Form 10-Q
period 2016-06-30
Waste Connections, Inc.
filed 2016-08-05
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-34370

WASTE CONNECTIONS, INC.

(Exact name of registrant as specified in its charter)

Ontario, Canada

(State or other jurisdiction of incorporation or organization)

98-1202763

(I.R.S. Employer Identification No.)

610 Applewood Crescent, 2nd Floor
Vaughan

Ontario L4K 0E3

Canada

(Address of principal executive offices)

(905) 532-7510

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

☑ Large accelerated filer	☐Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common shares:

As of July 28, 2016:           175,039,646 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and equivalents	$55,624	$10,974
Accounts receivable, net of allowance for doubtful accounts of $14,083 and $7,738 at June 30, 2016 and December 31, 2015, respectively	502,833	255,192
Deferred income taxes	86,146	49,727
Prepaid expenses and other current assets	89,465	46,534
Total current assets	734,068	362,427

Property and equipment, net	4,788,084	2,738,288
Goodwill	4,299,463	1,422,825
Intangible assets, net	1,160,484	511,294
Restricted assets	62,985	46,232
Other assets, net	48,468	40,732
	$11,093,552	$5,121,798
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$243,215	$115,206
Book overdraft	14,341	12,357
Accrued liabilities	269,334	136,018
Deferred revenue	134,257	90,349
Current portion of contingent consideration	21,920	22,217
Current portion of long-term debt and notes payable	1,575	2,127
Total current liabilities	684,642	378,274

Long-term debt and notes payable	3,761,307	2,147,127
Long-term portion of contingent consideration	34,604	27,177
Other long-term liabilities	317,332	124,943
Deferred income taxes	737,946	452,493
Total liabilities	5,535,831	3,130,014

Commitments and contingencies (Note 16)

Equity:
Common shares: 175,037,601 and 122,375,955 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	4,163,374	1,224
Additional paid-in capital	92,792	736,652
Accumulated other comprehensive loss	(1,673)	(12,171)
Treasury shares: 375,007 and 0 shares at June 30, 2016 and December 31, 2015, respectively	-	-
Retained earnings	1,296,241	1,259,495
Total Waste Connections’ equity	5,550,734	1,985,200
Noncontrolling interest in subsidiaries	6,987	6,584
Total equity	5,557,721	1,991,784
	$11,093,552	$5,121,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues	$727,639	$531,312	$1,242,319	$1,037,412
Operating expenses:
Cost of operations	416,262	297,437	703,453	578,560
Selling, general and administrative	152,737	57,264	220,419	115,409
Depreciation	84,348	59,639	145,245	116,945
Amortization of intangibles	14,081	7,264	21,775	14,263
Other operating items	(3,284)	(316)	(3,048)	346
Operating income	63,495	110,024	154,475	211,889

Interest expense	(20,485)	(15,322)	(37,670)	(31,018)
Other income (expense), net	(714)	92	(492)	(128)
Foreign currency transaction gain	689	-	689	-
Income before income tax provision	42,985	94,794	117,002	180,743
Income tax provision	(15,265)	(37,153)	(44,265)	(71,020)
Net income	27,720	57,641	72,737	109,723
Less: Net income attributable to noncontrolling interests	(231)	(281)	(406)	(539)
Net income attributable to Waste Connections	$27,489	$57,360	$72,331	$109,184
Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.20	$0.46	$0.55	$0.88
Diluted	$0.20	$0.46	$0.55	$0.88
Shares used in the per share calculations:
Basic	140,203,557	124,079,184	131,496,582	124,044,130
Diluted	140,587,155	124,352,062	132,024,528	124,360,059

Cash dividends per common share	$0.145	$0.13	$0.29	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$27,720	$57,641	$72,737	$109,723

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	1,693	1,037	3,403	2,072
Fuel hedge amounts reclassified into cost of operations	1,473	677	3,274	1,292
Changes in fair value of interest rate swaps	(3,826)	1,036	(10,514)	(4,437)
Changes in fair value of fuel hedges	1,629	(1,662)	324	(2,178)
Foreign currency translation adjustment	12,651	-	12,651	-
Other comprehensive income (loss), before tax	13,620	1,088	9,138	(3,251)
Income tax (expense) benefit related to items of other comprehensive loss	(346)	(417)	1,360	1,247
Other comprehensive income (loss), net of tax	13,274	671	10,498	(2,004)
Comprehensive income	40,994	58,312	83,235	107,719
Less: Comprehensive income attributable to noncontrolling interests	(231)	(281)	(406)	(539)
Comprehensive income attributable to Waste Connections	$40,763	$58,031	$82,829	$107,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Treasury Shares		Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Earnings	Interests	Total
Balances at December 31, 2015	122,375,955	$1,224	$736,652	$(12,171)	-	$-	$1,259,495	$6,584	$1,991,784
Conversion of Old Waste Connections’ common shares into common shares of New Waste Connections	-	650,552	(650,552)	-	-	-	-	-	-
Issuance of common shares to acquire Progressive Waste	52,145,919	3,503,162	-	-	-	-	-	-	3,503,162
Acquired common shares held in trust	-	-	-	-	490,112	-	-	-	-
Sale of common shares held in trust	115,105	8,436	-	-	(115,105)	-	-	-	8,436
Vesting of restricted share units	397,819	-	-	-	-	-	-	-	-
Vesting of performance-based restricted share units	122,960	-	-	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	39,328	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of restricted share units	(184,514)	-	(11,349)	-	-	-	-	-	(11,349)
Equity-based compensation	-	-	13,026	-	-	-	-	-	13,026
Exercise of warrants	25,029	-	-	-	-	-	-	-	-
Excess tax benefit associated with equity-based compensation	-	-	5,015	-	-	-	-	-	5,015
Cash dividends on common shares	-	-	-	-	-	-	(35,585)	-	(35,585)
Amounts reclassified into earnings, net of taxes	-	-	-	4,130	-	-	-	-	4,130
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(6,283)	-	-	-	-	(6,283)
Foreign currency translation adjustment	-	-	-	12,651	-	-	-	-	12,651
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(3)	(3)
Net income	-	-	-	-	-	-	72,331	406	72,737
Balances at June 30, 2016	175,037,601	$4,163,374	$92,792	$(1,673)	375,007	$-	$1,296,241	$6,987	$5,557,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX MONTHS ENDED JUNE 30, 2015

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balances at December 31, 2014	123,984,527	$1,240	$811,289	$(5,593)	$1,421,249	$5,556	$2,233,741
Vesting of restricted share units	426,864	4	(4)	-	-	-	-
Restricted share units released from deferred compensation plan	13,652	-	-	-	-	-	-
Tax withholdings related to net share settlements of restricted share units	(136,781)	(1)	(6,358)	-	-	-	(6,359)
Equity-based compensation	-	-	9,580	-	-	-	9,580
Exercise of stock options and warrants	35,205	-	417	-	-	-	417
Excess tax benefit associated with equity-based compensation	-	-	1,850	-	-	-	1,850
Repurchase of common shares	(903,769)	(9)	(41,302)	-	-	-	(41,311)
Cash dividends on common shares	-	-	-	-	(32,203)	-	(32,203)
Amounts reclassified into earnings, net of taxes	-	-	-	2,074	-	-	2,074
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(4,078)	-	-	(4,078)
Distributions to noncontrolling interests	-	-	-	-	-	(43)	(43)
Net income	-	-	-	-	109,184	539	109,723
Balances at June 30, 2015	123,419,698	$1,234	$775,472	$(7,597)	$1,498,230	$6,052	$2,273,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$72,737	$109,723
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	509	(582)
Depreciation	145,245	116,945
Amortization of intangibles	21,775	14,263
Foreign currency transaction gain	(689)	-
Deferred income taxes, net of acquisitions	25,363	14,725
Amortization of debt issuance costs	2,842	1,777
Share-based compensation	26,405	9,580
Interest income on restricted assets	(246)	(215)
Interest accretion	3,629	3,704
Excess tax benefit associated with equity-based compensation	(5,015)	(1,850)
Adjustments to contingent consideration	(2,495)	833
Payment of contingent consideration recorded in earnings	(132)	-
Net change in operating assets and liabilities, net of acquisitions	(30,282)	50,314
Net cash provided by operating activities	259,646	319,217
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(12,541)	(91,724)
Cash acquired in the Progressive Waste acquisition	65,745	-
Capital expenditures for property and equipment	(112,087)	(102,170)
Proceeds from disposal of assets	1,560	1,290
Change in restricted assets, net of interest income	113	296
Other	(696)	568
Net cash used in investing activities	(57,906)	(191,740)

Cash flows from financing activities:
Proceeds from long-term debt	3,352,676	336,000
Principal payments on notes payable and long-term debt	(3,461,005)	(381,226)
Payment of contingent consideration recorded at acquisition date	(4,109)	(190)
Change in book overdraft	1,998	(21)
Proceeds from option and warrant exercises	-	417
Excess tax benefit associated with equity-based compensation	5,015	1,850
Payments for repurchase of common shares	-	(41,311)
Payments for cash dividends	(35,585)	(32,203)
Tax withholdings related to net share settlements of restricted share units	(11,349)	(6,359)
Distributions to noncontrolling interests	(3)	(43)
Debt issuance costs	(12,941)	(3,120)
Proceeds from sale of common shares held in trust	8,436	-
Net cash used in financing activities	(156,867)	(126,206)
Effect of exchange rate changes on cash and equivalents	(223)	-
Net increase in cash and equivalents	44,650	1,271
Cash and equivalents at beginning of period	10,974	14,353
Cash and equivalents at end of period	$55,624	$15,624
Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$2,456,479	$8,622
Issuance of common shares to acquire Progressive Waste	$3,503,162	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.	BASIS OF PRESENTATION AND SUMMARY

On June 1, 2016, pursuant to the terms of the Agreement and Plan of Merger dated as of January 18, 2016 (the “Merger Agreement”), Water Merger Sub LLC (“Merger Sub”), a Delaware limited liability company and a wholly-owned subsidiary of Progressive Waste Solutions Ltd., merged with and into Waste Connections US, Inc. (f/k/a Waste Connections, Inc.), a Delaware corporation (“Old Waste Connections”) with Old Waste Connections continuing as the surviving corporation and an indirect wholly-owned subsidiary of Waste Connections, Inc. (f/k/a Progressive Waste Solutions Ltd.), a corporation organized under the laws of Ontario, Canada. Following the closing of the transaction, Old Waste Connections’ common stock was delisted from the New York Stock Exchange (“NYSE”) and deregistered under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to the Merger Agreement, Old Waste Connections’ stockholders received common shares of Waste Connections, Inc. (f/k/a Progressive Waste Solutions Ltd.) in exchange for their shares of common stock of Old Waste Connections.

As further discussed in Note 6 – “Acquisitions,” the Progressive Waste acquisition was accounted for as a reverse merger using the acquisition method of accounting. Old Waste Connections has been identified as the acquirer for accounting purposes and the acquisition method of accounting has been applied. The term “Progressive Waste” is used herein in the context of references to Progressive Waste Solutions Ltd. and its shareholders prior to the completion of the Progressive Waste acquisition on June 1, 2016.

The accompanying condensed consolidated financial statements relating to Waste Connections, Inc. (f/k/a Progressive Waste Solutions Ltd., and together with its subsidiaries, “New Waste Connections,” “WCI” or the “Company”) are the historical financial statements of Old Waste Connections for the three and six month periods ended June 30, 2016 and 2015, with the inclusion on June 1, 2016 of the fair value of the assets and liabilities acquired from Progressive Waste and the inclusion of the results of operations from the acquired Progressive Waste operations commencing on June 1, 2016.  In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto included in Old Waste Connections’ Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

2.	REPORTING CURRENCY

The functional currency of the Company’s parent corporate entity and the operating subsidiaries in the United States is the U.S. dollar. The functional currency of the Company’s Canadian operations is the Canadian dollar. The reporting currency of the Company is the U.S. dollar. The Company’s consolidated Canadian dollar financial position is translated to U.S. dollars by applying the foreign currency exchange rate in effect at the consolidated balance sheet date.  The Company’s consolidated Canadian dollar results of operations and cash flows are translated to U.S. dollars by applying the average foreign currency exchange rate in effect during the reporting period.  The resulting translation adjustments are included in other comprehensive income or loss.  Gains and losses from foreign currency transactions are included in earnings for the period.

3.	NEW ACCOUNTING STANDARDS

Revenue From Contracts With Customers. In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 for public entities, with early adoption permitted (but not earlier than the original effective date of the pronouncement). The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Accounting for Share-Based Payment When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. In June 2014, the FASB issued guidance that applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance as of January 1, 2016. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued guidance that requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The new standard is effective in fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. The adoption of this guidance will result in the Company’s current deferred tax assets being recorded as noncurrent on a prospective basis. The Company’s current deferred tax assets were $86,146 and $49,727 at June 30, 2016 and December 31, 2015, respectively.

Lease Accounting. In February 2016, the FASB issued guidance that requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The new standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company has not determined the effect the adoption of this lease accounting guidance will have on its financial position or results of operations.

Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued guidance that identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In March 2016, the FASB issued guidance that clarifies the implementation of the new revenue standard on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The amendments have the same effective date and transition requirements as the new revenue standard, which is described above. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

4.	RECLASSIFICATION

Certain amounts reported in the Company’s prior year financial statements have been reclassified to conform with the 2016 presentation.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

5.	LANDFILL ACCOUNTING

At June 30, 2016, the Company owned or operated 69 municipal solid waste (“MSW”) landfills, 11 exploration and production (“E&P”) waste landfills, which only accept E&P waste, and 14 non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste. At June 30, 2016, the Company’s landfills consisted of 80 owned landfills, eight landfills operated under life-of-site operating agreements and six landfills operated under limited-term operating agreements.  The Company’s landfills had site costs with a net book value of $2,793,766 at June 30, 2016.  For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term.  Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

The Company’s internal and third-party engineers perform surveys at least annually to estimate the remaining disposal capacity at its landfills.  Many of the Company’s existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted.  The Company’s landfill depletion rates are based on the remaining disposal capacity, considering both permitted and probable expansion airspace, at the landfills it owns and landfills it operates, but does not own, under life-of-site agreements.  The Company’s landfill depletion rate is based on the term of the operating agreement at its operated landfill that has capitalized expenditures. Expansion airspace consists of additional disposal capacity being pursued through means of an expansion that has not yet been permitted.  Expansion airspace that meets certain criteria is included in the estimate of total landfill airspace.

Based on remaining permitted capacity as of June 30, 2016, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 28 years.  As of June 30, 2016, the Company is seeking to expand permitted capacity at 18 of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 34 years, with lives ranging from approximately 1 to 390 years.

During the six months ended June 30, 2016 and 2015, the Company expensed $49,685 and $39,545, respectively, or an average of $3.92 and $3.96 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2016 and 2015 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects the Company’s long-term credit adjusted risk free rate as of the end of both 2015 and 2014.  The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2016 and 2015. The resulting final capping, closure and post-closure obligations are recorded on the condensed consolidated balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the six months ended June 30, 2016 and 2015, the Company expensed $2,763 and $1,833 respectively, or an average of $0.22 and $0.18 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2015 to June 30, 2016:

Final capping, closure and post-closure liability at December 31, 2015	$78,613
Adjustments to final capping, closure and post-closure liabilities	(7,032)
Liabilities incurred	3,578
Accretion expense associated with landfill obligations	2,763
Closure payments	(34)
Assumption of closure liabilities from acquisitions	158,937
Final capping, closure and post-closure liability at June 30, 2016	$236,825

The Adjustments to final capping, closure and post-closure liabilities primarily consisted of increases in estimated airspace at some of the Company’s landfills at which expansions are being pursued, decreases in estimated annual tonnage consumptions at various landfills, decreases in estimated closure costs at some of the Company’s landfills and changes in engineering estimates of total site capacity. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At June 30, 2016 and December 31, 2015, $55,200 and $43,636 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

6.	ACQUISITIONS

Progressive Waste Acquisition

As described in Note 1, on June 1, 2016, pursuant to the Merger Agreement, Merger Sub merged with and into Old Waste Connections in an all-stock business combination with Old Waste Connections continuing as the surviving corporation and an indirect wholly-owned subsidiary of New Waste Connections. The term “Progressive Waste” is used herein in the context of references to Progressive Waste Solutions Ltd. and its shareholders prior to the completion of the Progressive Waste acquisition on June 1, 2016. The financial statements presented herein are the historical financial statements of Old Waste Connections with the inclusion on June 1, 2016 of the fair value of the identifiable assets and liabilities acquired from Progressive Waste and the inclusion of the results of operations from the acquired Progressive Waste operations commencing on June 1, 2016.

Under the terms of the Merger Agreement, Old Waste Connections’ stockholders received 2.076843 New Waste Connections shares for each Old Waste Connections share they owned. Immediately following the completion of the Progressive Waste acquisition, New Waste Connections also completed (i) a consolidation whereby every 2.076843 common shares outstanding were converted into one common share (the “Consolidation”) and (ii) an amalgamation with a wholly-owned subsidiary whereby its legal name was changed from Progressive Waste Solutions Ltd. to Waste Connections, Inc. (the “Amalgamation”). Upon completion of the Progressive Waste acquisition, Old Waste Connections’ former stockholders owned approximately 70% of the Company, and Progressive Waste’s former shareholders owned approximately 30%. All share amounts stated herein reflect shares on a post-Consolidation basis.

Following the completion of the Progressive Waste acquisition, the Consolidation and the Amalgamation, on June 1, 2016, the post-Consolidation common shares of New Waste Connections (the “Common Shares”) commenced trading on the Toronto Stock Exchange (the “TSX”) and on the NYSE under the ticker symbol “WCN.” The common stock of Old Waste Connections, which traded previously under the symbol “WCN,” ceased trading on, and has been delisted from, the NYSE.

The transaction was accounted for as a reverse merger using the acquisition method of accounting. Old Waste Connections has been identified as the acquirer for accounting purposes and the acquisition method of accounting has been applied. Identifying the acquirer requires various considerations including the relative voting rights post-closing, the size of minority voting interests and the composition of the board of directors and senior management. Based on these considerations, Old Waste Connections’ former stockholders hold a majority of the post-closing voting rights of the combined company and both the post-closing composition of the board of directors and senior management are most closely aligned with Old Waste Connections. The Progressive Waste acquisition provided the Company with significant strategic and financial benefits including enhanced size and revenue diversification, increased earnings and cash flows and better access to capital markets.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The results of operations from the acquired Progressive Waste operations have been included in the Company’s Condensed Consolidated Financial Statements from June 1, 2016, the acquisition date.  Total revenues during the period from June 1, 2016 to June 30, 2016, generated from the operations acquired in the Progressive Waste acquisition and included within consolidated revenues, were $174,019. Total pre-tax earnings during the period from June 1, 2016 to June 30, 2016, generated from the operations acquired in the Progressive Waste acquisition and included within consolidated income before income taxes, were $25,574.

The following table summarizes the consideration transferred to acquire Progressive Waste and the preliminary amounts of identifiable assets acquired and liabilities assumed:

Fair value of consideration transferred:
Shares issued	$3,503,162
Debt assumed	1,729,274
5,232,436
Less: cash acquired	(65,745)
Net fair value of consideration transferred	5,166,691

Recognized amounts of identifiable assets acquired and liabilities assumed associated with the business acquired:
Accounts receivable	231,496
Prepaid expenses and other current assets	28,271
Restricted assets	16,552
Property and equipment	2,083,607
Contracts	210,412
Customer lists	235,503
Other intangibles	218,499
Other assets	5,944
Accounts payable and accrued liabilities	(267,355)
Deferred revenue	(35,729)
Contingent consideration	(12,765)
Other long-term liabilities	(185,545)
Deferred income taxes	(224,116)
Total identifiable net assets	2,304,774
Goodwill	$2,861,917

Following the merger of Merger Sub into Old Waste Connections, and the issuance of 2.076843 New Waste Connections shares for each Old Waste Connections share as a result of the Consolidation, the Company issued an additional 52,145,919 common shares at $67.18, the closing price on the NYSE of New Waste Connections common shares on June 1, 2016 as share consideration for the Progressive Waste acquisition. The Company assumed $1,729,274 of debt in the acquisition, consisting of $1,659,465 of amounts outstanding under the Progressive Waste credit facilities that were repaid in full following the close of the acquisition, $64,000 of tax-exempt bonds and $5,809 of other long-term debt. See Note 8 for further discussion of the debt assumed.

Contingent consideration acquired consists primarily of two amounts payable to the former owners of an acquisition completed by Progressive Waste in 2015. The first contingent amount payable is based on the acquired operations exceeding earnings targets specified in the purchase agreement over a one-year period ending September 30, 2017. There is no limit to this contingent amount payable under the terms of the purchase agreement, the fair value of which was computed at $7,315, based upon applying a discount rate of 2.0% to the probability assessment of the expected future cash flows over the period in which the obligation is expected to be settled. The second contingent amount payable has a maximum possible payment of $5,000, representing a purchase price holdback payable to the former owners subject to the satisfaction of various business performance conditions through December 31, 2016.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The goodwill acquired is primarily attributable to growth opportunities at operations acquired in the Progressive Waste acquisition and synergies that are expected to arise as a result of the acquisition. The expected tax deductible amount of the goodwill acquired is $303,594.

The fair value of acquired working capital related to Progressive Waste is provisional pending final resolution of information that existed at the acquisition date to support the fair value of the assets acquired and liabilities assumed. The fair value related to certain other assets and liabilities is provisional as well, based on information existing at the acquisition date, and is subject to change. Measurement period adjustments will be evaluated to determine whether they relate to facts and circumstances that existed at the acquisition date. Any measurement period adjustments recorded will be recognized in the reporting period in which they are identified.

The gross amount of trade receivables due under contracts is $239,107, of which $7,611 is expected to be uncollectible.  The Company did not acquire any other class of receivable as a result of the Progressive Waste acquisition.

The Company incurred $31,559 of acquisition-related costs for the Progressive Waste acquisition during the six months ended June 30, 2016.  These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

Other Acquisitions

The Company acquired eight individually immaterial non-hazardous solid waste collection businesses during the six months ended June 30, 2016. The total acquisition-related costs incurred during the six months ended June 30, 2016 for these acquisitions was $636. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

In January 2015, the Company acquired Shale Gas Services, LLC (“Shale Gas”), which owns two E&P waste stream treatment and recycling operations in Arkansas and Texas, for cash consideration of $41,000 and potential future contingent consideration. The contingent consideration would be paid to the former owners of Shale Gas based on the achievement of certain operating targets for the acquired operations, as specified in the membership purchase agreement, over a two-year period following the close of the acquisition. The Company used probability assessments of the expected future cash flows and determined that no liability for payment of future contingent consideration existed as of the acquisition close date. As of June 30, 2016, the assessment that no liability existed for payment of future contingent consideration has not changed.

In March 2015, the Company acquired DNCS Properties, LLC (“DNCS”), which owns land and permits to construct and operate an E&P waste facility in the Permian Basin, for cash consideration of $30,000 and a long-term note issued to the former owners of DNCS with a fair value of $5,088. The long-term note requires ten annual principal payments of $500, followed by an additional ten annual principal payments of $250, for total future cash payments of $7,500. The fair value of the long-term note was determined by applying a discount rate of 4.75% to the payments over the 20-year payment period.

In addition to the acquisitions of Shale Gas and DNCS, the Company acquired five individually immaterial non-hazardous solid waste collection businesses during the six months ended June 30, 2015. The total acquisition-related costs incurred during the six months ended June 30, 2015 for these acquisitions was $594. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

The results of operations of these acquired businesses have been included in the Company’s Condensed Consolidated Financial Statements from their respective acquisition dates.  The Company expects these acquired businesses to contribute towards the achievement of the Company’s strategy to expand through acquisitions. Goodwill acquired is attributable to the synergies and ancillary growth opportunities expected to arise after the Company’s acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for these individually immaterial acquisitions consummated in the six months ended June 30, 2016 and 2015:

	2016 Acquisitions	2015 Acquisitions
Fair value of consideration transferred:
Cash	$12,541	$91,724
Notes issued to sellers	-	5,088
	12,541	96,812

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	486	4,997
Prepaid expenses and other current assets	476	384
Property and equipment	2,782	23,479
Long-term franchise agreements and contracts	-	1,611
Customer lists	5,001	2,035
Permits	-	34,998
Indefinite-lived intangibles	-	1,257
Other intangibles	-	2,073
Other assets	261	976
Accounts payable and accrued liabilities	(741)	(1,371)
Deferred revenue	(610)	(1,647)
Contingent consideration	(345)	(515)
Total identifiable net assets	7,310	68,277
Goodwill	$5,231	$28,535

The acquisitions of eight non-hazardous solid waste collection businesses resulted in goodwill acquired during the six months ended June 30, 2016, totaling $5,231, which is expected to be deductible for tax purposes.  Goodwill acquired during the six months ended June 30, 2015, totaling $28,535, is expected to be deductible for tax purposes.

The fair value of acquired working capital related to eight individually immaterial acquisitions completed during the six months ended June 30, 2016, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these eight acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the six months ended June 30, 2016, is $876, of which $390 is expected to be uncollectible.  The gross amount of trade receivables due under contracts acquired during the six months ended June 30, 2015, is $5,255, of which $258 is expected to be uncollectible.  The Company did not acquire any other class of receivable as a result of the acquisitions of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Pro Forma Results of Operations

The following pro forma results of operations assume that the Company’s acquisition of Progressive Waste and its other acquisitions that were collectively insignificant, occurring during the six months ended June 30, 2016 and 2015, were acquired as of January 1, 2015 (unaudited):

	Six Months Ended June 30,
	2016	2015
Total revenue	$2,051,327	$2,033,087
Net income	178,058	169,122
Basic income per share	1.02	0.96
Diluted income per share	1.01	0.96

The unaudited pro forma results of operations do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2015, nor are they necessarily indicative of future operating results. The above unaudited pro forma financial information includes adjustments to acquisition expenses incurred by the Company and the acquired businesses, severance payments to employees terminated as a result of the acquisitions, equity-based compensation expenses incurred as a result of accelerated vesting resulting from the Progressive Waste acquisition, interest expense on new and refinanced debt attributable to the acquisitions, expenses incurred by Progressive Waste to terminate interest rate swaps resulting from its credit facility being terminated, depreciation expense on acquired property and equipment, amortization of identifiable intangible assets acquired, accretion of closure and post-closure interest expense on acquired landfills and provision for income taxes.

7.	INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at June 30, 2016:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$421,143	$(68,745)	$-	$352,398
Customer lists	415,091	(108,192)	-	306,899
Permits and other	300,154	(15,515)	-	284,639
	1,136,388	(192,452)	-	943,936
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	152,761	-	-	152,761
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,351)	21,504
	254,899	-	(38,351)	216,548
Intangible assets, exclusive of goodwill	$1,391,287	$(192,452)	$(38,351)	$1,160,484

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the six months ended June 30, 2016 was 15.6 years. The weighted-average amortization period of customer lists acquired during the six months ended June 30, 2016 was 11.6 years. The weighted-average amortization period of finite-lived permits and other acquired during the six months ended June 30, 2016 was 20.0 years.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2015:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$210,384	$(60,205)	$-	$150,179
Customer lists	173,855	(96,941)	-	76,914
Permits and other	81,240	(13,587)	-	67,653
	465,479	(170,733)	-	294,746
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	152,761	-	-	152,761
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,351)	21,504
	254,899	-	(38,351)	216,548
Intangible assets, exclusive of goodwill	$720,378	$(170,733)	$(38,351)	$511,294

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2016	$72,988
For the year ending December 31, 2017	$99,971
For the year ending December 31, 2018	$93,897
For the year ending December 31, 2019	$84,294
For the year ending December 31, 2020	$76,235

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

8.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2016	December 31, 2015
Revolver under Credit Agreement, bearing interest ranging from 1.66% to 3.75% (a)	$457,026	$-
Term loan under Credit Agreement, bearing interest at 1.66% (a)	1,637,500	-
Revolver under prior credit agreement, bearing interest ranging from 1.44% to 3.70% (b)	-	390,000
Term loan under prior credit agreement, bearing interest at 1.44% (b)	-	800,000
2016 Notes, bearing interest at 3.30%	-	100,000
2018 Notes, bearing interest at 4.00%	50,000	50,000
2019 Notes, bearing interest at 5.25%	175,000	175,000
2021 Notes, bearing interest at 4.64%	100,000	100,000
New 2021 Notes, bearing interest at 2.39%	150,000	-
2022 Notes, bearing interest at 3.09%	125,000	125,000
2023 Notes, bearing interest at 2.75%	200,000	-
2025 Notes, bearing interest at 3.41%	375,000	375,000
2026 Notes, bearing interest at 3.03%	400,000	-
Tax-exempt bonds, bearing interest ranging from 0.46% to 0.49% (a)	95,430	31,430
Notes payable to sellers and other third parties, bearing interest at 3.0% to 24.8% (a)	15,027	10,855
	3,779,983	2,157,285
Less – current portion	(1,575)	(2,127)
Less – debt issuance costs	(17,101)	(8,031)
	$3,761,307	$2,147,127

(a) Interest rates represent the interest rates incurred at June 30, 2016.

(b) Interest rates represent the interest rates incurred at December 31, 2015.

Summary of Changes in Debt Related to Progressive Waste Acquisition

On June 1, 2016, the Company assumed $1,729,274 of debt in the Progressive Waste acquisition consisting of $1,659,465 of amounts outstanding under Progressive Waste’s prior Amended and Restated Credit Agreement, dated as of June 30, 2015, among Progressive Waste, Bank of America, N.A., acting through its Canada branch, as global agent, Bank of America, N.A., as the U.S. agent, and the other lenders and financial institutions party thereto (the “2015 Progressive Waste Credit Agreement”), $64,000 of tax-exempt bonds and $5,809 of other long-term debt.

On June 1, 2016, the Company terminated the 2015 Progressive Waste Credit Agreement. Also on June 1, 2016, Old Waste Connections terminated a Revolving Credit and Term Loan Agreement, dated as of January 26, 2015, by and among Old Waste Connections, Bank of America, N.A., as the administrative agent and swing line lender and letter of credit issuer, and certain lenders and other financial institutions party thereto (the “2015 Old Waste Connections Credit Agreement,” and together with the 2015 Progressive Waste Credit Agreement, the “Prior Credit Agreements”).

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

On June 1, 2016, the Company also entered into several financing agreements, including a Revolving Credit and Term Loan Agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with Bank of America, N.A., acting through its Canada Branch, as global agent, the swing line lender and letter of credit issuer, Bank of America, N.A., as the U.S. Agent and a letter of credit issuer, the lenders (the “Lenders”) and any other financial institutions from time to time party thereto and a Master Note Purchase Agreement (as amended, restated, amended and restated, assumed, supplemented or modified from time to time, the “2016 NPA”) with certain accredited institutional investors, as more fully described below. Proceeds from the borrowings under the Credit Agreement were used initially to refinance indebtedness of the Company and its subsidiaries under the Prior Credit Agreements and for the payment of transaction fees and expenses related to the Progressive Waste acquisition. The Company used proceeds from the sale of the 2016 Senior Notes (defined below) to refinance existing indebtedness and for general corporate purposes.

New Credit Agreement

As described above, on June 1, 2016, the Company entered into the Credit Agreement, which has a scheduled maturity date of June 1, 2021.

Details of the Credit Agreement at June 30, 2016 are as follows:

Revolver under Credit Agreement
Available	$845,857
Letters of credit outstanding	$259,617
Total amount drawn, as follows:	$457,026
Amount drawn – U.S. based LIBOR loan	$22,500
Interest rate applicable – U.S. based LIBOR loan	1.66%
Amount drawn – U.S. based base rate loan	$15,200
Interest rate applicable - U.S. based base rate loan	3.75%
Amount drawn – Canadian prime rate loan	$17,680
Interest rate applicable - Canadian prime rate loan	2.95%
Amount drawn – Canadian BA loan	$401,646
Interest rate applicable – Canadian BA loan	2.08%
Commitment – rate applicable	0.15%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$1,637,500
Interest rate applicable – U.S. based LIBOR loan	1.66%

Pursuant to the terms and conditions of the Credit Agreement, the Lenders have committed to provide a $3,200,000 credit facility to the Company, consisting of (i) revolving advances up to an aggregate principal amount of $1,562,500 at any one time outstanding, and (ii) a term loan in an aggregate principal amount of $1,637,500, which term loan was fully drawn at closing. As part of the aggregate commitments under the revolving advances, the Credit Agreement provides for letters of credit to be issued at the request of the Company in an aggregate amount not to exceed $500,000 and for swing line loans to be issued at the request of the Company in an aggregate amount not to exceed the lesser of $75,000 and the aggregate commitments under the revolving advances. This swing line sublimit is part of, and not in addition to, the aggregate commitments under the revolving advances. In addition, certain existing letters of credit in place under the Prior Credit Agreements are continued and now deemed issued under and governed by the terms of the Credit Agreement. Subject to certain specified conditions and additional deliveries, the Company has the option to request increases in the aggregate commitments for revolving advances and one or more additional term loans, provided that (i) the aggregate principal amount of such requests does not exceed $500,000 and (ii) the aggregate principal amount of commitments and term loans under the credit facility does not exceed $3,700,000. The Company has $7,015 of debt issuance costs related to the Credit Agreement recorded in Other assets, net in the Condensed Consolidated Balance Sheets at June 30, 2016, which are being amortized through the maturity date, or June 1, 2021.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Advances are available under the Credit Agreement in U.S. dollars and Canadian dollars. Interest accrues on the term loan at a LIBOR rate or a base rate, at the Company’s option, plus an applicable margin. Interest accrues on revolving advances, at the Company’s option, (i) at a LIBOR rate or a base rate for U.S. dollar borrowings, plus an applicable margin, and (ii) at the Canadian prime rate for Canadian dollar borrowings, plus an applicable margin. Canadian dollar borrowings are also available by way of bankers' acceptances or BA equivalent loans (“BA loans”), subject to the payment of a drawing fee. The fees for letters of credit in US dollars and Canadian dollars are also based on the applicable margin. The applicable margin used in connection with interest rates and fees is based on the Company’s leverage ratio. The applicable margin for LIBOR rate loans, drawing fees for bankers' acceptance and BA loans and letter of credit fees ranges from 1.00% to 1.50%, and the applicable margin for base rate loans, Canadian prime rate loans and swing line loans ranges from 0.00% to 0.50%. The Company will also pay a fee based on its leverage ratio on the actual daily unused amount of the aggregate revolving commitments.

The borrowings under the Credit Agreement are unsecured. Proceeds from the borrowings under the Credit Agreement may be used on a go forward basis (i) to finance acquisitions permitted under the Credit Agreement, and (ii) for capital expenditures, working capital, letters of credit, and general corporate purposes.

The Credit Agreement contains customary representations, warranties, covenants and events of default, including, among others, a change of control event of default and limitations on the incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and burdensome agreements. The Credit Agreement includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) (i) Consolidated Total Funded Debt (as defined in the Credit Agreement) as of such date less (ii) the sum of cash and cash equivalents of the Company and its subsidiaries on a dollar-for-dollar basis as of such date in excess of $50,000 up to a maximum of $200,000 (such that the maximum amount of reduction pursuant to this calculation does not exceed $150,000) to (b) Consolidated EBITDA (as defined in the Credit Agreement), measured for the preceding 12 months, to not more than 3.50 to 1.00 (or 3.75 to 1.00 during material acquisition periods, subject to certain limitations). The Credit Agreement also includes a financial covenant requiring the ratio of Consolidated EBIT (as defined in the Credit Agreement) to Consolidated Total Interest Expense (as defined in the Credit Agreement), in each case, measured for the preceding 12 months, to be not less than 2.75 to 1.00. During the continuance of an event of default, the Lenders may take a number of actions, including, among others, declaring the entire amount then outstanding under the Credit Agreement to be due and payable. As of June 30, 2016, the Company was in compliance with all applicable covenants in the Credit Agreement.

2015 Old Waste Connections Credit Agreement

The 2015 Old Waste Connections Credit Agreement provided revolving advances up to an aggregate principal amount of $1,200,000 at any one time outstanding (the “revolver”), a term loan in an aggregate principal amount of $800,000 (the “term loan”) and letters of credit to be issued at the request of Old Waste Connections in an aggregate amount not to exceed $250,000. As of December 31, 2015, $800,000 under the term loan and $390,000 under the revolver were outstanding under the 2015 Old Waste Connections Credit Agreement, exclusive of outstanding standby letters of credit of $78,373. As of December 31, 2015, Old Waste Connections was in compliance with all applicable covenants in the 2015 Old Waste Connections Credit Agreement.

Interest accrued on advances on the revolver, at Old Waste Connections’ option, at a LIBOR rate plus the applicable LIBOR margin (for a total rate of 1.44% at December 31, 2015) on LIBOR loans or a base rate plus an applicable margin (for a total rate of 3.70% at December 31, 2015) on base rate and swing line loans for each interest period. The issuing fees for all letters of credit were also based on an applicable margin. The applicable margin used in connection with interest rates and fees was based on Old Waste Connections’ consolidated leverage ratio. The applicable margin for LIBOR rate loans and letter of credit fees was 1.20% at December 31, 2015 and the applicable margin for base rate loans and swing line loans was 0.50% at December 31, 2015. As of December 31, 2015, $385,000 of the borrowings outstanding under the revolver were in LIBOR loans and $5,000 of the borrowings outstanding under the revolver were in swing line loans.

Outstanding amounts on the term loan could be either base rate loans or LIBOR loans. At December 31, 2015, all amounts outstanding under the term loan were in LIBOR loans which bore interest at the LIBOR rate plus the applicable LIBOR margin (for a total rate of 1.44% at December 31, 2015). The applicable margin was based on Old Waste Connections’ consolidated leverage ratio. The applicable margin for LIBOR rate loans was 1.20% at December 31, 2015.

Old Waste Connections paid a fee based on its consolidated leverage ratio on the actual daily unused amount of the aggregate revolving commitments (0.15% as of December 31, 2015).

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

2016 Master Note Purchase Agreement

As described above, on June 1, 2016, the Company entered into the 2016 NPA pursuant to which the Company issued and sold to the investors $750,000 aggregate principal amount of senior unsecured notes consisting of (i) $150,000 of 2.39% series 2016 senior notes, tranche A due June 1, 2021 (the “New 2021 Notes”), (ii) $200,000 of 2.75% series 2016 senior notes, tranche B due June 1, 2023 (the “2023 Notes”) and (iii) $400,000 of 3.03% series 2016 senior notes, tranche C due June 1, 2026 (the “2026 Notes”) (collectively, the “2016 Senior Notes”) in a private placement. The 2016 Senior Notes bear interest at fixed rates with interest payable in arrears semi-annually on the first day of June and December, commencing on December 1, 2016, and on the respective maturity dates, until the principal thereunder becomes due and payable. The Company is amortizing the $5,319 of debt issuance costs through the maturity dates of the respective notes.

Under the terms and conditions of the 2016 NPA, the Company is authorized to issue and sell notes in the aggregate principal amount of $1,500,000, inclusive of the outstanding $750,000 aggregate principal amount of 2016 Senior Notes issued and sold by the Company on June 1, 2016, provided that the purchasers of the 2016 Senior Notes shall not have any obligation to purchase any additional notes issued pursuant to the 2016 NPA.

The 2016 Senior Notes are unsecured obligations and rank pari passu with obligations under the Credit Agreement and the 2008 Notes (defined below).  Certain subsidiaries of the Company have executed a subsidiary guaranty in relation to the Company’s obligations under the 2016 NPA.

The 2016 Senior Notes are subject to representations, warranties, covenants and events of default customary for a private placement of senior unsecured notes.  Upon the occurrence of an event of default, payment of the 2016 Senior Notes may be accelerated by the holders of the 2016 Senior Notes.  The 2016 Senior Notes may also be prepaid by the Company at any time at par plus a make whole amount determined by the amount of the excess, if any, to the discounted value of the remaining scheduled payments with respect to the called principal of such 2016 Senior Notes minus the amount of such called principal, provided that the make whole shall in no event be less than zero. The discounted value is determined using market-based discount rates. In addition, the Company will be required to offer to prepay the 2016 Senior Notes upon certain changes in control. The 2016 NPA also contemplates certain offers of prepayments for specified tax reasons or certain noteholder sanctions events.

2008 Master Note Purchase Agreement

On June 1, 2016, prior to the closing of the Progressive Waste acquisition, Old Waste Connections, certain subsidiaries of Old Waste Connections (together with Old Waste Connections, the “Obligors”) and certain holders of the 2008 Notes (defined below) entered into that certain Amendment No. 6 (the “Sixth Amendment”) to that certain Master Note Purchase Agreement, dated July 15, 2008 (the “2008 NPA”), as amended by Amendment No. 1 to the 2008 NPA dated as of July 20, 2009 (the “First Amendment”), as supplemented by First Supplement to the 2008 NPA dated as of October 26, 2009 (the “First Supplement”), as amended by Amendment No. 2 to the 2008 NPA dated as of November 24, 2010 (the “Second Amendment”), as supplemented by Second Supplement to the 2008 NPA dated as of April 1, 2011 (the “Second Supplement”), as amended by Amendment No. 3 to the 2008 NPA dated as of October 12, 2011 (the “Third Amendment”), as amended by Amendment No. 4 to the 2008 NPA dated as of August 9, 2013 (the “Fourth Amendment”), as amended by Amendment No. 5 to the 2008 NPA dated as of February 20, 2015 (the “Fifth Amendment”), and as supplemented by Third Supplement to the 2008 NPA dated as of June 11, 2015 (the “Third Supplement”) (the 2008 NPA, as so amended, restated, amended and restated, supplemented or otherwise modified from time to time prior to June 1, 2016, the “Amended 2008 NPA”). The Sixth Amendment, among other things, provides certain amendments to the Amended 2008 NPA to facilitate (i) the Progressive Waste acquisition and related transactions contemplated thereunder, (ii) the Company’s assumption of the Obligors’ obligations under the Assumed 2008 NPA (defined below) pursuant to the Assumption Agreement (defined below) upon the consummation of the Progressive Waste acquisition, (iii) the release of and/or reconstitution of obligations as a guaranty for certain Obligors, and (iv) additional amendments to the Amended 2008 NPA (beyond those in the Sixth Amendment) which were effective upon the Company’s assumption of the Obligor’s obligations under the Assumed 2008 NPA pursuant to the Assumption Agreement.

On June 1, 2016, following the closing of the Progressive Waste acquisition, the Company entered into that certain Assumption and Exchange Agreement (as amended, restated, amended and restated, supplemented or modified from time to time, the “Assumption Agreement”) with Old Waste Connections, to and in favor of the holders of the notes issued from time to time under the Amended 2008 NPA as further amended by the Sixth Amendment (the Amended 2008 NPA as amended by the Sixth Amendment and as further modified by the Assumption Agreement, the “Assumed 2008 NPA”).

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Pursuant to the terms and conditions of the Assumed 2008 NPA, the Company has $825,000 of outstanding senior unsecured notes (the “2008 Notes”) at June 30, 2016 consisting of (i) $175,000 of 5.25% senior notes due 2019 (the “2019 Notes”), (ii) $50,000 of 4.00% senior notes due 2018 (the “2018 Notes”), (iii) $100,000 of 4.64% senior notes due 2021 (the “2021 Notes”), (iv) $125,000 of 3.09% senior notes due 2022 (the “2022 Notes”) and (v) $375,000 of 3.41% senior notes due 2025 (the “2025 Notes”), in each case, that were sold previously in a private placement.

Under the terms and conditions of the Assumed 2008 NPA, the Company is authorized to issue and sell notes in the aggregate principal amount of $1,250,000, inclusive of the outstanding $825,000 aggregate principal amount of 2008 Notes assumed by the Company on June 1, 2016, provided that the purchasers of the 2008 Notes shall not have any obligation to purchase any additional notes issued pursuant to the Assumed 2008 NPA.

The 2008 Notes are unsecured obligations and rank pari passu with obligations under the Credit Agreement and the 2016 Senior Notes.  Certain subsidiaries of the Company have executed a subsidiary guaranty in relation to the Company’s obligations under the Assumed 2008 NPA. The subsidiaries executing a guaranty in relation to the Assumed 2008 NPA are the same set of subsidiaries that executed a guaranty in relation to the 2016 NPA and the same set of subsidiaries that are guarantors under the Credit Agreement.

The 2008 Notes are subject to representations, warranties, covenants and events of default customary for a private placement of senior unsecured notes.  Upon the occurrence of an event of default, payment of the 2008 Notes may be accelerated by the holders of the 2008 Notes.  The 2008 Notes may also be prepaid by the Company at any time at par plus a make whole amount determined in respect of the remaining scheduled payments on the 2008 Notes, using a market-based discount rate.  In addition, the Company will be required to offer to prepay the 2008 Notes upon certain changes in control; however, no such prepayment offer was accepted in connection with the Progressive Waste acquisition. The Assumed 2008 NPA also contemplates certain offers of prepayments for specified tax reasons or certain noteholder sanctions events.

2016 Notes

Old Waste Connections fully redeemed the 2016 Notes on April 1, 2016, using borrowings under the 2015 Old Waste Connections Credit Agreement.

9.	SEGMENT REPORTING

The Company’s revenues are generated from the collection, transfer, recycling and disposal of non-hazardous solid waste and the treatment, recovery and disposal of non-hazardous E&P waste.  No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

The Company manages its operations through five geographic operating segments and its E&P segment, which includes the majority of the Company’s E&P waste treatment and disposal operations. The Company’s five geographic operating segments and its E&P segment comprise the Company’s reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  In June 2016, as a result of the Progressive Waste acquisition, described in Note 6, the Company formed two new geographic operating segments, Canada and Southern, and realigned its reporting structure at its existing Central and Eastern segments. The Company’s segment realignment consisted of the transfer of certain operations in Texas and Louisiana from its Central segment to its Southern segment and the transfer of certain operations in Tennessee, Mississippi and Alabama from its Eastern segment to its Southern segment. The Progressive Waste acquisition did not impact the Company’s Western or E&P segments. The segment information presented herein reflects the realignment of these districts.

Under the current orientation, the Company’s Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, eastern Tennessee, Vermont, Virginia, Wisconsin and the District of Columbia; the Company’s Canada segment services customers located in the provinces of Alberta, British Columbia, Manitoba, Ontario, Quebec and Saskatchewan; the Company’s Central segment services customers located in Arizona, Colorado, Kansas, Louisiana, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and the Company’s Southern segment services customers located in Alabama, Florida, Louisiana, Mississippi, western Tennessee and southern Texas.  The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company’s Chief Operating Decision Maker (“CODM”) evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA. The Company defines segment EBITDA as earnings before interest, taxes, depreciation, amortization, other operating items, other income (expense) and foreign currency transaction gain (loss). Segment EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies.  The Company’s management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.  A reconciliation of segment EBITDA to Income before income tax provision is included at the end of this Note 9.

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2016 and 2015, is shown in the following tables:

Three Months Ended June 30, 2016	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Western	$265,911	$(29,480)	$236,431	$79,835
Eastern	168,824	(26,240)	142,584	44,824
Canada	70,103	(9,518)	60,585	23,555
Central	157,997	(18,327)	139,670	52,578
Southern	137,169	(16,618)	120,551	27,228
E&P	31,002	(3,184)	27,818	6,485
Corporate(a)	-	-	-	(75,865)
	$831,006	$(103,367)	$727,639	$158,640

Three Months Ended June 30, 2015	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Western	$248,183	$(25,795)	$222,388	$73,015
Eastern	111,797	(18,932)	92,865	29,622
Central	143,055	(15,349)	127,706	46,353
Southern	42,309	(6,265)	36,044	8,451
E&P	55,427	(3,118)	52,309	16,331
Corporate(a)	-	-	-	2,839
	$600,771	$(69,459)	$531,312	$176,611

Six Months Ended June 30, 2016	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Western	$512,775	$(57,111)	$455,664	$153,625
Eastern	297,040	(46,660)	250,380	79,438
Canada	70,103	(9,518)	60,585	23,555
Central	291,895	(32,288)	259,607	96,431
Southern	180,135	(22,665)	157,470	36,717
E&P	64,098	(5,485)	58,613	13,034
Corporate(a)	-	-	-	(84,353)
	$1,416,046	$(173,727)	$1,242,319	$318,447

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Six Months Ended June 30, 2015	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Western	$477,248	$(49,234)	$428,014	$141,907
Eastern	212,638	(35,331)	177,307	56,493
Central	269,664	(28,241)	241,423	88,215
Southern	82,155	(11,660)	70,495	16,985
E&P	126,630	(6,457)	120,173	37,462
Corporate(a)	-	-	-	2,381
	$1,168,335	$(130,923)	$1,037,412	$343,443

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the six operating segments. For the three and six months ended June 30, 2016, amounts also include costs associated with the Progressive Waste acquisition.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in Old Waste Connections’ most recent Annual Report on Form 10-K, with the exception of foreign currency transaction gains (losses) for which the accounting policy is disclosed in Note 2 in these Condensed Consolidated Financial Statements.

Total assets for each of the Company’s reportable segments at June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016	December 31, 2015
Western	$1,502,284	$1,498,296
Eastern	1,534,396	1,062,761
Canada	2,668,924	-
Central	1,285,706	1,070,505
Southern	2,793,763	259,046
E&P	1,085,546	1,115,234
Corporate	222,933	115,956
Total Assets	$11,093,552	$5,121,798

The following tables show changes in goodwill during the six months ended June 30, 2016 and 2015, by reportable segment:

	Western	Eastern	Canada	Central	Southern	E&P	Total
Balance as of December 31, 2015	$373,820	$499,237	$-	$472,425	$-	$77,343	$1,422,825
Goodwill transferred (a)	-	(39,705)	-	(56,005)	95,710	-	-
Goodwill acquired	2,673	70,723	1,510,220	42,113	1,241,419	-	2,867,148
Impact of changes in foreign currency	-	-	9,490	-	-	-	9,490
Balance as of June 30, 2016	$376,493	$530,255	$1,519,710	$458,533	$1,337,129	$77,343	$4,299,463

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Western	Eastern	Central	Southern	E&P	Total
Balance as of December 31, 2014	$372,915	$392,423	$460,381	$-	$468,070	$1,693,789
Goodwill transferred (a)	-	(55,206)	(37,304)	92,510	-	-
Goodwill acquired	75	6,517	578	37	21,328	28,535
Balance as of June 30, 2015	$372,990	$343,734	$423,655	$92,547	$489,398	$1,722,324

(a)	In June 2016, as a result of the Progressive Waste acquisition, described in Note 6, the Company realigned its reporting structure and changed its three geographic operating segments (Western, Central and Eastern) to five geographic operating segments (Western, Eastern, Canada, Central and Southern). Additionally, the Company realigned certain of the Company’s districts between operating segments. This realignment resulted in the reallocation of goodwill among its segments, which is reflected in the “Goodwill transferred” line item.

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Western segment EBITDA	$79,835	$73,015	$153,625	$141,907
Eastern segment EBITDA	44,824	29,622	79,438	56,493
Canada segment EBITDA	23,555	-	23,555	-
Central segment EBITDA	52,578	46,353	96,431	88,215
Southern segment EBITDA	27,228	8,451	36,717	16,985
E&P segment EBITDA	6,485	16,331	13,034	37,462
Subtotal reportable segments	234,505	173,772	402,800	341,062
Unallocated corporate overhead	(75,865)	2,839	(84,353)	2,381
Depreciation	(84,348)	(59,639)	(145,245)	(116,945)
Amortization of intangibles	(14,081)	(7,264)	(21,775)	(14,263)
Other operating items	3,284	316	3,048	(346)
Interest expense	(20,485)	(15,322)	(37,670)	(31,018)
Other income (expense), net	(714)	92	(492)	(128)
Foreign currency transaction gain	689	-	689	-
Income before income tax provision	$42,985	$94,794	$117,002	$180,743

Unallocated corporate overhead for the three months ended June 30, 2016, includes $23,037 of direct acquisition costs associated with the Progressive Waste acquisition, $19,402 of severance-related expenses payable to personnel of Progressive Waste, $14,322 from the Company paying excise taxes levied on the unvested or vested and undistributed equity-compensation holdings of Old Waste Connections’ corporate officers resulting from the Progressive Waste acquisition and $13,379 of equity-based compensation expenses associated with Progressive Waste’s equity-based compensation plans assumed by the Company. Unallocated corporate overhead for the six months ended June 30, 2016, includes $31,559 of direct acquisition costs associated with the Progressive Waste acquisition, and the aforementioned charges during the three months ended June 30, 2016 of $19,402, $14,322 and $13,379 resulting from the Progressive Waste acquisition.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following tables reflect a breakdown of the Company’s revenue and inter-company eliminations for the periods indicated:

	Three months ended June 30, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$502,948	$(1,778)	$501,170	68.9%
Solid waste disposal and transfer	256,847	(96,815)	160,032	22.0
Solid waste recycling	18,119	(1,393)	16,726	2.3
E&P waste treatment, recovery and disposal	30,734	(3,253)	27,481	3.8
Intermodal and other	22,358	(128)	22,230	3.0
Total	$831,006	$(103,367)	$727,639	100.0%

	Three months ended June 30, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$342,583	$(981)	$341,602	64.3%
Solid waste disposal and transfer	171,932	(64,838)	107,094	20.1
Solid waste recycling	12,332	(278)	12,054	2.3
E&P waste treatment, recovery and disposal	55,851	(3,362)	52,489	9.9
Intermodal and other	18,073	-	18,073	3.4
Total	$600,771	$(69,459)	$531,312	100.0%

	Six months ended June 30, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$859,546	$(3,099)	$856,447	68.9%
Solid waste disposal and transfer	426,929	(162,849)	264,080	21.3
Solid waste recycling	28,738	(2,031)	26,707	2.1
E&P waste treatment, recovery and disposal	63,586	(5,620)	57,966	4.7
Intermodal and other	37,247	(128)	37,119	3.0
Total	$1,416,046	$(173,727)	$1,242,319	100.0%

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Six months ended June 30, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$669,588	$(1,900)	$667,688	64.4%
Solid waste disposal and transfer	314,362	(121,164)	193,198	18.6
Solid waste recycling	23,401	(499)	22,902	2.2
E&P waste treatment, recovery and disposal	128,408	(7,360)	121,048	11.7
Intermodal and other	32,576	-	32,576	3.1
Total	$1,168,335	$(130,923)	$1,037,412	100.0%

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives on the Condensed Consolidated Balance Sheet at fair value.  All of the Company’s derivatives have been designated as cash flow hedges; therefore, the effective portion of the changes in the fair value of derivatives will be recognized in accumulated other comprehensive loss (“AOCL”) until the hedged item is recognized in earnings.  The ineffective portion of the changes in the fair value of derivatives will be immediately recognized in earnings.  The Company classifies cash inflows and outflows from derivatives within operating activities on the Condensed Consolidated Statements of Cash Flows.

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings issued under its Credit Agreement.  The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at June 30, 2016 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

At June 30, 2016, the Company’s derivative instruments included ten interest rate swap agreements as follows:

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
December 2011	$175,000	1.600%	1-month LIBOR	February 2014	February 2017
April 2014	$100,000	1.800%	1-month LIBOR	July 2014	July 2019
May 2014	$50,000	2.344%	1-month LIBOR	October 2015	October 2020
May 2014	$25,000	2.326%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
April 2016	$100,000	1.000%	1-month LIBOR	February 2017	February 2020
June 2016	$75,000	0.850%	1-month LIBOR	February 2017	February 2020
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021

* Plus applicable margin.

Another of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the price of diesel fuel.  The Company’s strategy to achieve that objective involves periodically entering into fuel hedges that are specifically designated to certain forecasted diesel fuel purchases and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At June 30, 2016, the Company’s derivative instruments included two fuel hedge agreements as follows:

Date Entered	Notional Amount (in gallons per month)	Diesel Rate Paid Fixed (per gallon)	Diesel Rate Received Variable	Effective Date	Expiration Date
May 2015	300,000	$3.280	DOE Diesel Fuel Index*	January 2016	December 2017
May 2015	200,000	$3.275	DOE Diesel Fuel Index*	January 2016	December 2017

* If the national U.S. on-highway average price for a gallon of diesel fuel (“average price”), as published by the U.S. Department of Energy (“DOE”), exceeds the contract price per gallon, the Company receives the difference between the average price and the contract price (multiplied by the notional number of gallons) from the counterparty.  If the average price is less than the contract price per gallon, the Company pays the difference to the counterparty.

The fair values of derivative instruments designated as cash flow hedges as of June 30, 2016, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps		$-	Accrued liabilities(a)	$(5,964)
			Other long-term liabilities	(10,893)

Fuel hedges		-	Accrued liabilities(b)	(4,444)
			Other long-term liabilities	(1,858)
Total derivatives designated as cash flow hedges		$-		$(23,159)

(a) Represents the estimated amount of the existing unrealized losses on interest rate swaps as of June 30, 2016 (based on the interest rate yield curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b) Represents the estimated amount of the existing unrealized losses on fuel hedges as of June 30, 2016 (based on the forward DOE diesel fuel index curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2015, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps		$-	Accrued liabilities	$(5,425)
			Other long-term liabilities	(4,320)

Fuel hedges		-	Accrued liabilities	(5,699)
			Other long-term liabilities	(4,201)
Total derivatives designated as cash flow hedges		$-		$(19,645)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCL for the three and six months ended June 30, 2016 and 2015:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Three Months Ended June 30,			Three Months Ended June 30,
	2016	2015		2016	2015
Interest rate swaps	$(2,352)	$639	Interest expense	$1,047	$639
Fuel hedges	1,017	(1,024)	Cost of operations	911	417
Total	$(1,335)	$(385)		$1,958	$1,056

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015
Interest rate swaps	$(6,493)	$(2,735)	Interest expense	$2,105	$1,277
Fuel hedges	210	(1,343)	Cost of operations	2,025	797
Total	$(6,283)	$(4,078)		$4,130	$2,074

(a) In accordance with the derivatives and hedging guidance, the effective portions of the changes in fair values of interest rate swaps and fuel hedges have been recorded in equity as a component of AOCL.  As the critical terms of the interest rate swaps match the underlying debt being hedged, no ineffectiveness is recognized on these swaps and, therefore, all unrealized changes in fair value are recorded in AOCL.  Because changes in the actual price of diesel fuel and changes in the DOE index price do not offset exactly each reporting period, the Company assesses whether the fuel hedges are highly effective using the cumulative dollar offset approach.

(b) Amounts reclassified from AOCL into earnings related to realized gains and losses on interest rate swaps are recognized when interest payments or receipts occur related to the swap contracts, which correspond to when interest payments are made on the Company’s hedged debt.

(c) Amounts reclassified from AOCL into earnings related to realized gains and losses on the fuel hedges are recognized when settlement payments or receipts occur related to the hedge contracts, which correspond to when the underlying fuel is consumed.

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts.  There was no significant ineffectiveness recognized on the fuel hedges during the six months ended June 30, 2016 and 2015.

See Note 14 for further discussion on the impact of the Company’s hedge accounting to its consolidated comprehensive income (loss) and AOCL.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and fuel hedges.  As of June 30, 2016 and December 31, 2015, the carrying values of cash and equivalents, trade receivables, restricted assets, trade payables and contingent consideration are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of June 30, 2016 and December 31, 2015, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy.  The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of June 30, 2016 and December 31, 2015, are as follows:

	Carrying Value at		Fair Value* at
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
3.30% Senior Notes due 2016	$-	$100,000	$-	$100,536
4.00% Senior Notes due 2018	$50,000	$50,000	$52,445	$51,860
5.25% Senior Notes due 2019	$175,000	$175,000	$195,728	$190,985
4.64% Senior Notes due 2021	$100,000	$100,000	$110,938	$107,613
2.39% Senior Notes due 2021	$150,000	$-	$151,128	$-
3.09% Senior Notes due 2022	$125,000	$125,000	$130,007	$123,516
2.75% Senior Notes due 2023	$200,000	$-	$202,728	$-
3.41% Senior Notes due 2025	$375,000	$375,000	$397,099	$370,245
3.03% Senior Notes due 2026	$400,000	$-	$410,477	$-

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedges, restricted assets and contingent consideration, refer to Note 13.

12.	NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$27,489	$57,360	$72,331	$109,184

Denominator:
Basic shares outstanding	140,203,557	124,079,184	131,496,582	124,044,130
Dilutive effect of options and warrants	38,298	31,246	32,840	36,507
Dilutive effect of restricted share units	345,300	241,632	495,106	279,422
Diluted shares outstanding	140,587,155	124,352,062	132,024,528	124,360,059

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

13.	FAIR VALUE MEASUREMENTS

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis in periods subsequent to their initial measurement.  These tiers include:  Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data.

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges.  The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts.  The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedges.  The assumptions used in preparing the DCF model include:  (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contracts.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $2.44 to $2.67 at June 30, 2016 and from $2.21 to $2.64 at December 31, 2015. The weighted average DOE index curve used in the DCF model was $2.57 and $2.43 at June 30, 2016 and December 31, 2015, respectively. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position.  The Company’s restricted assets are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf.  The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, were as follows:

	Fair Value Measurement at June 30, 2016 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(16,857)	$-	$(16,857)	$-
Fuel hedge derivative instruments – net liability position	$(6,302)	$-	$-	$(6,302)
Restricted assets	$56,800	$-	$56,800	$-
Contingent consideration	$(56,524)	$-	$-	$(56,524)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Fair Value Measurement at December 31, 2015 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(9,745)	$-	$(9,745)	$-
Fuel hedge derivative instrument – net liability position	$(9,900)	$-	$-	$(9,900)
Restricted assets	$46,148	$-	$46,148	$-
Contingent consideration	$(49,394)	$-	$-	$(49,394)

The following table summarizes the changes in the fair value for Level 3 derivatives for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Beginning balance	$(9,900)	$(1,979)
Realized losses included in earnings	3,274	1,292
Unrealized losses included in AOCL	324	(2,178)
Ending balance	$(6,302)	$(2,865)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Beginning balance	$49,394	$70,165
Contingent consideration recorded at acquisition date	13,110	515
Payment of contingent consideration recorded at acquisition date	(4,109)	(190)
Payment of contingent consideration recorded in earnings	(132)	-
Adjustments to contingent consideration	(2,495)	833
Interest accretion expense	756	1,762
Ending balance	$56,524	$73,085

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

14.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting.  The components of other comprehensive income (loss) and related tax effects for the three and six month periods ended June 30, 2016 and 2015, are as follows:

	Three months ended June 30, 2016
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,693	$(646)	$1,047
Fuel hedge amounts reclassified into cost of operations	1,473	(562)	911
Changes in fair value of interest rate swaps	(3,826)	1,474	(2,352)
Changes in fair value of fuel hedges	1,629	(612)	1,017
Foreign currency translation adjustment	12,651	-	12,651
	$13,620	$(346)	$13,274

	Three months ended June 30, 2015
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,037	$(398)	$639
Fuel hedge amounts reclassified into cost of operations	677	(260)	417
Changes in fair value of interest rate swaps	1,036	(397)	639
Changes in fair value of fuel hedges	(1,662)	638	(1,024)
	$1,088	$(417)	$671

	Six months ended June 30, 2016
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$3,403	$(1,298)	$2,105
Fuel hedge amounts reclassified into cost of operations	3,274	(1,249)	2,025
Changes in fair value of interest rate swaps	(10,514)	4,021	(6,493)
Changes in fair value of fuel hedges	324	(114)	210
Foreign currency translation adjustment	12,651	-	12,651
	$9,138	$1,360	$10,498

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Six months ended June 30, 2015
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$2,072	$(795)	$1,277
Fuel hedge amounts reclassified into cost of operations	1,292	(495)	797
Changes in fair value of interest rate swaps	(4,437)	1,702	(2,735)
Changes in fair value of fuel hedges	(2,178)	835	(1,343)
	$(3,251)	$1,247	$(2,004)

A rollforward of the amounts included in AOCL, net of taxes, for the six months ended June 30, 2016 and 2015, is as follows:

	Fuel Hedges	Interest Rate Swaps	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(6,134)	$(6,037)	$-	$(12,171)
Amounts reclassified into earnings	2,025	2,105	-	4,130
Changes in fair value	210	(6,493)	-	(6,283)
Foreign currency translation adjustment	-	-	12,651	12,651
Balance at June 30, 2016	$(3,899)	$(10,425)	$12,651	$(1,673)

	Fuel Hedges	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(1,221)	$(4,372)	$(5,593)
Amounts reclassified into earnings	797	1,277	2,074
Changes in fair value	(1,343)	(2,735)	(4,078)
Balance at June 30, 2015	$(1,767)	$(5,830)	$(7,597)

See Note 10 for further discussion on the Company’s derivative instruments.

15.	SHAREHOLDERS' EQUITY

Common Shares

Shares of Old Waste Connections common stock were converted into common shares of New Waste Connections, which do not have a stated par value; therefore, the portion of additional paid-in capital representing the amount of common shares issued above par for Old Waste Connections has been reclassified into common shares of New Waste Connections.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Common Shares Held in Trust

Common shares held in trust consist of shares of New Waste Connections held in a rabbi trust that were acquired by Progressive Waste prior to June 1, 2016 for the benefit of its employees participating in certain equity-based compensation plans. A total of 490,112 common shares were held in the rabbi trust on June 1, 2016 when it was acquired by the Company in the Progressive Waste acquisition. Common shares held in trust are classified as treasury shares in the Company’s Condensed Consolidated Balance Sheets. The Company will sell shares out of the rabbi trust as employees exercise restricted share units, which will be settled with cash, under the Progressive Waste equity-based compensation plans that were continued by the Company. During the period of June 1, 2016 to June 30, 2016, the Company sold 115,105 common shares held in the rabbi trust as a result of employees exercising cash-settled restricted share units.

Special Shares

The Company is authorized to issue an unlimited number of special shares.  Holders of special shares are entitled to one vote in matters of the Company for each special share held.  The special shares carry no right to receive dividends or to receive the remaining property or assets of the Company upon dissolution or wind-up.  At June 30, 2016, no special shares were issued.

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares, issuable in series.  Each series of preferred shares issued shall have rights, privileges, restrictions and conditions as determined by the Board of Directors prior to their issuance.  Preferred shareholders are not entitled to vote, but take preference over the common shareholders rights in the remaining property and assets of the Company in the event of dissolution or wind-up.  At June 30, 2016, no preferred shares were issued.

Share-Based Compensation

Restricted Share Units – New Waste Connections

A summary of activity related to restricted share units (“RSUs”) during the six-month period ended June 30, 2016, is presented below:

Unvested Shares
Outstanding at December 31, 2015	1,007,301
Granted	285,691
Forfeited	(13,935)
Vested and Issued	(397,819)
Vested and Unissued	(27,362)
Outstanding at June 30, 2016	853,876

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the six-month period ended June 30, 2016 was $56.66.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose.  At the end of the deferral periods, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At June 30, 2016 and 2015, the Company had 244,225 and 256,621 vested deferred RSUs outstanding, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Performance-Based Restricted Share Units – New Waste Connections

A summary of activity related to performance-based restricted share units (“PSUs”) during the six-month period ended June 30, 2016, is presented below:

Unvested Shares
Outstanding at December 31, 2015	293,413
Granted	144,644
Forfeited	(33,335)
Vested and Issued	(122,960)
Outstanding at June 30, 2016	281,762

During the six months ended June 30, 2016, the Compensation Committee granted PSUs to the Company’s executive officers with a one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period.  The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period.  The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the six month period ended June 30, 2016 was $56.43.

Restricted Share Units - Progressive Waste Plans

New Waste Connections assumed 490,112 of outstanding restricted share units granted under Progressive Waste equity-based compensation plans as of June 1, 2016, of which 418,242 were vested. The Progressive Waste equity-based compensation plans were continued by the Company following the acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. Restricted share units vest over periods that vary from immediately upon award to three years. The Company recorded a liability of $25,925 at June 1, 2016 associated with the fair value of the assumed restricted share units outstanding. The fair value was calculated using a Black-Scholes pricing model which includes assumptions regarding expected remaining life, stock volatility, discount rate and annual dividend rate. During the period from June 1, 2016 to June 30, 2016, 25,972 restricted share units vested as a result of plan provisions requiring accelerated vesting to employees due to a change in control followed by termination of employment. No restricted share units under the Progressive Waste equity-based compensation plans were granted subsequent to June 1, 2016. In June 2016, 181 restricted share units were forfeited and will be redistributed to other remaining active participants. During the period from June 1, 2016 to June 30, 2016, a total of 115,105 vested restricted share units were cash settled under the plans. At June 30, 2016, 375,007 restricted share units remain outstanding under the Progressive Waste equity-based compensation plans, of which 329,109 were vested. During the period of June 1, 2016 to June 30, 2016, the Company recognized compensation expense of $3,420 related to accelerated vesting and $2,381 related to vesting over remaining service periods for outstanding restricted share units. As of June 30, 2016, the Company has $3,250 of unrecognized compensation cost for restricted share units under the Progressive Waste equity-based compensation plans and a liability of $23,404 representing the June 30, 2016 fair value of outstanding restricted share units, less unrecognized compensation cost.

Performance-Based Restricted Share Units - Progressive Waste Plans

New Waste Connections assumed 206,856 of outstanding performance-based restricted share units granted under Progressive Waste equity-based compensation plans as of June 1, 2016, of which 38,409 were vested. The Progressive Waste equity-based compensation plans were continued by the Company following the acquisition and allow for cash settlement only to employees upon vesting based on achieving target results. Outstanding performance-based restricted share units vest over periods that vary from one month to three years. The Company recorded a liability of $7,218 at June 1, 2016 associated with the fair value of the assumed restricted share units outstanding. The fair value was calculated using a Black-Scholes pricing model which includes assumptions regarding expected remaining life, stock volatility, discount rate and annual dividend rate. During the period from June 1, 2016 to June 30, 2016, 75,282 performance-based restricted share units vested as a result of plan provisions requiring accelerated vesting to employees due to a change in control followed by termination of employment. No performance-based restricted share units under the Progressive Waste equity-based compensation plans were granted or forfeited subsequent to June 1, 2016. During the period from June 1, 2016 to June 30, 2016, a total of 75,070 vested performance-based restricted share units were cash settled under the plans. At June 30, 2016, 131,786 performance-based restricted share units remain outstanding under the Progressive Waste equity-based compensation plans, of which 48,317 were vested. During the period of June 1, 2016 to June 30, 2016, the Company recognized compensation expense of $4,130 related to accelerated vesting and $987 related to vesting over remaining service periods for performance-based restricted share units. As of June 30, 2016, the Company has $2,099 of unrecognized compensation cost for performance-based restricted share units under the Progressive Waste equity-based compensation plans and a liability of $7,264 representing the June 30, 2016 fair value of outstanding performance-based restricted share units, less unrecognized compensation cost.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Share Based Options – Progressive Waste Plans

New Waste Connections assumed 456,110 of outstanding share based options granted under Progressive Waste equity-based compensation plans as of June 1, 2016, of which 325,045 were vested. The Progressive Waste equity-based compensation plans were continued by the Company following the acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. Outstanding options vest over periods that vary from one to nine months. The Company recorded a liability of $13,022 at June 1, 2016 associated with the fair value of the assumed options outstanding. The fair value was calculated using a Black-Scholes pricing model which includes assumptions regarding expected remaining life, stock volatility, discount rate and annual dividend rate. During the period from June 1, 2016 to June 30, 2016, 63,475 options vested as a result of plan provisions requiring accelerated vesting to employees due to a change in control followed by termination of employment. No options under the Progressive Waste equity-based compensation plans were granted or forfeited subsequent to June 1, 2016. During the period from June 1, 2016 to June 30, 2016, a total of 3,432 vested options were cash settled under the plans. At June 30, 2016, 452,678 options remain outstanding under the Progressive Waste equity-based compensation plans, of which 385,088 were vested. During the period of June 1, 2016 to June 30, 2016, the Company recognized compensation expense of $472 related to accelerated vesting and $1,989 related to vesting over remaining service periods for options. As of June 30, 2016, the Company has $319 of unrecognized compensation cost for options under the Progressive Waste equity-based compensation plans and a liability of $15,395 representing the June 30, 2016 fair value of outstanding options, less unrecognized compensation cost.

Normal Course Issuer Bid

On July 19, 2016, the Board of Directors of the Company approved, subject to receipt of regulatory approvals, undertaking a normal course issuer bid (the “NCIB”) to purchase up to 8,770,732 of the Company’s common shares for a one-year period that expires on August 7, 2017. The Company received TSX approval of the NCIB on August 3, 2016. Under the NCIB, the Company may make share repurchases only in the open market, including on the NYSE, the TSX, and alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems would be limited to a maximum of 60,150 common shares, which represents 25% of the average daily trading volume on the TSX of 240,601 common shares for the period from June 1, 2016 to July 31, 2016, being the calendar month periods that the Company's shares have traded on the TSX since the Progressive Waste acquisition was completed on June 1, 2016. The TSX rules also allow the Company to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE will be 25% of the average daily trading volume for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases.

The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including the Company’s capital structure, the market price of the common shares and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase.

For the six months ended June 30, 2016, the Company did not repurchase any common shares pursuant to the NCIB or other share repurchase programs. For the six months ended June 30, 2015, Old Waste Connections repurchased 903,769 shares of common stock (which shares were cancelled at a total cost of $41,311 for the six month period ended June 30, 2015).

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Cash Dividend

In October 2015, Old Waste Connections announced that its Board of Directors increased its regular quarterly cash dividend by $0.015, from $0.13 to $0.145 per share. Cash dividends of $35,585 and $32,203 were paid by Old Waste Connections during the six months ended June 30, 2016 and 2015, respectively.

16.	COMMITMENTS AND CONTINGENCIES

In the normal course of its business and as a result of the extensive governmental regulation of the solid waste and E&P waste industries, the Company is subject to various judicial and administrative proceedings involving Canadian regulatory authorities as well as U.S. federal, state and local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke or deny renewal of an authorization held by the Company, including an operating permit. From time to time, the Company may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills, transfer stations, and E&P waste treatment, recovery and disposal operations, or alleging environmental damage or violations of the permits and licenses pursuant to which the Company operates.

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of June 30, 2016, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

Lower Duwamish Waterway Superfund Site Allocation Process

The Company’s subsidiary, Northwest Container Services, Inc. (“NWCS”), has been named by the U.S. Environmental Protection Agency, Region 10 (the “EPA”), along with more than 100 others, as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (also known as CERCLA or the “Superfund” law) with respect to the Lower Duwamish Waterway Superfund Site (the “LDW Site”).  Listed on the National Priorities List in 2001, the LDW Site is a five-mile stretch of the Duwamish River flowing into Elliott Bay in Seattle, Washington.  A group of PRPs known as the Lower Duwamish Working Group or the “LDWG” and consisting of the City of Seattle, King County, the Port of Seattle, and Boeing Company conducted a Remedial Investigation/Feasibility Study for the LDW Site.  On December 2, 2014, the EPA issued its Record of Decision (“ROD”) describing the selected clean-up remedy, and therein estimated that clean-up costs (in present value dollars as of November 2014) would total about $342,000. However, it is possible that additional costs could be incurred based upon various factors. The EPA estimates that it will take seven years to implement the clean-up. The ROD also requires ten years of monitoring following the clean-up, and provides that if clean-up goals have not been met by the end of this period, then additional clean-up activities, at additional cost, may be required at that time.  Implementation of the clean-up will not begin until after the ongoing Early Action Area (“EAA”) clean-ups have been completed.  While three of the EAA clean-ups have been completed to date, some work remains to be done on three other EAAs. Implementation of the clean-up also must await additional baseline sampling throughout the LDW Site and the preparation of a remedial design for performing the clean-up.

On April 27, 2016, the LDWG entered into a third amendment of its Administrative Order on Consent with the EPA (the “AOC 3”) in which it agreed to perform the additional baseline sediment sampling and certain technical studies needed to prepare the actual remedial design. While the schedule for the work in the AOC 3 is not exact, the Company estimates that the work thereunder may not be completed until 2019. On June 8, 2016, the EPA conducted a public stakeholder meeting regarding the LDW Site. During the public stakeholder meeting, the EPA provided an overview of the AOC 3 work and the progress of the on-going work on the EAA cleanups, which are reportedly nearing completion. The EPA did not address the issue of when it intends to negotiate a “global settlement” with all of the PRPs to implement the ROD, though previously it has indicated that it would initiate these negotiations once the work under the AOC 3 was complete.

In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a confidential and non-binding allocation of certain past response costs allegedly incurred at the LDW Site as well as the anticipated future response costs associated with the clean-up.  The allocation process is designed to develop evidence relating to each PRP’s nexus, if any, to the LDW Site (whether or not that PRP is participating in the allocation process), for the allocator to hear arguments as to how each PRP’s nexus affects the allocation of response costs, and to determine each PRP’s share of the past and future response costs.  The goal of the allocation process is to reach agreement on a division of responsibility between and amongst the PRPs so that the PRPs then will be in a position to negotiate a global settlement with the EPA.  NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs, nor the likelihood of the parties then negotiating a global settlement with the EPA, and thus cannot determine the likelihood of any outcome in this matter.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Under CERCLA, certain Federal, State, and Indian Tribe officials are designated as natural resource trustees and have responsibility for ensuring the restoration of injured natural resources.  On February 11, 2016, NWCS received a letter (the “Letter”) from the United States Department of Commerce, National Oceanic and Atmospheric Administration (“NOAA”), describing certain investigatory activities conducted by the Elliott Bay Trustee Council (the “Council”).  The Council consists of all of the natural resources trustees for the LDW Site as well as two nearby Superfund sites, the Harbor Island site and the Lockheed West site.  The members of the Council include the United States, on behalf of the U.S. National Oceanic and Atmospheric Administration and the U.S. Department of the Interior, the Washington State Department of Ecology, and the Suquamish and Muckleshoot Indian Tribes (together, the “Trustees”).  The Letter appears to allege that NWCS may be a potentially liable party that allegedly contributed to the release of hazardous substances that have injured natural resources at the LDW Site.  The Letter, versions of which NWCS believes were sent to all or a group of the PRPs at the LDW Site, also notified its recipients of their opportunity to participate in the Trustees’ development of an Assessment Plan and the performance of a Natural Resources Damages Assessment (“NRDA”) in accordance with the Assessment Plan for both the LDW Site and the east and west waterways of the Harbor Island site.  NWCS timely responded with correspondence to the NOAA Office of General Counsel, dated March 9, 2016, in which it declined the invitation at that time.  NWCS does not know how other PRPs responded to the Letter, and has not received any further communication from NOAA or the Trustees.  The Trustees have not responded to NWCS’ letter and NWCS is not aware of any further action by the Trustees with respect to the Assessment Plan and NRDA. At this point, the Company is not able to determine the likelihood or amount of an assessment of natural resource damages against NWCS in connection with this matter.

Chiquita Canyon Landfill Expansion Complaint

The Company’s subsidiary, Chiquita Canyon, LLC (“CCL”), is in the process of seeking approval to expand the lateral footprint and vertical height of its Chiquita Canyon Landfill in California.  In response to its published draft environmental impact report (“EIR”) regarding the proposed expansion, on June 8, 2015 two individuals and two organizations filed an administrative complaint with the California Environmental Protection Agency, the California Department of Resources Recycling and Recovery and the California Air Resources Board against the County of Los Angeles, alleging that the county has committed racial discrimination under California law through its permitting policies and practices. Among other things, the complaint alleges that the County of Los Angeles failed to provide equal opportunities for residents of all races to participate in the draft EIR process.  The complaint seeks, among other things, a suspension of the draft EIR process, the institution of hearings regarding the draft EIR that follow specified procedures and the implementation of certain surveys, notices and other hearings.  CCL is not a party to this complaint, although CCL may participate in any hearing on the complaint if the agencies elect to schedule such a hearing.  At this point the Company does not believe that the administrative complaint will adversely affect CCL’s ability to obtain approval of the proposed expansion of its facility. As a result, the Company will not provide any further updates on this matter unless a material development occurs that may result in the matter causing a delay of the permitting process for CCL’s facility.

17.	SUBSEQUENT EVENTS

On July 1, 2016, the Company entered into an interest rate swap agreement with a notional amount of $50,000, a fixed interest rate paid of 0.900%, an effective date of January 2018 and an expiration date of January 2021. On July 5, 2016, the Company entered into an interest rate swap agreement with a notional amount of $50,000, a fixed interest rate paid of 0.890%, an effective date of January 2018 and an expiration date of January 2021.

On July 19, 2016, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.145 per common share.  The dividend will be paid on August 15, 2016, to shareholders of record on the close of business on August 2, 2016.

On July 26, 2016, the Company entered into two fuel hedge agreements. One fuel hedge agreement has a notional amount of 500,000 gallons per month, a diesel rate paid fixed of $2.4988 per gallon, an effective date of January 2017 and an expiration date of December 2017. The second fuel hedge agreement has a notional amount of 1,000,000 gallons per month, a diesel rate paid fixed of $2.6345 per gallon, an effective date of January 2018 and an expiration of December 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On June 1, 2016, pursuant to the terms of the Agreement and Plan of Merger dated as of January 18, 2016 (the “Merger Agreement”), Water Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Progressive Waste Solutions Ltd. (“Merger Sub”), merged with and into Waste Connections US, Inc. (f/k/a Waste Connections, Inc.), a Delaware corporation (“Old Waste Connections”) in an all-stock business combination with Old Waste Connections continuing as the surviving corporation and an indirect wholly-owned subsidiary of Waste Connections, Inc. (f/k/a Progressive Waste Solutions Ltd.), a corporation organized under the laws of Ontario, Canada (“New Waste Connections,” “WCI” or the “Company”). We use the term “Progressive Waste” herein in the context of references to Progressive Waste Solutions Ltd. and its shareholders prior to the completion of the Progressive Waste acquisition on June 1, 2016.

Under the terms of the Merger Agreement, Old Waste Connections’ stockholders received 2.076843 New Waste Connections shares for each Old Waste Connections share they owned. Immediately following the completion of the Progressive Waste acquisition, New Waste Connections also completed (i) a consolidation whereby every 2.076843 common shares outstanding were converted into one common share (the “Consolidation”) and (ii) an amalgamation with a wholly-owned subsidiary whereby its legal name was changed from Progressive Waste Solutions Ltd. to Waste Connections, Inc. (the “Amalgamation”). Upon completion of the Progressive Waste acquisition, Old Waste Connections’ former stockholders owned approximately 70% of the combined company, and Progressive Waste’s former shareholders owned approximately 30%. Following the completion of the Progressive Waste acquisition, the Consolidation and the Amalgamation, on June 1, 2016, the post-Consolidation common shares of New Waste Connections commenced trading on the Toronto Stock Exchange (the “TSX”) and on the New York Stock Exchange (the “NYSE”) under the ticker symbol “WCN.” The common stock of Old Waste Connections, which traded previously under the symbol “WCN,” has ceased trading on, and has been delisted from, the NYSE.

The Company is led by Old Waste Connections’ management team and the Board of Directors of the combined company includes the five members of Old Waste Connections’ board and two members from Progressive Waste’s board.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature, including statements related to our ability to provide adequate cash to fund our operating activities, our ability to draw on our credit agreement or raise additional capital, the responsibilities of our subsidiaries with regard to possible cleanup obligations imposed by the EPA, the impact of global, regional and local economic conditions, including the price of crude oil, on our volume, business and results of operations, the effects of seasonality on our business and results of operations, our ability to address any impacts of inflation on our business, demand for recyclable commodities and recyclable commodity pricing, our expectations with respect to capital expenditures, our expectations with respect to our ability to obtain expansions of permitted landfill capacity and to provide collection services under exclusive arrangements, our expectations with respect to our share repurchase program and future dividend payments, our expectations with respect to the outcomes of our legal proceedings, our expectations with respect to the potential financial impairment of our reporting units caused by dispositions of certain operating units, and our expectations with respect to the anticipated benefits of the Progressive Waste acquisition. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

Factors that could cause actual results to differ from those projected include, but are not limited to, those listed below and elsewhere in this report. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change.

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, the following:

•	Negative trends or volatility in crude oil prices may adversely affect the level of exploration, development and production activity of E&P companies and the demand for our E&P waste services;

•	Our results are vulnerable to economic conditions;

•	Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones;

•	A portion of our growth and future financial performance depends on our ability to integrate acquired businesses, and the success of our acquisitions;

•	Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, or that become more adverse to our business than we anticipated at the time of acquisition;

•	Competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions;

•	Our industry is highly competitive and includes larger and better capitalized companies, companies with lower prices, return expectations or other advantages, and governmental service providers, which could adversely affect our ability to compete and our operating results;

•	Our indebtedness could adversely affect our financial condition and limit our financial flexibility;

•	Price increases may not be adequate to offset the impact of increased costs, or may cause us to lose volume;

•	Fluctuations in prices for recycled commodities that we sell and rebates we offer to customers may cause our revenues and operating results to decline;

•	The seasonal nature of our business and “event-driven” waste projects cause our results to fluctuate;

•	We may lose contracts through competitive bidding, early termination or governmental action;

•	Alternatives to landfill disposal may cause our revenues and operating results to decline;

•	Increases in labor costs could impact our financial results;

•	Increases in the price of diesel or compressed natural gas fuel may adversely affect our collection business and reduce our operating margins;

•	Labor union activity could divert management attention and adversely affect our operating results;

•	We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate and the accrued pension benefits are not fully funded;

•	Pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements;

•	We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity;

•	Our financial results could be adversely affected by impairments of goodwill, indefinite-lived intangibles or property and equipment;

•	Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings;

•	We rely on computer systems to run our business and disruptions or privacy breaches in these systems could impact our ability to service our customers and adversely affect our financial results, damage our reputation, and expose us to litigation risk;

•	Extensive and evolving environmental, health and safety laws and regulations may restrict our operations and growth and increase our costs;

•	Our E&P waste business could be adversely affected by changes in laws regulating E&P waste;

•	Our E&P waste business depends on the willingness of E&P companies to outsource their waste services activities;

•	Changes in laws or government regulations regarding hydraulic fracturing could increase our customers’ costs of doing business and reduce oil and gas production by our customers, which could adversely impact our business;

•	Future changes in laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results;

•	Extensive regulations that govern the design, operation, expansion and closure of landfills may restrict our landfill operations or increase our costs of operating landfills;

•	Our financial results are based upon estimates and assumptions that may differ from actual results;

•	Our accruals for our landfill site closure and post-closure costs may be inadequate;

•	We depend significantly on the services of the members of our senior and regional management team, and the departure of any of those persons could cause our operating results to suffer;

•	Our decentralized decision-making structure could allow local managers to make decisions that may adversely affect our operating results;

•	Liabilities for environmental damage may adversely affect our financial condition, business and earnings;

•	If we are not able to develop and protect intellectual property, or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer;

•	The possibility that any of the anticipated benefits of the combination of Old Waste Connections and Progressive Waste will not be realized;

•	The ability of the combined company to successfully achieve business objectives, including integrating the two companies or the effects of unexpected costs, liabilities or delays; and

•	The potential benefits and synergies of the Progressive Waste acquisition.

These risks and uncertainties, as well as others, are discussed in greater detail in this Quarterly Report on Form 10-Q and in other filings with the Securities and Exchange Commission, or SEC, made by Old Waste Connections, including its most recent Annual Report on Form 10-K, and by the Company, including its most recent Annual Report on Form 40-F as well as in the Company’s filings during the year with the Canadian Securities Administrators. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change.

OVERVIEW OF OUR BUSINESS

We are an integrated solid waste services company that provides waste collection, transfer, disposal and recycling services in mostly exclusive and secondary markets in the U.S. and Canada. Through our R360 Environmental Solutions subsidiary, we are also a leading provider of non-hazardous exploration and production, or E&P, waste treatment, recovery and disposal services in several of the most active natural resource producing areas in the U.S. We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities.

We seek to avoid highly competitive, large urban markets and instead target markets where we can attain high market share either through exclusive contracts, vertical integration or asset positioning. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally owned or funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.  We also target niche markets, like E&P waste treatment and disposal services.

As of June 30, 2016, we served residential, commercial, industrial and E&P customers in 40 states and the District of Columbia in the U.S. and six provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Florida, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Wisconsin, Washington and Wyoming and the provinces of Alberta, British Columbia, Manitoba, Ontario, Quebec and Saskatchewan.  As of June 30, 2016, we owned or operated a network of 271 solid waste collection operations; 133 transfer stations; seven intermodal facilities, 71 recycling operations, 94 active MSW, E&P and/or non-MSW landfills, 23 E&P liquid waste injection wells and 16 E&P waste treatment and oil recovery facilities.

The municipal solid waste industry is a local and highly competitive business, requiring substantial labor and capital resources.  The participants compete for collection accounts primarily on the basis of price and, to a lesser extent, the quality of service, and compete for landfill business on the basis of tipping fees, geographic location and quality of operations.  The municipal solid waste industry has been consolidating and continues to consolidate as a result of a number of factors, including the increasing costs and complexity associated with waste management operations and regulatory compliance.  Many small independent operators and municipalities lack the capital resources, management, operating skills and technical expertise necessary to operate effectively in such an environment.  The consolidation trend has caused municipal solid waste companies to operate larger landfills that have complementary collection routes that can use company-owned disposal capacity.  Controlling the point of transfer from haulers to landfills has become increasingly important as landfills continue to close and disposal capacity moves farther from the collection markets it serves.

Generally, the most profitable operators within the municipal solid waste industry are those companies that are vertically integrated or enter into long-term collection contracts.  A vertically integrated operator will benefit from:  (1) the internalization of waste, which is bringing waste to a company-owned landfill; (2) the ability to charge third-party haulers tipping fees either at landfills or at transfer stations; and (3) the efficiencies gained by being able to aggregate and process waste at a transfer station prior to landfilling.

The E&P waste services industry is regional in nature and is also highly fragmented, with acquisition opportunities available in several active natural resource basins. Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets, and other solid waste companies. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company. The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price. The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014, and continued through 2015 and 2016, have resulted in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate. A further reduction in crude oil and natural gas prices could lead to continued declines in the level of production activity and demand for our E&P waste services, which could result in the recognition of impairment charges on our goodwill, intangible assets and property and equipment associated with our E&P operations. At June 30, 2016, our E&P segment has remaining balances of $915.5 million in property and equipment, $77.3 million in goodwill and $21.5 million in indefinite-lived intangible assets.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements.  As described by the SEC, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of a company.  Such critical accounting estimates and assumptions are applicable to our reportable segments.  Refer to our most recent Annual Report on Form 10-K for a complete description of our critical accounting estimates and assumptions.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

The following table sets forth items in our condensed consolidated statements of net income in thousands and as a percentage of revenues for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
Revenues	$727,639	100.0%	$531,312	100.0%	$1,242,319	100.0%	$1,037,412	100.0%
Cost of operations	416,262	57.2	297,437	56.0	703,453	56.6	578,560	55.8
Selling, general and administrative	152,737	21.0	57,264	10.8	220,419	17.7	115,409	11.1
Depreciation	84,348	11.6	59,639	11.2	145,245	11.7	116,945	11.3
Amortization of intangibles	14,081	1.9	7,264	1.4	21,775	1.8	14,263	1.4
Other operating items	(3,284)	(0.4)	(316)	(0.1)	(3,048)	(0.2)	346	0.0
Operating income	63,495	8.7	110,024	20.7	154,475	12.4	211,889	20.4

Interest expense	(20,485)	(2.8)	(15,322)	(2.9)	(37,670)	(3.0)	(31,018)	(3.0)
Other income (expense), net	(714)	(0.0)	92	0.0	(492)	(0.0)	(128)	(0.0)
Foreign currency transaction gain	689	0.0	-	-	689	0.0	-	-
Income tax provision	(15,265)	(2.1)	(37,153)	(7.0)	(44,265)	(3.6)	(71,020)	(6.8)
Net income	27,720	3.8	57,641	10.8	72,737	5.8	109,723	10.6
Net income attributable to noncontrolling interests	(231)	(0.0)	(281)	(0.0)	(406)	(0.0)	(539)	(0.1)
Net income attributable to Waste Connections	$27,489	3.8%	$57,360	10.8%	$72,331	5.8%	$109,184	10.5%

Revenues.  Total revenues increased $196.3 million, or 37.0%, to $727.6 million for the three months ended June 30, 2016, from $531.3 million for the three months ended June 30, 2015.

During the three months ended June 30, 2016, incremental revenue from acquisitions closed during, or subsequent to, the three months ended June 30, 2015, increased revenues by approximately $200.3 million. The June 1, 2016 Progressive Waste acquisition contributed $174.0 million of the $200.3 million increase. Operations divested during, or subsequent to, the three months ended June 30, 2015, decreased revenues by approximately $0.9 million.

During the three months ended June 30, 2016, the net increase in prices charged to our customers was $12.2 million, consisting of $13.7 million of core price increases, partially offset by a decrease of $1.5 million from fuel, materials and environmental surcharges due primarily to a decline in the market price of diesel fuel.

During the three months ended June 30, 2016, volume increases in our existing business increased solid waste revenues by $11.7 million from increases in roll off collection, transfer station volumes and landfill volumes resulting from increased construction and general economic activity in our markets. E&P revenues at facilities owned and fully-operated in each of the comparable periods decreased by $25.0 million due to the substantial reductions in crude oil prices that began in October 2014, and continued through 2015 and 2016, which resulted in a decline in the level of drilling and production activity thereby reducing the demand for E&P waste services in the basins in which we operate.

Revenues from sales of recyclable commodities at facilities owned during the three months ended June 30, 2016 and 2015 decreased $0.6 million due primarily to decreased prices for recyclable plastics.

Other revenues decreased by $1.4 million during the three months ended June 30, 2016.

Total revenues increased $204.9 million, or 19.8%, to $1.242 billion for the six months ended June 30, 2016, from $1.037 billion for the six months ended June 30, 2015.

During the six months ended June 30, 2016, incremental revenue from acquisitions closed during, or subsequent to, the six months ended June 30, 2015, increased revenues by approximately $222.4 million. Operations divested during, or subsequent to, the six months ended June 30, 2015, decreased revenues by approximately $1.7 million.

During the six months ended June 30, 2016, the net increase in prices charged to our customers was $23.9 million, consisting of $25.4 million of core price increases, partially offset by a decrease of $1.5 million from fuel, materials and environmental surcharges due primarily to a decline in the market price of diesel fuel.

During the six months ended June 30, 2016, volume increases in our existing business increased solid waste revenues by $26.0 million from increases in roll off collection, transfer station volumes and landfill volumes resulting from increased construction and general economic activity in our markets. E&P revenues at facilities owned and fully-operated in each of the comparable periods decreased by $63.1 million due to the substantial reductions in crude oil prices that began in October 2014, and continued through 2015 and 2016, which resulted in a decline in the level of drilling and production activity thereby reducing the demand for E&P waste services in the basins in which we operate.

Revenues from sales of recyclable commodities at facilities owned during the six months ended June 30, 2016 and 2015 decreased $1.5 million due primarily to decreased prices for recyclable plastics.

Other revenues decreased by $1.1 million during the six months ended June 30, 2016.

Cost of Operations.  Total cost of operations increased $118.9 million, or 39.9%, to $416.3 million for the three months ended June 30, 2016, from $297.4 million for the three months ended June 30, 2015. The increase was primarily the result of $106.7 million of operating costs from the Progressive Waste acquisition, $13.7 million of additional operating costs from all other acquisitions closed during, or subsequent to, the three months ended June 30, 2015 and an increase in operating costs at our existing solid waste and intermodal operations of $9.7 million, less a decrease in operating costs at our E&P operations of $11.2 million.

The increase in operating costs at our existing solid waste and intermodal operations of $9.7 million for the three months ended June 30, 2016 was comprised of an increase in labor expenses of $5.0 million due primarily to employee pay rate and headcount increases to support volume increases, an increase in employee benefits expenses of $2.4 million due to increased medical claims costs, an increase in taxes on revenues of $2.4 million due to increased revenues in our solid waste markets, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.1 million due to variability in the timing and severity of major repairs, an increase in third-party disposal expense of $1.1 million due to disposal rate increases and higher disposal costs associated with increased collection and transfer station volumes and an increase in third-party trucking and transportation expenses of $1.0 million due to increased transfer station and landfill volumes that require us to transport the waste to our disposal sites, partially offset by a decrease in fuel expense of $3.5 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements and $0.8 million of other net expense decreases.

The decrease in operating costs at our E&P operations of $11.2 million for the three months ended June 30, 2016 was comprised of decreased fuel expenses of $0.7 million due primarily to decreases in the price of diesel fuel and the following changes attributable to a reduction in our operations resulting from the decline in the level of drilling and production activity: decreased employee wage and benefits expenses of $4.2 million, decreased third-party trucking and transportation expenses of $2.0 million, decreased cell processing and site remediation work of $1.1 million, decreased equipment rental expenses of $0.9 million, decreased landfill operating supplies of $0.6 million, decreased equipment repair expenses of $0.5 million and $1.2 million of other expense decreases.

Total cost of operations increased $124.9 million, or 21.6%, to $703.5 million for the six months ended June 30, 2016, from $578.6 million for the six months ended June 30, 2015. The increase was primarily the result of $106.7 million of operating costs from the Progressive Waste acquisition, $25.7 million of additional operating costs from all other acquisitions closed during, or subsequent to, the six months ended June 30, 2015 and an increase in operating costs at our existing solid waste and intermodal operations of $23.6 million, less a decrease in operating costs at our E&P operations of $31.1 million.

The increase in operating costs at our existing solid waste and intermodal operations of $23.6 million for the six months ended June 30, 2016 was comprised of an increase in labor expenses of $10.8 million due primarily to employee pay rate and headcount increases to support volume increases, an increase in taxes on revenues of $5.7 million due to increased revenues in our solid waste markets, an increase in truck, container, equipment and facility maintenance and repair expenses of $3.5 million due to variability in the timing and severity of major repairs, an increase in third-party disposal expense of $2.5 million due to disposal rate increases and higher disposal costs associated with increased collection and transfer station volumes, an increase in employee benefits expenses of $2.8 million due to increased medical claims costs, an increase in third-party trucking and transportation expenses of $2.1 million due to increased transfer station and landfill volumes that require us to transport the waste to our disposal sites, an increase in auto and workers’ compensation claims expense under our high deductible insurance program of $1.6 million due primarily to adjustments to projected losses on prior period claims and $0.7 million of other net expense increases, partially offset by a decrease in fuel expense of $6.1 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements.

During the six months ended June 30, 2015, we incurred $5.0 million in expenses due to site clean-up and remediation work associated with flooding and other surface damage at two of our E&P disposal sites in New Mexico resulting from heavy precipitation affecting the sites, and $1.5 million of start-up related expenses at two new E&P disposal facilities. The remaining decrease in operating costs at our E&P operations of $24.6 million for the six months ended June 30, 2016 was comprised of decreased fuel expenses of $1.5 million due primarily to decreases in the price of diesel fuel and the following changes attributable to a reduction in our operations resulting from the decline in the level of drilling and production activity: decreased employee wage and benefits expenses of $7.1 million, decreased third-party trucking and transportation expenses of $5.0 million, decreased cell processing and site remediation work of $3.0 million, decreased equipment repair expenses of $2.3 million, decreased equipment rental expenses of $2.0 million, decreased landfill operating supplies of $1.3 million, decreased taxes and royalties on revenues of $0.8 million, decreased disposal expenses of $0.6 million and $1.0 million of other expense decreases.

Cost of operations as a percentage of revenues increased 1.2 percentage points to 57.2% for the three months ended June 30, 2016, from 56.0% for the three months ended June 30, 2015. The components of the 1.2 percentage point increase consist of a 1.5 percentage point increase from acquisitions closed during, or subsequent to, the three months ended June 30, 2015 having operating margins lower than our company average and a 0.5 percentage point increase from our E&P operations resulting from fixed operating expenses increasing as an overall percentage of revenues due to the aforementioned decline in E&P revenues, partially offset by a 0.8 percentage point decrease at our solid waste operations. The decrease at our solid waste operations was comprised of a 0.9 percentage point decrease in fuel expense, a 0.3 percentage point decrease in disposal expense due to increases in solid waste landfill revenues which do not have associated disposal expenses and a 0.3 percentage point decrease from all other net changes, partially offset by a 0.3 percentage point increase in employee benefits expenses, a 0.2 percentage point increase in direct labor expenses and a 0.2 percentage point increase in taxes on revenues.

Cost of operations as a percentage of revenues increased 0.8 percentage points to 56.6% for the six months ended June 30, 2016, from 55.8% for the six months ended June 30, 2015. The components of the 0.8 percentage point increase consist of a 1.0 percentage point increase from acquisitions closed during, or subsequent to, the three months ended June 30, 2015 having operating margins lower than our company average and a 0.3 percentage point increase from our E&P operations resulting from fixed operating expenses increasing as an overall percentage of revenues due to the aforementioned decline in E&P revenues, partially offset by a 0.5 percentage point decrease at our solid waste operations. The decrease at our solid waste operations was comprised of a 0.9 percentage point decrease in fuel expense, a 0.2 percentage point decrease in disposal expense due to increases in solid waste landfill revenues which do not have associated disposal expenses and a 0.1 percentage point decrease from all other net changes, partially offset by a 0.3 percentage point increase in taxes on revenues, 0.2 percentage point increase in employee benefits expenses and a 0.2 percentage point increase in direct labor expenses.

SG&A.  SG&A expenses increased $95.4 million, or 166.7%, to $152.7 million for the three months ended June 30, 2016, from $57.3 million for the three months ended June 30, 2015. The increase was comprised of $14.6 million of SG&A expenses from operating locations acquired in the Progressive Waste acquisition, $1.9 million of additional SG&A expenses from operating locations at all other acquisitions closed during, or subsequent to, the three months ended June 30, 2015, an increase in direct acquisition costs of $23.3 million attributable primarily to the Progressive Waste acquisition, an increase of $19.4 million resulting from severance-related expenses payable to Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the acquisition, an increase of $14.3 million from New Waste Connections paying excise taxes levied on the unvested or vested and undistributed equity-compensation holdings of our corporate officers resulting from the Progressive Waste acquisition, an increase in equity-based compensation expenses of $8.0 million related to awards granted to employees of Progressive Waste prior to June 1, 2016 for which vesting was accelerated due to plan provisions regarding a change in control followed by termination of employment, an increase in equity-based compensation expenses of $5.4 million resulting from time-lapse vesting and changes to the fair value of awards granted by Progressive Waste prior to the June 1, 2016 closing of the Progressive Waste acquisition to employees of Progressive Waste who were retained as employees of New Waste Connections following the closing and which awards were continued by New Waste Connections, an increase in equity-based compensation expenses of $2.3 million resulting from the acceleration of vesting of performance share units granted to Old Waste Connections’ management in 2014 and 2015, an increase of $0.4 million resulting from employee relocation expenses and professional fees incurred to integrate the operations of Progressive Waste into New Waste Connections, an increase in equity-based compensation expenses of $0.6 million associated with our annual recurring grant of restricted share units to our personnel, an increase in accrued cash incentive compensation expense of $2.9 million due to our solid waste segments exceeding their collective financial targets in 2016 and the addition of one month of accrued cash incentive compensation expense for the retained employees of Progressive Waste, an increase in payroll expenses of $1.6 million at our solid waste segments primarily related to headcount increases and annual compensation increases, an increase in employee benefits expenses of $0.7 million due to increased medical claims costs and $1.2 million of other net expense increases, partially offset by a decrease in payroll expenses of $1.2 million at our E&P segment due to management-level headcount reductions resulting from the decline in E&P disposal volumes.

SG&A expenses increased $105.0 million, or 91.0%, to $220.4 million for the six months ended June 30, 2016, from $115.4 million for the six months ended June 30, 2015. The increase was comprised of $14.6 million of SG&A expenses from operating locations acquired in the Progressive Waste acquisition, $3.5 million of additional SG&A expenses from operating locations at all other acquisitions closed during, or subsequent to, the six months ended June 30, 2015, an increase in direct acquisition costs of $31.6 million attributable primarily to the Progressive Waste acquisition, an increase of $19.4 million resulting from severance-related expenses payable to Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the acquisition, an increase of $14.3 million from New Waste Connections paying excise taxes levied on the unvested or vested and undistributed equity-compensation holdings of our corporate officers resulting from the Progressive Waste acquisition, an increase in equity-based compensation expenses of $8.0 million related to awards granted to employees of Progressive Waste prior to June 1, 2016 for which vesting was accelerated due to plan provisions regarding a change in control followed by termination of employment, an increase in equity-based compensation expenses of $5.4 million resulting from time-lapse vesting and changes to the fair value of awards granted by Progressive Waste prior to the June 1, 2016 closing of the Progressive Waste acquisition to employees of Progressive Waste who were retained as employees of New Waste Connections following the closing and which awards were continued by New Waste Connections, an increase in equity-based compensation expenses of $2.3 million resulting from the acceleration of vesting of performance share units granted to Old Waste Connections’ management in 2014 and 2015, an increase of $0.4 million resulting from employee relocation expenses and professional fees incurred to integrate the operations of Progressive Waste into New Waste Connections, an increase in payroll expenses of $3.2 million at our solid waste segments primarily related to headcount increases and annual compensation increases, an increase in accrued cash incentive compensation expense of $1.8 million due to our solid waste segments exceeding their collective financial targets in 2016 and the addition of one month of accrued cash incentive compensation expense for the retained employees of Progressive Waste, an increase in equity-based compensation expenses of $1.1 million associated with our annual recurring grant of restricted share units to our personnel, an increase in employee benefits expenses of $0.9 million due to increased medical claims costs and an increase in credit card fees of $0.6 million resulting from an increase in the total number of customer remitting payments for our services using credit cards, partially offset by a decrease in payroll expenses of $1.9 million at our E&P segment due to management-level headcount reductions resulting from the decline in E&P disposal volumes and $0.2 million of other net decreases.

SG&A expenses as a percentage of revenues increased 10.2 percentage points to 21.0% for the three months ended June 30, 2016, from 10.8% for the three months ended June 30, 2015. The increase as a percentage of revenues includes a 10.0 percentage point increase resulting from the combined totals of the aforementioned increases associated with direct acquisition costs, severance expenses, excise taxes, equity-based compensation expense from the continuation of awards granted to Progressive Waste employees prior to the acquisition close and equity-based compensation expense from the acceleration of certain performance share units. The remaining 0.2 percentage point increase was the net impact of SG&A expenses from operating locations acquired in the Progressive Waste acquisition and all other acquisitions closed during, or subsequent to, the three months ended June 30, 2015, and increased expenses at corporate to support ongoing and acquired operations.

SG&A expenses as a percentage of revenues increased 6.6 percentage points to 17.7% for the six months ended June 30, 2016, from 11.1% for the six months ended June 30, 2015. The increase as a percentage of revenues was attributable to a 6.6 percentage point increase resulting from the combined totals of the aforementioned increases associated with direct acquisition costs, severance expenses, excise taxes, equity-based compensation expense from the continuation of awards granted to Progressive Waste employees prior to the acquisition close and equity-based compensation expense from the acceleration of certain performance share units.

Depreciation.  Depreciation expense increased $24.7 million, or 41.4%, to $84.3 million for the three months ended June 30, 2016, from $59.6 million for the three months ended June 30, 2015.  The increase was primarily the result of additional depreciation and depletion expense of $19.8 million from the Progressive Waste acquisition, additional depreciation and depletion expense of $4.1 million from all other acquisitions closed during, or subsequent to, the three months ended June 30, 2015, an increase in depreciation expense of $1.6 million associated with additions to our fleet and equipment purchased to support our existing operations and an increase in depletion expense of $0.5 million at our existing solid waste landfills due primarily to an increase in volumes, partially offset by a decrease in depletion expense of $1.3 million at our existing E&P landfills due to volume decreases resulting from a decline in the level of oil drilling and production activity due to reductions in crude oil prices.

Depreciation expense increased $28.3 million, or 24.2%, to $145.2 million for the six months ended June 30, 2016, from $116.9 million for the six months ended June 30, 2015.  The increase was primarily the result of additional depreciation and depletion expense of $19.8 million from the Progressive Waste acquisition, additional depreciation and depletion expense of $7.6 million from all other acquisitions closed during, or subsequent to, the three months ended June 30, 2015, an increase in depreciation expense of $3.4 million associated with additions to our fleet and equipment purchased to support our existing operations and an increase in depletion expense of $1.9 million at our existing solid waste landfills due primarily to an increase in volumes, partially offset by a decrease in depletion expense of $4.4 million at our existing E&P landfills due to volume decreases resulting from a decline in the level of oil drilling and production activity due to reductions in crude oil prices.

Depreciation expense as a percentage of revenues increased 0.4 percentage points to 11.6% for the three months ended June 30, 2016, from 11.2% for the three months ended June 30, 2015. Depreciation expense as a percentage of revenues increased 0.4 percentage points to 11.7% for the six months ended June 30, 2016, from 11.3% for the six months ended June 30, 2015. The increases as a percentage of revenues were due primarily to the Progressive Waste acquisition, the impact of a decline in E&P revenues from operations owned in the comparable periods and depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations, partially offset by the decrease in depletion expense at our existing E&P landfills.

Amortization of Intangibles.  Amortization of intangibles expense increased $6.8 million, or 93.8%, to $14.1 million for the three months ended June 30, 2016, from $7.3 million for the three months ended June 30, 2015. The increase in amortization expense was the result of $7.3 million recorded on contracts, customer lists and transfer station permits acquired in the Progressive Waste acquisition and $0.5 million from intangible assets acquired in other acquisitions closed in 2015 and 2016, partially offset by a decrease of $1.0 million from certain intangible assets becoming fully amortized subsequent to June 30, 2015.

Amortization of intangibles expense increased $7.5 million, or 52.7%, to $21.8 million for the six months ended June 30, 2016, from $14.3 million for the six months ended June 30, 2015. The increase in amortization expense was the result of $7.3 million recorded on contracts, customer lists and transfer station permits acquired in the Progressive Waste acquisition and $1.2 million from intangible assets acquired in other acquisitions closed in 2015 and 2016, partially offset by a decrease of $1.0 million from certain intangible assets becoming fully amortized subsequent to June 30, 2015.

Amortization expense as a percentage of revenues increased 0.5 percentage points to 1.9% for the three months ended June 30, 2016, from 1.4% for the three months ended June 30, 2015. Amortization expense as a percentage of revenues increased 0.4 percentage points to 1.8% for the six months ended June 30, 2016, from 1.4% for the three months ended June 30, 2015. The increases were the result of the net impact of the aforementioned acquisition of intangible assets acquired in the Progressive Waste acquisition, partially offset by certain intangible assets becoming fully amortized subsequent to the end of the prior year period.

Other Operating Items. Other operating items increased $3.0 million, to net gains totaling $3.3 million for the three months ended June 30, 2016, from net gains totaling $0.3 million for the three months ended June 30, 2015. Other operating items increased $3.3 million, to net gains totaling $3.0 million for the six months ended June 30, 2016, from net losses totaling $0.3 million for the six months ended June 30, 2015.

During the three and six months ended June 30, 2016, we recorded a gain of $2.4 million resulting from the decrease to the fair value of an amount payable under a liability-classified contingent consideration arrangement from a prior year acquisition and a gain of $1.2 million from the favorable settlement of a legal matter. We recorded increases in net losses on the disposal of operating assets of $0.6 million and $0.3 million during the three and six months ended June 30, 2016, respectively.

Operating Income.  Operating income decreased $46.5 million to $63.5 million for the three months ended June 30, 2016, from $110.0 million for the three months ended June 30, 2015.  The decrease was attributable to the $118.9 million increase in costs of operations, $95.4 million increase in SG&A expense, $24.7 million increase in depreciation expense and $6.8 million increase in amortization of intangibles expense, partially offset by the $196.3 million increase in revenues and a $3.0 million increase in other operating items.

Operating income decreased $57.4 million to $154.5 million for the six months ended June 30, 2016, from $211.9 million for the six months ended June 30, 2015.  The decrease was attributable to the $124.9 million increase in costs of operations, $105.0 million increase in SG&A expense, $28.3 million increase in depreciation expense and $7.5 million increase in amortization of intangibles expense, partially offset by the $204.9 million increase in revenues and a $3.3 million increase in other operating items.

Operating income as a percentage of revenues decreased 12.0 percentage points to 8.7% for the three months ended June 30, 2016, from 20.7% for the three months ended June 30, 2015.  The decrease as a percentage of revenues was comprised of a 10.2 percentage point increase in SG&A expense, a 0.4 percentage point increase in depreciation expense, a 1.2 percentage point increase in cost of operations and a 0.5 percentage point increase in amortization expense, partially offset by a 0.3 percentage point decrease in other operating items.

Operating income as a percentage of revenues decreased 8.0 percentage points to 12.4% for the six months ended June 30, 2016, from 20.4% for the six months ended June 30, 2015.  The decrease as a percentage of revenues was comprised of a 6.6 percentage point increase in SG&A expense, a 0.4 percentage point increase in depreciation expense, a 0.8 percentage point increase in cost of operations and a 0.4 percentage point increase in amortization expense, partially offset by a 0.2 percentage point decrease in other operating items.

Interest Expense.  Interest expense increased $5.2 million, or 33.7%, to $20.5 million for the three months ended June 30, 2016, from $15.3 million for the three months ended June 30, 2015. The increase was primarily attributable to an increase of $4.2 million from the August 2015 issuance of our 2022 Notes and 2025 Notes, an increase of $1.8 million from the June 2016 issuance of our New 2021 Notes, 2023 Notes and 2026 Notes, an increase of $0.8 million resulting from the commencement of four interest rate swaps in October 2015 totaling $175 million with an average fixed rate of 2.34%, an increase of $1.3 million due to higher interest rates on outstanding borrowings under our Credit Agreement, an increase of $0.5 million due to an increase in the average borrowings outstanding under our Credit Agreement and $0.1 million of other net increases, partially offset by a decrease of $3.1 million for the redemption of our 2015 Notes and 2016 Notes using proceeds from the 2015 Old Waste Connections Credit Agreement which had a lower interest rate relative to the fixed interest rate in effect when the 2015 Notes and 2016 Notes were outstanding and a decrease of $0.4 million in interest accretion expense primarily resulting from decreases to the fair value of contingent consideration recorded in the third quarter of 2015 associated with an E&P acquisition closed in a prior year period.

Interest expense increased $6.7 million, or 21.4%, to $37.7 million for the six months ended June 30, 2016, from $31.0 million for the six months ended June 30, 2015. The increase was primarily attributable to an increase of $8.3 million from the August 2015 issuance of our 2022 Notes and 2025 Notes, an increase of $1.8 million from the June 2016 issuance of our New 2021 Notes, 2023 Notes and 2026 Notes, an increase of $1.7 million resulting from the commencement of four new interest rate swaps totaling $175 million with an average fixed rate of 2.34%, an increase of $1.9 million due to higher interest rates on outstanding borrowings under our revolving credit and term loan agreement and $0.2 million of other net increases, partially offset by a decrease of $5.9 million for the redemption of our 2015 Notes and 2016 Notes using proceeds from the 2015 Old Waste Connections Credit Agreement which had a lower interest rate relative to the fixed interest rate in effect when the 2015 Notes and 2016 Notes were outstanding, a decrease of $0.3 million from the net decrease in the combined average outstanding borrowings under our Credit Agreement and a decrease of $1.0 million in interest accretion expense primarily resulting from decreases to the fair value of contingent consideration recorded in the third quarter of 2015 associated with an E&P acquisition closed in a prior year period.

Other Income (Expense), Net.  Other income (expense), net, decreased $0.8 million, to an expense total of $0.7 million for the three months ended June 30, 2016, from an income total of $0.1 million for the three months ended June 30, 2015. The decrease was primarily attributable to an expense charge of $1.4 million for the write-off of a portion of unamortized debt issuance costs resulting from the June 2016 refinancing of the 2015 Old Waste Connections Credit Agreement, partially offset by an increase of $0.4 million from investments purchased to fund our employee deferred compensation obligations and $0.2 million of other net changes.

Other income (expense), net, decreased $0.4 million, to an expense total of $0.5 million for the six months ended June 30, 2016, from an expense total of $0.1 million for the six months ended June 30, 2015. The decrease was primarily attributable to an increase in expenses associated with the write off of unamortized debt issuance costs of $0.8 million, partially offset by an increase of $0.3 million from investments purchased to fund our employee deferred compensation obligations and $0.1 million of other net changes.

Income Tax Provision.  Income taxes decreased $21.9 million, to $15.3 million for the three months ended June 30, 2016, from $37.2 million for the three months ended June 30, 2015. Income taxes decreased $26.7 million, to $44.3 million for the six months ended June 30, 2016, from $71.0 million for the six months ended June 30, 2015. Our effective tax rate for the three months ended June 30, 2016 and 2015 was 35.5% and 39.2%, respectively. Our effective tax rate for the six months ended June 30, 2016 and 2015 was 37.8% and 39.3%, respectively. The year-over-year decreases were primarily the result of decreased pre-tax income and the impact of the Progressive Waste acquisition, which resulted in changes to the jurisdictions where we do business, including some jurisdictions with tax rates less than the U.S. statutory rate, partially offset by non-deductible expenses incurred in connection with the Progressive Waste acquisition. The Company’s effective tax rate is dependent upon the proportion of pre-tax income among the jurisdictions where we do business.  As such, our effective tax rate will be subject to some variability depending upon the proportional contribution of pre-tax income across jurisdictions in any period.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented.  The following tables reflect a breakdown of our revenue and inter-company eliminations for the periods indicated (dollars in thousands).

	Three months ended June 30, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$502,948	$(1,778)	$501,170	68.9%
Solid waste disposal and transfer	256,847	(96,815)	160,032	22.0
Solid waste recycling	18,119	(1,393)	16,726	2.3
E&P waste treatment, recovery and disposal	30,734	(3,253)	27,481	3.8
Intermodal and other	22,358	(128)	22,230	3.0
Total	$831,006	$(103,367)	$727,639	100.0%

	Three months ended June 30, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$342,583	$(981)	$341,602	64.3%
Solid waste disposal and transfer	171,932	(64,838)	107,094	20.1
Solid waste recycling	12,332	(278)	12,054	2.3
E&P waste treatment, recovery and disposal	55,851	(3,362)	52,489	9.9
Intermodal and other	18,073	-	18,073	3.4
Total	$600,771	$(69,459)	$531,312	100.0%

	Six months ended June 30, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$859,546	$(3,099)	$856,447	68.9%
Solid waste disposal and transfer	426,929	(162,849)	264,080	21.3
Solid waste recycling	28,738	(2,031)	26,707	2.1
E&P waste treatment, recovery and disposal	63,586	(5,620)	57,966	4.7
Intermodal and other	37,247	(128)	37,119	3.0
Total	$1,416,046	$(173,727)	$1,242,319	100.0%

	Six months ended June 30, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$669,588	$(1,900)	$667,688	64.4%
Solid waste disposal and transfer	314,362	(121,164)	193,198	18.6
Solid waste recycling	23,401	(499)	22,902	2.2
E&P waste treatment, recovery and disposal	128,408	(7,360)	121,048	11.7
Intermodal and other	32,576	-	32,576	3.1
Total	$1,168,335	$(130,923)	$1,037,412	100.0%

Our CODM evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA.  We define segment EBITDA as earnings before interest, taxes, depreciation, amortization, other operating items, other income (expense) and foreign currency transaction gain (loss). Segment EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies.  Our management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.

We manage our operations through five geographic operating segments and our E&P segment, which includes the majority of our E&P waste treatment and disposal operations. Our five geographic operating segments and our E&P segment comprise our reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  In June 2016, as a result of the Progressive Waste acquisition, described in Note 6 to our Condensed Consolidated Financial Statements, we formed two new geographic operating segments, Canada and Southern, and realigned our reporting structure at our existing Central and Eastern segments. Our segment realignment consisted of the transfer of certain operations in Texas and Louisiana from our Central segment to our Southern segment and the transfer of certain operations in Tennessee, Mississippi and Alabama from our Eastern segment to our Southern segment. The Progressive Waste acquisition did not impact our Western or E&P segments. The segment information presented herein reflects the realignment of these districts.

Under the current orientation, our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, eastern Tennessee, Vermont, Virginia, Wisconsin and the District of Columbia; our Canada segment services customers located in the provinces of Alberta, British Columbia, Manitoba, Ontario, Quebec and Saskatchewan; our Central segment services customers located in Arizona, Colorado, Kansas, Louisiana, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and our Southern segment services customers located in Alabama, Florida, Louisiana, Mississippi, western Tennessee and southern Texas. The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands and as a percentage of total revenues for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
Western	$236,431	32.5%	$222,388	41.9%	$455,664	36.7%	$428,014	41.3%
Eastern	142,584	19.6	92,865	17.5	250,380	20.1	177,307	17.1
Canada	60,585	8.3	-	-	60,585	4.9	-	-
Central	139,670	19.2	127,706	24.0	259,607	20.9	241,423	23.2
Southern	120,551	16.6	36,044	6.8	157,470	12.7	70,495	6.8
E&P	27,818	3.8	52,309	9.8	58,613	4.7	120,173	11.6
	$727,639	100.0%	$531,312	100.0%	$1,242,319	100.0%	$1,037,412	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands and as a percentage of segment revenues for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
Western	$79,835	33.8%	$73,015	32.8%	$153,625	33.7%	$141,907	33.2%
Eastern	44,824	31.4	29,622	31.9	79,438	31.7	56,493	31.9
Canada	23,555	38.9	-	-	23,555	38.9	-	-
Central	52,578	37.6	46,353	36.3	96,431	37.1	88,215	36.5
Southern	27,228	22.6	8,451	23.4	36,717	23.3	16,985	24.1
E&P	6,485	23.3	16,331	31.2	13,034	22.2	37,462	31.2
Corporate(a)	(75,865)	-	2,839	-	(84,353)	-	2,381	-
	$158,640	21.8%	$176,611	33.2%	$318,447	25.6%	$343,443	33.1%

(a)      Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.  Amounts reflected are net of allocations to the six operating segments. Unallocated corporate overhead for the three and six months ended June 30, 2016 includes direct acquisition costs associated with the Progressive Waste acquisition, severance-related expenses payable to Progressive Waste personnel, excise taxes on corporate officer equity-compensation holdings paid by New Waste Connections and equity-based compensation expenses associated with Progressive Waste’s equity-based compensation plans continued by New Waste Connections.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 9 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue and segment EBITDA for our reportable segments for the three and six month periods ended June 30, 2016, compared to the three and six month periods ended June 30, 2015, are discussed below:

Segment Revenue

Revenue in our Western segment increased $14.0 million, or 6.3%, to $236.4 million for the three months ended June 30, 2016, from $222.4 million for the three months ended June 30, 2015.  The components of the increase consisted of solid waste volume increases of $11.7 million associated with volume increases in residential collection, commercial collection, roll off collection, transfer station, landfill municipal solid waste and landfill special waste, net price increases of $3.4 million and net revenue growth from acquisitions and divestitures closed during, or subsequent to, the three months ended June 30, 2015, of $1.2 million, partially offset by decreased intermodal revenues of $1.6 million resulting from a reduction in intermodal cargo volume, decreased recyclable commodity sales of $0.3 million resulting from declines in the price of recyclable commodities, decreases of $0.2 million from reduced E&P disposal volumes at our solid waste landfills and other revenue decreases of $0.2 million.

Revenue in our Western segment increased $27.7 million, or 6.5%, to $455.7 million for the six months ended June 30, 2016, from $428.0 million for the six months ended June 30, 2015.  The components of the increase consisted of solid waste volume increases of $21.5 million associated with volume increases in residential collection, commercial collection, roll off collection, transfer station, landfill municipal solid waste and landfill special waste, net price increases of $6.6 million and net revenue growth from acquisitions and divestitures closed during, or subsequent to, the six months ended June 30, 2015, of $1.9 million, partially offset by decreased intermodal revenues of $1.4 million resulting from a reduction in intermodal cargo volume occurring in the second quarter of 2016, decreased recyclable commodity sales of $0.5 million resulting from declines in the price of recyclable commodities and decreases of $0.4 million from reduced E&P disposal volumes at our solid waste landfills.

Revenue in our Eastern segment increased $49.7 million, or 53.5%, to $142.6 million for the three months ended June 30, 2016, from $92.9 million for the three months ended June 30, 2015.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2015, of $48.2 million, net price increases of $2.8 million and other revenue increases of $0.3 million, partially offset by solid waste volume decreases of $1.1 million primarily from volume decreases in residential collection and landfill municipal solid waste exceeding volume increases in roll off collection and transfer station and recyclable commodity sales decreases of $0.5 million due primarily to declines in the price of recyclable commodities.

Revenue in our Eastern segment increased $73.1 million, or 41.2%, to $250.4 million for the six months ended June 30, 2016, from $177.3 million for the six months ended June 30, 2015.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the six months ended June 30, 2015, of $66.8 million, net price increases of $5.3 million and solid waste volume increases of $1.5 million primarily from volume increases in roll off collection, transfer station and landfill special waste exceeding volume decreases in residential collection and other revenue increases of $0.4 million, partially offset by recyclable commodity sales decreases of $0.9 million due primarily to declines in the price of recyclable commodities.

Revenue in our Canada segment was $60.6 million for the three and six months ended June 30, 2016. Our Canada segment was formed in conjunction with the Progressive Waste acquisition on June 1, 2016; therefore, we did not recognize revenue in this segment prior to the close of the Progressive Waste acquisition.

Revenue in our Central segment increased $12.0 million, or 9.4%, to $139.7 million for the three months ended June 30, 2016, from $127.7 million for the three months ended June 30, 2015.  The components of the increase consisted of net price increases of $4.8 million, revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2015, of $8.5 million and other revenue increases of $0.3 million, partially offset by decreases of $0.9 million from reduced E&P disposal volumes at our solid waste landfills and solid waste volume decreases of $0.7 million primarily from declines in transfer station volumes and residential collection volumes exceeding increases in landfill special waste volumes and roll off volumes.

Revenue in our Central segment increased $18.2 million, or 7.5%, to $259.6 million for the six months ended June 30, 2016, from $241.4 million for the six months ended June 30, 2015.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the six months ended June 30, 2015, of $10.0 million, net price increases of $9.6 million, solid waste volume increases of $0.6 million resulting from volume increases in roll off collection, landfill municipal solid waste and landfill special waste exceeding volume decreases in residential collection and transfer station and other revenue increases of $0.1 million, partially offset by decreases of $2.1 million from reduced E&P disposal volumes at our solid waste landfills.

Revenue in our Southern segment increased $84.6 million, or 234.5%, to $120.6 million for the three months ended June 30, 2016, from $36.0 million for the three months ended June 30, 2015.  The components of the increase consisted of net revenue growth from acquisitions and divestitures closed during, or subsequent to, the three months ended June 30, 2015, of $80.9 million, solid waste volume increases of $2.4 million primarily from volume increases in residential collection, commercial collection, roll off collection and landfill municipal solid waste and net price increases of $1.3 million.

Revenue in our Southern segment increased $87.0 million, or 123.4%, to $157.5 million for the six months ended June 30, 2016, from $70.5 million for the six months ended June 30, 2015.  The components of the increase consisted of net revenue growth from acquisitions and divestitures closed during, or subsequent to, the six months ended June 30, 2015, of $81.3 million, solid waste volume increases of $3.7 million primarily from volume increases in residential collection, roll off collection and landfill municipal solid waste and net price increases of $2.4 million, partially offset by decreases of $0.3 million from reduced E&P disposal volumes at our solid waste landfills and other revenue decreases of $0.1 million.

Revenue in our E&P segment decreased $24.5 million, or 46.8%, to $27.8 million for the three months ended June 30, 2016, from $52.3 million for the three months ended June 30, 2015. The components of the decrease consisted of $23.8 million from reduced E&P volumes and $0.7 million from reduced solid waste volumes at non-E&P operations managed by our E&P segment. Revenue in our E&P segment decreased $61.6 million, or 51.2%, to $58.6 million for the six months ended June 30, 2016, from $120.2 million for the six months ended June 30, 2015. The components of the decrease consisted of $60.3 million from reduced E&P volumes and $1.3 million from reduced solid waste volumes at non-E&P operations managed by our E&P segment. During the three and six months ended June 30, 2016, our E&P segment was adversely affected by the substantial reductions in crude oil prices that began in October 2014, and continued through 2015 and 2016, resulting in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate. The carryover impact from the aforementioned reduction in the price of crude oil is expected to contribute to revenue at our E&P segment in 2016 declining between 40% and 50% from 2015.

Segment EBITDA

Segment EBITDA in our Western segment increased $6.8 million, or 9.3%, to $79.8 million for the three months ended June 30, 2016, from $73.0 million for the three months ended June 30, 2015.  The increase was due primarily to an increase in revenues of $14.0 million, a decrease in fuel expense of $1.0 million due to lower market prices for diesel fuel not purchased under diesel fuel hedges and a decrease in rail transportation expenses at our intermodal operations of $0.7 million due to decreased rail cargo volume, partially offset by an increase in direct and administrative labor expenses of $2.9 million due primarily to employee pay rate increases and increased headcount to support revenue volume increases, an increase in taxes on revenues of $1.9 million due to increased revenues, an increase in third-party disposal expense of $1.4 million due to increased collection volumes and disposal rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.3 million due to variability in the timing and severity of major repairs, an increase in employee benefits expenses of $1.3 million due to increased medical claims costs and $0.1 million of other net expense increases.

Segment EBITDA in our Western segment increased $11.7 million, or 8.3%, to $153.6 million for the six months ended June 30, 2016, from $141.9 million for the six months ended June 30, 2015.  The increase was due primarily to an increase in revenues of $27.7 million and a decrease in fuel expense of $1.6 million due to lower market prices for diesel fuel not purchased under diesel fuel hedges, partially offset by an increase in direct and administrative labor expenses of $6.5 million due primarily to employee pay rate increases and increased headcount to support revenue volume increases, an increase in taxes on revenues of $4.1 million due to increased revenues, an increase in third-party disposal expense of $2.0 million due to increased collection volumes and disposal rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.7 million due to variability in the timing and severity of major repairs, an increase in employee benefits expenses of $1.3 million due to increased medical claims costs, an increase in third-party trucking and transportation expenses of $0.8 million due to increased disposal volumes that require transportation to our landfills, an increase in corporate overhead expense allocations of $0.6 million due primarily to revenue growth and $0.6 million of other net expense increases.

Segment EBITDA in our Eastern segment increased $15.2 million, or 51.3%, to $44.8 million for the three months ended June 30, 2016, from $29.6 million for the three months ended June 30, 2015.  The increase was due primarily to an increase in revenues of $49.7 million, a decrease in fuel expense of $0.7 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements and $0.4 million of other net expense decreases, partially offset by a net $34.2 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $0.8 million due primarily to employee pay rate increases and increased headcount to support internal growth and an increase in employee benefits expenses of $0.6 million due to increased medical claims costs.

Segment EBITDA in our Eastern segment increased $22.9 million, or 40.6%, to $79.4 million for the six months ended June 30, 2016, from $56.5 million for the six months ended June 30, 2015.  The increase was due primarily to an increase in revenues of $73.1 million and a decrease in fuel expense of $1.6 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, partially offset by a net $47.1 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $2.0 million due primarily to employee pay rate increases and increased headcount to support internal growth, an increase in third-party trucking and transportation expenses of $1.0 million due to increased landfill special waste volumes and transfer station volumes that require us to be responsible for the costs of transporting the waste to our disposal operations, an increase in taxes on revenues of $0.9 million due primarily to a new landfill site that commenced operations in 2015 and an increase in employee benefits expenses of $0.8 million due to increased medical claims costs.

The Progressive Waste acquisition contributed $27.1 million of revenue and $7.5 million of EBITDA to our Eastern segment for the three and six months ended June 30, 2016.

Segment EBITDA in our Canada segment was $23.6 million for the three and six months ended June 30, 2016.  Our Canada segment was formed in conjunction with the Progressive Waste acquisition on June 1, 2016; therefore, we did not report EBITDA for this segment prior to the close of the Progressive Waste acquisition. The segment EBITDA was comprised of $60.6 million of acquired revenues, less the following expenses: direct labor and related benefits expenses of $12.2 million; disposal expenses of $6.3 million; SG&A expenses of $4.4 million; truck, container, equipment and facility maintenance and repair expenses of $3.4 million; third-party trucking and transportation expenses of $2.6 million; fuel expenses of $2.2 million; expenses related to the purchase and processing of recyclable commodities of $1.2 million; auto and workers’ compensation expenses of $1.0 million; and $3.7 million of all other net expenses.

Segment EBITDA in our Central segment increased $6.2 million, or 13.4%, to $52.6 million for the three months ended June 30, 2016, from $46.4 million for the three months ended June 30, 2015.  The increase was due primarily to an increase in revenues of $12.0 million, a decrease in fuel expense of $1.4 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements and a $0.4 million decrease in legal expenses due to the resolution of certain third-party claims subsequent to the prior year period, partially offset by a net $5.0 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $1.2 million due primarily to employee pay rate increases, an increase in employee benefits expenses of $1.0 million due to increased medical claims costs and $0.4 million of other net expense increases.

Segment EBITDA in our Central segment increased $8.2 million, or 9.3%, to $96.4 million for the six months ended June 30, 2016, from $88.2 million for the six months ended June 30, 2015.  The increase was due primarily to an increase in revenues of $18.2 million, a decrease in fuel expense of $2.2 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements and a $0.7 million decrease in legal expenses due to the resolution of certain third-party claims subsequent to the prior year period, partially offset by a net $6.2 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $2.6 million due primarily to employee pay rate increases, an increase in employee benefits expenses of $1.5 million due to increased medical claims costs, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.8 million due to variability in the timing and severity of major repairs, an increase in taxes on revenues of $0.5 million due primarily to increased landfill revenues and $1.3 million of other net expense increases.

The Progressive Waste acquisition contributed $6.1 million of revenue and $2.0 million of EBITDA to our Central segment for the three and six months ended June 30, 2016.

Segment EBITDA in our Southern segment increased $18.7 million, or 222.2%, to $27.2 million for the three months ended June 30, 2016, from $8.5 million for the three months ended June 30, 2015.  The increase was due primarily to an increase in revenues of $84.6 million, partially offset by a net $64.0 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $1.1 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.5 million due to variability in the timing and severity of major repairs and $0.3 million of other net expense increases.

Segment EBITDA in our Southern segment increased $19.7 million, or 116.2%, to $36.7 million for the six months ended June 30, 2016, from $17.0 million for the six months ended June 30, 2015.  The increase was due primarily to an increase in revenues of $87.0 million, partially offset by a net $64.3 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $1.8 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.8 million due to variability in the timing and severity of major repairs and $0.4 million of other net expense increases.

The Progressive Waste acquisition contributed $80.3 million of revenue and $16.7 million of EBITDA to our Southern segment for the three and six months ended June 30, 2016.

Segment EBITDA in our E&P segment decreased $9.8 million, or 60.3%, to $6.5 million for the three months ended June 30, 2016, from $16.3 million for the three months ended June 30, 2015.  The decrease was due primarily to a $24.5 million decrease in revenues, partially offset by a decrease in corporate overhead expense allocations of $1.1 million due primarily to declines in revenue, decreased fuel expenses of $0.7 million due primarily to decreases in the price of diesel fuel and the following changes attributable to a reduction in our operations resulting from the decline in the level of drilling and production activity: decreased employee wage and benefits expenses of $5.4 million, decreased third-party trucking and transportation expenses of $2.0 million, decreased cell processing and site remediation work of $1.1 million, decreased equipment rental expenses of $0.9 million, decreased landfill operating supplies of $0.6 million, decreased equipment repair expenses of $0.5 million, decreased employee travel expenses of $0.5 million and $1.9 million of other expense decreases.

Segment EBITDA in our E&P segment decreased $24.5 million, or 65.2%, to $13.0 million for the six months ended June 30, 2016, from $37.5 million for the six months ended June 30, 2015.  The decrease was due primarily to a $61.6 million decrease in revenues, partially offset by decreased expenses of $5.0 million associated with costs incurred during the six months ended June 30, 2015 for site clean-up and remediation work associated with flooding and other surface damage at two of our E&P disposal sites in New Mexico resulting from heavy precipitation affecting the sites, a decrease of $1.5 million in expenses resulting from start-up costs incurred during the six months ended June 30, 2015 at two new E&P disposal facilities, a decrease in corporate overhead expense allocations of $1.9 million due primarily to declines in revenue, decreased fuel expenses of $1.5 million due primarily to decreases in the price of diesel fuel and the following changes attributable to a reduction in our operations resulting from the decline in the level of drilling and production activity: decreased employee wage and benefits expenses of $9.2 million, decreased third-party trucking and transportation expenses of $5.0 million, decreased cell processing and site remediation work of $3.0 million, decreased equipment repair expenses of $2.3 million, decreased equipment rental expenses of $2.0 million, decreased landfill operating supplies of $1.3 million, decreased employee travel expenses of $1.1 million, decreased taxes and royalties on revenues of $0.8 million, decreased disposal expenses of $0.6 million and $1.9 million of other expense decreases.

Segment EBITDA at Corporate decreased $78.7 million, to a loss of $75.9 million for the three months ended June 30, 2016, from income of $2.8 million for the three months ended June 30, 2015.  The loss was due to an increase in direct acquisition costs of $23.3 million attributable primarily to the Progressive Waste acquisition, an increase of $19.4 million resulting from severance-related expenses payable to Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the Progressive Waste acquisition, an increase of $14.3 million from New Waste Connections paying excise taxes levied on the unvested or vested and undistributed equity-compensation holdings of our corporate officers resulting from the Progressive Waste acquisition, an increase in equity-based compensation expenses of $8.0 million related to awards granted to employees of Progressive Waste prior to June 1, 2016 for which vesting was accelerated due to plan provisions regarding a change in control followed by termination of employment, an increase in equity-based compensation expenses of $5.4 million resulting from time-lapse vesting and changes to the fair value of awards granted by Progressive Waste prior to the June 1, 2016 closing of the Progressive Waste acquisition to employees of Progressive Waste who were retained as employees of New Waste Connections following the closing and which awards were continued by New Waste Connections, an increase in equity-based compensation expenses of $2.3 million resulting from the acceleration of vesting of performance share units granted to Old Waste Connections’ management in 2014 and 2015, an increase of $0.4 million resulting from employee relocation expenses and professional fees incurred to integrate the operations of Progressive Waste into New Waste Connections, an increase in equity-based compensation expenses of $0.6 million associated with our annual recurring grant of restricted share units to our personnel, an increase in accrued cash incentive compensation expense of $3.1 million due to our solid waste segments exceeding their collective financial targets in 2016 and the addition of one month of accrued cash incentive compensation expense for the retained Progressive Waste employees, an increase in payroll expenses of $1.5 million due to annual compensation increases and expenses associated with corporate employees of Progressive Waste continuing to provide services to us over a short-term transition period and an increase in legal expenses of $1.3 million due to an increase in claims and the inclusion of one month of legal expenses associated with claims assumed by New Waste Connections in the Progressive Waste acquisition, partially offset by $0.9 million of other net expense decreases. In June 2016, the allocation rate for charging corporate overhead to our segments decreased from 3.5% of budgeted revenues to 3.0% of budgeted revenues as a result of leveraging existing corporate infrastructure to oversee the operations acquired in the Progressive Waste acquisition.

Segment EBITDA at Corporate decreased $86.8 million, to a loss of $84.4 million for the six months ended June 30, 2016, from income of $2.4 million for the six months ended June 30, 2015.  The loss was due to an increase in direct acquisition costs of $31.6 million attributable primarily to the Progressive Waste acquisition, an increase of $19.4 million resulting from severance-related expenses payable to Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the Progressive Waste acquisition, an increase of $14.3 million from New Waste Connections paying excise taxes levied on the unvested or vested and undistributed equity-compensation holdings of our corporate officers resulting from the Progressive Waste acquisition, an increase in equity-based compensation expenses of $8.0 million related to awards granted to employees of Progressive Waste prior to June 1, 2016 for which vesting was accelerated due to plan provisions regarding a change in control followed by termination of employment, an increase in equity-based compensation expenses of $5.4 million resulting from time-lapse vesting and changes to the fair value of awards granted by Progressive Waste prior to the June 1, 2016 closing of the Progressive Waste acquisition to employees of Progressive Waste who were retained as employees of New Waste Connections following the closing and which awards were continued by New Waste Connections, an increase in equity-based compensation expenses of $2.3 million resulting from the acceleration of vesting of performance share units granted to Old Waste Connections’ management in 2014 and 2015, an increase of $0.4 million resulting from employee relocation expenses and professional fees incurred to integrate the operations of Progressive Waste into New Waste Connections, an increase in payroll expenses of $2.0 million due to annual compensation increases and expenses associated with corporate employees of Progressive Waste continuing to provide services to us over a short-term transition period, an increase in legal expenses of $1.9 million due to an increase in claims and the inclusion of one month of legal expenses associated with claims assumed by New Waste Connections in the Progressive Waste acquisition, an increase in accrued cash incentive compensation expense of $1.8 million due to our solid waste segments exceeding their collective financial targets in 2016 and the addition of one month of accrued cash incentive compensation expense for the retained Progressive Waste employees and an increase in equity-based compensation expenses of $1.1 million associated with our annual recurring grant of restricted share units to our personnel, partially offset by $1.4 million of other net expense decreases.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the six month periods ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$259,646	$319,217
Net cash used in investing activities	(57,906)	(191,740)
Net cash used in financing activities	(156,867)	(126,206)
Effect of foreign currency translation on cash and equivalents	(223)	-
Net increase in cash and equivalents	44,650	1,271
Cash and equivalents at beginning of period	10,974	14,353
Cash and equivalents at end of period	$55,624	$15,624

Operating Activities Cash Flows

For the six months ended June 30, 2016, net cash provided by operating activities was $259.6 million.  For the six months ended June 30, 2015, net cash provided by operating activities was $319.2 million.  The $59.6 million decrease was due primarily to the following:

1)	A decrease in net income of $37.0 million, adjusted for a decrease in cash flows from operating assets and liabilities, net of effects from closed acquisitions, of $80.6 million. Cash flows from changes in operating assets and liabilities, net of effects from acquisitions, was a cash outflow of $30.3 million for the six months ended June 30, 2016 and a cash inflow of $50.3 million for the six months ended June 30, 2015. The significant components of the $30.3 million in net cash outflows from changes in operating assets and liabilities, net of effects from closed acquisitions, for the six months ended June 30, 2016, include the following:
a)	an increase in cash resulting from a $7.5 million increase in deferred revenue due primarily to increased solid waste collection services which remained unbilled at period end; and
b)	an increase in cash resulting from a $1.6 million increase in accounts payable and accrued liabilities due primarily to an increase in amounts payable under our corporate procurement card program, an increase in accrued payroll-related expenses due to the timing of our bi-weekly payroll cycles and an increase in accrued severance expenses to Progressive Waste employees that are not being permanently retained by us, partially offset by the payment of $32.7 million of direct acquisition costs incurred by Progressive Waste prior to June 1, 2016 that were assumed by us in conjunction with the acquisition; less
c)	a decrease in cash resulting from a $24.4 million increase in prepaid expenses and other current assets due primarily to increases in prepaid income taxes and prepaid insurance premiums; less
d)	a decrease in cash resulting from a $15.1 million increase in accounts receivable due to seasonally increased revenues, without improved collection results, contributing to a higher amount of revenues remaining uncollected at the end of the comparable periods;
2)	An increase in depreciation expense of $28.3 million due primarily to increased depreciation expense resulting from increased capital expenditures and property, equipment and landfill assets acquired in the Progressive Waste acquisition;
3)	An increase in amortization expense of $7.5 million due primarily to intangible assets acquired in the Progressive Waste acquisition;
4)	An increase in equity-based compensation expense of $16.8 million due primarily to an increase in the total fair value of our annual recurring grant of restricted share units and performance share units to our personnel, expenses associated from time-lapse vesting and changes to the fair value of equity-based compensation awards granted to Progressive Waste employees prior to the June 1, 2016 acquisition date that continued to remain outstanding following the close of the Progressive Waste acquisition and the acceleration of vesting of performance share units granted to Old Waste Connections’ management in 2014 and 2015;
5)	An increase in our provision for deferred taxes of $10.6 million due primarily to tax deductible timing differences associated with depreciation; less
6)	A decrease of $3.3 million attributable to post-closing adjustments resulting in a net decrease in the fair value of amounts payable under liability-classified contingent consideration arrangements associated with acquisitions closed prior to 2016; less
7)	A decrease of $3.2 million attributable to an increase in the excess tax benefits associated with equity-based compensation, due to an increase in taxable income recognized by employees from equity-based compensation that is tax deductible to us.

As of June 30, 2016, we had a working capital surplus of $49.4 million, including cash and equivalents of $55.6 million.  Our working capital surplus increased $65.2 million from a working capital deficit of $15.8 million at December 31, 2015, including cash and equivalents of $11.0 million, due primarily to increased cash balances, increased prepaid income taxes and the inclusion of working capital acquired in the Progressive Waste acquisition. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $133.8 million to $57.9 million for the six months ended June 30, 2016, from $191.7 million for the six months ended June 30, 2015. The significant components of the decrease include the following:

1)	A decrease in cash paid for acquisitions of $79.2 million; and
2)	Cash acquired in the Progressive Waste acquisition of $65.7 million; less
3)	An increase in capital expenditures for property and equipment of $9.9 million.

Total consideration for the Progressive Waste acquisition consisted of the issuance of common shares and assumption of Progressive Waste’s debt and other liabilities. We did not transfer cash consideration to the former shareholders of Progressive Waste. Progressive Waste had cash balances totaling $65.7 million, which we acquired upon the close of the acquisition.

The increase in capital expenditures for property and equipment was due primarily to increases in expenditures for collection trucks and landfill site costs and expenditures resulting from the November 2015 acquisition of Rock River Environmental Services, Inc. and the 2016 Progressive Waste acquisition and an increase in expenditures for collection trucks, less a decrease in expenditures for new capital projects at our E&P operations.

Financing Activities Cash Flows

Net cash used in financing activities increased $30.7 million to $156.9 million for the six months ended June 30, 2016, from $126.2 million for the six months ended June 30, 2015.  The significant components of the increase include the following:

1)	An increase in net repayments of long-term borrowings of $63.1 million due primarily to cash acquired in the Progressive Waste acquisition, reduced proceeds from borrowings to fund payments for acquisitions and reduced proceeds from borrowings to fund payments to repurchase our common shares exceeding increased borrowings to fund our reduction in working capital;
2)	An increase in payments of contingent consideration recorded at acquisition date of $3.9 million due primarily to the payout of the fair value of a contingent liability associated with obtaining a permit to construct and operate a new E&P landfill operation and the payout of the fair value of a contingent liability associated with a solid waste acquisition achieving required earnings targets;
3)	An increase in payments for debt issuance costs of $9.8 million resulting primarily from our Credit Agreement that we entered into in June 2016 in conjunction with the Progressive Waste acquisition; and
4)	An increase in cash dividends paid of $3.4 million due primarily to an increase in our quarterly dividend rate to $0.145 per share for the six months ended June 30, 2016, from $0.13 per share for the six months ended June 30, 2015; less
5)	A decrease in payments to repurchase our common shares of $41.3 million due to no shares being repurchased during the six months ended June 30, 2016; less
6)	An increase of $8.4 million from the sale of common shares held in trust.

Our business is capital intensive.  Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

On July 19, 2016, our Board of Directors of approved, subject to receipt of regulatory approvals, undertaking a normal course issuer bid (the “NCIB”) to purchase up to 8,770,732 of our common shares for a one-year period that expires on August 7, 2017. We received TSX approval of the NCIB on August 3, 2016. Under the NCIB, we may make share repurchases only in the open market, including on the NYSE, the TSX, and alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems would be limited to a maximum of 60,150 common shares, which represents 25% of the average daily trading volume on the TSX of 240,601 common shares for the period from June 1, 2016 to July 31, 2016, being the calendar month periods that our shares have traded on the TSX since the Progressive Waste acquisition was completed on June 1, 2016. The TSX rules also allow us to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE will be 25% of the average daily trading volume for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases.

The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of the common shares and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase.

For the six months ended June 30, 2016, we did not repurchase any common shares pursuant to the NCIB or other share repurchase programs. For the six-month period ended June 30, 2015, Old Waste Connections repurchased 903,769 shares of common stock (which shares were cancelled at a total cost of $41.3 million for the six-month period ended June 30, 2015).

The Board of Directors of Old Waste Connections authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2015, the Board of Directors of Old Waste Connections authorized an increase to our regular quarterly cash dividend of $0.015, from $0.13 to $0.145 per share. Cash dividends of $35.6 million and $32.2 million were paid during the six months ended June 30, 2016 and 2015, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $112.1 million in capital expenditures during the six months ended June 30, 2016.  We expect to make capital expenditures of approximately $325 million in 2016 in connection with our existing business.  We have funded and intend to fund the balance of our planned 2016 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement.  In addition, we may make substantial additional capital expenditures in acquiring MSW and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital.  Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

On June 1, 2016, we assumed $1.73 billion of debt in the Progressive Waste acquisition consisting of $1.66 billion of amounts outstanding under Progressive Waste’s prior Amended and Restated Credit Agreement, dated as of June 30, 2015, among Progressive Waste, Bank of America, N.A., acting through its Canada branch, as global agent, Bank of America, N.A., as the U.S. agent, and the other lenders and financial institutions party thereto (the “2015 Progressive Waste Credit Agreement”), $64.0 million of tax-exempt bonds and $5.8 million of other long-term debt.

On June 1, 2016, we terminated the 2015 Progressive Waste Credit Agreement.  Also on June 1, 2016, Old Waste Connections terminated a Revolving Credit and Term Loan Agreement, dated as of January 26, 2015, by and among Old Waste Connections, Bank of America, N.A., as the administrative agent and swing line lender and letter of credit issuer, and certain lenders and other financial institutions party thereto (the “2015 Old Waste Connections Credit Agreement,” and together with the 2015 Progressive Waste Credit Agreement, the “Prior Credit Agreements”).

On June 1, 2016, we also entered into several financing agreements, including a Revolving Credit and Term Loan Agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with Bank of America, N.A., acting through its Canada Branch, as global agent, the swing line lender and letter of credit issuer, Bank of America, N.A., as the U.S. Agent and an letter of credit issuer, the lenders (the “Lenders”) and any other financial institutions from time to time party thereto and a Master Note Purchase Agreement (as amended, restated, amended and restated, assumed, supplemented or modified from time to time, the “2016 NPA”) with certain accredited institutional investors, as more fully described below.  Proceeds from the borrowings under the Credit Agreement were used initially to refinance our indebtedness under the Prior Credit Agreements and for the payment of transaction fees and expenses related to the Progressive Waste acquisition.  We used proceeds from the sale of the 2016 Notes to refinance existing indebtedness and for general corporate purposes.  See Note 8 to our Condensed Consolidated Financial Statements for further details on the new debt agreements.

As of June 30, 2016, $1.64 billion under the term loan and $457.0 million under the revolving credit facility were outstanding under our Credit Agreement, exclusive of outstanding standby letters of credit of $259.6 million.  Our Credit Agreement matures in June 2021.

As of June 30, 2016, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$3,779,983	$1,575	$68,814	$2,522,663	$1,186,931
Cash interest payments	$614,575	$102,750	$203,470	$174,111	$134,244
Contingent consideration	$76,700	$21,920	$11,946	$7,369	$35,465
Final capping, closure and post-closure	$1,455,700	$13,131	$11,824	$19,275	$1,411,470

Long-term debt payments include:

1)	$457.0 million in principal payments due June 2021 related to our revolving credit facility under our Credit Agreement. We may elect to draw amounts on our Credit Agreement in either U.S. dollar base rate loans or LIBOR loans or Canadian dollar Canadian prime rate loans or Bankers’ Acceptance loans. At June 30, 2016, $22.5 million of the outstanding borrowings drawn under the revolving credit facility were in U.S.-based LIBOR loans, which bear interest at the LIBOR rate plus the applicable LIBOR margin (for a total rate of 1.66% at June 30, 2016), $15.2 million of the outstanding borrowings drawn under the revolving credit facility were in U.S.-based base rate loans, which bear interest at the base rate plus the applicable base rate margin (for a total rate of 3.75% at June 30, 2016), $17.7 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based Canadian prime rate loans, which bear interest at the Canadian prime rate plus the applicable Canadian prime rate margin (for a total rate of 2.95% at June 30, 2016) and $401.6 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based Bankers’ Acceptance loans, which bear interest at the Canadian Dollar Offered Rate plus the applicable acceptance fee (for a total rate of 2.08% at June 30, 2016).

2)	$1.64 billion in principal payments due June 2021 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At June 30, 2016, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable LIBOR margin (for a total rate of 1.66% at June 30, 2016).

3)	$50.0 million in principal payments due 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2018 Notes bear interest at a rate of 4.00%.

4)	$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2019 Notes bear interest at a rate of 5.25%.

5)	$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2021 Notes bear interest at a rate of 4.64%.

6)	$150.0 million in principal payments due 2021 related to our new 2021 Notes. Holders of the new 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the new 2021 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The new 2021 Notes bear interest at a rate of 2.39%.

7)	$125.0 million in principal payments due 2022 related to our 2022 Notes. Holders of the 2022 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2022 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2022 Notes bear interest at a rate of 3.09%.

8)	$200.0 million in principal payments due 2023 related to our 2022 Notes. Holders of the 2023 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2023 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2023 Notes bear interest at a rate of 2.75%.

9)	$375.0 million in principal payments due 2025 related to our 2025 Notes. Holders of the 2025 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2025 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2025 Notes bear interest at a rate of 3.41%.

10)	$400.0 million in principal payments due 2026 related to our 2026 Notes. Holders of the 2026 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2026 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2026 Notes bear interest at a rate of 3.03%.

11)	$95.4 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (ranging between 0.46% and 0.49% at June 30, 2016). The tax-exempt bonds have maturity dates ranging from 2018 to 2039.

12)	$15.0 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 3.0% and 24.8% at June 30, 2016, and have maturity dates ranging from 2016 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin and the Canadian Dollar Offered Rate plus the applicable acceptance fee at June 30, 2016. We assumed the Credit Agreement is paid off when it matures in June 2021.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the expiration of the term of the swaps.

Contingent consideration payments include $56.5 million recorded as liabilities in our Condensed Consolidated Financial Statements at June 30, 2016, and $20.2 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$161,663	$27,898	$43,593	$29,445	$60,727
Unconditional purchase obligations	$40,565	$32,090	$8,475	$-	$-

(1)	We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At June 30, 2016, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 15.4 million gallons remaining to be purchased for a total of $40.6 million. The current fuel purchase contracts expire on or before December 31, 2017. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2016, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations.  We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $831.3 million and $475.5 million at June 30, 2016 and December 31, 2015, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2016, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the six month periods ended June 30, 2016 and 2015, at all of our landfills during the respective period, is shown below (tons in thousands):

	Six months ended June 30,
	2016		2015
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned operational landfills and landfills operated under life-of-site agreements	88	12,671	54	9,995
Operated landfills	6	279	5	237
	94	12,950	59	10,232

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests.  We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures.  Other companies may calculate adjusted free cash flow differently.  Our adjusted free cash flow for the six month periods ended June 30, 2016 and 2015, are calculated as follows (amounts in thousands):

	Six months ended June 30,
	2016	2015
Net cash provided by operating activities	$259,646	$319,217
Plus/less: Change in book overdraft	1,998	(21)
Plus: Proceeds from disposal of assets	1,560	1,290
Plus: Excess tax benefit associated with equity-based compensation	5,015	1,850
Less: Capital expenditures for property and equipment	(112,087)	(102,170)
Less: Distributions to noncontrolling interests	(3)	(43)
Adjustment:
Payment of contingent consideration recorded in earnings (a)	132	-
Transaction-related expenses (b)	72,042	-
Severance-related and other expenses (c)	24,529
Tax effect (d)	(18,410)	-
Adjusted free cash flow	$234,422	$220,123

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the addback of acquisition-related transaction costs, including excise tax payments, primarily related to the Progressive Waste acquisition.
(c)	Reflects the addback of severance-related payments.
(d)	The aggregate tax effect of the adjustments in footnotes (a) through (c) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry.  Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted EBITDA as net income, plus income tax provision, plus interest expense, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on other operating items, plus other expense, less other income, plus foreign currency transaction loss, less foreign currency transaction gain.  We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate adjusted EBITDA differently.  Our adjusted EBITDA for the three and six month periods ended June 30, 2016 and 2015, are calculated as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$27,720	$57,641	$72,737	$109,723
Plus: Income tax provision	15,265	37,153	44,265	71,020
Plus: Interest expense	20,485	15,322	37,670	31,018
Plus: Depreciation and amortization	98,429	66,903	167,020	131,208
Plus: Closure and post-closure accretion	1,758	987	2,874	1,942
Plus: Other operating items	(3,284)	(316)	(3,048)	346
Plus/less: Other expense (income), net	714	(92)	492	128
Less: Foreign currency transaction gain	(689)	-	(689)	-
Adjustments:
Plus: Transaction-related expenses (a)	37,702	82	46,516	594
Plus: Pre-existing Progressive Waste equity grants (b)	5,357	-	5,357	-
Plus: Severance-related and other expenses (c)	30,122	-	30,122	-
Adjusted EBITDA	$233,579	$177,680	$403,316	$345,979

(a)      Reflects the addback of acquisition-related transaction costs, including excise tax payments, primarily related to the Progressive Waste acquisition.

(b)     Reflects equity compensation costs, including changes in fair value, associated with equity awards granted by Progressive Waste outstanding at the time of the Progressive Waste acquisition.

(c)     Reflects the addback of severance-related expenses and other items, including accelerated vesting of certain equity awards of both Old Waste Connections and Progressive Waste, in connection with the Progressive Waste acquisition.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections differently.  Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three and six month periods ended June 30, 2016 and 2015, are calculated as follows (amounts in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Reported net income attributable to Waste Connections	$27,489	$57,360	$72,331	$109,184
Adjustments:
Amortization of intangibles (a)	14,081	7,264	21,775	14,263
Other operating items (b)	(3,284)	(316)	(3,048)	346
Transaction-related expenses (c)	37,702	-	46,516	-
Pre-existing Progressive Waste equity grants (d)	5,357	-	5,357	-
Severance-related and other expenses (e)	30,122	-	30,122	-
Tax effect (f)	(18,257)	(2,665)	(24,629)	(5,602)
Adjusted net income attributable to Waste Connections	$93,210	$61,643	$148,424	$118,191

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.20	$0.46	$0.55	$0.88
Adjusted net income	$0.66	$0.50	$1.12	$0.95

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of other operating items.
(c)	Reflects the addback of acquisition-related transaction costs, including excise tax payments, primarily related to the Progressive Waste acquisition.
(d)	Reflects equity compensation costs, including changes in fair value, associated with equity awards granted by Progressive Waste outstanding at the time of the Progressive Waste acquisition.
(e)	Reflects the addback of severance-related expenses and other items, including accelerated vesting of certain equity awards of both Old Waste Connections and Progressive Waste, in connection with the Progressive Waste acquisition.
(f)	The aggregate tax effect of the adjustments in footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.

INFLATION

Other than volatility in fuel prices and labor costs in certain markets, inflation has not materially affected our operations in recent years.  Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs.  Therefore, we believe that we should be able to increase prices to offset many cost increases that result from inflation in the ordinary course of business.  However, competitive pressures or delays in the timing of rate increases under our contracts may require us to absorb at least part of these cost increases, especially if cost increases exceed the average rate of inflation.  Management's estimates associated with inflation have an impact on our accounting for landfill liabilities.

SEASONALITY

We expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters.  This seasonality reflects (a) the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in Canada and the U.S. and (b) reduced E&P activity during harsh weather conditions, with expected fluctuation due to such seasonality between our highest and lowest quarters of approximately 12% to 15%.  In addition, some of our operating costs may be higher in the winter months.  Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs.  Greater precipitation in the winter increases the weight of collected municipal solid waste, resulting in higher disposal costs, which are calculated on a per ton basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risk, including changes in interest rates and prices of certain commodities.  We use hedge agreements to manage a portion of our risks related to interest rates and fuel prices.  While we are exposed to credit risk in the event of non-performance by counterparties to our hedge agreements, in all cases such counterparties are highly rated financial institutions and we do not anticipate non-performance.  We do not hold or issue derivative financial instruments for trading purposes.  We monitor our hedge positions by regularly evaluating the positions at market and by performing sensitivity analyses over the unhedged fuel and variable rate debt positions.

At June 30, 2016, our derivative instruments included ten interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
December 2011	$175,000	1.600%	1-month LIBOR	February 2014	February 2017
April 2014	$100,000	1.800%	1-month LIBOR	July 2014	July 2019
May 2014	$50,000	2.344%	1-month LIBOR	October 2015	October 2020
May 2014	$25,000	2.326%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
April 2016	$100,000	1.000%	1-month LIBOR	February 2017	February 2020
June 2016	$75,000	0.850%	1-month LIBOR	February 2017	February 2020
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021

*	Plus applicable margin.

On July 1, 2016, we entered into an interest rate swap agreement with a notional amount of $50.0 million, a fixed interest rate paid of 0.900%, an effective date of January 2018 and an expiration date of January 2021. On July 5, 2016, we entered into an interest rate swap agreement with a notional amount of $50.0 million, a fixed interest rate paid of 0.890%, an effective date of January 2018 and an expiration date of January 2021.

Under derivatives and hedging guidance, the interest rate swap agreements are considered cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments.  The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at June 30, 2016 and December 31, 2015, of $1.74 billion and $771.4 million, respectively, including floating rate debt under our Credit Agreement and floating rate tax-exempt bond obligations.  A one percentage point increase in interest rates on our variable-rate debt as of June 30, 2016 and December 31, 2015, would decrease our annual pre-tax income by approximately $17.4 million and $7.7 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  We purchase approximately 53.8 million gallons of fuel per year; therefore, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases.

At June 30, 2016, our derivative instruments included two fuel hedge agreements as follows:

Date Entered	Notional Amount (in gallons per month)	Diesel Rate Paid Fixed (per gallon)	Diesel Rate Received Variable	Effective Date	Expiration Date
May 2015	300,000	$3.280	DOE Diesel Fuel Index*	January 2016	December 2017
May 2015	200,000	$3.275	DOE Diesel Fuel Index*	January 2016	December 2017

*	If the national U.S. on-highway average price for a gallon of diesel fuel, or average price, as published by the U.S. Department of Energy, exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional number of gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counterparty.

On July 26, 2016, we entered into two fuel hedge agreements. One fuel hedge agreement has a notional amount of 500,000 gallons per month, a diesel rate paid fixed of $2.4988 per gallon, an effective date of January 2017 and an expiration date of December 2017. The second fuel hedge agreement has a notional amount of 1,000,000 gallons per month, a diesel rate paid fixed of $2.6345 per gallon, an effective date of January 2018 and an expiration of December 2018.

Under derivatives and hedging guidance, the fuel hedges are considered cash flow hedges for a portion of our forecasted diesel fuel purchases, and we apply hedge accounting to account for these instruments.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  For the year ending December 31, 2016, we expect to purchase approximately 53.8 million gallons of fuel, of which 34.0 million gallons will be purchased at market prices, 13.8 million gallons will be purchased under our fixed price fuel purchase contracts and 6.0 million gallons are hedged at a fixed price under our fuel hedge agreements. During the six month period of July 1, 2016 to December 31, 2016, we expect to purchase approximately 24.0 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining six months in 2016 would decrease our pre-tax income during this period by approximately $2.4 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 71 recycling operations and sell other collected recyclable materials to third parties for processing before resale.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the six months ended June 30, 2016 and 2015, would have had a $2.7 million and $2.3 million impact on revenues for the six months ended June 30, 2016 and 2015, respectively.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2016, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our legal proceedings can be found in Note 16 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A.	Risk Factors

For additional discussion of potential risks and uncertainties that could have a material adverse effect on our business, results of operations, profitability, financial condition, liquidity or cash flows and that could cause our operating results to vary significantly from period to period, see Item 1A in Part I of Old Waste Connections’ Annual Report on Form 10-K for the year ended December 31, 2015, and the section entitled “Risk Factors” in the Company’s Annual Report on Form 40-F for the year ended December 31, 2015. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, profitability, financial condition, liquidity or cash flows.

Item 6.	Exhibits

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: August 5, 2016	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: August 5, 2016	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of January 18, 2016, by and among the Registrant (f.k.a. Progressive Waste Solutions Ltd.), Water Merger Sub LLC, and Waste Connections US, Inc. (f.k.a. Waste Connections, Inc.) (incorporated by reference to Exhibit 99.2 of the Registrant’s Form 6-K filed on January 20, 2016)

3.1	Articles of Amendment dated June 1, 2016 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 7, 2016)

3.2	Articles of Amalgamation dated June 1, 2016 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 7, 2016)

3.3	By-laws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed on June 7, 2016)

10.1	Waste Connections US, Inc. Nonqualified Deferred Compensation Plan, amended and restated as of December 1, 2014

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document