Form 10-Q
period 2016-09-30
Waste Connections, Inc.
filed 2016-10-31
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common shares:

As of October 21, 2016:   175,141,438 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and equivalents	$119,335	$10,974
Accounts receivable, net of allowance for doubtful accounts of $14,033 and $7,738 at September 30, 2016 and December 31, 2015, respectively	498,291	255,192
Deferred income taxes	82,547	49,727
Prepaid expenses and other current assets	84,460	46,534
Total current assets	784,633	362,427

Property and equipment, net	4,773,096	2,738,288
Goodwill	4,351,170	1,422,825
Intangible assets, net	1,164,308	511,294
Restricted assets	63,314	46,232
Other assets, net	51,172	40,732
	$11,187,693	$5,121,798
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$247,295	$115,206
Book overdraft	18,363	12,357
Accrued liabilities	266,906	136,018
Deferred revenue	130,724	90,349
Current portion of contingent consideration	24,338	22,217
Current portion of long-term debt and notes payable	1,624	2,127
Total current liabilities	689,250	378,274

Long-term debt and notes payable	3,661,971	2,147,127
Long-term portion of contingent consideration	27,351	27,177
Other long-term liabilities	329,058	124,943
Deferred income taxes	858,697	452,493
Total liabilities	5,566,327	3,130,014

Commitments and contingencies (Note 16)

Equity:
Common shares: 175,140,948 and 122,375,955 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	4,170,279	1,224
Additional paid-in capital	97,418	736,652
Accumulated other comprehensive loss	(13,024)	(12,171)
Treasury shares: 284,739 and 0 shares at September 30, 2016 and December 31, 2015, respectively	-	-
Retained earnings	1,359,442	1,259,495
Total Waste Connections’ equity	5,614,115	1,985,200
Noncontrolling interest in subsidiaries	7,251	6,584
Total equity	5,621,366	1,991,784
	$11,187,693	$5,121,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues	$1,084,922	$547,938	$2,327,241	$1,585,350
Operating expenses:
Cost of operations	636,310	300,910	1,339,764	879,470
Selling, general and administrative	129,576	59,799	349,995	175,208
Depreciation	125,744	61,373	270,988	178,318
Amortization of intangibles	26,944	7,195	48,719	21,458
Impairments and other operating items	7,682	493,813	4,634	494,158
Operating income (loss)	158,666	(375,152)	313,141	(163,262)

Interest expense	(27,621)	(16,367)	(65,291)	(47,386)
Other income (expense), net	671	(1,303)	179	(1,430)
Foreign currency transaction gain (loss)	(350)	-	339	-
Income (loss) before income tax provision	131,366	(392,822)	248,368	(212,078)
Income tax (provision) benefit	(42,485)	136,017	(86,750)	64,996
Net income (loss)	88,881	(256,805)	161,618	(147,082)
Less: Net income attributable to noncontrolling interests	(264)	(204)	(670)	(743)
Net income (loss) attributable to Waste Connections	$88,617	$(257,009)	$160,948	$(147,825)
Earnings (loss) per common share attributable to Waste Connections’ common shareholders:
Basic	$0.51	$(2.08)	$1.10	$(1.19)
Diluted	$0.50	$(2.08)	$1.10	$(1.19)
Shares used in the per share calculations:
Basic	175,336,967	123,269,902	146,214,552	123,783,217
Diluted	175,766,759	123,269,902	146,709,780	123,783,217

Cash dividends per common share	$0.145	$0.13	$0.435	$0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (loss)	$88,881	$(256,805)	$161,618	$(147,082)

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	1,678	1,041	5,081	3,114
Fuel hedge amounts reclassified into cost of operations	1,342	874	4,616	2,165
Changes in fair value of interest rate swaps	3,535	(6,066)	(6,980)	(10,503)
Changes in fair value of fuel hedges	1,019	(4,891)	1,343	(7,069)
Foreign currency translation adjustment	(16,642)	-	(3,991)	-
Other comprehensive income (loss), before tax	(9,068)	(9,042)	69	(12,293)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(2,282)	3,403	(922)	4,650
Other comprehensive loss, net of tax	(11,350)	(5,639)	(853)	(7,643)
Comprehensive income (loss)	77,531	(262,444)	160,765	(154,725)
Less: Comprehensive income attributable to noncontrolling interests	(264)	(204)	(670)	(743)
Comprehensive income (loss) attributable to Waste Connections	$77,267	$(262,648)	$160,095	$(155,468)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Treasury Shares		Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Earnings	Interests	Total
Balances at December 31, 2015	122,375,955	$1,224	$736,652	$(12,171)	-	$-	$1,259,495	$6,584	$1,991,784
Conversion of Old Waste Connections’ shares of common stock into common shares of New Waste Connections	-	650,552	(650,552)	-	-	-	-	-	-
Issuance of common shares to acquire Progressive Waste	52,145,919	3,503,162	-	-	-	-	-	-	3,503,162
Acquired common shares held in trust	-	-	-	-	490,112	-	-	-	-
Sale of common shares held in trust	205,373	15,341	-	-	(205,373)	-	-	-	15,341
Vesting of restricted share units	402,626	-	-	-	-	-	-	-	-
Vesting of performance-based restricted share units	122,960	-	-	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	39,328	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of restricted share units	(186,037)	-	(11,461)	-	-	-	-	-	(11,461)
Equity-based compensation	-	-	17,628	-	-	-	-	-	17,628
Exercise of warrants	34,824	-	-	-	-	-	-	-	-
Excess tax benefit associated with equity-based compensation	-	-	5,151	-	-	-	-	-	5,151
Cash dividends on common shares	-	-	-	-	-	-	(61,001)	-	(61,001)
Amounts reclassified into earnings, net of taxes	-	-	-	6,193	-	-	-	-	6,193
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(3,055)	-	-	-	-	(3,055)
Foreign currency translation adjustment	-	-	-	(3,991)	-	-	-	-	(3,991)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(3)	(3)
Net income	-	-	-	-	-	-	160,948	670	161,618
Balances at September 30, 2016	175,140,948	$4,170,279	$97,418	$(13,024)	284,739	$-	$1,359,442	$7,251	$5,621,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Treasury Shares		Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Earnings	Interests	Total
Balances at December 31, 2014	123,984,527	$1,240	$811,289	$(5,593)	-	$-	$1,421,249	$5,556	$2,233,741
Vesting of restricted share units	432,165	4	(4)	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	13,652	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of restricted share units	(138,493)	(1)	(6,440)	-	-	-	-	-	(6,441)
Equity-based compensation	-	-	14,433	-	-	-	-	-	14,433
Exercise of stock options and warrants	40,205	-	494	-	-	-	-	-	494
Excess tax benefit associated with equity-based compensation	-	-	1,986	-	-	-	-	-	1,986
Repurchase of common shares	(912,169)	(9)	(41,698)	-	1,050,820	(49,458)	-	-	(91,165)
Cash dividends on common shares	-	-	-	-	-	-	(48,246)	-	(48,246)
Amounts reclassified into earnings, net of taxes	-	-	-	3,270	-	-	-	-	3,270
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(10,913)	-	-	-	-	(10,913)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(43)	(43)
Net income (loss)	-	-	-	-	-	-	(147,825)	743	(147,082)
Balances at September 30, 2015	123,419,887	$1,234	$780,060	$(13,236)	1,050,820	$(49,458)	$1,225,178	$6,256	$1,950,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$161,618	$(147,082)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of assets and impairments	3,572	513,872
Depreciation	270,988	178,318
Amortization of intangibles	48,719	21,458
Foreign currency transaction gain	(339)	-
Deferred income taxes, net of acquisitions	35,968	(161,811)
Amortization of debt issuance costs	3,877	2,428
Share-based compensation	35,476	14,433
Interest income on restricted assets	(366)	(319)
Interest accretion	7,038	5,346
Excess tax benefit associated with equity-based compensation	(5,151)	(1,986)
Adjustments to contingent consideration	(2,563)	(19,809)
Payment of contingent consideration recorded in earnings	(413)	-
Net change in operating assets and liabilities, net of acquisitions	(19,593)	58,480
Net cash provided by operating activities	538,831	463,328
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(13,703)	(112,090)
Cash acquired in the Progressive Waste acquisition	65,739	-
Capital expenditures for property and equipment	(204,934)	(168,379)
Proceeds from disposal of assets	3,026	1,676
Change in restricted assets, net of interest income	(188)	(367)
Other	(2,987)	2,163
Net cash used in investing activities	(153,047)	(276,997)
Cash flows from financing activities:
Proceeds from long-term debt	3,407,359	914,500
Principal payments on notes payable and long-term debt	(3,612,763)	(941,440)
Payment of contingent consideration recorded at acquisition date	(12,105)	(190)
Change in book overdraft	6,050	65
Proceeds from option and warrant exercises	-	494
Excess tax benefit associated with equity-based compensation	5,151	1,986
Payments for repurchase of common shares	-	(91,165)
Payments for cash dividends	(61,001)	(48,246)
Tax withholdings related to net share settlements of restricted share units	(11,461)	(6,441)
Distributions to noncontrolling interests	(3)	(43)
Debt issuance costs	(13,508)	(6,651)
Proceeds from sale of common shares held in trust	15,341	-
Net cash used in financing activities	(276,940)	(177,131)
Effect of exchange rate changes on cash and equivalents	(483)	-
Net increase in cash and equivalents	108,361	9,200
Cash and equivalents at beginning of period	10,974	14,353
Cash and equivalents at end of period	$119,335	$23,553
Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$2,572,034	$12,734
Issuance of common shares to acquire Progressive Waste	$3,503,162	$-

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

The accompanying condensed consolidated financial statements relating to Waste Connections, Inc. (f/k/a Progressive Waste Solutions Ltd., and together with its subsidiaries, “New Waste Connections,” “WCI” or the “Company”) are the historical financial statements of Old Waste Connections for the three and nine month periods ended September 30, 2016 and 2015, with the inclusion on June 1, 2016 of the fair value of the assets and liabilities acquired from Progressive Waste and the inclusion of the results of operations from the acquired Progressive Waste operations commencing on June 1, 2016.  In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.   In August 2014, the FASB issued guidance that requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around management’s plan to alleviate these doubts are required. This update will become effective for all annual periods and interim reporting periods ending after December 15, 2016.  This standard is not expected to have any impact on current disclosures in the financial statements.

Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued guidance that requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The new standard is effective in fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. The adoption of this guidance will result in the Company’s current deferred tax assets being recorded as noncurrent on a prospective basis. The Company’s current deferred tax assets were $82,547 and $49,727 at September 30, 2016 and December 31, 2015, respectively.

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

Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued guidance that identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, certain classifications on the statement of cash flows and income tax consequences including that all income tax effects of awards are to be recognized in the income statement when the awards are settled whereas previously the tax benefits in excess of compensation cost were recorded in equity. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued guidance that addresses eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice.  The new standard is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, provided that all of the amendments are adopted in the same period.  The guidance requires application using a retrospective transition method.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s statement of cash flows.

4.	RECLASSIFICATION

Certain amounts reported in the Company’s prior year financial statements have been reclassified to conform with the 2016 presentation.

5.	LANDFILL ACCOUNTING

At September 30, 2016, the Company owned or operated 69 municipal solid waste (“MSW”) landfills, 11 exploration and production (“E&P”) waste landfills, which only accept E&P waste, and 14 non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste. At September 30, 2016, the Company’s landfills consisted of 80 owned landfills, eight landfills operated under life-of-site operating agreements and six landfills operated under limited-term operating agreements.  The Company’s landfills had site costs with a net book value of $2,774,659 at September 30, 2016.  For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term.  Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of September 30, 2016, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 28 years.  As of September 30, 2016, the Company is seeking to expand permitted capacity at 17 of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 34 years, with lives ranging from approximately 1 to 185 years.

During the nine months ended September 30, 2016 and 2015, the Company expensed $98,075 and $61,226, respectively, or an average of $4.27 and $3.87 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2016 and 2015 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects the Company’s long-term credit adjusted risk free rate as of the end of both 2015 and 2014.  The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2016 and 2015. The resulting final capping, closure and post-closure obligations are recorded on the condensed consolidated balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the nine months ended September 30, 2016 and 2015, the Company expensed $5,740 and $2,756 respectively, or an average of $0.25 and $0.17 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2015 to September 30, 2016:

Final capping, closure and post-closure liability at December 31, 2015	$78,613
Adjustments to final capping, closure and post-closure liabilities	(6,914)
Liabilities incurred	7,271
Accretion expense associated with landfill obligations	5,740
Closure payments	(2,235)
Assumption of closure liabilities from acquisitions	158,712
Final capping, closure and post-closure liability at September 30, 2016	$241,187

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

At September 30, 2016 and December 31, 2015, $55,452 and $43,636 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

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

The results of operations from the acquired Progressive Waste operations have been included in the Company’s Condensed Consolidated Financial Statements from June 1, 2016, the acquisition date.  Total revenues during the period from June 1, 2016 to September 30, 2016, generated from the operations acquired in the Progressive Waste acquisition and included within consolidated revenues, were $687,108. Total pre-tax earnings during the period from June 1, 2016 to September 30, 2016, generated from the operations acquired in the Progressive Waste acquisition and included within consolidated income before income taxes, were $68,289.

The following table summarizes the consideration transferred to acquire Progressive Waste and the preliminary amounts of identifiable assets acquired and liabilities assumed:

Fair value of consideration transferred:
Shares issued	$3,503,162
Debt assumed	1,729,274
5,232,436
Less: cash acquired	(65,739)
Net fair value of consideration transferred	5,166,697

Recognized amounts of identifiable assets acquired and liabilities assumed associated with the business acquired:
Accounts receivable	231,449
Prepaid expenses and other current assets	29,348
Restricted assets	16,551
Property and equipment	2,100,015
Contracts	223,885
Customer lists	255,112
Other intangibles	218,499
Other assets	6,343
Accounts payable and accrued liabilities	(267,153)
Deferred revenue	(35,635)
Contingent consideration	(15,902)
Other long-term liabilities	(185,545)
Deferred income taxes	(336,777)
Total identifiable net assets	2,240,190
Goodwill	$2,926,507

During the three months ended September 30, 2016, the Company increased goodwill $64,590, property and equipment $16,408, contracts $13,473, customer lists $19,609 and deferred income taxes $112,661.

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

Contingent consideration acquired consists primarily of two amounts payable to the former owners of an acquisition completed by Progressive Waste in 2015. The first contingent amount payable is based on the acquired operations exceeding earnings targets specified in the purchase agreement over a one-year period ending September 30, 2017. There is no limit to this contingent amount payable under the terms of the purchase agreement, the fair value of which was computed at $10,488, based upon applying a discount rate of 2.0% to the probability assessment of the expected future cash flows over the period in which the obligation is expected to be settled. The second contingent amount payable has a maximum possible payment of $5,000, representing a purchase price holdback payable to the former owners subject to the satisfaction of various business performance conditions through December 31, 2016.

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

The gross amount of trade receivables due under contracts is $238,952, of which $7,503 is expected to be uncollectible.  The Company did not acquire any other class of receivable as a result of the Progressive Waste acquisition.

The Company incurred $31,588 of acquisition-related costs for the Progressive Waste acquisition during the nine months ended September 30, 2016.  These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

Other Acquisitions

The Company acquired 10 individually immaterial non-hazardous solid waste collection businesses during the nine months ended September 30, 2016. The total acquisition-related costs incurred during the nine months ended September 30, 2016 for these acquisitions was $773. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

In January 2015, the Company acquired Shale Gas Services, LLC (“Shale Gas”), which owns two E&P waste stream treatment and recycling operations in Arkansas and Texas, for cash consideration of $41,000 and potential future contingent consideration. The contingent consideration would be paid to the former owners of Shale Gas based on the achievement of certain operating targets for the acquired operations, as specified in the membership purchase agreement, over a two-year period following the close of the acquisition. The Company used probability assessments of the expected future cash flows and determined that no liability for payment of future contingent consideration existed as of the acquisition close date. As of September 30, 2016, the assessment that no liability existed for payment of future contingent consideration has not changed.

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

In addition to the acquisitions of Shale Gas and DNCS, the Company acquired 10 individually immaterial non-hazardous solid waste collection and disposal businesses during the nine months ended September 30, 2015. The total acquisition-related costs incurred during the nine months ended September 30, 2015 for these acquisitions was $1,372. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for these individually immaterial acquisitions consummated in the nine months ended September 30, 2016 and 2015:

	2016 Acquisitions	2015 Acquisitions
Fair value of consideration transferred:
Cash	$13,703	$112,090
Notes issued to sellers	-	6,091
	13,703	118,181

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	521	6,434
Prepaid expenses and other current assets	477	392
Property and equipment	4,397	32,425
Long-term franchise agreements and contracts	-	4,231
Customer lists	5,079	4,070
Permits	-	34,998
Indefinite-lived intangibles	-	1,257
Other intangibles	-	2,073
Other assets	261	977
Accounts payable and accrued liabilities	(744)	(2,597)
Deferred revenue	(659)	(2,470)
Contingent consideration	(345)	(515)
Other long-term liabilities	-	(1,061)
Total identifiable net assets	8,987	80,214
Goodwill	$4,716	$37,967

The acquisitions of 10 non-hazardous solid waste collection businesses resulted in goodwill acquired during the nine months ended September 30, 2016, totaling $4,716, which is expected to be deductible for tax purposes.  Goodwill acquired during the nine months ended September 30, 2015, totaling $37,967, is expected to be deductible for tax purposes.

The fair value of acquired working capital related to four individually immaterial acquisitions completed during the nine months ended September 30, 2016, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these four acquisitions are not expected to be material to the Company’s financial position.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2016, is $947, of which $426 is expected to be uncollectible.  The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2015, is $6,705, of which $271 is expected to be uncollectible.  The Company did not acquire any other class of receivable as a result of the acquisitions of these businesses.

Pro Forma Results of Operations

The following pro forma results of operations assume that the Company’s acquisition of Progressive Waste and its other acquisitions that were collectively insignificant, occurring during the nine months ended September 30, 2016 and 2015, were acquired as of January 1, 2015 (unaudited):

	Nine Months Ended September 30,
	2016	2015
Total revenue	$3,136,249	$3,092,513
Net income	279,907	(81,256)
Basic income per share	1.60	(0.46)
Diluted income per share	1.60	(0.46)

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

7.	GOODWILL AND INTANGIBLE ASSETS, NET

The Company tests goodwill for impairment annually in the fourth quarter of the year and whenever events or changes in circumstances indicate the carrying value of goodwill and/or indefinite-lived intangible assets may not be recoverable. In the first step (“Step 1”) of testing for goodwill impairment, the Company estimates the fair value of each reporting unit, which consisted of five geographic operating segments and its E&P segment at September 30, 2016 and three geographic operating segments and its E&P segment at September 30, 2015, and compares the fair value with the carrying value of the net assets assigned to each reporting unit.  If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results.  If the fair value is less than its carrying value, then the Company would perform a second step and determine the fair value of the goodwill.  In this second step (“Step 2”), the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.  If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge is recorded to Impairments and other operating charges in the Condensed Consolidated Statements of Net Income (Loss).

During the third quarter of 2015, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill and indefinite-lived intangible assets impairment analysis for its E&P segment as a result of the sustained decline in oil prices in the year-to-date 2015 period, together with market expectations of a likely slow recovery in such prices. The Company, therefore, performed an interim Step 1 assessment of its E&P segment during the third quarter of 2015. The Step 1 assessment involved measuring the recoverability of goodwill by comparing the E&P segment’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using an income approach employing a discounted cash flow (“DCF”) model. The DCF model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the operating locations comprising the E&P segment. This was based on a number of key assumptions, including, but not limited to, a discount rate of 11.6%, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas exploration and production activity during the forecast period, gross margins based on estimated operating expense requirements during the forecast period and estimated capital expenditures over the forecast period, all of which were classified as Level 3 in the fair value hierarchy. As a result of the Step 1 assessment, the Company determined that the E&P segment did not pass the Step 1 test because the carrying value exceeded the estimated fair value of the reporting unit. The Company then performed the Step 2 test to determine the fair value of goodwill for its E&P segment. Based on the Step 1 and Step 2 analyses, the Company recorded a goodwill impairment charge within its E&P segment of $411,786 during the three months ended September 30, 2015.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Prior to conducting the first step of the goodwill impairment test for the E&P segment, the Company first evaluated the recoverability of its long-lived assets, including finite-lived intangible assets. When indicators of impairment are present, the Company tests long-lived assets for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. The Company considered the sustained decline in oil prices in the year-to-date 2015 period, together with market expectations of a likely slow recovery in such prices, to be indicators of impairment for the E&P segment’s long-lived assets. Based on the result of the recoverability test, the Company determined that the carrying value of certain asset groups within the E&P segment exceeded their undiscounted cash flows and were therefore not recoverable. The Company then compared the fair value of these asset groups to their carrying values. The Company estimated the fair value of the asset groups under an income approach, as described above. Based on the analysis, the Company recorded an impairment charge to Impairments and other operating items in the Condensed Consolidated Statements of Net Income (Loss) on certain long-lived assets within its E&P segment of $63,928 during the three months ended September 30, 2015.

Additionally, the Company evaluated the recoverability of the E&P segment’s indefinite-lived intangible assets (other than goodwill) by comparing the estimated fair value of each indefinite-lived intangible asset to its carrying value. The Company estimated the fair value of the indefinite-lived intangible assets using an excess earnings approach. Based on the result of the recoverability test, the Company determined that the carrying value of certain indefinite-lived intangible assets within the E&P segment exceeded their fair value and were therefore not recoverable. The Company recorded an impairment charge to Impairments and other operating items in the Condensed Consolidated Statements of Net Income (Loss) on certain indefinite-lived intangible assets within its E&P segment of $38,300 during the three months ended September 30, 2015.

Intangible assets, exclusive of goodwill, consisted of the following at September 30, 2016:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$433,711	$(77,025)	$-	$356,686
Customer lists	433,780	(123,312)	-	310,468
Permits and other	299,606	(18,844)	-	280,762
	1,167,097	(219,181)	-	947,916
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	152,761	-	-	152,761
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,507)	21,348
	254,899	-	(38,507)	216,392
Intangible assets, exclusive of goodwill	$1,421,996	$(219,181)	$(38,507)	$1,164,308

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the nine months ended September 30, 2016 was 15.5 years. The weighted-average amortization period of customer lists acquired during the nine months ended September 30, 2016 was 11.6 years. The weighted-average amortization period of finite-lived permits and other acquired during the nine months ended September 30, 2016 was 20.0 years.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2015:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$210,384	$(60,205)	$-	$150,179
Customer lists	173,855	(96,941)	-	76,914
Permits and other	81,240	(13,587)	-	67,653
	465,479	(170,733)	-	294,746
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	152,761	-	-	152,761
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,351)	21,504
	254,899	-	(38,351)	216,548
Intangible assets, exclusive of goodwill	$720,378	$(170,733)	$(38,351)	$511,294

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2016	$76,035
For the year ending December 31, 2017	$105,045
For the year ending December 31, 2018	$98,556
For the year ending December 31, 2019	$88,582
For the year ending December 31, 2020	$80,115

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

8.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2016	December 31, 2015
Revolver under Credit Agreement, bearing interest ranging from 2.08% to 2.95% (a)	$357,947	$-
Term loan under Credit Agreement, bearing interest at 1.72% (a)	1,637,500	-
Revolver under prior credit agreement, bearing interest ranging from 1.44% to 3.70% (b)	-	390,000
Term loan under prior credit agreement, bearing interest at 1.44% (b)	-	800,000
2016 Notes, bearing interest at 3.30%	-	100,000
2018 Notes, bearing interest at 4.00%	50,000	50,000
2019 Notes, bearing interest at 5.25%	175,000	175,000
2021 Notes, bearing interest at 4.64%	100,000	100,000
New 2021 Notes, bearing interest at 2.39%	150,000	-
2022 Notes, bearing interest at 3.09%	125,000	125,000
2023 Notes, bearing interest at 2.75%	200,000	-
2025 Notes, bearing interest at 3.41%	375,000	375,000
2026 Notes, bearing interest at 3.03%	400,000	-
Tax-exempt bonds, bearing interest ranging from 0.84% to 0.96% (a)	95,430	31,430
Notes payable to sellers and other third parties, bearing interest at 3.00% to 24.81% (a)	14,439	10,855
	3,680,316	2,157,285
Less – current portion	(1,624)	(2,127)
Less – debt issuance costs	(16,721)	(8,031)
	$3,661,971	$2,147,127

____________________

(a) Interest rates represent the interest rates incurred at September 30, 2016.

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

On June 1, 2016, the Company also entered into several financing agreements, including a Revolving Credit and Term Loan Agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with Bank of America, N.A., acting through its Canada Branch, as global agent, the swing line lender and letter of credit issuer, Bank of America, N.A., as the U.S. Agent and a letter of credit issuer, the lenders (the “Lenders”) and any other financial institutions from time to time party thereto, and a Master Note Purchase Agreement (as amended, restated, amended and restated, assumed, supplemented or modified from time to time, the “2016 NPA”) with certain accredited institutional investors, as more fully described below. Proceeds from the borrowings under the Credit Agreement were used initially to refinance indebtedness of the Company and its subsidiaries under the Prior Credit Agreements and for the payment of transaction fees and expenses related to the Progressive Waste acquisition. The Company used proceeds from the sale of the 2016 Senior Notes (defined below) to refinance existing indebtedness and for general corporate purposes.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

New Credit Agreement

As described above, on June 1, 2016, the Company entered into the Credit Agreement, which has a scheduled maturity date of June 1, 2021.

Details of the Credit Agreement at September 30, 2016 are as follows:

Revolver under Credit Agreement
Available	$956,682
Letters of credit outstanding	$247,871
Total amount drawn, as follows:	$357,947
Amount drawn – Canadian prime rate loan	$11,436
Interest rate applicable - Canadian prime rate loan	2.95%
Amount drawn – Canadian BA loan	$346,511
Interest rate applicable – Canadian BA loan	2.08%
Commitment – rate applicable	0.15%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$1,637,500
Interest rate applicable – U.S. based LIBOR loan	1.72%

Pursuant to the terms and conditions of the Credit Agreement, the Lenders have committed to provide a $3,200,000 credit facility to the Company, consisting of (i) revolving advances up to an aggregate principal amount of $1,562,500 at any one time outstanding, and (ii) a term loan in an aggregate principal amount of $1,637,500, which term loan was fully drawn at closing. As part of the aggregate commitments under the revolving advances, the Credit Agreement provides for letters of credit to be issued at the request of the Company in an aggregate amount not to exceed $500,000 and for swing line loans to be issued at the request of the Company in an aggregate amount not to exceed the lesser of $75,000 and the aggregate commitments under the revolving advances. This swing line sublimit is part of, and not in addition to, the aggregate commitments under the revolving advances. In addition, certain existing letters of credit in place under the Prior Credit Agreements are continued and now deemed issued under and governed by the terms of the Credit Agreement. Subject to certain specified conditions and additional deliveries, the Company has the option to request increases in the aggregate commitments for revolving advances and one or more additional term loans, provided that (i) the aggregate principal amount of such requests does not exceed $500,000 and (ii) the aggregate principal amount of commitments and term loans under the credit facility does not exceed $3,700,000. The Company has $6,913 of debt issuance costs related to the Credit Agreement recorded in Other assets, net in the Condensed Consolidated Balance Sheets at September 30, 2016, which are being amortized through the maturity date, or June 1, 2021.

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

The Credit Agreement contains customary representations, warranties, covenants and events of default, including, among others, a change of control event of default and limitations on the incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and burdensome agreements. The Credit Agreement includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) (i) Consolidated Total Funded Debt (as defined in the Credit Agreement) as of such date less (ii) the sum of cash and cash equivalents of the Company and its subsidiaries on a dollar-for-dollar basis as of such date in excess of $50,000 up to a maximum of $200,000 (such that the maximum amount of reduction pursuant to this calculation does not exceed $150,000) to (b) Consolidated EBITDA (as defined in the Credit Agreement), measured for the preceding 12 months, to not more than 3.50 to 1.00 (or 3.75 to 1.00 during material acquisition periods, subject to certain limitations). The Credit Agreement also includes a financial covenant requiring the ratio of Consolidated EBIT (as defined in the Credit Agreement) to Consolidated Total Interest Expense (as defined in the Credit Agreement), in each case, measured for the preceding 12 months, to be not less than 2.75 to 1.00. During the continuance of an event of default, the Lenders may take a number of actions, including, among others, declaring the entire amount then outstanding under the Credit Agreement to be due and payable. As of September 30, 2016, the Company was in compliance with all applicable covenants in the Credit Agreement.

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

The 2016 Senior Notes are subject to representations, warranties, covenants and events of default customary for a private placement of senior unsecured notes.  Upon the occurrence of an event of default, payment of the 2016 Senior Notes may be accelerated by the holders of the 2016 Senior Notes.  The 2016 Senior Notes may also be prepaid by the Company at any time at par plus a make whole amount determined by the amount of the excess, if any, to the discounted value of the remaining scheduled payments with respect to the called principal of such 2016 Senior Notes minus the amount of such called principal, provided that the make whole shall in no event be less than zero. The discounted value is determined using market-based discount rates. In addition, the Company will be required to offer to prepay the 2016 Senior Notes upon certain changes in control. The 2016 NPA also contemplates certain offers of prepayments for specified tax reasons or certain noteholder sanctions events. As of September 30, 2016, the Company was in compliance with all applicable covenants in the 2016 NPA.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Pursuant to the terms and conditions of the Assumed 2008 NPA, the Company has $825,000 of outstanding senior unsecured notes (the “2008 Notes”) at September 30, 2016 consisting of (i) $175,000 of 5.25% senior notes due 2019 (the “2019 Notes”), (ii) $50,000 of 4.00% senior notes due 2018 (the “2018 Notes”), (iii) $100,000 of 4.64% senior notes due 2021 (the “2021 Notes”), (iv) $125,000 of 3.09% senior notes due 2022 (the “2022 Notes”) and (v) $375,000 of 3.41% senior notes due 2025 (the “2025 Notes”), in each case, that were sold previously in a private placement.

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

The 2008 Notes are subject to representations, warranties, covenants and events of default customary for a private placement of senior unsecured notes.  Upon the occurrence of an event of default, payment of the 2008 Notes may be accelerated by the holders of the 2008 Notes.  The 2008 Notes may also be prepaid by the Company at any time at par plus a make whole amount determined in respect of the remaining scheduled payments on the 2008 Notes, using a market-based discount rate.  In addition, the Company will be required to offer to prepay the 2008 Notes upon certain changes in control; however, no such prepayment offer was accepted in connection with the Progressive Waste acquisition. The Assumed 2008 NPA also contemplates certain offers of prepayments for specified tax reasons or certain noteholder sanctions events. As of September 30, 2016, the Company was in compliance with all applicable covenants in the 2008 NPA.

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

Under the current orientation, the Company’s Southern segment services customers located in Alabama, Arkansas, Florida, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; the Company’s Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, eastern Tennessee, Vermont, Virginia, Wisconsin and the District of Columbia; the Company’s Canada segment services customers located in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan; and the Company’s Central segment services customers located in Arizona, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming.  The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company’s Chief Operating Decision Maker (“CODM”) evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA. The Company defines segment EBITDA as earnings before interest, taxes, depreciation, amortization, impairments and other operating items, other income (expense) and foreign currency transaction gain (loss). Segment EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies.  The Company’s management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.  A reconciliation of segment EBITDA to Income before income tax provision is included at the end of this Note 9.

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2016 and 2015, is shown in the following tables:

Three Months Ended September 30, 2016	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$317,727	$(37,818)	$279,909	$62,189
Western	276,941	(30,050)	246,891	84,214
Eastern	229,525	(34,719)	194,806	59,019
Canada	204,158	(26,413)	177,745	64,915
Central	176,109	(20,842)	155,267	58,079
E&P	33,785	(3,481)	30,304	8,919
Corporate(a)	-	-	-	(18,299)
	$1,238,245	$(153,323)	$1,084,922	$319,036

Three Months Ended September 30, 2015	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$43,442	$(5,954)	$37,488	$9,730
Western	257,480	(27,026)	230,454	76,279
Eastern	113,150	(19,157)	93,993	30,641
Central	150,211	(16,101)	134,110	50,564
E&P	54,901	(3,008)	51,893	17,541
Corporate(a)	-	-	-	2,474
	$619,184	$(71,246)	$547,938	$187,229

Nine Months Ended September 30, 2016	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$497,863	$(60,485)	$437,378	$98,906
Western	789,716	(87,160)	702,556	237,839
Eastern	526,565	(81,379)	445,186	138,456
Canada	274,260	(35,931)	238,329	88,471
Central	468,004	(53,130)	414,874	154,510
E&P	97,883	(8,965)	88,918	21,953
Corporate(a)	-	-	-	(102,653)
	$2,654,291	$(327,050)	$2,327,241	$637,482

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Nine Months Ended September 30, 2015	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$125,597	$(17,614)	$107,983	$26,715
Western	734,729	(76,261)	658,468	218,185
Eastern	325,788	(54,488)	271,300	87,134
Central	419,875	(44,342)	375,533	138,779
E&P	181,530	(9,464)	172,066	55,003
Corporate(a)	-	-	-	4,856
	$1,787,519	$(202,169)	$1,585,350	$530,672

____________________

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the six operating segments. For the three and nine months ended September 30, 2016, amounts also include costs associated with the Progressive Waste acquisition.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in Old Waste Connections’ most recent Annual Report on Form 10-K, with the exception of foreign currency transaction gains (losses) for which the accounting policy is described in Note 2 in these Condensed Consolidated Financial Statements.

Total assets for each of the Company’s reportable segments at September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016	December 31, 2015
Southern	$2,867,903	$259,046
Western	1,504,750	1,498,296
Eastern	1,542,612	1,062,761
Canada	2,618,008	-
Central	1,296,360	1,070,505
E&P	1,072,818	1,115,234
Corporate	285,242	115,956
Total Assets	$11,187,693	$5,121,798

The following tables show changes in goodwill during the nine months ended September 30, 2016 and 2015, by reportable segment:

	Southern	Western	Eastern	Canada	Central	E&P	Total
Balance as of December 31, 2015	$-	$373,820	$499,237	$-	$472,425	$77,343	$1,422,825
Goodwill transferred (a)	95,710	-	(39,705)	-	(56,005)	-	-
Goodwill acquired	1,338,806	2,696	75,769	1,465,720	48,232	-	2,931,223
Impact of changes in foreign currency	-	-	-	(2,878)	-	-	(2,878)
Balance as of September 30, 2016	$1,434,516	$376,516	$535,301	$1,462,842	$464,652	$77,343	$4,351,170

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Southern	Western	Eastern	Central	E&P	Total
Balance as of December 31, 2014	$-	$372,915	$392,423	$460,381	$468,070	$1,693,789
Goodwill transferred (a)	92,510	-	(55,206)	(37,304)	-	-
Goodwill acquired	3,341	870	6,855	5,842	21,059	37,967
Impairment loss	-	-	-	-	(411,786)	(411,786)
Balance as of September 30, 2015	$95,851	$373,785	$344,072	$428,919	$77,343	$1,319,970

____________________

(a)	In June 2016, as a result of the Progressive Waste acquisition, described in Note 6, the Company realigned its reporting structure and changed its three geographic operating segments (Western, Central and Eastern) to five geographic operating segments (Southern, Western, Eastern, Canada and Central). Additionally, the Company realigned certain of the Company’s districts between operating segments. This realignment resulted in the reallocation of goodwill among its segments, which is reflected in the “Goodwill transferred” line item.

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Southern segment EBITDA	$62,189	$9,730	$98,906	$26,715
Western segment EBITDA	84,214	76,279	237,839	218,185
Eastern segment EBITDA	59,019	30,641	138,456	87,134
Canada segment EBITDA	64,915	-	88,471	-
Central segment EBITDA	58,079	50,564	154,510	138,779
E&P segment EBITDA	8,919	17,541	21,953	55,003
Subtotal reportable segments	337,335	184,755	740,135	525,816
Unallocated corporate overhead	(18,299)	2,474	(102,653)	4,856
Depreciation	(125,744)	(61,373)	(270,988)	(178,318)
Amortization of intangibles	(26,944)	(7,195)	(48,719)	(21,458)
Impairments and other operating items	(7,682)	(493,813)	(4,634)	(494,158)
Interest expense	(27,621)	(16,367)	(65,291)	(47,386)
Other income (expense), net	671	(1,303)	179	(1,430)
Foreign currency transaction gain (loss)	(350)	-	339	-
Income (loss) before income tax provision	$131,366	$(392,822)	$248,368	$(212,078)

Unallocated corporate overhead for the nine months ended September 30, 2016, includes $31,588 of direct acquisition costs associated with the Progressive Waste acquisition, $24,245 of severance-related expenses payable to personnel of Progressive Waste, $5,300 synergy bonus to certain executive officers and key employees, $14,466 from the Company paying excise taxes levied on the unvested or vested and undistributed equity-compensation holdings of the Company’s corporate officers and members of its Board of Directors resulting from the Progressive Waste acquisition and $17,806 of equity-based compensation expenses associated with Progressive Waste’s equity-based compensation plans assumed by the Company.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following tables reflect a breakdown of the Company’s revenue and inter-company eliminations for the periods indicated:

	Three months ended September 30, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$760,281	$(2,472)	$757,809	69.9%
Solid waste disposal and transfer	377,998	(144,459)	233,539	21.5
Solid waste recycling	32,138	(2,523)	29,615	2.7
E&P waste treatment, recovery and disposal	33,673	(3,608)	30,065	2.8
Intermodal and other	34,155	(261)	33,894	3.1
Total	$1,238,245	$(153,323)	$1,084,922	100.0%

	Three months ended September 30, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$354,490	$(1,250)	$353,240	64.5%
Solid waste disposal and transfer	180,442	(66,322)	114,120	20.8
Solid waste recycling	12,213	(155)	12,058	2.2
E&P waste treatment, recovery and disposal	54,695	(3,519)	51,176	9.3
Intermodal and other	17,344	-	17,344	3.2
Total	$619,184	$(71,246)	$547,938	100.0%

	Nine months ended September 30, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$1,619,827	$(5,571)	$1,614,256	69.4%
Solid waste disposal and transfer	804,928	(307,308)	497,620	21.4
Solid waste recycling	60,876	(4,554)	56,322	2.4
E&P waste treatment, recovery and disposal	97,259	(9,228)	88,031	3.8
Intermodal and other	71,401	(389)	71,012	3.0
Total	$2,654,291	$(327,050)	$2,327,241	100.0%

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Nine months ended September 30, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$1,024,078	$(3,150)	$1,020,928	64.4%
Solid waste disposal and transfer	494,804	(187,486)	307,318	19.4
Solid waste recycling	35,614	(654)	34,960	2.2
E&P waste treatment, recovery and disposal	183,103	(10,879)	172,224	10.9
Intermodal and other	49,920	-	49,920	3.1
Total	$1,787,519	$(202,169)	$1,585,350	100.0%

10.	DERIVATIVE FINANCIAL INSTRUMENTS

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings issued under its Credit Agreement.  The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at September 30, 2016 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

At September 30, 2016, the Company’s derivative instruments included 12 interest rate swap agreements as follows:

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
December 2011	$175,000	1.600%	1-month LIBOR	February 2014	February 2017
April 2014	$100,000	1.800%	1-month LIBOR	July 2014	July 2019
May 2014	$50,000	2.344%	1-month LIBOR	October 2015	October 2020
May 2014	$25,000	2.326%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
April 2016	$100,000	1.000%	1-month LIBOR	February 2017	February 2020
June 2016	$75,000	0.850%	1-month LIBOR	February 2017	February 2020
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.900%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.890%	1-month LIBOR	January 2018	January 2021

____________________

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At September 30, 2016, the Company’s derivative instruments included four fuel hedge agreements as follows:

Date Entered	Notional Amount (in gallons per month)	Diesel Rate Paid Fixed (per gallon)	Diesel Rate Received Variable	Effective Date	Expiration Date
May 2015	300,000	$3.2800	DOE Diesel Fuel Index*	January 2016	December 2017
May 2015	200,000	$3.2750	DOE Diesel Fuel Index*	January 2016	December 2017
July 2016	500,000	$2.4988	DOE Diesel Fuel Index*	January 2017	December 2017
July 2016	1,000,000	$2.6345	DOE Diesel Fuel Index*	January 2018	December 2018

____________________

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

The fair values of derivative instruments designated as cash flow hedges as of September 30, 2016, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps		$-	Accrued liabilities(a)	$(4,636)
			Other long-term liabilities	(7,009)

Fuel hedges	Other assets, net	12	Accrued liabilities(b)	(3,953)
Total derivatives designated as cash flow hedges		$12		$(15,598)

____________________

(a) Represents the estimated amount of the existing unrealized losses on interest rate swaps as of September 30, 2016 (based on the interest rate yield curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b) Represents the estimated amount of the existing unrealized losses on fuel hedges as of September 30, 2016 (based on the forward DOE diesel fuel index curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCL for the three and nine months ended September 30, 2016 and 2015:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015		2016	2015
Interest rate swaps	$2,598	$(3,786)	Interest expense	$1,234	$645
Fuel hedges	630	(3,039)	Cost of operations	830	541
Total	$3,228	$(6,825)		$2,064	$1,186

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015
Interest rate swaps	$(3,896)	$(6,528)	Interest expense	$3,338	$1,929
Fuel hedges	841	(4,385)	Cost of operations	2,855	1,341
Total	$(3,055)	$(10,913)		$6,193	$3,270

___________________

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

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts.  There was no significant ineffectiveness recognized on the fuel hedges during the nine months ended September 30, 2016 and 2015.

See Note 14 for further discussion on the impact of the Company’s hedge accounting to its consolidated comprehensive income (loss) and AOCL.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and fuel hedges.  As of September 30, 2016 and December 31, 2015, the carrying values of cash and equivalents, trade receivables, restricted assets, trade payables and contingent consideration are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of September 30, 2016 and December 31, 2015, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy.  The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of September 30, 2016 and December 31, 2015, are as follows:

	Carrying Value at		Fair Value* at
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
3.30% Senior Notes due 2016	$-	$100,000	$-	$100,536
4.00% Senior Notes due 2018	$50,000	$50,000	$52,061	$51,860
5.25% Senior Notes due 2019	$175,000	$175,000	$193,707	$190,985
4.64% Senior Notes due 2021	$100,000	$100,000	$109,906	$107,613
2.39% Senior Notes due 2021	$150,000	$-	$150,372	$-
3.09% Senior Notes due 2022	$125,000	$125,000	$129,017	$123,516
2.75% Senior Notes due 2023	$200,000	$-	$201,146	$-
3.41% Senior Notes due 2025	$375,000	$375,000	$392,507	$370,245
3.03% Senior Notes due 2026	$400,000	$-	$405,719	$-

______________________

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedges, restricted assets and contingent consideration, refer to Note 13.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

12.	NET INCOME (LOSS) PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share attributable to the Company’s shareholders for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to Waste Connections for basic and diluted earnings per share	$88,617	$(257,009)	$160,948	$(147,825)

Denominator:
Basic shares outstanding	175,336,967	123,269,902	146,214,552	123,783,217
Dilutive effect of options and warrants	39,006	-	34,896	-
Dilutive effect of restricted share units	390,786	-	460,332	-
Diluted shares outstanding	175,766,759	123,269,902	146,709,780	123,783,217

13.	FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges.  The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts.  The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedges.  The assumptions used in preparing the DCF model include:  (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contracts.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $2.45 to $2.75 at September 30, 2016 and from $2.21 to $2.64 at December 31, 2015. The weighted average DOE index curve used in the DCF model was $2.64 and $2.43 at September 30, 2016 and December 31, 2015, respectively. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position.  The Company’s restricted assets are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf.  The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities and Canadian bankers’ acceptance notes.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, were as follows:

	Fair Value Measurement at September 30, 2016 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(11,645)	$-	$(11,645)	$-
Fuel hedge derivative instruments – net liability position	$(3,941)	$-	$-	$(3,941)
Restricted assets	$56,946	$-	$56,946	$-
Contingent consideration	$(51,689)	$-	$-	$(51,689)

	Fair Value Measurement at December 31, 2015 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(9,745)	$-	$(9,745)	$-
Fuel hedge derivative instrument – net liability position	$(9,900)	$-	$-	$(9,900)
Restricted assets	$46,148	$-	$46,148	$-
Contingent consideration	$(49,394)	$-	$-	$(49,394)

The following table summarizes the changes in the fair value for Level 3 derivatives for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$(9,900)	$(1,979)
Realized losses included in earnings	4,616	2,165
Unrealized gains (losses) included in AOCL	1,343	(7,069)
Ending balance	$(3,941)	$(6,883)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$49,394	$70,165
Contingent consideration recorded at acquisition date	16,247	515
Payment of contingent consideration recorded at acquisition date	(12,105)	(190)
Payment of contingent consideration recorded in earnings	(413)	-
Adjustments to contingent consideration	(2,563)	(19,809)
Interest accretion expense	1,129	2,428
Ending balance	$51,689	$53,109

14.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting.  The components of other comprehensive income (loss) and related tax effects for the three and nine month periods ended September 30, 2016 and 2015, are as follows:

	Three months ended September 30, 2016
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,678	$(444)	$1,234
Fuel hedge amounts reclassified into cost of operations	1,342	(512)	830
Changes in fair value of interest rate swaps	3,535	(937)	2,598
Changes in fair value of fuel hedges	1,019	(389)	630
Foreign currency translation adjustment	(16,642)	-	(16,642)
	$(9,068)	$(2,282)	$(11,350)

	Three months ended September 30, 2015
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,041	$(396)	$645
Fuel hedge amounts reclassified into cost of operations	874	(333)	541
Changes in fair value of interest rate swaps	(6,066)	2,280	(3,786)
Changes in fair value of fuel hedges	(4,891)	1,852	(3,039)
	$(9,042)	$3,403	$(5,639)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Nine months ended September 30, 2016
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$5,081	$(1,743)	$3,338
Fuel hedge amounts reclassified into cost of operations	4,616	(1,761)	2,855
Changes in fair value of interest rate swaps	(6,980)	3,084	(3,896)
Changes in fair value of fuel hedges	1,343	(502)	841
Foreign currency translation adjustment	(3,991)	-	(3,991)
	$69	$(922)	$(853)

	Nine months ended September 30, 2015
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$3,114	$(1,185)	$1,929
Fuel hedge amounts reclassified into cost of operations	2,165	(824)	1,341
Changes in fair value of interest rate swaps	(10,503)	3,975	(6,528)
Changes in fair value of fuel hedges	(7,069)	2,684	(4,385)
	$(12,293)	$4,650	$(7,643)

A rollforward of the amounts included in AOCL, net of taxes, for the nine months ended September 30, 2016 and 2015, is as follows:

	Fuel Hedges	Interest Rate Swaps	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(6,134)	$(6,037)	$-	$(12,171)
Amounts reclassified into earnings	2,855	3,338	-	6,193
Changes in fair value	841	(3,896)	-	(3,055)
Foreign currency translation adjustment	-	-	(3,991)	(3,991)
Balance at September 30, 2016	$(2,438)	$(6,595)	$(3,991)	$(13,024)

	Fuel Hedges	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(1,221)	$(4,372)	$(5,593)
Amounts reclassified into earnings	1,341	1,929	3,270
Changes in fair value	(4,385)	(6,528)	(10,913)
Balance at September 30, 2015	$(4,265)	$(8,971)	$(13,236)

See Note 10 for further discussion on the Company’s derivative instruments.

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

Common Shares Held in Trust

Common shares held in trust consist of shares of New Waste Connections held in a rabbi trust that were acquired by Progressive Waste prior to June 1, 2016 for the benefit of its employees participating in certain equity-based compensation plans. A total of 490,112 common shares were held in the rabbi trust on June 1, 2016 when it was acquired by the Company in the Progressive Waste acquisition. Common shares held in trust are classified as treasury shares in the Company’s Condensed Consolidated Balance Sheets. The Company will sell shares out of the rabbi trust as employees exercise restricted share units, which will be settled with cash, under the Progressive Waste equity-based compensation plans that were continued by the Company. During the period of June 1, 2016 to September 30, 2016, the Company sold 205,373 common shares held in the rabbi trust as a result of employees exercising cash-settled restricted share units.

Special Shares

The Company is authorized to issue an unlimited number of special shares.  Holders of special shares are entitled to one vote in matters of the Company for each special share held.  The special shares carry no right to receive dividends or to receive the remaining property or assets of the Company upon dissolution or wind-up.  At September 30, 2016, no special shares were issued.

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares, issuable in series.  Each series of preferred shares issued shall have rights, privileges, restrictions and conditions as determined by the Board of Directors prior to their issuance.  Preferred shareholders are not entitled to vote, but take preference over the common shareholders rights in the remaining property and assets of the Company in the event of dissolution or wind-up.  At September 30, 2016, no preferred shares were issued.

Share-Based Compensation

Restricted Share Units – New Waste Connections

A summary of activity related to restricted share units (“RSUs”) during the nine-month period ended September 30, 2016, is presented below:

Unvested Shares
Outstanding at December 31, 2015	1,007,301
Granted	302,149
Forfeited	(40,419)
Vested and Issued	(402,626)
Vested and Unissued	(27,362)
Outstanding at September 30, 2016	839,043

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the nine-month period ended September 30, 2016 was $57.46.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose.  At the end of the deferral periods, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At September 30, 2016 and 2015, the Company had 244,225 and 256,621 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units – New Waste Connections

A summary of activity related to performance-based restricted share units (“PSUs”) during the nine-month period ended September 30, 2016, is presented below:

Unvested Shares
Outstanding at December 31, 2015	293,413
Granted	147,644
Forfeited	(33,335)
Vested and Issued	(122,960)
Outstanding at September 30, 2016	284,762

During the nine months ended September 30, 2016, the Compensation Committee granted PSUs to the Company’s executive officers with a one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period.  The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period.  The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the nine month period ended September 30, 2016 was $56.75.

Restricted Share Units - Progressive Waste Plans

New Waste Connections assumed 490,112 of outstanding restricted share units granted under Progressive Waste equity-based compensation plans as of June 1, 2016, of which 418,242 were vested. The Progressive Waste equity-based compensation plans were continued by the Company following the acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. Restricted share units vest over periods that vary from immediately upon award to three years. The Company recorded a liability of $25,925 at June 1, 2016 associated with the fair value of the assumed restricted share units outstanding. The fair value was calculated using a Black-Scholes pricing model which includes assumptions regarding expected remaining life, stock volatility, discount rate and annual dividend rate. During the period from June 1, 2016 to September 30, 2016, 25,972 restricted share units vested as a result of plan provisions requiring accelerated vesting to employees due to a change in control followed by termination of employment. During the period from June 1, 2016 to September 30, 2016, 7,346 restricted share units vested over the remaining service period. No restricted share units under the Progressive Waste equity-based compensation plans were granted subsequent to June 1, 2016. During the period from June 1, 2016 to September 30, 2016, 6,189 restricted share units were forfeited and will be redistributed to other remaining active participants. During the period from June 1, 2016 to September 30, 2016, a total of 205,373 vested restricted share units were cash settled under the plans. At September 30, 2016, 284,739 restricted share units remain outstanding under the Progressive Waste equity-based compensation plans, of which 246,267 were vested. During the period of June 1, 2016 to September 30, 2016, the Company recognized compensation expense of $3,420 related to accelerated vesting and $4,277 related to vesting over remaining service periods for outstanding restricted share units. As of September 30, 2016, the Company has $2,831 of unrecognized compensation cost for restricted share units under the Progressive Waste equity-based compensation plans and a liability of $18,276 representing the September 30, 2016 fair value of outstanding restricted share units, less unrecognized compensation cost.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Performance-Based Restricted Share Units - Progressive Waste Plans

New Waste Connections assumed 206,856 of outstanding performance-based restricted share units granted under Progressive Waste equity-based compensation plans as of June 1, 2016, of which 38,409 were vested. The Progressive Waste equity-based compensation plans were continued by the Company following the acquisition and allow for cash settlement only to employees upon vesting based on achieving target results. Outstanding performance-based restricted share units vest over periods that vary from one month to three years. The Company recorded a liability of $7,218 at June 1, 2016 associated with the fair value of the assumed restricted share units outstanding. The fair value was calculated using the volume weighted average price of the Company’s shares for the five preceding business days as of September 30, 2016. During the period from June 1, 2016 to September 30, 2016, 75,282 performance-based restricted share units vested as a result of plan provisions requiring accelerated vesting to employees due to a change in control followed by termination of employment. No performance-based restricted share units under the Progressive Waste equity-based compensation plans were granted or forfeited subsequent to June 1, 2016. During the period from June 1, 2016 to September 30, 2016, a total of 124,968 vested performance-based restricted share units were cash settled under the plans, net of notional dividend. At September 30, 2016, 81,888 performance-based restricted share units remain outstanding under the Progressive Waste equity-based compensation plans, of which 59,173 were vested. During the period of June 1, 2016 to September 30, 2016, the Company recognized compensation expense of $4,130 related to accelerated vesting and $1,952 related to vesting over remaining service periods for performance-based restricted share units. As of September 30, 2016, the Company has $1,701 of unrecognized compensation cost for performance-based restricted share units under the Progressive Waste equity-based compensation plans and a liability of $4,433 representing the September 30, 2016 fair value of outstanding performance-based restricted share units, less unrecognized compensation cost.

Share Based Options – Progressive Waste Plans

New Waste Connections assumed 456,110 of outstanding share based options granted under Progressive Waste equity-based compensation plans as of June 1, 2016, of which 325,045 were vested. The Progressive Waste equity-based compensation plans were continued by the Company following the acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. Outstanding options vest over periods that vary from one to nine months. The Company recorded a liability of $13,022 at June 1, 2016 associated with the fair value of the assumed options outstanding. The fair value was calculated using a Black-Scholes pricing model which includes assumptions regarding expected remaining life, stock volatility, discount rate and annual dividend rate. During the period from June 1, 2016 to September 30, 2016, 63,475 options vested as a result of plan provisions requiring accelerated vesting to employees due to a change in control followed by termination of employment. During the period from June 1, 2016 to September 30, 2016, 22,159 options vested over the remaining service period. No options under the Progressive Waste equity-based compensation plans were granted or forfeited subsequent to June 1, 2016. During the period from June 1, 2016 to September 30, 2016, a total of 4,575 vested options were cash settled under the plans. At September 30, 2016, 451,535 options remain outstanding under the Progressive Waste equity-based compensation plans, of which 403,789 were vested. During the period of June 1, 2016 to September 30, 2016, the Company recognized compensation expense of $472 related to accelerated vesting and $3,449 related to vesting over remaining service periods for options. As of September 30, 2016, the Company has $218 of unrecognized compensation cost for options under the Progressive Waste equity-based compensation plans and a liability of $16,817 representing the September 30, 2016 fair value of outstanding options, less unrecognized compensation cost.

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

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems would be limited to a maximum of 60,150 common shares, which represents 25% of the average daily trading volume on the TSX of 240,601 common shares for the period from June 1, 2016 to July 31, 2016, being the whole calendar month periods that the Company's shares traded on the TSX from the June 1, 2016 closing of the Progressive Waste acquisition to the date the Company filed its NCIB application with the TSX. The TSX rules also allow the Company to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE will be 25% of the average daily trading volume for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases.

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

For the nine months ended September 30, 2016, the Company did not repurchase any common shares pursuant to the NCIB or other share repurchase programs. For the nine months ended September 30, 2015, Old Waste Connections repurchased 1,962,989 shares of common stock at an aggregate cost of $91,165. As of September 30, 2015, Old Waste Connections held 1,050,820 shares of treasury stock at a cost of $49,458. These shares were retired in October 2015.

Cash Dividend

In October 2015, Old Waste Connections announced that its Board of Directors increased its regular quarterly cash dividend by $0.015, from $0.13 to $0.145 per share. Cash dividends of $61,001 and $48,246 were paid by Old Waste Connections during the nine months ended September 30, 2016 and 2015, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of September 30, 2016, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

Lower Duwamish Waterway Superfund Site Allocation Process

The Company’s subsidiary, Northwest Container Services, Inc. (“NWCS”), has been named by the U.S. Environmental Protection Agency, Region 10 (the “EPA”), along with more than 100 others, as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (also known as CERCLA or the “Superfund” law) with respect to the Lower Duwamish Waterway Superfund Site (the “LDW Site”).  Listed on the National Priorities List in 2001, the LDW Site is a five-mile stretch of the Duwamish River flowing into Elliott Bay in Seattle, Washington.  A group of PRPs known as the Lower Duwamish Working Group or the “LDWG” and consisting of the City of Seattle, King County, the Port of Seattle, and Boeing Company conducted a Remedial Investigation/Feasibility Study for the LDW Site.  On December 2, 2014, the EPA issued its Record of Decision (“ROD”) describing the selected clean-up remedy, and therein estimated that clean-up costs (in present value dollars as of November 2014) should total about $342,000. However, it is possible that additional costs could be incurred based upon various factors. The EPA estimates that it will take seven years to implement the clean-up. The ROD also requires ten years of monitoring following the clean-up, and provides that if clean-up goals have not been met by the end of this period, then additional clean-up activities, at additional cost, may be required at that time.  Implementation of the clean-up will not begin until after the ongoing Early Action Area (“EAA”) clean-ups have been completed.  Typically, costs for monitoring may be in addition to those expended for the clean-up. While three of the EAA clean-ups have been completed to date, some work remains to be done on three other EAAs. Implementation of the clean-up also must await additional baseline sampling throughout the LDW Site and the preparation of a remedial design for performing the clean-up.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

On April 27, 2016, the LDWG entered into a third amendment of its Administrative Order on Consent with the EPA (the “AOC 3”) in which it agreed to perform the additional baseline sediment sampling and certain technical studies needed to prepare the actual remedial design. While the schedule for the pre-remedial design work in the AOC 3 is not exact, the Company estimates that the work thereunder may not be completed until 2019. On June 8, 2016, the EPA conducted a public stakeholder meeting regarding the LDW Site. During the public stakeholder meeting, the EPA provided an overview of the AOC 3 pre-remedial design work and the progress of the on-going work on the EAA cleanups. The next EPA stakeholder meeting is scheduled for November 9, 2016, at which time it is anticipated that more current information on the status of the cleanups will be available.

In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a confidential and non-binding allocation of certain past response costs allegedly incurred at the LDW Site as well as the anticipated future response costs associated with the clean-up.  The allocation process is designed to develop evidence relating to each PRP’s nexus, if any, to the LDW Site (regardless of whether that PRP is participating in the allocation process), and to determine each PRP’s share of the past and future response costs.  The goal of the allocation process is to reach agreement on a division of responsibility between and amongst the PRPs so that the PRPs then will be in a position to negotiate a global settlement with the EPA.

On August 16, 2016, the EPA sent individual letters to each of the PRPs at the LDW Site, including NWCS, stating that it expects to initiate negotiations with all PRPs in early 2018 relating to a Remedial Design/Remedial Action (“RD/RA”) Consent Decree. An RD/RA Consent Decree provides for the cleanup of the entire site and is often referred to as a “global settlement.” In the letter the EPA explained this schedule, noting that it expected the pre-remedial design work under the AOC 3 to be completed by the beginning of 2018, and also that it understood that several PRPs are participating in a neutral allocation which the EPA is hopeful will be completed by early 2018. The EPA encouraged the PRPs to complete the allocation on a schedule consistent with the EPA’s intended negotiation schedule, adding that it expects to initiate the RD/RA negotiations on schedule regardless of the status of the allocation. The Company cannot provide assurance that EPA’s schedule can be met. NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs, its specific allocation, nor the likelihood of the parties then negotiating a global settlement with the EPA. Thus, NWCS cannot reasonably determine the likelihood of any outcome in this matter.

Under CERCLA, certain Federal, State, and Indian Tribe officials are designated as natural resource trustees and have responsibility for ensuring the restoration of injured natural resources.  On February 11, 2016, NWCS received a letter (the “Letter”) from the United States Department of Commerce, National Oceanic and Atmospheric Administration (“NOAA”), describing certain investigatory activities conducted by the Elliott Bay Trustee Council (the “Council”).  The Council consists of all of the natural resources trustees for the LDW Site as well as two nearby Superfund sites, the Harbor Island site and the Lockheed West site.  The members of the Council include the United States, on behalf of the U.S. National Oceanic and Atmospheric Administration and the U.S. Department of the Interior, the Washington State Department of Ecology, and the Suquamish and Muckleshoot Indian Tribes (together, the “Trustees”).  The Letter appears to allege that NWCS may be a potentially liable party that allegedly contributed to the release of hazardous substances that have injured natural resources at the LDW Site.  Damages to natural resources are in addition to clean-up costs. The Letter, versions of which NWCS believes were sent to all or a group of the PRPs at the LDW Site, also notified its recipients of their opportunity to participate in the Trustees’ development of an Assessment Plan and the performance of a Natural Resources Damages Assessment (“NRDA”) in accordance with the Assessment Plan for both the LDW Site and the east and west waterways of the Harbor Island site.  NWCS timely responded with correspondence to the NOAA Office of General Counsel, dated March 9, 2016, in which it declined the invitation at that time.  NWCS does not know how other PRPs responded to the Letter, and has not received any further communication from NOAA or the Trustees.  The Trustees have not responded to NWCS’ letter and NWCS is not aware of any further action by the Trustees with respect to the Assessment Plan and NRDA. At this point, the Company is not able to determine the likelihood or amount of an assessment of natural resource damages against NWCS in connection with this matter.

Some work is being done with respect to natural resource damages (“NRD”) at the LDW Site. On September 22, 2016, a proposed consent decree settlement was announced between the City of Seattle (the “City”) and NOAA and the other natural resource trustees for the LDW Site. The proposed NRD settlement that the City has entered into at the LDW Site, if approved, will generally provide that the City will fund the development of restoration projects by purchasing restoration credits from Bluefield Holdings, a company that develops such projects. At this time, NWCS has not been approached by either the Council or the trustees for the LDW Site regarding participation in any similar NRD settlements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

17.	SUBSEQUENT EVENT

On October 26, 2016, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.035, from $0.145 to $0.18 per Company common share, and then declared a regular quarterly cash dividend of $0.18 per Company common share.  The dividend will be paid on November 21, 2016, to shareholders of record on the close of business on November 7, 2016.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature, including statements related to our ability to provide adequate cash to fund our operating activities, our ability to draw on our credit agreement or raise additional capital, the responsibilities of our subsidiaries with regard to possible cleanup obligations imposed by the EPA, the impact of global, regional and local economic conditions, including the price of crude oil, on our volume, business and results of operations, the effects of seasonality on our business and results of operations, our ability to address any impacts of inflation on our business, demand for recyclable commodities and recyclable commodity pricing, our expectations with respect to capital expenditures, our expectations with respect to our ability to obtain expansions of permitted landfill capacity and to provide collection services under exclusive arrangements, our expectations with respect to our normal course issuer bid (our share repurchase program) and future dividend payments, our expectations with respect to the outcomes of our legal proceedings, our expectations with respect to the potential financial impairment of our reporting units caused by dispositions of certain operating units, and our expectations with respect to the anticipated benefits of the Progressive Waste acquisition. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

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

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, the following:

•	Negative trends or volatility in crude oil prices may adversely affect the level of exploration, development and production activity of E&P companies and the demand for our E&P waste services;

•	Our results are vulnerable to economic conditions;

•	Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones;

•	A portion of our growth and future financial performance depends on our ability to integrate acquired businesses, and the success of our acquisitions;

•	Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, or that become more adverse to our business than we anticipated at the time of acquisition;

•	Competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions;

•	Our industry is highly competitive and includes larger and better capitalized companies, companies with lower prices, return expectations or other advantages, and governmental service providers, which could adversely affect our ability to compete and our operating results;

•	Our indebtedness could adversely affect our financial condition and limit our financial flexibility;

•	Price increases may not be adequate to offset the impact of increased costs, or may cause us to lose volume;

•	Fluctuations in prices for recycled commodities that we sell and rebates we offer to customers may cause our revenues and operating results to decline;

•	The seasonal nature of our business and “event-driven” waste projects cause our results to fluctuate;

•	We may lose contracts through competitive bidding, early termination or governmental action;

•	Alternatives to landfill disposal may cause our revenues and operating results to decline;

•	Increases in labor costs could impact our financial results;

•	Increases in the price of diesel or compressed natural gas fuel may adversely affect our collection business and reduce our operating margins;

•	Labor union activity could divert management attention and adversely affect our operating results;

•	We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate and the accrued pension benefits are not fully funded;

•	Pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements;

•	We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity;

•	Our financial results could be adversely affected by impairments of goodwill, indefinite-lived intangibles or property and equipment;

•	Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings;

•	We rely on computer systems to run our business and disruptions or privacy breaches in these systems could impact our ability to service our customers and adversely affect our financial results, damage our reputation, and expose us to litigation risk;

•	Extensive and evolving environmental, health and safety laws and regulations may restrict our operations and growth and increase our costs;

•	Our E&P waste business could be adversely affected by changes in laws regulating E&P waste;

•	Our E&P waste business depends on the willingness of E&P companies to outsource their waste services activities;

•	Changes in laws or government regulations regarding hydraulic fracturing could increase our customers’ costs of doing business and reduce oil and gas production by our customers, which could adversely impact our business;

•	Future changes in laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results;

•	Extensive regulations that govern the design, operation, expansion and closure of landfills may restrict our landfill operations or increase our costs of operating landfills;

•	Our financial results are based upon estimates and assumptions that may differ from actual results;

•	Our accruals for our landfill site closure and post-closure costs may be inadequate;

•	We depend significantly on the services of the members of our senior and regional management team, and the departure of any of those persons could cause our operating results to suffer;

•	Our decentralized decision-making structure could allow local managers to make decisions that may adversely affect our operating results;

•	Liabilities for environmental damage may adversely affect our financial condition, business and earnings;

•	If we are not able to develop and protect intellectual property, or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer;

•	The possibility that any of the anticipated benefits of the Progressive Waste acquisition will not be realized;

•	The ability of the combined company to successfully achieve business objectives, including integrating the two companies or the effects of unexpected costs, liabilities or delays; and

•	The potential benefits and synergies of the Progressive Waste acquisition.

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

As of September 30, 2016, we served residential, commercial, industrial and E&P customers in 40 states and the District of Columbia in the U.S. and six provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Florida, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Wisconsin, Washington and Wyoming and the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.  As of September 30, 2016, we owned or operated a network of 271 solid waste collection operations; 133 transfer stations; seven intermodal facilities; 71 recycling operations; 94 active MSW, E&P and/or non-MSW landfills; 23 E&P liquid waste injection wells and 16 E&P waste treatment and oil recovery facilities.

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

The E&P waste services industry is regional in nature and is also highly fragmented, with acquisition opportunities available in several active natural resource basins. Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets, and other solid waste companies. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company. The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price. The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014, and continued through 2015 and 2016, have resulted in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate. A further reduction in crude oil and natural gas prices could lead to continued declines in the level of production activity and demand for our E&P waste services, which could result in the recognition of impairment charges on our goodwill, intangible assets and property and equipment associated with our E&P operations. At September 30, 2016, our E&P segment has remaining balances of $903.0 million in property and equipment, $77.3 million in goodwill and $21.3 million in indefinite-lived intangible assets.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements.  As described by the SEC, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of a company.  Such critical accounting estimates and assumptions are applicable to our reportable segments.  Refer to Old Waste Connections’ most recent Annual Report on Form 10-K for a complete description of our critical accounting estimates and assumptions.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

The following table sets forth items in our condensed consolidated statements of net income in thousands and as a percentage of revenues for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
Revenues	$1,084,922	100.0%	$547,938	100.0%	$2,327,241	100.0%	$1,585,350	100.0%
Cost of operations	636,310	58.7	300,910	54.9	1,339,764	57.6	879,470	55.5
Selling, general and administrative	129,576	11.9	59,799	10.9	349,995	15.0	175,208	11.0
Depreciation	125,744	11.6	61,373	11.2	270,988	11.6	178,318	11.2
Amortization of intangibles	26,944	2.5	7,195	1.3	48,719	2.1	21,458	1.4
Impairments and other operating items	7,682	0.7	493,813	90.2	4,634	0.2	494,158	31.2
Operating income (loss)	158,666	14.6	(375,152)	(68.5)	313,141	13.5	(163,262)	(10.3)

Interest expense	(27,621)	(2.5)	(16,367)	(3.0)	(65,291)	(2.8)	(47,386)	(3.0)
Other income (expense), net	671	0.0	(1,303)	(0.2)	179	0.0	(1,430)	(0.1)
Foreign currency transaction gain (loss)	(350)	(0.0)	-	-	339	0.0	-	-
Income tax (provision) benefit	(42,485)	(3.9)	136,017	24.8	(86,750)	(3.8)	64,996	4.1
Net income (loss)	88,881	8.2	(256,805)	(46.9)	161,618	6.9	(147,082)	(9.3)
Net income attributable to noncontrolling interests	(264)	0.0	(204)	(0.0)	(670)	0.0	(743)	(0.0)
Net income (loss) attributable to Waste Connections	$88,617	8.2%	$(257,009)	(46.9)%	$160,948	6.9%	$(147,825)	(9.3)%

Revenues.  Total revenues increased $537.0 million, or 98.0%, to $1.085 billion for the three months ended September 30, 2016, from $547.9 million for the three months ended September 30, 2015.

During the three months ended September 30, 2016, incremental revenue from acquisitions closed during, or subsequent to, the three months ended September 30, 2015, increased revenues by approximately $539.3 million. The Progressive Waste acquisition contributed $513.1 million of the $539.3 million increase. Operations divested during, or subsequent to, the three months ended September 30, 2015, decreased revenues by approximately $0.8 million.

During the three months ended September 30, 2016, the net increase in prices charged to our customers was $11.3 million, consisting of $12.6 million of core price increases, partially offset by a decrease of $1.3 million from fuel, materials and environmental surcharges due primarily to a decline in the market price of diesel fuel.

During the three months ended September 30, 2016, volume increases in our existing business increased solid waste revenues by $5.5 million from increases in roll off collection, transfer station volumes and landfill volumes resulting from increased construction and general economic activity in our markets. E&P revenues at facilities owned and fully-operated in each of the comparable periods decreased by $21.1 million due to the substantial reductions in crude oil prices that began in October 2014, and continued through 2015 and 2016, which resulted in a decline in the level of drilling and production activity thereby reducing the demand for E&P waste services in the basins in which we operate. The ongoing impact of the aforementioned reduction in the price of crude oil is expected to contribute to a decline in revenue at our E&P segment in 2016 of approximately 45% from 2015 levels.

Revenues from sales of recyclable commodities at facilities owned during the three months ended September 30, 2016 and 2015 increased $1.8 million due primarily to increased prices for recyclable commodities, which began to recover in the second half of 2016.

Other revenues increased by $1.0 million during the three months ended September 30, 2016.

Total revenues increased $741.9 million, or 46.8%, to $2.327 billion for the nine months ended September 30, 2016, from $1.585 billion for the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, incremental revenue from acquisitions closed during, or subsequent to, the nine months ended September 30, 2015, increased revenues by approximately $761.7 million, of which $687.1 million is attributable to the Progressive Waste acquisition completed on June 1, 2016. Operations divested during, or subsequent to, the nine months ended September 30, 2015, decreased revenues by approximately $2.6 million.

During the nine months ended September 30, 2016, the net increase in prices charged to our customers was $35.2 million, consisting of $38.0 million of core price increases, partially offset by a decrease of $2.8 million from fuel, materials and environmental surcharges due primarily to a decline in the market price of diesel fuel.

During the nine months ended September 30, 2016, volume increases in our existing business increased solid waste revenues by $31.5 million from increases in roll off collection, transfer station volumes and landfill volumes resulting from increased construction and general economic activity in our markets. E&P revenues at facilities owned and fully-operated in each of the comparable periods decreased by $84.2 million due to the substantial reductions in crude oil prices that began in October 2014, and continued through 2015 and 2016, which resulted in a decline in the level of drilling and production activity thereby reducing the demand for E&P waste services in the basins in which we operate.

Revenues from sales of recyclable commodities at facilities owned during the nine months ended September 30, 2016 and 2015 increased $0.3 million due primarily to increased prices for recyclable commodities, which began to recover in the second half of 2016.

Cost of Operations.  Total cost of operations increased $335.4 million, or 111.5%, to $636.3 million for the three months ended September 30, 2016, from $300.9 million for the three months ended September 30, 2015. The increase was primarily the result of $317.6 million of operating costs from the Progressive Waste acquisition, $13.2 million of additional operating costs from all other acquisitions closed during, or subsequent to, the three months ended September 30, 2015 and an increase in operating costs at our existing solid waste and intermodal operations of $14.0 million, less a decrease in operating costs at our E&P operations of $9.4 million.

The increase in operating costs at our existing solid waste and intermodal operations of $14.0 million for the three months ended September 30, 2016 was comprised of an increase in labor expenses of $4.5 million due primarily to employee pay rate and headcount increases to support volume increases, an increase in employee benefits expenses of $5.0 million due to increased medical claims costs, an increase in taxes on revenues of $1.6 million due to increased revenues in our solid waste markets, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.5 million due to variability in the timing and severity of major repairs, an increase in third-party disposal expense of $0.8 million due to disposal rate increases and higher disposal costs associated with increased collection and transfer station volumes, an increase in third-party trucking and transportation expenses of $1.9 million due to increased transfer station and landfill volumes that require us to transport the waste to our disposal sites and $0.9 million of other net expense increases, partially offset by a decrease in fuel expense of $2.0 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements and a decrease in auto, workers’ compensation and property claims expense under our high deductible insurance program of $1.2 million due primarily to adjustments recorded during the prior year period to projected losses on open claims.

The decrease in operating costs at our E&P operations of $9.4 million for the three months ended September 30, 2016 was comprised of decreased fuel expenses of $0.5 million due primarily to decreases in the price of diesel fuel and the following changes attributable to a reduction in our operations resulting from the decline in the level of drilling and production activity: decreased employee wage and benefits expenses of $3.5 million, decreased third-party trucking and transportation expenses of $1.7 million, decreased equipment repair expenses of $1.1 million, decreased disposal expenses of $0.4 million, decreased royalties on revenues of $0.3 million and $1.9 million of other net expense decreases.

Total cost of operations increased $460.3 million, or 52.3%, to $1.340 billion for the nine months ended September 30, 2016, from $879.5 million for the nine months ended September 30, 2015. The increase was primarily the result of $424.4 million of operating costs from the Progressive Waste acquisition, $38.5 million of additional operating costs from all other acquisitions closed during, or subsequent to, the nine months ended September 30, 2015, and an increase in operating costs at our existing solid waste and intermodal operations of $37.9 million, less a decrease in operating costs at our E&P operations of $40.5 million.

The increase in operating costs at our existing solid waste and intermodal operations of $37.9 million for the nine months ended September 30, 2016 was comprised of an increase in labor expenses of $15.5 million due primarily to employee pay rate and headcount increases to support volume increases, an increase in taxes on revenues of $7.2 million due to increased revenues in our solid waste markets, an increase in truck, container, equipment and facility maintenance and repair expenses of $6.0 million due to variability in the timing and severity of major repairs, an increase in third-party disposal expense of $3.5 million due to disposal rate increases and higher disposal costs associated with increased collection and transfer station volumes, an increase in employee benefits expenses of $7.9 million due to increased medical claims costs, an increase in third-party trucking and transportation expenses of $3.9 million due to increased transfer station and landfill volumes that require us to transport the waste to our disposal sites, an increase in leachate disposal expenses at our landfills of $1.2 million and $0.8 million of other net expense increases, partially offset by a decrease in fuel expense of $8.1 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements.

During the nine months ended September 30, 2015, we incurred $5.0 million in expenses due to site clean-up and remediation work associated with flooding and other surface damage at two of our E&P disposal sites in New Mexico resulting from heavy precipitation affecting the sites, and $1.5 million of start-up related expenses at two new E&P disposal facilities. The remaining decrease in operating costs at our E&P operations of $34.0 million for the nine months ended September 30, 2016 was comprised of decreased fuel expenses of $2.0 million due primarily to decreases in the price of diesel fuel and the following changes attributable to a reduction in our operations resulting from the decline in the level of drilling and production activity: decreased employee wage and benefits expenses of $10.8 million, decreased third-party trucking and transportation expenses of $6.7 million, decreased cell processing and site remediation work of $3.5 million, decreased equipment repair expenses of $3.4 million, decreased equipment rental expenses of $2.2 million, decreased landfill operating supplies of $1.6 million, decreased royalties on revenues of $1.1 million, decreased disposal expenses of $1.0 million and $1.7 million of other net expense decreases.

Cost of operations as a percentage of revenues increased 3.8 percentage points to 58.7% for the three months ended September 30, 2016, from 54.9% for the three months ended September 30, 2015. The components of the 3.8 percentage point increase consist of a 3.1 percentage point increase from acquisitions closed during, or subsequent to, the three months ended September 30, 2015 having operating margins lower than our company average, a 0.9 percentage point increase from benefits expenses in our solid waste segments, a 0.3 percentage point increase from our E&P operations resulting from fixed operating expenses increasing as an overall percentage of revenues due to the aforementioned decline in E&P revenues and a 0.1 percentage point increase from all other net changes at our existing operations, partially offset by a 0.6 percentage point decrease at our solid waste operations due to decreased expenses for diesel fuel.

Cost of operations as a percentage of revenues increased 2.1 percentage points to 57.6% for the nine months ended September 30, 2016, from 55.5% for the nine months ended September 30, 2015. The components of the 2.1 percentage point increase consist of a 2.1 percentage point increase from acquisitions closed during, or subsequent to, the nine months ended September 30, 2015 having operating margins lower than our company average, a combined 0.5 percentage point increase from labor and benefits expenses in our solid waste segments and a 0.3 percentage point increase from our E&P operations resulting from fixed operating expenses increasing as an overall percentage of revenues due to the aforementioned decline in E&P revenues, partially offset by a 0.8 percentage point decrease at our solid waste operations due to decreased expenses for diesel fuel.

SG&A.  SG&A expenses increased $69.8 million, or 116.7%, to $129.6 million for the three months ended September 30, 2016, from $59.8 million for the three months ended September 30, 2015. The increase was comprised of $39.4 million of SG&A expenses from operating locations acquired in the Progressive Waste acquisition, $1.6 million of additional SG&A expenses from operating locations at all other acquisitions closed during, or subsequent to, the three months ended September 30, 2015, an increase of $4.8 million resulting from severance-related expenses payable to Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the acquisition, an increase in equity-based compensation expenses of $4.4 million resulting from time-lapse vesting and changes to the fair value of awards granted by Progressive Waste prior to the June 1, 2016 closing of the Progressive Waste acquisition to employees of Progressive Waste who were retained as employees of New Waste Connections following the closing and which awards were continued by New Waste Connections, an increase of $5.4 million resulting from employee relocation expenses and professional fees incurred to integrate the operations of Progressive Waste into New Waste Connections, an increase of $5.3 million resulting from the accrual of incentive compensation expenses to certain of our executive officers and key employees related to the achievement of defined synergy goals realized by New Waste Connections from the acquisition of Progressive Waste, an increase in accrued cash incentive compensation expense of $3.1 million due to the addition of accrued cash incentive compensation expense for the retained employees of Progressive Waste, an increase in payroll expenses of $2.2 million at our solid waste segments primarily related to headcount increases and annual compensation increases, an increase in employee benefits expenses of $1.4 million due to increased medical claims costs, an increase in deferred compensation expense of $1.4 million resulting from deferred compensation liabilities to employees increasing as a result of increases in the market value of investments to which employee deferred compensation balances are tracked, an increase in corporate travel, meetings and training expenses of $1.1 million resulting from the integration of employees of Progressive Waste into New Waste Connections, an increase in legal and accounting professional fee expenses of $0.9 million due to increased support required as a result of growth from the acquisition of Progressive Waste and $0.3 million of other net expense increases, partially offset by a decrease at our E&P segment of $1.5 million for payroll and employee travel expenses due to management-level headcount reductions resulting from the decline in E&P disposal volumes.

SG&A expenses increased $174.8 million, or 99.8%, to $350.0 million for the nine months ended September 30, 2016, from $175.2 million for the nine months ended September 30, 2015. The increase was comprised of $54.4 million of SG&A expenses from operating locations acquired in the Progressive Waste acquisition, $4.4 million of additional SG&A expenses from operating locations at all other acquisitions closed during, or subsequent to, the nine months ended September 30, 2015, an increase in direct acquisition costs of $31.0 million attributable primarily to the Progressive Waste acquisition, an increase of $24.2 million resulting from severance-related expenses payable to Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the acquisition, an increase of $14.5 million from New Waste Connections paying excise taxes levied on the unvested or vested and undistributed equity-compensation holdings of our corporate officers and members of our Board of Directors resulting from the Progressive Waste acquisition, an increase in equity-based compensation expenses of $8.0 million related to awards granted to employees of Progressive Waste prior to June 1, 2016 for which vesting was accelerated due to plan provisions regarding a change in control followed by termination of employment, an increase in equity-based compensation expenses of $9.8 million resulting from time-lapse vesting and changes to the fair value of awards granted by Progressive Waste prior to the June 1, 2016 closing of the Progressive Waste acquisition to employees of Progressive Waste who were retained as employees of New Waste Connections following the closing and which awards were continued by New Waste Connections, an increase of $5.3 million resulting from the accrual of incentive compensation expenses to certain of our executive officers and key employees related to the achievement of defined synergy goals realized by New Waste Connections from the acquisition of Progressive Waste, an increase in equity-based compensation expenses of $2.3 million resulting from the acceleration of vesting of performance share units granted to Old Waste Connections’ management in 2014 and 2015, an increase of $5.8 million resulting from employee relocation expenses and professional fees incurred to integrate the operations of Progressive Waste into New Waste Connections, an increase in payroll expenses of $5.4 million at our solid waste segments primarily related to headcount increases and annual compensation increases, an increase in accrued cash incentive compensation expense of $4.9 million due primarily to the addition of accrued cash incentive compensation expense for the retained employees of Progressive Waste, an increase in equity-based compensation expenses of $1.0 million associated with our annual recurring grant of restricted share units to our personnel, an increase in employee benefits expenses of $2.3 million due to increased medical claims costs, an increase in corporate travel, meetings and training expenses of $1.9 million resulting from the integration of employees of Progressive Waste into New Waste Connections, an increase in legal and accounting professional fee expenses of $1.7 million due to increased support required as a result of growth from the acquisition of Progressive Waste, an increase in deferred compensation expense of $1.5 million resulting from deferred compensation liabilities to employees increasing as a result of increases in the market value of investments to which employee deferred compensation balances are tracked and an increase in credit card fees of $1.0 million resulting from an increase in the total number of customers remitting payments for our services using credit cards, partially offset by a decrease at our E&P segment of $4.6 million for payroll and employee travel expenses due to management-level headcount reductions resulting from the decline in E&P disposal volumes.

SG&A expenses as a percentage of revenues increased 1.0 percentage point to 11.9% for the three months ended September 30, 2016, from 10.9% for the three months ended September 30, 2015. The increase as a percentage of revenues includes a 1.9 percentage point increase resulting from the combined totals of the aforementioned increases associated with severance expense, relocation and professional fee expense, synergy bonus expense and equity-based compensation expense from the continuation of awards granted to Progressive Waste employees prior to the acquisition close and a 0.3 percentage point increase resulting from increased deferred compensation expense, partially offset by a 1.2 percentage point decrease from the net impact of SG&A expenses from operating locations acquired in the Progressive Waste acquisition and all other acquisitions closed during, or subsequent to, the three months ended September 30, 2015.

SG&A expenses as a percentage of revenues increased 4.0 percentage points to 15.0% for the nine months ended September 30, 2016, from 11.0% for the nine months ended September 30, 2015. The increase as a percentage of revenues was attributable to a 4.2 percentage point increase resulting from the combined totals of the aforementioned increases associated with direct acquisition costs, severance expenses, relocation and professional fee expense, synergy bonus expense, excise taxes, equity-based compensation expense from the continuation of awards granted to Progressive Waste employees prior to the acquisition close and equity-based compensation expense from the acceleration of certain performance share units, a 0.2 percentage point increase from increased payroll expenses and a 0.3 percentage point increase from all other net changes at our existing operations, partially offset by a 0.7 percentage point decrease from the net impact of SG&A expenses from operating locations acquired in the Progressive Waste acquisition and all other acquisitions closed during, or subsequent to, the nine months ended September 30, 2015.

Depreciation.  Depreciation expense increased $64.3 million, or 104.9%, to $125.7 million for the three months ended September 30, 2016, from $61.4 million for the three months ended September 30, 2015.  The increase was primarily the result of additional depreciation and depletion expense of $59.5 million from the Progressive Waste acquisition, additional depreciation and depletion expense of $3.9 million from all other acquisitions closed during, or subsequent to, the three months ended September 30, 2015, an increase in depreciation expense of $1.4 million associated with additions to our fleet and equipment purchased to support our existing operations and an increase in depletion expense of $0.2 million at our existing solid waste landfills due primarily to an increase in volumes, partially offset by a decrease in depletion expense of $0.7 million at our existing E&P landfills due to volume decreases resulting from a decline in the level of oil drilling and production activity due to reductions in crude oil prices.

Depreciation expense increased $92.7 million, or 52.0%, to $271.0 million for the nine months ended September 30, 2016, from $178.3 million for the nine months ended September 30, 2015.  The increase was primarily the result of additional depreciation and depletion expense of $79.3 million from the Progressive Waste acquisition, additional depreciation and depletion expense of $11.4 million from all other acquisitions closed during, or subsequent to, the three months ended September 30, 2015, an increase in depreciation expense of $4.9 million associated with additions to our fleet and equipment purchased to support our existing operations and an increase in depletion expense of $2.2 million at our existing solid waste landfills due primarily to an increase in volumes, partially offset by a decrease in depletion expense of $5.1 million at our existing E&P landfills due to volume decreases resulting from a decline in the level of oil drilling and production activity due to reductions in crude oil prices.

Depreciation expense as a percentage of revenues increased 0.4 percentage points to 11.6% for the three and nine months ended September 30, 2016, from 11.2% for the three and nine months ended September 30, 2015. The increases as a percentage of revenues were due primarily to the Progressive Waste acquisition, the impact of a decline in E&P revenues from operations owned in the comparable periods and depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations, partially offset by the decrease in depletion expense at our existing E&P landfills.

Amortization of Intangibles.  Amortization of intangibles expense increased $19.7 million, or 274.5%, to $26.9 million for the three months ended September 30, 2016, from $7.2 million for the three months ended September 30, 2015. The increase in amortization expense was the result of $20.1 million recorded on contracts, customer lists and transfer station permits acquired in the Progressive Waste acquisition and $0.6 million from intangible assets acquired in other acquisitions closed in 2015 and 2016, partially offset by a decrease of $1.0 million from certain intangible assets becoming fully amortized subsequent to September 30, 2015.

Amortization of intangibles expense increased $27.2 million, or 127.0%, to $48.7 million for the nine months ended September 30, 2016, from $21.5 million for the nine months ended September 30, 2015. The increase in amortization expense was the result of $27.4 million recorded on contracts, customer lists and transfer station permits acquired in the Progressive Waste acquisition and $1.7 million from intangible assets acquired in other acquisitions closed in 2015 and 2016, partially offset by a decrease of $1.9 million from certain intangible assets becoming fully amortized subsequent to September 30, 2015.

Amortization expense as a percentage of revenues increased 1.2 percentage points to 2.5% for the three months ended September 30, 2016, from 1.3% for the three months ended September 30, 2015. Amortization expense as a percentage of revenues increased 0.7 percentage points to 2.1% for the nine months ended September 30, 2016, from 1.4% for the nine months ended September 30, 2015. The increases were the result of the net impact of the aforementioned intangible assets acquired in the Progressive Waste acquisition, partially offset by certain intangible assets becoming fully amortized subsequent to the end of the prior year period.

Impairments and Other Operating Items. Impairments and other operating items decreased $486.1 million, to $7.7 million for the three months ended September 30, 2016, from $493.8 million for the three months ended September 30, 2015. Impairments and other operating items decreased $489.6 million, to $4.6 million for the nine months ended September 30, 2016, from $494.2 million for the nine months ended September 30, 2015.

During the three months ended September 30, 2016, we recorded impairment charges totaling $2.7 million related to four operating locations in our E&P segment which were permanently closed in 2016, a $4.6 million charge to terminate an operating lease for our corporate aircraft and $0.4 million of net losses on the disposal of other operating assets.

During the nine months ended September 30, 2016, we recorded $0.9 million of net losses on the disposal of other operating assets and the aforementioned charges of $2.7 million related to impairments at our E&P segment and $4.6 million for our aircraft lease termination, which were partially offset by a gain of $2.4 million resulting from the decrease to the fair value of an amount payable under a liability-classified contingent consideration arrangement from a prior year acquisition and a gain of $1.2 million from the favorable settlement of a legal matter.

During the three and nine months ended September 30, 2015, we recorded impairment charges at our E&P segment of $411.8 million associated with goodwill, $38.3 million associated with indefinite-lived intangible assets and $63.9 million related to property and equipment. These impairment charges were partially offset by $20.6 million of adjustments recorded during the three and nine months ended September 30, 2015 to reduce the fair value of amounts payable under liability-classified contingent consideration arrangements associated with the acquisition of an E&P business in 2014. The decline in oil prices that began in late 2014, and continued into 2015 and 2016, resulted in decreased levels of oil and natural gas exploration and production activity and a corresponding decrease in demand for our E&P waste services. This decrease, together with market expectations of a likely slow recovery in oil prices, reduced the expected future period cash flows of our E&P segment, causing the fair value of the E&P segment to decrease below its carrying value. Additionally, we determined that the carrying value of certain asset groups in our E&P segment exceeded the undiscounted cash flows and were therefore not recoverable.

Operating Income (Loss).  Operating income (loss) increased $533.9 million to income of $158.7 million for the three months ended September 30, 2016, from a loss of $375.2 million for the three months ended September 30, 2015.  The increase was attributable to the $537.0 million increase in revenues and a $486.1 million decrease in impairments and other operating items, partially offset by the $335.4 million increase in costs of operations, $69.8 million increase in SG&A expense, $64.3 million increase in depreciation expense and $19.7 million increase in amortization of intangibles expense.

Operating income (loss) increased $476.4 million to income of $313.1 million for the nine months ended September 30, 2016, from a loss of $163.3 million for the nine months ended September 30, 2015.  The increase was attributable to the $741.9 million increase in revenues and a $489.6 million decrease in impairments and other operating items, partially offset by the $460.3 million increase in costs of operations, $174.8 million increase in SG&A expense, $92.7 million increase in depreciation expense and $27.2 million increase in amortization of intangibles expense.

Operating income (loss) as a percentage of revenues increased 83.1 percentage points to income of 14.6% for the three months ended September 30, 2016, from a loss of 68.5% for the three months ended September 30, 2015.  The increase as a percentage of revenues was comprised of an 89.5 percentage point decrease in impairments and other operating items, partially offset by a 3.8 percentage point increase in cost of operations, a 1.2 percentage point increase in amortization expense, a 1.0 percentage point increase in SG&A expense and a 0.4 percentage point increase in depreciation expense.

Operating income (loss) as a percentage of revenues increased 23.8 percentage points to income of 13.5% for the nine months ended September 30, 2016, from a loss of 10.3% for the nine months ended September 30, 2015.  The increase as a percentage of revenues was comprised of a 31.0 percentage point decrease in impairments and other operating items, partially offset by a 4.0 percentage point increase in SG&A expense, a 2.1 percentage point increase in cost of operations, a 0.7 percentage point increase in amortization expense and a 0.4 percentage point increase in depreciation expense.

Interest Expense.  Interest expense increased $11.2 million, or 68.8%, to $27.6 million for the three months ended September 30, 2016, from $16.4 million for the three months ended September 30, 2015. The increase was primarily attributable to an increase of $2.3 million from the August 2015 issuance of our 2022 Notes and 2025 Notes, an increase of $5.3 million from the June 2016 issuance of our New 2021 Notes, 2023 Notes and 2026 Notes, an increase of $0.9 million resulting from the commencement of four interest rate swaps in October 2015 totaling $175 million with an average fixed rate of 2.34%, an increase of $1.9 million due to higher interest rates on outstanding borrowings under our Credit Agreement, an increase of $3.6 million due to an increase in the average borrowings outstanding under our Credit Agreement and $0.7 million of other net increases, partially offset by a decrease of $3.5 million for the redemption of our 2015 Notes and 2016 Notes using proceeds from the 2015 Old Waste Connections Credit Agreement which had a lower interest rate relative to the fixed interest rate in effect when the 2015 Notes and 2016 Notes were outstanding.

Interest expense increased $17.9 million, or 37.8%, to $65.3 million for the nine months ended September 30, 2016, from $47.4 million for the nine months ended September 30, 2015. The increase was primarily attributable to an increase of $10.6 million from the August 2015 issuance of our 2022 Notes and 2025 Notes, an increase of $7.1 million from the June 2016 issuance of our New 2021 Notes, 2023 Notes and 2026 Notes, an increase of $2.5 million resulting from the commencement of four new interest rate swaps totaling $175 million with an average fixed rate of 2.34%, an increase of $3.8 million due to higher interest rates on outstanding borrowings under our Credit Agreement, an increase of $3.3 million due to an increase in the average borrowings outstanding under our Credit Agreement and $0.4 million of other net increases, partially offset by a decrease of $9.8 million for the redemption of our 2015 Notes and 2016 Notes using proceeds from the 2015 Old Waste Connections Credit Agreement which had a lower interest rate relative to the fixed interest rate in effect when the 2015 Notes and 2016 Notes were outstanding.

Other Income (Expense), Net.  Other income (expense), net, increased $2.0 million, to an income total of $0.7 million for the three months ended September 30, 2016, from an expense total of $1.3 million for the three months ended September 30, 2015. The increase was primarily attributable to an increase of $1.6 million from investments purchased to fund our employee deferred compensation obligations and $0.4 million of other net changes.

Other income (expense), net, increased $1.6 million, to an income total of $0.2 million for the nine months ended September 30, 2016, from an expense total of $1.4 million for the nine months ended September 30, 2015. The increase was primarily attributable to an increase of $1.9 million from investments purchased to fund our employee deferred compensation obligations and $0.5 million of other net changes, partially offset by an increase in expenses associated with the write off of unamortized debt issuance costs of $0.8 million.

Income Tax (Provision) Benefit.  Income taxes increased $178.5 million, to an expense total of $42.5 million for the three months ended September 30, 2016, from a benefit total of $136.0 million for the three months ended September 30, 2015. Income taxes increased $151.7 million, to an expense total of $86.7 million for the nine months ended September 30, 2016, from a benefit total of $65.0 million for the nine months ended September 30, 2015.

Our effective tax benefit rates for the three and nine months ended September 30, 2015 were 34.6% and 30.6%, respectively. The impairment of a portion of the goodwill, indefinite-lived intangible assets and property, plant and equipment within our E&P segment resulted in the write off of $44.4 million of assets that were not deductible for tax purposes, reducing our tax benefit during the three and nine months ended September 30, 2015 by 4.0 and 7.3 percentage points, respectively. Additionally, the impairment of the aforementioned assets within our E&P segment impacted the geographical apportionment of our state income taxes resulting in a non-recurring adjustment in our deferred tax liabilities that primarily increased our income tax benefit by $4.2 million for the three and nine months ended September 30, 2015 and increased our tax benefit rate by 1.1 percentage points and 2.0 percentage points for the three and nine months ended September 30, 2015, respectively.

Our effective tax expense rates for the three and nine months ended September 30, 2016 were 32.3% and 34.9%, respectively. Adjusting the prior year effective tax benefit rates for the impact of the aforementioned impairment charges, the year-over-year change in our effective tax rates were primarily the result of the impact of the Progressive Waste acquisition, which resulted in changes to the jurisdictions where we do business, including some jurisdictions with tax rates less than the U.S. statutory rate, partially offset by non-deductible expenses incurred in connection with the Progressive Waste acquisition. Our effective tax rate is dependent upon the proportion of pre-tax income among the jurisdictions where we do business.  As such, our effective tax rate will be subject to some variability depending upon the proportional contribution of pre-tax income across jurisdictions in any period.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented.  The following tables reflect a breakdown of our revenue and inter-company eliminations for the periods indicated (dollars in thousands).

	Three months ended September 30, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$760,281	$(2,472)	$757,809	69.9%
Solid waste disposal and transfer	377,998	(144,459)	233,539	21.5
Solid waste recycling	32,138	(2,523)	29,615	2.7
E&P waste treatment, recovery and disposal	33,673	(3,608)	30,065	2.8
Intermodal and other	34,155	(261)	33,894	3.1
Total	$1,238,245	$(153,323)	$1,084,922	100.0%

	Three months ended September 30, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$354,490	$(1,250)	$353,240	64.5%
Solid waste disposal and transfer	180,442	(66,322)	114,120	20.8
Solid waste recycling	12,213	(155)	12,058	2.2
E&P waste treatment, recovery and disposal	54,695	(3,519)	51,176	9.3
Intermodal and other	17,344	-	17,344	3.2
Total	$619,184	$(71,246)	$547,938	100.0%

	Nine months ended September 30, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$1,619,827	$(5,571)	$1,614,256	69.4%
Solid waste disposal and transfer	804,928	(307,308)	497,620	21.4
Solid waste recycling	60,876	(4,554)	56,322	2.4
E&P waste treatment, recovery and disposal	97,259	(9,228)	88,031	3.8
Intermodal and other	71,401	(389)	71,012	3.0
Total	$2,654,291	$(327,050)	$2,327,241	100.0%

	Nine months ended September 30, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$1,024,078	$(3,150)	$1,020,928	64.4%
Solid waste disposal and transfer	494,804	(187,486)	307,318	19.4
Solid waste recycling	35,614	(654)	34,960	2.2
E&P waste treatment, recovery and disposal	183,103	(10,879)	172,224	10.9
Intermodal and other	49,920	-	49,920	3.1
Total	$1,787,519	$(202,169)	$1,585,350	100.0%

Our CODM evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA.  We define segment EBITDA as earnings before interest, taxes, depreciation, amortization, impairments and other operating items, other income (expense) and foreign currency transaction gain (loss). Segment EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies.  Our management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.

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

Under the current orientation, our Southern segment services customers located in Alabama, Arkansas, Florida, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, eastern Tennessee, Vermont, Virginia, Wisconsin and the District of Columbia; our Canada segment services customers located in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan; and our Central segment services customers located in Arizona, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming. The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands and as a percentage of total revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
Southern	$279,909	25.8%	$37,488	6.8%	$437,378	18.8%	$107,983	6.8%
Western	246,891	22.8	230,454	42.1	702,556	30.2	658,468	41.5
Eastern	194,806	17.9	93,993	17.1	445,186	19.1	271,300	17.1
Canada	177,745	16.4	-	-	238,329	10.3	-	-
Central	155,267	14.3	134,110	24.5	414,874	17.8	375,533	23.7
E&P	30,304	2.8	51,893	9.5	88,918	3.8	172,066	10.9
	$1,084,922	100.0%	$547,938	100.0%	$2,327,241	100.0%	$1,585,350	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands and as a percentage of segment revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
Southern	$62,189	22.2%	$9,730	26.0%	$98,906	22.6%	$26,715	24.7%
Western	84,214	34.1	76,279	33.1	237,839	33.9	218,185	33.1
Eastern	59,019	30.3	30,641	32.6	138,456	31.1	87,134	32.1
Canada	64,915	36.5	-	-	88,471	37.1	-	-
Central	58,079	37.4	50,564	37.7	154,510	37.2	138,779	37.0
E&P	8,919	29.4	17,541	33.8	21,953	24.7	55,003	32.0
Corporate(a)	(18,299)	-	2,474	-	(102,653)	-	4,856	-
	$319,036	29.4%	$187,229	34.2%	$637,482	27.4%	$530,672	33.5%

(a)          Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.  Amounts reflected are net of allocations to the six operating segments. Unallocated corporate overhead for the nine months ended September 30, 2016 includes direct acquisition costs associated with the Progressive Waste acquisition, severance-related expenses payable to Progressive Waste personnel, executive officer and key employee synergy bonus, excise taxes on corporate officer and Board of Directors’ equity-compensation holdings paid by New Waste Connections and equity-based compensation expenses associated with Progressive Waste’s equity-based compensation plans continued by New Waste Connections.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 9 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue and segment EBITDA for our reportable segments for the three and nine month periods ended September 30, 2016, compared to the three and nine month periods ended September 30, 2015, are discussed below:

Segment Revenue

Revenue in our Southern segment increased $242.4 million, or 646.7%, to $279.9 million for the three months ended September 30, 2016, from $37.5 million for the three months ended September 30, 2015.  The components of the increase consisted of net revenue growth from acquisitions and divestitures closed during, or subsequent to, the three months ended September 30, 2015, of $240.1 million, solid waste volume increases of $1.0 million primarily from volume increases in residential collection, roll off collection and transfer station, net price increases of $1.0 million and other revenue increases of $0.3 million.

Revenue in our Southern segment increased $329.4 million, or 305.0%, to $437.4 million for the nine months ended September 30, 2016, from $108.0 million for the nine months ended September 30, 2015.  The components of the increase consisted of net revenue growth from acquisitions and divestitures closed during, or subsequent to, the nine months ended September 30, 2015, of $321.4 million, solid waste volume increases of $4.6 million primarily from volume increases in residential collection, roll off collection, transfer station and landfill municipal solid waste and net price increases of $3.4 million.

Revenue in our Western segment increased $16.4 million, or 7.1%, to $246.9 million for the three months ended September 30, 2016, from $230.5 million for the three months ended September 30, 2015.  The components of the increase consisted of solid waste volume increases of $10.7 million associated with residential collection, commercial collection, roll off collection, transfer station, landfill municipal solid waste and landfill special waste, net price increases of $2.9 million, increased recyclable commodity sales of $1.3 million resulting from improvements in the price of recyclable commodities, net revenue growth from acquisitions and divestitures closed during, or subsequent to, the three months ended September 30, 2015, of $1.0 million and increased intermodal revenues of $0.5 million resulting from higher intermodal cargo volume.

Revenue in our Western segment increased $44.1 million, or 6.7%, to $702.6 million for the nine months ended September 30, 2016, from $658.5 million for the nine months ended September 30, 2015.  The components of the increase consisted of solid waste volume increases of $32.2 million associated with volume increases in residential collection, commercial collection, roll off collection, transfer station, landfill municipal solid waste and landfill special waste, net price increases of $9.5 million and net revenue growth from acquisitions and divestitures closed during, or subsequent to, the nine months ended September 30, 2015, of $2.9 million, partially offset by decreases of $0.5 million from reduced E&P disposal volumes at our solid waste landfills.

Revenue in our Eastern segment increased $100.8 million, or 107.3%, to $194.8 million for the three months ended September 30, 2016, from $94.0 million for the three months ended September 30, 2015.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2015, of $98.1 million, net price increases of $2.5 million and other revenue increases of $0.2 million.

Revenue in our Eastern segment increased $173.9 million, or 64.1%, to $445.2 million for the nine months ended September 30, 2016, from $271.3 million for the nine months ended September 30, 2015.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2015, of $164.9 million, net price increases of $7.9 million and solid waste volume increases of $1.3 million primarily from volume increases in roll off collection, transfer station and landfill special waste exceeding volume decreases in residential collection, partially offset by other revenue decreases of $0.2 million.

Revenue in our Canada segment was $177.7 million and $238.3 million for the three and nine months ended September 30, 2016, respectively. Our Canada segment was formed in conjunction with the Progressive Waste acquisition on June 1, 2016; therefore, we did not recognize revenue in this segment prior to the close of the Progressive Waste acquisition.

Revenue in our Central segment increased $21.2 million, or 15.8%, to $155.3 million for the three months ended September 30, 2016, from $134.1 million for the three months ended September 30, 2015.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2015, of $21.6 million, net price increases of $4.8 million and other revenue increases of $0.2 million, partially offset by solid waste volume decreases of $5.4 million primarily from declines in residential collection, roll off collection, transfer station and landfill special waste.

Revenue in our Central segment increased $39.4 million, or 10.5%, to $414.9 million for the nine months ended September 30, 2016, from $375.5 million for the nine months ended September 30, 2015.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2015, of $31.6 million, net price increases of $14.4 million and other revenue increases of $0.3 million, partially offset by solid waste volume decreases of $4.8 million resulting from volume decreases in residential collection, transfer station and landfill special waste and decreases of $2.1 million from reduced E&P disposal volumes at our solid waste landfills.

Revenue in our E&P segment decreased $21.6 million, or 41.6%, to $30.3 million for the three months ended September 30, 2016, from $51.9 million for the three months ended September 30, 2015. The components of the decrease consisted of $21.0 million from reduced E&P volumes, $0.5 million from reduced solid waste volumes at non-E&P operations managed by our E&P segment and other revenue decreases of $0.1 million. Revenue in our E&P segment decreased $83.2 million, or 48.3%, to $88.9 million for the nine months ended September 30, 2016, from $172.1 million for the nine months ended September 30, 2015. The components of the decrease consisted of $81.3 million from reduced E&P volumes, $1.8 million from reduced solid waste volumes at non-E&P operations managed by our E&P segment and other revenue decreases of $0.1 million. During the three and nine months ended September 30, 2016, our E&P segment was adversely affected by the substantial reductions in crude oil prices that began in October 2014, and continued through 2015 and 2016, resulting in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate. The ongoing impact of the aforementioned reduction in the price of crude oil is expected to contribute to a decline in revenue at our E&P segment in 2016 of approximately 45% from 2015 levels.

Segment EBITDA

Segment EBITDA in our Southern segment increased $52.5 million, or 539.1%, to $62.2 million for the three months ended September 30, 2016, from $9.7 million for the three months ended September 30, 2015.  The increase was due primarily to an increase in revenues of $242.4 million, partially offset by a net $188.5 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $1.1 million due primarily to employee pay rate increases and $0.3 million of other net expense increases.

Segment EBITDA in our Southern segment increased $72.2 million, or 270.2%, to $98.9 million for the nine months ended September 30, 2016, from $26.7 million for the nine months ended September 30, 2015.  The increase was due primarily to an increase in revenues of $329.4 million, partially offset by a net $252.8 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $2.9 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.9 million due to variability in the timing and severity of major repairs and $0.6 million of other net expense increases.

The Progressive Waste acquisition contributed $239.6 million of revenue and $51.6 million of EBITDA to our Southern segment for the three months ended September 30, 2016. The Progressive Waste acquisition contributed $319.8 million of revenue and $68.3 million of EBITDA to our Southern segment for the nine months ended September 30, 2016. The reported EBITDA amounts include charges for allocated corporate overhead.

Segment EBITDA in our Western segment increased $7.9 million, or 10.4%, to $84.2 million for the three months ended September 30, 2016, from $76.3 million for the three months ended September 30, 2015.  The increase was due primarily to an increase in revenues of $16.4 million, a decrease in corporate overhead expense allocations of $1.5 million due to a lower overhead allocation rate and a reduction in professional fees of $0.5 million associated with prior year expenses related to new contracts and regulatory compliance, partially offset by an increase in employee benefits expenses of $2.7 million due to increased medical claims costs, an increase in direct and administrative labor and benefits expenses of $2.4 million due primarily to employee pay rate increases and increased headcount to support revenue volume increases, an increase in third-party disposal expense of $1.8 million due to increased collection volumes and disposal rate increases, an increase in taxes on revenues of $1.2 million due to increased revenues, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.0 million due to variability in the timing and severity of major repairs, an increase in expenses for uncollectable accounts receivable of $0.7 million due primarily to a large intermodal customer filing for bankruptcy and $0.7 million of other net expense increases.

Segment EBITDA in our Western segment increased $19.6 million, or 9.0%, to $237.8 million for the nine months ended September 30, 2016, from $218.2 million for the nine months ended September 30, 2015.  The increase was due primarily to an increase in revenues of $44.1 million, a decrease in fuel expense of $1.9 million due to lower market prices for diesel fuel not purchased under diesel fuel hedges, a reduction in professional fees of $1.5 million associated with prior year expenses related to new contracts and regulatory compliance and a decrease in corporate overhead expense allocations of $0.9 million due to a lower overhead allocation rate, partially offset by an increase in direct and administrative labor expenses of $8.9 million due primarily to employee pay rate increases and increased headcount to support revenue volume increases, an increase in taxes on revenues of $5.3 million due to increased revenues, an increase in third-party disposal expense of $3.8 million due to increased collection volumes and disposal rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.7 million due to variability in the timing and severity of major repairs, an increase in employee benefits expenses of $3.9 million due to increased medical claims costs, an increase in third-party trucking and transportation expenses of $1.2 million due to increased disposal volumes that require transportation to our landfills, an increase in expenses for uncollectable accounts receivable of $0.9 million due primarily to a large intermodal customer filing for bankruptcy, an increase in the cost to purchase recyclable commodities of $0.7 million and $1.4 million of other net expense increases.

Segment EBITDA in our Eastern segment increased $28.4 million, or 92.6%, to $59.0 million for the three months ended September 30, 2016, from $30.6 million for the three months ended September 30, 2015.  The increase was due primarily to an increase in revenues of $100.8 million, a decrease in corporate overhead expense allocations of $1.6 million due to a lower overhead allocation rate, a decrease in third party disposal expenses of $1.3 million due primarily to increased internal disposal of waste at our transfer stations and landfills in the Albany, NY market, a decrease in expenses for auto and workers’ compensation claims of $0.9 million due to improved safety results and a decrease in expenses for uncollectable accounts receivable of $0.8 million due primarily to the recovery of a receivable that was reserved as uncollectible in a prior period, partially offset by a net $73.1 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in employee benefits expenses of $1.6 million due to increased medical claims costs, an increase in direct and administrative labor expenses of $1.2 million due primarily to employee pay rate increases, an increase in third-party trucking and transportation expenses of $1.0 million due to increased disposal volumes that require transportation to our landfills and increased headcount to support internal growth and $0.1 million of other net expense increases.

Segment EBITDA in our Eastern segment increased $51.4 million, or 58.9%, to $138.5 million for the nine months ended September 30, 2016, from $87.1 million for the nine months ended September 30, 2015.  The increase was due primarily to an increase in revenues of $173.9 million, a decrease in fuel expense of $1.9 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, a decrease in corporate overhead expense allocations of $2.1 million due to a lower overhead allocation rate, a decrease in expenses for auto and workers’ compensation claims of $1.2 million due to improved safety results, a decrease in third party disposal expenses of $1.1 million due primarily to increased internal disposal of waste at our transfer stations and landfills in the Albany, NY market, a decrease in expenses for uncollectable accounts receivable of $0.9 million due primarily to the recovery of a receivable that was reserved as uncollectible in a prior period and $0.7 million of other net expense decreases, partially offset by a net $120.2 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $3.2 million due primarily to employee pay rate increases and increased headcount to support internal growth, an increase in employee benefits expenses of $2.4 million due to increased medical claims costs, an increase in third-party trucking and transportation expenses of $2.0 million due to increased landfill special waste volumes and transfer station volumes that require us to be responsible for the costs of transporting the waste to our disposal operations, an increase in taxes on revenues of $1.6 million due primarily to a new landfill site that commenced operations in 2015 and an increase in truck, container, equipment and facility maintenance and repair expenses of $1.0 million due to variability in the timing and severity of major repairs.

The Progressive Waste acquisition contributed $77.0 million of revenue and $18.7 million of EBITDA to our Eastern segment for the three months ended September 30, 2016. The Progressive Waste acquisition contributed $104.0 million of revenue and $26.2 million of EBITDA to our Eastern segment for the nine months ended September 30, 2016. The reported EBITDA amounts include charges for allocated corporate overhead.

Segment EBITDA in our Canada segment was $64.9 million for the three months ended September 30, 2016.  Our Canada segment was formed in conjunction with the Progressive Waste acquisition on June 1, 2016; therefore, we did not report EBITDA for this segment prior to the close of the Progressive Waste acquisition. The segment EBITDA was comprised of $177.7 million of acquired revenues, less the following expenses: direct labor and related benefits expenses of $35.6 million; disposal expenses of $20.3 million; SG&A and allocated corporate overhead expenses of $23.4 million; truck, container, equipment and facility maintenance and repair expenses of $9.9 million; third-party trucking and transportation expenses of $7.4 million; fuel expenses of $5.9 million; expenses related to the purchase and processing of recyclable commodities of $1.5 million; auto and workers’ compensation expenses of $3.0 million; and $5.8 million of all other net expenses.

Segment EBITDA in our Canada segment was $88.5 million for the nine months ended September 30, 2016.  The segment EBITDA was comprised of $238.3 million of acquired revenues, less the following expenses: direct labor and related benefits expenses of $47.9 million; disposal expenses of $26.5 million; SG&A and allocated corporate overhead expenses of $27.9 million; truck, container, equipment and facility maintenance and repair expenses of $13.2 million; third-party trucking and transportation expenses of $10.1 million; fuel expenses of $8.1 million; expenses related to the purchase and processing of recyclable commodities of $2.7 million; auto and workers’ compensation expenses of $4.0 million; and $9.4 million of all other net expenses.

Segment EBITDA in our Central segment increased $7.5 million, or 14.9%, to $58.1 million for the three months ended September 30, 2016, from $50.6 million for the three months ended September 30, 2015.  The increase was due primarily to an increase in revenues of $21.2 million, a decrease in fuel expense of $1.1 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, a decrease in corporate overhead expense allocations of $1.0 million due to a lower overhead allocation rate and a $0.5 million decrease in legal expenses due to the resolution of certain third-party claims subsequent to the prior year period, partially offset by a net $13.5 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in employee benefits expenses of $2.1 million due to increased medical claims costs, an increase in direct and administrative labor expenses of $0.6 million due primarily to employee pay rate increases and $0.1 million of other net expense increases.

Segment EBITDA in our Central segment increased $15.7 million, or 11.3%, to $154.5 million for the nine months ended September 30, 2016, from $138.8 million for the nine months ended September 30, 2015.  The increase was due primarily to an increase in revenues of $39.4 million, a decrease in fuel expense of $3.4 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, a $1.1 million decrease in legal expenses due to the resolution of certain third-party claims subsequent to the prior year period and a decrease in corporate overhead expense allocations of $0.9 million due to a lower overhead allocation rate, partially offset by a net $19.6 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $3.2 million due primarily to employee pay rate increases, an increase in employee benefits expenses of $3.6 million due to increased medical claims costs, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.4 million due to variability in the timing and severity of major repairs and $1.3 million of other net expense increases.

The Progressive Waste acquisition contributed $18.8 million of revenue and $6.3 million of EBITDA to our Central segment for the three months ended September 30, 2016. The Progressive Waste acquisition contributed $24.9 million of revenue and $8.2 million of EBITDA to our Central segment for the nine months ended September 30, 2016. The reported EBITDA amounts include charges for allocated corporate overhead.

Segment EBITDA in our E&P segment decreased $8.6 million, or 49.2%, to $8.9 million for the three months ended September 30, 2016, from $17.5 million for the three months ended September 30, 2015.  The decrease was due primarily to a $21.6 million decrease in revenues, partially offset by a decrease in corporate overhead expense allocations of $1.4 million due primarily to declines in revenue and a lower overhead allocation rate, decreased fuel expenses of $0.5 million due primarily to decreases in the price of diesel fuel and the following changes attributable to a reduction in our operations and headcount resulting from the decline in the level of drilling and production activity: decreased employee wage and benefits expenses of $4.6 million, decreased third-party trucking and transportation expenses of $1.7 million, decreased equipment repair expenses of $1.1 million, decreased cell processing and third party contractor services of $0.5 million, decreased employee travel expenses of $0.4 million, decreased disposal expenses of $0.4 million, decreased royalties on revenue of $0.3 million, decreased landfill operating supplies of $0.3 million, decreased equipment rental expenses of $0.2 million and $1.6 million of other expense decreases.

Segment EBITDA in our E&P segment decreased $33.0 million, or 60.1%, to $22.0 million for the nine months ended September 30, 2016, from $55.0 million for the nine months ended September 30, 2015.  The decrease was due primarily to a $83.2 million decrease in revenues, partially offset by decreased expenses of $5.0 million associated with costs incurred during the nine months ended September 30, 2015 for site clean-up and remediation work associated with flooding and other surface damage at two of our E&P disposal sites in New Mexico resulting from heavy precipitation affecting the sites, a decrease of $1.5 million in expenses resulting from start-up costs incurred during the nine months ended September 30, 2015 at two new E&P disposal facilities, a decrease in corporate overhead expense allocations of $3.3 million due primarily to declines in revenue and a lower overhead allocation rate, decreased fuel expenses of $2.0 million due primarily to decreases in the price of diesel fuel and the following changes attributable to a reduction in our operations and headcount resulting from the decline in the level of drilling and production activity: decreased employee wage and benefits expenses of $13.9 million, decreased third-party trucking and transportation expenses of $6.7 million, decreased cell processing and third party contractor services of $3.5 million, decreased equipment repair expenses of $3.4 million, decreased equipment rental expenses of $2.2 million, decreased landfill operating supplies of $1.6 million, decreased employee travel expenses of $1.5 million, decreased royalties on revenues of $1.1 million, decreased disposal expenses of $1.0 million and $3.5 million of other expense decreases.

Segment EBITDA at Corporate decreased $20.8 million, to a loss of $18.3 million for the three months ended September 30, 2016, from income of $2.5 million for the three months ended September 30, 2015.  The loss was due to an increase of $4.8 million resulting from severance-related expenses payable to Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the Progressive Waste acquisition, an increase in equity-based compensation expenses of $4.5 million resulting from time-lapse vesting and changes to the fair value of awards granted by Progressive Waste prior to the June 1, 2016 closing of the Progressive Waste acquisition to employees of Progressive Waste who were retained as employees of New Waste Connections following the closing and which awards were continued by New Waste Connections, an increase of $5.4 million resulting from employee relocation expenses and professional fees incurred to integrate the operations of Progressive Waste into New Waste Connections, an increase of $5.3 million resulting from the accrual of incentive compensation expenses to certain of our executive officers and key employees related to the achievement of defined synergy goals realized by New Waste Connections from the acquisition of Progressive Waste, an increase in accrued recurring cash incentive compensation expense to our management of $3.3 million due to our solid waste segments exceeding their collective financial targets in 2016 and the addition of accrued cash incentive compensation expense for the retained Progressive Waste employees, an increase in payroll expenses and employee benefits of $2.8 million due to increased corporate headcount to support the operations of Progressive Waste, annual compensation increases and expenses associated with corporate employees of Progressive Waste continuing to provide services to us over a short-term transition period, an increase in legal, accounting and information technology professional fee expenses of $2.5 million due to increased support required as a result of growth from the acquisition of Progressive Waste, an increase in deferred compensation expense of $1.4 million resulting from deferred compensation liabilities to employees increasing as a result of increases in the market value of investments to which employee deferred compensation balances are tracked, an increase in corporate travel, meetings and training expenses of $1.2 million resulting from the integration of employees of Progressive Waste into New Waste Connections, an increase in real estate rent expense of $0.3 million due primarily to expenses incurred for duplicative corporate headquarters utilized by Progressive Waste which we expect to vacate and sublease in 2017 and $1.2 million of other net expense increases, partially offset by an increase in corporate overhead allocated to our segments of $11.9 million due to an increase in total corporate expenses to support the operations acquired in the Progressive Waste acquisition. During the three months ended September 30, 2016, the allocation rate for charging corporate overhead to our segments was 2.75% of budgeted revenues, a decrease from 3.50% for the three months ended September 30, 2015, as a result of allocating our total corporate expenses over a larger group of operations resulting from the Progressive Waste acquisition.

Segment EBITDA at Corporate decreased $107.6 million, to a loss of $102.7 million for the nine months ended September 30, 2016, from income of $4.9 million for the nine months ended September 30, 2015.  The loss was due to an increase in direct acquisition costs of $31.0 million attributable primarily to the Progressive Waste acquisition, an increase of $24.2 million resulting from severance-related expenses payable to Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the Progressive Waste acquisition, an increase of $14.5 million from New Waste Connections paying excise taxes levied on the unvested or vested and undistributed equity-compensation holdings of our corporate officers and members of our Board of Directors resulting from the Progressive Waste acquisition, an increase in equity-based compensation expenses of $9.8 million resulting from time-lapse vesting and changes to the fair value of awards granted by Progressive Waste prior to the June 1, 2016 closing of the Progressive Waste acquisition to employees of Progressive Waste who were retained as employees of New Waste Connections following the closing and which awards were continued by New Waste Connections, an increase in equity-based compensation expenses of $8.0 million related to awards granted to employees of Progressive Waste prior to June 1, 2016 for which vesting was accelerated due to plan provisions regarding a change in control followed by termination of employment, an increase in equity-based compensation expenses of $2.3 million resulting from the acceleration of vesting of performance share units granted to Old Waste Connections’ management in 2014 and 2015, an increase of $5.8 million resulting from employee relocation expenses and professional fees incurred to integrate the operations of Progressive Waste into New Waste Connections, an increase of $5.3 million resulting from the accrual of incentive compensation expenses to certain of our executive officers and key employees related to the achievement of defined synergy goals realized by New Waste Connections from the acquisition of Progressive Waste, an increase in accrued recurring cash incentive compensation expense to our management of $5.1 million due to our solid waste segments exceeding their collective financial targets in 2016 and the addition of four months of accrued cash incentive compensation expense for the retained Progressive Waste employees, an increase in payroll expenses and employee benefits of $5.1 million due to increased corporate headcount to support the operations of Progressive Waste, annual compensation increases and expenses associated with corporate employees of Progressive Waste continuing to provide services to us over a short-term transition period, an increase in legal, accounting and information technology professional fee expenses of $4.6 million due to increased support required as a result of growth from the acquisition of Progressive Waste, an increase in corporate travel, meetings and training expenses of $1.9 million resulting from the integration of employees of Progressive Waste into New Waste Connections, an increase in deferred compensation expense of $1.5 million resulting from deferred compensation liabilities to employees increasing as a result of increases in the market value of investments to which employee deferred compensation balances are tracked, an increase in equity-based compensation expenses of $0.9 million associated with our annual recurring grant of restricted share units to our personnel, an increase in real estate rent expense of $0.6 million due primarily to expenses incurred for duplicative corporate headquarters utilized by Progressive Waste which we expect to vacate and sublease in 2017 and $3.4 million of other net expense increases, partially offset by an increase in corporate overhead allocated to our segments of $16.4 million due to an increase in total corporate expenses to support the operations acquired in the Progressive Waste acquisition. During the nine months ended September 30, 2016, the allocation rate for charging corporate overhead to our segments was 3.0% of budgeted revenues, a decrease from 3.5% for the nine months ended September 30, 2015, as a result of allocating our total corporate expenses over a larger group of operations resulting from the Progressive Waste acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the nine month periods ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$538,831	$463,328
Net cash used in investing activities	(153,047)	(276,997)
Net cash used in financing activities	(276,940)	(177,131)
Effect of foreign currency translation on cash and equivalents	(483)	-
Net increase in cash and equivalents	108,361	9,200
Cash and equivalents at beginning of period	10,974	14,353
Cash and equivalents at end of period	$119,335	$23,553

Operating Activities Cash Flows

For the nine months ended September 30, 2016, net cash provided by operating activities was $538.8 million.  For the nine months ended September 30, 2015, net cash provided by operating activities was $463.3 million.  The $75.5 million increase was due primarily to the following:

1)	An increase in net income of $308.7 million, adjusted for a decrease in cash flows from operating assets and liabilities, net of effects from closed acquisitions, of $78.1 million. Cash flows from changes in operating assets and liabilities, net of effects from acquisitions, was a cash outflow of $19.6 million for the nine months ended September 30, 2016 and a cash inflow of $58.5 million for the nine months ended September 30, 2015. The significant components of the $19.6 million in net cash outflows from changes in operating assets and liabilities, net of effects from closed acquisitions, for the nine months ended September 30, 2016, include the following:
a)	an increase in cash resulting from a $4.1 million increase in deferred revenue due primarily to increased solid waste collection revenues and the timing of billing for those services; less
b)	a decrease in cash resulting from a $3.7 million decrease in accounts payable and accrued liabilities due primarily to the payment of $32.7 million of direct acquisition costs incurred by Progressive Waste prior to June 1, 2016 that were assumed by us in conjunction with the acquisition, partially offset by an increase in amounts payable under our corporate procurement card program, an increase in accrued payroll-related expenses due to the timing of our bi-weekly payroll cycles, an increase in accrued interest due to the timing of interest payments under our note agreements and an increase in accrued management bonuses; less
c)	a decrease in cash resulting from an $11.2 million increase in accounts receivable due to seasonally increased revenues, without improved collection results, contributing to a higher amount of revenues remaining uncollected at the end of the comparable periods; less
d)	a decrease in cash resulting from a $8.2 million increase in prepaid expenses and other current assets due primarily to increases in prepaid income taxes and prepaid insurance premiums;
2)	An increase in depreciation expense of $92.7 million due primarily to increased depreciation expense resulting from increased capital expenditures and property, equipment and landfill assets acquired in the Progressive Waste acquisition;
3)	An increase in amortization expense of $27.3 million due primarily to intangible assets acquired in the Progressive Waste acquisition;
4)	An increase in equity-based compensation expense of $21.0 million due primarily to an increase in the total fair value of our annual recurring grant of restricted share units and performance share units to our personnel, expenses associated from time-lapse vesting and changes to the fair value of equity-based compensation awards granted to Progressive Waste employees prior to the June 1, 2016 acquisition date that continued to remain outstanding following the close of the Progressive Waste acquisition and the acceleration of vesting of performance share units granted to Old Waste Connections’ management in 2014 and 2015;
5)	An increase of $17.3 million attributable to post-closing adjustments resulting in a net decrease in the fair value of amounts payable under liability-classified contingent consideration arrangements primarily associated with the 2014 acquisition of an E&P disposal company;
6)	An increase in our provision for deferred taxes of $197.8 million due primarily to tax deductible timing differences associated with depreciation and the prior year impairment charge in our E&P segment resulting in the reduction of corresponding deferred tax liabilities; less
7)	A decrease in the loss on disposal of assets and impairments of $510.3 million due primarily to the prior year impairment of a portion of our goodwill, indefinite-lived intangible assets and property, plant and equipment within our E&P segment; less
8)	A decrease of $3.2 million attributable to an increase in the excess tax benefits associated with equity-based compensation, due to an increase in taxable income recognized by employees from equity-based compensation that is tax deductible to us.

As of September 30, 2016, we had a working capital surplus of $95.4 million, including cash and equivalents of $119.3 million.  Our working capital surplus increased $111.2 million from a working capital deficit of $15.8 million at December 31, 2015, including cash and equivalents of $11.0 million, due primarily to increased cash balances, increased prepaid income taxes and the inclusion of working capital acquired in the Progressive Waste acquisition. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $124.0 million to $153.0 million for the nine months ended September 30, 2016, from $277.0 million for the nine months ended September 30, 2015. The significant components of the decrease include the following:

1)	A decrease in cash paid for acquisitions of $98.4 million; and
2)	Cash acquired in the Progressive Waste acquisition of $65.7 million; less
3)	An increase in capital expenditures for property and equipment of $36.6 million.

Total consideration for the Progressive Waste acquisition consisted of the issuance of common shares and assumption of Progressive Waste’s debt and other liabilities. We did not transfer cash consideration to the former shareholders of Progressive Waste. Progressive Waste had cash balances totaling $65.7 million, which we acquired upon the close of the acquisition.

The increase in capital expenditures for property and equipment was due primarily to increases in expenditures for collection trucks and expenditures resulting from the November 2015 acquisition of Rock River Environmental Services, Inc. and the 2016 Progressive Waste acquisition, less a decrease in expenditures for new capital projects at our E&P operations.

Financing Activities Cash Flows

Net cash used in financing activities increased $99.8 million to $276.9 million for the nine months ended September 30, 2016, from $177.1 million for the nine months ended September 30, 2015.  The significant components of the increase include the following:

1)	An increase in net repayments of long-term borrowings of $178.5 million due primarily to increased cash provided from operations, cash acquired in the Progressive Waste acquisition, reduced proceeds from borrowings to fund payments for acquisitions and reduced proceeds from borrowings to fund payments to repurchase our common shares exceeding increased borrowings to fund capital expenditures and increases to end of period cash balances;
2)	An increase in payments of contingent consideration recorded at acquisition date of $11.9 million due primarily to the payout of the fair value of a contingent liabilities associated with the expansion of an acquired construction and demolition landfill, obtaining a permit to construct and operate a new E&P landfill operation and a solid waste acquisition achieving required earnings targets;
3)	An increase in payments for debt issuance costs of $6.9 million resulting primarily from our Credit Agreement that we entered into in June 2016 in conjunction with the Progressive Waste acquisition; and
4)	An increase in cash dividends paid of $12.8 million due primarily to an increase in our quarterly dividend rate to $0.145 per share for the nine months ended September 30, 2016, from $0.13 per share for the nine months ended September 30, 2015, and an increase in common shares outstanding resulting from the acquisition of Progressive Waste; less
5)	A decrease in payments to repurchase our common shares of $91.2 million due to no shares being repurchased during the nine months ended September 30, 2016; less
6)	An increase of $15.3 million from the sale of common shares held in trust; less
7)	An increase of $6.0 million from an increase in book overdraft due to a higher volume of outstanding checks resulting from the acquisition of Progressive Waste.

Our business is capital intensive.  Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

On July 19, 2016, our Board of Directors approved, subject to receipt of regulatory approvals, undertaking a normal course issuer bid (the “NCIB”) to purchase up to 8,770,732 of our common shares for a one-year period that expires on August 7, 2017. We received TSX approval of the NCIB on August 3, 2016. Under the NCIB, we may make share repurchases only in the open market, including on the NYSE, the TSX, and alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems would be limited to a maximum of 60,150 common shares, which represents 25% of the average daily trading volume on the TSX of 240,601 common shares for the period from June 1, 2016 to July 31, 2016, being the whole calendar month periods that our shares traded on the TSX from the June 1, 2016 closing of the Progressive Waste acquisition to the date we filed our NCIB application with the TSX. The TSX rules also allow us to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE will be 25% of the average daily trading volume for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases.

The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of the common shares and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase.

For the nine months ended September 30, 2016, we did not repurchase any common shares pursuant to the NCIB or other share repurchase programs. For the nine-month period ended September 30, 2015, Old Waste Connections repurchased 1,962,989 shares of common stock at an aggregate cost of $91.2 million. As of September 30, 2015, Old Waste Connections held 1,050,820 shares of treasury stock at a cost of $49.5 million. These shares were retired in October 2015.

The Board of Directors of Old Waste Connections authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. Cash dividends of $61.0 million and $48.2 million were paid during the nine months ended September 30, 2016 and 2015, respectively. In October 2016, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.035, from $0.145 to $0.18 per share. We cannot assure you as to the amounts or timing of future dividends.

We made $204.9 million in capital expenditures during the nine months ended September 30, 2016.  We expect to make capital expenditures of approximately $335 million in 2016 in connection with our existing business.  We have funded and intend to fund the balance of our planned 2016 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement.  In addition, we may make substantial additional capital expenditures in acquiring MSW and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital.  Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

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

As of September 30, 2016, $1.638 billion under the term loan and $357.9 million under the revolving credit facility were outstanding under our Credit Agreement, exclusive of outstanding standby letters of credit of $247.9 million.  Our Credit Agreement matures in June 2021.

As of September 30, 2016, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$3,680,316	$1,624	$68,889	$2,423,163	$1,186,640
Cash interest payments	$608,524	$102,581	$204,029	$166,073	$135,841
Contingent consideration	$71,740	$24,678	$4,631	$7,369	$35,062
Final capping, closure and post-closure	$1,455,700	$13,131	$11,824	$19,275	$1,411,470

Long-term debt payments include:

1)	$357.9 million in principal payments due June 2021 related to our revolving credit facility under our Credit Agreement. We may elect to draw amounts on our Credit Agreement in either U.S. dollar base rate loans or LIBOR loans or Canadian dollar Canadian prime rate loans or Bankers’ Acceptance loans. At September 30, 2016, $11.4 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based Canadian prime rate loans, which bear interest at the Canadian prime rate plus the applicable Canadian prime rate margin (for a total rate of 2.95% at September 30, 2016) and $346.5 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based Bankers’ Acceptance loans, which bear interest at the Canadian Dollar Offered Rate plus the applicable acceptance fee (for a total rate of 2.08% at September 30, 2016).

2)	$1.638 billion in principal payments due June 2021 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At September 30, 2016, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable LIBOR margin (for a total rate of 1.72% at September 30, 2016).

3)	$50.0 million in principal payments due 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2018 Notes bear interest at a rate of 4.00%.

4)	$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2019 Notes bear interest at a rate of 5.25%.

5)	$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2021 Notes bear interest at a rate of 4.64%.

6)	$150.0 million in principal payments due 2021 related to our new 2021 Notes. Holders of the new 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the new 2021 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The new 2021 Notes bear interest at a rate of 2.39%.

7)	$125.0 million in principal payments due 2022 related to our 2022 Notes. Holders of the 2022 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2022 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2022 Notes bear interest at a rate of 3.09%.

8)	$200.0 million in principal payments due 2023 related to our 2022 Notes. Holders of the 2023 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2023 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2023 Notes bear interest at a rate of 2.75%.

9)	$375.0 million in principal payments due 2025 related to our 2025 Notes. Holders of the 2025 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2025 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2025 Notes bear interest at a rate of 3.41%.

10)	$400.0 million in principal payments due 2026 related to our 2026 Notes. Holders of the 2026 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2026 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2026 Notes bear interest at a rate of 3.03%.

11)	$95.4 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (ranging between 0.84% and 0.96% at September 30, 2016). The tax-exempt bonds have maturity dates ranging from 2018 to 2039.

12)	$14.4 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 3.00% and 24.81% at September 30, 2016, and have maturity dates ranging from 2016 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin and the Canadian Dollar Offered Rate plus the applicable acceptance fee at September 30, 2016. We assumed the Credit Agreement is paid off when it matures in June 2021.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the expiration of the term of the swaps.

Contingent consideration payments include $51.7 million recorded as liabilities in our Condensed Consolidated Financial Statements at September 30, 2016, and $20.0 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$161,534	$27,869	$43,545	$29,410	$60,710
Unconditional purchase obligations	$29,571	$24,334	$5,237	$-	$-

____________________

(1)	We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At September 30, 2016, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 11.4 million gallons remaining to be purchased for a total of $29.6 million. The current fuel purchase contracts expire on or before December 31, 2017. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2016, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations.  We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $852.7 million and $475.5 million at September 30, 2016 and December 31, 2015, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2016, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the nine month periods ended September 30, 2016 and 2015, at all of our landfills during the respective period, is shown below (tons in thousands):

	Nine months ended September 30,
	2016		2015
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned operational landfills and landfills operated under life-of-site agreements	88	22,955	55	15,816
Operated landfills	6	427	5	390
	94	23,382	60	16,206

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests.  We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures.  Other companies may calculate adjusted free cash flow differently.  Our adjusted free cash flow for the nine month periods ended September 30, 2016 and 2015, are calculated as follows (amounts in thousands):

	Nine months ended September 30,
	2016	2015
Net cash provided by operating activities	$538,831	$463,328
Plus: Change in book overdraft	6,050	65
Plus: Proceeds from disposal of assets	3,026	1,676
Plus: Excess tax benefit associated with equity-based compensation	5,151	1,986
Less: Capital expenditures for property and equipment	(204,934)	(168,379)
Less: Distributions to noncontrolling interests	(3)	(43)
Adjustment:
Payment of contingent consideration recorded in earnings (a)	413	-
Transaction-related expenses (b)	41,748	-
Severance-related and other expenses (c)	78,521	-
Tax effect (d)	(28,537)	-
Adjusted free cash flow	$440,266	$298,633

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the addback of acquisition-related transaction costs, including excise tax payments related to the Progressive Waste acquisition.
(c)	Reflects the addback of severance-related expenses and other items, including certain professional fees, in connection with the Progressive Waste acquisition.
(d)	The aggregate tax effect of the adjustments in footnotes (a) through (c) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry.  Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted EBITDA as net income (loss), plus or minus income tax provision (benefit), plus interest expense, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income, plus foreign currency transaction loss, less foreign currency transaction gain.  We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate adjusted EBITDA differently.  Our adjusted EBITDA for the three and nine month periods ended September 30, 2016 and 2015, are calculated as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (loss)	$88,881	$(256,805)	$161,618	$(147,082)
Plus/less: Income tax provision (benefit)	42,485	(136,017)	86,750	(64,996)
Plus: Interest expense	27,621	16,367	65,291	47,386
Plus: Depreciation and amortization	152,688	68,568	319,707	199,776
Plus: Closure and post-closure accretion	3,034	978	5,908	2,920
Plus: Impairments and other operating items	7,682	493,813	4,634	494,158
Plus/less: Other expense (income), net	(671)	1,303	(179)	1,430
Less: Foreign currency transaction loss (gain)	350	-	(339)	-
Adjustments:
Plus: Transaction-related expenses (a)	310	777	46,827	1,372
Plus: Pre-existing Progressive Waste equity grants (b)	4,466	-	9,823	-
Plus: Severance-related and other expenses (c)	10,178	-	40,300	-
Plus: Synergy bonus (d)	5,300	-	5,300	-
Adjusted EBITDA	$342,324	$188,984	$745,640	$534,964

(a)	Reflects the addback of acquisition-related transaction costs, including excise tax payments related to the Progressive Waste acquisition.
(b)	Reflects equity compensation costs, including changes in fair value, associated with equity awards granted by Progressive Waste outstanding at the time of the Progressive Waste acquisition.
(c)	Reflects the addback of severance-related expenses and other items, including certain professional fees, in connection with the Progressive Waste acquisition.
(d)	Reflects the addback of bonuses accrued pursuant to the Company’s Synergy Bonus Program adopted on July 19, 2016 in connection with the Progressive Waste acquisition.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently.  Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three and nine month periods ended September 30, 2016 and 2015, are calculated as follows (amounts in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Reported net income (loss) attributable to Waste Connections	$88,617	$(257,009)	$160,948	$(147,825)
Adjustments:
Amortization of intangibles (a)	26,944	7,195	48,719	21,458
Impairments and other operating items (b)	7,682	493,813	4,634	494,158
Transaction-related expenses (c)	310	777	46,827	1,372
Pre-existing Progressive Waste equity grants (d)	4,466	-	9,823	-
Severance-related and other expenses (e)	10,178	-	40,300	-
Synergy bonus (f)	5,300	-	5,300	-
Tax effect (g)	(19,001)	(174,053)	(43,630)	(179,883)
Impact of deferred tax adjustment (h)	1,964	(4,198)	1,964	(4,198)
Adjusted net income attributable to Waste Connections	$126,460	$66,525	$274,885	$185,082

Diluted earnings (loss) per common share attributable to Waste Connections’ common shareholders:
Reported net income (loss)	$0.50	$(2.08)	$1.10	$(1.19)
Adjusted net income	$0.72	$0.54	$1.87	$1.49

Shares used in the per share calculations:
Reported diluted shares	175,766,759	123,269,902	146,709,780	123,783,217
Adjusted diluted shares (i)	175,766,759	123,644,825	146,709,780	124,118,811

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs, including excise tax payments related to the Progressive Waste acquisition.
(d)	Reflects equity compensation costs, including changes in fair value, associated with equity awards granted by Progressive Waste outstanding at the time of the Progressive Waste acquisition.
(e)	Reflects the addback of severance-related expenses and other items, including certain professional fees, in connection with the Progressive Waste acquisition.
(f)	Reflects the addback of bonuses accrued pursuant to the Company’s Synergy Bonus Program adopted on July 19, 2016 in connection with the Progressive Waste acquisition.
(g)	The aggregate tax effect of the adjustments in footnotes (a) through (f) is calculated based on the applied tax rates for the respective periods.
(h)	Reflects the elimination in 2015 of the increase to the income tax benefit primarily associated with a decrease in our deferred tax liabilities resulting from the impairment of assets in our E&P segment that impacted the geographical apportionment of our state income taxes. In 2016, reflects a change in the geographical apportionment of our deferred tax liabilities resulting from the Progressive Waste acquisition.

(i)	Reflects reported diluted shares adjusted for shares that were excluded from the reported diluted shares calculation due to us reporting a net loss during the three and nine months ended September 30, 2015.

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

At September 30, 2016, our derivative instruments included 12 interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
December 2011	$175,000	1.600%	1-month LIBOR	February 2014	February 2017
April 2014	$100,000	1.800%	1-month LIBOR	July 2014	July 2019
May 2014	$50,000	2.344%	1-month LIBOR	October 2015	October 2020
May 2014	$25,000	2.326%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
April 2016	$100,000	1.000%	1-month LIBOR	February 2017	February 2020
June 2016	$75,000	0.850%	1-month LIBOR	February 2017	February 2020
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.900%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.890%	1-month LIBOR	January 2018	January 2021

*	Plus applicable margin.

Under derivatives and hedging guidance, the interest rate swap agreements are considered cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments.  The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at September 30, 2016 and December 31, 2015, of $1.641 billion and $771.4 million, respectively, including floating rate debt under our Credit Agreement and floating rate tax-exempt bond obligations.  A one percentage point increase in interest rates on our variable-rate debt as of September 30, 2016 and December 31, 2015, would decrease our annual pre-tax income by approximately $16.4 million and $7.7 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

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

At September 30, 2016, our derivative instruments included four fuel hedge agreements as follows:

Date Entered	Notional Amount (in gallons per month)	Diesel Rate Paid Fixed (per gallon)	Diesel Rate Received Variable	Effective Date	Expiration Date
May 2015	300,000	$3.2800	DOE Diesel Fuel Index*	January 2016	December 2017
May 2015	200,000	$3.2750	DOE Diesel Fuel Index*	January 2016	December 2017
July 2016	500,000	$2.4988	DOE Diesel Fuel Index*	January 2017	December 2017
July 2016	1,000,000	$2.6345	DOE Diesel Fuel Index*	January 2018	December 2018

*	If the national U.S. on-highway average price for a gallon of diesel fuel, or average price, as published by the U.S. Department of Energy, exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional number of gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counterparty.

Under derivatives and hedging guidance, the fuel hedges are considered cash flow hedges for a portion of our forecasted diesel fuel purchases, and we apply hedge accounting to account for these instruments.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  For the year ending December 31, 2016, we expect to purchase approximately 53.8 million gallons of fuel, of which 34.4 million gallons will be purchased at market prices, 13.4 million gallons will be purchased under our fixed price fuel purchase contracts and 6.0 million gallons are hedged at a fixed price under our fuel hedge agreements. During the three month period of October 1, 2016 to December 31, 2016, we expect to purchase approximately 12.1 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining three months in 2016 would decrease our pre-tax income during this period by approximately $1.2 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 71 recycling operations and sell other collected recyclable materials to third parties for processing before resale.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the nine months ended September 30, 2016 and 2015, would have had a $5.6 million and $3.5 million impact on revenues for the nine months ended September 30, 2016 and 2015, respectively.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2016, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WASTE CONNECTIONS, INC.

Date: October 31, 2016	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: October 31, 2016	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of January 18, 2016, by and among the Registrant (f.k.a. Progressive Waste Solutions Ltd.), Water Merger Sub LLC, and Waste Connections US, Inc. (f.k.a. Waste Connections, Inc.) (incorporated by reference to Exhibit 99.2 of the Registrant’s Form 6-K filed on January 20, 2016)

3.1	Articles of Amendment dated June 1, 2016 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 7, 2016)

3.2	Articles of Amalgamation dated June 1, 2016 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 7, 2016)

3.3	By-laws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed on June 7, 2016)

10.1+	Amendment to the Waste Connections, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 22, 2016)

10.2+	Waste Connections, Inc. Synergy Bonus Program (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 22, 2016)

10.3+	Form of Deferred Share Unit Agreement for Non-Employee Directors under the Waste Connections, Inc. 2016 Incentive Award Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

99.1	Waste Connections, Inc. Compensation Recoupment Policy (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on July 22, 2016)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+ Management contract or compensatory plan, contract or arrangement