Form 10-K
period 2016-12-31
Waste Connections, Inc.
filed 2017-02-27
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   (Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 1-34370

WASTE CONNECTIONS, INC.

(Exact name of registrant as specified in its charter)

Ontario, Canada

(State or other jurisdiction of incorporation or organization)

98-1202763

(I.R.S. Employer Identification No.)

610 Applewood Crescent, 2nd Floor

Vaughan

Ontario L4K 0E3

Canada

(Address of principal executive offices)

(905) 532-7510

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, no par value (Title of each class)	New York Stock Exchange Toronto Stock Exchange (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑           No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐           No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑           No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☑

As of June 30, 2016, the aggregate market value of shares held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the New York Stock Exchange, was $12,578,614,223.

Number of common shares outstanding as of February 10, 2017:  175,428,822

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement and Management Information Circular for the 2017 Annual Meeting of Shareholders (which will be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and with the securities commissions or similar regulatory authorities in Canada within 120 days after the end of our 2016 fiscal year) are incorporated by reference into Part III hereof.

WASTE CONNECTIONS, INC.

ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1.	BUSINESS

Our Company

Waste Connections, Inc. is the third largest solid waste services company in North America, providing waste collection, transfer, disposal and recycling services in mostly exclusive and secondary markets in the U.S. and Canada. Through our R360 Environmental Solutions subsidiary, we are also a leading provider of non-hazardous exploration and production, or E&P, waste treatment, recovery and disposal services in several of the most active natural resource producing areas in the U.S. We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities.

On June 1, 2016, pursuant to the terms of the Agreement and Plan of Merger dated as of January 18, 2016 (the “Merger Agreement”), Water Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Progressive Waste Solutions Ltd. (“Merger Sub”), merged with and into Waste Connections US, Inc. (f/k/a Waste Connections, Inc.), a Delaware corporation (“Old Waste Connections”) with Old Waste Connections continuing as the surviving corporation and an indirect wholly-owned subsidiary of Waste Connections, Inc. (f/k/a Progressive Waste Solutions Ltd.), a corporation organized under the laws of Ontario, Canada (“New Waste Connections,” “Waste Connections” or the “Company”). We use the term “Progressive Waste acquisition” herein to refer to the transactions completed under the Merger Agreement, and we use the term “Progressive Waste” herein in the context of references to Progressive Waste Solutions Ltd. and its shareholders prior to the completion of the Progressive Waste acquisition on June 1, 2016. All references to “dollars” or “$” used herein refer to U.S. dollars, unless otherwise stated.

Under the terms of the Merger Agreement, Old Waste Connections’ stockholders received 2.076843 New Waste Connections common shares for each Old Waste Connections share held. Immediately following the completion of the Progressive Waste acquisition, New Waste Connections also completed (i) a consolidation whereby every 2.076843 common shares outstanding were converted into one common share (the “Consolidation”) and (ii) an amalgamation with a wholly-owned subsidiary whereby its legal name was changed from Progressive Waste Solutions Ltd. to Waste Connections, Inc. (the “Amalgamation”). Upon completion of the Progressive Waste acquisition, Old Waste Connections’ former stockholders owned approximately 70% of the Company, and Progressive Waste’s former shareholders owned approximately 30%. Following the completion of the Progressive Waste acquisition, including the Consolidation and the Amalgamation, on June 1, 2016, the common shares of New Waste Connections commenced trading on the Toronto Stock Exchange (the “TSX”) and on the New York Stock Exchange (the “NYSE”) under the ticker symbol “WCN.” The common stock of Old Waste Connections, which traded previously under the symbol “WCN,” has ceased trading on, and has been delisted from, the NYSE.

Old Waste Connections is a Delaware corporation organized in 1997. New Waste Connections is an Ontario corporation led by Old Waste Connections’ management team and the Board of Directors of New Waste Connections includes the five members of Old Waste Connections’ former board and two members from Progressive Waste’s board.

As of December 31, 2016, we served residential, commercial, industrial and E&P customers in 40 states and the District of Columbia in the U.S. and five provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Florida, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Wisconsin and Wyoming and the provinces of Alberta, British Columbia, Manitoba, Ontario and Québec.  As of December 31, 2016, we owned or operated a network of 261 solid waste collection operations, 135 transfer stations, seven intermodal facilities, 71 recycling operations, 93 active municipal solid waste, or MSW, E&P and/or non-MSW landfills, 22 E&P liquid waste injection wells and 17 E&P waste treatment and oil recovery facilities. Non-MSW landfills accept construction and demolition, industrial and other non-putrescible waste.

Our senior management team has extensive experience in operating, acquiring and integrating non-hazardous waste services businesses, and we intend to continue to focus our efforts on both internal and acquisition-based growth.  We anticipate that a part of our future growth will come from acquiring additional waste businesses and, therefore, we expect that additional acquisitions could continue to affect period-to-period comparisons of our operating results.

Our Operating Strategy

Our operating strategy seeks to improve financial returns and deliver superior shareholder value creation within the solid waste industry.  We seek to avoid highly competitive, large urban markets and instead target markets where we can attain high market share either through exclusive contracts, vertical integration or asset positioning. We also target niche markets, like E&P waste treatment and disposal services, with similar characteristics and, we believe, higher comparative growth potential. We are a leading provider of waste services in most of our markets, and the key components of our operating strategy, which are tailored to the competitive and regulatory factors that affect our markets, are as follows:

Target Secondary and Rural Markets. By targeting secondary and rural markets, we believe that we are able to achieve a higher local market share than would be attainable in more competitive urban markets, which we believe reduces our exposure to customer churn and improves financial returns. In certain niche markets, like E&P waste treatment and disposal, early mover advantage in certain rural basins may improve market positioning and financial returns given the limited availability of existing third-party-owned waste disposal alternatives.

Control the Waste Stream.  In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally owned or funded or available at multiple sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.  In addition, in certain E&P markets with “no pit” rules or other regulations that limit on-site storage or treatment of waste, control of the waste stream allows us to generate additional service revenue from the transportation, treatment and disposal of waste, thus increasing the overall scope and value of the services provided.

Optimize Asset Positioning.  We believe that the location of disposal sites within competitive markets is a critical factor to success in the waste services industry.  Given the importance of and costs associated with the transportation of waste to treatment and disposal sites, having disposal capacity proximate to the waste stream may provide a competitive advantage and serve as a barrier to entry.

Provide Vertically Integrated Services.  In markets where we believe that owning landfills is a strategic advantage to a collection operation because of competitive and regulatory factors, we generally focus on providing integrated services, from collection through disposal of solid waste in landfills that we own or operate. Similarly, we see this strategic advantage in E&P waste services where we offer closed loop systems for liquid and solid waste storage, transportation, treatment, and disposal.

Manage on a Decentralized Basis.  We manage our operations on a decentralized basis.  This places decision-making authority closer to the customer, enabling us to identify and address customers’ needs quickly in a cost-effective manner.  We believe that decentralization provides a low-overhead, highly efficient operational structure that allows us to expand into geographically contiguous markets and operate in relatively small communities that larger competitors may not find attractive.  We believe that this structure gives us a strategic competitive advantage, given the relatively rural nature of many of the markets in which we operate, and makes us an attractive buyer to many potential acquisition candidates.

As of December 31, 2016, we delivered our services from operating locations grouped into six operating segments: our Southern segment services customers located in Alabama, Arkansas, Florida, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, eastern Tennessee, Vermont, Virginia, Wisconsin and the District of Columbia; our Canada segment services customers located in the provinces of Alberta, British Columbia, Manitoba, Ontario and Québec; and our Central segment services customers located in Arizona, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming. The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.  Some E&P revenues are also included in other operating segments, where we accept E&P waste at some of our MSW landfills. In addition, a small amount of solid waste revenue is included in our E&P segment.

We manage and evaluate our business on the basis of the operating segments’ geographic characteristics, interstate waste flow, revenue base, employee base, regulatory structure, and acquisition opportunities.  Each operating segment has a regional vice president and a regional controller reporting directly to our corporate management.  These regional officers are responsible for operations and accounting in their operating segments and supervise their regional staff.  See Note 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on our segment reporting of our operations.

Each operating location has a district or site manager who has a high degree of decision-making authority for his or her operations and is responsible for maintaining service quality, promoting safety, implementing marketing programs and overseeing day-to-day operations, including contract administration.  Local managers also help identify acquisition candidates and are responsible for integrating acquired businesses into our operations and obtaining the permits and other governmental approvals required for us to operate.

Implement Operating Standards.  We develop company-wide operating standards, which are tailored for each of our markets based on industry norms and local conditions.  We implement cost controls and employee training and safety procedures and establish a sales and marketing plan for each market.  By internalizing the waste stream of acquired operations, we can further increase operating efficiencies and improve capital utilization.  We use a wide-area information system network, implement financial controls and consolidate certain accounting, personnel and customer service functions.  While regional and district management operate with a high degree of autonomy, our executive officers monitor regional and district operations and require adherence to our accounting, purchasing, safety, marketing, legal and internal control policies, particularly with respect to financial matters.  Our executive officers regularly review the performance of regional officers, district managers and operations.  We believe we can improve the profitability of existing and newly acquired operations by establishing operating standards, closely monitoring performance and streamlining certain administrative functions.

Our Growth Strategy

We tailor the components of our growth strategy to the markets in which we operate and into which we hope to expand.

Obtain Additional Exclusive Arrangements.  Our operations include market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and governmental certificates, under which we are the exclusive service provider for a specified market.  These exclusive rights and contractual arrangements create a barrier to entry that is usually obtained through the acquisition of a company with such exclusive rights or contractual arrangements or by winning a competitive bid.

We devote significant resources to securing additional franchise agreements and municipal contracts through competitive bidding and by acquiring other companies.  In bidding for franchises and municipal contracts and evaluating acquisition candidates holding governmental certificates, our management team draws on its experience in the waste industry and knowledge of local service areas in existing and target markets.  Our district management and sales and marketing personnel maintain relationships with local governmental officials within their service areas, maintain, renew and renegotiate existing franchise agreements and municipal contracts, and secure additional agreements and contracts while targeting acceptable financial returns.  Our sales and marketing personnel also expand our presence into areas adjacent to or contiguous with our existing markets, and market additional services to existing customers.  We believe our ability to offer comprehensive rail haul disposal services in the Pacific Northwest improves our competitive position in bidding for such contracts in that region.

Generate Internal Growth.  To generate internal revenue growth, our district management and sales and marketing personnel focus on increasing market penetration in our current and adjacent markets, soliciting new customers in markets where such customers have the option to choose a particular waste collection service and marketing upgraded or additional services (such as compaction or automated collection) to existing customers.  We also seek price increases necessary to offset increased costs, to improve operating margins and to obtain adequate returns on our deployed capital.  Where possible, we intend to leverage our franchise-based platforms to expand our customer base beyond our exclusive market territories.  As customers are added in existing markets, our revenue per routed truck increases, which generally increases our collection efficiencies and profitability.  In markets in which we have exclusive contracts, franchises and governmental certificates, we expect internal volume growth generally to track population and business growth.

In niche disposal markets, like E&P, our focus is on increasing market penetration, and providing additional service offerings in existing markets where appropriate. In addition, we focus on developing and permitting new treatment and disposal sites in new and existing E&P markets to position ourselves to capitalize on current and future drilling activity in those areas.

Expand Through Acquisitions.  We intend to expand the scope of our operations by continuing to acquire waste businesses in new markets and in existing or adjacent markets that are combined with or “tucked-in” to our existing operations.  We focus our acquisition efforts on markets that we believe provide significant growth opportunities for a well-capitalized market entrant and where we can compete efficiently with potential new competitors.  This focus typically highlights markets in which we can:  (1) provide waste collection services under exclusive arrangements such as franchise agreements, municipal contracts and governmental certificates; (2) gain a leading market position and provide vertically integrated collection and disposal services; or (3) gain a leading market position in a niche market through the provision of treatment and disposal services.  We believe that our experienced management, decentralized operating strategy, financial strength, size and public company status make us an attractive buyer to certain waste collection and disposal acquisition candidates.  We have developed an acquisition discipline based on a set of financial, market and management criteria to evaluate opportunities.  Once an acquisition is closed, we seek to integrate it while minimizing disruption to our ongoing operations and those of the acquired business.

In new markets, we often use an initial acquisition as an operating base and seek to strengthen the acquired operation's presence in that market by providing additional services, adding new customers and making “tuck-in” acquisitions of other waste companies in that market or adjacent markets.  We believe that many suitable “tuck-in” acquisition opportunities exist within our current and targeted market areas that may provide us with opportunities to increase our market share and route density.

The North America solid waste services industry has experienced significant consolidation over the past decade, most notably with the merger between Republic Services, Inc. and Allied Waste Industries, Inc. in 2008, the sale of the U.S. solid waste business of Veolia Environnement S.A. to Advanced Disposal Services, Inc. in 2012, and our acquisition of Progressive Waste in June 2016.  In spite of this consolidation, the solid waste services industry remains regional in nature, with acquisition opportunities available in select markets.  The E&P waste services industry is similarly regional in nature and is also highly fragmented, with acquisition opportunities available in several active natural resource basins. In some markets in both MSW and E&P waste, independent landfill, collection or service providers lack the capital resources, management skills and/or technical expertise necessary to comply with stringent environmental and other governmental regulations and to compete with larger, more efficient, integrated operators.  In addition, many of the remaining independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning.

During 2016, we acquired Progressive Waste for consideration transferred having a net fair value of $5.167 billion.  During the year ended December 31, 2016, we completed 12 other acquisitions for consideration having a net fair value of $17.1 million. During the year ended December 31, 2015, we completed 14 acquisitions, for consideration having a net fair value of $347.9 million. During the year ended December 31, 2014, we completed nine acquisitions, for consideration having a net fair value of $126.2 million.

WASTE SERVICES

Collection Services

We provide collection services to residential, commercial, municipal, industrial and E&P customers.  Our services are generally provided under one of the following arrangements:  (1) governmental certificates; (2) exclusive franchise agreements; (3) exclusive municipal contracts; (4) residential subscriptions; (5) residential contracts; or (6) commercial, industrial and E&P service agreements.

Governmental certificates, exclusive franchise agreements and exclusive municipal contracts grant us rights to provide MSW services within specified areas at established rates and are long-term in nature.  Governmental certificates, or G Certificates, are unique to the State of Washington and are awarded by the Washington Utilities and Transportation Commission, or WUTC, to solid waste collection service providers in unincorporated areas and electing municipalities.  These certificates typically grant the holder the exclusive and perpetual right to provide specific residential, commercial and/or industrial waste services in a defined territory at specified rates subject to divestiture and/or overlap or cancellation by the WUTC on specified, limited grounds.  Franchise agreements typically provide an exclusive period of seven years or longer for a specified territory; they specify a broad range of services to be provided, establish rates for the services and often give the service provider a right of first refusal to extend the term of the agreement.  Municipal contracts typically provide a shorter service period and a more limited scope of services than franchise agreements and generally require competitive bidding at the end of the contract term.  In markets where exclusive arrangements are not available, we may enter into residential contracts with homeowners’ associations, apartment owners and mobile home park operators, or work on a subscription basis with individual households.  In such markets, we may also provide commercial and industrial services under customer service agreements generally ranging from one to five years in duration.  Finally, in certain E&P markets with “no pit” rules or other regulations that limit on-site storage or treatment of waste, we offer containers and collection services to provide a closed loop system for the collection of drilling wastes at customers’ well sites and subsequent transportation of the waste to our facilities for treatment and disposal.

Landfill Disposal Services

As of December 31, 2016, we owned or operated 68 MSW landfills, 11 E&P waste landfills, which only accept E&P waste, and 14 non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste. Eight of our MSW landfills also received E&P waste during 2016. We generally own landfills to achieve vertical integration in markets where the economic and regulatory environments make landfill ownership attractive.  We also own landfills in certain markets where it is not necessary to provide collection services because we believe that we are able to attract volume to our landfills, given our location or other market dynamics. Over time, MSW landfills generate a greenhouse gas, methane, which can be converted into a valuable source of clean energy. We deploy gas recovery systems at 51 of our landfills to collect methane, which can then be used to generate electricity for local households, fuel local industrial power plants or power alternative fueled vehicles. In some cases, landfill gas generated at our landfills qualifies as a renewable fuel for which renewable fuel credits may be available.

For landfills we operate but do not own, the owner of the property, generally a municipality, usually holds the permit and we operate the landfill pursuant to a landfill operating agreement for a contracted term, which may be the life of the landfill.  Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations.  We are responsible for all final capping, closure and post-closure obligations at our operated landfills for which we have life-of-site agreements.

The expiration dates of two of our operating agreements for which the contracted term is less than the life of the landfill occur in 2017. These two landfills contributed $1.5 million of revenue during the year ended December 31, 2016. The expiration dates of four operating agreements for which the contracted term is less than the life of the landfill range from 2018 to 2024. These four landfills contributed $6.2 million of revenue during the year ended December 31, 2016. We intend to seek renewal of these contracts prior to, or upon, their expiration.

Based on remaining permitted capacity as of December 31, 2016, and projected annual disposal volumes, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements, is estimated to be approximately 28 years.  Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted.  We regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications.  We also monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek capacity expansion using a variety of factors.

We are currently seeking to expand permitted capacity at 17 of our landfills, for which we consider expansions to be probable.  Although we cannot be certain that all future expansions will be permitted as designed, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements is estimated to be approximately 33 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.

The following table reflects estimated landfill capacity and airspace changes, as measured in tons, for owned and operated landfills and landfills operated, but not owned, under life-of-site agreements (in thousands):

	2016			2015
	Permitted	Probable Expansion	Total	Permitted	Probable Expansion	Total
Balance, beginning of year	755,596	163,458	919,054	714,155	105,498	819,653
Acquired landfills	375,261	45,643	420,904	40,343	41,432	81,775
Developed landfills	9,067	-	9,067	-	-	-
Permits granted	9,858	(8,040)	1,818	9,846	(9,846)	-
Airspace consumed	(32,834)	-	(32,834)	(21,331)	-	(21,331)
Expansions initiated	-	25,320	25,320	-	21,731	21,731
Changes in engineering estimates	(12,586)	11,072	(1,514)	12,583	4,643	17,226
Balance, end of year	1,104,362	237,453	1,341,815	755,596	163,458	919,054

The estimated remaining operating lives for the landfills we own and landfills we operate under life-of-site agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2016, and December 31, 2015, are shown in the tables below.  The estimated remaining operating lives include assumptions that the operating permits are renewed.

	2016
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	3	5	14	31	11	15	79
Operated landfills under life-of-site agreements	-	3	-	1	-	4	8
	3	8	14	32	11	19	87

	2015
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	1	1	8	24	8	10	52
Operated landfills under life-of-site agreements	-	-	2	1	1	1	5
	1	1	10	25	9	11	57

The disposal tonnage that we received in 2016 and 2015 at all of our landfills is shown in the tables below (tons in thousands):

	Three months ended
	March 31, 2016		June 30, 2016		September 30, 2016		December 31, 2016		Twelve months ended
	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	December 31, 2016
Owned operational landfills and landfills operated under life-of-site agreements	59	5,182	88	7,489	88	10,284	87	9,879	32,834
Operated landfills	5	126	6	153	6	148	6	127	554
	64	5,308	94	7,642	94	10,432	93	10,006	33,388

	Three months ended
	March 31, 2015		June 30, 2015		September 30, 2015		December 31, 2015		Twelve months ended
	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	December 31, 2015
Owned operational landfills and landfills operated under life-of-site agreements	54	4,566	54	5,429	55	5,821	57	5,515	21,331
Operated landfills	5	116	5	121	5	153	5	125	515
	59	4,682	59	5,550	60	5,974	62	5,640	21,846

Transfer Station and Intermodal Services

We own or operate MSW transfer stations and E&P waste transfer stations with marine access.  Transfer stations receive, compact and/or load waste to be transported to landfills or treatment facilities via truck, rail or barge.  They extend our direct-haul reach and link collection operations or waste generators with distant disposal or treatment facilities by concentrating the waste stream from a wider area and thus providing better utilization rates and operating efficiencies.

Intermodal logistics is the movement of containers using two or more modes of transportation, usually including a rail or truck segment.  We provide these services for containerized cargo primarily to international shipping companies importing and exporting goods through the Pacific Northwest.  We also operate two intermodal facilities primarily for the shipment of waste by rail to distant disposal facilities that we do not own.  Our fleet of double-stack railcars provides dedicated direct-line haul services among terminals in Portland, Tacoma and Seattle.  We have a contract with Union Pacific railroad for the movement of containers among our intermodal operations.  We also provide our customers container and chassis sales and leasing services.

We intend to further expand our intermodal business through cross-selling efforts with our solid waste services operations.  We believe that a significant amount of solid waste is transported currently by truck, rail and barge from primarily the Seattle-Tacoma and Metro Portland areas to remote landfills in Eastern Washington and Eastern Oregon.  We believe our ability to market both intermodal and disposal services will enable us to more effectively compete for these volumes.

Recycling Services

We offer residential, commercial, industrial and municipal customers recycling services for a variety of recyclable materials, including compost, cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own or operate recycling operations and sell other collected recyclable materials to third parties for processing before resale.  The majority of the recyclables we process for sale are paper products and are shipped primarily to customers in Asia.  Changes in end market demand as well as other factors can cause fluctuations in the prices for such commodities, which can affect revenue, operating income and cash flows.  We believe that recycling will continue to be an important component of local and state solid waste management plans due to the public’s increasing environmental awareness and expanding regulations that mandate or encourage recycling.

E&P Waste Treatment, Recovery and Disposal Services

E&P waste is a broad term referring to the by-products resulting from oil and natural gas exploration and production activity. These generally include: waste created throughout the initial drilling and completion of an oil or natural gas well, such as drilling fluids, drill cuttings, completion fluids and flowback water; production wastes and produced water during a well’s operating life; contaminated soils that require treatment during site reclamation; and substances that require clean-up after a spill, reserve pit clean-up or pipeline rupture. E&P customers are oil and natural gas exploration and production companies operating in the areas that we serve. E&P revenue is therefore driven by vertical and horizontal drilling, hydraulic fracturing, production and clean-up activity; it is complemented by other services including closed loop collection systems and the sale of recovered products. E&P activity varies across market areas which are tied to the natural resource basins in which the drilling activity occurs and reflects the regulatory environment, pricing and disposal alternatives available in any given market.

Our customers are generally responsible for the delivery of their waste streams to us. We receive flowback water, produced water and other drilling and production wastes at our facilities in vacuum trucks, dump trucks or containers deposited by roll-off trucks. In certain markets, we offer bins and rails systems that capture and separate liquid and solid oilfield waste streams at our customers’ well sites and deliver the drilling and production wastes to our facilities. Waste generated by offshore drilling is delivered by supply vessel from the drilling rig to one of our transfer stations, where the waste is then transferred to our network of barges for transport to our treatment facilities.

We provide E&P waste treatment, recovery and/or disposal services from a network of E&P waste landfills, MSW landfills that also receive E&P waste, E&P liquid waste injection wells and E&P waste treatment and oil recovery facilities. Treatment processes vary by site and regulatory jurisdiction. At certain treatment facilities, loads of flowback and produced water and other drilling and production wastes delivered by our customers are sampled, assessed and tested by third parties according to state regulations. Solids contained in a waste load are deposited into a land treatment cell where liquids are removed from the solids and are sent through an oil recovery system before being injected into saltwater disposal injection wells or placed in evaporation cells that utilize specialized equipment to accelerate evaporation of liquids. In certain locations, fresh water is then added to the remaining solids in the cell to “wash” the solids several times to remove contaminants, including oil and grease, chlorides and other contaminants, to ensure the solids meet specific regulatory criteria that, in certain areas, are administered by third-party labs and submitted to the regulatory authorities.

After the washing or treatment process, the treated solids are designated “reuse materials,” and are no longer considered a waste product by state regulation. These materials are dried, removed from the treatment cells, stockpiled and compacted in designated stockpile areas on site and at certain locations are available for use as feedstock for roadbase. At certain of our facilities, during the treatment process we reclaim oil for resale and we treat and recycle liquids for re-use in our operations or for sale to third parties as fresh or brine water.

COMPETITION

The North America MSW services industry is highly competitive and requires substantial labor and capital resources.  Besides the Company, the industry includes and we compete with:  two national, publicly held solid waste companies – Waste Management, Inc. and Republic Services, Inc.; several regional, publicly held and privately owned companies; and several thousand small, local, privately owned companies, some of which we believe have accumulated substantial goodwill in their markets.  We compete for collection, transfer and disposal volume based primarily on the price and, to a lesser extent, quality of our services. We also compete with operators of alternative disposal facilities, including incinerators, and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations.  Public sector operators may have financial and other advantages over us because of their access to user fees and similar charges, tax revenues, tax-exempt financing and the ability to flow-control waste streams to publicly owned disposal facilities.

From time to time, competitors may reduce the price of their services in an effort to expand their market shares or service areas or to win competitively bid municipal contracts.  These practices may cause us to reduce the price of our services or, if we elect not to do so, to lose business.  We provide a significant amount of our residential, commercial and industrial collection services under exclusive franchise and municipal contracts and G Certificates. Exclusive franchises and municipal contracts may be subject to periodic competitive bidding.

The U.S. and Canadian MSW services industries have undergone significant consolidation, and we encounter competition in our efforts to acquire collection operations, transfer stations and landfills.  We generally compete for acquisition candidates with publicly owned regional and national waste management companies.  Accordingly, it may become uneconomical for us to make further acquisitions or we may be unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that we consider appropriate, particularly in markets we do not already serve.  Competition in the disposal industry is also affected by the increasing national emphasis in the U.S. and Canada on recycling and other waste reduction programs, which may reduce the volume of waste deposited in landfills.

Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets. We also compete in certain markets with publicly held and privately owned companies such as Waste Management, Inc., Republic Services, Inc., Clean Harbors, Inc., Secure Energy Services Inc., Nuverra Environmental Solutions, Trinity Environmental Services, LLC, Ecoserv and others. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company. The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price.

The intermodal services industry is also highly competitive.  We compete against other intermodal rail services companies, trucking companies and railroads, many of which have greater financial and other resources than we do.  Competition is based primarily on price, reliability and quality of service.

REGULATION

Introduction

Our operations in the United States and Canada, including landfills, transfer stations, solid waste transportation, intermodal operations, vehicle maintenance shops, fueling facilities and oilfield waste treatment, recovery and disposal operations, are all subject to extensive and evolving federal, state, provincial and, in some instances, local environmental, health and safety laws and regulations, the enforcement of which has become increasingly stringent. These laws and regulations may, among other things, require securing permits or other authorizations (collectively, “permits”) for regulated activities; govern the amount and type of substances that may be released or emitted into the environment in connection with our operations; impose clean-up or corrective action responsibility for releases of regulated substances into the environment; restrict the way we handle, manage or dispose of wastes; limit or prohibit our or our customers’ activities in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; require investigatory and remedial actions to mitigate pollution conditions caused by our operations or attributable to former operations; and impose specific standards addressing worker protection and health. Compliance is often costly or difficult, and the violation of these laws and regulations may result in the denial or revocation of permits, issuance of corrective action orders, assessment of administrative and civil penalties and even criminal prosecution. In many instances in the United States, liability is often “strict,” meaning it is imposed without a requirement of intent or fault on the part of the regulated entity. The environmental regulations that affect us in the United States are generally administered by the Environmental Protection Agency, or the EPA, and other federal, state and local agencies having jurisdiction over our U.S. operations.

The environmental legislation that affects us in Canada is administered by federal and provincial regulatory agencies, which have jurisdiction over certain aspects of our Canadian operations. Accordingly, the relevant Canadian federal environmental legislation that affects our operations is administered by federal departments such as Environment and Climate Change Canada and the Department of Fisheries and Oceans. Provincial and local agencies and departments administer their own environmental legislation, such as the Ontario Ministry of the Environment and Climate Change. In most instances in Canada, liability for environmental and health and safety matters is imposed without a requirement of intent on the part of the regulated entity, but is subject to a defense of due diligence.

Compliance with existing environmental regulatory requirements and permits requires significant capital and operating expenditures. It is possible that substantial costs for compliance or penalties for non-compliance may be incurred in the future. We believe that in recent years, environmental regulation of the industry has increased as have the number of enforcement actions brought by regulatory agencies. It is also possible that other developments, such as the adoption of additional or more stringent environmental laws, regulations and enforcement policies, could result in additional costs or liabilities that we cannot currently foresee or quantify. Moreover, changes in environmental laws or regulations could reduce the demand for our services and adversely impact our business. We also expend significant resources (both administrative and financial) directed toward development, expansion, acquisition, and permitting of landfills, transfer stations, and other facilities we operate. Regarding any permit issued by a regulatory agency necessary for our operations, there are no assurances that we will be able to obtain or maintain all necessary permits or that any such permit held may ultimately be renewed on the same or similar terms. Further, permits obtained impose various requirements and may restrict the size and location of disposal operations, impose limits on the types and amount of waste a facility may receive or manage, as well as a waste disposal facility’s overall capacity. Additional operational conditions or restrictions may be included in the renewal or amendment of a previously issued permit. As regulations change, our permit requirements could become more stringent and compliance may require material expenditures at our facilities, impose significant operational restraints, or require new or additional financial assurance related to our operations. Regarding any permit that has been issued, it remains subject to renewal, modification, suspension or revocation by the agency with jurisdiction.

Various laws impose clean-up or remediation liability on responsible parties, which are discussed in more detail below. Substances subject to clean-up liability have been or may have been disposed of or released on or under certain of our facility sites, including our exploration and production, or E&P, sites. At some of our facilities, we have conducted and continue to conduct monitoring or remediation of known soil and groundwater contamination and, as required, we will continue to perform such work. It is possible that monitoring or remediation could be required in the future at other facilities we own or operate or previously owned or operated. These monitoring and remediation efforts are usually overseen by environmental regulatory agencies. Further, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury or property damage allegedly caused by the release of regulated substances into the environment. In addition, from time to time, our intermodal services business undertakes the transport of hazardous materials. This transportation function is also regulated by various federal, state, provincial and potentially local agencies.

A number of major statutes and regulations apply to our operations, which are generally enforced by regulatory agencies. Typically, in the United States, federal statutes establish the general regulatory programs governing our operations, but in many instances these programs are delegated to the states, which have independent and sometimes more strict regulation. In Canada, it is typically provincial statutes that establish the primary regulatory programs governing our waste operations. Federal statutes in Canada govern certain aspects of waste management, including international and interprovincial transport of certain kinds of waste. Certain of these statutes in the United States and Canada contain provisions that authorize, under certain circumstances, lawsuits by private citizens to enforce certain statutory provisions. In addition to penalties, some of these statutes in the United States authorize an award of attorneys' fees to parties that successfully bring such an action. Enforcement actions for a violation of these statutes or for a violation of or failure to have a permit, which is required by certain of these statutes, may include administrative, civil and criminal penalties, as well as injunctive relief in some instances. In our ordinary course of business, we incur significant costs complying with these regulations and applicable standards.

A brief description of certain of the primary statutes affecting our operations is discussed below.

Laws and Regulations

A.	Waste and Hazardous Substances

1.	The Resource Conservation and Recovery Act of 1976, or RCRA

In the United States, RCRA regulates the generation, treatment, storage, handling, transportation and disposal of hazardous and non-hazardous waste and requires states to develop programs to ensure the safe disposal of solid waste. Regulations promulgated under RCRA impose broad requirements on the waste management industry. In October 1991, the EPA adopted what are known as the Subtitle D Regulations, which govern solid non-hazardous waste landfills. The Subtitle D Regulations establish, among other things, location restrictions, minimum facility design and performance standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. These and other applicable requirements, including permitting, are typically implemented by the states, but in some instances, states have enacted more stringent requirements.

Regarding the management and disposal of E&P waste, although E&P wastes may contain hazardous constituents, most E&P waste is exempt from stringent RCRA regulation as a hazardous waste. We are required to obtain permits for the land treatment and disposal of E&P waste as part of our operations. The construction, operation and closure of E&P waste land treatment and disposal operations are generally regulated at the state level. These regulations vary widely from state to state. None of our oilfield waste recycling, treatment, and disposal facilities are currently permitted to accept hazardous wastes for disposal. Some wastes handled by us that currently are exempt from regulation as hazardous wastes may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes. If the RCRA E&P waste exemption is repealed or modified, we could become subject to more rigorous and costly operating and disposal requirements.

A breach of laws or regulations governing facilities we operate may result in suspension or revocation of necessary permits, civil liability and imposition of fines and penalties. Moreover, if we experience a delay in obtaining, are unable to obtain or suffer the revocation of required permits, we may be unable to serve our customers, our operations may be interrupted and our growth and revenue may be limited.

RCRA also regulates underground storage of petroleum and other materials it defines as “regulated substances.” RCRA requires registration, compliance with technical standards for tanks, release detection and reporting and corrective action, among other things. Certain of our facilities and operations are subject to these requirements, which are typically implemented at the state level and may be more stringent in certain states.

2.	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA

CERCLA, which is also known as the “Superfund” law, established a program in the United States allowing federal authorities to provide for the investigation and clean-up of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA defines “hazardous substances” broadly. One of the primary ways that CERCLA addresses a release or threatened release of hazardous substances is by imposing strict, joint and several liability for clean-up on its broad categories of responsible parties. This means that responsible parties can bear liability without fault and that each responsible party potentially could bear liability for the entirety of clean-up costs, notwithstanding its individual contribution. Generally, responsible parties are current owners and operators of the contaminated site; former owners and operators of the site at the time when the hazardous substances were disposed; any person who arranged for treatment or disposal of the hazardous substances; and transporters who selected the disposal site. In addition to CERCLA’s liability framework, the EPA may issue orders directing responsible parties to respond to releases of hazardous substances. Further, the EPA and private parties, who have response liability to the EPA or who have incurred response costs, can bring suit against other responsible parties to seek to recover certain costs incurred in their response efforts. CERCLA also imposes liability for the cost of evaluating and remedying damage to natural resources. Various states have enacted laws analogous to and independent of CERCLA that also impose liability, which is typically strict and joint and several, for investigation, clean-up and other damages associated with the release of hazardous or other regulated substances. We may handle hazardous substances within the meaning of CERCLA, or hazardous and other substances regulated under similar state statutes, in the course of our ordinary operations. As a result, we may be jointly and severally liable under CERCLA or similar states statutes for all or part of the costs required to clean up sites if and where these hazardous substances have been released into the environment. CERCLA and these analogous state laws and regulations may also expose us to liability for acts or conditions that were in compliance with applicable laws at a prior time. Under certain circumstances, our sales of residual crude oil collected as part of the saltwater injection process could result in liability to us if the residual crude contains hazardous substances or is covered by one of the state statutes and the entity to which the oil was transferred fails to manage and, as necessary, dispose of it or components thereof in accordance with applicable laws.

3.	Canadian Waste Laws

The primary waste laws regulating our business in Canada are imposed by the provinces. These include provincial laws that regulate waste management, including requirements to obtain permits and approvals, and regulations with respect to the operation of transfer stations and landfilling sites. Each provincial jurisdiction in Canada will have its own regulatory regime; however, the key requirements under these regimes are similar across Canada. For example, the Environmental Protection Act, or the EP Act, in Ontario and its underlying regulations regulate the generation, treatment, storage, handling, transportation and disposal of wastes in Ontario, among other things. The EP Act requires an approval or, in some cases, a registration, for the establishment, operation or alteration of a waste management system (which includes all facilities or equipment used in connection with waste) or a waste disposal site. The specific terms and conditions of an approval may impose emission limits, monitoring and reporting requirements, siting and operating criteria, financial assurance or insurance and decommissioning requirements. Certain landfilling sites are subject to more stringent regulatory requirements that can include detailed prescribed design standards, leachate collection systems, landfill gas management or collection systems, and/or site closure plans including post-closure care requirements. The federal Canadian Environmental Protection Act, 1999 imposes requirements with respect to the interprovincial and international movement of hazardous wastes and hazardous recyclable material throughout Canada, among other things. The expansion or establishment of certain waste management projects including landfilling sites may also be subject to provincial or federal environmental assessment requirements.

A breach of laws or regulations governing facilities we operate may result in suspension or revocation of necessary approvals and imposition of fines and penalties. Moreover, if we experience a delay in obtaining, are unable to obtain, or suffer the revocation of required approvals, we may be unable to serve our customers, our operations may be interrupted, and our growth and revenue may be limited.

4.	Canadian Remediation Laws

There are provincial and federal laws in Canada that regulate spills and releases of substances into the environment and the remediation of contaminated sites. Clean-up of contaminated sites is primarily regulated by provincial environmental laws. Each province will have its own regulatory regime; however, the key requirements under these regimes are similar across Canada. For example, the EP Act in Ontario authorizes the agency to issue orders to responsible persons to undertake remedial or other corrective actions to investigate, monitor and remediate the discharge or presence of contaminants in the environment. These orders can generally be issued on a joint and several liability basis to persons who caused or permitted the discharge of a contaminant, as well as current and past owners of lands and persons who have or have had charge, management or control over lands. The costs to comply with an order can be very substantial. Some provincial jurisdictions provide a statutory right to compensation from the owner or person in control of a substance that is discharged into the environment to any person who suffers loss as a result. The federal government has also enacted laws that regulate the release of certain substances into the environment. We may handle many contaminants and pollutants in the course of our ordinary operations and, as a result, may be liable under provincial and federal statutes for all or part of the costs required to clean up sites if substances have been released into the environment. Under such laws, we could be required to remove previously disposed substances and wastes (including substances disposed of or released by prior owners or operators) or remediate contaminated property (including groundwater contamination, whether from prior owners or operators or other historic activities or spills).

B.	Waste Water/Stormwater Discharge

1.	The Federal Water Pollution Control Act of 1972, or the Clean Water Act

The Clean Water Act regulates the discharge of pollutants from a variety of sources, including, without limitation, solid waste disposal sites, transfer stations, and oilfield waste facilities into United States’ waters, including surface and potentially ground waters. Under the Clean Water Act, sites or facilities that discharge pollutants to waters of the United States must have a permit authorizing that discharge. If run-off or other contaminants from our owned or operated transfer stations or oilfield waste facilities, or run-off, collected leachate or other contaminants from our owned or operated landfills or other facilities is discharged into streams, rivers or other surface waters, the Clean Water Act would require a discharge permit, typically containing requirements to conduct monitoring and under certain circumstances, to treat and reduce the quantity of pollutants in such discharge. Further, if a landfill or other facility discharges waste water through a treatment works, it may be required to comply with additional permitting and other specific requirements. Also, virtually all landfills are required to comply with the EPA's storm water regulations, which are designed to prevent the introduction of contaminated storm water run-off into United States’ waters. The Clean Water Act’s spill prevention, control and countermeasure requirements require appropriate containment berms and similar structures to help contain and prevent the contamination of regulated waters in the event of a hydrocarbon storage tank release. In addition, the Clean Water Act also contains provisions which can prohibit or require permitting before development or expansion of a landfill may occur in areas designated as wetlands. Various states in which we operate or may operate in the future have been delegated authority to implement the Clean Water Act and its permitting requirements, and some of these states have adopted regulations that are more stringent than federal Clean Water Act requirements.

2.	Safe Drinking Water Act, or SDWA

Our United States E&P underground injection operations are subject to the SDWA, as well as analogous state laws and regulations. Under the SDWA, the EPA established the underground injection control, or UIC, program, which includes requirements for permitting, testing, monitoring, record keeping, and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. Certain state regulations require us to obtain permits from the applicable regulatory agencies to operate our underground injection wells. Leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of our UIC permit, fines and penalties, the incurrence of expenditures for remediation of the affected resource and potential liability to third parties for property damages.

3.	Canadian Water Protection Laws

There is legislation in Canada at both the federal and provincial levels that protects water quality and regulates the discharge of substances into the aquatic environment. Federal water pollution control authority is derived primarily from the Fisheries Act, which contains provisions for the protection of fish and fish habitat. This includes a general prohibition on the deposit of any deleterious substances into water that is frequented by fish, unless otherwise authorized. There is legislation in each provincial jurisdiction that also protects water sources and regulates water pollution. For example, in Ontario, the Ontario Water Resources Act, or OWRA, prohibits the discharge of material of any kind into any water that may impair the quality of the water. The OWRA requires that an approval be obtained for the use and operation of certain sewage and stormwater works. Such approvals typically contain monitoring requirements and impose restrictions on effluent characteristics. Other provinces in Canada have similar regimes for the protection of water. If run-off or other contaminants from our landfills, transfer stations or other waste facilities is discharged or migrates into waters, we could face significant liability under provincial and federal laws.

C.	Air Emissions

1.	The Clean Air Act, or CAA

In the United States, the CAA generally regulates the emissions of air pollutants from a variety of sources, including certain landfills and oilfield waste facilities, based on factors such as the date of the construction and tons per year of emissions of regulated pollutants. Typically, federal requirements are delegated to the states and implemented at the state level. The CAA and analogous state laws require permits for and impose other restrictions on facilities and equipment that have the potential to emit pollutants into the atmosphere. Under the CAA, a source deemed to be a major source generally must be authorized by a permit. In those situations where major source permitting is not required, typically state laws and rules will require permitting as a type of minor source. Larger landfills and landfills located in areas where the ambient air does not meet certain air quality standards called for by the CAA may be subject to even more extensive air pollution controls and emissions limitations. In addition to the potential CAA permitting of landfill facilities, CAA permitting may be required for the construction of gas collection and flaring systems, composting and other operations. In some instances, federal operating permits may be required depending on the nature and volume of air emissions.

In addition to permitting, the CAA imposes other regulatory obligations, including, in some instances, performance standards on operations and equipment. The EPA has issued what are known as new source performance standards, or NSPS, and emissions guidelines, which impose requirements regarding control of landfill gases from new and existing large landfills. The EPA has also issued regulations imposing maximum achievable control technology, or MACT, on large MSW landfills. The MACT standards impose limits on landfill emissions and often require landfill gas collection system tanks be installed. Additional or more stringent regulations of our facilities may occur in the future, which could increase operating costs or impose additional compliance burdens. On August 29, 2016, the EPA issued “Subpart XXX” that applies to MSW landfills constructed, modified or reconstructed after July 17, 2014. Subpart XXX reduces the non-methane organic compounds, or NMOC, emissions threshold at which MSW landfills must install emission controls, requires monitoring surface emissions of methane, monitoring of temperature and pressure at the well head of landfill gas collection systems and imposes other requirements. Further, the EPA promulgated “Guidelines” on August 29, 2016, known as Subpart Cf, which require states to implement similar requirements on existing landfills that are not subject to NSPS, Subpart XXX. Subpart Cf updates existing Emission Guidelines and Compliance Times for existing MSW landfills. The Subpart Cf Guidelines apply to landfills that accepted waste after November 8, 1987 and commenced construction or modification on or before July 17, 2014. Subpart XXX and Subpart Cf are intended to result in the reduction of landfill gas emissions, including methane, by lowering the thresholds where an MSW landfill must install a gas collection and control system. Subpart Cf will ultimately affect existing sources that are not affected by Subpart XXX. Compliance with these new regulatory programs could result in significant additional compliance costs, which we will incur in our ordinary course of business. In addition, state air regulatory programs may impose additional restrictions beyond federal requirements, which could also result in compliance costs. For example, some state air programs uniquely regulate odor and the emission of certain specific toxic air pollutants.

The EPA recently modified, or is in the process of modifying, other standards promulgated under the CAA in a manner which could increase our compliance costs. For example, the EPA has recently modified or discussed modifying national ambient air quality standards applicable to particulate matter, carbon monoxide, and oxides of sulfur and nitrogen, ozone and other standards to make them more stringent. It is possible these additional regulations could result in additional capital or operating expenditures. We do not believe, however, they will have a material adverse effect on our business as a whole. Further, our customers’ operations may be subject to existing and future CAA permitting and regulatory requirements that could have a material effect on their operations, which could have an adverse effect on our business.

2.	Canadian Air Quality Laws

In Canada, the primary laws regulating air emissions from our operations come from provincial laws. Provincial laws may require approvals for air emissions and may impose other restrictions on facilities and equipment that have the potential to emit pollutants into the atmosphere. Provincial laws may require the construction of landfill gas management systems, including gas collection and flaring systems, which are subject to approvals or other regulatory requirements. Failure to obtain an approval or comply with approval requirements could result in the imposition of substantial administrative or regulatory penalties.

D.	Occupational Health and Safety

1.	The Occupational Safety and Health Act of 1970, or the OSH Act

In the United States, the OSH Act is administered by the Occupational Safety and Health Administration, or OSHA, and many state agencies whose programs have been approved by OSHA. The OSH Act establishes employer responsibilities for worker health and safety, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, comply with adopted worker protection standards, maintain certain records, provide workers with required disclosures and implement certain health and safety training programs. Various OSHA standards may apply to our operations, including standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials and worker training and emergency response programs. Moreover, the Department of Transportation, OSHA and other agencies regulate and have jurisdiction concerning the transport, movement, and related safety of hazardous and other regulated materials. In some instances, state and local agencies also regulate the safe transport of such materials to the extent not preempted by federal law.

2.	Canadian Occupational Health and Safety Laws

In Canada, each province establishes and administers a provincial occupational health and safety regime. Similar to the United States, these regimes generally identify the rights and responsibilities of employers, supervisors and workers. Employers are required to implement all prescribed safety requirements and to exercise reasonable care to protect employees from workplace hazards, among other things. Various occupational health and safety standards may apply to our Canadian operations, including requirements relating to communication of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials and worker training and emergency response programs. The Federal Department of Transportation in addition to the provincial departments of transportation also have jurisdiction over the transportation of dangerous goods.

E.	Additional Regulatory Considerations

We also review regulatory developments that may affect our business, including, among others, those described below.

1.	State and Local Regulation

In addition to the federal statutes regulating our operations, each state where we operate or may operate in the future has laws and regulations governing the management, generation, storage, treatment, handling, transportation and disposal of solid waste, E&P waste, occupational safety and health, water and air pollution and, in most cases, the siting, design, operation, maintenance, corrective action, closure and post-closure maintenance of landfills and transfer stations. Further, many municipalities have enacted or could enact ordinances, local laws and regulations affecting our operations, including zoning and health measures that limit solid waste management activities to specified sites or activities. Other jurisdictions have enacted “fitness” rules focusing on companywide and overall corporate compliance history in making permitting decisions. In addition, certain jurisdictions have enacted flow control provisions that direct or restrict the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and bidding for such franchises, and bans or other restrictions on the movement of solid wastes into a municipality. Specific state and local permits for our operations may be required and may be subject to periodic renewal, modification or revocation by the issuing agencies. There has also been an increasing trend at the state and local level to mandate and encourage waste reduction at the source and recycling, and to prohibit or restrict landfill disposal of certain types of solid wastes, such as food waste, yard waste, leaves, tires, electronic equipment waste, painted wood and other construction and demolition debris. The enactment of laws or regulations reducing the volume and types of wastes available for transport to and disposal in landfills could prevent us from operating our facilities at their full capacity.

2.	Hydraulic Fracturing Regulation

We do not conduct hydraulic fracturing operations, but we do provide treatment, recovery and disposal services for the fluids used and wastes generated by our customers in such operations. Recently, there has been increased public concern regarding the alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate federal, state or local legislation that would increase the regulatory burden imposed on hydraulic fracturing. Laws and regulations have been proposed and/or adopted at the federal, state and local levels that would regulate, restrict or prohibit hydraulic fracturing operations or require the reporting and public disclosure of chemicals used in the hydraulic fracturing process. Certain states and localities have placed moratoria or bans on hydraulic fracturing or the disposal of waste therefrom, or have considered the same.

In June 2016, the EPA promulgated a rule prohibiting discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly-owned treatment works, or POTWs. Further, in June 2016, the EPA promulgated regulations known as Reg. OOOOa, which, among other things, require control of methane and VOC emissions related to certain well completions and certain tankage and equipment. Several states where we conduct business, have adopted or proposed laws and regulations to require oil and natural gas operators to disclose information concerning their operations, which could result in increased public scrutiny. The EPA has contemplated additional rule making. In May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking, or ANPR, under the Toxic Substances Control Act, or TSCA, seeking comment on whether and how the EPA should regulate the reporting or disclosure of the use of hydraulic fracturing chemical substances and mixtures and their constituents. Additionally, in December 2016, the EPA released a study on the environmental impacts of hydraulic fracturing on drinking water. In that study, the EPA found evidence that hydraulic fracturing activity can impact drinking water resources under some circumstances, but data gaps limited the EPA’s ability to fully assess the matter. The EPA is also currently conducting a detailed study of centralized waste treatment, or CWT, facilities accepting oil and gas extraction wastewater to ensure that current controls are adequate and to analyze the environmental impacts of discharges from CWTs, available treatment technologies and associated costs. The impacts of rules that the EPA has recently promulgated, is proposing or considering will be uncertain until the rules are finalized, and fully implemented.

If the EPA’s newly promulgated or proposed rules, or other new federal, state or local laws, regulations, or policies restricting hydraulic fracturing, are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities and make it more difficult or costly for our customers to perform hydraulic fracturing. Any such regulations limiting, prohibiting, or imposing operational requirements on hydraulic fracturing could reduce oil and natural gas E&P activities by our customers and, therefore, adversely affect our business. Such laws or regulations could also materially increase our costs of compliance.

3.	Disposal of Drilling Fluids

Certain of our facilities accept drilling fluids and other E&P wastes for disposal via underground injection. The disposal of drilling fluids is generally regulated at the state level, and claims, including some regulatory actions, have been brought against some owners or operators of these types of facilities for nuisance, seismic disturbances, and other claims in relation to the operation of underground injection facilities. To date, our facilities have not been subject to any such litigation, but could be in the future.

4.	Climate Change Laws and Regulations

Generally, the promulgation of climate change laws or regulations restricting or regulating greenhouse gas, or GHG, emissions could increase our costs to operate. The EPA’s current and proposed regulation of GHG emissions may adversely impact our operations. In 2009, the EPA made an endangerment finding allowing GHGs to be regulated under the CAA. The CAA requires stationary sources of air pollution to obtain New Source Review, or NSR, permits prior to construction and, in some cases, Title V operating permits. Pursuant to the EPA’s rulemakings and interpretations, certain Title V and NSR Prevention of Significant Deterioration, or PSD, permits issued on or after January 2, 2011, must address GHG emissions. As a result, new or modified emissions sources may be required to install Best Available Control Technology to limit GHG emissions. The EPA’s recently adopted Subpart XXX also requires the reduction of GHG emissions from new or modified landfills, and the Guidelines, known as Subpart Cf, published by the EPA in August 2016, will require the reduction of GHG emissions from existing landfills. In addition, the EPA’s Mandatory Greenhouse Gas Reporting Rule sets monitoring, recordkeeping, and reporting requirements applicable to certain landfills and other entities.

Certain states and many Canadian provinces have promulgated regulations and rules to limit GHG emissions through requirements of specific controls, carbon levies, cap and trade programs or other measures. These rules will affect not only our business, but also that of our customers.

Heightened regulation of our customers’ operations, could also adversely affect our business. The regulation of GHG emissions from oil and gas E&P operations may increase the costs to our customers of developing and producing hydrocarbons and, as a result, may have an indirect and adverse effect on the amount of E&P waste delivered to our facilities. On June 3, 2016, the EPA promulgated NSPS Subpart OOOOa, which in conjunction with NSPS Subpart OOOO sets methane and VOC requirements for certain new and modified sources, including hydraulically fractured oil wells, certain tankage and equipment. These rules will require, in some instances, additional emissions controls and, potentially, capital costs for equipment repair or replacement. Further, beginning in November 2016, the EPA forwarded an Information Collection Request, or ICR, to regulated E&P companies seeking information concerning methane emissions from existing sources. It is possible that the EPA may use the information developed from the ICR to propose rules affecting existing sources similar to NSPS Subpart OOOO/OOOOa.

These statutes and regulations increase our costs and our customers’ costs, and future climate change statutes and regulations may have an impact as well. If we are unable to pass such higher costs through to our customers, or if our customers’ costs of developing and producing hydrocarbons increase, our business, financial condition and operating results could be adversely affected. The impact of any potential rules affecting existing sources is uncertain.

5.	Flow Control/Interstate Waste Restrictions

Certain permits and state and local regulations, known as flow control restrictions, may limit a landfill’s or transfer station’s ability to accept waste that originates from specified geographic areas, to import out-of-state waste or wastes originating outside the local jurisdictions or to otherwise accept non-local waste. While certain courts have deemed these laws to be unenforceable, other courts have not. Certain state and local jurisdictions may seek to enforce flow control restrictions contractually. These actions could limit or prohibit the importation of wastes originating outside of local jurisdictions or direct that wastes be handled at specified facilities. These restrictions could limit the volume of wastes we can manage in jurisdictions at issue and also result in higher disposal costs for our collection operations. If we are unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected. Additionally, certain local jurisdictions have sought or may seek to impose extraterritorial obligations on our operations in an effort to affect flow control and may enforce tax and fee arrangements on behalf of such jurisdictions.

F.	Renewable Fuel

Pursuant to the Energy Independence and Security Act of 2007, the United States EPA has promulgated the Renewable Fuel Standards, or RFS, which require refiners to either blend "renewable fuels," such as ethanol and biodiesel, into their transportation fuels or to purchase renewable fuel credits, known as renewable identification numbers, or RINs, in lieu of blending. In some cases, landfill gas generated at our landfills in the United States qualifies as a renewable fuel for which RINs are available. Such RINs can be sold by the Company. The price of RINs has been extremely volatile and the value of RINs is dependent upon a variety of factors. Reductions or limitations on the requirement to blend renewable fuel would likely reduce the volume of RINs purchased to meet the RFS blending requirements. On December 12, 2016, EPA promulgated its 2017 RFS, increasing the renewable fuel volume requirements across all types of biofuels under the RFS program. However, there have been proposals to legislatively limit the RFS program in the United States. For example, in 2016, a bill (H.R. 5180) was introduced in the United States House of Representatives seeking to limit the volumes of ethanol required to be blended by refiners to no more than 9.7% of the total volume of gasoline expected to be sold or introduced into commerce in the United States. Further, in January 2017, implementation of the rule setting 2017 renewable volume requirements was temporarily delayed for further review.

In Canada, the Renewable Fuels Regulations under the Canadian Environmental Protection Act, 1999 require producers and importers of gasoline, diesel fuel and heating distillate to acquire a certain number of renewable fuel compliance units, or Compliance Units, in connection with the volumes of fuel they produce or import. Compliance Units can be generated in a number of ways, including through the blending of renewable fuel into liquid petroleum fuels. In some cases, landfill gas generated at our landfills in Canada qualifies as a renewable fuel that can be sold by our Company to blenders or refiners for the purpose of creating Compliance Units. Certain provincial jurisdictions in Canada also impose obligations to incorporate renewable fuels into fuels that are distributed within the jurisdiction. The price for our renewable fuel in Canada is dependent on a variety of factors, including demand. The Canadian federal government announced in 2016 that it will be developing a new clean fuel standard in the future that would provide more flexibility with respect to how to achieve lower carbon fuels in Canada. At this time, we do not know how a future clean fuel standard in Canada could impact demand for our renewable fuel.

A significant reduction in the value of RINs in the United States or the price paid for our renewable fuel in Canada could adversely impact our reported results.

G.	Regulation of Naturally Occurring Radioactive Metals, or NORM

Certain states have enacted laws and regulations regulating NORM. In the course of our E&P waste operations, some of our equipment involved in E&P waste management and disposal may be exposed to naturally occurring radiation associated with oil and gas deposits. Further, certain E&P wastes we handle could be NORM contaminated. NORM wastes exhibiting levels of naturally occurring radiation exceeding established state standards are typically subject to special handling and disposal requirements, and any storage vessels, piping, equipment and work area affected by NORM waste may be subject to remediation or restoration requirements. It is possible that we may incur significant costs or liabilities associated with inadvertently handling NORM contaminated waste or equipment that becomes NORM contaminated based on exposure or contact with elevated levels of NORM.

H.	Extended Producer Responsibility, or EPR, Regulations

EPR regulations place certain responsibility on product manufacturers or suppliers to assume certain waste management or recycling responsibility for their products after such products’ useful life. EPR regulations have yet to be promulgated at the federal level in the United States, but have been promulgated or considered in state and local jurisdictions in the United States. EPR regulations could have an adverse effect on our business if enacted at the federal level or if widely enacted by state or local governments. Numerous provincial jurisdictions in Canada have promulgated EPR regulations and other programs that mandate or encourage waste reduction and restrict the landfill disposal of certain types of waste. The enactment of new and more stringent regulations reducing the types or volumes of wastes available for disposal in landfills could impact our future operations.

I.	State Public Utility Regulation

In some states, public authorities regulate the rates that landfill operators may charge. The adoption of rate regulation or the reduction of current rates in states in which we own or operate landfills could adversely affect our business, financial condition and operating results.

RISK MANAGEMENT, INSURANCE AND FINANCIAL SURETY BONDS

Risk Management

We maintain environmental and other risk management programs that we believe are appropriate for our business.  Our environmental risk management program includes evaluating existing facilities and potential acquisitions for environmental law compliance.  We do not presently expect environmental compliance costs to increase materially above current levels, but we cannot predict whether future acquisitions will cause such costs to increase.  We also maintain a worker safety program that encourages safe practices in the workplace.  Operating practices at our operations emphasize minimizing the possibility of environmental contamination and litigation.  Our facilities comply in all material respects with applicable federal, state and provincial regulations.

Insurance

We have a high deductible or self-insured retention insurance program for automobile liability, general liability, employer’s liability claims, environmental liability, cyber liability, employment practices liability and directors’ and officers’ liability as well as for employee group health insurance, property and workers’ compensation.  Our loss exposure for insurance claims is generally limited to per incident deductibles or self-insured retentions.  Losses in excess of deductible or self-insured retention levels are insured subject to policy limits.

Under our current company-wide insurance program, we carry per incident deductibles or self-insured retentions of $1 million for directors’ and officers’ liability claims.  We also have a policy covering risks associated with cyber liability that has a $500,000 self-insured retention. Additionally, we have umbrella policies with insurance companies for automobile liability, general liability and employer’s liability. Our property insurance limits are in accordance with the replacement values of the insured property.  From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under our liability insurance policies.

Under our current insurance program for our U.S. operations, we carry per incident deductibles or self-insured retentions of $2 million for automobile liability claims, $1.5 million for workers’ compensation and employer’s liability claims, $1 million for general liability claims, $250,000 for employee group health insurance and employment practices liability, and $100,000 for property claims, subject to certain additional terms and conditions.  Since workers’ compensation is a statutory coverage limited by the various state jurisdictions, the umbrella coverage is not applicable.  We carry environmental protection insurance which has a $250,000 per incident deductible.  This insurance policy covers all owned or operated landfills, certain transfer stations and other facilities, subject to the policy terms and conditions.  Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage.  Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Under our current insurance program for our Canadian operations, we carry per incident deductibles or self-insured retentions of $500,000 for automobile liability claims and $130,000 for property claims.  Since workers’ compensation is a provincial coverage limited by the various province jurisdictions, the umbrella coverage is not applicable.  Employees are eligible to receive health coverage under Canada's public health care system and, in addition, most employees of our Canadian operations are eligible to participate in group medical and drug coverage plans sponsored by the Company. We carry environmental protection insurance which has a $100,000 per incident deductible.  This insurance policy covers all owned or operated landfills, certain transfer stations and other facilities, subject to the policy terms and conditions.  Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage.  Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Financial Surety Bonds

We use financial surety bonds for a variety of corporate guarantees.  The financial surety bonds are primarily used for guaranteeing municipal contract performance and providing financial assurances to meet asset closure and retirement requirements under certain environmental regulations.  In addition to surety bonds, such guarantees and obligations may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted asset deposits. At December 31, 2016 and 2015, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $589.3 million and $353.8 million, respectively, to secure our asset closure and retirement requirements and $273.5 million and $121.7 million, respectively, to secure performance under collection contracts and landfill operating agreements.

We source financial surety bonds from a variety of third-party insurance and surety companies, including a company in which we own a 9.9% interest that, among other activities, issues financial surety bonds to secure landfill final capping, closure and post-closure obligations for companies operating in the solid waste sector.

EMPLOYEES

At December 31, 2016, we had 14,671 employees, of which 2,488, or approximately 17.0% of our workforce, were employed under collective bargaining agreements. The majority of our collective bargaining agreements are with the Teamsters Union in both the U.S. and Canada.  These collective bargaining agreements are renegotiated periodically.  We have 14 collective bargaining agreements covering 728 employees that have expired or are set to expire during 2017.  We do not expect any significant disruption in our overall business in 2017 as a result of labor negotiations, employee strikes or organizational efforts by labor unions or their representatives.

SEASONALITY

We expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters.  This seasonality reflects (a) the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in Canada and the U.S., and (b) reduced E&P activity during harsh weather conditions, with expected fluctuation due to such seasonality between our highest and lowest quarters of approximately 10%.  In addition, some of our operating costs may be higher in the winter months.  Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs.  Greater precipitation in the winter increases the weight of collected MSW, resulting in higher disposal costs, which are calculated on a per ton basis.

EXECUTIVE OFFICERS OF THE REGISTRANT

For purposes of this section, references to “WCI” shall mean Old Waste Connections prior to June 1, 2016 and New Waste Connections on and after June 1, 2016. The following table sets forth certain information concerning our executive officers as of February 10, 2017:

NAME	AGE	POSITIONS
Ronald J. Mittelstaedt (1)	53	Chief Executive Officer and Chairman
Steven F. Bouck	59	President
Darrell W. Chambliss	52	Executive Vice President and Chief Operating Officer
Worthing F. Jackman	52	Executive Vice President and Chief Financial Officer
Matthew S. Black	44	Senior Vice President and Chief Tax Officer
David G. Eddie	47	Senior Vice President and Chief Accounting Officer
David M. Hall	59	Senior Vice President – Sales and Marketing
James M. Little	55	Senior Vice President – Engineering and Disposal
Patrick J. Shea	46	Senior Vice President, General Counsel and Secretary
Robert M. Cloninger	44	Vice President, Deputy General Counsel and Assistant Secretary
Keith P. Gordon	53	Vice President – Information Systems
Eric O. Hansen	51	Vice President – Chief Information Officer
Michelle L. Little	43	Vice President – Accounting
Shawn W. Mandel	50	Vice President – Safety and Risk Management
R. Shawn McCash	54	Vice President – Engineering
Susan R. Netherton	47	Vice President – People, Training and Development
Scott I. Schreiber	60	Vice President – Equipment and Operations Support
Gregory Thibodeaux	50	Vice President – Maintenance and Fleet Management
Mary Anne Whitney	53	Vice President – Finance
Colin G. Wittke	54	Vice President – Sales
Richard K. Wojahn	59	Vice President – Business Development

(1)	Member of the Executive Committee of the Board of Directors.

Ronald J. Mittelstaedt has served as Chief Executive Officer and a director of WCI since its formation in 1997, and was elected Chairman in January 1998. Mr. Mittelstaedt also served as President of WCI from its formation through August 2004. Mr. Mittelstaedt has more than 27 years of experience in the solid waste industry. Mr. Mittelstaedt serves as a director of SkyWest, Inc. Mr. Mittelstaedt holds a B.A. degree in Business Economics with a finance emphasis from the University of California at Santa Barbara.

Steven F. Bouck has served as President of WCI since September 1, 2004. From February 1998 to that date, Mr. Bouck served as Executive Vice President and Chief Financial Officer of WCI. Mr. Bouck held various positions with First Analysis Corporation from 1986 to 1998, focusing on financial services to the environmental industry. Mr. Bouck holds B.S. and M.S. degrees in Mechanical Engineering from Rensselaer Polytechnic Institute, and an M.B.A. in Finance from the Wharton School of Business.

Darrell W. Chambliss has been Executive Vice President and Chief Operating Officer of WCI since October 2003. From October 1, 1997, to that date, Mr. Chambliss served as Executive Vice President – Operations of WCI. Mr. Chambliss has more than 26 years of experience in the solid waste industry. Mr. Chambliss holds a B.S. degree in Business Administration from the University of Arkansas.

Worthing F. Jackman has been Executive Vice President and Chief Financial Officer of WCI since September 1, 2004. From April 2003 to that date, Mr. Jackman served as Vice President – Finance and Investor Relations of WCI. Mr. Jackman held various investment banking positions with Alex. Brown & Sons, now Deutsche Bank Securities, Inc., from 1991 through 2003, including most recently as a Managing Director within the Global Industrial & Environmental Services Group. In that capacity, he provided capital markets and strategic advisory services to companies in a variety of sectors, including solid waste services. Mr. Jackman serves as a director for Quanta Services, Inc. He holds a B.S. degree in Finance from Syracuse University and an M.B.A. from the Harvard Business School.

Matthew S. Black has been Senior Vice President and Chief Tax Officer of WCI since January 2017. From March 2012 to that date, Mr. Black served as Vice President and Chief Tax Officer of WCI. From December 2006 to March 2012, Mr. Black served as Executive Director of Taxes of WCI. Mr. Black served as Tax Director for The McClatchy Company from April 2001 to November 2006, and served as Tax Manager from December 2000 to March 2001. From January 1994 to November 2000, Mr. Black held various positions, including Tax Manager, for PricewaterhouseCoopers LLP. Mr. Black is a Certified Public Accountant and holds a B.S. degree in Accounting and Master’s degree in Taxation from California State University, Sacramento.

David G. Eddie has been Senior Vice President and Chief Accounting Officer of WCI since January 2011. From February 2010 to that date, Mr. Eddie served as Vice President – Chief Accounting Officer of WCI. From March 2004 to February 2010, Mr. Eddie served as Vice President – Corporate Controller of WCI. From April 2003 to February 2004, Mr. Eddie served as Vice President – Public Reporting and Compliance of WCI. From May 2001 to March 2003, Mr. Eddie served as Director of Finance of WCI. Mr. Eddie served as Corporate Controller for International Fibercom, Inc. from April 2000 to May 2001. From September 1999 to April 2000, Mr. Eddie served as WCI’s Manager of Financial Reporting. From September 1994 to September 1999, Mr. Eddie held various positions, including Audit Manager, for PricewaterhouseCoopers LLP. Mr. Eddie is a Certified Public Accountant and holds a B.S. degree in Accounting from California State University, Sacramento.

David M. Hall has been Senior Vice President – Sales and Marketing of WCI since October 2005. From August 1998 to that date, Mr. Hall served as Vice President – Business Development of WCI. Mr. Hall has more than 29 years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. Mr. Hall received a B.S. degree in Management and Marketing from Missouri State University.

James M. Little has been Senior Vice President – Engineering and Disposal of WCI since February 2009. From September 1999 to that date, Mr. Little served as Vice President – Engineering of WCI. Mr. Little held various management positions with Waste Management, Inc. (formerly USA Waste Services, Inc., which acquired Waste Management, Inc. and Chambers Development Co. Inc.) from April 1990 to September 1999, including Regional Environmental Manager and Regional Landfill Manager, and most recently Division Manager in Ohio, where he was responsible for the operations of ten operating companies in the Northern Ohio area. Mr. Little is a certified professional geologist and holds a B.S. degree in Geology from Slippery Rock University.

Patrick J. Shea has been Senior Vice President, General Counsel and Secretary of WCI since August 2014. From February 2009 to August 2014, Mr. Shea served as Vice President, General Counsel and Secretary of WCI. He served as General Counsel and Secretary of WCI from February 2008 to February 2009 and Corporate Counsel of WCI from February 2004 to February 2008. Mr. Shea practiced corporate and securities law with Brobeck, Phleger & Harrison LLP in San Francisco from 1999 to 2003 and Winthrop, Stimson, Putnam & Roberts (now Pillsbury Winthrop Shaw Pittman LLP) in New York and London from 1995 to 1999. Mr. Shea holds a B.S. degree in Managerial Economics from the University of California at Davis and a J.D. degree from Cornell University.

Robert M. Cloninger has been Vice President, Deputy General Counsel and Assistant Secretary of WCI since August 2014. From February 2013 to August 2014, Mr. Cloninger served as Deputy General Counsel of WCI. He served as Corporate Counsel of WCI from February 2008 to February 2013. Mr. Cloninger practiced corporate, securities and mergers and acquisitions law with Schiff Hardin LLP in Chicago from 1999 to 2004 and Downey Brand LLP in Sacramento from 2004 to 2008. Mr. Cloninger holds a B.A. degree in History from Northwestern University and a J.D. degree from the University of California at Davis.

Keith P. Gordon has been Vice President – Information Systems of WCI since January 2017. From September 2010 to that date, Mr. Gordon served as Director of Information Systems of WCI. Prior to joining WCI, he spent 14 years in leadership roles with CableData, DST Innovis and Amdocs, Inc. leading an international software development organization, as well as serving as CTO for a startup company that was acquired by LivingSocial. Mr. Gordon spent 11 years as an Army officer in a number of leadership positions including Company Commander and Battalion staff positions. Mr. Gordon has a B.S. in Mechanical Engineering from United States Military Academy, West Point, and M.S. in Computer Science from Stanford University.

Eric O. Hansen has been Vice President – Chief Information Officer of WCI since July 2004. From January 2001 to that date, Mr. Hansen served as Vice President – Information Technology of WCI. From April 1998 to December 2000, Mr. Hansen served as Director of Management Information Systems of WCI. Mr. Hansen holds a B.S. degree from Portland State University.

Michelle L. Little has been Vice President – Accounting of WCI since January 2017. From December 2007 to that date, Ms. Little served as Director of Accounting of WCI. From 2001 to 2006, Ms. Little held various accounting positions at companies including Apple Computer and Pearson Education. From September 1996 to June 2001, Ms. Little held various positions, including Manager in Transaction Services, for PricewaterhouseCoopers LLP. Ms. Little is a Certified Public Accountant and holds a B.S. degree in Business Administration with a concentration in Accounting from California Polytechnic State University, San Luis Obispo.

Shawn W. Mandel has been Vice President – Safety and Risk Management of WCI since January 2017. From May 2011 to that date, Mr. Mandel served as Director of Safety of WCI. From 1995 to 2011, Mr. Mandel held various Safety leadership positions with Republic Services (formerly Browning-Ferris Industries and Allied Waste) including Director of Safety. Mr. Mandel holds a B.A. degree in Business Administration from National University.

R. Shawn McCash has been Vice President – Engineering of WCI since the completion of the Progressive Waste acquisition on June 1, 2016. From January 2014 to May 2016, he served as Vice President, Environmental Management and Technology Group of Progressive Waste Solutions Ltd. From April 2004 to June 2012, he served as Senior Vice President, Landfill Operations & Engineering of Waste Services, Inc. Prior to that time, he held various engineering, environmental and construction roles with Allied Waste Industries, Laidlaw Waste Systems, Chambers Development Company and Chemical Waste Management. Mr. McCash has over 29 years of experience in the waste management industry and earned a Bachelor of Science degree in Civil Engineering in 1987 from Texas Tech University.

Susan R. Netherton has been Vice President – People, Training and Development of WCI since July 2013. From February 2007 to July 2013, Ms. Netherton served as Director of Human Resources and Employment Manager of WCI. From 1994 to 2007, Ms. Netherton held various human resources positions at Carpenter Technology Corporation, a publicly-traded, specialty metals and materials company. Ms. Netherton holds a B.S. in Elementary Education from Kutztown University and an M.B.A. from St. Mary’s College of California.

Scott I. Schreiber has been Vice President – Equipment and Operations Support of WCI since the completion of the Progressive Waste acquisition on June 1, 2016. From February 2009 to that date, Mr. Schreiber served as Vice President – Disposal Operations of WCI. From October 1998 to February 2009, he served as Director of Landfill Operations of WCI. Mr. Schreiber has more than 36 years of experience in the solid waste industry. From September 1993 to September 1998, Mr. Schreiber served as corporate Director of Landfill Development and corporate Director of Environmental Compliance for Allied Waste Industries, Inc. From August 1988 to September 1993, Mr. Schreiber served as Regional Engineer (Continental Region) and corporate Director of Landfill Development for Laidlaw Waste Systems Inc. From June 1979 to August 1988, Mr. Schreiber held several managerial and technical positions in the solid waste and environmental industry. Mr. Schreiber holds a B.S. degree in Chemistry from the University of Wisconsin at Parkside.

Gregory Thibodeaux has been Vice President – Maintenance and Fleet Management of WCI since January 2011. From January 2000 to that date, Mr. Thibodeaux served as Director of Maintenance of WCI. Mr. Thibodeaux has more than 30 years of experience in the solid waste industry having held various management positions with Browning Ferris Industries, Sanifill, and USA Waste Services, Inc. Before coming to Waste Connections, Mr. Thibodeaux served as corporate Director of Maintenance for Texas Disposal Systems.

Mary Anne Whitney has been Vice President - Finance of WCI since March 2012. From November 2006 to that date, Ms. Whitney served as Director of Finance of WCI. Ms. Whitney held various finance positions for Wheelabrator Technologies from 1990 to 2001. Ms. Whitney holds a B.A. degree in Economics from Georgetown University and an M.B.A. in Finance from New York University Stern School of Business.

Colin G. Wittke has been Vice President – Sales of WCI since the completion of the Progressive Waste acquisition on June 1, 2016. From June 2011 to that date, he served as Vice President, Sales and Marketing of Progressive Waste Solutions Ltd. Prior to that time, Mr. Wittke held various roles with Waste Management, Inc. for 19 years, including the position of Vice President, Sales and Customer Service. He has more than 28 years of experience in the solid waste industry. Mr. Wittke holds a BSc in Finance (cum laude) from Biola University in La Mirada, California.

Richard K. Wojahn has been Vice President – Business Development of WCI since February 2009. From September 2005 to that date, Mr. Wojahn served as Director of Business Development of WCI. Mr. Wojahn served as Vice President of Operations for Mountain Jack Environmental Services, Inc. (which was acquired by WCI in September 2005) from January 2004 to September 2005. Mr. Wojahn has more than 35 years of experience in the solid waste industry having held various management positions with Waste Management, Inc. and Allied Waste Industries, Inc. Mr. Wojahn attended Western Illinois University.

AVAILABLE INFORMATION

Our corporate website address is http://www.wasteconnections.com. We make our reports on Forms 10-K, 10-Q and 8-K and any amendments to such reports available on our website free of charge as soon as reasonably practicable after we file them with or furnish them to the Securities and Exchange Commission, or SEC, and with the securities commissions or similar regulatory authorities in Canada. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549, and on the System for Electronic Document Analysis and Retrieval at www.sedar.com maintained by the securities commissions or similar regulatory authorities in Canada. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The references to our website address, the SEC’s website address and the website maintained by the securities commissions or similar regulatory authorities in Canada do not constitute incorporation by reference of the information contained in those websites and should not be considered part of this document.

ITEM 1A.	RISK FACTORS

Certain statements contained in this Annual Report on Form 10-K are forward-looking in nature, including statements related to the impact of global economic conditions, including the price of crude oil, on our volume, business and results of operations; our ability to generate internal growth or expand permitted capacity at landfills we own or operate; our ability to grow through acquisitions and our expectations with respect to the impact of acquisitions on our expected revenues and expenses following the integration of such businesses; the competitiveness of our industry and how such competition may affect our operating results; our ability to provide adequate cash to fund our operating activities; our ability to draw from our credit facility or raise additional capital; our ability to generate free cash flow and reduce our leverage; the effects of landfill special waste projects on volume results; the impact that price increases may have on our business and operating results; demand for recyclable commodities and recyclable commodity pricing; the effects of seasonality on our business and results of operations; our ability to obtain additional exclusive arrangements; increasing alternatives to landfill disposal; increases in labor and pension plan costs or the impact that labor union activity may have on our operating results; our expectations with respect to the purchase of fuel and fuel prices; our expectations with respect to capital expenditures; our expectations with respect to the outcomes of our legal proceedings; the impairment of our goodwill; insurance costs; disruptions to or breaches of our information systems and other cybersecurity threats; environmental, health and safety laws and regulations, including changes to the regulation of landfills, solid waste disposal, E&P waste disposal, or hydraulic fracturing; and our ability to integrate successfully the businesses and operations of Progressive Waste following the Progressive Waste acquisition. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy. Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements.  Factors that could cause actual results to differ from those projected include, but are not limited to, those listed below and elsewhere in this Annual Report on Form 10-K.  There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business.  We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change.

Our industry is highly competitive and includes companies with lower prices, return expectations or other advantages, and governmental service providers, which could adversely affect our ability to compete and our operating results.

Our industry is highly competitive and requires substantial labor and capital resources.  Some of the markets in which we compete or will seek to compete are served by one or more large, national companies, as well as by regional and local companies of varying sizes and resources, some of which we believe have accumulated substantial goodwill in their markets.  Some of our competitors may also have greater name recognition than we do, or be able to provide or be willing to bid their services at a lower price than we may be willing to offer.  In addition, existing and future competitors may develop or offer services or new technologies, new facilities or other advantages. Our inability to compete effectively could hinder our growth or negatively impact our operating results.

In our solid waste business, we also compete with counties, municipalities and solid waste districts that maintain or could in the future choose to maintain their own waste collection and disposal operations, including through the implementation of flow control ordinances or similar legislation.  These operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

In our E&P waste business, we compete for disposal volumes with existing facilities owned by third parties (including those owned by municipalities or quasi-governmental entities), and we face potential competition from new facilities that are currently under development. Increased competition in certain markets may result in lower pricing and decreased volumes at our facilities. In addition, customers in certain markets may decide to use internal disposal methods for the treatment and disposal of their waste.

We may lose contracts through competitive bidding, early termination or governmental action.

We derive a significant portion of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and certificates issued by Washington state known as G Certificates.  Many franchise agreements and municipal contracts are for a specified term and are, or will be, subject to competitive bidding in the future.  For example, we have approximately 520 contracts, representing approximately 3.4% of our annual revenues, which are set for expiration or automatic renewal on or before December 31, 2017. Although we intend to bid on additional municipal contracts and franchise agreements, we may not be the successful bidder.  In addition, some of our customers, including municipalities, may terminate their contracts with us before the end of the terms of those contracts.  Similar risks may affect our contracts to operate municipally-owned assets, such as landfills.

Governmental action may also affect our exclusive arrangements.  Municipalities may annex unincorporated areas within counties where we provide collection services.  As a result, our customers in annexed areas may be required to obtain services from competitors that have been previously franchised by the annexing municipalities to provide those services.  For example, municipalities in the State of Washington may, by law, annex any unincorporated territory, which could remove such territory from an area covered by a G Certificate issued to us by the Washington Utilities and Transportation Commission, or WUTC.  Such occurrences could subject more of our Washington operations to competitive bidding.  Moreover, legislative action could amend or repeal the laws governing WUTC regulation, which could harm our competitive position by subjecting more areas to competitive bidding and/or overlapping service.  In addition, municipalities in which we provide services on a competitive basis may elect to franchise those services to other service providers.  Unless we are awarded franchises by these municipalities, we will lose customers.  Municipalities may also decide to provide services to their residents themselves, on an optional or mandatory basis, causing us to lose customers.  If we are not able to replace revenues from contracts lost through competitive bidding or early termination or from the renegotiation of existing contracts with other revenues within a reasonable time, our revenues could decline.

Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones.

We currently own and/or operate 93 landfills throughout the United States and Canada.  Our ability to meet our financial and operating objectives may depend in part on our ability to acquire, lease, or renew landfill operating permits, expand existing landfills and develop new landfill sites, especially in our E&P waste business.  It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations.  Although the process generally takes less time, the process of obtaining permits and approvals for E&P landfills has similar uncertainties. Operating permits for landfills in states and provinces where we operate must generally be renewed every five to ten years, although some permits are required to be renewed more frequently.  These operating permits often must be renewed several times during the permitted life of a landfill.  The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by special interest and other groups, and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law, or burdensome terms and conditions being imposed on our operations.  We may not be able to obtain new landfill sites or expand the permitted capacity of our landfills when necessary and may be required to expense up to the carrying value of the landfill or expansion project, less the recoverable value of the property and other amounts recovered.  Obtaining new landfill sites is important to our expansion into new, non-exclusive solid waste markets and in our E&P waste business.  If we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter that market.  Expanding existing landfill sites is important in those markets where the remaining lives of our landfills are relatively short.  We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the lives of these landfills.  Any of these circumstances could adversely affect our operating results.

Increases in labor costs could impact our financial results.

Labor is one of our highest costs and relatively small increases in labor costs per employee could materially affect our cost structure.  We compete with other businesses in our markets for qualified employees and the labor supply is sometimes tight in our markets.  In our E&P waste business, for example, we are exposed to the cyclical variations in demand that are particular to the development and production of oil and natural gas. A shortage of qualified employees would require us to incur additional costs related to wages and benefits, to hire more expensive temporary employees or to contract for services with more expensive third-party vendors.

Price increases may not be adequate to offset the impact of increased costs, or may cause us to lose customers.

We seek price increases necessary to offset increased costs, to improve operating margins and to obtain adequate returns on our deployed capital.  Contractual, general economic, competitive or market-specific conditions may limit our ability to raise prices.  As a result of these factors, we may be unable to offset increases in costs, improve operating margins and obtain adequate investment returns through price increases.  We may also lose customers to lower-price competitors. In some cases, certain volume losses related to operations we acquired in the Progressive Waste acquisition will be deliberate and may not reflect current economic conditions or underlying trends in our markets, which may be misinterpreted by shareholders, thus possibly affecting our share price.

The integration following the Progressive Waste acquisition may not achieve the anticipated benefits or may disrupt our operations.

The effort required for us to integrate the Progressive Waste operations could divert our management’s attention from our day-to-day operations. We may not achieve anticipated synergies or those synergies may take longer to realize than expected, the integration effort may result in unforeseen expenses, or we may not realize the anticipated benefits of the integration plan, including implementing price increases, divesting of certain assets, shedding of less profitable customers and rebranding acquired operations. The integration will require significant time and focus from our management and may disrupt achievement of other strategic objectives, which could adversely affect our results of operations or investor perceptions.

We plan to divest certain assets acquired in the Progressive Waste acquisition, which may result in lower than expected consideration or recorded losses on sale of assets, and such divestitures may take longer than expected to complete.

In conjunction with the Progressive Waste acquisition, we have indicated that we plan to divest certain assets that do not fit with our strategy. The timing of such sales or divestures may not be entirely within our control. In addition, such sales or divestitures may result in proceeds to us in an amount less than we expect or less than our assessment of the value of those assets. Any sale of our assets could result in a recorded loss on sale of assets. Any of the foregoing could adversely affect our business and results of operations.

A portion of our growth and future financial performance depends on our ability to integrate acquired businesses, and the success of our acquisitions.

A component of our growth strategy involves achieving economies of scale and operating efficiencies by growing through acquisitions.  We may not achieve these goals unless we effectively combine the operations of acquired businesses with our existing operations.  Similar risks may affect contracts that we are awarded to operate municipally-owned assets, such as landfills. In addition, we are not always able to control the timing of our acquisitions.  Our inability to complete acquisitions within the time frames that we expect may cause our operating results to be less favorable than expected, which could cause our share price to decline.

Even if we are able to make acquisitions on advantageous terms and are able to integrate them successfully into our operations and organization, some acquisitions may not fulfill our anticipated financial or strategic objectives in a given market due to factors that we cannot control, such as market conditions, including the price of crude oil, market position, competition, customer base, loss of key employees, third-party legal challenges or governmental actions.  In addition, we may change our strategy with respect to a market or acquired businesses and decide to sell such operations at a loss, or keep those operations and recognize an impairment of goodwill and/or intangible assets.  Similar risks may affect contracts that we are awarded to operate municipally-owned assets, such as landfills.

Competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions.

We seek to grow through strategic acquisitions in addition to internal growth. Although we have and expect to continue to identify numerous acquisition candidates that we believe may be suitable, we may not be able to acquire them at prices or on terms and conditions favorable to us.

Other companies have adopted or may in the future adopt our strategy of acquiring and consolidating regional and local businesses.  We expect that increased consolidation in the solid waste services industry will continue to reduce the number of attractive acquisition candidates.  Moreover, general economic conditions and the environment for attractive investments may affect the desire of the owners of acquisition candidates to sell their companies.  As a result, we may have fewer acquisition opportunities, and those opportunities may be on less attractive terms than in the past, which could cause a reduction in our rate of growth from acquisitions.

Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so. While we expect we will be able to fund some of our acquisitions with our existing resources, additional financing to pursue additional acquisitions may be required.  However, particularly if market conditions deteriorate, we may be unable to secure additional financing or any such additional financing may not be available to us on favorable terms, which could have an impact on our flexibility to pursue additional acquisition opportunities.  In addition, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital.  Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period.

Our results are vulnerable to economic conditions.

Our business and financial results would be harmed by downturns in the global economy, or in the economy of the regions in which we operate as well as other factors affecting those regions, including the price of crude oil.  In an economic slowdown, we experience the negative effects of decreased waste generation, increased competitive pricing pressure, customer turnover, and reductions in customer service requirements, any of which could negatively impact our operating income and cash flows.  Two of our business lines that could see a more immediate impact would be construction and demolition and E&P waste disposal as demand for new construction or energy exploration decreases. In addition, a weaker economy may result in declines in recycled commodity prices. Worsening economic conditions or a prolonged or recurring economic recession could adversely affect our operating results and expected seasonal fluctuations.  Further, we cannot assure you that any improvement in economic conditions after such a downturn will result in an immediate, if at all, positive improvement in our operating results or cash flows.

The seasonal nature of our business and “event-driven” waste projects cause our results to fluctuate.

Based on historic trends, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and lower in the fourth quarter than in the second and third quarters.  We expect the fluctuation in our revenues between our highest and lowest quarters to be approximately 10%.  This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during the winter months in Canada and the U.S., and reduced E&P activity during harsh weather conditions.  Conversely, mild winter weather conditions may reduce demand for oil and natural gas, which may cause our customers to curtail their drilling programs, which could result in production of lower volumes of E&P waste.

Adverse winter weather conditions, including severe storms or extended periods of inclement weather, slow waste collection activities, resulting in higher labor and operational costs.  Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis.  Certain weather conditions, including severe storms, may result in temporary suspension of our operations, which can significantly impact the operating results of the affected areas. Conversely, weather-related occurrences and other “event-driven” waste projects can boost revenues through heavier weight loads or additional work for a limited time. These factors impact period-to-period comparisons of financial results, and our share price may be negatively affected by these variations.

Our results will be affected by changes in recycled commodity prices.

We provide recycling services to some of our customers.  The majority of the recyclables we process for sale are paper products that are shipped to customers in Asia.  The sale prices of and the demand for recyclable commodities, particularly paper products, are frequently volatile and when they decline, our revenues, operating results and cash flows will be affected.  Some of our recycling operations offer rebates to customers based on the market prices of commodities we buy to process for resale.  Therefore, if we recognize increased revenues resulting from higher prices for recyclable commodities, the rebates we pay to suppliers will also increase, which also may impact our operating results.

Our results will be affected by changes in the value of renewable fuel.

Variations in the price of methane gas and other energy-related products that are marketed and sold by our landfill gas recovery operations affect our results. Pursuant to the Energy Independence and Security Act of 2007, the United States EPA has promulgated the Renewable Fuel Standards, or RFS, which require refiners to either blend "renewable fuels," such as ethanol and biodiesel, into their transportation fuels or to purchase renewable fuel credits, known as renewable identification numbers, or RINs, in lieu of blending. In some cases, landfill gas generated at our landfills qualifies as a renewable fuel for which RINs are available. The price of RINs has been extremely volatile and is dependent upon a variety of factors, including potential legislative changes, the availability of RINs for purchase, the demand for RINs, which is dependent on transportation fuel production levels, the mix of the petroleum business' petroleum products and fuel blending performed at the refineries and downstream terminals, all of which can vary significantly from period to period. On December 12, 2016, the EPA promulgated its 2017 RFS, increasing the renewable fuel volume requirements across all types of biofuels under the RFS program. However, there have been proposals to legislatively limit the RFS program. For example, earlier in 2016, a bill (H.R. 5180) was introduced in the United States House of Representatives seeking to limit the volumes of ethanol required to be blended by refiners to no more than 9.7% of the total volume of gasoline expected to be sold or introduced into commerce in the United States. Further, in January 2017, implementation of the rule setting 2017 renewable volume requirements was temporarily delayed for further review. Reductions or limitations on the requirement to blend renewable fuel would likely reduce the volume of RINs.

In Canada, the Renewable Fuels Regulations under the Canadian Environmental Protection Act, 1999 require producers and importers of gasoline, diesel fuel and heating distillate to acquire a certain number of renewable fuel compliance units, or Compliance Units, in connection with the volumes of fuel they produce or import. Compliance Units can be generated in a number of ways, including through the blending of renewable fuel into liquid petroleum fuels. In some cases, landfill gas generated at our landfills in Canada qualifies as a renewable fuel that can be sold by our Company to blenders or refiners for the purpose of creating Compliance Units. Certain provincial jurisdictions in Canada also impose obligations to incorporate renewable fuels into fuels that are distributed within the jurisdiction. The price for our renewable fuel in Canada is dependent on a variety of factors, including demand. The Canadian federal government announced in 2016 that it will be developing a new clean fuel standard in the future that would provide more flexibility with respect to how to achieve lower carbon fuels in Canada. At this time, we do not know how a future clean fuel standard in Canada could impact demand for our renewable fuel.

A significant reduction in the value of RINs in the United States or the price paid for our renewable fuel in Canada could adversely impact our reported results.

Lower crude oil prices may adversely affect the level of exploration, development and production activity of E&P companies and the demand for our E&P waste services.

Lower crude oil prices and the volatility of such prices may affect the level of investment and the amount of linear feet drilled in the basins where we operate, as it may impact the ability of E&P companies to access capital on economically advantageous terms or at all. In addition, E&P companies may elect to decrease investment in basins where the returns on investment are inadequate or uncertain due to lower crude oil prices or volatility in crude oil prices. Such reductions in capital spending would negatively impact E&P waste generation and therefore the demand for our services. Further, we cannot provide assurances that higher crude oil prices will result in increased capital spending and linear feet drilled by our customers in the basins where we operate.

Increases in the price of diesel or compressed natural gas fuel may adversely affect our collection business and reduce our operating margins.

The market price of diesel fuel is volatile.  We generally purchase diesel fuel at market prices, and such prices have fluctuated significantly in recent years.  A significant increase in market prices for fuel could adversely affect our waste collection business through a combination of higher fuel and disposal-related transportation costs and reduce our operating margins and reported earnings.  To manage a portion of this risk, we have entered into fuel hedge agreements related to forecasted diesel fuel purchases and fixed-price fuel purchase contracts.  During periods of falling diesel fuel prices, our hedge payable positions may increase and it may become more expensive to purchase fuel under fixed-price fuel purchase contracts than at market prices.

We utilize compressed natural gas (“CNG”) in a small percentage of our fleet and we may convert more of our fleet from diesel fuel to CNG over time. The market price of CNG is also volatile; a significant increase in such cost could adversely affect our operating margins and reported earnings.

Our financial results are based upon estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles, estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses.  These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies.  In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment.  The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to our accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, asset impairments and litigation, claims and assessments.  Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have an adverse effect on our financial condition and results of operations.

Our accruals for our landfill site closure and post-closure costs may be inadequate.

We are required to pay capping, closure and post-closure maintenance costs for landfill sites that we own and operate.  We are also required to pay capping, closure and post-closure maintenance costs for operated landfills for which we have life-of-site agreements.  Our obligations to pay closure or post-closure costs may exceed the amount we have accrued and reserved and other amounts available from funds or reserves established to pay such costs.  In addition, the completion or closure of a landfill site does not end our environmental obligations.  After completion or closure of a landfill site, there exists the potential for unforeseen environmental problems to occur that could result in substantial remediation costs or potential litigation.  Paying additional amounts for closure or post-closure costs and/or for environmental remediation and/or for litigation could harm our financial condition or operating results.

Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings.

We maintain high deductible insurance policies for automobile, general, employer’s, environmental, cyber, employment practices and directors’ and officers’ liability as well as for employee group health insurance, property insurance and workers’ compensation. We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles or self-insured retentions.  The amounts that we effectively self-insure could cause significant volatility in our operating margins and reported earnings based on the event and claim costs of incidents, accidents, injuries and adverse judgments.  Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and our third-party claims administrator.  To the extent these estimates are inaccurate, we may recognize substantial additional expenses in future periods that would reduce operating margins and reported earnings.  Furthermore, while we maintain liability insurance, our insurance is subject to coverage limitations. If we were to incur substantial liability, our insurance coverage may be inadequate to cover the entirety of such liability. This could have a material adverse effect on our financial position, results of operations and cash flows. One form of coverage limitation concerns claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies.  A punitive damage award could have an adverse effect on our reported earnings in the period in which it occurs.  Significant increases in premiums on insurance that we retain also could reduce our margins.

We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity.

Governmental agencies may, among other things, impose fines or penalties on us relating to the conduct of our business, attempt to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations or as a result of third-party challenges, require us to install additional pollution control equipment or require us to remediate potential environmental problems relating to any real property that we or our predecessors ever owned, leased or operated or any waste that we or our predecessors ever collected, transported, disposed of or stored.  Individuals, citizens groups, trade associations or environmental activists may also bring actions against us in connection with our operations that could interrupt or limit the scope of our business.  Any adverse outcome in such proceedings could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and share price.

Pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

We are, and from time to time become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Many of these matters raise complicated factual and legal issues and are subject to uncertainties and complexities, all of which make the matters costly to address. For example, in recent years, wage and employment laws have changed regularly and become increasingly complex, which has fostered litigation, including purported class actions. Similarly, citizen suits brought pursuant to environmental laws, such as those regulating the treatment of storm water runoff, have proliferated. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our consolidated financial condition, results of operations and cash flows. See discussion in Note 10, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Our financial results could be adversely affected by impairments of goodwill, indefinite-lived intangibles or property and equipment.

As a result of our acquisition strategy, we have a material amount of goodwill, indefinite-lived intangibles and property and equipment recorded in our financial statements. We do not amortize our existing goodwill or indefinite-lived intangibles and are required to test goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter of the year and whenever events or changes in circumstances indicate that the carrying value of goodwill and/or indefinite-lived intangible assets may not be recoverable using the two-step process prescribed in the accounting guidance. The first step is a screen for potential impairment, using either a qualitative or quantitative assessment, while the second step measures the amount of the impairment, if any. We perform the first step of the required impairment tests of goodwill and indefinite-lived intangible assets using a quantitative assessment. The recoverability of property and equipment is tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Application of the impairment test requires judgment. A significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported results. See the section Goodwill and Indefinite-Lived Intangible Assets as well as the discussion regarding New Accounting Pronouncements - Simplifying the Test for Goodwill Impairment in Note 1,  “Organization, Business and Summary of Significant Accounting Policies” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Income taxes may be uncertain.

Tax interpretations, regulations and legislation in the various jurisdictions in which we and our affiliates operate are subject to measurement uncertainty and the interpretations can impact net income, income tax expense or recovery, and deferred income tax assets or liabilities. In addition, tax rules and regulations, including those relating to foreign jurisdictions, are subject to interpretation and require judgment by us that may be challenged by the taxation authorities upon audit.

Future changes to U.S., Canadian and foreign tax laws could materially adversely affect us.

The U.S. Congress is considering an overhaul of the U.S. federal income tax laws and regulations during 2017 or 2018, which may include, among other changes, a reduction in the federal rate and loss of interest deductions. Such legislative action taken by the U.S. Congress, if ultimately enacted, could limit the availability of tax benefits or deductions that we currently claim, override tax treaties upon which we rely, or otherwise affect the taxes that the United States imposes on our operations. Such changes could materially adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. In addition, if proposals were enacted that had the effect of limiting our ability as a Canadian corporation to take advantage of tax treaties with the United States, we could incur additional tax expense and/or otherwise incur business detriment.

In addition, the U.S. Congress, the Canadian government, the Organisation for Economic Co-operation and Development and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of "base erosion and profit shifting," where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. The Organisation for Economic Co-operation and Development addressed fifteen specific actions as part of a comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting that was presented in a report to the G20 finance ministers in October 2015. In November 2015, the G20 leaders endorsed such report. The Canadian government has acted on certain of the recommendations and is continuing to examine other recommendations. As a result, the tax laws in the United States, Canada, and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.

We may not be able to maintain a competitive effective corporate tax rate.

We cannot give any assurance as to what our effective tax rate will be in the future, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. Our actual effective tax rate may vary from our expectation and that variance may be material. Additionally, the tax laws of the U.S., Canada and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.

Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, or that become more adverse to our business than we anticipated at the time of acquisition.

It is possible that the corporate entities or sites we have acquired, or which we may acquire in the future, have liabilities or risks in respect of former or existing operations or properties, or otherwise, which we have not been able to identify and assess through our due diligence investigations.  As a successor owner, we may be legally responsible for those liabilities that arise from businesses that we acquire.  Even if we obtain legally enforceable representations, warranties and indemnities from the sellers of such businesses, they may not cover the liabilities fully or the sellers may not have sufficient funds to perform their obligations.  Some environmental liabilities, even if we do not expressly assume them, may be imposed on us under various regulatory schemes and other applicable laws.  In addition, our insurance program may not cover such sites and will not cover liabilities associated with some environmental issues that may have existed prior to attachment of coverage.  A successful uninsured claim against us could harm our financial condition or operating results. Additionally, there may be other risks of which we are unaware that could have an adverse effect on businesses that we acquire or have acquired, such as foreign, state and local regulation and administrative risks.  Another example of risk is interested parties that may bring actions against us in connection with operations that we acquire or have acquired.  Furthermore, risks or liabilities we judge to be not material or remote at the time of acquisition may develop into more serious risks to our business. Any adverse outcome resulting from such risks or liabilities could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and share price.  For example, see the discussion regarding the Lower Duwamish Waterway Superfund Site Allocation Process in Note 10, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Our indebtedness could adversely affect our financial condition and limit our financial flexibility.

As of December 31, 2016, we had approximately $3.633 billion of total indebtedness outstanding, and we may incur additional debt in the future.  This amount of indebtedness could:

•	increase our vulnerability to general adverse economic and industry conditions;
•	expose us to interest rate risk since a majority of our indebtedness is at variable rates;
•	limit our ability to obtain additional financing or refinancing at attractive rates;
•	require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures, dividends, share repurchases and other general corporate purposes;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry; and
•	place us at a competitive disadvantage relative to our competitors with less debt.

Further, our outstanding indebtedness is subject to financial and other covenants, which may be affected by changes in economic or business conditions or other events that are beyond our control. If we fail to comply with the covenants under any of our indebtedness, we may be in default under the loan, which may entitle the lenders to accelerate the debt obligations. A default under one of our loans could result in cross-defaults under our other indebtedness. In order to avoid defaulting on our indebtedness, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or share repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital, any of which may not be available on terms that are favorable to us, if at all.

We may be unable to obtain performance or surety bonds, letters of credit or other financial assurances or to maintain adequate insurance coverage.

If we are unable to obtain performance or surety bonds, letters of credit or insurance, we may not be able to enter into additional solid waste or other collection contracts or retain necessary landfill operating permits. Collection contracts, municipal contracts, transfer station operations and landfill closure and post-closure obligations may require performance or surety bonds, letters of credit or other financial assurance to secure contractual performance or comply with federal, state, provincial or local environmental laws or regulations. We typically satisfy these requirements by posting bonds or letters of credit. As of December 31, 2016, we had approximately $862.7 million of such surety bonds in place and approximately $247.5 million of letters of credit issued. Closure bonds are difficult and costly to obtain. If we are unable to obtain performance or surety bonds or additional letters of credit in sufficient amounts or at acceptable rates, we could be precluded from entering into additional collection contracts or obtaining or retaining landfill operating permits. Any future difficulty in obtaining insurance also could impair our ability to secure future contracts that are conditional upon the contractor having adequate insurance coverage. Accordingly, our failure to obtain performance or surety bonds, letters of credit or other financial assurances or to maintain adequate insurance coverage could limit our operations or violate federal, state, provincial, or local requirements, which could have a materially adverse effect on our business, financial condition and results of operations.

Our operations in Canada expose us to exchange rate fluctuations that could adversely affect our financial performance and our reported results of operations.

Our operations in Canada are conducted primarily in Canadian dollars. Our consolidated financial statements are denominated in U.S. dollars, and to prepare those financial statements we must translate the amounts of the assets, liabilities, net sales, other revenues and expenses of our operations in Canada from Canadian dollars into U.S. dollars using exchange rates for the current period. Fluctuations in the exchange rates that are unfavorable to us would have an adverse effect on our financial performance and reported results of operations.

Alternatives to landfill disposal may cause our revenues and operating results to decline.

Counties and municipalities in which we operate landfills may be required to formulate and implement comprehensive plans to reduce the volume of municipal solid waste deposited in landfills through waste planning, composting, recycling or other programs, while working to reduce the amount of waste they generate.  Some state, provincial and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard waste, food waste and electronics, at landfills.  Even where not prohibited by state, provincial or local law, some grocery stores and restaurants have chosen to divert their organic waste from landfills, while other companies have set zero-waste goals where no waste is sent to a landfill. Although such actions are useful to protect our environment, these actions, as well as the actions of our customers to reduce waste or seek disposal alternatives, have reduced and may in the future further reduce the volume of waste going to landfills in certain areas, which may affect our ability to operate our landfills at full capacity and could adversely affect our operating results.

Labor union activity could divert management attention and adversely affect our operating results.

From time to time, labor unions attempt to organize our employees, and these efforts are likely to continue in the future.  Certain groups of our employees are represented by unions, and we have negotiated collective bargaining agreements with most of these unions.  Additional groups of employees may seek union representation in the future.  As a result of these activities, we may be subjected to unfair labor practice charges, grievances, complaints and other legal and administrative proceedings initiated against us by unions or federal, state or provincial labor boards, which could negatively impact our operating results. Negotiating collective bargaining agreements with these unions could divert our management’s attention, which could also adversely affect our operating results.  If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which may be followed by work stoppages, including strikes or lock-outs.  Depending on the type and duration of any such labor disruptions, our operating expenses could increase significantly, which could adversely affect our financial condition, results of operations and cash flows.

We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate and the accrued pension benefits are not fully funded.

We participate in six “multiemployer” pension plans administered by employee and union trustees. We make periodic contributions to these plans to fund pension benefits for our union employees pursuant to our various contractual obligations to do so. In the event that we withdraw from participation in or otherwise cease our contributions to one of these plans, then applicable law regarding withdrawal liability could require us to make additional contributions to the plan if the accrued benefits are not fully funded, and we would have to reflect that “withdrawal liability” as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent to which accrued benefits are funded. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that participate in these plans, we may decide to discontinue participation in a multiemployer plan, and in that event, we could face withdrawal liability. Some multiemployer plans in which we participate may from time to time have significant accrued benefits that are not funded. The size of our potential withdrawal liability may be affected by the level of unfunded accrued benefits, the actuarial assumptions used by the plan and the investment gains and losses experienced by the plan.

We rely on computer systems to run our business and disruptions or privacy breaches in these systems could impact our ability to service our customers and adversely affect our financial results, damage our reputation, and expose us to litigation risk.

Our businesses rely on computer systems to provide customer information, process customer transactions and provide other general information necessary to manage our businesses. We also rely on a payment card industry compliant third party to protect our customers’ credit card information. We have an active disaster recovery plan in place that we continuously review and test. However, our computer systems are subject to damage or interruption due to cybersecurity threats, system conversions, power outages, computer or telecommunication failures, catastrophic physical events such as fires, tornadoes and hurricanes and usage errors by our employees. Given the unpredictability of the timing, nature and scope of such disruptions, we could be potentially subject to operational delays and interruptions in our ability to provide services to our customers. Any disruption caused by the unavailability of our computer systems could adversely affect our revenues or could require significant investment to fix or replace them, and, therefore, could affect our operating results.

In addition, cybersecurity attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Further, as we pursue our acquisition growth strategy and pursue new initiatives that improve our operations and reduce our costs, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. If our network of security controls, policy enforcement mechanisms or monitoring systems we use to address these threats to technology fail, the theft or otherwise compromising of confidential or otherwise protected company, customer or employee information, destruction or corruption of data, security breaches or other manipulation or improper use of our systems and networks could result in financial losses from remedial actions, business disruption, loss of business or potential liability, liabilities due to the violation of privacy laws and other legal actions, and damage to our reputation.

Extensive and evolving environmental, health and safety laws and regulations may restrict our operations and growth and increase our costs.

Existing environmental laws and regulations have become more stringently enforced in recent years.  In addition, our industry is subject to regular enactment of new or amended federal, state, provincial and local environmental and health and safety statutes, regulations and ballot initiatives, as well as judicial decisions interpreting these requirements, which have become more stringent over time.  Citizen suits brought pursuant to environmental laws have proliferated. We expect these trends to continue, which could lead to material increases in our costs for future environmental, health and safety compliance. These requirements also impose substantial capital and operating costs and operational limitations on us and may adversely affect our business.  In addition, federal, state, provincial and local governments may change the rights they grant to, the restrictions they impose on or the laws and regulations they enforce against, solid waste and E&P waste services companies. These changes could adversely affect our operations in various ways, including without limitation, by restricting the way in which we manage storm water runoff, comply with health and safety laws, treat and dispose of E&P or other waste or our ability to operate and expand our business.

Governmental authorities and various interest groups in the United States and Canada have promoted laws and regulations that could or will limit greenhouse gas, or GHG, emissions due to concerns that GHGs are contributing to climate change.  For example, the State of California and several Canadian provinces have enacted climate change laws, and other states and provinces in which we operate are considering similar actions. In addition, the EPA made an endangerment finding in 2009 allowing certain GHGs to be regulated under the CAA.  This finding allows the EPA to create regulations that will impact our operations – including imposing emission reporting, permitting, control technology installation and monitoring requirements, although the materiality of the impacts will not be known until all applicable regulations are promulgated and finalized.  Regulation of GHG emissions from oil and natural gas E&P operations may also increase the costs to our customers of developing and producing hydrocarbons, and as a result, may have an indirect and adverse effect on the amount of oilfield waste delivered to our facilities by our customers. These statutes and regulations increase the costs of our operations, and future climate change statutes and regulations may have an impact as well.

Our business is subject to operational and safety risks, including the risk of personal injury to employees and others.

Providing environmental and waste management services, including constructing and operating landfills, involves risks such as truck accidents, equipment defects, malfunctions and failures. Additionally, we closely monitor and manage landfills to minimize the risk of waste mass instability and releases of hazardous materials or odors that could be triggered by weather or natural disasters. There may also be risks presented by the potential for subsurface chemical reactions causing elevated landfill temperatures.

We also build and operate natural gas fueling stations, some of which also serve the public or third parties. Operation of fueling stations and landfill gas collection and control systems involves additional risks of fire and explosion. Any of these risks could potentially result in injury or death of employees and others, a need to shut down or reduce operation of facilities, increased operating expense and exposure to liability for pollution and other environmental damage, and property damage or destruction.

While we seek to minimize our exposure to such risks through comprehensive training, compliance and response and recovery programs, as well as vehicle and equipment maintenance programs, if we were to incur substantial liabilities in excess of any applicable insurance coverage, our business, results of operations and financial condition could be adversely affected. Any such incidents could also tarnish our reputation and reduce the value of our brand. Additionally, a major operational failure, even if suffered by a competitor, may bring enhanced scrutiny and regulation of our industry, with a corresponding increase in operating expense.

Future changes in laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results.

Various state, provincial and local governments and the Canadian federal government have enacted, have the authority to enact or are considering enacting laws and regulations that restrict disposal within the jurisdiction of solid waste generated outside the jurisdiction. In addition, some state, provincial and local governments and the Canadian federal government have promulgated, have the authority to promulgate or are considering promulgating laws and regulations which govern the flow of waste generated within their respective jurisdictions.  These “flow control” laws and regulations typically require that waste generated within the jurisdiction be retained within the jurisdiction or be directed to specified facilities for disposal or processing, which could limit or prohibit the disposal or processing of waste in our transfer stations and landfills or require notices be delivered or permits to be obtained prior to transport or final disposal. Certain of these flow control laws and regulations could also require us to deliver waste we collect within a particular jurisdiction to facilities not owned or controlled by us, which could increase our costs and reduce our revenues. In addition, such laws and regulations could require us to obtain additional costly licenses or authorizations in order to be deemed an authorized hauler or disposal facility. All such waste disposal laws and regulations are subject to judicial interpretation and review.  Court decisions, legislation and federal, state, provincial and local regulation in the waste disposal area could adversely affect our operations.

Extensive regulations that govern the design, operation, expansion and closure of landfills may restrict our landfill operations or increase our costs of operating landfills.

If we fail to comply with federal, state and provincial regulations, as applicable, governing the design, operation, expansion, closure and financial assurance of MSW, non-MSW and E&P waste landfills, we could be required to undertake investigatory or remedial activities, curtail operations or close such landfills temporarily or permanently.  Future changes to these regulations may require us to modify, supplement or replace equipment or facilities at substantial costs.  If regulatory agencies fail to enforce these regulations vigorously or consistently, our competitors whose facilities are not forced to comply with the regulations may obtain an advantage over us.  Our financial obligations arising from any failure to comply with these regulations could harm our business and operating results.

Our E&P waste business could be adversely affected by changes in laws regulating E&P waste.

We believe that the demand for our E&P waste services is directly related to the regulation of E&P waste. In particular, the U.S. Resource Conservation and Recovery Act, or RCRA, which governs the disposal of solid and hazardous waste, currently exempts certain E&P wastes from classification as hazardous wastes. In recent years, proposals have been made to rescind this exemption from RCRA. If the exemption covering E&P wastes is repealed or modified, or if the regulations interpreting the rules regarding the treatment or disposal of this type of waste were changed, our operations could face significantly more stringent regulations, permitting requirements, and other restrictions, which could have a material adverse effect on our business.

In addition, if new federal, state, provincial or local laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities and make it more difficult or costly for our customers to perform fracturing. Any such regulations limiting or prohibiting hydraulic fracturing could reduce our customers’ oil and natural gas E&P activities and, therefore, adversely affect our business. Such laws or regulations could also materially increase our costs of compliance and doing business by more strictly regulating how hydraulic fracturing wastes are handled or disposed. Conversely, any loosening of existing federal, state, provincial or local laws or regulations regarding how such wastes are handled or disposed could adversely impact demand for our services.

Liabilities for environmental damage may adversely affect our financial condition, business and earnings.

We may be liable for any environmental damage that our current or former operations cause, including damage to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, or to natural resources.  We may be liable for damage resulting from conditions existing before we acquired these operations. Even if we obtain legally enforceable representations, warranties and indemnities from the sellers of these operations, they may not cover the liabilities fully or the sellers may not have sufficient funds to perform their obligations.

We may also be liable for any on-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal we or our predecessors arranged or conducted.  Some environmental laws and regulations may impose strict, joint and several liability in connection with releases of regulated substances into the environment. Therefore, in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties, including our predecessors. If we were to incur liability for environmental damage, environmental clean-ups, corrective action or damage not covered by insurance or in excess of the amount of our coverage, our financial condition or operating results could be materially adversely affected.  For example, see the discussion regarding the Lower Duwamish Waterway Superfund Site Allocation Process in Note 10, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

We depend significantly on the services of the members of our senior and regional management team, and the departure of any of those persons could cause our operating results to suffer.

Our success depends significantly on the continued individual and collective contributions of our senior and regional management team.  Of particular importance to our success are the services of our founder, Chief Executive Officer and Chairman, Ronald J. Mittelstaedt.  Key members of our management, including Mr. Mittelstaedt, have entered into employment agreements, but we may not be able to enforce these agreements.  The loss of the services of any member of our senior and regional management or the inability to hire and retain experienced management personnel could harm our operating results.

Our decentralized decision-making structure could allow local managers to make decisions that may adversely affect our operating results.

We manage our operations on a decentralized basis.  Local managers have the authority to make many decisions concerning their operations without obtaining prior approval from executive officers, subject to compliance with general company-wide policies.  Poor decisions by local managers could result in the loss of customers or increases in costs, in either case adversely affecting operating results.

If we are not able to develop and protect intellectual property, or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer.

Our existing and proposed service offerings to customers may require that we develop or license, and protect, new technologies. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to bring new products and services to market. Further, protecting our intellectual property rights and combating unlicensed copying and use of intellectual property is difficult, and any inability to obtain or protect new technologies could impact our services to customers and development of new revenue sources. Additionally, a competitor may develop or obtain exclusive rights to a “breakthrough technology” that provides a revolutionary change in traditional waste management. If we have inferior intellectual property to our competitors, our financial results may suffer.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, increase the possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As disclosed in Item 9A, “Controls and Procedures,” of Part II of this Annual Report on Form 10-K, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2016, we concluded that there is a material weakness in internal control over financial reporting related to our review procedures over the development and application of inputs, assumptions, and calculations used in fair value measurements associated with business combinations. The Exchange Act Rule 12b-2 and Rule 1-02(p) of Regulation S-X define a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Our management, with oversight from our Audit Committee, is in the process of developing and implementing remediation plans in response to the identified material weakness. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating this material weakness.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2016, we owned 261 solid waste collection operations, 99 transfer stations, 55 MSW landfills, 11 E&P waste landfills, 13 non-MSW landfills, 71 recycling operations, five intermodal operations, 22 E&P liquid waste injection wells and 17 E&P waste treatment and oil recovery facilities, and operated, but did not own, an additional 36 transfer stations, 13 MSW landfills, one non-MSW landfill and two intermodal operations, in 40 states and the District of Columbia in the U.S. and five provinces in Canada.  Non-MSW landfills accept construction and demolition, industrial and other non-putrescible waste. We lease certain of the sites on which these facilities are located.  We lease various office facilities, including our corporate office in Ontario, Canada, where we occupy approximately 12,000 square feet of space, and our administrative office in The Woodlands, Texas, where we occupy approximately 67,000 square feet of space. We also maintain regional administrative offices in each of our segments.  We own a variety of equipment, including waste collection and transportation vehicles, related support vehicles, double-stack rail cars, carts, containers, chassis and heavy equipment used in landfill, collection, transfer station, waste treatment and intermodal operations.  We believe that our existing facilities and equipment are adequate for our current operations.  However, we expect to make additional investments in property and equipment for expansion and replacement of assets in connection with future acquisitions.

ITEM 3.	LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found under the “Legal Proceedings” section in Note 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10K and is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURE

 None.

PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “WCN”.  The following table sets forth the high and low prices per common share, as reported on the New York Stock Exchange and the Toronto Stock Exchange, and the cash dividends declared per common share, for the periods indicated.

	NEW YORK STOCK EXCHANGE(1)		TORONTO STOCK EXCHANGE (CAD $) (2)		DIVIDENDS
	HIGH	LOW	HIGH	LOW	DECLARED(3)

2017
First Quarter (through February 10, 2017)	$81.98	$78.36	$108.52	$102.53	$0.180

2016
Fourth Quarter	$79.90	$71.71	$107.50	$94.67	$0.180
Third Quarter	79.72	71.31	103.77	93.34	0.145
Second Quarter	74.23	59.92	94.76	85.00	0.145
First Quarter	66.25	50.64	N/A	N/A	0.145

2015
Fourth Quarter	$57.65	$48.16	N/A	N/A	$0.145
Third Quarter	51.10	45.70	N/A	N/A	0.130
Second Quarter	49.39	44.81	N/A	N/A	0.130
First Quarter	48.96	42.05	N/A	N/A	0.130

(1)	Source is the New York Stock Exchange historical data and includes share prices of Old Waste Connections common stock for periods prior to the completion of the Progressive Waste acquisition on June 1, 2016, and New Waste Connections common shares for periods following the completion of the Progressive Waste acquisition.

(2)	Source is the Toronto Stock Exchange historical data and includes share prices of New Waste Connections common shares following the completion of the Progressive Waste acquisition on June 1, 2016. Our common shares began trading under the symbol “WCN” on the Toronto Stock Exchange following the completion of the Progressive Waste acquisition.

(3)	On February 21, 2017, we announced that our Board of Directors approved a regular quarterly cash dividend of $0.18 per common share. Our Board of Directors will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. We cannot assure you as to the amounts or timing of future dividends. We have the ability under our credit agreement and master note purchase agreement to repurchase our common shares and pay dividends provided we maintain specified financial ratios.

As of February 10, 2017, there were 79 holders of record of our common shares.

Performance Graph

The following performance graph compares the total cumulative shareholder returns on our common shares over the past five fiscal years with the total cumulative returns for the S&P 500 Index, the S&P/TSX 60 Index and the Dow Jones U.S. Waste and Disposal Services Index, or DJ Waste Services Index.

The graph depicts a five-year comparison of cumulative total returns for Old Waste Connections common stock for periods prior to the completion of the Progressive Waste acquisition on June 1, 2016, and New Waste Connections common shares for periods following the completion of the Progressive Waste acquisition. The graph assumes an investment of $100 in our common shares on December 31, 2011, and the reinvestment of all dividends.  This chart has been calculated in compliance with SEC requirements and prepared by Capital IQ®.

This graph and the accompanying text is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Base Period	Indexed Returns Years Ending
Company Name / Index	Dec11	Dec12	Dec13	Dec14	Dec15	Dec16
Waste Connections, Inc.	$100	$103.17	$134.61	$137.12	$177.47	$249.83
S&P 500 Index	$100	$116.00	$153.57	$174.60	$177.01	$198.18
S&P/TSX 60 Index	$100	$108.07	$122.39	$137.41	$126.74	$153.82
Dow Jones U.S. Waste & Disposal Services Index	$100	$108.50	$135.56	$154.20	$160.66	$194.63

THE SHARE PRICE PERFORMANCE INCLUDED IN THIS GRAPH IS NOT NECESSARILY INDICATIVE OF FUTURE SHARE PRICE PERFORMANCE.

ITEM 6.	SELECTED FINANCIAL DATA

This table sets forth our selected financial data for the periods indicated.  This data should be read in conjunction with, and is qualified by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements, including the related notes and our independent registered public accounting firm’s report and the other financial information included in Item 8 of this Annual Report on Form 10-K.  The selected data in this section is not intended to replace the consolidated financial statements included in this Annual Report on Form 10-K.

	YEARS ENDED DECEMBER 31,
	2016 (a)	2015 (a)	2014 (a)	2013	2012
	(in thousands of U.S. dollars, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$3,375,863	$2,117,287	$2,079,166	$1,928,795	$1,661,618
Operating expenses:
Cost of operations	1,957,712	1,177,409	1,138,388	1,064,819	956,357
Selling, general and administrative	474,263	237,484	229,474	212,637	197,454
Depreciation	393,600	240,357	230,944	218,454	169,027
Amortization of intangibles	70,312	29,077	27,000	25,410	24,557
Impairments and other operating items	27,678	494,492	4,091	14,031	(1,924)
Operating income (loss)	452,298	(61,532)	449,269	393,444	316,147

Interest expense	(92,709)	(64,236)	(64,674)	(73,579)	(53,037)
Other income (expense), net	655	(518)	1,067	1,056	1,993
Foreign currency transaction gain	1,121	-	-	-	-
Income (loss) before income tax provision	361,365	(126,286)	385,662	320,921	265,103

Income tax (provision) benefit	(114,044)	31,592	(152,335)	(124,916)	(105,443)
Net income (loss)	247,321	(94,694)	233,327	196,005	159,660

Less: Net income attributable to noncontrolling interests	(781)	(1,070)	(802)	(350)	(567)
Net income (loss) attributable to Waste Connections	$246,540	$(95,764)	$232,525	$195,655	$159,093

Earnings (loss) per common share attributable to Waste Connections’ common shareholders:
Basic	$1.61	$(0.78)	$1.87	$1.58	$1.31
Diluted	$1.60	$(0.78)	$1.86	$1.58	$1.31

Shares used in the per share calculations:
Basic	153,550,008	123,491,931	124,215,346	123,597,540	121,172,381
Diluted	154,054,331	123,491,931	124,787,421	124,165,052	121,824,349

Cash dividends per common share	$0.615	$0.535	$0.475	$0.415	$0.37
Cash dividends paid	$92,547	$65,990	$58,906	$51,213	$44,465

(a)	For more information regarding this selected financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in Item 7 of this Annual Report on Form 10-K.

	DECEMBER 31,
	2016	2015	2014	2013	2012
	(in thousands of U.S. dollars)
BALANCE SHEET DATA:
Cash and equivalents	$154,382	$10,974	$14,353	$13,591	$23,212
Working capital surplus (deficit)	140,392	(15,847)	5,833	(16,513)	(55,086)
Property and equipment, net	4,738,055	2,738,288	2,594,205	2,450,649	2,457,606
Total assets	11,193,102	5,121,798	5,245,267	5,057,617	5,067,199
Long-term debt and notes payable	3,616,760	2,147,127	1,971,152	2,060,955	2,196,140
Total equity	5,654,877	1,991,784	2,233,741	2,048,207	1,883,130

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the “Selected Financial Data” included in Item 6 of this Annual Report on Form 10-K, our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Industry Overview

The solid waste industry is a local and highly competitive business, requiring substantial labor and capital resources.  The participants compete for collection accounts primarily on the basis of price and, to a lesser extent, the quality of service, and compete for landfill business on the basis of tipping fees, geographic location and quality of operations.  The solid waste industry has been consolidating and continues to consolidate as a result of a number of factors, including the increasing costs and complexity associated with waste management operations and regulatory compliance.  Many small independent operators and municipalities lack the capital resources, management, operating skills and technical expertise necessary to operate effectively in such an environment.  The consolidation trend has caused solid waste companies to operate larger landfills that have complementary collection routes that can use company-owned disposal capacity.  Controlling the point of transfer from haulers to landfills has become increasingly important as landfills continue to close and disposal capacity moves farther from the collection markets it serves.

Generally, the most profitable operators within the solid waste industry are those companies that are vertically integrated or enter into long-term collection contracts.  A vertically integrated operator will benefit from:  (1) the internalization of waste, which is bringing waste to a company-owned landfill; (2) the ability to charge third-party haulers tipping fees either at landfills or at transfer stations; and (3) the efficiencies gained by being able to aggregate and process waste at a transfer station prior to landfilling.

The E&P waste services industry is regional in nature and is also highly fragmented, with acquisition opportunities available in several active natural resource basins. Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets, and other solid waste companies. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company. The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price.  The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014, and continued through 2015 and into early 2016, resulted in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate. During the year ended December 31, 2015, we recorded charges totaling $517.8 million associated with the impairment of a portion of our goodwill, intangible assets and property and equipment within our E&P segment as a result of the sustained decline in oil prices being experienced at the time, together with market expectations of a likely slow recovery in such prices, making it more likely than not that the fair value of these assets had decreased below their respective carrying values. The prices of crude oil and natural gas began to recover during the later portion of 2016 and into early 2017 and the demand for our E&P waste services has improved as a result of increased production of oil and natural gas. If this recovery of the prices of crude oil and natural gas is not sustained, or if a further reduction in crude oil and natural gas prices occurs, it could lead to continued declines in the level of production activity and demand for our E&P waste services, which could result in the recognition of additional impairment charges on our goodwill, intangible assets and property and equipment associated with our E&P operations.

Executive Overview

We are an integrated solid waste services company that provides waste collection, transfer, disposal and recycling services in mostly exclusive and secondary markets in the U.S. and Canada. Through our R360 Environmental Solutions subsidiary, we are also a leading provider of non-hazardous E&P waste treatment, recovery and disposal services in several of the most active natural resource producing areas in the U.S. We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities.

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

As of December 31, 2016, we served residential, commercial, industrial and E&P customers in 40 states and the District of Columbia in the U.S. and five provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Florida, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Wisconsin and Wyoming and the provinces of Alberta, British Columbia, Manitoba, Ontario and Québec.  As of December 31, 2016, we owned or operated a network of 261 solid waste collection operations; 135 transfer stations; seven intermodal facilities; 71 recycling operations; 93 active MSW, E&P and/or non-MSW landfills; 22 E&P liquid waste injection wells and 17 E&P waste treatment and oil recovery facilities.

2016 Financial Performance

The functional currency of the Company, as the parent corporate entity, and its operating subsidiaries in the United States is the U.S. dollar. The functional currency of the Company’s Canadian operations is the Canadian dollar. The reporting currency of the Company is the U.S. dollar.  The Company’s consolidated Canadian dollar financial position is translated to U.S. dollars by applying the foreign currency exchange rate in effect at the consolidated balance sheet date.  The Company’s consolidated Canadian dollar results of operations and cash flows are translated to U.S. dollars by applying the average foreign currency exchange rate in effect during the reporting period.  The resulting translation adjustments are included in other comprehensive income or loss.  Gains and losses from foreign currency transactions are included in earnings for the period.

Operating Results

Revenues in 2016 increased 59.4% to $3.376 billion from $2.117 billion in 2015, due primarily to acquisitions, which accounted for $1.270 billion in incremental revenues in 2016, with the remainder due to growth in solid waste, partially offset by decreased E&P waste activity. Solid waste internal growth increased to 4.5% in 2016, from 4.2% in 2015, due primarily to higher recycled commodity values.  Pricing growth was 0.1 percentage point lower than in 2015, due to lower growth in fuel, materials and environmental surcharges, and smaller increases in landfill and hauling volumes contributed to total volume growth decreasing to 1.9% in 2016 from 2.2% in 2015. Recycled commodity prices increased in 2016 after decreasing in 2015, thus resulting in recycling contributing 0.1% to internal growth in 2016 versus a negative 0.6% 2015. E&P waste revenues decreased to $120.5 million from $215.4 million in 2015, due to decreased activity at existing facilities.

In 2016, adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, a non-GAAP financial measure (refer to page 67 of this Annual Report on Form 10-K for a definition and reconciliation to Net income (loss) attributable to Waste Connections), increased 50.7% to $1.071 billion, from $710.6 million in 2015.  As a percentage of revenue, adjusted EBITDA decreased from 33.6% in 2015, to 31.7% in 2016.  This 1.9 percentage point decrease was attributable to the comparably lower margin profile of Progressive Waste operations acquired on June 1, 2016. Adjusted net income attributable to Waste Connections, a non-GAAP financial measure (refer to page 68 of this Annual Report on Form 10-K for a definition and reconciliation to Net income (loss) attributable to Waste Connections), in 2016 increased 61.4% to $395.2 million from $244.9 million in 2015.

Adjusted Free Cash Flow

Net cash provided by operating activities increased 37.8% to $795.3 million in 2016, from $577.0 million in 2015, and capital expenditures increased from $238.8 million in 2015 to $344.7 million in 2016, an increase of $105.9 million, or 44.3%. This increase in capital expenditures was primarily due to the Progressive Waste acquisition.  Adjusted free cash flow, a non-GAAP financial measure (refer to page 66 of this Annual Report on Form 10-K for a definition and reconciliation to Net cash provided by operating activities), increased by $207.9 million to $550.9 million in 2016, from $343.0 million in 2015.  Adjusted free cash flow as a percentage of revenues was 16.3% in 2016, as compared to 16.2% in 2015.

Return of Capital to Shareholders

In 2016, we returned $92.5 million to shareholders through cash dividends declared by our Board of Directors, which also increased the quarterly cash dividend by 24% from $0.145 to $0.18 per common share in October 2016. Our Board of Directors intends to review the quarterly dividend during the fourth quarter of each year, with a long-term objective of increasing the amount of the dividend. In 2016, we did not repurchase any common shares due to the size and timing of acquisitions. We expect the amount of capital we return to shareholders through share repurchases to vary depending on our financial condition and results of operations, capital structure, the amount of cash we deploy on acquisitions, the market price of our common shares, and overall market conditions. We cannot assure you as to the amounts or timing of future share repurchases or dividends. We have the ability under our credit agreement and master note purchase agreement to repurchase our common shares and pay dividends provided that we maintain specified financial ratios.

Capital Position

We target a leverage ratio, as defined in our credit agreement, of approximately 2.75x – 3.0x total debt to EBITDA.  Total consideration for the Progressive Waste acquisition consisted of the issuance of common shares and the assumption of Progressive Waste’s debt and other liabilities.

The percentage increase in EBITDA in 2016 more than offset the percentage increase in debt in 2016; therefore, our leverage ratio decreased to 2.69x at December 31, 2016, from 2.88x at December 31, 2015.

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements.  As described by the SEC, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of a company.  Such critical accounting estimates and assumptions are applicable to our reportable segments.  Based on this definition, we believe the following are our critical accounting estimates.

Insurance liabilities.  We maintain high deductible or self-insured retention insurance policies for automobile, general, employer’s, environmental, cyber, employment practices and directors’ and officers’ liability as well as for employee group health insurance, property insurance and workers’ compensation.  We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles or self-insured retentions.  Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and third-party claims administrator.  The insurance accruals are influenced by our past claims experience factors, which have a limited history, and by published industry development factors.  If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.  The frequency and amount of claims or incidents could vary significantly over time, which could materially affect our self-insurance liabilities.  Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates and cause us to incur additional costs in future periods associated with prior year claims.

Income taxes.  Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  If our judgment and estimates concerning assumptions made in calculating our expected future income tax rates are incorrect, our deferred tax assets and liabilities would change.  Based on our net deferred tax liability balance at December 31, 2016, each 0.1 percentage point change to our expected future income tax rates would change our net deferred tax liability balance and income tax expense by approximately $2.3 million.

Accounting for landfills.  We recognize landfill depletion expense as airspace of a landfill is consumed.  Our landfill depletion rates are based on the remaining disposal capacity at our landfills, considering both permitted and probable expansion airspace.  We calculate the net present value of our final capping, closure and post-closure commitments by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in our final capping, closure and post-closure liabilities being recorded in “layers.”  The resulting final capping, closure and post-closure obligations are recorded on the consolidated balance sheet along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  The accounting methods discussed below require us to make certain estimates and assumptions.  Changes to these estimates and assumptions could have a material effect on our financial condition and results of operations.  Any changes to our estimates are applied prospectively.

Landfill development costs.  Landfill development costs include the costs of acquisition, construction associated with excavation, liners, site berms, groundwater monitoring wells, gas recovery systems and leachate collection systems.  We estimate the total costs associated with developing each landfill site to its final capacity.  Total landfill costs include the development costs associated with expansion airspace.  Expansion airspace is described below.  Landfill development costs depend on future events and thus actual costs could vary significantly from our estimates.  Material differences between estimated and actual development costs may affect our cash flows by increasing our capital expenditures and thus affect our results of operations by increasing our landfill depletion expense.

Final capping, closure and post-closure obligations.  We accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and the landfills that we operate, but do not own, under life-of-site agreements.  We could have additional material financial obligations relating to final capping, closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future.  Our discount rate assumption for purposes of computing 2016 and 2015 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects our long-term credit adjusted risk free rate as of the end of both 2015 and 2014.  Our inflation rate assumption was 2.5% for the years ended December 31, 2016 and 2015.  Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill final capping, closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations.  Additionally, changes in regulatory or legislative requirements could increase our costs related to our landfills, resulting in a material adverse effect on our financial condition and results of operations.

We own two landfills for which the prior owner is obligated to reimburse us for certain costs we incur for final capping, closure and post-closure activities on the portion of the landfills utilized by the prior owner.  We accrue the prior owner’s portion of the final capping, closure and post-closure obligation within the balance sheet classification of Other long-term liabilities, and a corresponding receivable from the prior owner in long-term Other assets.

Disposal capacity.  Our internal and third-party engineers perform surveys at least annually to estimate the remaining disposal capacity at our landfills.  Our landfill depletion rates are based on the remaining disposal capacity, considering both permitted and probable expansion airspace, at the landfills that we own and at landfills that we operate, but do not own, under life-of-site agreements.  Our landfill depletion rate is based on the term of the operating agreement at our operated landfill that has capitalized expenditures.  Expansion airspace consists of additional disposal capacity being pursued through means of an expansion that has not yet been permitted.  Expansion airspace that meets the following criteria is included in our estimate of total landfill airspace:

1)	whether the land where the expansion is being sought is contiguous to the current disposal site, and we either own the expansion property or have rights to it under an option, purchase, operating or other similar agreement;
2)	whether total development costs, final capping costs, and closure/post-closure costs have been determined;
3)	whether internal personnel have performed a financial analysis of the proposed expansion site and have determined that it has a positive financial and operational impact;
4)	whether internal personnel or external consultants are actively working to obtain the necessary approvals to obtain the landfill expansion permit; and
5)	whether we consider it probable that we will achieve the expansion (for a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business or political restrictions or similar issues existing that we believe are more likely than not to impair the success of the expansion).

We may be unsuccessful in obtaining permits for expansion disposal capacity at our landfills.  In such cases, we will charge the previously capitalized development costs to expense.  This will adversely affect our operating results and cash flows and could result in greater landfill depletion expense being recognized on a prospective basis.

We periodically evaluate our landfill sites for potential impairment indicators.  Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and operational performance of our landfills.  Future events could cause us to conclude that impairment indicators exist and that our landfill carrying costs are impaired.  Any resulting impairment loss could have a material adverse effect on our financial condition and results of operations.

Goodwill and indefinite-lived intangible assets testing.  Goodwill and indefinite-lived intangible assets are tested for impairment on at least an annual basis in the fourth quarter of the year.  In addition, we evaluate our reporting units for impairment if events or circumstances change between annual tests indicating a possible impairment.  Examples of such events or circumstances include, but are not limited to, the following:

•	a significant adverse change in legal factors or in the business climate;
•	an adverse action or assessment by a regulator;
•	a more likely than not expectation that a segment or a significant portion thereof will be sold;
•	the testing for recoverability of a significant asset group within the segment; or
•	current period or expected future operating cash flow losses.

In the first step (“Step 1”) of testing for goodwill impairment, we estimate the fair value of each of our reporting units, which consisted of five geographic operating segments and our E&P segment at December 31, 2016 and three geographic operating segments and our E&P segment at December 31, 2015, using discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit. We compare the fair value of each reporting unit to the carrying value of its net assets.  If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results.  If the fair value is less than its carrying value, then we would perform a second step (“Step 2”) and determine the fair value of the goodwill.  In Step 2, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.  If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings in our Consolidated Statements of Net Income (Loss).  In testing indefinite-lived intangible assets for impairment, we compare the estimated fair value of each indefinite-lived intangible asset to its carrying value.  If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in our Consolidated Statements of Net Income (Loss).

Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates.  In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization.  The results of our 2014, 2015 and 2016 impairment tests are described in Note 1 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

For our annual impairment analysis of our E&P segment for the year ended December 31, 2016, we performed our Step 1 assessment of our E&P segment. The Step 1 assessment involved measuring the recoverability of goodwill by comparing the E&P segment’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using an income approach employing a discounted cash flow (“DCF”) model. The DCF model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the operating locations comprising the E&P segment. This was based on a number of key assumptions, including, but not limited to, a discount rate of 12%, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas E&P activity during the forecast period, gross margins based on estimated operating expense requirements during the forecast period and estimated capital expenditures over the forecast period, all of which were classified as Level 3 in the fair value hierarchy. As a result of the Step 1 assessment, we determined that the E&P segment did not pass the Step 1 test because the carrying value exceeded the estimated fair value of the reporting unit. We then performed the Step 2 test to determine the fair value of goodwill for our E&P segment. Based on the Step 1 and Step 2 analyses, we did not record an impairment charge to our E&P segment as a result of our goodwill impairment test during the year ended December 31, 2016. Additionally, we evaluated the recoverability of the E&P segment’s indefinite-lived intangible assets (other than goodwill) by comparing the estimated fair value of each indefinite-lived intangible asset to its carrying value. We estimated the fair value of the indefinite-lived intangible assets using an excess earnings approach. Based on the result of the recoverability test, we determined that the carrying values of certain indefinite-lived intangible assets within the E&P segment exceeded their fair values and were therefore not recoverable. We recorded an impairment charge to Impairments and other operating items in the Consolidated Statements of Net Income (Loss) on certain indefinite-lived intangible assets within our E&P segment of $156,000 during the year ended December 31, 2016.

In 2015, we determined that sufficient indicators of potential impairment existed to require an interim goodwill and indefinite-lived intangible assets impairment analysis for our E&P segment as a result of the sustained decline in oil prices being experienced at the time, together with market expectations of a likely slow recovery in such prices. We performed a Step 1 assessment of our E&P segment, which involved measuring the recoverability of goodwill by comparing the E&P segment’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using an income approach employing a discounted cash flow (“DCF”) model. The DCF model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the operating locations comprising the E&P segment. This was based on a number of key assumptions, including, but not limited to, a discount rate of 11.6%, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas E&P activity during the forecast period, gross margins based on estimated operating expense requirements during the forecast period and estimated capital expenditures over the forecast period, all of which were classified as Level 3 in the fair value hierarchy. As a result of the Step 1 assessment, we determined that the E&P segment did not pass the Step 1 test because the carrying value exceeded the estimated fair value of the reporting unit. We then performed the Step 2 test to determine the fair value of goodwill for our E&P segment. Based on the Step 1 and Step 2 analyses, we recorded a goodwill impairment charge to Impairments and other operating items in the Consolidated Statements of Net Income (Loss) within our E&P segment of $411.8 million in 2015. Additionally, we evaluated the recoverability of the E&P segment’s indefinite-lived intangible assets (other than goodwill) by comparing the estimated fair value of each indefinite-lived intangible asset to its carrying value. We estimated the fair value of the indefinite-lived intangible assets using an excess earnings approach. Based on the result of the recoverability test, we determined that the carrying values of certain indefinite-lived intangible assets within the E&P segment exceeded their fair values and were therefore not recoverable. We recorded an impairment charge to Impairments and other operating items in the Consolidated Statements of Net Income (Loss) on certain indefinite-lived intangible assets within our E&P segment of $38.4 million in 2015. We did not record an impairment charge to our E&P segment as a result of our goodwill and indefinite-lived intangible assets impairment tests during the year ended December 31, 2014.

Business Combination Accounting.  We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of our previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed. At the acquisition date, we measure the fair values of all assets acquired and liabilities assumed that arise from contractual contingencies.  We measure the fair values of all noncontractual contingencies if, as of the acquisition date, it is more likely than not that the contingency will give rise to an asset or liability.

General

Our revenues consist mainly of fees we charge customers for collection, transfer, recycling and disposal of non-hazardous solid waste and treatment, recovery and disposal of non-hazardous E&P waste.  Our collection business also generates revenues from the sale of recyclable commodities, which have significant variability.  A large part of our collection revenues comes from providing residential, commercial and industrial services.  We frequently perform these services under service agreements, municipal contracts or franchise agreements with governmental entities.  Our existing franchise agreements and most of our existing municipal contracts give us the exclusive right to provide specified waste services in the specified territory during the contract term.  These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis.  We also provide residential collection services on a subscription basis with individual households.

We typically determine the prices of our solid waste collection services by the collection frequency and level of service, route density, volume, weight and type of waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing, and prices charged by competitors for similar services.  The terms of our contracts sometimes limit our ability to pass on price increases.  Long-term solid waste collection contracts often contain a formula, generally based on a published price index, that automatically adjusts fees to cover increases in some, but not all, operating costs, or that limit increases to less than 100% of the increase in the applicable price index.

We charge transfer station and landfill customers a tipping fee on a per ton and/or per yard basis for disposing of their solid waste at our transfer stations and landfill facilities.  Many of our transfer station and landfill customers have entered into one to ten year disposal contracts with us, most of which provide for annual indexed price increases.

Our revenues from E&P waste services consist mainly of fees that we charge for the treatment and disposal of liquid and solid waste derived from the drilling of wells for the production of oil and natural gas. We also generate income from the transportation of waste to the disposal facility in certain markets and the sale of reclaimed oil, roadbase and processed and treated waters.

Our revenues from recycling services consist of proceeds generated from selling recyclable materials (including compost, cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals) collected from our residential customers and at our recycling operations to third parties for processing before resale.

Other revenues consist primarily of the sale of gas generated from our MSW landfills and revenues from intermodal services which consist mainly of fees we charge customers for the movement of cargo and solid waste containers between our intermodal facilities.

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented.  The following tables reflect a breakdown of our revenue and inter-company eliminations for the periods indicated (dollars in thousands of U.S. dollars):

	Year Ended December 31, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$2,359,813	$(7,766)	$2,352,047	69.7%
Solid waste disposal and transfer	1,155,410	(443,022)	712,388	21.1
Solid waste recycling	92,456	(6,941)	85,515	2.5
E&P waste treatment, recovery and disposal	132,286	(12,086)	120,200	3.6
Intermodal and other	106,363	(650)	105,713	3.1
Total	$3,846,328	$(470,465)	$3,375,863	100.0%

	Year Ended December 31, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$1,378,679	$(4,623)	$1,374,056	64.9%
Solid waste disposal and transfer	670,369	(255,200)	415,169	19.6
Solid waste recycling	47,292	(924)	46,368	2.2
E&P waste treatment, recovery and disposal	228,529	(13,156)	215,373	10.2
Intermodal and other	66,321	-	66,321	3.1
Total	$2,391,190	$(273,903)	$2,117,287	100.0%

	Year Ended December 31, 2014
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$1,289,906	$(3,593)	$1,286,313	61.9%
Solid waste disposal and transfer	617,161	(235,851)	381,310	18.3
Solid waste recycling	58,226	(2,118)	56,108	2.7
E&P waste treatment, recovery and disposal	326,934	(16,862)	310,072	14.9
Intermodal and other	46,291	(928)	45,363	2.2
Total	$2,338,518	$(259,352)	$2,079,166	100.0%

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers’ compensation, vehicle and equipment insurance, insurance and employee group health claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties.  Our significant costs of operations in 2016 were labor, third-party disposal and transportation, vehicle and equipment maintenance, taxes and fees, insurance and fuel.  We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers’ compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates.  We carry high-deductible or self-insured retention insurance for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability and directors’ and officers’ liability as well as for employee group health claims, property and workers’ compensation.  If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

Selling, general and administrative, or SG&A, expense includes management, sales force, clerical and administrative employee compensation and benefits, legal, accounting and other professional services, acquisition expenses, bad debt expense and rent expense for our corporate headquarters.

Depreciation expense includes depreciation of equipment and fixed assets over their estimated useful lives using the straight-line method.  Depletion expense includes depletion of landfill site costs and total future development costs as remaining airspace of the landfill is consumed.  Remaining airspace at our landfills includes both permitted and probable expansion airspace.  Amortization expense includes the amortization of finite-lived intangible assets, consisting primarily of long-term franchise agreements and contracts, customer lists and non-competition agreements, over their estimated useful lives using the straight-line method.  Goodwill and indefinite-lived intangible assets, consisting primarily of certain perpetual rights to provide solid waste collection and transportation services in specified territories, are not amortized.

We capitalize some third-party expenditures related to development projects, such as legal, engineering and interest expenses.  We expense all third-party and indirect acquisition costs, including third-party legal and engineering expenses, executive and corporate overhead, public relations and other corporate services, as we incur them.  We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that may become impaired, such as those that relate to any operation that is permanently shut down and any landfill development project that we believe will not be completed.  We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed.  For example, if we are unsuccessful in our attempts to obtain or defend permits that we are seeking or have been awarded to operate or expand a landfill, we will no longer generate anticipated income from the landfill and we will be required to expense in a future period up to the carrying value of the landfill or expansion project, less the recoverable value of the property and other amounts recovered.

Results of Operations

The following table sets forth items in our Consolidated Statements of Net Income (Loss) in thousands of U.S. dollars and as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2016	% of Revenues	2015	% of Revenues	2014	% of Revenues
Revenues	$3,375,863	100.0%	$2,117,287	100.0%	$2,079,166	100.0%
Cost of operations	1,957,712	58.0	1,177,409	55.6	1,138,388	54.8
Selling, general and administrative	474,263	14.0	237,484	11.2	229,474	11.0
Depreciation	393,600	11.7	240,357	11.4	230,944	11.1
Amortization of intangibles	70,312	2.1	29,077	1.4	27,000	1.3
Impairments and other operating items	27,678	0.8	494,492	23.3	4,091	0.2
Operating income (loss)	452,298	13.4	(61,532)	(2.9)	449,269	21.6

Interest expense	(92,709)	(2.7)	(64,236)	(3.1)	(64,674)	(3.1)
Other income (expense), net	655	0.0	(518)	(0.0)	1,067	0.0
Foreign currency transaction gain	1,121	0.0	-	-	-	-
Income tax (provision) benefit	(114,044)	(3.4)	31,592	1.5	(152,335)	(7.3)
Net income (loss)	247,321	7.3	(94,694)	(4.5)	233,327	11.2
Net income attributable to noncontrolling interests	(781)	(0.0)	(1,070)	(0.0)	(802)	(0.0)
Net income (loss) attributable to Waste Connections	$246,540	7.3%	$(95,764)	(4.5)%	$232,525	11.2%

Years Ended December 31, 2016 and 2015

Revenues.  Total revenues increased $1.259 billion, or 59.4%, to $3.376 billion for the year ended December 31, 2016, from $2.117 billion for the year ended December 31, 2015.

During the year ended December 31, 2016, incremental revenue from acquisitions closed during, or subsequent to, the year ended December 31, 2015, increased revenues by approximately $1.270 billion, of which $1.185 billion is attributable to the Progressive Waste acquisition completed on June 1, 2016. Operations divested during, or subsequent to, the year ended December 31, 2015, decreased revenues by approximately $3.3 million.

During the year ended December 31, 2016, the net increase in prices charged to our customers was $47.9 million, consisting of $52.6 million of core price increases, partially offset by a decrease of $4.7 million from fuel, materials and environmental surcharges due primarily to a decline in the market price of diesel fuel.

During the year ended December 31, 2016, volume increases in our existing business increased solid waste revenues by $36.5 million from increases in roll off collection, transfer station volumes and landfill volumes resulting from increased construction and general economic activity in our markets. E&P revenues at facilities owned and fully-operated in each of the comparable periods decreased by $95.2 million due to the substantial reductions in crude oil prices that began in October 2014, and continued through 2015 and 2016, which resulted in a decline in the level of drilling and production activity thereby reducing the demand for E&P waste services in the basins in which we operate.

Revenues from sales of recyclable commodities at facilities owned during the year ended December 31, 2016 and 2015 increased $2.2 million due primarily to increased prices for recyclable commodities, which began to recover in the second half of 2016.

Other revenues increased by $0.8 million during the year ended December 31, 2016, due primarily to increased landfill gas sales and equipment sales, partially offset by a decline in intermodal revenue.

Cost of Operations.  Total cost of operations increased $780.3 million, or 66.3%, to $1.958 billion for the year ended December 31, 2016, from $1.178 billion for the year ended December 31, 2015. The increase was primarily the result of $736.2 million of operating costs from the Progressive Waste acquisition, $43.1 million of additional operating costs from all other acquisitions closed during, or subsequent to, the year ended December 31, 2015, and an increase in operating costs at our existing solid waste and intermodal operations of $48.1 million, less a decrease in operating costs at our E&P operations of $47.1 million.

The increase in operating costs at our existing solid waste and intermodal operations of $48.1 million for the year ended December 31, 2016 was comprised of an increase in labor expenses of $19.7 million due primarily to employee pay rate increases and headcount increases to support volume increases, an increase in employee benefits expenses of $10.2 million due to increased medical claims costs, an increase in truck, container, equipment and facility maintenance and repair expenses of $9.6 million due to variability in the timing and severity of major repairs, an increase in taxes on revenues of $9.0 million due to increased revenues in our solid waste markets, an increase in third-party trucking and transportation expenses of $6.1 million due to increased transfer station and landfill volumes that require us to transport the waste to our disposal sites, an increase in third-party disposal expense of $1.3 million due to disposal rate increases and higher disposal costs associated with increased collection and transfer station volumes and an increase in leachate disposal expenses at our landfills of $1.1 million, partially offset by a decrease in fuel expense of $7.6 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, and a decrease in insurance premiums for our high deductible auto, workers’ compensation and general liability program of $1.3 million due to leveraging the increased size of the Company as a result of the Progressive Waste acquisition.

During the year ended December 31, 2015, we incurred $5.0 million in expenses due to site clean-up and remediation work associated with flooding and other surface damage at two of our E&P disposal sites in New Mexico resulting from heavy precipitation affecting the sites, and $1.5 million of start-up related expenses at two new E&P disposal facilities. The remaining decrease in operating costs at our E&P operations of $40.6 million for the year ended December 31, 2016 was comprised of decreased fuel expenses of $2.1 million due primarily to decreases in the price of diesel fuel and the following changes attributable to a reduction in our operations resulting from the decline in the level of drilling and production activity: decreased employee wage and benefits expenses of $13.1 million, decreased third-party trucking and transportation expenses of $8.7 million, decreased equipment repair expenses of $4.1 million, decreased cell processing and site remediation work of $3.0 million, decreased landfill operating supplies of $2.3 million, decreased equipment rental expenses of $2.2 million, decreased disposal expenses of $1.3 million, decreased royalties on revenues of $1.2 million and $2.6 million of other net expense decreases.

Cost of operations as a percentage of revenues increased 2.4 percentage points to 58.0% for the year ended December 31, 2016, from 55.6% for the year ended December 31, 2015. The components of the 2.4 percentage point increase consist of a 2.4 percentage point increase from acquisitions closed during, or subsequent to, the year ended December 31, 2015 having operating margins lower than our Company average, a combined 0.6 percentage point increase from labor and benefits expenses in our solid waste segments and a 0.2 percentage point increase from our E&P operations resulting from fixed operating expenses increasing as an overall percentage of revenues due to the aforementioned decline in E&P revenues, partially offset by a 0.6 percentage point decrease at our solid waste operations due to decreased expenses for diesel fuel and a 0.2 percentage point decrease resulting from all other net changes.

SG&A.  SG&A expenses increased $236.8 million, or 99.7%, to $474.3 million for the year ended December 31, 2016, from $237.5 million for the year ended December 31, 2015. The increase was comprised of $90.7 million of SG&A expenses from operating locations acquired in the Progressive Waste acquisition, $4.8 million of additional SG&A expenses from operating locations at all other acquisitions closed during, or subsequent to, the year ended December 31, 2015, an increase in direct acquisition costs of $29.1 million attributable primarily to the Progressive Waste acquisition, an increase of $26.0 million resulting from severance-related expenses payable to Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the Progressive Waste acquisition, an increase of $14.5 million from New Waste Connections paying excise taxes levied on the unvested or vested and undistributed equity-compensation holdings of our corporate officers and members of our Board of Directors resulting from the Progressive Waste acquisition, an increase in share-based compensation expenses of $8.0 million related to awards granted to employees of Progressive Waste prior to June 1, 2016 for which vesting was accelerated due to plan provisions regarding a change in control followed by termination of employment, an increase in share-based compensation expenses of $14.3 million resulting from time-lapse vesting and changes to the fair value of awards granted by Progressive Waste prior to the June 1, 2016 closing of the Progressive Waste acquisition to employees of Progressive Waste who were retained as employees of New Waste Connections following the closing and which awards were continued by New Waste Connections, an increase of $11.8 million resulting from the accrual of incentive compensation expenses to certain of our executive officers and key employees related to the achievement of defined synergy goals realized by New Waste Connections from the Progressive Waste acquisition, an increase in equity-based compensation expenses of $2.3 million resulting from the acceleration of vesting of performance share units granted to Old Waste Connections’ management in 2014 and 2015, an increase of $8.1 million resulting from employee relocation expenses and professional fees incurred to integrate the operations of Progressive Waste into New Waste Connections, an increase in payroll expenses of $8.0 million at our solid waste segments primarily related to headcount increases and annual compensation increases, an increase in accrued cash incentive compensation expense of $11.3 million due primarily to the addition of accrued cash incentive compensation expense for the retained employees of Progressive Waste, an increase in employee benefits expenses of $2.9 million due to increased medical claims costs, an increase in travel, meetings and training expenses of $2.7 million resulting from the integration of employees of Progressive Waste into New Waste Connections, an increase in legal and accounting professional fee expenses of $2.6 million due to increased support required as a result of growth from the Progressive Waste acquisition, an increase in deferred compensation expense of $1.2 million resulting from deferred compensation liabilities to employees increasing as a result of increases in the market value of investments to which employee deferred compensation balances are tracked, an increase in software license fees of $1.1 million to support computer applications acquired in the Progressive Waste acquisition, an increase in equity-based compensation expenses of $1.0 million associated with our annual recurring grant of restricted share units to our personnel, an increase in credit card fees of $1.0 million resulting from an increase in the total number of customers remitting payments for our services using credit cards and $1.2 million of other net expense increases, partially offset by a decrease at our E&P segment of $5.8 million for payroll and employee travel expenses due to management-level headcount reductions resulting from the decline in E&P disposal volumes.

SG&A expenses as a percentage of revenues increased 2.8 percentage points to 14.0% for the year ended December 31, 2016, from 11.2% for the year ended December 31, 2015. The increase as a percentage of revenues was attributable to a 3.4 percentage point increase resulting from the combined totals of the aforementioned increases associated with direct acquisition costs, severance expenses, relocation and professional fee expense, synergy bonus expense, excise taxes, share-based compensation expense from the continuation of awards granted to Progressive Waste employees prior to the completion of the Progressive Waste acquisition and equity-based compensation expense from the acceleration of certain performance share units, a 0.3 percentage point increase from increased cash incentive compensation expense, a 0.3 percentage point increase from increased payroll and medical benefits expenses and a 0.1 percentage point increase from all other net changes at our existing operations, partially offset by a 1.3 percentage point decrease from the net impact of SG&A expenses from operating locations acquired in the Progressive Waste acquisition and all other acquisitions closed during, or subsequent to, the year ended December 31, 2015.

Depreciation.  Depreciation expense increased $153.2 million, or 63.8%, to $393.6 million for the year ended December 31, 2016, from $240.4 million for the year ended December 31, 2015.  The increase was primarily the result of additional depreciation and depletion expense of $136.6 million from the Progressive Waste acquisition, additional depreciation and depletion expense of $13.1 million from all other acquisitions closed during, or subsequent to, the year ended December 31, 2015, an increase in depreciation expense of $6.1 million associated with additions to our fleet and equipment purchased to support our existing operations and an increase in depletion expense of $2.7 million at our existing solid waste landfills due primarily to an increase in volumes, partially offset by a decrease in depletion expense of $5.3 million at our existing E&P landfills due to volume decreases resulting from a decline in the level of oil drilling and production activity due to reductions in crude oil prices.

Depreciation expense as a percentage of revenues increased 0.3 percentage points to 11.7% for the year ended December 31, 2016, from 11.4% for the year ended December 31, 2015. The increase as a percentage of revenues was due primarily to the Progressive Waste acquisition, the impact of a decline in E&P revenues from operations owned in the comparable periods and depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations, partially offset by the decrease in depletion expense at our existing E&P landfills.

Amortization of Intangibles.  Amortization of intangibles expense increased $41.2 million, or 141.8%, to $70.3 million for the year ended December 31, 2016, from $29.1 million for the year ended December 31, 2015. The increase in amortization expense was the result of $41.9 million recorded on contracts, customer lists and transfer station permits acquired in the Progressive Waste acquisition and $2.0 million from intangible assets acquired in other acquisitions closed in 2015 and 2016, partially offset by a decrease of $2.7 million from certain intangible assets becoming fully amortized subsequent to December 31, 2015.

Amortization expense as a percentage of revenues increased 0.7 percentage points to 2.1% for the year ended December 31, 2016, from 1.4% for the year ended December 31, 2015. The increase as a percentage of revenues was the result of the net impact of the aforementioned intangible assets acquired in the Progressive Waste acquisition, partially offset by certain intangible assets becoming fully amortized subsequent to the end of the prior year period.

Impairments and Other Operating Items. Impairments and other operating items decreased $466.8 million, to $27.7 million for the year ended December 31, 2016, from $494.5 million for the year ended December 31, 2015.

During the year ended December 31, 2016, we recorded a $15.0 million charge to adjust the carrying cost of assets held for disposal to fair market value, a $4.6 million charge to terminate an operating lease for our corporate aircraft, $3.3 million of losses on trucks and equipment that were disposed of through sales or as a result of being damaged in operations, impairment charges totaling $2.7 million related to four operating locations in our E&P segment which were permanently closed in 2016, a $2.5 million charge to write off the carrying cost of a tradename acquired from the Progressive Waste acquisition that will not provide future financial benefit, a $2.1 million charge to write off the carrying cost of certain contracts acquired from the Progressive Waste acquisition that were not renewed prior to their original estimated termination date and $1.1 million of other net charges, partially offset by a gain of $2.4 million resulting from the decrease to the fair value of an amount payable under a liability-classified contingent consideration arrangement from a prior year acquisition and a gain of $1.2 million from the favorable settlement of a legal matter.

During the year ended December 31, 2015, we recorded impairment charges at our E&P segment of $411.8 million associated with goodwill, $38.4 million associated with indefinite-lived intangible assets and $67.6 million related to property and equipment. These impairment charges were partially offset by $20.6 million of adjustments recorded during the year ended December 31, 2015 to reduce the fair value of amounts payable under liability-classified contingent consideration arrangements associated with the acquisition of an E&P business in 2014. The decline in oil prices that began in late 2014, and continued into 2015, resulted in decreased levels of oil and natural gas E&P activity and a corresponding decrease in demand for our E&P waste services. This decrease, together with market expectations of a likely slow recovery in oil prices, reduced the expected future period cash flows of our E&P segment, causing the fair value of the E&P segment to decrease below its carrying value. Additionally, we determined that the carrying value of certain asset groups in our E&P segment exceeded the undiscounted cash flows and were therefore not recoverable.

Operating Income (Loss).  Operating income (loss) increased $513.8 million to income of $452.3 million for the year ended December 31, 2016, from a loss of $61.5 million for the year ended December 31, 2015.  The increase was attributable to the $1.259 billion increase in revenues and a $466.8 million decrease in impairments and other operating items, partially offset by the $780.3 million increase in costs of operations, $236.8 million increase in SG&A expense, $153.2 million increase in depreciation expense and $41.2 million increase in amortization of intangibles expense.

Operating income (loss) as a percentage of revenues increased 16.3 percentage points to income of 13.4% for the year ended December 31, 2016, from a loss of 2.9% for the year ended December 31, 2015.  The increase as a percentage of revenues was comprised of a 22.5 percentage point decrease in impairments and other operating items, partially offset by a 2.8 percentage point increase in SG&A expense, a 2.4 percentage point increase in cost of operations, a 0.7 percentage point increase in amortization expense and a 0.3 percentage point increase in depreciation expense.

Interest Expense.  Interest expense increased $28.5 million, or 44.3%, to $92.7 million for the year ended December 31, 2016, from $64.2 million for the year ended December 31, 2015. The increase was primarily attributable to an increase of $12.4 million from the June 2016 issuance of our New 2021 Notes, 2023 Notes and 2026 Notes, an increase of $10.6 million from the August 2015 issuance of our 2022 Notes and 2025 Notes, an increase of $6.3 million due to an increase in the average borrowings outstanding under our Revolving Credit and Term Loan Agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), an increase of $5.9 million due to higher interest rates on outstanding borrowings under our Credit Agreement, an increase of $2.5 million resulting from the commencement of four new interest rate swaps totaling $175 million with an average fixed rate of 2.34% and an increase of $1.4 million due to an increase in outstanding letters of credit resulting from the assumption of obligations from the Progressive Waste acquisition that are required to be secured with a letter of credit, partially offset by a decrease of $10.6 million for the redemption of our 2015 Notes and 2016 Notes using proceeds from the 2015 Old Waste Connections Credit Agreement which had a lower interest rate relative to the fixed interest rate in effect when the 2015 Notes and 2016 Notes were outstanding.

Other Income (Expense), Net.  Other income (expense), net, increased $1.2 million, to an income total of $0.7 million for the year ended December 31, 2016, from an expense total of $0.5 million for the year ended December 31, 2015. The increase was primarily attributable to an increase of $1.4 million from investments purchased to fund our employee deferred compensation obligations and $0.6 million of other net changes, partially offset by an increase in expenses associated with the write off of unamortized debt issuance costs of $0.8 million.

Income Tax Provision (Benefit).  Income taxes increased $145.6 million, to an expense total of $114.0 million for the year ended December 31, 2016, from a benefit total of $31.6 million for the year ended December 31, 2015.

Our effective tax expense rate for the year ended December 31, 2016 was 31.6%. Adjusting the prior year effective tax benefit rate for the impact of the aforementioned impairment charges, the year-over-year change in our effective tax rate was primarily the result of the impact of the Progressive Waste acquisition, which resulted in changes to the jurisdictions where we do business, including some jurisdictions with tax rates less than the U.S. federal statutory rate, partially offset by non-deductible expenses incurred in connection with the Progressive Waste acquisition. Our effective tax rate is dependent upon the proportion of pre-tax income among the jurisdictions where we do business.  As such, our effective tax rate will be subject to some variability depending upon the proportional contribution of pre-tax income across jurisdictions in any period.

Our effective tax benefit rate for the year ended December 31, 2015 was 25.0%. The impairment of a portion of the goodwill, indefinite-lived intangible assets and property and equipment within our E&P segment impacted the geographical apportionment of our state income taxes primarily resulting in an adjustment to our deferred tax liabilities that increased our income tax benefit and increased our effective tax benefit rate during the year ended December 31, 2015 by $3.9 million and 3.1 percentage points, respectively. Additionally, a portion of the aforementioned goodwill impairment within our E&P segment that was not deductible for tax purposes, resulted in a decrease to our income tax benefit and our effective tax benefit rate of $15.5 million and 12.3 percentage points, respectively.

Years Ended December 31, 2015 and 2014

Revenues.  Total revenues increased $38.1 million, or 1.8%, to $2.117 billion for the year ended December 31, 2015, from $2.079 billion for the year ended December 31, 2014.

During the year ended December 31, 2015, incremental revenue from acquisitions closed during, or subsequent to, the year ended December 31, 2014, increased revenues by approximately $58.6 million. Operations divested during, or subsequent to, the year ended December 31, 2014, decreased revenues by approximately $1.0 million.

During the year ended December 31, 2015, the net increase in prices charged to our customers was $46.4 million, consisting of $50.0 million of core price increases, partially offset by a decrease of $3.6 million from fuel, materials and environmental surcharges.

During the year ended December 31, 2015, volume increases in our existing business increased solid waste revenues by $39.5 million from increases in roll off collection, transfer station volumes and landfill volumes resulting from increased construction and general economic activity in our markets. E&P disposal facilities which opened subsequent to December 31, 2014, increased E&P revenues by $3.9 million. E&P revenues at facilities owned and fully-operated in each of the comparable periods decreased by $120.0 million due to the substantial reductions in crude oil prices that began in October 2014, and continued through 2015 and into early 2016, which resulted in a decline in the level of drilling and production activity thereby reducing the demand for E&P waste services in the basins in which we operate.

During the year ended December 31, 2015, the closure of a recycling operation in our Western segment in April 2014 decreased revenues by $2.0 million. Revenues from sales of recyclable commodities at all other facilities owned during the year ended December 31, 2015 and 2014 decreased $7.9 million due primarily to decreased recyclable commodity prices.

During the year ended December 31, 2015, intermodal revenues increased $21.8 million due to cargo volume from a new large intermodal customer and higher cargo volume with existing customers.

Other revenues decreased by $1.2 million during the year ended December 31, 2015 due primarily to contracted landfill construction services we performed in the prior year period at a landfill we operate that did not recur in the current year, partially offset by an increase in equipment rental revenue.

Cost of Operations.  Total cost of operations increased $39.0 million, or 3.4%, to $1.178 billion for the year ended December 31, 2015, from $1.138 billion for the year ended December 31, 2014. The increase was primarily the result of $34.7 million of additional operating costs from solid waste and E&P acquisitions closed during, or subsequent to, the year ended December 31, 2014 and an increase in operating costs at our existing solid waste operations of $26.9 million, less a decrease in operating costs at our existing and internally developed E&P operations of $22.6 million.

The increase in operating costs at our existing solid waste and intermodal operations of $26.9 million for the year ended December 31, 2015 was comprised of an increase in labor and employee benefits expenses of $15.6 million due primarily to employee pay rate and headcount increases to support volume increases, an increase in rail transportation expenses at our intermodal operations of $9.6 million due to increased rail cargo volume, an increase in truck, container, equipment and facility maintenance and repair expenses of $6.8 million due to variability in the timing and severity of major repairs, an increase in third-party disposal expense of $6.5 million due to disposal rate increases and higher disposal costs associated with increased collection and transfer station volumes, an increase in taxes on revenues of $6.0 million due to increased revenues in our solid waste markets, an increase in third-party trucking and transportation expenses of $3.1 million due to increased transfer station and landfill volumes that require us to transport the waste to our disposal sites and $3.4 million of other net expense increases, partially offset by a decrease in fuel expense of $20.2 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, a decrease of $2.0 million associated with the cost of contracted landfill construction services we performed during the prior year period and a decrease in auto, workers’ compensation and property claims expense under our high deductible insurance program of $1.9 million due primarily to adjustments to projected losses on prior period claims.

The decrease in operating costs at our existing and internally developed E&P operations of $22.6 million for the year ended December 31, 2015 was comprised of decreased fuel expenses of $4.0 million due primarily to decreases in the price of diesel fuel and the following changes attributable to a reduction in our operations resulting from the decline in the level of drilling and production activity: decreased third-party trucking and transportation expenses of $6.7 million, decreased site remediation work of $6.2 million, decreased employee wage and benefits expenses of $3.3 million, decreased equipment repair expenses of $2.9 million, decreased equipment rental expenses of $1.9 million, decreased royalties on revenues of $1.1 million, decreased landfill operating supplies of $0.5 million and $2.5 million of other expense decreases, partially offset by an increase of $5.0 million in expenses due to site clean-up and remediation work during the first quarter of 2015 associated with flooding and other surface damage at two of our E&P disposal sites in New Mexico resulting from heavy precipitation affecting the sites and an increase of $1.5 million due to start-up related expenses at two new E&P disposal facilities during the first quarter of 2015.

Cost of operations as a percentage of revenues increased 0.8 percentage points to 55.6% for the year ended December 31, 2015, from 54.8% for the year ended December 31, 2014. The increase as a percentage of revenues was primarily the result of a 2.4 percentage point increase at our existing and internally developed E&P operations, partially offset by a 1.6 percentage point decrease at our existing solid waste operations. The increase at our existing and internally developed E&P operations was due primarily to fixed operating expenses increasing as an overall percentage of revenues due to the aforementioned decline in E&P revenues. The decrease at our existing solid waste operations was comprised of a 1.4 percentage point decrease in fuel expense and a 0.2 percentage point net decrease in all other expenses.

SG&A.  SG&A expenses increased $8.0 million, or 3.5%, to $237.5 million for the year ended December 31, 2015, from $229.5 million for the year ended December 31, 2014.  The increase was primarily the result of $3.5 million of additional SG&A expenses from acquisitions closed during, or subsequent to, the year ended December 31, 2014, an increase in payroll and benefits expenses of $3.9 million primarily related to headcount increases and annual compensation increases, an increase in professional fees of $2.0 million due primarily to increased expenses for external accounting services, legal expenses and sales consulting services, an increase in employee meeting, training and travel expenses of $1.0 million, an increase in direct acquisition costs of $2.1 million attributable to acquisitions closed during the current year period, an increase of $0.8 million in equity-based compensation expenses associated with our annual recurring grant of restricted share units to our personnel and a $0.6 million increase in credit card fees resulting from an increase in the total number of customer remitting payments for our services using credit cards, partially offset by a decrease in expenses for uncollectible accounts receivable of $3.0 million primarily related to improved collection results in the current year at our E&P segment and higher prior year expenses at our Western segment resulting from a receivables balance from a large customer that was deemed uncollectible, a decrease in accrued cash incentive compensation expense of $2.7 million as we are not projected to achieve the same level of certain financial targets that were met in the prior year period and $0.2 million of other net expense decreases.

SG&A expenses as a percentage of revenues increased 0.2% percentage points to 11.2% for the year ended December 31, 2015, from 11.0% for the year ended December 31, 2014, as a result of increases associated with higher payroll and benefit expenses, professional fees and direct acquisition costs being partially offset by decreased cash incentive compensation expense and decreased expenses for uncollectible accounts.

Depreciation.  Depreciation expense increased $9.5 million, or 4.1%, to $240.4 million for the year ended December 31, 2015, from $230.9 million for the year ended December 31, 2014.  The increase was primarily the result of an increase in depletion expense of $6.5 million at our existing solid waste landfills due primarily to an increase in volumes, additional depreciation and depletion expense of $8.6 million from acquisitions closed during, or subsequent to, the year ended December 31, 2014 and an increase in depreciation expense of $5.0 million associated with additions to our fleet and equipment purchased to support our existing operations, partially offset by a decrease in depletion expense of $10.6 million at our existing E&P landfills due to volume decreases resulting from a decline in the level of oil drilling and production activity due to reductions in crude oil prices.

Depreciation expense as a percentage of revenues increased 0.3 percentage points to 11.4% for the year ended December 31, 2015, from 11.1% for the year ended December 31, 2014. The increase as a percentage of revenues was due primarily to the impact of a decline in E&P revenues from operations owned in the comparable periods and depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations, partially offset by the decrease in depletion expense at our existing E&P landfills.

Amortization of Intangibles.  Amortization of intangibles expense increased $2.1 million, or 7.7%, to $29.1 million for the year ended December 31, 2015, from $27.0 million for the year ended December 31, 2014. Amortization expense as a percentage of revenues increased 0.1 percentage points to 1.4% for the year ended December 31, 2015, from 1.3% for the year ended December 31, 2014.

The dollar amount and percentage of revenues increases were attributable to additional amortization expense during the year ended December 31, 2015 from acquisitions closed during, or subsequent to, the year ended December 31, 2014.

Impairments and Other Operating Items. Impairments and other operating items increased $490.4 million, to $494.5 million for the year ended December 31, 2015, from $4.1 million for the year ended December 31, 2014.

The decline in oil prices that began in late 2014, and continued through 2015 and into early 2016, has resulted in decreased levels of oil and natural gas E&P activity and a corresponding decrease in demand for our E&P waste services. This decrease, together with market expectations of a likely slow recovery in oil prices, has reduced the expected future period cash flows of our E&P segment, causing the fair value of the E&P segment to decrease below its carrying value. During the third quarter of 2015, we recorded impairment charges of $411.8 million associated with goodwill and $38.4 million associated with indefinite-lived intangible assets in our E&P segment. The fair value of the E&P segment was estimated using an income approach employing a discounted cash flow, or DCF, model. The DCF model incorporated projected cash flows over a forecast period based on the estimated remaining lives of the operating locations comprising the E&P segment. We also recorded impairment charges of $67.6 million related to property and equipment at certain E&P operating locations during the third quarter and fourth quarter of 2015 based on an assessment that the carrying value of certain asset groups exceeded the undiscounted cash flows and were therefore not recoverable. The fair value of the unrecoverable asset groups was calculated using the aforementioned DCF model and the impairment charge was based on the amount the asset groups’ carrying values exceeded their fair value. Each asset group that was assessed as being impaired had an insignificant fair value due primarily to the estimated discounted cash outflows exceeding the estimated discounted cash inflows over the remaining estimated lives of the asset groups.

The aforementioned impairment charges were partially offset by $20.6 million of adjustments recorded during the year ended December 31, 2015 to reduce the fair value of amounts payable under liability-classified contingent consideration arrangements associated with the acquisition of an E&P business in 2014 as it was determined that the decline in E&P waste services at acquired facilities subject to contingent consideration payments based on the earnings of the acquired facilities would reduce the amount ultimately payable by us upon the completion of the contingent consideration assessment period.

Other expense charges associated with changes to the fair value of certain long-term liabilities associated with prior year acquisitions and losses on the disposal of operating assets increased $1.6 million during the year ended December 31, 2015.

During the year ended December 31, 2014, we recorded an $8.4 million impairment charge at an E&P disposal facility as a result of projected operating losses resulting from the migration of the majority of the facility’s customers to a new E&P facility that we own and operate.

Operating Income (Loss).  Operating income (loss) decreased $510.8 million to a loss of $61.5 million for the year ended December 31, 2015, from income of $449.3 million for the year ended December 31, 2014.  The decrease was attributable to the $490.4 million increase in impairments and other operating items, $39.0 million increase in costs of operations, $9.5 million increase in depreciation expense, $8.0 million increase in SG&A expense and $2.1 million increase in amortization of intangibles expense, partially offset by the $38.1 million increase in revenues.

Operating income (loss) as a percentage of revenues decreased 24.5 percentage points to negative 2.9% for the year ended December 31, 2015, from positive 21.6% for the year ended December 31, 2014.  The decrease as a percentage of revenues was comprised of a 23.2 percentage point increase in impairments and other operating items, a 0.8 percentage point increase in cost of operations, a 0.2 percentage point increase in SG&A expense, a 0.2 percentage point increase in depreciation expense and a 0.1 percentage point increase in amortization expense.

Interest Expense.  Interest expense decreased $0.5 million, or 0.7%, to $64.2 million for the year ended December 31, 2015, from $64.7 million for the year ended December 31, 2014. The decrease was primarily attributable to a decrease of $2.7 million for the redemption of our 2015 Notes in October 2015, a decrease of $3.8 million from the net change in the combined average outstanding borrowings under our revolving credit and term loan agreement and a decrease of $1.4 million due to refinancing and replacing our prior term loan agreement and prior credit agreement with our new revolving credit and term loan agreement resulting in a reduction in the applicable margin above the base rate or LIBOR rate for outstanding borrowings, partially offset by an increase of $6.0 million from the August 2015 issuance of our 2022 Notes and 2025 Notes and an increase of $1.4 million resulting from interest accretion expense recorded on long-term liabilities recorded at fair value associated with acquisitions closed in the fourth quarter of 2014.

Other Income (Expense), Net.  Other income (expense), net, decreased $1.6 million, to an expense total of $0.5 million for the year ended December 31, 2015, from an income total of $1.1 million for the year ended December 31, 2014. The decrease was primarily attributable to an expense charge of $0.6 million for the write off of a portion of unamortized debt issuance costs resulting from refinancing our prior term loan agreement and prior credit agreement, a $0.8 million decrease in investment income and $0.2 million of other net changes.

Income Tax Provision (Benefit).  Income taxes decreased $183.9 million, to a benefit total of $31.6 million for the year ended December 31, 2015, from an expense total of $152.3 million for the year ended December 31, 2014.

Our effective tax benefit rate for the year ended December 31, 2015 was 25.0%. The impairment of a portion of the goodwill, indefinite-lived intangible assets and property and equipment within our E&P segment impacted the geographical apportionment of our state income taxes primarily resulting in an adjustment to our deferred tax liabilities that increased our income tax benefit and increased our effective tax benefit rate during the year ended December 31, 2015 by $3.9 million and 3.1 percentage points, respectively. Additionally, a portion of the aforementioned goodwill impairment within our E&P segment that was not deductible for tax purposes, resulted in a decrease to our income tax benefit and our effective tax benefit rate of $15.5 million and 12.3 percentage points, respectively.

Our effective tax expense rate for the year ended December 31, 2014 was 39.5%. During the year ended December 31, 2014, an adjustment in deferred tax liabilities resulting from the enactment of New York State’s 2014-2015 Budget Act increased our income tax expense and our effective tax expense rate by $1.2 million and 0.3 percentage points, respectively.

Segment Reporting

Our Chief Operating Decision Maker evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA. We define segment EBITDA as earnings before interest, taxes, depreciation, amortization, impairments and other operating items, other income (expense) and foreign currency transaction gain (loss).  Segment EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies.  Our management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.

We manage our operations through five geographic operating segments and our E&P segment, which includes the majority of our E&P waste treatment and disposal operations. Our five geographic operating segments and our E&P segment comprise our reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  In June 2016, as a result of the Progressive Waste acquisition, described in Note 3 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, we formed two new geographic operating segments, Canada and Southern, and realigned our reporting structure at our existing Central and Eastern segments. Our segment realignment consisted of the transfer of certain operations in Texas and Louisiana from our Central segment to our Southern segment and the transfer of certain operations in Tennessee, Mississippi and Alabama from our Eastern segment to our Southern segment. The Progressive Waste acquisition did not impact our Western or E&P segments. The segment information presented herein reflects the realignment of these districts.

Under the current orientation, our Southern segment services customers located in Alabama, Arkansas, Florida, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, eastern Tennessee, Vermont, Virginia, Wisconsin and the District of Columbia; our Canada segment services customers located in the provinces of Alberta, British Columbia, Manitoba, Ontario and Québec; and our Central segment services customers located in Arizona, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming. The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands of U.S. dollars and as a percentage of total revenues for the periods indicated:

	Years Ended December 31,
	2016	% of Revenues	2015	% of Revenues	2014	% of Revenues
Southern	$713,381	21.1%	$145,289	6.8%	$135,530	6.5%
Western	935,319	27.7	880,393	41.6	823,922	39.6
Eastern	636,652	18.9	376,156	17.8	342,338	16.5
Canada	407,861	12.1	-	-	-	-
Central	561,541	16.6	500,211	23.6	475,877	22.9
E&P	121,109	3.6	215,238	10.2	301,499	14.5
	$3,375,863	100.0%	$2,117,287	100.0%	$2,079,166	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands of U.S. dollars and as a percentage of segment revenues for the periods indicated:

	Years Ended December 31,
	2016	% of Revenues	2015	% of Revenues	2014	% of Revenues
Southern	$163,320	22.9%	$35,718	24.6%	$32,539	24.0%
Western	315,708	33.8	290,937	33.0	258,126	31.3
Eastern	193,361	30.4	119,668	31.8	104,224	30.4
Canada	149,305	36.6	-	-	-	-
Central	208,930	37.2	184,006	36.8	175,935	37.0
E&P	32,479	26.8	70,132	32.6	147,914	49.1
Corporate(a)	(119,215)	-	1,933	-	(7,434)	-
	$943,888	28.0%	$702,394	33.2%	$711,304	34.2%

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the six operating segments. Unallocated corporate overhead for the year ended December 31, 2016 includes direct acquisition costs associated with the Progressive Waste acquisition, severance-related expenses payable to Progressive Waste personnel, executive officer and key employee synergy bonus, excise taxes on corporate officer and Board of Directors’ equity-compensation holdings paid by New Waste Connections and equity-based compensation expenses associated with Progressive Waste’s equity-based compensation plans continued by New Waste Connections.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Significant changes in revenue and segment EBITDA for our reportable segments for the year ended December 31, 2016, compared to the year ended December 31, 2015, and for the year ended December 31, 2015, compared to the year ended December 31, 2014, are discussed below.

Segment Revenue

Revenue in our Southern segment increased $568.1 million, or 391.0%, to $713.4 million for the year ended December 31, 2016, from $145.3 million for the year ended December 31, 2015.  The components of the increase consisted of net revenue growth from acquisitions and divestitures closed during, or subsequent to, the year ended December 31, 2015, of $557.9 million, solid waste volume increases of $4.9 million primarily from volume increases in residential collection, roll off collection, transfer station and landfill MSW, net price increases of $4.7 million and other revenue increases of $0.6 million.

Revenue in our Southern segment increased $9.8 million, or 7.2%, to $145.3 million for the year ended December 31, 2015, from $135.5 million for the year ended December 31, 2014.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2014, of $7.5 million and net price increases of $5.5 million, partially offset by other revenue decreases of $1.5 million due primarily to landfill construction services, contracted in the prior year, that we performed at a landfill we operate, decreases in solid waste volumes of $0.9 million due to primarily to declines in residential collection volumes and landfill special waste volumes and decreases in E&P volumes of $0.8 million due to the aforementioned decline in the level of drilling and production activity.

Revenue in our Western segment increased $54.9 million, or 6.2%, to $935.3 million for the year ended December 31, 2016, from $880.4 million for the year ended December 31, 2015.  The components of the increase consisted of solid waste volume increases of $38.9 million associated with volume increases in residential collection, commercial collection, roll off collection, transfer station, landfill MSW and landfill special waste, net price increases of $12.5 million, net revenue growth from acquisitions and divestitures closed during, or subsequent to, the year ended December 31, 2015, of $3.6 million and recyclable commodity sales increases of $1.6 million due to increased prices for recyclable commodities, which began to recover in the second half of 2016, partially offset by decreases of $0.9 million from reduced E&P disposal volumes at our solid waste landfills and other revenue decreases of $0.8 million.

Revenue in our Western segment increased $56.5 million, or 6.9%, to $880.4 million for the year ended December 31, 2015, from $823.9 million for the year ended December 31, 2014.  The components of the increase consisted of solid waste volume increases of $30.2 million associated with our residential, commercial and roll off collection operations, transfer stations and landfill special waste revenues being partially offset by lower landfill MSW revenues, intermodal revenue increases of $21.8 million due to a new large intermodal customer and higher cargo volume with existing customers, net price increases of $12.9 million, revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2014, of $1.9 million and other revenue increases of $0.3 million, partially offset by recyclable commodity sales decreases of $2.0 million and $5.3 million resulting from the closure of a recycling operation in April 2014 and declines in the price of recyclable commodities, respectively, and decreases of $3.3 million from reduced E&P disposal volumes at our solid waste landfills.

Revenue in our Eastern segment increased $260.5 million, or 69.3%, to $636.7 million for the year ended December 31, 2016, from $376.2 million for the year ended December 31, 2015.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2015, of $246.4 million, net price increases of $10.9 million and solid waste volume increases of $2.4 million primarily from volume increases in roll off collection, transfer station and landfill special waste exceeding volume decreases in residential collection and other revenue increases of $0.8 million.

Revenue in our Eastern segment increased $33.9 million, or 9.9%, to $376.2 million for the year ended December 31, 2015, from $342.3 million for the year ended December 31, 2014.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2014, of $19.1 million, net price increases of $9.4 million and solid waste volume increases of $8.0 million primarily from volume increases in our roll off collection business, transfer station and landfill special waste exceeding decreases in residential collection volumes, partially offset by recyclable commodity sales decreases of $2.4 million due primarily to declines in the price of recyclable commodities and other revenue decreases of $0.2 million.

Revenue in our Canada segment was $407.9 million for the year ended December 31, 2016. Our Canada segment was formed in conjunction with the Progressive Waste acquisition on June 1, 2016; therefore, we did not recognize revenue in this segment prior to the close of the Progressive Waste acquisition.

Revenue in our Central segment increased $61.3 million, or 12.3%, to $561.5 million for the year ended December 31, 2016, from $500.2 million for the year ended December 31, 2015.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2015, of $50.6 million, net price increases of $19.8 million and other revenue increases of $0.7 million, partially offset by solid waste volume decreases of $7.4 million resulting from volume decreases in residential collection and transfer station and decreases of $2.4 million from reduced E&P disposal volumes at our solid waste landfills.

Revenue in our Central segment increased $24.3 million, or 5.1%, to $500.2 million for the year ended December 31, 2015, from $475.9 million for the year ended December 31, 2014.  The components of the increase consisted of net price increases of $18.6 million, solid waste volume increases of $2.5 million associated with increases in roll off collection volumes, transfer station volumes, landfill MSW volumes and landfill special waste volumes exceeding declines in residential collection volumes, net revenue growth from acquisitions and divestitures closed during, or subsequent to, the year ended December 31, 2014, of $2.5 million and other revenue increases of $0.7 million.

Revenue in our E&P segment decreased $94.1 million, or 43.7%, to $121.1 million for the year ended December 31, 2016, from $215.2 million for the year ended December 31, 2015. The components of the decrease consisted of $91.7 million from reduced E&P volumes, $2.3 million from reduced solid waste volumes at non-E&P operations managed by our E&P segment and other revenue decreases of $0.1 million. During the year ended December 31, 2016, our E&P segment continued to be adversely affected by the substantial reductions in crude oil prices that began in October 2014, and continued through 2015 and 2016, resulting in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate.

Revenue in our E&P segment decreased $86.3 million, or 28.6%, to $215.2 million for the year ended December 31, 2015, from $301.5 million for the year ended December 31, 2014.  The components of the decrease consisted of $116.6 million of E&P revenue decreases at facilities owned and fully-operated in each of the comparable periods due to declines in both E&P waste volumes and prices charged for our services and solid waste decreases of $0.3 million, partially offset by revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2014, of $26.7 million, and $3.9 million of revenue from two new E&P disposal facilities opened subsequent to December 31, 2014. During the year ended December 31, 2015, our E&P segment was adversely affected by the substantial reductions in crude oil prices that began in October 2014, and continued through 2015, resulting in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate.

Segment EBITDA

Segment EBITDA in our Southern segment increased $127.6 million, or 357.2%, to $163.3 million for the year ended December 31, 2016, from $35.7 million for the year ended December 31, 2015.  The increase was due primarily to an increase in revenues of $568.1 million and $0.8 million of other net expense decreases, partially offset by a net $435.7 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $3.5 million due primarily to employee pay rate increases and an increase in truck, container, equipment and facility maintenance and repair expenses of $2.1 million due to variability in the timing and severity of major repairs.

The Progressive Waste acquisition contributed $556.6 million of revenue and $121.4 million of EBITDA to our Southern segment for the year ended December 31, 2016. The reported EBITDA amounts include charges for allocated corporate overhead.

Segment EBITDA in our Southern segment increased $3.2 million, or 9.8%, to $35.7 million for the year ended December 31, 2015, from $32.5 million for the year ended December 31, 2014.  The increase was due primarily to an increase in revenues of $9.8 million, a decrease in fuel expense of $2.3 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements and a decrease of $2.0 million associated with the cost of contracted landfill construction services we performed during the prior year period at a landfill we operate, partially offset by a net $5.6 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in corporate overhead expense allocations of $1.6 million due primarily to revenue growth, an increase in direct and administrative labor expenses of $1.2 million due primarily to employee pay rate increases, an increase in medical benefits expenses of $0.6 million due primarily to increased claim costs and $1.9 million of other net expense increases.

Segment EBITDA in our Western segment increased $24.8 million, or 8.5%, to $315.7 million for the year ended December 31, 2016, from $290.9 million for the year ended December 31, 2015.  The increase was due primarily to an increase in revenues of $54.9 million, a decrease in fuel expense of $1.1 million due to lower market prices for diesel fuel not purchased under diesel fuel hedges, a reduction in professional fees of $1.8 million associated with prior year expenses related to new contracts and regulatory compliance and a decrease in corporate overhead expense allocations of $2.3 million due to a lower overhead allocation rate, partially offset by an increase in direct and administrative labor expenses of $10.5 million due primarily to employee pay rate increases and increased headcount to support revenue volume increases, an increase in taxes on revenues of $6.3 million due to increased revenues, an increase in employee benefits expenses of $5.0 million due to increased medical claims costs, an increase in third-party disposal expense of $4.5 million due to increased collection volumes and disposal rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $3.9 million due to variability in the timing and severity of major repairs, an increase in third-party trucking and transportation expenses of $1.7 million due to increased disposal volumes that require transportation to our landfills, an increase in expenses for uncollectable accounts receivable of $1.0 million due primarily to a large intermodal customer filing for bankruptcy, an increase in the cost to purchase recyclable commodities of $0.8 million and $1.6 million of other net expense increases.

Segment EBITDA in our Western segment increased $32.8 million, or 12.7%, to $290.9 million for the year ended December 31, 2015, from $258.1 million for the year ended December 31, 2014.  The increase was due primarily to an increase in revenues of $56.5 million, a decrease in fuel expense of $9.5 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, a decrease in current year expenses for uncollectible accounts receivable of $1.1 million due primarily to a prior year expense charge associated with receivables from a large customer that were deemed uncollectible and a decrease in auto, workers’ compensation and property claims expenses under our high deductible insurance program of $1.0 million due primarily to adjustments to projected losses on prior period claims, partially offset by an increase in rail transportation expenses at our intermodal operations of $9.6 million due to increased rail cargo volume, an increase in direct and administrative labor expenses of $9.3 million due primarily to employee pay rate increases and increased headcount to support revenue volume increases, an increase in third-party disposal expense of $4.3 million due to increased collection volumes and disposal rate increases, an increase in taxes on revenues of $3.6 million due to increased revenues, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.5 million due to variability in the timing and severity of major repairs, an increase in third-party trucking and transportation expenses of $1.6 million due to increased disposal volumes that require transportation to our landfills, an increase in corporate overhead expense allocations of $1.4 million due primarily to revenue growth, a net $0.8 million increase in cost of operations and SG&A expenses attributable to acquired operations, a $0.5 million increase in legal fees associated with our dispute with the County of Madera, California, a $0.4 million increase in credit card fees resulting from an increase in the total number of customers remitting payments for our services using credit cards and $1.3 million of other net expense increases.

Segment EBITDA in our Eastern segment increased $73.7 million, or 61.6%, to $193.4 million for the year ended December 31, 2016, from $119.7 million for the year ended December 31, 2015.  The increase was due primarily to an increase in revenues of $260.5 million, a decrease in fuel expense of $1.8 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, a decrease in corporate overhead expense allocations of $3.8 million due to a lower overhead allocation rate, a decrease in expenses for auto and workers’ compensation claims of $1.5 million due to improved safety results, a decrease in third-party disposal expenses of $2.7 million due primarily to increased internal disposal of waste at our transfer stations and landfills in the Albany, NY market, a decrease in expenses for uncollectable accounts receivable of $0.8 million due primarily to the recovery of a receivable that was reserved as uncollectible in a prior period and $1.8 million of other net expense decreases, partially offset by a net $185.3 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $4.3 million due primarily to employee pay rate increases and increased headcount to support internal growth, an increase in employee benefits expenses of $3.1 million due to increased medical claims costs, an increase in third-party trucking and transportation expenses of $2.9 million due to increased landfill special waste volumes and transfer station volumes that require us to be responsible for the costs of transporting the waste to our disposal operations, an increase in taxes on revenues of $1.9 million due primarily to a new landfill site that commenced operations in 2015 and an increase in truck, container, equipment and facility maintenance and repair expenses of $1.7 million due to variability in the timing and severity of major repairs.

The Progressive Waste acquisition contributed $178.5 million of revenue and $42.3 million of EBITDA to our Eastern segment for the year ended December 31, 2016. The reported EBITDA amounts include charges for allocated corporate overhead.

Segment EBITDA in our Eastern segment increased $15.5 million, or 14.8%, to $119.7 million for the year ended December 31, 2015, from $104.2 million for the year ended December 31, 2014.  The increase was due primarily to an increase in revenues of $33.9 million, a decrease in fuel expense of $5.1 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements and a decrease in disposal expenses of $1.6 million due primarily to increased internalization of collected waste volumes in our Albany, New York market, partially offset by a net $13.4 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in corporate overhead expense allocations of $3.5 million due primarily to revenue growth, an increase in direct and administrative labor expenses of $3.5 million due primarily to employee pay rate increases and increased headcount to support internal growth, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.3 million due to variability in the timing and severity of major repairs, an increase in third-party trucking and transportation expenses of $1.4 million due to increased volumes disposed of at our transfer stations that require further transportation to our landfills and an increase in taxes on revenues of $1.0 million at a new landfill site that commenced operations in 2015.

Segment EBITDA in our Canada segment was $149.3 million for the year ended December 31, 2016.  The segment EBITDA was comprised of $407.9 million of acquired revenues, less the following expenses: direct labor and related benefits expenses of $82.0 million; disposal expenses of $46.2 million; SG&A and allocated corporate overhead expenses of $38.7 million; truck, container, equipment and facility maintenance and repair expenses of $24.2 million; third-party trucking and transportation expenses of $16.7 million; fuel expenses of $14.2 million; expenses related to the purchase and processing of recyclable commodities of $4.5 million; auto and workers’ compensation expenses of $6.3 million; and $25.8 million of all other net expenses.

Segment EBITDA in our Central segment increased $24.9 million, or 13.5%, to $208.9 million for the year ended December 31, 2016, from $184.0 million for the year ended December 31, 2015.  The increase was due primarily to an increase in revenues of $61.3 million, a decrease in fuel expense of $3.9 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, a $1.1 million decrease in legal expenses due to the resolution of certain third-party claims subsequent to the prior year period and a decrease in corporate overhead expense allocations of $1.9 million due to a lower overhead allocation rate, partially offset by a net $31.3 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $4.5 million due primarily to employee pay rate increases, an increase in employee benefits expenses of $4.5 million due to increased employee participation in our benefit plans and increased medical claims costs, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.9 million due to variability in the timing and severity of major repairs and a $1.1 million increase in third-party trucking and transportation expenses due to increased utilization of our transfer stations which require received disposal volumes to be transported to our landfills.

The Progressive Waste acquisition contributed $42.0 million of revenue and $13.3 million of EBITDA to our Central segment for the year ended December 31, 2016. The reported EBITDA amounts include charges for allocated corporate overhead.

Segment EBITDA in our Central segment increased $8.1 million, or 4.6%, to $184.0 million for the year ended December 31, 2015, from $175.9 million for the year ended December 31, 2014.  The increase was due primarily to an increase in revenues of $24.3 million and a decrease in fuel expense of $3.3 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, partially offset by an increase in direct and administrative labor expenses of $6.1 million due primarily to employee pay rate increases, an increase in corporate overhead expense allocations of $4.0 million due primarily to revenue growth and an increase to the overhead allocation rate, an increase in third-party disposal expense of $3.5 million due to disposal rate increases, changes in internalization of collected waste volumes in certain markets and increased transfer station volumes, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.9 million due to variability in the timing and severity of major repairs, an increase in professional fees of $1.4 million due primarily to increased expenses for legal and sales consulting services, an increase in taxes on revenues of $1.2 million due primarily to increased landfill revenues, a net $0.6 million increase in cost of operations and SG&A expenses attributable to acquired operations and $0.8 million of other net expense increases.

Segment EBITDA in our E&P segment decreased $37.6 million, or 53.7%, to $32.5 million for the year ended December 31, 2016, from $70.1 million for the year ended December 31, 2015.  The decrease was due primarily to a $94.1 million decrease in revenues, partially offset by decreased expenses of $5.0 million associated with costs incurred during the year ended December 31, 2015 for site clean-up and remediation work associated with flooding and other surface damage at two of our E&P disposal sites in New Mexico resulting from heavy precipitation affecting the sites, a decrease of $1.5 million in expenses resulting from start-up costs incurred during the year ended December 31, 2015 at two new E&P disposal facilities, a decrease in corporate overhead expense allocations of $0.9 million due primarily to declines in revenue and a lower overhead allocation rate, decreased fuel expenses of $2.1 million due primarily to decreases in the price of diesel fuel and the following changes attributable to a reduction in our operations and headcount resulting from the decline in the level of drilling and production activity: decreased direct and administrative employee wage and benefits expenses of $17.3 million, decreased third-party trucking and transportation expenses of $8.7 million, decreased equipment repair expenses of $4.1 million, decreased cell processing and site remediation work of $3.0 million, decreased landfill operating supplies of $2.3 million, decreased equipment rental expenses of $2.2 million, decreased employee travel expenses of $1.7 million, decreased disposal expenses of $1.3 million, decreased royalties on revenues of $1.2 million and $5.2 million of other expense decreases.

Segment EBITDA in our E&P segment decreased $77.8 million, or 52.6%, to $70.1 million for the year ended December 31, 2015, from $147.9 million for the year ended December 31, 2014.  The decrease was due primarily to an $86.3 million decrease in revenues, a net $17.8 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase of $5.0 million in expenses due to site clean-up and remediation work during the first quarter of 2015 associated with flooding and other surface damage at two of our E&P disposal sites in New Mexico resulting from heavy precipitation affecting the sites and an increase of $1.5 million due to start-up related expenses at two new E&P disposal facilities during the first quarter of 2015, partially offset by decreased fuel expenses of $4.1 million due primarily to decreases in the price of diesel fuel, a decrease in corporate overhead expense allocations of $1.9 million due to lower revenues, a decrease in expenses for uncollectible accounts receivable of $1.5 million due to improved collection results in the current year and the following changes attributable to a reduction in our operations resulting from the decline in the level of drilling and production activity: decreased third-party trucking and transportation expenses of $6.7 million, decreased site remediation work of $6.2 million, decreased employee wage and benefits expenses of $3.4 million, decreased equipment repair expenses of $3.0 million, decreased equipment rental expenses of $1.9 million, decreased royalties on revenues of $1.1 million, decreased landfill operating supplies of $0.5 million and $2.5 million of other expense decreases.

Segment EBITDA at Corporate decreased $121.1 million, to a loss of $119.2 million for the year ended December 31, 2016, from income of $1.9 million for the year ended December 31, 2015.  The loss was due to an increase in direct acquisition costs of $29.1 million attributable primarily to the Progressive Waste acquisition, an increase of $26.0 million resulting from severance-related expenses payable to Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the Progressive Waste acquisition, an increase of $14.5 million from New Waste Connections paying excise taxes levied on the unvested or vested and undistributed equity-compensation holdings of our corporate officers and members of our Board of Directors resulting from the Progressive Waste acquisition, an increase in share-based compensation expenses of $14.3 million resulting from time-lapse vesting and changes to the fair value of awards granted by Progressive Waste prior to the June 1, 2016 closing of the Progressive Waste acquisition to employees of Progressive Waste who were retained as employees of New Waste Connections following the closing and which awards were continued by New Waste Connections, an increase in share-based compensation expenses of $8.0 million related to awards granted to employees of Progressive Waste prior to June 1, 2016 for which vesting was accelerated due to plan provisions regarding a change in control followed by termination of employment, an increase in equity-based compensation expenses of $2.3 million resulting from the acceleration of vesting of performance share units granted to Old Waste Connections’ management in 2014 and 2015, an increase of $8.1 million resulting from employee relocation expenses and professional fees incurred to integrate the operations of Progressive Waste into New Waste Connections, an increase of $11.8 million resulting from the accrual of incentive compensation expenses to certain of our executive officers and key employees related to the achievement of defined synergy goals realized by New Waste Connections from the Progressive Waste acquisition, an increase in accrued recurring cash incentive compensation expense to our management of $12.0 million due to our solid waste segments exceeding their collective financial targets in 2016 and the addition of four months of accrued cash incentive compensation expense for the retained Progressive Waste employees, an increase in payroll expenses and employee benefits of $7.5 million due to increased corporate headcount to support the operations of Progressive Waste, annual compensation increases and expenses associated with corporate employees of Progressive Waste continuing to provide services to us over a short-term transition period, an increase in legal, accounting and information technology professional fee expenses of $6.7 million due to increased support required as a result of growth from the Progressive Waste acquisition, an increase in corporate travel, meetings and training expenses of $2.8 million resulting from the integration of employees of Progressive Waste into New Waste Connections, an increase in deferred compensation expense of $1.2 million resulting from deferred compensation liabilities to employees increasing as a result of increases in the market value of investments to which employee deferred compensation balances are tracked, an increase in software license fees of $1.0 million to support computer applications acquired in the Progressive Waste acquisition, an increase in equity-based compensation expenses of $1.0 million associated with our annual recurring grant of restricted share units to our personnel, an increase in employee relocation expenses of $0.8 million associated with corporate personnel added to support the additional administrative oversight resulting from the Progressive Waste acquisition, an increase in real estate rent expense of $0.8 million due primarily to expenses incurred for duplicative corporate headquarters utilized by Progressive Waste which we expect to vacate and sublease in 2017 and $4.1 million of other net expense increases, partially offset by an increase in corporate overhead allocated to our segments of $30.9 million due to an increase in total corporate expenses to support the operations acquired in the Progressive Waste acquisition. During the year ended December 31, 2016, the allocation rate for charging corporate overhead to our segments was 2.9% of budgeted revenues, a decrease from 3.5% for the year ended December 31, 2015, as a result of allocating our total corporate expenses over a larger group of operations resulting from the Progressive Waste acquisition.

Segment EBITDA at Corporate increased $9.3 million, to income of $1.9 million for the year ended December 31, 2015, from a loss of $7.4 million for the year ended December 31, 2014.  The increase was due to an increase in revenue-based corporate overhead expense allocations to our segments of $8.9 million due primarily to our revenue growth in our solid waste segments and an increase in the allocation rate to our Central and Eastern segments, a decrease in accrued cash incentive compensation expense of $2.9 million as we did not achieve the same level of certain financial targets that were met in the prior year period, a decrease in deferred compensation expense of $0.5 million resulting from deferred compensation liabilities to employees decreasing as a result of decreases in the market value of investments to which employee deferred compensation balances are tracked and $0.5 million of other net expense decreases, partially offset by an increase in direct acquisition expenses of $2.1 million attributable to acquisitions closed during the current year period, an increase of $0.8 million in equity-based compensation expenses associated with our annual recurring grant of restricted share units to our personnel and an increase in payroll expenses of $0.6 million due primarily to pay rate increases.

Liquidity and Capital Resources

The following table sets forth certain cash flow information for the years ended December 31, 2016, 2015 and 2014 (in thousands of U.S. dollars):

	2016	2015	2014
Net cash provided by operating activities	$795,312	$576,999	$545,077
Net cash used in investing activities	(296,395)	(470,534)	(363,408)
Net cash used in financing activities	(354,869)	(109,844)	(180,907)
Effect of exchange rate changes on cash and equivalents	(598)	-	-
Net increase (decrease) in cash and equivalents	143,450	(3,379)	762
Cash and equivalents at beginning of year	10,974	14,353	13,591
Less: cash held for sale	(42)	-	-
Cash and equivalents at end of year	$154,382	$10,974	$14,353

Operating Activities Cash Flows

For the year ended December 31, 2016, net cash provided by operating activities was $795.3 million.  For the year ended December 31, 2015, net cash provided by operating activities was $577.0 million.  The $218.3 million increase was due primarily to the following:

1)	An increase in net income of $342.0 million, adjusted for a decrease in cash flows from operating assets and liabilities, net of effects from closed acquisitions, of $45.8 million. Cash flows from changes in operating assets and liabilities, net of effects from acquisitions, was a cash outflow of $35.2 million for the year ended December 31, 2016 and a cash inflow of $10.6 million for the year ended December 31, 2015. The significant components of the $35.2 million in net cash outflows from changes in operating assets and liabilities, net of effects from closed acquisitions, for the year ended December 31, 2016, include the following:
a)	an increase in cash resulting from an $8.0 million increase in deferred revenue due primarily to increased solid waste collection revenues and the timing of billing for those services; less
b)	a decrease in cash resulting from a $15.8 million decrease in accounts payable and accrued liabilities due primarily to the payment of $32.7 million of direct acquisition costs incurred by Progressive Waste prior to June 1, 2016 that were assumed by us in conjunction with the Progressive Waste acquisition, partially offset by an increase in accrued management bonuses; less
c)	a decrease in cash resulting from a $5.3 million increase in accounts receivable due to seasonally increased revenues, without improved collection results, contributing to a higher amount of revenues remaining uncollected at the end of the comparable periods; less
d)	a decrease in cash resulting from a $21.7 million increase in prepaid expenses and other current assets due primarily to increases in prepaid income taxes and prepaid insurance premiums;

2)	An increase in depreciation expense of $153.2 million due primarily to increased depreciation expense resulting from increased capital expenditures and property, equipment and landfill assets acquired in the Progressive Waste acquisition;
3)	An increase in amortization expense of $41.2 million due primarily to intangible assets acquired in the Progressive Waste acquisition;
4)	An increase in our provision for deferred taxes of $174.8 million due primarily to tax deductible timing differences associated with depreciation and the prior year impairment charge in our E&P segment resulting in the reduction of corresponding deferred tax liabilities;
5)	An increase in share-based compensation expense of $24.5 million due primarily to an increase in the total fair value of our annual recurring grant of restricted share units and performance share units to our personnel, expenses associated from time-lapse vesting and changes to the fair value of share-based compensation awards granted to Progressive Waste employees prior to the June 1, 2016 acquisition date that continued to remain outstanding following the close of the Progressive Waste acquisition and the acceleration of vesting of performance share units granted to Old Waste Connections’ management in 2014 and 2015;
6)	An increase of $19.6 million attributable to post-closing adjustments resulting in a net decrease in the fair value of amounts payable under liability-classified contingent consideration arrangements primarily associated with the 2014 acquisition of an E&P disposal company; and
7)	An increase in interest accretion expense of $3.7 million due primarily to increased landfill closure and post-closure liabilities and contingent liabilities acquired in the Progressive Waste acquisition; less
8)	A decrease in the loss on disposal of assets and impairments of $491.9 million due primarily to the prior year impairment of a portion of our goodwill, indefinite-lived intangible assets and property, plant and equipment within our E&P segment; less
9)	A decrease of $3.1 million attributable to an increase in the excess tax benefits associated with equity-based compensation, due to an increase in taxable income recognized by employees from equity-based compensation that is tax deductible to us.

For the year ended December 31, 2015, net cash provided by operating activities was $577.0 million.  For the year ended December 31, 2014, net cash provided by operating activities was $545.1 million.  The $31.9 million increase was due primarily to the following:

1)	A decrease in net income of $328.0 million, adjusted for an increase in cash flows from operating assets and liabilities, net of effects from acquisitions, of $10.2 million. Cash provided by operating assets and liabilities, net of effects from acquisitions, was $10.6 million and $0.4 million for the year ended December 31, 2015 and 2014, respectively. The significant components of the $10.6 million in net cash inflows from changes in operating assets and liabilities, net of effects from acquisitions, for the year ended December 31, 2015, include the following:
a)	an increase in cash resulting from a $17.3 million decrease in accounts receivable due, in part, to improved collection results;
b)	an increase in cash resulting from an increase in accrued liabilities of $8.2 million due primarily to an increase in accrued interest due to the timing of semi-annual interest payments under our various long-term notes and an increase in accrued payroll-related expenses due to our pay cycle timing resulting in an additional day of accrual at December 31, 2015, partially offset by a decrease in accrued cash incentive compensation expense as we did not achieve the same level of certain financial targets that were met in the prior year period;
c)	an increase in cash resulting from a $4.4 million increase in deferred revenue due primarily to increased collection revenues and the timing of billing for services; less
d)	a decrease in cash resulting from a $16.7 million increase in accounts payable due primarily to an increase in the volume of vendor payments remitted using electronic payment processes that decrease the period of time from receipt until payment for vendor invoices; less
e)	a decrease in cash resulting from a $2.8 million increase in prepaid expenses and other current assets due primarily to an increase in prepaid income taxes;
2)	An increase in the loss on disposal of assets and impairments of $510.4 million due primarily to the current year impairment of a portion of our goodwill, indefinite-lived intangible assets and property and equipment within our E&P segment;
3)	An increase in depreciation expense of $9.4 million due primarily to increased depreciation expense resulting from increased capital expenditures;
4)	An increase of $5.4 million attributable to a decrease in the excess tax benefits associated with equity-based compensation, due to a decrease in share option exercises resulting in decreased taxable income recognized by employees that is tax deductible to us; and
5)	An increase in interest accretion of $1.7 million from long-term liabilities recorded at fair value associated with acquisitions closed subsequent to December 31, 2014; less
6)	A decrease in our provision for deferred taxes of $163.5 million due primarily to the aforementioned impairment charge in our E&P segment resulting in the reduction of corresponding deferred tax liabilities; less

7)	A decrease of $18.7 million attributable to post-closing adjustments resulting in a net decrease in the fair value of amounts payable under liability-classified contingent consideration arrangements primarily associated with the 2014 acquisition of an E&P disposal company.

As of December 31, 2016, we had a working capital surplus of $140.4 million, including cash and equivalents of $154.4 million.  Our working capital surplus increased $156.2 million from a working capital deficit of $15.8 million at December 31, 2015, including cash and equivalents of $11.0 million, due primarily to increased cash balances and increased prepaid income taxes.  To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $174.1 million to $296.4 million for the year ended December 31, 2016, from $470.5 million for the year ended December 31, 2015. The significant components of the decrease include the following:

1)	A decrease in cash paid for acquisitions of $213.4 million; and
2)	Cash acquired in the Progressive Waste acquisition of $65.8 million; less
3)	An increase in capital expenditures for property and equipment of $105.9 million.

Total consideration for the Progressive Waste acquisition consisted of the issuance of common shares and assumption of Progressive Waste’s debt and other liabilities. We did not transfer cash consideration to the former shareholders of Progressive Waste. Progressive Waste had cash balances totaling $65.8 million, which we acquired upon the close of the Progressive Waste acquisition.

The increase in capital expenditures for property and equipment was due primarily to increases in expenditures for collection trucks and expenditures resulting from the November 2015 acquisition of Rock River Environmental Services, Inc. and the 2016 acquisition of Progressive Waste.

Net cash used in investing activities increased $107.1 million to $470.5 million for the year ended December 31, 2015, from $363.4 million for the year ended December 31, 2014.  The significant components of the increase include the following:

1)	An increase in payments for acquisitions of $104.3 million due primarily to the acquisition of ten solid waste collection businesses, two integrated solid waste collection and disposal businesses, an E&P waste stream treatment and recycling business and a permitted, development stage E&P landfill site during the year ended December 31, 2015; less
2)	A decrease in capital expenditures for property and equipment of $2.4 million due primarily to decreases in expenditures for trucks purchased for purposes of converting fleets at certain hauling operations to compressed natural gas and decreases in expenditures for equipment in our E&P segment, partially offset by increased expenditures resulting from acquisitions closed subsequent to December 31, 2014 and expenditures in 2015 for two new E&P liquid waste injection wells.

Financing Activities Cash Flows

Net cash used in financing activities increased $245.0 million to $354.8 million for the year ended December 31, 2016, from $109.8 million for the year ended December 31, 2015.  The significant components of the increase include the following:

1)	An increase in net repayments of long-term borrowings of $305.1 million due primarily to increased cash provided from operations, cash acquired in the Progressive Waste acquisition, reduced proceeds from borrowings to fund payments for acquisitions and reduced proceeds from borrowings to fund payments to repurchase our common shares exceeding increased borrowings to fund capital expenditures and increases to end of period cash balances;
2)	An increase in payments of contingent consideration recorded at acquisition date of $14.1 million due primarily to the payout of the fair value of contingent liabilities associated with the expansion of an acquired construction and demolition landfill, obtaining permits to construct and operate two new E&P landfills and a solid waste acquisition achieving required earnings targets;
3)	An increase in payments for debt issuance costs of $6.6 million resulting primarily from our Credit Agreement that we entered into in June 2016 in conjunction with the Progressive Waste acquisition; and

4)	An increase in cash dividends paid of $26.6 million due primarily to an increase in our quarterly dividend rate to an annual total of $0.615 per share for the year ended December 31, 2016, from an annual total of $0.535 per share for the year ended December 31, 2015, and an increase in common shares outstanding resulting from the Progressive Waste acquisition; less
5)	A decrease in payments to repurchase our common shares of $91.2 million due to no shares being repurchased during the year ended December 31, 2016; less
6)	An increase of $19.9 million from the sale of common shares held in trust; less
7)	An increase of $3.1 million attributable to an increase in the excess tax benefits associated with equity-based compensation, due to an increase in taxable income recognized by employees from equity-based compensation that is tax deductible to us.

Net cash used in financing activities decreased $71.1 million to $109.8 million for the year ended December 31, 2015, from $180.9 million for the year ended December 31, 2014.  The significant components of the decrease include the following:

1)	A decrease in net repayments of long-term borrowings of $153.7 million due primarily to increased proceeds from borrowings to fund increases in payments for acquisitions and payments to repurchase our common stock during the year ended December 31, 2015;
2)	A decrease in payment of contingent consideration recorded at acquisition date of $22.7 million due primarily to the payout in 2013 of the fair value of a contingent liability recorded at the close date of the 2012 acquisition of R360 associated with the achievement of a permitted expansion at one of the acquired landfills; less
3)	An increase in payments to repurchase our common stock of $83.8 million due to an increase in share repurchase activity during the year ended December 31, 2015; less
4)	An increase in cash dividends paid of $7.1 million due primarily to an increase in our quarterly dividend rate to an annual total of $0.535 per share for the year ended December 31, 2015, from an annual total of $0.475 per share for the year ended December 31, 2014; less
5)	An increase in payments for debt issuance costs of $6.7 million incurred in connection with our new revolving credit and term loan agreement that we entered into in January 2015 and our new 2022 Notes and 2025 Notes that we issued in August 2015; less
6)	A decrease of $5.4 million attributable to a decrease in the excess tax benefits associated with equity-based compensation, due to a decrease in share option exercises resulting in decreased taxable income recognized by employees that is tax deductible to us.

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

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems would be limited to a maximum of 60,150 common shares, which represents 25% of the average daily trading volume on the TSX of 240,601 common shares for the period from June 1, 2016 to July 31, 2016, being the whole calendar month periods that our shares traded on the TSX from the June 1, 2016 closing of the Progressive Waste acquisition to the date we filed our NCIB application with the TSX. The TSX rules also allow us to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE will be 25% of the average daily trading volume for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Vice President – Finance at (832) 442-2200.

The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of the common shares and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase.

For the year ended December 31, 2016, we did not repurchase any common shares pursuant to the NCIB or other share repurchase programs. For the year ended December 31, 2015, Old Waste Connections repurchased 1,962,989 shares of common stock at an aggregate cost of $91.2 million.

The Board of Directors of Old Waste Connections authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. Cash dividends of $92.5 million and $66.0 million were paid during the years ended December 31, 2016 and 2015, respectively. In October 2016, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.035, from $0.145 to $0.18 per share. We cannot assure you as to the amounts or timing of future dividends.

We made $344.7 million in capital expenditures during the year ended December 31, 2016. We expect to make capital expenditures of approximately $450 million in 2017 in connection with our existing business.  We intend to fund our planned 2017 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement.  In addition, we may make substantial additional capital expenditures in acquiring MSW and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital.  Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

On June 1, 2016, we assumed $1.729 billion of debt in the Progressive Waste acquisition consisting of $1.659 billion of amounts outstanding under Progressive Waste’s prior Amended and Restated Credit Agreement, dated as of June 30, 2015, among Progressive Waste, Bank of America, N.A., acting through its Canada branch, as global agent, Bank of America, N.A., as the U.S. agent, and the other lenders and financial institutions party thereto (the “2015 Progressive Waste Credit Agreement”), $64.0 million of tax-exempt bonds and $5.8 million of other long-term debt.

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

On June 1, 2016, we also entered into several financing agreements, including the Credit Agreement with Bank of America, N.A., acting through its Canada Branch, as global agent, the swing line lender and letter of credit issuer, Bank of America, N.A., as the U.S. Agent and an letter of credit issuer, the lenders (the “Lenders”) and any other financial institutions from time to time party thereto, and a Master Note Purchase Agreement (as amended, restated, amended and restated, assumed, supplemented or modified from time to time, the “2016 NPA”) with certain accredited institutional investors, as more fully described below.  Proceeds from the borrowings under the Credit Agreement were used initially to refinance our indebtedness under the Prior Credit Agreements and for the payment of transaction fees and expenses related to the Progressive Waste acquisition.  We used proceeds from the sale of the 2016 Notes to refinance existing indebtedness and for general corporate purposes.  See Note 8 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details on the new debt agreements.

As of December 31, 2016, $1.638 billion under the term loan and $310.6 million under the revolving credit facility were outstanding under our Credit Agreement, exclusive of outstanding standby letters of credit of $247.5 million.  Our Credit Agreement matures in June 2021.

Contractual Obligations

As of December 31, 2016, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$3,632,692	$1,650	$243,938	$2,200,776	$1,186,328
Cash interest payments	584,594	104,358	205,379	148,825	126,032
Contingent consideration	71,925	21,612	4,631	11,279	34,403
Final capping, closure and post-closure	1,448,334	19,119	23,772	5,050	1,400,393

Long-term debt payments include:

1)	$310.6 million in principal payments due June 2021 related to our revolving credit facility under our Credit Agreement. We may elect to draw amounts on our Credit Agreement in either U.S. dollar base rate loans or LIBOR loans or Canadian dollar Canadian prime rate loans or Bankers’ Acceptance loans. At December 31, 2016, $7.4 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based Canadian prime rate loans, which bear interest at the Canadian prime rate plus the applicable Canadian prime rate margin (for a total rate of 2.95% at December 31, 2016) and $303.1 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based Bankers’ Acceptance loans, which bear interest at the Canadian Dollar Offered Rate plus the applicable acceptance fee (for a total rate of 2.13% at December 31, 2016).

2)	$1.638 billion in principal payments due June 2021 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At December 31, 2016, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable LIBOR margin (for a total rate of 1.97% at December 31, 2016).

3)	$50.0 million in principal payments due 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2018 Notes bear interest at a rate of 4.00%.

4)	$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2019 Notes bear interest at a rate of 5.25%.

5)	$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2021 Notes bear interest at a rate of 4.64%.

6)	$150.0 million in principal payments due 2021 related to our new 2021 Notes. Holders of the new 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the new 2021 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The new 2021 Notes bear interest at a rate of 2.39%.

7)	$125.0 million in principal payments due 2022 related to our 2022 Notes. Holders of the 2022 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2022 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2022 Notes bear interest at a rate of 3.09%.

8)	$200.0 million in principal payments due 2023 related to our 2023 Notes. Holders of the 2023 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2023 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2023 Notes bear interest at a rate of 2.75%.

9)	$375.0 million in principal payments due 2025 related to our 2025 Notes. Holders of the 2025 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2025 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2025 Notes bear interest at a rate of 3.41%.

10)	$400.0 million in principal payments due 2026 related to our 2026 Notes. Holders of the 2026 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2026 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2026 Notes bear interest at a rate of 3.03%.

11)	$95.4 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (ranging between 0.77% and 0.80% at December 31, 2016). The tax-exempt bonds have maturity dates ranging from 2018 to 2039.

12)	$14.2 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 3.00% and 24.81% at December 31, 2016, and have maturity dates ranging from 2017 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin and the Canadian Dollar Offered Rate plus the applicable acceptance fee at December 31, 2016. We assumed the Credit Agreement is paid off when it matures in June 2021.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the expiration of the term of the swaps.

Contingent consideration payments include $51.8 million recorded as liabilities in our consolidated financial statements at December 31, 2016, and $20.1 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$162,152	$26,820	$38,766	$27,130	$69,436
Unconditional purchase obligations	52,141	42,640	9,501	-	-

(1)	We are party to operating lease agreements and unconditional purchase obligations as discussed in Note 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At December 31, 2016, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 22.3 million gallons remaining to be purchased for a total of $52.1 million. The current fuel purchase contracts expire on or before December 31, 2018. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2016, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained standby letters of credit as discussed in Note 8 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and financial surety bonds as discussed in Note 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.  These standby letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill and E&P operations.  These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2016, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

New Accounting Pronouncements

See Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a description of the new accounting standards that are applicable to us.

Non-GAAP Financial Measures

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests.  We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures.  Other companies may calculate adjusted free cash flow differently.  Our adjusted free cash flow for the years ended December 31, 2016, 2015 and 2014, are calculated as follows (amounts in thousands of U.S. dollars):

	Years Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$795,312	$576,999	$545,077
Less: Change in book overdraft	(1,305)	(89)	(11)
Plus: Proceeds from disposal of assets	4,604	2,883	9,421
Plus: Excess tax benefit associated with equity-based compensation	5,196	2,069	7,518
Less: Capital expenditures for property and equipment	(344,723)	(238,833)	(241,277)
Less: Distributions to noncontrolling interests	(3)	(42)	(371)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	493	-	1,074
Transaction-related expenses (b)	45,228	-	-
Severance-related and other expenses (c)	82,526	-	-
Tax effect (d)	(36,384)	-	-
Adjusted free cash flow	$550,944	$342,987	$321,431

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the addback of acquisition-related transaction costs, including excise tax payments, related to the Progressive Waste acquisition.
(c)	Reflects the addback of severance-related expenses and other items, including certain professional fees, in connection with the Progressive Waste acquisition.
(d)	The aggregate tax effect of footnotes (a) through (c) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry.  Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted EBITDA as net income (loss) attributable to Waste Connections, plus net income attributable to noncontrolling interests, plus or minus income tax provision (benefit), plus interest expense, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income, plus foreign currency transaction loss, less foreign currency transaction gain.  We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate adjusted EBITDA differently.  Our adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014, are calculated as follows (amounts in thousands of U.S. dollars):

	Years Ended December 31,
	2016	2015	2014
Net income (loss) attributable to Waste Connections	$246,540	$(95,764)	$232,525
Plus: Net income attributable to noncontrolling interests	781	1,070	802
Plus (less): Income tax provision (benefit)	114,044	(31,592)	152,335
Plus: Interest expense	92,709	64,236	64,674
Plus: Depreciation and amortization	463,912	269,434	257,944
Plus: Closure and post-closure accretion	8,936	3,978	3,627
Plus: Impairments and other operating items	27,678	494,492	4,091
Plus (less): Other expense (income), net	(655)	518	(1,067)
Less: Foreign currency transaction gain	(1,121)	-	-
Adjustments:
Plus: Transaction-related expenses (a)	47,842	4,235	2,147
Plus: Pre-existing Progressive Waste share-based grants (b)	14,289	-	-
Plus: Severance-related and other expenses (c)	44,336	-	-
Plus: Synergy bonus (d)	11,798	-	-
Adjusted EBITDA	$1,071,089	$710,607	$717,078

(a)	Reflects the addback of acquisition-related transaction costs, including excise tax payments related to the Progressive Waste acquisition.
(b)	Reflects share-based compensation costs, including changes in fair value, associated with share-based awards granted by Progressive Waste outstanding at the time of the Progressive Waste acquisition.
(c)	Reflects the addback of severance-related expenses and other items, including certain professional fees, in connection with the Progressive Waste acquisition.
(d)	Reflects the addback of bonuses accrued pursuant to the Company’s Synergy Bonus Program adopted on July 19, 2016 in connection with the Progressive Waste acquisition.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently.  Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the years ended December 31, 2016, 2015 and 2014, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Years Ended December 31,
	2016	2015	2014
Reported net income (loss) attributable to Waste Connections	$246,540	$(95,764)	$232,525
Adjustments:
Amortization of intangibles (a)	70,312	29,077	27,000
Impairments and other operating items (b)	27,678	494,492	4,091
Transaction-related expenses (c)	47,842	4,235	2,147
Pre-existing Progressive Waste share-based grants (d)	14,289	-	-
Severance-related and other expenses (e)	44,336	-	-
Synergy bonus (f)	11,798	-	-
Tax effect (g)	(69,581)	(182,945)	(12,747)
Impact of deferred tax adjustments (h)	1,964	(4,198)	1,220
Adjusted net income attributable to Waste Connections	$395,178	$244,897	$254,236

Diluted earnings (loss) per common share attributable to Waste Connections’ common shareholders:
Reported net income (loss)	$1.60	$(0.78)	$1.86
Adjusted net income	$2.57	$1.98	$2.04

Shares used in the per share calculations:
Reported diluted shares	154,054,331	123,491,931	124,787,421
Adjusted diluted shares (i)	154,054,331	123,871,636	124,787,421

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs, including excise tax payments related to the Progressive Waste acquisition.
(d)	Reflects share-based compensation costs, including changes in fair value, associated with share-based awards granted by Progressive Waste outstanding at the time of the Progressive Waste acquisition.
(e)	Reflects the addback of severance-related and other items, including certain professional fees, in connection with the Progressive Waste acquisition.
(f)	Reflects the addback of bonuses accrued pursuant to the Company’s Synergy Bonus Program adopted on July 19, 2016 in connection with the Progressive Waste acquisition.
(g)	The aggregate tax effect of the adjustments in footnotes (a) through (f) is calculated based on the applied tax rates for the respective periods.
(h)	Reflects (1) a change in 2016 in the geographical apportionment of our deferred tax liabilities resulting from the Progressive Waste acquisition, (2) the elimination in 2015 of an increase to the income tax benefit primarily associated with a decrease in our deferred tax liabilities resulting from the impairment of assets in our E&P segment that impacted the geographical apportionment of our state income taxes, and (3) the elimination in 2014 of an increase to the income tax provision associated with an increase in our deferred tax liabilities resulting from the enactment of New York State’s 2014-2015 Budget Act on March 31, 2014.
(i)	Reflects reported diluted shares adjusted for shares that were excluded from the reported diluted shares calculation due to reporting a net loss during the year ended December 31, 2015.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At December 31, 2016, our derivative instruments included 12 interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2016 and 2015, of $1.594 billion and $771.4 million, respectively, including floating rate debt under our Credit Agreement and floating rate tax-exempt bond obligations.  A one percentage point increase in interest rates on our variable-rate debt as of December 31, 2016 and 2015, would decrease our annual pre-tax income by approximately $15.9 million and $7.7 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  We purchase approximately 63.7 million gallons of fuel per year; therefore, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases.

At December 31, 2016, our derivative instruments included four fuel hedge agreements as follows:

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

*If the national U.S. on-highway average price for a gallon of diesel fuel, or average price, as published by the U.S. Department of Energy, exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional number of gallons) from the counterparty.  If the average price is less than the contract price per gallon, we pay the difference to the counterparty.

Under derivatives and hedging guidance, the fuel hedges are considered cash flow hedges for a portion of our forecasted diesel fuel purchases, and we apply hedge accounting to account for these instruments.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  For the year ending December 31, 2017, we expect to purchase approximately 63.7 million gallons of fuel, of which 33.6 million gallons will be purchased at market prices, 18.1 million gallons will be purchased under our fixed price fuel purchase contracts and 12.0 million gallons are hedged at a fixed price under our fuel hedge agreements.  With respect to the approximately 33.6 million gallons of unhedged fuel we expect to purchase in 2017 at market prices, a $0.10 per gallon increase in the price of fuel over the year would decrease our pre-tax income during this period by approximately $3.4 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 71 recycling operations and sell other collected recyclable materials to third parties for processing before resale.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the year ended December 31, 2016 and 2015, would have had an $8.6 million and $4.6 million impact on revenues for the year ended December 31, 2016 and 2015, respectively.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

WASTE CONNECTIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Waste Connections, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Waste Connections, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the valuation of certain assets in the application of the acquisition method of accounting for business combinations, specifically the development and application of inputs, assumptions and calculations used in the fair value measurement of assets associated with business combinations, existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 27, 2017

WASTE CONNECTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and equivalents	$154,382	$10,974
Accounts receivable, net of allowance for doubtful accounts of $13,160 and $7,738 at December 31, 2016 and 2015, respectively	485,138	255,192
Deferred income taxes	89,177	49,727
Current assets held for sale	6,339	-
Prepaid expenses and other current assets	97,533	46,534
Total current assets	832,569	362,427

Property and equipment, net	4,738,055	2,738,288
Goodwill	4,390,261	1,422,825
Intangible assets, net	1,067,158	511,294
Restricted assets	63,406	46,232
Long-term assets held for sale	33,989	-
Other assets, net	67,664	40,732
	$11,193,102	$5,121,798
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$251,253	$115,206
Book overdraft	10,955	12,357
Accrued liabilities	269,402	136,018
Deferred revenue	134,081	90,349
Current portion of contingent consideration	21,453	22,217
Current liabilities held for sale	3,383	-
Current portion of long-term debt and notes payable	1,650	2,127
Total current liabilities	692,177	378,274

Long-term debt and notes payable	3,616,760	2,147,127
Long-term portion of contingent consideration	30,373	27,177
Other long-term liabilities	331,074	124,943
Deferred income taxes	867,841	452,493
Total liabilities	5,538,225	3,130,014

Commitments and contingencies (Note 10)

Equity:
Common shares: 175,426,824 shares issued and 175,201,895 shares outstanding at December 31, 2016; 122,375,955 shares issued and outstanding at December 31, 2015	4,174,808	1,224
Additional paid-in capital	102,220	736,652
Accumulated other comprehensive loss	(43,001)	(12,171)
Treasury shares: 224,929 and 0 shares at December 31, 2016 and 2015, respectively	-	-
Retained earnings	1,413,488	1,259,495
Total Waste Connections’ equity	5,647,515	1,985,200
Noncontrolling interest in subsidiaries	7,362	6,584
Total equity	5,654,877	1,991,784
	$11,193,102	$5,121,798

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2016	2015	2014
Revenues	$3,375,863	$2,117,287	$2,079,166
Operating expenses:
Cost of operations	1,957,712	1,177,409	1,138,388
Selling, general and administrative	474,263	237,484	229,474
Depreciation	393,600	240,357	230,944
Amortization of intangibles	70,312	29,077	27,000
Impairments and other operating items	27,678	494,492	4,091
Operating income (loss)	452,298	(61,532)	449,269

Interest expense	(92,709)	(64,236)	(64,674)
Other income (expense), net	655	(518)	1,067
Foreign currency transaction gain	1,121	-	-
Income (loss) before income tax provision	361,365	(126,286)	385,662

Income tax (provision) benefit	(114,044)	31,592	(152,335)
Net income (loss)	247,321	(94,694)	233,327
Less: Net income attributable to noncontrolling interests	(781)	(1,070)	(802)
Net income (loss) attributable to Waste Connections	$246,540	$(95,764)	$232,525

Earnings (loss) per common share attributable to Waste Connections’ common shareholders:
Basic	$1.61	$(0.78)	$1.87
Diluted	$1.60	$(0.78)	$1.86

Shares used in the per share calculations:
Basic	153,550,008	123,491,931	124,215,346
Diluted	154,054,331	123,491,931	124,787,421

Cash dividends per common share	$0.615	$0.535	$0.475

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$247,321	$(94,694)	$233,327

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	6,654	5,093	4,581
Fuel hedge amounts reclassified into cost of operations	5,832	3,217	(823)
Changes in fair value of interest rate swaps	11,431	(7,746)	(6,448)
Changes in fair value of fuel hedges	3,804	(11,138)	(3,355)
Foreign currency translation adjustment	(50,931)	-	-
Other comprehensive loss, before tax	(23,210)	(10,574)	(6,045)
Income tax (expense) benefit related to items of other comprehensive loss	(7,620)	3,996	2,321
Other comprehensive loss, net of tax	(30,830)	(6,578)	(3,724)
Comprehensive income (loss)	216,491	(101,272)	229,603
Less: Comprehensive income attributable to noncontrolling interests	(781)	(1,070)	(802)
Comprehensive income (loss) attributable to Waste Connections	$215,710	$(102,342)	$228,801

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2014, 2015 AND 2016

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

	WASTE CONNECTIONS' EQUITY
	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER	TREASURY SHARES
	SHARES	AMOUNT	PAID-IN CAPITAL	COMPREHENSIVE INCOME (LOSS)	SHARES	AMOUNT	RETAINED EARNINGS	NONCONTROLLING INTERESTS	TOTAL
Balances at December 31, 2013	123,566,487	$1,236	$796,085	$(1,869)	-	$-	$1,247,630	$5,125	$2,048,207
Vesting of restricted share units	492,695	5	(5)	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	10,665	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of restricted share units	(159,936)	(1)	(6,813)	-	-	-	-	-	(6,814)
Equity-based compensation	-	-	18,446	-	-	-	-	-	18,446
Exercise of share options and warrants	241,716	2	3,373	-	-	-	-	-	3,375
Excess tax benefit associated with equity-based compensation	-	-	7,518	-	-	-	-	-	7,518
Repurchase of common shares	(167,100)	(2)	(7,315)	-	-	-	-	-	(7,317)
Cash dividends on common shares	-	-	-	-	-	-	(58,906)	-	(58,906)
Amounts reclassified into earnings, net of taxes	-	-	-	2,317	-	-	-	-	2,317
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(6,041)	-	-	-	-	(6,041)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(371)	(371)
Net income	-	-	-	-	-	-	232,525	802	233,327
Balances at December 31, 2014	123,984,527	1,240	811,289	(5,593)	-	-	1,421,249	5,556	2,233,741
Vesting of restricted share units	432,165	4	(4)	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	14,082	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of restricted share units	(138,611)	(1)	(6,446)	-	-	-	-	-	(6,447)
Equity-based compensation	-	-	20,318	-	-	-	-	-	20,318
Exercise of share options and warrants	46,781	1	571	-	-	-	-	-	572
Excess tax benefit associated with equity-based compensation	-	-	2,069	-	-	-	-	-	2,069
Repurchase of common shares	(1,962,989)	(20)	(91,145)	-	-	-	-	-	(91,165)
Cash dividends on common shares	-	-	-	-	-	-	(65,990)	-	(65,990)
Amounts reclassified into earnings, net of taxes	-	-	-	5,148	-	-	-	-	5,148
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(11,726)	-	-	-	-	(11,726)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(42)	(42)
Net income (loss)	-	-	-	-	-	-	(95,764)	1,070	(94,694)
Balances at December 31, 2015	122,375,955	1,224	736,652	(12,171)	-	-	1,259,495	6,584	1,991,784
Conversion of Old Waste Connections' shares of common stock into common shares of New Waste Connections	-	650,552	(650,552)	-	-	-	-	-	-
Issuance of common shares to acquire Progressive Waste	52,145,919	3,503,162	-	-	-	-	-	-	3,503,162
Acquired common shares held in trust	-	-	-	-	490,112	-	-	-	-
Sale of common shares held in trust	265,183	19,870	-	-	(265,183)	-	-	-	19,870
Vesting of restricted share units	403,812	-	-	-	-	-	-	-	-
Vesting of performance-based restricted share units	122,960	-	-	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	39,757	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of restricted share units	(186,515)	-	(11,497)	-	-	-	-	-	(11,497)
Equity-based compensation	-	-	22,421	-	-	-	-	-	22,421
Exercise of warrants	34,824	-	-	-	-	-	-	-	-
Excess tax benefit associated with equity-based compensation	-	-	5,196	-	-	-	-	-	5,196
Cash dividends on common shares	-	-	-	-	-	-	(92,547)	-	(92,547)
Amounts reclassified into earnings, net of taxes	-	-	-	8,546	-	-	-	-	8,546
Changes in fair value of cash flow hedges, net of taxes	-	-	-	11,555	-	-	-	-	11,555
Foreign currency translation adjustment	-	-	-	(50,931)	-	-	-	-	(50,931)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(3)	(3)
Net income	-	-	-	-	-	-	246,540	781	247,321
Balances at December 31, 2016	175,201,895	$4,174,808	$102,220	$(43,001)	224,929	$-	$1,413,488	$7,362	$5,654,877

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF U.S. DOLLARS)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$247,321	$(94,694)	$233,327
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of assets and impairments	26,741	518,657	8,239
Depreciation	393,600	240,357	230,944
Amortization of intangibles	70,312	29,077	27,000
Foreign currency transaction gain	(1,121)	-	-
Deferred income taxes, net of acquisitions	42,298	(132,454)	31,031
Amortization of debt issuance costs	4,847	3,097	3,085
Share-based compensation	44,772	20,318	18,446
Interest income on restricted assets	(477)	(428)	(446)
Interest accretion	10,505	6,761	5,076
Excess tax benefit associated with equity-based compensation	(5,196)	(2,069)	(7,518)
Payment of contingent consideration recorded in earnings	(493)	-	(1,074)
Adjustments to contingent consideration	(2,623)	(22,180)	(3,450)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(5,252)	17,348	(22,168)
Prepaid expenses and other current assets	(21,650)	(2,780)	(3,868)
Accounts payable	54,219	(16,674)	10,173
Deferred revenue	8,016	4,377	8,571
Accrued liabilities	(70,041)	8,217	4,985
Other long-term liabilities	(466)	69	2,724
Net cash provided by operating activities	795,312	576,999	545,077

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(17,131)	(230,517)	(126,181)
Cash acquired in the Progressive Waste acquisition	65,768	-	-
Capital expenditures for property and equipment	(344,723)	(238,833)	(241,277)
Proceeds from disposal of assets	4,604	2,883	9,421
Change in restricted assets, net of interest income	(428)	(2,225)	(4,475)
Other	(4,485)	(1,842)	(896)
Net cash used in investing activities	(296,395)	(470,534)	(363,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	3,469,289	1,489,500	432,500
Principal payments on notes payable and long-term debt	(3,714,044)	(1,429,195)	(525,909)
Payment of contingent consideration recorded at acquisition date	(16,322)	(2,190)	(24,847)
Change in book overdraft	(1,305)	(89)	(11)
Proceeds from option and warrant exercises	-	572	3,375
Excess tax benefit associated with equity-based compensation	5,196	2,069	7,518
Payments for repurchase of common shares	-	(91,165)	(7,317)
Payments for cash dividends	(92,547)	(65,990)	(58,906)
Tax withholdings related to net share settlements of restricted share units	(11,497)	(6,447)	(6,814)
Distributions to noncontrolling interests	(3)	(42)	(371)
Debt issuance costs	(13,506)	(6,867)	(125)
Proceeds from sale of common shares held in trust	19,870	-	-
Net cash used in financing activities	(354,869)	(109,844)	(180,907)
Effect of exchange rate changes on cash and equivalents	(598)	-	-

Net increase (decrease) in cash and equivalents	143,450	(3,379)	762
Cash and equivalents at beginning of year	10,974	14,353	13,591
Less: cash held for sale	(42)	-	-
Cash and equivalents at end of year	$154,382	$10,974	$14,353

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF U.S. DOLLARS)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

	Years Ended December 31,
	2016	2015	2014
Cash paid for income taxes	$69,589	$102,279	$116,239
Cash paid for interest	$87,654	$55,674	$60,224
Accrued capital expenditures for property and equipment	$24,871	$3,648	$3,255

In connection with its acquisitions, the Company assumed liabilities as follows:
Fair value of assets acquired	$6,023,667	$433,227	$172,875
Cash acquired	65,768	-	-
Cash paid and common shares issued for acquisition	(3,520,293)	(230,517)	(126,181)
Liabilities assumed and notes payable issued to sellers of businesses acquired	$2,569,142	$202,710	$46,694

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.	ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On June 1, 2016, pursuant to the terms of the Agreement and Plan of Merger dated as of January 18, 2016 (the “Merger Agreement”), Water Merger Sub LLC (“Merger Sub”), a Delaware limited liability company and a wholly-owned subsidiary of Progressive Waste Solutions Ltd., merged with and into Waste Connections US, Inc. (f/k/a Waste Connections, Inc.), a Delaware corporation (“Old Waste Connections”) with Old Waste Connections continuing as the surviving corporation and an indirect wholly-owned subsidiary of Waste Connections, Inc. (f/k/a Progressive Waste Solutions Ltd.), a corporation organized under the laws of Ontario, Canada. Following the closing of the transaction (referred to herein as the “Progressive Waste acquisition”), Old Waste Connections’ common stock was delisted from the New York Stock Exchange (“NYSE”) and deregistered under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to the Merger Agreement, Old Waste Connections’ stockholders received common shares of Waste Connections, Inc. (f/k/a Progressive Waste Solutions Ltd.) in exchange for their shares of common stock of Old Waste Connections.

Old Waste Connections was incorporated in Delaware on September 9, 1997, and commenced its operations on October 1, 1997, through the purchase of certain solid waste operations in the state of Washington.  The Company (as defined below) is an integrated solid waste services company that provides waste collection, transfer, disposal and recycling services in mostly exclusive and secondary markets in the U.S. and Canada. Through its R360 Environmental Solutions subsidiary, the Company is also a leading provider of non-hazardous exploration and production (“E&P”) waste treatment, recovery and disposal services in several of the most active natural resource producing areas in the U.S. The Company also provides intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities.

Basis of Presentation

As further discussed in Note 3 – “Acquisitions,” the Progressive Waste acquisition was accounted for as a reverse merger using the acquisition method of accounting. Old Waste Connections has been identified as the acquirer for accounting purposes and the acquisition method of accounting has been applied. The term “Progressive Waste” is used herein in the context of references to Progressive Waste Solutions Ltd. and its shareholders prior to the completion of the Progressive Waste acquisition on June 1, 2016.

The accompanying consolidated financial statements relating to Waste Connections, Inc. (together with its subsidiaries, “New Waste Connections,” “Waste Connections” or the “Company”) are the historical financial statements of Old Waste Connections, together with its subsidiaries, for the years ended December 31, 2016, 2015 and 2014, with the inclusion on June 1, 2016 of the fair value of the assets and liabilities acquired from Progressive Waste and the inclusion of the results of operations from the acquired Progressive Waste operations commencing on June 1, 2016.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reporting Currency

The functional currency of the Company, as the parent corporate entity, and its operating subsidiaries in the United States is the U.S. dollar. The functional currency of the Company’s Canadian operations is the Canadian dollar. The reporting currency of the Company is the U.S. dollar.  The Company’s consolidated Canadian dollar financial position is translated to U.S. dollars by applying the foreign currency exchange rate in effect at the consolidated balance sheet date.  The Company’s consolidated Canadian dollar results of operations and cash flows are translated to U.S. dollars by applying the average foreign currency exchange rate in effect during the reporting period.  The resulting translation adjustments are included in other comprehensive income or loss.  Gains and losses from foreign currency transactions are included in earnings for the period.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents.  As of December 31, 2016 and 2015, cash equivalents consisted of demand money market accounts.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and equivalents, restricted assets and accounts receivable.  The Company maintains cash and equivalents with banks that at times exceed applicable insurance limits.  The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions. The Company’s restricted assets are invested primarily in U.S. government and agency securities and Canadian bankers’ acceptance notes. The Company has not experienced any losses related to its cash and equivalents or restricted asset accounts.  The Company generally does not require collateral on its trade receivables.  Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base.  The Company maintains allowances for losses based on the expected collectability of accounts receivable.

Revenue Recognition and Accounts Receivable

Revenues are recognized when persuasive evidence of an arrangement exists, the service has been provided, the price is fixed or determinable and collection is reasonably assured.  Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided.  In accordance with revenue recognition guidance, any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer is presented in the Statements of Net Income (Loss) on a net basis (excluded from revenues).

The Company’s receivables are recorded when billed or accrued and represent claims against third parties that will be settled in cash.  The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.  The Company estimates its allowance for doubtful accounts based on historical collection trends, type of customer such as municipal or non-municipal, the age of outstanding receivables and existing economic conditions.  If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly.  Past-due receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due.

Property and Equipment

Property and equipment are stated at cost.  Improvements or betterments, not considered to be maintenance and repair, which add new functionality or significantly extend the life of an asset are capitalized.  Third-party expenditures related to pending development projects, such as legal and engineering expenses, are capitalized.  Expenditures for maintenance and repair costs, including planned major maintenance activities, are charged to expense as incurred.  The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal.  Gains and losses resulting from disposals of property and equipment are recognized in the period in which the property and equipment is disposed.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.

The estimated useful lives are as follows:

Buildings	10 – 20 years
Leasehold and land improvements	3 – 10 years
Machinery and equipment	3 – 12 years
Rolling stock	2 – 10 years
Containers	5 – 12 years

Landfill Accounting

The Company utilizes the life cycle method of accounting for landfill costs.  This method applies the costs to be capitalized associated with acquiring, developing, closing and monitoring the landfills over the associated consumption of landfill capacity.  The Company utilizes the units of consumption method to amortize landfill development costs over the estimated remaining capacity of a landfill.  Under this method, the Company includes future estimated construction costs using current dollars, as well as costs incurred to date, in the amortization base.  When certain criteria are met, the Company includes expansion airspace, which has not been permitted, in the calculation of the total remaining capacity of the landfill.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

-	Landfill development costs. Landfill development costs include the costs of acquisition, construction associated with excavation, liners, site berms, groundwater monitoring wells, gas recovery systems and leachate collection systems. The Company estimates the total costs associated with developing each landfill site to its final capacity. This includes certain projected landfill site costs that are uncertain because they are dependent on future events and thus actual costs could vary significantly from estimates. The total cost to develop a site to its final capacity includes amounts previously expended and capitalized, net of accumulated depletion, and projections of future purchase and development costs, liner construction costs, and operating construction costs. Total landfill costs include the development costs associated with expansion airspace. Expansion airspace is addressed below.

-	Final capping, closure and post-closure obligations. The Company accrues for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and the landfills that it operates, but does not own, under life-of-site agreements. Accrued final capping, closure and post-closure costs represent an estimate of the current value of the future obligation associated with final capping, closure and post-closure monitoring of non-hazardous solid waste landfills currently owned or operated under life-of-site agreements by the Company. Final capping costs represent the costs related to installation of clay liners, drainage and compacted soil layers and topsoil constructed over areas of the landfill where total airspace capacity has been consumed. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for final capping, closure and post-closure monitoring and maintenance requirements in the U.S. consider site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Daily maintenance activities, which include many of these costs, are expensed as incurred during the operating life of the landfill. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill final cap; fence and road maintenance; and third-party inspection and reporting costs. Site specific final capping, closure and post-closure engineering cost estimates are prepared annually for landfills owned or landfills operated under life-of-site agreements by the Company.

The net present value of landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2016 and 2015 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects the Company’s long-term credit adjusted risk free rate as of the end of both 2015 and 2014.  The Company’s inflation rate assumption was 2.5% for the years ended December 31, 2016 and 2015.

In accordance with the accounting guidance on asset retirement obligations, the final capping, closure and post-closure liability is recorded on the balance sheet along with an offsetting addition to site costs which is amortized to depletion expense on a units-of-consumption basis as remaining landfill airspace is consumed.  The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  Depletion expense resulting from final capping, closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill’s operating life and increase thereafter.  Owned landfills and landfills operated under life-of-site agreements have estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes, that range from approximately 1 to 183 years, with an average remaining life of approximately 33 years.  The costs for final capping, closure and post-closure obligations at landfills the Company owns or operates under life-of-site agreements are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes.

The estimates for landfill final capping, closure and post-closure costs consider when the costs would actually be paid and factor in inflation and discount rates.  Interest is accreted on the recorded liability using the corresponding discount rate.  When using discounted cash flow techniques, reliable estimates of market premiums may not be obtainable.  In the waste industry, there is no market for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety.  Accordingly, the Company does not believe that it is possible to develop a methodology to reliably estimate a market risk premium and has therefore excluded any such market risk premium from its determination of expected cash flows for landfill asset retirement obligations.  The possibility of changing legal and regulatory requirements and the forward-looking nature of these types of costs make any estimation or assumption less certain.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2014 to December 31, 2016:

Final capping, closure and post-closure liability at December 31, 2014	$61,500
Adjustments to final capping, closure and post-closure liabilities	89
Liabilities incurred	4,690
Accretion expense associated with landfill obligations	3,759
Closure payments	(72)
Assumption of closure liabilities from acquisitions	8,647
Final capping, closure and post-closure liability at December 31, 2015	78,613
Adjustments to final capping, closure and post-closure liabilities	(6,797)
Liabilities incurred	10,922
Accretion expense associated with landfill obligations	8,699
Closure payments	(4,609)
Assumption of closure liabilities from acquisitions	158,081
Final capping, closure and post-closure liability at December 31, 2016	$244,909

Liabilities incurred of $10,922 and $4,690 for the years ended December 31, 2016 and 2015, respectively, represent non-cash increases to final capping, closure and post-closure liabilities. The Adjustments to final capping, closure and post-closure liabilities for the year ended December 31, 2016, primarily consisted of increases in estimated airspace at some of the Company’s landfills at which expansions are being pursued, decreases in estimated annual tonnage consumptions at various landfills, decreases in estimated closure costs at some of the Company’s landfills and changes in engineering estimates of total site capacity. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Consolidated Balance Sheets. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At December 31, 2016 and 2015, $55,388 and $43,636, respectively, of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

-	Disposal capacity. The Company’s internal and third-party engineers perform surveys at least annually to estimate the remaining disposal capacity at its landfills. This is done by using surveys and other methods to calculate, based on the terms of the permit, height restrictions and other factors, how much airspace is left to fill and how much waste can be disposed of at a landfill before it has reached its final capacity. The Company’s landfill depletion rates are based on the remaining disposal capacity, considering both permitted and probable expansion airspace, at the landfills it owns, and landfills it operates, but does not own, under life-of-site agreements. The Company’s landfill depletion rate is based on the term of the operating agreement at its operated landfill that has capitalized expenditures. Expansion airspace consists of additional disposal capacity being pursued through means of an expansion that has not yet been permitted. Expansion airspace that meets the following criteria is included in the estimate of total landfill airspace:

1)	whether the land where the expansion is being sought is contiguous to the current disposal site, and the Company either owns the expansion property or has rights to it under an option, purchase, operating or other similar agreement;
2)	whether total development costs, final capping costs, and closure/post-closure costs have been determined;
3)	whether internal personnel have performed a financial analysis of the proposed expansion site and have determined that it has a positive financial and operational impact;
4)	whether internal personnel or external consultants are actively working to obtain the necessary approvals to obtain the landfill expansion permit; and
5)	whether the Company considers it probable that the Company will achieve the expansion (for a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business, or political restrictions or similar issues existing that the Company believes are more likely than not to impair the success of the expansion).

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

It is possible that the Company’s estimates or assumptions could ultimately be significantly different from actual results.  In some cases, the Company may be unsuccessful in obtaining an expansion permit or the Company may determine that an expansion permit that the Company previously thought was probable has become unlikely.  To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or the belief that the Company will receive an expansion permit changes adversely in a significant manner, the costs of the landfill, including the costs incurred in the pursuit of the expansion, may be subject to impairment testing, as described below, and lower profitability may be experienced due to higher amortization rates, higher capping, closure and post-closure rates, and higher expenses or asset impairments related to the removal of previously included expansion airspace.

The Company periodically evaluates its landfill sites for potential impairment indicators.  The Company’s judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and operational performance of its landfills.  Future events could cause the Company to conclude that impairment indicators exist and that its landfill carrying costs are impaired.

Cell Processing Reserves

The Company records a cell processing reserve related to its E&P segment for certain locations in Louisiana and Texas for the estimated amount of expenses to be incurred upon the treatment and excavation of oilfield waste received. The cell processing reserve is the future cost to properly treat and dispose of existing waste within the cells at the various facilities. The reserve generally covers estimated costs to be incurred over a period of time up to 24 months, with the current portion representing costs estimated to be incurred in the next 12 months. The estimate is calculated based on current estimated volume in the cells, estimated percentage of waste treated, and historical average costs to treat and excavate the waste. The processing reserve represents the estimated costs to process the volumes of oilfield waste on-hand for which revenue has been recognized. At December 31, 2016 and 2015, the current portion of cell processing reserves was $3,932 and $5,566, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. At December 31, 2016 and 2015, the long-term portion of cell processing reserves was $1,639 and $2,157, respectively, which is included in Other long-term liabilities in the Consolidated Balance Sheets.

Business Combination Accounting

The Company accounts for business combinations as follows:

•	The Company recognizes, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. The Company measures and recognizes goodwill as of the acquisition date as the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of the Company’s previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed.

•	At the acquisition date, the Company measures the fair values of all assets acquired and liabilities assumed that arise from contractual contingencies. The Company measures the fair values of all noncontractual contingencies if, as of the acquisition date, it is more likely than not that the contingency will give rise to an asset or liability.

Finite-Lived Intangible Assets

The amounts assigned to franchise agreements, contracts, customer lists, permits and other agreements are being amortized on a straight-line basis over the expected term of the related agreements (ranging from 1 to 56 years).

Goodwill and Indefinite-Lived Intangible Assets

The Company acquired indefinite-lived intangible assets in connection with certain of its acquisitions.  The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories and to operate E&P waste treatment and disposal facilities.  The Company measures and recognizes acquired indefinite-lived intangible assets at their estimated acquisition date fair values.  Indefinite-lived intangible assets are not amortized.  Goodwill represents the excess of:  (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of the Company’s previously held equity interest in the acquiree (if any), over (b)  the fair value of assets acquired and liabilities assumed.  Goodwill and intangible assets, deemed to have indefinite lives, are subject to annual impairment tests as described below.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Goodwill and indefinite-lived intangible assets are tested for impairment on at least an annual basis in the fourth quarter of the year.  In addition, the Company evaluates its reporting units for impairment if events or circumstances change between annual tests indicating a possible impairment.  Examples of such events or circumstances include, but are not limited to, the following:

•	a significant adverse change in legal factors or in the business climate;
•	an adverse action or assessment by a regulator;
•	a more likely than not expectation that a segment or a significant portion thereof will be sold;
•	the testing for recoverability of a significant asset group within the segment; or
•	current period or expected future operating cash flow losses.

In the first step (“Step 1”) of testing for goodwill impairment, the Company estimates the fair value of each of its reporting units, which consisted of five geographic operating segments and its E&P segment at December 31, 2016 and three geographic operating segments and its E&P segment at December 31, 2015, and compares the fair value with the carrying value of the net assets assigned to each reporting unit.  If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results.  If the fair value is less than the carrying value, then the Company would perform a second step and determine the fair value of the goodwill. In this second step (“Step 2”), the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.  If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to Impairments and other operating items in the Company’s Consolidated Statements of Net Income (Loss).

During the Company’s annual impairment analysis of its solid waste operations, the Company determined the fair value of each of its five geographic operating segments at December 31, 2016 and of its three geographic operating segments at December 31, 2015 as a whole and each indefinite-lived intangible asset within those segments using discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates.  The cash flows employed in the Company’s 2016 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2017 annual budget developed internally by management.  These forecasts reflect operating profit margins that were consistent with 2016 results and perpetual revenue growth rates of 3.4%. The Company’s discount rate assumptions are based on an assessment of the market participant rate which approximated 6.2%.  In assessing the reasonableness of the Company’s determined fair values of its reporting units, the Company evaluates its results against its current market capitalization. The Company did not record an impairment charge to its geographic operating segments as a result of its goodwill and indefinite-lived intangible assets impairment tests for the years ended December 31, 2016, 2015 or 2014.

For the Company’s annual impairment analysis of its E&P segment for the year ended December 31, 2016, the Company performed its Step 1 assessment of its E&P segment. The Step 1 assessment involved measuring the recoverability of goodwill by comparing the E&P segment’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using an income approach employing a discounted cash flow (“DCF”) model. The DCF model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the operating locations comprising the E&P segment. This was based on a number of key assumptions, including, but not limited to, a discount rate of 12%, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas E&P activity during the forecast period, gross margins based on estimated operating expense requirements during the forecast period and estimated capital expenditures over the forecast period, all of which were classified as Level 3 in the fair value hierarchy. As a result of the Step 1 assessment, the Company determined that the E&P segment did not pass the Step 1 test because the carrying value exceeded the estimated fair value of the reporting unit. The Company then performed the Step 2 test to determine the fair value of goodwill for its E&P segment. Based on the Step 1 and Step 2 analyses, the Company did not record an impairment charge to its E&P segment as a result of its goodwill impairment test during the year ended December 31, 2016. Additionally, the Company evaluated the recoverability of the E&P segment’s indefinite-lived intangible assets (other than goodwill) by comparing the estimated fair value of each indefinite-lived intangible asset to its carrying value. The Company estimated the fair value of the indefinite-lived intangible assets using an excess earnings approach. Based on the result of the recoverability test, the Company determined that the carrying value of certain indefinite-lived intangible assets within the E&P segment exceeded their fair value and were therefore not recoverable. The Company recorded an impairment charge to Impairments and other operating items in the Consolidated Statements of Net Income (Loss) on certain indefinite-lived intangible assets within its E&P segment of $156 during the year ended December 31, 2016.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

During the third quarter of 2015, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill and indefinite-lived intangible assets impairment analysis for its E&P segment as a result of the sustained decline in oil prices in the year-to-date 2015 period, together with market expectations of a likely slow recovery in such prices. The Company, therefore, performed an interim Step 1 assessment of its E&P segment during the third quarter of 2015. The Step 1 assessment involved measuring the recoverability of goodwill by comparing the E&P segment’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using an income approach employing a discounted cash flow (“DCF”) model. The DCF model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the operating locations comprising the E&P segment. This was based on a number of key assumptions, including, but not limited to, a discount rate of 11.6%, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas E&P activity during the forecast period, gross margins based on estimated operating expense requirements during the forecast period and estimated capital expenditures over the forecast period, all of which were classified as Level 3 in the fair value hierarchy. As a result of the Step 1 assessment, the Company determined that the E&P segment did not pass the Step 1 test because the carrying value exceeded the estimated fair value of the reporting unit. The Company then performed the Step 2 test to determine the fair value of goodwill for its E&P segment. Based on the Step 1 and Step 2 analyses, the Company recorded a goodwill impairment charge within its E&P segment of $411,786 during the third quarter of 2015. Additionally, the Company evaluated the recoverability of the E&P segment’s indefinite-lived intangible assets (other than goodwill) by comparing the estimated fair value of each indefinite-lived intangible asset to its carrying value. The Company estimated the fair value of the indefinite-lived intangible assets using an excess earnings approach. Based on the result of the recoverability test, the Company determined that the carrying value of certain indefinite-lived intangible assets within the E&P segment exceeded their fair value and were therefore not recoverable. The Company recorded an impairment charge to Impairments and other operating items in the Consolidated Statements of Net Income (Loss) on certain indefinite-lived intangible assets within its E&P segment of $38,351 during the third quarter and fourth quarter of 2015. The Company did not record an impairment charge to its E&P segment as a result of its goodwill and indefinite-lived intangible assets impairment tests during the year ended December 31, 2014.

Impairments of Property and Equipment and Finite-Lived Intangible Assets

Property, equipment and finite-lived intangible assets are carried on the Company’s consolidated financial statements based on their cost less accumulated depreciation or amortization.  Finite-lived intangible assets consist of long-term franchise agreements, contracts, customer lists, permits and other agreements.  The recoverability of these assets is tested whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Typical indicators that an asset may be impaired include, but are not limited to, the following:

•	a significant adverse change in legal factors or in the business climate;
•	an adverse action or assessment by a regulator;
•	a more likely than not expectation that a segment or a significant portion thereof will be sold;
•	the testing for recoverability of a significant asset group within a segment; or
•	current period or expected future operating cash flow losses.

If any of these or other indicators occur, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows.  If the carrying value is in excess of the undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying value.  Fair value is determined by an internally developed discounted projected cash flow analysis of the asset.  Cash flow projections are sometimes based on a group of assets, rather than a single asset.  If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether an impairment has occurred for the group of assets for which the projected cash flows can be identified.  If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs.  Several impairment indicators are beyond the Company’s control, and whether or not they will occur cannot be predicted with any certainty.  Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized.  There are other considerations for impairments of landfills, as described below.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Prior to conducting Step 1 of the goodwill impairment test for the E&P segment during the third quarter of 2015, as described above, the Company first evaluated the recoverability of its long-lived assets, including finite-lived intangible assets. When indicators of impairment are present, the Company tests long-lived assets for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. The Company considered the sustained decline in oil prices during 2015, together with market expectations of a likely slow recovery in such prices, to be indicators of impairment for the E&P segment’s long-lived assets. Based on the result of the recoverability test, the Company determined that the carrying value of certain asset groups within the E&P segment exceeded their undiscounted cash flows and were therefore not recoverable. The Company then compared the fair value of these asset groups to their carrying values. The Company estimated the fair value of the asset groups under an income approach, as described above. Based on the analysis, the Company recorded an impairment charge to Impairments and other operating items in the Consolidated Statements of Net Income (Loss) on certain long-lived assets within its E&P segment of $67,647 during the year ended December 31, 2015.

During the year ended December 31, 2016, the Company recorded a $2,653 impairment charge, which is included in Impairments and other operating items in the Consolidated Statements of Net Income (Loss), for property and equipment at four E&P disposal facilities that were permanently closed in 2016 as a result of operating losses incurred. During the year ended December 31, 2014, the Company recorded an $8,445 impairment charge, which is included in Impairments and other operating items in the Consolidated Statements of Net Income (Loss), for property and equipment at an E&P disposal facility as a result of projected operating losses resulting from the migration of the majority of the facility’s customers to a new E&P facility that the Company owns and operates.

There are certain indicators listed above that require significant judgment and understanding of the waste industry when applied to landfill development or expansion projects.  A regulator or court may deny or overturn a landfill development or landfill expansion permit application before the development or expansion permit is ultimately granted.  Management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace.  Therefore, certain events could occur in the ordinary course of business and not necessarily be considered indicators of impairment due to the unique nature of the waste industry.

Restricted Assets

Restricted assets held by trustees consist principally of funds deposited in connection with landfill final capping, closure and post-closure obligations and other financial assurance requirements.  Proceeds from these financing arrangements are directly deposited into trust funds, and the Company does not have the ability to utilize the funds in regular operating activities.  See Note 9 for further information on restricted assets.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and fuel hedges.  As of December 31, 2016 and 2015, the carrying values of cash and equivalents, trade receivables, restricted assets, trade payables and contingent consideration are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of December 31, 2016 and 2015, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy.  The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of December 31, 2016 and 2015, are as follows:

	Carrying Value at December 31,		Fair Value* at December 31,
	2016	2015	2016	2015
3.30% Senior Notes due 2016	$-	$100,000	$-	$100,536
4.00% Senior Notes due 2018	$50,000	$50,000	$51,226	$51,860
5.25% Senior Notes due 2019	$175,000	$175,000	$187,671	$190,985
4.64% Senior Notes due 2021	$100,000	$100,000	$106,618	$107,613
2.39% Senior Notes due 2021	$150,000	$-	$146,168	$-
3.09% Senior Notes due 2022	$125,000	$125,000	$123,974	$123,516
2.75% Senior Notes due 2023	$200,000	$-	$192,238	$-
3.41% Senior Notes due 2025	$375,000	$375,000	$368,968	$370,245
3.03% Senior Notes due 2026	$400,000	$-	$379,438	$-

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedges, restricted assets and contingent consideration, see Note 9.

Derivative Financial Instruments

The Company recognizes all derivatives on the balance sheet at fair value.  All of the Company’s derivatives have been designated as cash flow hedges; therefore, the effective portion of the changes in the fair value of derivatives will be recognized in accumulated other comprehensive loss (“AOCL”) until the hedged item is recognized in earnings.  The ineffective portion of the changes in the fair value of derivatives will be immediately recognized in earnings.  The Company classifies cash inflows and outflows from derivatives within operating activities on the statement of cash flows.

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings issued under its Credit Agreement.  The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at December 31, 2016 were specifically designated to the Company’s Credit Agreement and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At December 31, 2016, the Company’s derivative instruments included 12 interest rate swap agreements as follows:

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

At December 31, 2016, the Company’s derivative instruments included four fuel hedge agreements as follows:

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

* If the national U.S. on-highway average price for a gallon of diesel fuel (“average price”), as published by the Department of Energy (“DOE”), exceeds the contract price per gallon, the Company receives the difference between the average price and the contract price (multiplied by the notional number of gallons) from the counterparty.  If the average price is less than the contract price per gallon, the Company pays the difference to the counterparty.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2016, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$127	Accrued liabilities(a)	$(3,260)
	Other assets, net	13,822	Other long-term liabilities	(2,350)
Fuel hedges	Prepaid expenses and other current assets(b)	1,343	Accrued liabilities(b)	(3,258)
	Other assets, net	1,651		-
Total derivatives designated as cash flow hedges		$16,943		$(8,868)

(a)          Represents the estimated amount of the existing unrealized gains and losses, respectively, on interest rate swaps as of December 31, 2016 (based on the interest rate yield curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)          Represents the estimated amount of the existing unrealized gains and losses, respectively, on fuel hedges as of December 31, 2016 (based on the forward DOE diesel fuel index curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

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

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCL for the years ended December 31, 2016, 2015 and 2014:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)			Statement of Net Income (Loss) Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion)(b), (c)
	Years Ended December 31,				Years Ended December 31,
	2016	2015	2014		2016	2015	2014
Interest rate swaps	$9,192	$(4,820)	$(3,970)	Interest expense	$4,939	$3,155	$2,824
Fuel hedges	2,363	(6,906)	(2,071)	Cost of operations	3,607	1,993	(507)
Total	$11,555	$(11,726)	$(6,041)		$8,546	$5,148	$2,317

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

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Consolidated Statements of Net Income (Loss) on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts.  There was no significant ineffectiveness recognized on the fuel hedges during the years ended December 31, 2016, 2015 and 2014.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

See Note 12 for further discussion on the impact of the Company’s hedge accounting to its consolidated Comprehensive income (loss) and AOCL.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  The Company records valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized.

The Company is required to evaluate whether the tax positions taken on its income tax returns will more likely than not be sustained upon examination by the appropriate taxing authority.  If the Company determines that such tax positions will not be sustained, it records a liability for the related unrecognized tax benefits. The Company classifies its liability for unrecognized tax benefits as a current liability to the extent it anticipates making a payment within one year.

Share-Based Compensation

The fair value of restricted share unit (“RSU”) awards is determined based on the number of shares granted, the closing price of the common shares in the capital of the Company and an assumed forfeiture rate of 8%.

Compensation expense associated with outstanding performance-based restricted share unit (“PSU”) awards is measured using the fair value of the Company’s common shares and is based on the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized ratably over the performance period. Compensation expense is only recognized for those awards that the Company expects to vest, which it estimates based upon an assessment of the probability that the performance criteria will be achieved. The Company assumed a forfeiture rate of 8% for PSU awards, with a one-year performance-based metric and time-based vesting for the remaining three years of the four-year vesting period, granted to the Company’s executive officers and non-executive officers during the years ended December 31, 2016 and 2015.

All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee’s requisite service period.  Under the share-based compensation guidance, the Company elected to use the short-cut method to calculate the historical pool of windfall tax benefits.  The Company elected to use the tax law ordering approach for purposes of determining whether an excess of tax benefit has been realized.

Warrants are valued using the Black-Scholes pricing model with a contractual life of five years, a risk free interest rate based on the 5-year U.S. treasury yield curve and expected volatility. The Company uses the historical volatility of its common shares over a period equivalent to the contractual life of the warrants to estimate the expected volatility.  Warrants issued to consultants are recorded as an element of the related cost of landfill development projects or to expense for warrants issued in connection with acquisitions.

Share-based compensation expense recognized during the years ended December 31, 2016, 2015 and 2014, was $44,772 ($28,680 net of taxes), $20,318 ($12,587 net of taxes) and $18,446 ($11,372 net of taxes), respectively. This share-based compensation expense includes RSU, PSU, deferred share units, share option and warrant expense. The share-based compensation expense totals include amounts associated with the Progressive Waste share-based compensation plans, continued by the Company following the Progressive Waste acquisition, which allow for the issuance of shares or cash settlement to employees upon vesting.  The Company records share-based compensation expense in Selling, general and administrative expenses in the Consolidated Statements of Net Income (Loss).  The total unrecognized compensation cost at December 31, 2016, related to unvested RSU awards was $23,213 and this future expense will be recognized over the remaining vesting period of the RSU awards, which extends to 2020. The weighted average remaining vesting period of the RSU awards is 1.0 years.  The total unrecognized compensation cost at December 31, 2016, related to unvested PSU awards was $10,018 and this future expense will be recognized over the remaining vesting period of the PSU awards, which extends to 2020. The weighted average remaining vesting period of PSU awards is 1.4 years.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Restricted Share Units - Progressive Waste Plans

The Company recorded a liability of $25,925 at June 1, 2016 associated with the fair value of the Progressive Waste restricted share units outstanding. The fair value was calculated using a Black-Scholes pricing model with the following weighted average assumptions for the period from June 1, 2016 to December 31, 2016:

Expected remaining life	1 month to 2.15 years
Annual dividend rate	0.92%

Outstanding Progressive Waste restricted share units vest over periods that vary from immediately upon award to three years. As of December 31, 2016, the Company has $2,409 of unrecognized compensation cost for restricted share units under the Progressive Waste share-based compensation plans and a liability of $15,091 representing the December 31, 2016 fair value of outstanding Progressive Waste restricted share units, less unrecognized compensation cost.

Performance-Based Restricted Share Units - Progressive Waste Plans

The Company recorded a liability of $7,218 at June 1, 2016 associated with the fair value of the Progressive Waste performance-based restricted share units outstanding. The fair value was calculated using the volume weighted average price of the Company’s shares for the five preceding business days as of December 31, 2016 which was $79.19. Outstanding Progressive Waste performance-based restricted share units vest over periods that vary from one month to two years. As of December 31, 2016, the Company has $1,474 of unrecognized compensation cost for performance-based restricted share units under the Progressive Waste share-based compensation plans and a liability of $3,435 representing the December 31, 2016 fair value of outstanding Progressive Waste performance-based restricted share units, less unrecognized compensation cost.

Share Based Options – Progressive Waste Plans

The Company recorded a liability of $13,022 at June 1, 2016 associated with the fair value of the Progressive Waste share based options outstanding. The fair value was calculated using a Black-Scholes pricing model with the following weighted average assumptions for the period from June 1, 2016 to December 31, 2016:

Expected remaining life	1.05 to 3.3 years
Share volatility	10.35% to 32.92%
Discount rate	0.92% to 1.66%
Annual dividend rate	0.92%

Outstanding Progressive Waste share based options vest over periods that vary from one to nine months. As of December 31, 2016, the Company has $114 of unrecognized compensation cost for share based options under the Progressive Waste share-based compensation plans and a liability of $18,529 representing the December 31, 2016 fair value of outstanding Progressive Waste share based options, less unrecognized compensation cost.

Per Share Information

Basic net income (loss) per share attributable to holders of the Company’s common shares is computed using the weighted average number of common shares outstanding and vested and unissued restricted share units deferred for issuance into the deferred compensation plan.  Diluted net income (loss) per share attributable to holders of the Company’s common shares is computed using the weighted average number of common and potential common shares outstanding.  Potential common shares are excluded from the computation if their effect is anti-dilutive.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2016, 2015 and 2014, was $3,960, $3,197 and $3,479, respectively, which is included in Selling, general and administrative expense in the Consolidated Statements of Net Income (Loss).

Insurance Liabilities

As a result of its high deductible or self-insured retention insurance policies, the Company is effectively self-insured for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability, and directors’ and officers’ liability as well as for employee group health insurance, property and workers’ compensation.  The Company’s insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company’s management with assistance from its third-party actuary and its third-party claims administrator.  The insurance accruals are influenced by the Company’s past claims experience factors, which have a limited history, and by published industry development factors.  At December 31, 2016 and 2015, the Company’s total accrual for self-insured liabilities was $108,530 and $44,934, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets.  For the years ended December 31, 2016, 2015 and 2014, the Company recognized $100,505, $49,391 and $51,702, respectively, of self-insurance expense which is included in Cost of operations and Selling, general and administrative expense in the Consolidated Statements of Net Income (Loss).

New Accounting Pronouncements

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

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.   In August 2014, the FASB issued guidance that requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around management’s plan to alleviate these doubts are required. This update became effective for all annual periods and interim reporting periods ending after December 15, 2016.  The Company adopted this guidance as of December 31, 2016. The adoption of this guidance did not have any impact on current disclosures in the consolidated financial statements.

Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued guidance that requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The new standard is effective in fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. The adoption of this guidance will result in the Company’s current deferred tax assets being recorded as noncurrent on a prospective basis. The Company’s current deferred tax assets were $89,177 and $49,727 at December 31, 2016 and 2015, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Lease Accounting. In February 2016, the FASB issued guidance that requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The new standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company has not yet assessed the potential impact of implementing this new accounting standard on its consolidated financial statements. For additional details on the Company’s operating leases, see Note 10.

Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued guidance that identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including classification of awards as either equity or liabilities, an option to recognize gross share compensation expense with actual forfeitures recognized as they occur, certain classifications on the statement of cash flows and income tax consequences, including that all income tax effects of awards are to be recognized in the income statement when the awards are settled whereas previously the tax benefits in excess of compensation cost were recorded in equity. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. As such, the Company will be required to adopt this standard on January 1, 2017 and will classify the excess tax benefits associated with equity-based compensation arrangements, which were $5,196 during the year ended December 31, 2016, as a discrete item within Income tax provision (benefit) on the Consolidated Statements of Net Income (Loss), rather than recognizing such excess income tax benefits in Additional Paid-In Capital on the Consolidated Statements of Equity. This reclassification will be made on a prospective basis and will also impact the related classification on the Company’s Consolidated Statements of Cash Flows as excess tax benefits associated with equity-based compensation arrangements are currently reported in cash flows from operating activities and cash flows from financing activities. Under the new standard, excess tax benefits associated with equity-based compensation will only be reported in cash flows from operating activities. Additionally, the Company will recognize gross share compensation expense with actual forfeitures as they occur, which differs from the Company’s current accounting policy to estimate forfeitures each period. Using the modified retrospective approach, the Company will record a cumulative effect adjustment to Retained Earnings of $1,392 for the differential between the amount of compensation cost previously recorded and the amount that would have been recorded without assuming forfeitures.

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

Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. In October 2016, the FASB issued guidance that eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted; however, the guidance can only be adopted in the first interim period of a fiscal year. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Classification of Money Market Fund as Cash Equivalents.  The SEC instituted new rules for money market funds (“MMF”) and key provisions of these rules became effective in October 2016.  One of the key provisions mandated the use of a floating net asset value (“NAV”) for institutional prime MMFs.  When investments in an SEC-registered MMF meet the qualifications of Investment Company Act Rule 2a-7, investors in the fund are permitted to classify their investment as a cash equivalent.  The SEC has stated that a floating NAV MMF investment would, under normal circumstances, continue to meet the definition of a cash equivalent.  However, in the event credit or liquidity issues arise, including the enactment of liquidity fees or redemption gates, classification of such investments as cash equivalents may no longer be appropriate.  Additionally, if a fund ceases to be an SEC-registered MMF, an investor’s investment may no longer qualify as a cash equivalent.  Money market fund investments that no longer meet the definition of a cash equivalent should be reclassified from cash and cash equivalents to equity investments and classified as either available for sale or trading.  There was no impact to the Company’s classification of cash and equivalents at December 31, 2016 as a result of these new rules.  However, the Company will continue to review the classification of its cash and equivalents to the extent they are invested in MMFs.

Statement of Cash Flows: Restricted Cash. In November 2016, the FASB issued guidance that requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The new standard is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s statement of cash flows.

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued guidance that simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. The new standard will be applied prospectively, and is effective for public companies for their annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company intends to adopt this new pronouncement in 2017 and apply the standard for its annual goodwill impairment testing. During the year ended December 31, 2016, the Company did not record any impairment charges related to goodwill; however, the results of the Company’s annual impairment testing indicated that the carrying value of its E&P segment exceeded its fair value by $125,692. At December 31, 2016, the carrying amount of goodwill at the E&P segment was $77,343. Therefore, if the carrying value of the E&P segment remains higher than its fair value when the Company performs its initial goodwill impairment test in 2017, the Company will record an impairment charge equal to the amount by which the E&P segment’s carrying value exceeds its fair value, up to $77,343.

Reclassification

Certain amounts reported in the Company’s prior year’s financial statements have been reclassified to conform with the 2016 presentation.

2.	USE OF ESTIMATES AND ASSUMPTIONS

In preparing the Company’s consolidated financial statements, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses.  These estimates and assumptions must be made because certain of the information that is used in the preparation of the Company’s consolidated financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is simply not capable of being readily calculated based on generally accepted methodologies.  In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment.  The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to the Company’s accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments, which are discussed in Note 1.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

3.	ACQUISITIONS

The Company recognizes, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values.  The Company measures and recognizes goodwill as of the acquisition date as the excess of:  (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of the Company's previously held equity interest in the acquiree (if any), over (b) the fair value of assets acquired and liabilities assumed.  If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, the Company will report provisional amounts for the items for which the accounting is incomplete.  The measurement period ends once the Company receives the information it was seeking; however, this period will not exceed one year from the acquisition date.  Any material adjustments recognized during the measurement period will be reflected prospectively in the period the adjustment is identified in the consolidated financial statements.  The Company recognizes acquisition-related costs as expense.

Progressive Waste Acquisition

As described in Note 1, on June 1, 2016, pursuant to the Merger Agreement, Merger Sub merged with and into Old Waste Connections in an all-stock business combination with Old Waste Connections continuing as the surviving corporation and an indirect wholly-owned subsidiary of New Waste Connections. The term “Progressive Waste acquisition” is used herein to refer to the transaction completed under the Merger Agreement, and the term “Progressive Waste” is used herein in the context of references to Progressive Waste Solutions Ltd. and its shareholders prior to the completion of the Progressive Waste acquisition on June 1, 2016. The financial statements presented herein are the historical financial statements of Old Waste Connections with the inclusion on June 1, 2016 of the fair value of the identifiable assets and liabilities acquired from Progressive Waste and the inclusion of the results of operations from the acquired Progressive Waste operations commencing on June 1, 2016.

Under the terms of the Merger Agreement, Old Waste Connections’ stockholders received 2.076843 New Waste Connections common shares for each Old Waste Connections share held. Immediately following the completion of the Progressive Waste acquisition, New Waste Connections also completed (i) a consolidation whereby every 2.076843 common shares outstanding were converted into one common share (the “Consolidation”) and (ii) an amalgamation with a wholly-owned subsidiary whereby its legal name was changed from Progressive Waste Solutions Ltd. to Waste Connections, Inc. (the “Amalgamation”). Upon completion of the Progressive Waste acquisition, Old Waste Connections’ former stockholders owned approximately 70% of the Company, and Progressive Waste’s former shareholders owned approximately 30%. All share amounts stated herein reflect shares on a post-Consolidation basis.

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

The Progressive Waste acquisition was accounted for as a reverse merger using the acquisition method of accounting. Old Waste Connections has been identified as the acquirer for accounting purposes and the acquisition method of accounting has been applied. Identifying the acquirer requires various considerations including the relative voting rights post-closing, the size of minority voting interests and the composition of the board of directors and senior management. Based on these considerations, Old Waste Connections’ former stockholders hold a majority of the post-closing voting rights of the Company and both the post-closing composition of the board of directors and senior management are most closely aligned with Old Waste Connections. The Progressive Waste acquisition provided the Company with significant strategic and financial benefits including enhanced size and revenue diversification, increased earnings and cash flows and better access to capital markets.

The results of operations from the acquired Progressive Waste operations have been included in the Company’s Consolidated Financial Statements from June 1, 2016, the acquisition date.  Total revenues during the period from June 1, 2016 to December 31, 2016, generated from the operations acquired in the Progressive Waste acquisition and included within consolidated revenues, were $1,184,965. Total pre-tax earnings during the period from June 1, 2016 to December 31, 2016, generated from the operations acquired in the Progressive Waste acquisition and included within consolidated income before income taxes, were $155,832.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the consideration transferred to acquire Progressive Waste and the preliminary amounts of identifiable assets acquired and liabilities assumed:

Fair value of consideration transferred:
Shares issued	$3,503,162
Debt assumed	1,729,274
5,232,436
Less: cash acquired	(65,768)
Net fair value of consideration transferred	5,166,668

Recognized amounts of identifiable assets acquired and liabilities assumed associated with the business acquired:
Accounts receivable	231,709
Prepaid expenses and other current assets	28,623
Restricted assets	16,551
Property and equipment	2,078,350
Contracts	223,885
Customer lists	191,679
Other intangibles	218,499
Other long-term assets	4,491
Accounts payable and accrued liabilities	(264,992)
Deferred revenue	(35,635)
Contingent consideration	(19,412)
Other long-term liabilities	(185,774)
Deferred income taxes	(329,552)
Total identifiable net assets	2,158,422
Goodwill	$3,008,246

During the six months ended December 31, 2016, adjustments to the initial amounts of identifiable assets acquired and liabilities assumed resulted in increases to contingent consideration, contracts, deferred tax liabilities and goodwill $6,647, $13,473, $105,436 and $146,329, respectively, and decreases to property and equipment and customer lists of $5,257 and $43,824, respectively.

Following the merger of Merger Sub into Old Waste Connections, and the issuance of 2.076843 New Waste Connections common shares for each Old Waste Connections share as a result of the Consolidation, the Company issued an additional 52,145,919 common shares at $67.18, the closing price on the NYSE of New Waste Connections common shares on June 1, 2016, as share consideration for the Progressive Waste acquisition. The Company assumed $1,729,274 of debt in the Progressive Waste acquisition, consisting of $1,659,465 of amounts outstanding under the Progressive Waste credit facilities that were repaid in full following the close of the Progressive Waste acquisition, $64,000 of tax-exempt bonds and $5,809 of other long-term debt. See Note 8 for further discussion of the debt assumed.

Contingent consideration acquired consists primarily of two amounts payable to the former owners of an acquisition completed by Progressive Waste in 2015. The first contingent amount payable is based on the acquired operations exceeding earnings targets specified in the purchase agreement over a one-year period ending September 30, 2017. There is no limit to this contingent amount payable under the terms of the purchase agreement, the fair value of which was computed at $10,488, based upon applying a discount rate of 2.0% to the probability assessment of the expected future cash flows over the period in which the obligation is expected to be settled. The second contingent amount payable has a maximum possible payment of $5,000, representing a purchase price holdback payable to the former owners subject to the satisfaction of various business performance conditions through December 31, 2016. As of December 31, 2016, the obligations recognized at the purchase date have not materially changed.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The goodwill acquired is primarily attributable to growth opportunities at operations acquired in the Progressive Waste acquisition and synergies that are expected to arise as a result of the Progressive Waste acquisition. The expected tax deductible amount of the goodwill acquired is $303,594.

The fair value of acquired working capital related to Progressive Waste is final with the exception of certain open tax matters for which the assets and liabilities recorded are provisional. The fair value related to acquired landfills is provisional as well. The Company expects to finalize these fair value estimates in the first quarter of 2017 once it has finalized its cost and capacity estimates, including physical surveys of the landfills. Measurement period adjustments will be evaluated to determine whether they relate to facts and circumstances that existed at the acquisition date. Any measurement period adjustments recorded will be recognized in the reporting period in which they are identified.

The gross amount of trade receivables due under contracts is $239,212, of which $7,503 is expected to be uncollectible.  The Company did not acquire any other class of receivable as a result of the Progressive Waste acquisition.

The Company incurred $31,408 of acquisition-related costs for the Progressive Waste acquisition during the year ended December 31, 2016.  These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income (Loss).

Other Acquisitions

The Company acquired 12 individually immaterial non-hazardous solid waste collection businesses during the year ended December 31, 2016. The total acquisition-related costs incurred during the year ended December 31, 2016 for these acquisitions was $1,968. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income (Loss).

In January 2015, the Company acquired Shale Gas Services, LLC (“Shale Gas”), which owns two E&P waste stream treatment and recycling operations in Arkansas and Texas, for cash consideration of $41,000 and potential future contingent consideration. The contingent consideration would be paid to the former owners of Shale Gas based on the achievement of certain operating targets for the acquired operations, as specified in the membership purchase agreement, over a two-year period following the close of the acquisition. The Company used probability assessments of the expected future cash flows and determined that no liability for payment of future contingent consideration existed as of the acquisition close date. As of December 31, 2016, the assessment that no liability existed for payment of future contingent consideration has not changed.

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

In November 2015, the Company acquired Rock River Environmental Services, Inc. (“Rock River”), an integrated provider of solid waste collection, recycling, transfer and disposal services. The acquired operations service 19 counties in central and northern Illinois and include five collection operations, two landfills, one compost facility, one transfer station and one recycling facility. The Company paid cash consideration of $225,000 for this acquisition, using proceeds from borrowings under the Old Waste Connections Credit Agreement. The Company also paid an additional amount for the purchase of estimated working capital, which is subject to post-closing adjustments.

In addition to the acquisitions of Shale Gas, DNCS and Rock River, the Company also acquired 11 individually immaterial non-hazardous solid waste collection and disposal businesses during the year ended December 31, 2015. The total acquisition-related costs for these acquisitions was $4,235.  These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income (Loss).

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

In March 2014, the Company acquired Screwbean Landfill, LLC (“Screwbean”), which owns land and permits to construct and operate an E&P waste facility, and S.A. Dunn & Company, LLC (“Dunn”), which owns land and permits to construct and operate a construction and demolition landfill, for aggregate total cash consideration of $27,020 and contingent consideration of $2,923. Contingent consideration represents the fair value of up to $3,000 of amounts payable to the former Dunn owners based on the successful modification of site construction permits that would enable increased capacity at the landfill. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the two-year period in which the obligations were expected to be settled, and applying discount rates ranging from 2.4% to 2.7%. Contingent consideration of $3,000 was paid to the former Dunn owners during the year ended December 31, 2016.

In September 2014, the Company acquired Rumsey Environmental, LLC (“Rumsey”), which provides solid waste collection services in western Alabama, for aggregate total cash consideration of $16,000 and contingent consideration of $1,891. Contingent consideration represents the fair value of up to $2,000 of amounts payable to the former owners based on the achievement of certain operating targets specified in the asset purchase agreement. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the two-year period in which the obligation was expected to be settled, and applying a discount rate of 2.8%. Contingent consideration of $2,000 was paid to the former owners during the year ended December 31, 2016.

In October 2014, the Company acquired Section 18, LLC (“Section 18”), which provides E&P disposal services in North Dakota, for aggregate total cash consideration of $64,425 and contingent consideration of $37,724. The contingent consideration recorded represented the estimated fair value at the acquisition close date of amounts payable to the former owners based on approval of up to four site construction permits for future facilities in North Dakota, Wyoming and Montana and the achievement of certain operating targets at one current facility and up to four future facilities as specified in the asset purchase agreement. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the one to four-year period in which the obligations are expected to be settled, and applying a discount rate of 5.2%. During the third quarter of 2015, the Company remeasured the fair value of the contingent consideration and determined that the fair value of amounts payable associated with the achievement of certain operating targets decreased by $20,642, which was credited to Impairments and other operating items in the Consolidated Statements of Net Income (Loss). The change in the fair value of the contingent consideration was due to an expected decrease in earnings of the future facilities as a result of the sustained decline in oil prices subsequent to the closing date of the acquisition, together with market expectations of a likely slow recovery in such prices. During the year ended December 31, 2015, $2,000 of the contingent consideration associated with the approval of one of the site permits was earned and paid to the former owners.

In addition to the acquisitions of Screwbean, Dunn, Rumsey and Section 18, the Company acquired five individually immaterial non-hazardous solid waste collection, transfer and disposal businesses during the year ended December 31, 2014. The total acquisition-related costs incurred for these acquisitions was $2,147.  These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income (Loss).

The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates.  The Company expects these acquired businesses to contribute towards the achievement of the Company’s strategy to expand through acquisitions. Goodwill acquired is attributable to the synergies and ancillary growth opportunities expected to arise after the Company’s acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the consideration transferred to acquire these businesses and the amounts of identifiable assets acquired and liabilities assumed at the acquisition date for acquisitions consummated in the years ended December 31, 2016, 2015 and 2014:

	2016 Acquisitions	2015 Acquisitions	2014 Acquisitions
Fair value of consideration transferred:
Cash	$17,131	$230,517	$126,181
Debt assumed	-	111,324	-
Notes issued to sellers	-	6,091	-
	17,131	347,932	126,181
Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	833	12,571	3,785
Prepaid expenses and other current assets	477	1,440	111
Property and equipment	4,735	208,363	140,412
Long-term franchise agreements and contracts	-	16,462	369
Indefinite-lived intangibles	-	1,256	-
Customer lists	8,508	12,504	9,420
Permits	-	37,071	-
Other long-term assets	261	2,738	-
Accounts payable and accrued liabilities	(2,867)	(9,337)	(1,749)
Deferred revenue	(659)	(5,056)	(427)
Contingent consideration	(977)	(815)	(42,538)
Other long-term liabilities	-	(19,998)	(1,980)
Deferred income taxes	-	(50,089)	-
Total identifiable net assets	10,311	207,110	107,403
Goodwill	$6,820	$140,822	$18,778

The 2016 acquisitions of 12 non-hazardous solid waste collection businesses resulted in goodwill acquired in 2016 totaling $6,820, which is expected to be deductible for tax purposes. Goodwill acquired in 2015 and 2014 totaling $40,863 and $18,778, respectively, is expected to be deductible for tax purposes.

The fair value of acquired working capital related to three individually immaterial acquisitions completed during the year ended December 31, 2016, is provisional pending receipt of information to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these three acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2016, was $1,316, of which $483 was expected to be uncollectible.  The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2015, was $13,037, of which $466 was expected to be uncollectible.  The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2014, was $3,981, of which $196 was expected to be uncollectible.  The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Pro Forma Results of Operations

The following pro forma results of operations assume that the Company’s acquisition of Progressive Waste and its other acquisitions that were collectively insignificant, occurring during the year ended December 31, 2016 and 2015, were acquired as of January 1, 2015 (unaudited):

	Years Ended December 31,
	2016	2015
Total revenue	$4,184,871	$4,115,433
Net income	350,228	8,643
Basic income per share	2.00	0.05
Diluted income per share	1.99	0.05

The unaudited pro forma results of operations do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2015, nor are they necessarily indicative of future operating results. The above unaudited pro forma financial information includes adjustments to acquisition expenses incurred by the Company and the acquired businesses, severance payments to employees terminated as a result of the acquisitions, equity-based compensation expenses incurred as a result of accelerated vesting resulting from the Progressive Waste acquisition, interest expense on new and refinanced debt attributable to the acquisitions, expenses associated with Progressive Waste interest rate swaps resulting from its credit facility being terminated, depreciation expense on acquired property and equipment, amortization of identifiable intangible assets acquired, depletion expense on acquired landfills and provision for income taxes.

4.	ASSETS HELD FOR SALE

As of December 31, 2016, certain assets and liabilities associated with our Southern and Eastern segments met the held for sale criteria. These markets were acquired in the Progressive Waste acquisition and have characteristics that are not consistent with our operating strategy. The assets held for sale have been recognized at the lower of cost or fair value less costs to sell, which resulted in recording an estimated loss on disposal of $14,902 in the year ended December 31, 2016. The expected consideration will include cash and non-monetary assets – consisting of a solid waste collection business and long-term contracts to deliver disposal volumes to our landfills.

Our assets and liabilities held for sale as of December 31, 2016 are comprised of the following:

Current assets held for sale:
Cash and equivalents	$42
Accounts receivable	5,726
Other current assets	571
$6,339
Long-term assets held for sale:
Property and equipment	$33,624
Goodwill	244
Other assets	121
$33,989
Current liabilities held for sale:
Accounts payable	$1,320
Accrued liabilities	1,811
Deferred revenue	252
$3,383

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

5.	INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2016:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$428,783	$(86,552)	$-	$342,231
Customer lists	371,203	(131,525)	-	239,678
Permits and other	290,823	(21,966)	-	268,857
	1,090,809	(240,043)	-	850,766
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	152,761	-	-	152,761
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,507)	21,348
	254,899	-	(38,507)	216,392
Intangible assets, exclusive of goodwill	$1,345,708	$(240,043)	$(38,507)	$1,067,158

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the year ended December 31, 2016 was 15.5 years. The weighted-average amortization period of customer lists acquired during the year ended December 31, 2016 was 11.5 years.  The weighted-average amortization period of finite-lived permits and other acquired during the year ended December 31, 2016 was 20.0 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2015:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$210,384	$(60,205)	$-	$150,179
Customer lists	173,855	(96,941)	-	76,914
Permits and other	81,240	(13,587)	-	67,653
	465,479	(170,733)	-	294,746
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	152,761	-	-	152,761
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,351)	21,504
	254,899	-	(38,351)	216,548
Intangible assets, exclusive of goodwill	$720,378	$(170,733)	$(38,351)	$511,294

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2017	$94,503
For the year ending December 31, 2018	$89,135
For the year ending December 31, 2019	$80,015
For the year ending December 31, 2020	$72,439
For the year ending December 31, 2021	$64,441

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2016	2015
Landfill site costs	$3,483,699	$2,379,535
Rolling stock	1,297,469	754,662
Land, buildings and improvements	768,432	433,230
Containers	532,477	323,953
Machinery and equipment	516,491	377,488
Construction in progress	35,038	9,861
	6,633,606	4,278,729
Less accumulated depreciation and depletion	(1,895,551)	(1,540,441)
	$4,738,055	$2,738,288

The Company’s landfill depletion expense, recorded in Depreciation in the Consolidated Statements of Net Income (Loss), for the years ended December 31, 2016, 2015 and 2014, was $143,940, $82,369 and $84,308, respectively.

As of December 31, 2016, certain assets and liabilities associated with our Southern and Eastern segments met the held for sale criteria. As a result, property and equipment totaling $33,624, net of accumulated depreciation, have been reclassified to long-term assets held for sale on the accompanying Consolidated Balance Sheets at December 31, 2016. See Note 4 for additional discussion.

7.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2016	2015
Insurance claims	$108,530	$44,934
Payroll and payroll-related	74,173	41,332
Interest payable	12,677	12,974
Unrealized cash flow hedge losses	6,518	11,124
Share-based compensation plan liability – current portion	3,955	-
Cell processing reserve - current portion	3,932	5,566
Environmental remediation reserve - current portion	2,316	2,328
Other	57,301	17,760
	$269,402	$136,018

As of December 31, 2016, certain assets and liabilities associated with our Southern and Eastern segments met the held for sale criteria. As a result, accrued liabilities totaling $1,811 have been reclassified to current liabilities held for sale on the accompanying Consolidated Balance Sheets at December 31, 2016. See Note 4 for additional discussion.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

8.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2016	2015
Revolver under Credit Agreement	$310,582	$-
Term loan under Credit Agreement	1,637,500	-
Revolver under prior credit agreement	-	390,000
Term loan under prior credit agreement	-	800,000
2016 Notes	-	100,000
2018 Notes	50,000	50,000
2019 Notes	175,000	175,000
2021 Notes	100,000	100,000
New 2021 Notes	150,000	-
2022 Notes	125,000	125,000
2023 Notes	200,000	-
2025 Notes	375,000	375,000
2026 Notes	400,000	-
Tax-exempt bonds	95,430	31,430
Notes payable to sellers and other third parties, bearing interest at 3.00% to 24.81%, principal and interest payments due periodically with due dates ranging from 2017 to 2036 (a)	14,180	10,855
	3,632,692	2,157,285
Less – current portion	(1,650)	(2,127)
Less – debt issuance costs	(14,282)	(8,031)
	$3,616,760	$2,147,127

(a) Interest rates represent the interest rates incurred at December 31, 2016.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

New Credit Agreement

As described above, on June 1, 2016, the Company entered into the Credit Agreement, which has a scheduled maturity date of June 1, 2021.

Summary details of indebtedness under the Credit Agreement at December 31, 2016 are as follows:

Revolver under Credit Agreement
Available	$1,004,451
Letters of credit outstanding	$247,467
Total amount drawn, as follows:	$310,582
Amount drawn – Canadian prime rate loan	$7,448
Interest rate applicable - Canadian prime rate loan	2.95%
Interest rate margin – Canadian prime rate loan	0.25%
Amount drawn – Canadian bankers’ acceptance (“BA”) loan	$303,134
Interest rate applicable – Canadian BA loan	2.13%
Interest rate acceptance fee – Canadian BA loan	1.20%
Commitment – rate applicable	0.15%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$1,637,500
Interest rate applicable – U.S. based LIBOR loan	1.97%
Interest rate margin – U.S. based LIBOR loan	1.20%

Pursuant to the terms and conditions of the Credit Agreement, the Lenders have committed to provide a $3,200,000 credit facility to the Company, consisting of (i) revolving advances up to an aggregate principal amount of $1,562,500 at any one time outstanding, and (ii) a term loan in an aggregate principal amount of $1,637,500, which term loan was fully drawn at closing. As part of the aggregate commitments under the revolving advances, the Credit Agreement provides for letters of credit to be issued at the request of the Company in an aggregate amount not to exceed $500,000 and for swing line loans to be issued at the request of the Company in an aggregate amount not to exceed the lesser of $75,000 and the aggregate commitments under the revolving advances. This swing line sublimit is part of, and not in addition to, the aggregate commitments under the revolving advances. In addition, certain existing letters of credit in place under the Prior Credit Agreements are continued and now deemed issued under and governed by the terms of the Credit Agreement. Subject to certain specified conditions and additional deliveries, the Company has the option to request increases in the aggregate commitments for revolving advances and one or more additional term loans, provided that (i) the aggregate principal amount of such requests does not exceed $500,000 and (ii) the aggregate principal amount of commitments and term loans under the credit facility does not exceed $3,700,000. The Company has $6,543 of debt issuance costs related to the Credit Agreement recorded in Other assets, net in the Consolidated Balance Sheets at December 31, 2016, which are being amortized through the maturity date, or June 1, 2021.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The borrowings under the Credit Agreement are unsecured. Proceeds from the borrowings under the Credit Agreement may be used on a go forward basis (i) to finance acquisitions permitted under the Credit Agreement, and (ii) for capital expenditures, working capital, letters of credit, and general corporate purposes.

The Credit Agreement contains customary representations, warranties, covenants and events of default, including, among others, a change of control event of default and limitations on the incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and burdensome agreements. During the continuance of an event of default, the Lenders may take a number of actions, including, among others, declaring the entire amount then outstanding under the Credit Agreement to be due and payable. The Credit Agreement contains cross-defaults for certain events or conditions that could result in certain of the Company’s material indebtedness becoming due before the scheduled time, which material indebtedness would include the principal amounts currently outstanding under the 2016 NPA and the 2008 NPA. The Credit Agreement includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) (i) Consolidated Total Funded Debt (as defined in the Credit Agreement) as of such date less (ii) the sum of cash and cash equivalents of the Company and its subsidiaries on a dollar-for-dollar basis as of such date in excess of $50,000 up to a maximum of $200,000 (such that the maximum amount of reduction pursuant to this calculation does not exceed $150,000) to (b) Consolidated EBITDA (as defined in the Credit Agreement), measured for the preceding 12 months (the “Leverage Ratio”), to not more than 3.50 to 1.00 (or 3.75 to 1.00 during material acquisition periods, subject to certain limitations). The Credit Agreement also includes a financial covenant requiring the ratio of Consolidated EBIT (as defined in the Credit Agreement) to Consolidated Total Interest Expense (as defined in the Credit Agreement), in each case, measured for the preceding 12 months, (the “Interest Coverage Ratio”) to be not less than 2.75 to 1.00. As of December 31, 2016, the Company was in compliance with all applicable covenants in the Credit Agreement.

2015 Old Waste Connections Credit Agreement

The 2015 Old Waste Connections Credit Agreement provided revolving advances up to an aggregate principal amount of $1,200,000 at any one time outstanding (the “revolver”), a term loan in an aggregate principal amount of $800,000 (the “term loan”) and letters of credit to be issued at the request of Old Waste Connections in an aggregate amount not to exceed $250,000. As of December 31, 2015, $800,000 under the term loan and $390,000 under the revolver were outstanding under the 2015 Old Waste Connections Credit Agreement, exclusive of outstanding standby letters of credit of $78,373. As of December 31, 2015 and through the date of termination of the 2015 Old Waste Connections Credit Agreement on June 1, 2016, Old Waste Connections was in compliance with all applicable covenants.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

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

The 2016 Senior Notes are subject to representations, warranties, covenants and events of default customary for a private placement of senior unsecured notes.  Upon the occurrence of an event of default, payment of the 2016 Senior Notes may be accelerated by the holders of the 2016 Senior Notes.  The 2016 Senior Notes may also be prepaid by the Company at any time at par plus a make whole amount determined by the amount of the excess, if any, to the discounted value of the remaining scheduled payments with respect to the called principal of such 2016 Senior Notes minus the amount of such called principal, provided that the make whole shall in no event be less than zero. The discounted value is determined using market-based discount rates. In addition, the Company will be required to offer to prepay the 2016 Senior Notes upon certain changes in control. The 2016 NPA also contemplates certain offers of prepayments for specified tax reasons or certain noteholder sanctions events. The 2016 NPA contains cross-defaults for certain events or conditions that could result in certain of the Company’s material indebtedness becoming due before the scheduled time, which material indebtedness would include the principal amounts currently outstanding under the Credit Agreement and the 2008 NPA. The 2016 NPA requires that the Company comply with the specified quarterly leverage ratio and interest coverage ratio, in each case, as of the last day of each fiscal quarter. The required leverage ratio cannot exceed 3.75 to 1.00. The required interest coverage ratio must not be less than 2.75 to 1.00. As of December 31, 2016, the Company was in compliance with all applicable covenants in the 2016 NPA.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

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

Pursuant to the terms and conditions of the Assumed 2008 NPA, the Company has $825,000 of outstanding senior unsecured notes (the “2008 Notes”) at December 31, 2016 consisting of (i) $175,000 of 5.25% senior notes due 2019 (the “2019 Notes”), (ii) $50,000 of 4.00% senior notes due 2018 (the “2018 Notes”), (iii) $100,000 of 4.64% senior notes due 2021 (the “2021 Notes”), (iv) $125,000 of 3.09% senior notes due 2022 (the “2022 Notes”) and (v) $375,000 of 3.41% senior notes due 2025 (the “2025 Notes”), in each case, that were sold previously in a private placement.

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

The 2008 Notes are subject to representations, warranties, covenants and events of default customary for a private placement of senior unsecured notes.  Upon the occurrence of an event of default, payment of the 2008 Notes may be accelerated by the holders of the 2008 Notes.  The 2008 Notes may also be prepaid by the Company at any time at par plus a make whole amount determined in respect of the remaining scheduled payments on the 2008 Notes, using a market-based discount rate.  In addition, the Company will be required to offer to prepay the 2008 Notes upon certain changes in control; however, no such prepayment offer was accepted in connection with the Progressive Waste acquisition. The Assumed 2008 NPA also contemplates certain offers of prepayments for specified tax reasons or certain noteholder sanctions events. The Assumed 2008 NPA contains cross-defaults for certain events or conditions that could result in certain of the Company’s material indebtedness becoming due before the scheduled time, which material indebtedness would include the principal amounts currently outstanding under the Credit Agreement and the 2016 NPA. The Assumed 2008 NPA requires that the Company comply with the specified quarterly leverage ratio and interest coverage ratio, in each case, as of the last day of each fiscal quarter. The required leverage ratio cannot exceed 3.75 to 1.00. The required interest coverage ratio must not be less than 2.75 to 1.00. As of December 31, 2016, the Company was in compliance with all applicable covenants in the Assumed 2008 NPA.

2016 Notes

Old Waste Connections fully redeemed the 2016 Notes on April 1, 2016, using borrowings under the 2015 Old Waste Connections Credit Agreement.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Tax-Exempt Bonds

As discussed above, the Company assumed $64,000 of tax-exempt bonds in the Progressive Waste acquisition which consisted of three industrial revenue bonds (“IRB”) including the Pennsylvania Economic Development Corporation IRB (“PA IRB Facility”), Mission Economic Development Corporation IRB (“TX IRB Facility”) and 2009 Seneca County Industrial Development Agency IRB (“2009 Seneca IRB Facility”). The Company’s tax-exempt bond financings are as follows:

	Type of Interest	Interest Rate on Bond at December 31,	Maturity Date of	Outstanding Balance at December 31,		Backed by Letter of Credit
Name of Bond	Rate	2016	Bond	2016	2015	(Amount)
West Valley Bond	Variable	0.80%	August 1, 2018	$15,500	$15,500	$15,678
LeMay Washington Bond	Variable	0.77	April 1, 2033	15,930	15,930	16,126
PA IRB Facility	Variable	0.78	November 1, 2028	35,000	-	35,336
TX IRB Facility	Variable	0.78	April 1, 2022	24,000	-	24,230
2009 Seneca IRB Facility	Variable	0.78	December 31, 2039	5,000	-	5,058
				$95,430	$31,430	$96,428

The variable-rate bonds are all remarketed weekly by a remarketing agent to effectively maintain a variable yield.  If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to the Company.  The Company obtained standby letters of credit, issued under its credit agreement, to guarantee repayment of the bonds in this event.  The Company classified these borrowings as long-term at December 31, 2016, because the borrowings were supported by standby letters of credit issued under the Company’s Credit Agreement.

As of December 31, 2016, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2017	$1,650
2018	67,149
2019	176,789
2020	1,383
2021	2,199,393
Thereafter	1,186,328
$3,632,692

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement.  These tiers include:  Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges.  The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts.  The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedges.  The assumptions used in preparing the DCF model include: (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contracts.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $2.61 to $2.78 at December 31, 2016 and from $2.21 to $2.64 at December 31, 2015.  The weighted average DOE index curve used in the DCF model was $2.75 and $2.43 at December 31, 2016 and 2015, respectively. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position.  The Company’s restricted assets are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf.  The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015, were as follows:

	Fair Value Measurement at December 31, 2016 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net asset position	$8,339	$-	$8,339	$-
Fuel hedge derivative instruments –net liability position	$(264)	$-	$-	$(264)
Restricted assets	$57,166	$-	$57,166	$-
Contingent consideration	$(51,826)	$-	$-	$(51,826)

	Fair Value Measurement at December 31, 2015 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(9,745)	$-	$(9,745)	$-
Fuel hedge derivative instruments – net asset position	$(9,900)	$-	$-	$(9,900)
Restricted assets	$46,148	$-	$46,148	$-
Contingent consideration	$(49,394)	$-	$-	$(49,394)

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the changes in the fair value for Level 3 derivatives for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Beginning balance	$(9,900)	$(1,979)
Realized losses included in earnings	5,832	3,217
Unrealized gains (losses) included in AOCL	3,804	(11,138)
Ending balance	$(264)	$(9,900)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Beginning balance	$49,394	$70,165
Contingent consideration recorded at acquisition date	20,389	815
Payment of contingent consideration recorded at acquisition date	(16,322)	(2,190)
Payment of contingent consideration recorded in earnings	(493)	-
Adjustments to contingent consideration	(2,623)	(22,180)
Interest accretion expense	1,481	2,784
Ending balance	$51,826	$49,394

10.	COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Leases

The Company leases certain facilities and certain equipment under non-cancelable operating leases for periods ranging from one to 45 years, with renewal options for certain leases.  The Company’s total rent expense under operating leases during the years ended December 31, 2016, 2015 and 2014, was $29,295, $26,858 and $27,466, respectively.

As of December 31, 2016, future minimum lease payments, by calendar year, are as follows:

2017	$26,820
2018	21,528
2019	17,238
2020	14,850
2021	12,280
Thereafter	69,436
$162,152

Financial Surety Bonds

The Company uses financial surety bonds for a variety of corporate guarantees.  The two largest uses of financial surety bonds are for municipal contract performance guarantees and asset closure and retirement requirements under certain environmental regulations. Environmental regulations require demonstrated financial assurance to meet final capping, closure and post-closure requirements for landfills.  In addition to surety bonds, these requirements may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted asset deposits.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At December 31, 2016 and 2015, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $589,270 and $353,828, respectively, to secure its asset closure and retirement requirements and $273,465 and $121,687, respectively, to secure performance under collection contracts and landfill operating agreements.

The Company owns a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure landfill final capping, closure and post-closure obligations for companies operating in the solid waste industry.  The Company accounts for this investment under the cost method of accounting.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment.  This investee company and the parent company of the investee have written financial surety bonds for the Company, of which $546,145 and $185,753 were outstanding as of December 31, 2016 and 2015, respectively.  The Company’s reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.

Unconditional Purchase Obligations

At December 31, 2016, the Company’s unconditional purchase obligations consist of multiple fixed-price fuel purchase contracts under which it has 22.3 million gallons remaining to be purchased for a total of $52,141.  These fuel purchase contracts expire on or before December 31, 2018.

As of December 31, 2016, future minimum purchase commitments, by calendar year, are as follows:

2017	$42,640
2018	9,501
$52,141

CONTINGENCIES

Environmental Risks

The Company expenses costs incurred to investigate and remediate environmental issues unless they extend the economic useful lives of the related assets. The Company records liabilities when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. The remediation reserves cover anticipated costs, including remediation of environmental damage that waste facilities may have caused to neighboring landowners or residents as a result of contamination of soil, groundwater or surface water, including damage resulting from conditions existing prior to the Company’s acquisition of such facilities. The Company’s estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. The Company does not discount remediation obligations. At December 31, 2016 and 2015, the current portion of remediation reserves was $2,316 and $2,328, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. At December 31, 2016 and 2015, the long-term portion of remediation reserves was $19,026 and $12,049, respectively, which is included in Other long-term liabilities in the Consolidated Balance Sheets. The 2015 long-term remediation reserve amount includes $11,301 of remediation reserves which the Company established after assuming certain remedial liabilities in the Rock River acquisition during the year ending December 31, 2015. Any substantial increase in the liabilities for remediation of environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Legal Proceedings

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of December 31, 2016, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

Lower Duwamish Waterway Superfund Site Allocation Process

The Company’s subsidiary, Northwest Container Services, Inc. (“NWCS”), has been named by the U.S. Environmental Protection Agency, Region 10 (the “EPA”) as a potentially responsible party (“PRP”), along with more than 100 others, under the Comprehensive Environmental Response, Compensation and Liability Act (also known as CERCLA or the “Superfund” law) with respect to the Lower Duwamish Waterway Superfund Site (the “LDW Site”).  Listed on the National Priorities List in 2001, the LDW Site is a five-mile stretch of the Duwamish River flowing into Elliott Bay in Seattle, Washington.  A group of PRPs known as the Lower Duwamish Working Group or the “LDWG” and consisting of the City of Seattle, King County, the Port of Seattle, and Boeing Company conducted a Remedial Investigation/Feasibility Study for the LDW Site.  On December 2, 2014, the EPA issued its Record of Decision (the “ROD”) describing the selected clean-up remedy, and therein estimated that clean-up costs (in present value dollars as of November 2014) should total about $342,000. However, it is possible that additional costs could be incurred based upon various factors. The EPA estimates that it will take seven years to implement the clean-up. The ROD also requires ten years of monitoring following the clean-up, and provides that if clean-up goals have not been met by the end of this period, then additional clean-up activities, at additional cost, may be required at that time.  Implementation of the clean-up will not begin until after the ongoing Early Action Area (“EAA”) clean-ups have been completed.  Typically, costs for monitoring may be in addition to those expended for the clean-up. While three of the EAA clean-ups have been completed to date, some work remains to be done on three other EAAs. Implementation of the clean-up also must await additional baseline sampling throughout the LDW Site and the preparation of a remedial design for performing the clean-up.

On April 27, 2016, the LDWG entered into a third amendment of its Administrative Order on Consent with the EPA (the “AOC 3”) in which it agreed to perform the additional baseline sediment sampling and certain technical studies needed to prepare the actual remedial design. On November 9, 2016, the EPA and the Washington State Department of Ecology (“Ecology”) conducted a public stakeholder meeting regarding the LDW Site. During the public stakeholder meeting, the EPA provided an overview of the AOC 3 pre-remedial design work and the progress of the on-going work on the EAA cleanups. At the meeting, both the EPA and Ecology estimated that the pre-design studies being performed pursuant to the AOC 3 would not be completed until the end of 2019. The next EPA stakeholder meeting is scheduled for June 14, 2017, at which time it is anticipated that more current information on the status of the cleanups will be available.

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

On August 16, 2016, the EPA sent individual letters to each of the PRPs at the LDW Site, including NWCS, stating that it expects to initiate negotiations with all PRPs in early 2018 relating to a Remedial Design/Remedial Action (“RD/RA”) Consent Decree. An RD/RA Consent Decree provides for the cleanup of the entire site and is often referred to as a “global settlement.” In the letter the EPA explained this schedule, noting that it expected the pre-remedial design work under the AOC 3 to be completed by the beginning of 2018, and also that it understood that several PRPs are participating in a neutral allocation which the EPA is hopeful will be completed by early 2018. The EPA encouraged the PRPs to complete the allocation on a schedule consistent with the EPA’s intended negotiation schedule, adding that it expects to initiate the RD/RA negotiations on schedule regardless of the status of the allocation. The Company cannot provide assurance that the EPA’s schedule can be met. NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs, its specific allocation, nor the likelihood of the parties then negotiating a global settlement with the EPA. Thus, NWCS cannot reasonably determine the likelihood of any outcome in this matter, including its potential liability.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Under CERCLA, certain Federal, State and Indian Tribe officials are designated as natural resource trustees and have responsibility for ensuring the restoration of injured natural resources.  On February 11, 2016, NWCS received a letter (the “Letter”) from the United States Department of Commerce, National Oceanic and Atmospheric Administration (“NOAA”), describing certain investigatory activities conducted by the Elliott Bay Trustee Council (the “Council”).  The Council consists of all of the natural resources trustees for the LDW Site as well as two nearby Superfund sites, the Harbor Island site and the Lockheed West site.  The members of the Council include the United States, on behalf of the U.S. National Oceanic and Atmospheric Administration and the U.S. Department of the Interior, the Washington State Department of Ecology and the Suquamish and Muckleshoot Indian Tribes (together, the “Trustees”).  The Letter appears to allege that NWCS may be a potentially liable party that allegedly contributed to the release of hazardous substances that have injured natural resources at the LDW Site.  Damages to natural resources are in addition to clean-up costs. The Letter, versions of which NWCS believes were sent to all or a group of the PRPs at the LDW Site, also notified its recipients of their opportunity to participate in the Trustees’ development of an Assessment Plan and the performance of a Natural Resources Damages Assessment (“NRDA”) in accordance with the Assessment Plan for both the LDW Site and the east and west waterways of the Harbor Island site.  NWCS timely responded with correspondence to the NOAA Office of General Counsel, dated March 9, 2016, in which it declined the invitation at that time.  NWCS does not know how other PRPs responded to the Letter, and has not received any further communication from NOAA or the Trustees.  The Trustees have not responded to NWCS’ letter and NWCS is not aware of any further action by the Trustees with respect to the Assessment Plan and NRDA. At this point, the Company is not able to determine the likelihood or amount of an assessment of natural resource damages against NWCS in connection with this matter.

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

Collective Bargaining Agreements

Fourteen of the Company’s collective bargaining agreements have expired or are set to expire in 2017.  The Company does not expect any significant disruption in its overall business in 2017 as a result of labor negotiations, employee strikes or organizational efforts.

11.	SHAREHOLDERS' EQUITY

Cash Dividend

Old Waste Connections authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2016, New Waste Connections announced that its Board of Directors increased its regular quarterly cash dividend by $0.035, from $0.145 to $0.18 per share. Cash dividends of $92,547, $65,990 and $58,906 were paid during the years ended December 31, 2016, 2015 and 2014, respectively.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

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

For the year ended December 31, 2016, the Company did not repurchase any common shares pursuant to the NCIB or other share repurchase programs. For the years ended December 31, 2015 and 2014, Old Waste Connections repurchased 1,962,989 and 167,100 shares of common stock at an aggregate cost of $91,165 and $7,317, respectively.

Common Shares

Shares of Old Waste Connections common stock were converted into common shares of New Waste Connections, which do not have a stated par value; therefore, the portion of additional paid-in capital representing the amount of common shares issued above par for Old Waste Connections has been reclassified into common shares of New Waste Connections. The Company is authorized to issue an unlimited number of common shares, and uses reserved but unissued common shares to satisfy its obligations under its equity-based compensation plans. As of December 31, 2016, the Company has reserved the following common shares for issuance:

For outstanding RSUs, PSUs, DSUs and warrants	1,481,645
For future grants under the 2016 Incentive Award Plan	4,972,614
6,454,259

Common Shares Held in Trust

Common shares held in trust consist of shares of New Waste Connections held in a trust that were acquired by Progressive Waste prior to June 1, 2016 for the benefit of its U.S. and Canadian employees participating in certain share-based compensation plans. A total of 490,112 common shares were held in the trust on June 1, 2016 when it was acquired by the Company in the Progressive Waste acquisition. Common shares held in trust are classified as treasury shares in the Company’s Consolidated Balance Sheets. The Company will sell shares out of the trust as employees exercise restricted share units, which will be settled with cash, under the Progressive Waste share-based compensation plans that were continued by the Company. During the period of June 1, 2016 to December 31, 2016, the Company sold 265,183 common shares held in the trust as a result of employees exercising cash-settled restricted share units.

Special Shares

The Company is authorized to issue an unlimited number of special shares.  Holders of special shares are entitled to one vote in matters of the Company for each special share held.  The special shares carry no right to receive dividends or to receive the remaining property or assets of the Company upon dissolution or wind-up.  At December 31, 2016, no special shares were issued.

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares, issuable in series.  Each series of preferred shares issued shall have rights, privileges, restrictions and conditions as determined by the Board of Directors prior to their issuance.  Preferred shareholders are not entitled to vote, but take preference over the common shareholders rights in the remaining property and assets of the Company in the event of dissolution or wind-up.  At December 31, 2016, no preferred shares were issued.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Restricted Share Units, Performance-Based Restricted Share Units, Share Options and Share Purchase Warrants

As a result of the Progressive Waste acquisition, each Old Waste Connections restricted stock unit award, deferred restricted stock unit award and warrant outstanding immediately prior to the Progressive Waste acquisition was automatically converted into a restricted share unit award, deferred restricted share unit award or warrant, as applicable, relating to an equal number of common shares of New Waste Connections, on the same terms and conditions as were applicable immediately prior to the Progressive Waste acquisition under such Old Waste Connections equity award. Such conversion of Old Waste Connections equity awards was approved by the Company’s shareholders at its shareholder meeting as part of the shareholders’ approval of the Progressive Waste acquisition. At its meeting on June 1, 2016, the Company’s Board of Directors approved the assumption by the Company of the Old Waste Connections 2014 Incentive Plan Award (the “2014 Plan”), the Old Waste Connections Third Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”), and the Old Waste Connections Consultant Incentive Plan (the “Consultant Plan,” and, together with the 2014 Plan and the 2004 Plan, the “Assumed Old Waste Connections Plans”) for the purposes of administering the Assumed Old Waste Connections Plans and the awards issued thereunder. No additional awards will be made under any of the Assumed Old Waste Connections Plans. Upon the vesting, expiration, exercise in accordance with their terms or other settlement of all of the awards made pursuant to an Assumed Old Waste Connections Plan, such Assumed Old Waste Connections Plan shall automatically terminate.

Participation in the 2004 Plan was limited to employees, officers, directors and consultants.  Restricted share units (“RSUs”) granted under the 2004 Plan generally vest in installments pursuant to a vesting schedule set forth in each agreement.  Old Waste Connections’ Board of Directors authorized the granting of awards under the 2004 Plan, and determined the employees and consultants to whom such awards were to be granted, the number of shares subject to each award, and the exercise price, term, vesting schedule and other terms and conditions of each award.  RSU awards granted under the plan did not require any cash payment from the participant to whom an award was made.  No grants have been made under the 2004 Plan since May 16, 2014 pursuant to the approval by Old Waste Connections’ stockholders of the 2014 Plan on such date.

The 2014 Plan also authorized the granting of RSUs, as well as performance awards payable in the form of the Company’s common shares or cash, including equity awards and incentive cash bonuses that may have been intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”).  Participation in the 2014 Plan was limited to employees and consultants of the Company and its subsidiaries and non-employee directors. The 2014 Plan is administered by the Company’s Board of Directors with respect to awards to non-employee directors and by its Compensation Committee with respect to other participants, each of which may delegate its duties and responsibilities to committees of the Company’s directors and/or officers, subject to certain limitations (collectively, the “administrator”).

RSUs granted under the 2014 Plan generally vest in installments pursuant to a vesting schedule set forth in each award agreement.  RSU awards under the 2014 plan do not require any cash payment from the participant to whom an award was made.  The vesting of performance awards, including performance-based restricted share units (“PSUs”), was dependent on one or more performance criteria determined by the administrator on a specific date or dates or over any period or periods determined by the administrator.

On June 1, 2016, the Company’s Board of Directors adopted the 2016 Incentive Award Plan (the “2016 Plan”), which was approved by Progressive Waste’s shareholders on May 26, 2016. The 2016 Plan is administered by the Company’s Compensation Committee and provides that the aggregate number of common shares which may be issued from treasury pursuant to awards made under the 2016 Plan is 5,000,000 common shares. Awards under the 2016 Plan may be made to employees, consultants and non-employee directors and may be made in the form of options, warrants, restricted shares, restricted share units, performance awards (which may be paid in cash, common shares, or a combination thereof), dividend equivalent awards (representing a right of the holder thereof to receive the equivalent value (which may be paid in cash or common shares) of dividends paid on common shares), and share payments (a payment in the form of common shares or an option or other right to purchase common shares as part of a bonus, defined compensation or other arrangement). Directors, but not employees or consultants, are also eligible to receive deferred share units, which represent the right to receive a cash payment or its equivalent in common shares (or a combination of cash and common shares), or which may at the time of grant be expressly limited to settlement only in cash and not in common shares.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Restricted Share Units

A summary of the Company’s RSU activity is presented below:

	Years Ended December 31,
	2016	2015	2014
Restricted share units granted	304,149	332,782	504,255
Weighted average grant-date fair value of restricted share units granted	$57.57	$45.13	$42.54
Total fair value of restricted share units granted	$17,510	$15,019	$21,449
Restricted share units becoming free of restrictions	431,174	478,686	563,117
Weighted average restriction period (in years)	3.9	3.9	3.9

A summary of activity related to RSUs during the year ended December 31, 2016, is presented below:

	Unvested Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2015	1,007,301	$39.74
Granted	304,149	57.57
Forfeited	(45,642)	48.42
Vested and Issued	(403,812)	37.87
Vested and Deferred	(27,362)	32.92
Outstanding at December 31, 2016	834,634	42.11

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose.  At the end of the deferral periods, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At December 31, 2016, 2015 and 2014, the Company had 243,796, 256,191 and 223,752 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of the Company’s PSU activity is presented below:

	Years Ended December 31,
	2016	2015	2014
PSUs granted	147,644	238,690	54,723
Weighted average grant-date fair value of PSUs granted	$56.75	$44.96	$42.33
Total fair value of PSUs granted	$8,379	$10,732	$2,316
PSUs becoming free of restrictions	122,960	-	-
Weighted average restriction period (in years)	4.0	3.8	2.8

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A summary of activity related to PSUs during the year ended December 31, 2016, is presented below:

	Unvested Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2015	293,413	$44.47
Granted	147,644	56.75
Forfeited	(33,335)	43.66
Vested and Issued	(122,960)	44.20
Outstanding at December 31, 2016	284,762	51.11

During the years ended December 31, 2015 and 2014, Old Waste Connections’ Compensation Committee granted PSUs to the Company’s executive officers and non-executive officers with three-year performance-based metrics that the Company had been required to meet before those awards were earned. However, as a result of the Progressive Waste acquisition, the Company’s Board of Directors accelerated the vesting of these PSUs at the target performance level, other than those PSUs held by Messrs. Mittelstaedt and Bouck, which were terminated.

During the year ended December 31, 2016, Old Waste Connections’ Compensation Committee granted PSUs to the Company’s executive officers and non-executive officers with a one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period.  During the year ended December 31, 2015, Old Waste Connections’ Compensation Committee also granted PSUs to the Company’s executive officers and non-executive officers with a one-year performance-based metric that the Company was required to meet before those awards were earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period.  The Compensation Committee determines the achievement of performance results and corresponding vesting of PSUs for each performance period.

Deferred Share Units

The Company granted 524 deferred share units (“DSUs”) under its 2016 Plan that remained outstanding at December 31, 2016.

Share Purchase Warrants

The Company has outstanding share purchase warrants issued under the Consultant Plan, which expired in 2012, as well as outstanding share purchase warrants issued under the 2014 Plan and the 2016 Plan. Warrants to purchase the Company’s common shares were issued to certain consultants to the Company.  Warrants issued were fully vested and exercisable at the date of grant.  Warrants outstanding at December 31, 2016, expire between 2017 and 2021.

A summary of warrant activity during the year ended December 31, 2016, is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2015	197,783	$45.85
Granted	10,444	67.00
Forfeited	(55,474)	39.91
Exercised	(34,824)	38.05
Outstanding at December 31, 2016	117,929	52.82

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes information about warrants outstanding as of December 31, 2016 and 2015:

	Warrants		Fair Value of Warrants	Outstanding at December 31,
Grant Date	Issued	Exercise Price	Issued	2016	2015
Throughout 2011	9,324	$27.53 to $33.14	79	-	6,226
Throughout 2012	71,978	$30.52 to $33.03	628	6,625	49,975
Throughout 2014	50,403	$45.62 to $49.06	276	14,365	50,403
Throughout 2015	91,179	$42.45 to $54.48	1,333	86,495	91,179
Throughout 2016	10,444	$63.33 to $77.33	189	10,444	-
				117,929	197,783

Restricted Share Units - Progressive Waste Plans

The Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting of restricted share units (“RSUs”). A summary of activity related to Progressive Waste RSUs during the year ended December 31, 2016, is presented below:

Outstanding at June 1, 2016 (acquisition date)	490,112
Cash settled	(265,183)
Outstanding at December 31, 2016	224,929

A summary of vesting activity related to Progressive Waste RSUs during the year ended December 31, 2016, is presented below:

Vested at June 1, 2016 (acquisition date)	418,242
Vested due to acceleration	25,972
Vested over remaining service period	14,757
Cash settled	(265,183)
Vested at December 31, 2016	193,788

During the period from June 1, 2016 to December 31, 2016, 25,972 Progressive Waste RSUs vested as a result of plan provisions requiring accelerated vesting to employees due to a change in control followed by termination of employment. No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016. During the period from June 1, 2016 to December 31, 2016, 9,621 Progressive Waste RSUs were forfeited and will be redistributed to other remaining active participants.

Performance-Based Restricted Share Units - Progressive Waste Plans

The Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for cash settlement only to employees upon vesting of performance-based restricted share units (“PSUs”) based on achieving target results. A summary of activity related to Progressive Waste PSUs during the year ended December 31, 2016, is presented below:

Outstanding at June 1, 2016 (acquisition date)	206,856
Cash settled, net of notional dividend	(144,862)
Outstanding at December 31, 2016	61,994

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A summary of vesting activity related to Progressive Waste PSUs during the year ended December 31, 2016, is presented below:

Vested at June 1, 2016 (acquisition date)	38,409
Vested due to acceleration	75,282
Vested over remaining service period	54,989
Cash settled, net of notional dividend	(144,862)
Vested at December 31, 2016	23,818

During the period from June 1, 2016 to December 31, 2016, 75,282 Progressive Waste PSUs vested as a result of plan provisions requiring accelerated vesting to employees due to a change in control followed by termination of employment. No PSUs under the Progressive Waste share-based compensation plans were granted or forfeited subsequent to June 1, 2016.

Share Based Options – Progressive Waste Plans

The Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting of share based options. A summary of activity related to Progressive Waste share based options during the year ended December 31, 2016, is presented below:

Outstanding at June 1, 2016 (acquisition date)	456,110
Cash settled	(7,432)
Outstanding at December 31, 2016	448,678

A summary of vesting activity related to Progressive Waste share based options during the year ended December 31, 2016, is presented below:

Vested at June 1, 2016 (acquisition date)	325,045
Vested due to acceleration	63,475
Vested over remaining service period	19,844
Cash settled	(7,432)
Vested at December 31, 2016	400,932

During the period from June 1, 2016 to December 31, 2016, 63,475 Progressive Waste share based options vested as a result of plan provisions requiring accelerated vesting to employees due to a change in control followed by termination of employment. No share based options under the Progressive Waste share-based compensation plans were granted or forfeited subsequent to June 1, 2016.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

12.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting.  The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2016, 2015 and 2014, are as follows:

	Year Ended December 31, 2016
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$6,654	$(1,715)	$4,939
Fuel hedge amounts reclassified into cost of operations	5,832	(2,225)	3,607
Changes in fair value of interest rate swaps	11,431	(2,239)	9,192
Changes in fair value of fuel hedges	3,804	(1,441)	2,363
Foreign currency translation adjustment	(50,931)	-	(50,931)
	$(23,210)	$(7,620)	$(30,830)

	Year Ended December 31, 2015
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$5,093	$(1,938)	$3,155
Fuel hedge amounts reclassified into cost of operations	3,217	(1,224)	1,993
Changes in fair value of interest rate swaps	(7,746)	2,926	(4,820)
Changes in fair value of fuel hedges	(11,138)	4,232	(6,906)
	$(10,574)	$3,996	$(6,578)

	Year Ended December 31, 2014
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$4,581	$(1,757)	$2,824
Fuel hedge amounts reclassified into cost of operations	(823)	316	(507)
Changes in fair value of interest rate swaps	(6,448)	2,478	(3,970)
Changes in fair value of fuel hedges	(3,355)	1,284	(2,071)
	$(6,045)	$2,321	$(3,724)

A rollforward of the amounts included in AOCL, net of taxes, is as follows:

	Fuel Hedges	Interest Rate Swaps	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(1,221)	$(4,372)	$-	$(5,593)
Amounts reclassified into earnings	1,993	3,155	-	5,148
Changes in fair value	(6,906)	(4,820)	-	(11,726)
Balance at December 31, 2015	(6,134)	(6,037)	-	(12,171)
Amounts reclassified into earnings	3,607	4,939	-	8,546
Changes in fair value	2,363	9,192	-	11,555
Foreign currency translation adjustment	-	-	(50,931)	(50,931)
Balance at December 31, 2016	$(164)	$8,094	$(50,931)	$(43,001)

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

13.	INCOME TAXES

The Company’s operations are conducted through its various subsidiaries in countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned. For the year ended December 31, 2016, Waste Connections, Inc. is the public parent corporation organized under the laws of Ontario, Canada. For the years ended December 31, 2015 and December 31, 2014, Waste Connections US, Inc. (f/k/a Waste Connections, Inc.), a Delaware corporation, was the public parent corporation.

Income (loss) before provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2016	2015	2014
U.S.	$243,955	$(126,286)	$385,662
Non – U.S.	117,410	-	-
Income (loss) before income taxes	$361,365	$(126,286)	$385,662

The provision (benefit) for income taxes for the years ended December 31, 2016, 2015 and 2014, consists of the following:

	Years Ended December 31,
	2016	2015	2014
Current:
U.S. Federal	$46,735	$86,053	$103,332
State	14,692	14,809	17,972
Non – U.S.	10,307	-	-
	71,734	100,862	121,304
Deferred:
U.S. Federal	47,403	(117,549)	27,646
State	3,536	(14,905)	3,385
Non – U.S.	(8,629)	-	-
	42,310	(132,454)	31,031
Provision (benefit) for income taxes	$114,044	$(31,592)	$152,335

We are organized under the laws of Ontario, Canada; however, since the proportion of U.S. revenues, assets, operating income and associated tax provisions is significantly greater than any other single taxing jurisdiction within the worldwide group, the reconciliation of the differences between the Company’s income tax provision (benefit) as presented in the accompanying Consolidated Statements of Net Income (Loss) and income tax provision (benefit) computed at the federal statutory rate is presented on the basis of the U.S. federal statutory income tax rate of 35% as opposed to the Canadian statutory rate of approximately 27% to provide a more meaningful insight into those differences and provide greater comparability to prior years. The items shown in the following table are a percentage of pre-tax income (loss):

	Years Ended December 31,
	2016	2015	2014
U.S. federal statutory rate	35.0%	(35.0)%	35.0%
State taxes, net of federal benefit	3.9	(0.3)	3.8
Deferred income tax liability adjustments	0.6	(3.1)	0.3
Effect of international operations	(10.9)	-	-
Progressive Waste acquisition	2.3	-	-
Goodwill impairment	-	12.3	-
Other	0.7	1.1	0.4
	31.6%	(25.0)%	39.5%

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The comparability of the Company’s income tax provision (benefit) for the reported periods has been affected by variations in its income (loss) before income taxes.

During the year ended December 31, 2016, the effects of international operations are primarily due to the Company’s non-U.S. income being taxed at rates substantially lower than the U.S. federal statutory rate, as well as a portion of the Company’s income from internal financing that is either untaxed or taxed at rates substantially lower than the U.S. federal statutory rate. Additionally, non-deductible expenses incurred in connection with the Progressive Waste acquisition resulted in an increase to tax expense of $9,048. During the year ended December 31, 2015, the Deferred income tax liability adjustments, due primarily to changes in the geographical apportionment of the Company’s state income taxes associated with the impairment of a portion of the goodwill, indefinite-lived intangible assets and property and equipment within its E&P segment, resulted in an increase to tax benefit of $3,869. Additionally, a portion of the aforementioned goodwill impairment within the Company’s E&P segment that was not deductible for tax purposes resulted in a decrease to federal tax benefit of $15,546. During the year ended December 31, 2014, the Deferred income tax liability adjustments, due primarily to the enactment of New York State’s 2014-2015 Budget Act, resulted in an increase to tax expense of $1,220.

The significant components of deferred income tax assets and liabilities, reduced by valuation allowances as applicable, as of December 31, 2016 and 2015 are presented below. The increases in 2016 are primarily due to the Progressive Waste acquisition.

	2016	2015
Deferred income tax assets:
Accrued expenses	$68,706	$37,465
Compensation	28,994	16,924
Interest rate and fuel hedges	-	7,475
Contingent liabilities	20,653	17,636
Finance costs	10,374	-
Tax credits and loss carryforwards	43,596	-
Other	10,022	9,648
Gross deferred income tax assets	182,345	89,148
Less: Valuation allowance	(14,567)	-
Net deferred income tax assets	167,778	89,148

Deferred income tax liabilities:
Goodwill and other intangibles	(383,205)	(158,093)
Property and equipment	(460,878)	(288,953)
Landfill closure/post-closure	(87,006)	(37,185)
Prepaid expenses	(13,244)	(7,683)
Interest rate and fuel hedges	(2,109)	-
Total deferred income tax liabilities	(946,442)	(491,914)
Net deferred income tax liability	$(778,664)	$(402,766)

We have $32,157 of U.S. federal tax loss carryforwards as of December 31, 2016. The utilization of these carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal income tax laws. These carryforwards begin to expire in 2028. In addition, we have $14,269 of Canadian tax loss carryforwards with a 20-year carryforward period as well as various state tax losses with carryforward periods up to 20 years. We have $14,567 of foreign tax credits in the U.S. which have a full valuation allowance, as sufficient uncertainty exists regarding the future realization of these credits.

The excess tax benefit associated with equity-based compensation of $5,196, $2,069 and $7,518 for the years ended December 31, 2016, 2015 and 2014, respectively, was recorded in additional paid-in capital.

The Company and its subsidiaries are subject to U.S. federal and Canadian income tax, which are our principle operating jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2012, except for the Progressive Waste U.S. federal income tax jurisdiction, which remains open for years subsequent to 2007. Additionally, the Company has concluded all Canadian income tax matters for years through 2009.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company did not have any unrecognized tax benefits recorded at December 31, 2016, 2015 or 2014. The Company does not anticipate the total amount of unrecognized tax benefits will significantly change by December 31, 2017. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

As of December 31, 2016, the Company had undistributed earnings of approximately $1,600,000 for which income taxes have not been provided for. The Company intends to continue to reinvest these earnings for the foreseeable future. It is not practical to estimate the additional tax that may become payable upon the eventual repatriation of these earnings to Canada; however, repatriation of these earnings could result in a material increase to the Company’s effective tax rate. As a result of the Progressive Waste acquisition, the Company continues to actively analyze cumulative earnings and profits in all jurisdictions.

14.	SEGMENT REPORTING

The Company’s revenues are generated from the collection, transfer, recycling and disposal of non-hazardous solid waste and the treatment, recovery and disposal of non-hazardous E&P waste.  No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

The Company manages its operations through five geographic operating segments and its E&P segment, which includes the majority of the Company’s E&P waste treatment and disposal operations. The Company’s five geographic operating segments and its E&P segment comprise the Company’s reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  In June 2016, as a result of the Progressive Waste acquisition, described in Note 3, the Company formed two new geographic operating segments, Canada and Southern, and realigned its reporting structure at its existing Central and Eastern segments. The Company’s segment realignment consisted of the transfer of certain operations in Texas and Louisiana from its Central segment to its Southern segment and the transfer of certain operations in Tennessee, Mississippi and Alabama from its Eastern segment to its Southern segment. The Progressive Waste acquisition did not impact the Company’s Western or E&P segments. The segment information presented herein reflects the realignment of these districts.

Under the current orientation, the Company’s Southern segment services customers located in Alabama, Arkansas, Florida, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; the Company’s Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, eastern Tennessee, Vermont, Virginia, Wisconsin and the District of Columbia; the Company’s Canada segment services customers located in the provinces of Alberta, British Columbia, Manitoba, Ontario and Québec; and the Company’s Central segment services customers located in Arizona, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming.  The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

The Company’s Chief Operating Decision Maker evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA. The Company defines segment EBITDA as earnings before interest, taxes, depreciation, amortization, impairments and other operating items, other income (expense) and foreign currency transaction gain (loss).  Segment EBITDA is not a measure of operating income, operating performance or liquidity under generally accepted accounting principles and may not be comparable to similarly titled measures reported by other companies.  The Company’s management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.  A reconciliation of segment EBITDA to Income before income tax provision is included at the end of this Note 14.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2016, 2015 and 2014, is shown in the following tables:

Year Ended December 31, 2016	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Total Assets(e)
Southern	$809,926	$(96,545)	$713,381	$163,320	$99,323	$64,624	$2,869,841
Western	1,051,637	(116,318)	935,319	315,708	89,198	86,200	1,516,870
Eastern	751,410	(114,758)	636,652	193,361	91,336	82,434	1,541,854
Canada	466,458	(58,597)	407,861	149,305	68,640	20,424	2,532,046
Central	634,393	(72,852)	561,541	208,930	70,027	71,888	1,302,900
E&P	132,504	(11,395)	121,109	32,479	41,215	10,178	1,068,086
Corporate(a), (d)	-	-	-	(119,215)	4,173	8,975	361,505
	$3,846,328	$(470,465)	$3,375,863	$943,888	$463,912	$344,723	$11,193,102

Year Ended December 31, 2015	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Total Assets(e)
Southern	$168,855	$(23,566)	$145,289	$35,718	$19,959	$20,779	$259,046
Western	984,283	(103,890)	880,393	290,937	83,073	82,118	1,498,296
Eastern	451,469	(75,313)	376,156	119,668	52,132	44,299	1,062,761
Central	559,801	(59,590)	500,211	184,006	64,072	57,163	1,070,505
E&P	226,782	(11,544)	215,238	70,132	47,339	31,632	1,115,234
Corporate(a), (d)	-	-	-	1,933	2,859	2,842	115,956
	$2,391,190	$(273,903)	$2,117,287	$702,394	$269,434	$238,833	$5,121,798

Year Ended December 31, 2014	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Total Assets(e)
Southern	$158,480	$(22,950)	$135,530	$32,539	$17,487	$32,033	$249,437
Western	920,116	(96,194)	823,922	258,126	79,907	65,227	1,482,474
Eastern	411,106	(68,768)	342,338	104,224	47,269	50,252	740,015
Central	532,415	(56,538)	475,877	175,935	57,902	55,481	1,050,436
E&P	316,401	(14,902)	301,499	147,914	52,805	36,726	1,610,133
Corporate(a), (d)	-	-	-	(7,434)	2,574	1,558	112,772
	$2,338,518	$(259,352)	$2,079,166	$711,304	$257,944	$241,277	$5,245,267

(a)  Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.  Amounts reflected are net of allocations to the six operating segments. For the year ended December 31, 2016, amounts also include costs associated with the Progressive Waste acquisition.

(b)  Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments.  Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(c)  For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in Note 1.

(d)  Corporate assets include cash, net deferred tax assets, debt issuance costs, equity investments, and corporate facility leasehold improvements and equipment.

(e)  Goodwill is included within total assets for each of the Company’s six operating segments.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table shows changes in goodwill during the years ended December 31, 2015 and 2016, by reportable segment:

	Southern	Western	Eastern	Canada	Central	E&P	Total
Balance as of December 31, 2014	$-	$372,915	$392,423	$-	$460,381	$468,070	$1,693,789
Goodwill transferred (a)	92,531	-	(39,705)	-	(52,826)	-	-
Goodwill acquired	3,179	905	106,814	-	8,865	21,059	140,822
Impairment loss	-	-	-	-	-	(411,786)	(411,786)
Balance as of December 31, 2015	95,710	373,820	459,532	-	416,420	77,343	1,422,825
Goodwill acquired	1,378,879	2,717	79,116	1,502,850	51,504	-	3,015,066
Impairment loss related to assets held for sale	(4,566)	-	(5,244)	-	-	-	(9,810)
Goodwill reclassified as assets held for sale	-	-	(244)	-	-	-	(244)
Impact of changes in foreign currency	-	-	-	(37,576)	-	-	(37,576)
Balance as of December 31, 2016	$1,470,023	$376,537	$533,160	$1,465,274	$467,924	$77,343	$4,390,261

(a)  In June 2016, as a result of the Progressive Waste acquisition, described in Note 3, the Company realigned its reporting structure and changed its three geographic operating segments (Western, Central and Eastern) to five geographic operating segments (Southern, Western, Eastern, Canada and Central). Additionally, the Company realigned certain of the Company’s districts between operating segments. This realignment resulted in the reallocation of goodwill among its segments, which is reflected in the “Goodwill transferred” line item.

Property and equipment, net relating to operations in the United States and Canada are as follows:

	December 31,
	2016	2015
United States	$4,020,703	$2,738,288
Canada	717,352	-
Total	$4,738,055	$2,738,288

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income (loss) before income tax provision in the Consolidated Statements of Net Income (Loss) is as follows:

	Years ended December 31,
	2016	2015	2014
Southern segment EBITDA	$163,320	$35,718	$32,539
Western segment EBITDA	315,708	290,937	258,126
Eastern segment EBITDA	193,361	119,668	104,224
Canada segment EBITDA	149,305	-	-
Central segment EBITDA	208,930	184,006	175,935
E&P segment EBITDA	32,479	70,132	147,914
Subtotal reportable segments	1,063,103	700,461	718,738
Unallocated corporate overhead	(119,215)	1,933	(7,434)
Depreciation	(393,600)	(240,357)	(230,944)
Amortization of intangibles	(70,312)	(29,077)	(27,000)
Impairments and other operating items	(27,678)	(494,492)	(4,091)
Interest expense	(92,709)	(64,236)	(64,674)
Other income (expense), net	655	(518)	1,067
Foreign currency transaction gain	1,121	-	-
Income (loss) before income tax provision	$361,365	$(126,286)	$385,662

The following tables reflect a breakdown of the Company’s revenue and inter-company eliminations for the periods indicated:

	Year Ended December 31, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$2,359,813	$(7,766)	$2,352,047	69.7%
Solid waste disposal and transfer	1,155,410	(443,022)	712,388	21.1
Solid waste recycling	92,456	(6,941)	85,515	2.5
E&P waste treatment, recovery and disposal	132,286	(12,086)	120,200	3.6
Intermodal and other	106,363	(650)	105,713	3.1
Total	$3,846,328	$(470,465)	$3,375,863	100.0%

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Year Ended December 31, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$1,378,679	$(4,623)	$1,374,056	64.9%
Solid waste disposal and transfer	670,369	(255,200)	415,169	19.6
Solid waste recycling	47,292	(924)	46,368	2.2
E&P waste treatment, recovery and disposal	228,529	(13,156)	215,373	10.2
Intermodal and other	66,321	-	66,321	3.1
Total	$2,391,190	$(273,903)	$2,117,287	100.0%

	Year Ended December 31, 2014
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$1,289,906	$(3,593)	$1,286,313	61.9%
Solid waste disposal and transfer	617,161	(235,851)	381,310	18.3
Solid waste recycling	58,226	(2,118)	56,108	2.7
E&P waste treatment, recovery and disposal	326,934	(16,862)	310,072	14.9
Intermodal and other	46,291	(928)	45,363	2.2
Total	$2,338,518	$(259,352)	$2,079,166	100.0%

15.	NET INCOME (LOSS) PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share attributable to the Company’s shareholders for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss) attributable to Waste Connections for basic and diluted earnings per share	$246,540	$(95,764)	$232,525
Denominator:
Basic shares outstanding	153,550,008	123,491,931	124,215,346
Dilutive effect of options and warrants	35,119	-	90,334
Dilutive effect of restricted share units	469,204	-	481,741
Diluted shares outstanding	154,054,331	123,491,931	124,787,421

16.	EMPLOYEE BENEFIT PLANS

Retirement Savings Plans: Waste Connections and certain of its subsidiaries have voluntary retirement savings plans in Canada (the “RSPs”). RSPs are available to all eligible Canadian employees of Waste Connections and its subsidiaries. For eligible Canadian employees, Waste Connections and its subsidiaries make a contribution to a deferred profit sharing plan of 3% of the employee’s eligible compensation, subject to certain limitations imposed by the Canadian Income Tax Act.

Certain of Waste Connections’ subsidiaries also have voluntary savings and investment plans in the U.S. (the “401(k) Plans”). The 401(k) Plans are available to all eligible U.S. employees of Waste Connections and its subsidiaries. Waste Connections and its subsidiaries make matching contributions under the 401(k) Plans of 50% to 100% of every dollar of a participating employee’s pre-tax contributions until the employee’s contributions equal from 3% to 6% of the employee’s eligible compensation, subject to certain limitations imposed by the U.S. Internal Revenue Code.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Total employer expenses, including employer contributions and employer matching contributions, for the RSPs and 401(k) Plans were $10,420, $4,702 and $4,765, respectively, during the years ended December 31, 2016, 2015 and 2014.  These amounts include matching contributions Waste Connections made under the Deferred Compensation Plan, described below.

Multiemployer Pension Plans: The Company also participates in six “multiemployer” pension plans. The Company does not administer these multiemployer plans. In general, these plans are managed by the trustees, with the unions appointing certain trustees, and other contributing employers of the plan appointing certain others. The Company is generally not represented on the board of trustees.  The Company makes periodic contributions to these plans pursuant to its collective bargaining agreements.  The Company’s participation in multiemployer pension plans is summarized as follows:

Plan Name	EIN/Pension Plan Number/ Registration Number	Pension Protection Act Zone Status (a)			Company Contributions			Expiration Date of Collective Bargaining Agreement
		2016	2015	FIP/RP Status (a),(b)	2016	2015	2014
Western Conference of Teamsters Pension Trust	91-6145047 - 001	Green	Green	Not applicable	$3,420	$4,314	$3,852	6/30/16 to 12/31/19
Locals 302 & 612 of the IOUE - Employers Construction Industry Retirement Plan	91-6028571 - 001	Green	Green	Not applicable	252	242	226	9/30/19
International Union of Operating Engineers Pension Trust	85512-1	Green	N/A	Not applicable	120	-	-	3/31/2017 to 3/31/2021
Multi-Sector Pension Plan	1085653	Green	N/A	Not applicable	112	-	-	3/31/2016
Local 813 Pension Trust Fund	13-1975659 - 001	Critical	N/A	Implemented	86	-	-	11/30/2019
Midwest Operating Engineers Pension Plan	36 - 6140097 - 001	Yellow	Yellow	Implemented	11	-	-	10/31/2020
					$4,001	$4,556	$4,078

(a)	The most recent Pension Protection Act zone status available in 2016 and 2015 is for the plans’ years ended December 31, 2015 and 2014, respectively.
(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented.
(c)	A multiemployer defined benefit pension plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter, until certain conditions are met. The Company was not required to pay a surcharge to these plans during the years ended December 31, 2016 and 2015.

The status is based on information that the Company received from the pension plans and is certified by the pension plans’ actuary. Plans with “green” status are at least 80% funded. The Company’s contributions to each individual multiemployer pension plan represent less than 5% of total contributions to such plan. Under current law regarding multiemployer benefit plans, a plan’s termination, the Company’s voluntary withdrawal, or the withdrawal of all contributing employers from any under-funded multiemployer pension plan would require the Company to make payments to the plan for its proportionate share of the multiemployer plan’s unfunded vested liabilities. The Company could have adjustments to its estimates for these matters in the near term that could have a material effect on its consolidated financial condition, results of operations or cash flows.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Deferred Compensation Plan: Effective for compensation paid on and after July 1, 2004, Old Waste Connections established a Deferred Compensation Plan for eligible employees, which was amended and restated effective January 1, 2008, January 1, 2010, September 22, 2011 and December 1, 2014, and as further amended on July 6, 2016 (as amended to date, the “Deferred Compensation Plan”).  The Deferred Compensation Plan was assumed by the Company on June 1, 2016. The Deferred Compensation Plan is a non-qualified deferred compensation program under which the eligible participants, including officers and certain employees who meet a minimum salary threshold, may voluntarily elect to defer up to 80% of their base salaries and up to 100% of their bonuses, commissions and restricted share unit grants.  Effective as of December 1, 2014, Old Waste Connections’ Board of Directors determined to discontinue the option to allow eligible participants to defer restricted share unit grants pursuant to the Deferred Compensation Plan. Members of the Company’s Board of Directors are eligible to participate in the Deferred Compensation Plan with respect to their director fees. Although the Company periodically contributes the amount of its obligation under the plan to a trust for the benefit of the participants, the amounts of any compensation deferred under the Deferred Compensation Plan constitute an unsecured obligation of the Company to pay the participants in the future and, as such, are subject to the claims of other creditors in the event of insolvency proceedings.  Participants may elect certain future distribution dates on which all or a portion of their accounts will be paid to them, including in the case of a change in control of the Company.  Their accounts will be distributed to them in cash, except for amounts credited with respect to deferred restricted share unit grants, which will be distributed in the Company’s common shares pursuant to the 2014 Plan or the 2004 Plan.  In addition to the amount of participants’ contributions, the Company will pay participants an amount reflecting a deemed return based on the returns of various mutual funds or measurement funds selected by the participants, except in the case of restricted share units that were deferred, which will be credited to their accounts as Company common shares.  The measurement funds are used only to determine the amount of return the Company pays to participants and participant funds are not actually invested in the measurement fund, nor are any Company common shares acquired under the Deferred Compensation Plan.  During each of the three years ended December 31, 2016, 2015 and 2014, the Company also made matching contributions to the Deferred Compensation Plan of 50% of every dollar of a participating employee’s pre-tax eligible contributions until the employee’s contributions equaled 6% of the employee’s eligible compensation, less the amount of any match the Company made on behalf of the employee under the Waste Connections 401(k) Plan, and subject to certain deferral limitations imposed by the U.S. Internal Revenue Code on 401(k) plans, except that the Company’s matching contributions under the Deferred Compensation Plan were 100% vested when made.  The Company’s total liability for deferred compensation at December 31, 2016 and 2015 was $21,051 and $19,387, respectively, which was recorded in Other long-term liabilities in the Consolidated Balance Sheets.

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company’s unaudited consolidated quarterly results of operations for 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$514,680	$727,639	$1,084,922	$1,048,622
Operating income	90,979	63,495	158,666	139,157
Net income	45,017	27,720	88,881	85,703
Net income attributable to Waste Connections	44,842	27,489	88,617	85,592
Basic income per common share attributable to Waste Connections’ common shareholders	0.37	0.20	0.51	0.49
Diluted income per common share attributable to Waste Connections’ common shareholders	0.36	0.20	0.50	0.49

As described in Note 3, the financial statements presented herein are the historical financial statements of Old Waste Connections with the inclusion of the results of operations from the acquired Progressive Waste operations commencing on June 1, 2016.  During the first quarter of 2016, the Company incurred $8,521 of direct acquisition costs associated with the Progressive Waste acquisition. During the second quarter of 2016, the Company incurred $23,037 of direct acquisition costs associated with the Progressive Waste acquisition, $19,402 of severance-related expenses payable to personnel of Progressive Waste, $14,322 from the Company paying excise taxes levied on the unvested or vested and undistributed equity-compensation holdings of Old Waste Connections’ corporate officers resulting from the Progressive Waste acquisition and $8,022 of share-based compensation expenses related to awards granted to employees of Progressive Waste prior to June 1, 2016 for which vesting was accelerated due to plan provisions regarding a change in control followed by termination of employment. During the third quarter of 2016, the Company incurred $4,827 of severance-related expenses payable to personnel of Progressive Waste and $5,300 of incentive compensation expenses to certain of our executive officers and key employees related to the achievement of defined synergy goals realized by New Waste Connections from the Progressive Waste acquisition. During the fourth quarter of 2016, the Company incurred $6,498 of incentive compensation expenses related to the aforementioned achievement of defined synergy goals realized by New Waste Connections from the Progressive Waste acquisition.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the Company’s unaudited consolidated quarterly results of operations for 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$506,100	$531,312	$547,938	$531,937
Operating income (loss)	101,865	110,024	(375,152)	101,730
Net income (loss)	52,081	57,641	(256,805)	52,388
Net income (loss) attributable to Waste Connections	51,824	57,360	(257,009)	52,061
Basic income (loss) per common share attributable to Waste Connections’ common shareholders	0.42	0.46	(2.08)	0.42
Diluted income (loss) per common share attributable to Waste Connections’ common shareholders	0.42	0.46	(2.08)	0.42

During the third quarter of 2015, the Company recorded impairment charges of $411,786 associated with goodwill and $38,300 associated with indefinite-lived intangible assets in its E&P segment. The Company also recorded impairment charges of $63,928 related to property and equipment at certain E&P operating locations during the third quarter of 2015. The aforementioned impairment charges were partially offset by $20,642 of adjustments recorded during the third quarter of 2015 to reduce the fair value of amounts payable under liability-classified contingent consideration arrangements associated with the acquisition of an E&P business in 2014.

18.	SUBSEQUENT EVENTS

On January 3, 2017, the Company announced that it acquired Groot Industries, Inc. (“Groot”). Groot is the largest privately-owned solid waste services company in Illinois with total annual revenue of approximately $200,000. Groot serves approximately 300,000 customers primarily in northern Illinois from a network of six collection operations, six transfer stations and two recycling facilities. The Company has not completed the allocation of the acquisition purchase price for Groot of the identifiable assets acquired and liabilities assumed.

On February 13, 2017, the Company entered into a First Supplement to Master Note Purchase Agreement with certain accredited institutional investors, pursuant to which the Company expects to issue and sell to the investors on April 20, 2017 $400,000 aggregate principal amount of senior unsecured notes consisting of (i) $150,000 of 3.24% series 2017A senior notes, tranche A due April 20, 2024 (the “2024 Notes”) and (ii) $250,000 of 3.49% series 2017A senior notes, tranche B due April 20, 2027 (the “2027 Notes”) (collectively, the “2017A Senior Notes”) in a private placement. The 2017A Senior Notes bear interest at fixed rates with interest payable in arrears semi-annually on the first day of October and April beginning on October 1, 2017, and on the respective maturity dates, until the principal thereunder becomes due and payable.

The 2017A Senior Notes are unsecured obligations and rank pari passu with obligations under the Credit Agreement, the 2016 Senior Notes and the 2008 Notes. The 2017A Senior Notes are subject to representations, warranties, covenants and events of default.  Upon the occurrence of an event of default, payment of the 2017A Senior Notes may be accelerated by the holders of the respective notes.  The 2017A Senior Notes may also be prepaid by the Company at any time at par plus a make-whole amount determined in respect of the remaining scheduled interest payments on the respective notes, using a discount rate of the then current market standard for United States treasury bills plus 0.50%.  In addition, the Company will be required to offer to prepay the 2017A Senior Notes upon certain changes in control.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company may issue additional series of senior unsecured notes pursuant to the terms and conditions of the 2016 NPA, provided that the purchasers of the outstanding notes, including the 2016 Senior Notes and 2017A Senior Notes, shall not have any obligation to purchase any additional notes issued pursuant to the 2016 NPA and the aggregate principal amount of the outstanding notes and any additional notes issued pursuant to the 2016 NPA shall not exceed $1,500,000. Upon the funding of the 2017A Senior Notes, the Company will have $1,150,000 of Notes outstanding under the 2016 NPA.

The Company intends to use the proceeds from the sale of the 2017A Senior Notes for general corporate purposes, including funding a portion of the purchase price for the acquisition of Groot described above.

On February 21, 2017, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.18 per Company common share.  The dividend will be paid on March 21, 2017, to shareholders of record on the close of business on March 7, 2017.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective, because of the material weakness in our internal control over financial reporting, as discussed below, that resulted in immaterial errors which were subsequently corrected.

Notwithstanding this material weakness in accounting for business combinations, our Chief Executive Officer and Chief Financial Officer have concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2016 and December 31, 2015 and the consolidated results of operations and cash flows for each of the three fiscal years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

Internal Control Over Financial Reporting

(a)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; (3) provide reasonable assurance that receipts and expenditures of ours are being made only in accordance with authorizations of our Management; and (4) provide reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or timely detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2016. In conducting our evaluation, we used the framework set forth in the report titled “Internal Control – Integrated Framework” (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2016, because of the material weakness described below.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over the valuation of certain assets in the application of the acquisition method of accounting for business combinations. Specifically, our review procedures over the development and application of inputs, assumptions, and calculations used in fair value measurements associated with business combinations did not operate at an appropriate level of precision commensurate with our financial reporting requirements. This control deficiency resulted in immaterial errors to goodwill, intangible assets, property, plant & equipment and deferred taxes on the balance sheets and associated depreciation and amortization expenses on the income statement relating to the Progressive Waste acquisition for the three and nine months ended September 30, 2016 and the three and six months ended June 30, 2016. The errors were corrected prior to the issuance of the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2016.

While these errors were determined not to be material to the consolidated financial statements, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency represents a material weakness.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report.

(b)	Remediation Plans

Our management, with oversight from our Audit Committee, is in the process of developing and implementing remediation plans in response to the identified material weakness described above. These plans include the implementation of additional controls and procedures to address the accounting and disclosures related to business combinations. These new controls and procedures will be tested as we apply the acquisition method of accounting for business combinations completed in 2017. Until the remediation steps set forth above have been tested by management and concluded to be operating effectively, the material weakness described above will continue to exist.

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth above in Part I under “Executive Officers of the Registrant” and in the paragraph below, the information required by Item 10 has been omitted from this Annual Report on Form 10-K, and is incorporated by reference to the sections “Election of Directors,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement and Management Information Circular for the 2017 Annual Meeting of Shareholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2016 fiscal year.

We have adopted a Code of Conduct and Ethics that applies to our officers, including our principal executive officer, principal financial officer, principal accounting officer and all other officers, directors and employees.  We have also adopted Corporate Governance Guidelines and Board Charter to promote the effective functioning of our Board of Directors and its committees, to promote the interests of shareholders and to ensure a common set of expectations concerning how the Board, its committees and management should perform their respective functions.  Our Code of Conduct and Ethics and our Corporate Governance Guidelines and Board Charter are available on our website at http://www.wasteconnections.com as are the charters of our Board’s Audit, Nominating and Corporate Governance and Compensation Committees.  Information on or that can be accessed through our website is not incorporated by reference to this Annual Report on Form 10-K.  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waiver from, a provision of our Code of Conduct and Ethics by posting such information on our website.

Shareholders may also obtain copies of the Corporate Governance documents discussed above by contacting our Secretary at 3 Waterway Square Place, Suite 110, The Woodlands, Texas 77380, or (832) 442-2200.

ITEM 11.        EXECUTIVE COMPENSATION

Information required by Item 11 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Executive Compensation” and “Corporate Governance and Board Matters” in our definitive Proxy Statement and Management Information Circular for the 2017 Annual Meeting of Shareholders.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by Item 12 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Principal Shareholders” and “Equity Compensation Plan Information” in our definitive Proxy Statement and Management Information Circular for the 2017 Annual Meeting of Shareholders.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” in our definitive Proxy Statement and Management Information Circular for the 2017 Annual Meeting of Shareholders.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the section “Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement and Management Information Circular for the 2017 Annual Meeting of Shareholders.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See Index to Consolidated Financial Statements on page 71. The following Financial Statement Schedule is filed herewith on page 137 and made a part of this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)	See Exhibit Index immediately following signature pages.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waste Connections, Inc.

	By:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
Date: February 27, 2017		Chief Executive Officer and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald J. Mittelstaedt and Worthing F. Jackman, jointly and severally, his or her true and lawful attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities to sign any amendments to this Annual Report on Form 10-K, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and the securities commissions or similar regulatory authorities in Canada, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald J. Mittelstaedt	Chief Executive Officer and Chairman
Ronald J. Mittelstaedt	(principal executive officer)	February 27, 2017

/s/ Worthing F. Jackman	Executive Vice President and Chief Financial Officer
Worthing F. Jackman	(principal financial officer)	February 27, 2017

/s/ David G. Eddie	Senior Vice President and Chief Accounting Officer
David G. Eddie	(principal accounting officer)	February 27, 2017

/s/ Robert H. Davis
Robert H. Davis	Director	February 27, 2017

/s/ Edward E. Guillet
Edward E. Guillet	Director	February 27, 2017

/s/ Michael W. Harlan
Michael W. Harlan	Director	February 27, 2017

/s/ Larry S. Hughes
Larry S. Hughes	Director	February 27, 2017

/s/ Susan Lee
Susan Lee	Director	February 27, 2017

/s/ William J. Razzouk
William J. Razzouk	Director	February 27, 2017

WASTE CONNECTIONS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2016, 2015 and 2014

(in thousands of U.S. dollars)

		Additions		Deductions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Write-offs, Net of Collections)	Balance at End of Year
Allowance for Doubtful Accounts:
Year Ended December 31, 2016	$7,738	$13,980	$-	$(8,558)	$13,160
Year Ended December 31, 2015	9,175	5,423	-	(6,860)	7,738
Year Ended December 31, 2014	7,348	8,043	-	(6,216)	9,175

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of January 18, 2016, by and among the Registrant (f.k.a. Progressive Waste Solutions Ltd.), Water Merger Sub LLC, and Waste Connections US, Inc. (f.k.a. Waste Connections, Inc.) (incorporated by reference to Exhibit 99.2 of the Registrant’s Form 6-K filed on January 20, 2016)

3.1	Articles of Amendment dated June 1, 2016 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 7, 2016)

3.2	Articles of Amalgamation dated June 1, 2016 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 7, 2016)

3.3	By-laws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed on June 7, 2016)

3.4	Form of Common Share Certificate (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 8-K filed on June 7, 2016)

4.1	Revolving Credit and Term Loan Agreement, dated as of June 1, 2016 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on June 7, 2016)

4.2	Master Note Purchase Agreement, dated as of June 1, 2016 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on June 7, 2016)

4.3	Master Note Purchase Agreement, dated July 15, 2008 (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on June 7, 2016)

4.4	Amendment No. 1 to Master Note Purchase Agreement, dated as of July 20, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on June 7, 2016)

4.5	First Supplement to Master Note Purchase Agreement, dated as of October 26, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Form 8-K filed on June 7, 2016)

4.6	Amendment No. 2 to Master Note Purchase Agreement, dated as of November 24, 2010 (incorporated by reference to Exhibit 4.6 of the Registrant’s Form 8-K filed on June 7, 2016)

4.7	Second Supplement to Master Note Purchase Agreement, dated as of April 1, 2011 (incorporated by reference to Exhibit 4.7 of the Registrant’s Form 8-K filed on June 7, 2016)

4.8	Amendment No. 3 to Master Note Purchase Agreement, dated as of October 12, 2011 (incorporated by reference to Exhibit 4.8 of the Registrant’s Form 8-K filed on June 7, 2016)

4.9	Amendment No. 4 to Master Note Purchase Agreement, dated August 9, 2013 (incorporated by reference to Exhibit 4.9 of the Registrant’s Form 8-K filed on June 7, 2016)

4.10	Amendment No. 5 to Master Note Purchase Agreement, dated February 20, 2015 (incorporated by reference to Exhibit 4.10 of the Registrant’s Form 8-K filed on June 7, 2016)

4.11	Third Supplement to Master Note Purchase Agreement, dated as of June 11, 2015 (incorporated by reference to Exhibit 4.11 of the Registrant’s Form 8-K filed on June 7, 2016)

4.12	Amendment No. 6 to Master Note Purchase Agreement, dated June 1, 2016 (incorporated by reference to Exhibit 4.12 of the Registrant’s Form 8-K filed on June 7, 2016)

Exhibit Number	Description of Exhibits

4.13	Assumption and Exchange Agreement, dated June 1, 2016 relating to the Master Note Purchase Agreement dated July 15, 2008 as amended and supplemented through and including June 1, 2016 and as further modified by the Assumption and Exchange Agreement (incorporated by reference to Exhibit 4.13 of the Registrant’s Form 8-K filed on June 7, 2016)

10.1 +	Separation Benefits Plan and Employment Agreement by and between Waste Connections US, Inc. and Ronald J. Mittelstaedt, effective February 13, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 7, 2016)

10.2 +	Amendment to Separation Benefits Plan and Employment Agreement between Waste Connections US, Inc. and Ronald J. Mittelstaedt (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on June 7, 2016)

10.3 +	First Amended and Restated Employment Agreement between Waste Connections US, Inc. and David G. Eddie, dated as of October 1, 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on June 7, 2016)

10.4 +	Employment Agreement between Waste Connections US, Inc. and James M. Little, dated as of September 13, 1999 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on June 7, 2016)

10.5 +	Form of Amendment to Employment Agreement between Waste Connections US, Inc. and James M. Little (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on June 7, 2016)

10.6 +	Employment Agreement between Waste Connections US, Inc. and Patrick J. Shea, dated as of February 1, 2008 (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on June 7, 2016)

10.7 +	Form of Amendment to Employment Agreement between Waste Connections US, Inc. and each of David G. Eddie, David M. Hall and Patrick J. Shea (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed on June 7, 2016)

10.8 +	Separation Benefits Plan, effective February 13, 2012 (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed on June 7, 2016)

10.9 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Steven F. Bouck, effective February 13, 2012 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on June 7, 2016)

10.10 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Worthing F. Jackman, effective February 13, 2012 (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on June 7, 2016)

10.11 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Darrell W. Chambliss, effective February 13, 2012 (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 8-K filed on June 7, 2016)

10.12 +	Form of Indemnification Agreement dated June 1, 2016, between Waste Connections, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 8-K filed on June 7, 2016)

10.13 +	Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.13 of the Registrant’s Form 8-K filed on June 7, 2016)

Exhibit Number	Description of Exhibits

10.14 +	Form of Restricted Share Unit Award Agreement (with One-Year Performance Period) under the Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 8-K filed on June 7, 2016)

10.15 +	Form of Performance-Based Restricted Share Unit Award Agreement (with Three-Year Performance Period) under the Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 8-K filed on June 7, 2016)

10.16 +	Form of Restricted Share Unit Agreement for Non-employee Directors under the Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.16 of the Registrant’s Form 8-K filed on June 7, 2016)

10.17 +	Form of Restricted Share Unit Agreement under the Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.17 of the Registrant’s Form 8-K filed on June 7, 2016)

10.18 +	Form of Warrant to Purchase Common Shares of Waste Connections, Inc. under the Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.18 of the Registrant’s Form 8-K filed on June 7, 2016)

10.19 +	Waste Connections US, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.20 of the Registrant’s Form 8-K filed on June 7, 2016)

10.20 +	Form of Grant Agreement for Restricted Stock Units under Waste Connections US, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.21 of the Registrant’s Form 8-K filed on June 7, 2016)

10.21 +	Form of Grant Agreement for Restricted Stock Units (with One-Year Performance Period) under the Waste Connections US, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.22 of the Registrant’s Form 8-K filed on June 7, 2016)

10.22 +	Form of Grant Agreement for Restricted Stock Units for Non-employee Directors under the Waste Connections US, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.23 of the Registrant’s Form 8-K filed on June 7, 2016)

10.23 +	Form of Warrant to Purchase Common Stock under the Waste Connections US, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.24 of the Registrant’s Form 8-K filed on June 7, 2016)

10.24 +	Waste Connections US, Inc. Third Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Form 8-K filed on June 7, 2016)

10.25 +	Waste Connections US, Inc. Consultant Incentive Plan (incorporated by reference to Exhibit 10.26 of the Registrant’s Form 8-K filed on June 7, 2016)

10.26 +	Waste Connections US, Inc. Nonqualified Deferred Compensation Plan, amended and restated as of December 1, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 5, 2016)

10.27 +	Amendment to the Waste Connections, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 22, 2016)

10.28 +	Waste Connections, Inc. Synergy Bonus Program (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 22, 2016)

Exhibit Number	Description of Exhibits

10.29 +	Waste Connections, Inc. Compensation Recoupment Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2016)

10.30 +	Form of Deferred Share Unit Agreement for Non-Employee Directors under the Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on October 31, 2016)

10.31 + *	First Amended and Restated Employment Agreement between the Registrant and David M. Hall, dated as of October 1, 2005

10.32 + *	Employment Agreement between the Registrant and Matthew Black, dated as of March 1, 2012

12.1 *	Statement regarding Computation of Ratios

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of Independent Registered Public Accounting Firm

24.1 *	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1 *	Certification of Chief Executive Officer

31.2 *	Certification of Chief Financial Officer

32.1 *	Certificate of Chief Executive Officer

32.2 *	Certificate of Chief Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan, contract or arrangement.