Form 10-Q
period 2017-03-31
Waste Connections, Inc.
filed 2017-05-01
CIK 1318220

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common shares: As of April 20, 2017: 175,755,237 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$268,469	$154,382
Accounts receivable, net of allowance for doubtful accounts of $12,007 and $13,160 at March 31, 2017 and December 31, 2016, respectively	486,413	485,138
Current assets held for sale	14,585	6,339
Prepaid expenses and other current assets	107,876	97,533
Total current assets	877,343	743,392

Property and equipment, net	4,721,669	4,738,055
Goodwill	4,529,645	4,390,261
Intangible assets, net	1,097,962	1,067,158
Restricted assets	59,193	63,406
Long-term assets held for sale	119,002	33,989
Other assets, net	64,618	67,664
	$11,469,432	$11,103,925
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$247,676	$251,253
Book overdraft	31,027	10,955
Accrued liabilities	260,603	269,402
Deferred revenue	139,017	134,081
Current portion of contingent consideration	27,562	21,453
Current liabilities held for sale	7,798	3,383
Current portion of long-term debt and notes payable	11,439	1,650
Total current liabilities	725,122	692,177

Long-term debt and notes payable	3,946,178	3,616,760
Long-term portion of contingent consideration	30,765	30,373
Long-term liabilities held for sale	449	-
Other long-term liabilities	301,038	331,074
Deferred income taxes	812,648	778,664
Total liabilities	5,816,200	5,449,048

Commitments and contingencies (Note 17)

Equity:
Common shares: 175,753,513 shares issued and 175,556,828 shares outstanding at March 31, 2017; 175,426,824 shares issued and 175,201,895 shares outstanding at December 31, 2016	4,179,123	4,174,808
Additional paid-in capital	96,745	102,220
Accumulated other comprehensive loss	(25,415)	(43,001)
Treasury shares: 196,685 and 224,929 shares at March 31, 2017 and December 31, 2016, respectively	-	-
Retained earnings	1,395,271	1,413,488
Total Waste Connections’ equity	5,645,724	5,647,515
Noncontrolling interest in subsidiaries	7,508	7,362
Total equity	5,653,232	5,654,877
	$11,469,432	$11,103,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three months ended March 31,
	2017	2016
Revenues	$1,091,266	$514,680
Operating expenses:
Cost of operations	643,380	287,192
Selling, general and administrative	129,051	67,682
Depreciation	125,240	60,897
Amortization of intangibles	25,510	7,694
Impairments and other operating items	141,681	236
Operating income	26,404	90,979

Interest expense	(29,131)	(17,184)
Other income, net	1,466	222
Foreign currency transaction loss	(590)	-
Income (loss) before income tax provision	(1,851)	74,017
Income tax (provision) benefit	16,871	(29,000)
Net income	15,020	45,017
Less: Net income attributable to noncontrolling interests	(146)	(175)
Net income attributable to Waste Connections	$14,874	$44,842
Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.08	$0.37
Diluted	$0.08	$0.36
Shares used in the per share calculations:
Basic	175,374,630	122,778,290
Diluted	175,935,482	123,450,584

Cash dividends per common share	$0.180	$0.145

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three months ended March 31,
	2017	2016
Net income	$15,020	$45,017

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	1,081	1,711
Fuel hedge amounts reclassified into cost of operations	964	1,801
Changes in fair value of interest rate swaps	1,027	(6,689)
Changes in fair value of fuel hedges	(3,224)	(1,305)
Foreign currency translation adjustment	17,434	-
Other comprehensive income (loss), before tax	17,282	(4,482)
Income tax (expense) benefit related to items of other comprehensive income (loss)	304	1,706
Other comprehensive income (loss), net of tax	17,586	(2,776)
Comprehensive income	32,606	42,241
Less: Comprehensive income attributable to noncontrolling interests	(146)	(175)
Comprehensive income attributable to Waste Connections	$32,460	$42,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED MARCH 31, 2017

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	Waste Connections’ Equity
	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Treasury Shares		Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Earnings	Interests	Total
Balances at December 31, 2016	175,201,895	$4,174,808	$102,220	$(43,001)	224,929	$-	$1,413,488	$7,362	$5,654,877
Sale of common shares held in trust	28,244	2,369	-	-	(28,244)	-	-	-	2,369
Vesting of restricted share units	351,786	-	-	-	-	-	-	-	-
Vesting of performance-based restricted share units	81,864	-	-	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	22,692	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of equity-based compensation	(162,956)	-	(13,030)	-	-	-	-	-	(13,030)
Equity-based compensation	-	-	7,555	-	-	-	-	-	7,555
Exercise of options and warrants	33,303	1,946	-	-	-	-	-	-	1,946
Cash dividends on common shares	-	-	-	-	-	-	(31,707)	-	(31,707)
Amounts reclassified into earnings, net of taxes	-	-	-	1,391	-	-	-	-	1,391
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(1,239)	-	-	-	-	(1,239)
Foreign currency translation adjustment	-	-	-	17,434	-	-	-	-	17,434
Cumulative effect adjustment from adoption of new accounting pronouncement	-	-	-	-	-	-	(1,384)	-	(1,384)
Net income	-	-	-	-	-	-	14,874	146	15,020
Balances at March 31, 2017	175,556,828	$4,179,123	$96,745	$(25,415)	196,685	$-	$1,395,271	$7,508	$5,653,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	Waste Connections’ Equity
	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balances at December 31, 2015	122,375,955	$1,224	$736,652	$(12,171)	$1,259,495	$6,584	$1,991,784
Vesting of restricted share units	395,856	4	(4)	-	-	-	-
Vesting of performance-based restricted share units	45,701	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	39,328	-	-	-	-	-	-
Tax withholdings related to net share settlements of restricted share units	(158,898)	(1)	(9,631)	-	-	-	(9,632)
Equity-based compensation	-	-	5,299	-	-	-	5,299
Exercise of warrants	19,785	-	-	-	-	-	-
Excess tax benefit associated with equity-based compensation	-	-	4,434	-	-	-	4,434
Cash dividends on common shares	-	-	-	-	(17,791)	-	(17,791)
Amounts reclassified into earnings, net of taxes	-	-	-	2,176	-	-	2,176
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(4,952)	-	-	(4,952)
Distributions to noncontrolling interests	-	-	-	-	-	(4)	(4)
Net income	-	-	-	-	44,842	175	45,017
Balances at March 31, 2016	122,717,727	$1,227	$736,750	$(14,947)	$1,286,546	$6,755	$2,016,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$15,020	$45,017
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	129,887	231
Depreciation	125,240	60,897
Amortization of intangibles	25,510	7,694
Foreign currency transaction loss	590	-
Deferred income taxes, net of acquisitions	(26,528)	17,473
Amortization of debt issuance costs	1,013	670
Share-based compensation	12,989	5,299
Interest income on restricted assets	(137)	(129)
Interest accretion	3,424	1,465
Excess tax benefit associated with equity-based compensation	-	(4,434)
Adjustments to contingent consideration	11,313	(75)
Payment of contingent consideration recorded in earnings	-	(33)
Net change in operating assets and liabilities, net of acquisitions	(10,844)	30,641
Net cash provided by operating activities	287,477	164,716

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(344,265)	(3,555)
Capital expenditures for property and equipment	(91,205)	(56,575)
Proceeds from disposal of assets	18,815	681
Change in restricted assets, net of interest income	4,446	260
Other	(650)	147
Net cash used in investing activities	(412,859)	(59,042)

Cash flows from financing activities:
Proceeds from long-term debt	436,086	115,000
Principal payments on notes payable and long-term debt	(170,374)	(197,024)
Payment of contingent consideration recorded at acquisition date	(5,290)	(2,217)
Change in book overdraft	20,047	(151)
Proceeds from option and warrant exercises	1,946	-
Excess tax benefit associated with equity-based compensation	-	4,434
Payments for cash dividends	(31,707)	(17,791)
Tax withholdings related to net share settlements of restricted share units	(13,030)	(9,632)
Distributions to noncontrolling interests	-	(4)
Debt issuance costs	(633)	-
Proceeds from sale of common shares held in trust	2,369	-
Net cash provided by (used in) financing activities	239,414	(107,385)

Effect of exchange rate changes on cash and equivalents	82	-

Net increase (decrease) in cash and equivalents	114,114	(1,711)
Cash and equivalents at beginning of period	154,382	10,974
Less: change in cash held for sale	(27)	-
Cash and equivalents at end of period	$268,469	$9,263

Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$146,537	$766
Non-cash consideration received for asset sales	$8,132	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.       BASIS OF PRESENTATION AND SUMMARY

On June 1, 2016, pursuant to the terms of the Agreement and Plan of Merger dated as of January 18, 2016 (the “Merger Agreement”), Water Merger Sub LLC (“Merger Sub”), a Delaware limited liability company and a wholly-owned subsidiary of Progressive Waste Solutions Ltd., merged with and into Waste Connections US, Inc. (f/k/a Waste Connections, Inc.), a Delaware corporation (“Old Waste Connections”) with Old Waste Connections continuing as the surviving corporation and an indirect wholly-owned subsidiary of Waste Connections, Inc. (f/k/a Progressive Waste Solutions Ltd.), a corporation organized under the laws of Ontario, Canada (the “Progressive Waste acquisition”). Following the closing of the transaction, Old Waste Connections’ common stock was delisted from the New York Stock Exchange (“NYSE”) and deregistered under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to the Merger Agreement, Old Waste Connections’ stockholders received common shares of Waste Connections, Inc. (f/k/a Progressive Waste Solutions Ltd.) in exchange for their shares of common stock of Old Waste Connections.

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

The accompanying condensed consolidated financial statements relating to Waste Connections, Inc. (f/k/a Progressive Waste Solutions Ltd., and together with its subsidiaries, “New Waste Connections,” “WCI” or the “Company”) are the historical financial statements of Old Waste Connections for the three month periods ended March 31, 2017 and 2016, with the inclusion on June 1, 2016 of the fair value of the assets and liabilities acquired from Progressive Waste and the inclusion of the results of operations from the acquired Progressive Waste operations commencing on June 1, 2016.  In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

2.       REPORTING CURRENCY

The functional currency of the Company, as the parent corporate entity, and its operating subsidiaries in the United States, is the U.S. dollar. The functional currency of the Company’s Canadian operations is the Canadian dollar. The reporting currency of the Company is the U.S. dollar.  The Company’s consolidated Canadian dollar financial position is translated to U.S. dollars by applying the foreign currency exchange rate in effect at the consolidated balance sheet date.  The Company’s consolidated Canadian dollar results of operations and cash flows are translated to U.S. dollars by applying the average foreign currency exchange rate in effect during the reporting period.  The resulting translation adjustments are included in other comprehensive income or loss.  Gains and losses from foreign currency transactions are included in earnings for the period.

3.       NEW ACCOUNTING STANDARDS

Revenue From Contracts With Customers. In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 for public entities, with early adoption permitted (but not earlier than the original effective date of the pronouncement). The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures, but based on its evaluation to date, the Company does not expect the adoption of this accounting standard to have a material impact on its financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued guidance that requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The new standard is effective in fiscal years beginning after December 15, 2016, including interim periods within those years. The Company adopted this guidance as of January 1, 2017, which resulted in the Company’s current deferred tax assets being recorded as noncurrent on a retrospective basis. The Company’s current deferred tax assets were $64,950 and $89,177 at March 31, 2017 and December 31, 2016, respectively.

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

Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued guidance that identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including classification of awards as either equity or liabilities, an option to recognize gross share compensation expense with actual forfeitures recognized as they occur, certain classifications on the statement of cash flows and income tax consequences, including that all income tax effects of awards are to be recognized in the income statement when the awards are settled whereas previously the tax benefits in excess of compensation cost were recorded in equity. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. As such, the Company adopted this standard on January 1, 2017 and classified the excess tax benefits associated with equity-based compensation arrangements, which were $6,719 during the three months ended March 31, 2017, as a discrete item within Income tax provision (benefit) on the Condensed Consolidated Statements of Net Income, rather than recognizing such excess income tax benefits in Additional Paid-In Capital on the Condensed Consolidated Statements of Equity. This reclassification was made on a prospective basis and also impacted the related classification on the Company’s Condensed Consolidated Statements of Cash Flows as excess tax benefits associated with equity-based compensation arrangements were previously reported in cash flows from operating activities and cash flows from financing activities. Under the new standard, excess tax benefits associated with equity-based compensation are only reported in cash flows from operating activities. Additionally, the Company now recognizes gross share compensation expense with actual forfeitures as they occur, which differs from the Company’s previous accounting policy to estimate forfeitures each period. Using the modified retrospective approach, the Company recorded a cumulative effect adjustment to Retained Earnings of $1,384 for the differential between the amount of compensation cost previously recorded and the amount that would have been recorded without assuming forfeitures.

Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In March 2016, the FASB issued guidance that clarifies the implementation of the new revenue standard on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The amendments have the same effective date and transition requirements as the new revenue standard, which is described above. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures, but based on its evaluation to date, the Company does not expect the adoption of this accounting standard to have a material impact on its financial statements.

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

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued guidance that simplifies the accounting for goodwill impairment.  The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  All other goodwill impairment guidance will remain largely unchanged.  The new standard will be applied prospectively, and is effective for public companies for their annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company early adopted this new guidance on January 1, 2017.  During the year ended December 31, 2016, the Company did not record any impairment charges related to goodwill; however, the results of the Company’s annual impairment testing indicated that the carrying value of its E&P segment exceeded its fair value by more than $77,343, which was the carrying value of goodwill at its E&P segment at December 31, 2016.  Upon adopting this accounting guidance in the first quarter of 2017, the Company performed an updated impairment test for its E&P segment which showed its carrying value continued to exceed its fair value by an amount in excess of the carrying amount of goodwill, or $77,343. Therefore, the Company recorded an impairment charge of $77,343, consisting of the carrying amount of goodwill at its E&P segment at January 1, 2017, to Impairments and other operating charges in the Condensed Consolidated Statements of Net Income during the three months ended March 31, 2017.

4.       RECLASSIFICATION

As disclosed within other footnotes of the financial statements, segment information and deferred tax amounts reported in the Company’s prior year have been reclassified to conform with the 2017 presentation.

5.       LANDFILL ACCOUNTING

At March 31, 2017, the Company owned or operated 68 municipal solid waste (“MSW”) landfills, 11 exploration and production (“E&P”) waste landfills, which only accept E&P waste, and 14 non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste. At March 31, 2017, the Company’s landfills consisted of 79 owned landfills, eight landfills operated under life-of-site operating agreements and six landfills operated under limited-term operating agreements.  The Company’s landfills had site costs with a net book value of $2,717,100 at March 31, 2017.  For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term.  Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of March 31, 2017, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 26 years.  As of March 31, 2017, the Company is seeking to expand permitted capacity at 16 of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 32 years, with lives ranging from approximately 1 to 196 years.

During the three months ended March 31, 2017 and 2016, the Company expensed $42,988 and $18,926, respectively, or an average of $4.55 and $3.65 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2017 and 2016 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects the Company’s long-term credit adjusted risk free rate as of the end of both 2016 and 2015.  The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2017 and 2016. The resulting final capping, closure and post-closure obligations are recorded on the condensed consolidated balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the three months ended March 31, 2017 and 2016, the Company expensed $2,866 and $1,061 respectively, or an average of $0.30 and $0.20 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2016 to March 31, 2017:

Final capping, closure and post-closure liability at December 31, 2016	$244,909
Adjustments to final capping, closure and post-closure liabilities	(26,569)
Liabilities incurred	3,639
Accretion expense associated with landfill obligations	2,866
Closure payments	(1,057)
Foreign currency translation adjustment	233
Final capping, closure and post-closure liability at March 31, 2017	$224,021

The Adjustments to final capping, closure and post-closure liabilities primarily consisted of decreases in estimated closure and post closure costs at several of our landfills, most notably our landfill at Seneca Meadows, and changes in engineering estimates related to timing of closure events and total site capacity. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At March 31, 2017 and December 31, 2016, $56,063 and $55,388 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The results of operations from the acquired Progressive Waste operations have been included in the Company’s Condensed Consolidated Financial Statements from June 1, 2016, the acquisition date.  Total revenues during the period from January 1, 2017 to March 31, 2017, generated from the operations acquired in the Progressive Waste acquisition and included within consolidated revenues, were $490,275. Total pre-tax earnings during the period from January 1, 2017 to March 31, 2017, generated from the operations acquired in the Progressive Waste acquisition and included within consolidated income before income taxes, were $15,422, and includes $64,350 of expenses recorded in Impairments and other operating items.

During the three months ended March 31, 2017, the Company recorded $11,313 to Impairments and other operating charges in the Condensed Consolidated Statements of Net Income to increase the fair value of an amount payable under a liability-classified contingent consideration arrangement from an acquisition closed in 2015 by Progressive Waste.

Other Acquisitions

In January 2017, the Company acquired Groot Industries, Inc. (“Groot”). Groot is the largest privately-owned solid waste services company in Illinois with total annual revenue of approximately $200,000. Groot serves approximately 300,000 customers primarily in northern Illinois from a network of seven collection operations, six transfer stations and one recycling facility.

In addition to the acquisition of Groot, the Company acquired four individually immaterial non-hazardous solid waste collection businesses during the three months ended March 31, 2017. The Company acquired four individually immaterial non-hazardous solid waste collection businesses during the three months ended March 31, 2016.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the consideration transferred and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the three months ended March 31, 2017 and 2016:

	2017 Acquisitions	2016 Acquisitions
Fair value of consideration transferred:
Cash	$344,265	$3,555
Debt assumed	56,957	-
Notes issued to sellers	13,460	-
	414,682	3,555

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	12,998	-
Prepaid expenses and other current assets	2,305	-
Property and equipment	138,831	1,079
Long-term franchise agreements and contracts	31,700	-
Customer lists	15,794	1,476
Other intangibles	27,261	-
Accounts payable and accrued liabilities	(13,345)	-
Deferred revenue	(3,176)	(383)
Contingent consideration	(15)	(220)
Other long-term liabilities	-	(163)
Deferred income taxes	(59,584)	-
Total identifiable net assets	152,769	1,789
Goodwill	$261,913	$1,766

The acquisitions of five non-hazardous solid waste collection, transfer and recycling businesses resulted in goodwill acquired during the three months ended March 31, 2017, totaling $10,297, which is expected to be deductible for tax purposes.  Goodwill acquired during the three months ended March 31, 2016, totaling $1,766, is expected to be deductible for tax purposes.

The fair value of acquired working capital related to four individually immaterial acquisitions completed during the three months ended March 31, 2017, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these four acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the three months ended March 31, 2017, is $13,739, of which $741 is expected to be uncollectible.  The Company did not acquire any other class of receivable as a result of the acquisitions of these businesses.

During the three months ended March 31, 2017 and 2016, the Company incurred $1,744 and $8,815, respectively, of acquisition-related costs. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

 7.       ASSETS HELD FOR SALE

Certain operating markets acquired in the Progressive Waste acquisition have characteristics that are not consistent with the Company’s operating strategy and meet the held for sale criteria as of December 31, 2016 and March 31, 2017. During the three months ended March 31, 2017, the Company completed the sale of all assets and liabilities in the Washington, D.C. market in its Eastern segment for cash and non-monetary consideration totaling $25,532. As of March 31, 2017, the remaining assets classified as held for sale consist of certain operating markets in the Company’s Southern segment. The assets held for sale as of March 31, 2017 have been recognized at the lower of cost or fair value less costs to sell, which resulted in recording an estimated loss on disposal of $53,471 during the three months ended March 31, 2017. The expected consideration will include cash and non-monetary assets – consisting of other solid waste collection businesses and long-term contracts to deliver disposal volumes to the Company’s landfills.

Our assets and liabilities held for sale as of March 31, 2017 and December 31, 2016, were comprised of the following:

	March 31, 2017	December 31, 2016
Current assets held for sale:
Cash and equivalents	$69	$42
Accounts receivable	13,236	5,726
Other current assets	1,280	571
	$14,585	$6,339
Long-term assets held for sale:
Property and equipment	$89,643	$33,624
Goodwill	29,295	244
Other assets	64	121
	$119,002	$33,989
Current liabilities held for sale:
Accounts payable	$4,045	$1,320
Accrued liabilities	1,412	1,811
Deferred revenue	2,341	252
	$7,798	$3,383
Long-term liabilities held for sale:
Other liabilities	$449	$-

8.       GOODWILL AND INTANGIBLE ASSETS, NET

The Company elected to early adopt the guidance issued by the FASB “Simplifying the Test for Goodwill Impairment” on January 1, 2017. As discussed in Note 3, the new guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. As such, the impairment analysis is only one step. In this step, the Company estimates the fair value of each of its reporting units, which consisted of five geographic operating segments and its E&P segment at March 31, 2017, and compares the fair value with the carrying value of the net assets assigned to each reporting unit.  If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results.  If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

During the year ended December 31, 2016, the Company did not record any impairment charges related to goodwill; however, the results of the Company’s annual impairment testing indicated that the carrying value of its E&P segment exceeded its fair value by more than $77,343, which was the carrying value of goodwill at its E&P segment at December 31, 2016.  Upon adopting this accounting guidance in the first quarter of 2017, the Company performed an updated impairment test for its E&P segment. The impairment test involved measuring the recoverability of goodwill by comparing the E&P segment’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using an income approach employing a discounted cash flow (“DCF”) model. The DCF model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the operating locations comprising the E&P segment. This was based on a number of key assumptions, including, but not limited to, a discount rate of 11.7%, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas exploration and production activity during the forecast period, gross margins based on estimated operating expense requirements during the forecast period and estimated capital expenditures over the forecast period, all of which were classified as Level 3 in the fair value hierarchy. The impairment test showed the carrying value of the E&P segment continued to exceed its fair value by an amount in excess of the carrying amount of goodwill, or $77,343. Therefore, the Company recorded an impairment charge of $77,343, consisting of the carrying amount of goodwill at its E&P segment at January 1, 2017, to Impairments and other operating charges in the Condensed Consolidated Statements of Net Income during the three months ended March 31, 2017.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Intangible assets, exclusive of goodwill, consisted of the following at March 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$448,728	$(94,931)	$-	$353,797
Customer lists	381,763	(142,909)	-	238,854
Permits and other	314,161	(25,242)	-	288,919
	1,144,652	(263,082)	-	881,570
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	152,761	-	-	152,761
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,507)	21,348
	254,899	-	(38,507)	216,392
Intangible assets, exclusive of goodwill	$1,399,551	$(263,082)	$(38,507)	$1,097,962

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the three months ended March 31, 2017 was 19.2 years. The weighted-average amortization period of customer lists acquired during the three months ended March 31, 2017 was 10.0 years. The weighted-average amortization period of finite-lived permits and other acquired during the three months ended March 31, 2017 was 40.0 years.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2017	$99,752
For the year ending December 31, 2018	$93,111
For the year ending December 31, 2019	$83,477
For the year ending December 31, 2020	$75,562
For the year ending December 31, 2021	$66,741

9.       LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2017	December 31, 2016
Revolver under Credit Agreement, bearing interest ranging from 2.02% to 4.25% (a)	$636,915	$310,582
Term loan under Credit Agreement, bearing interest at 2.18% (a)	1,637,500	1,637,500
2018 Notes, bearing interest at 4.00%	50,000	50,000
2019 Notes, bearing interest at 5.25%	175,000	175,000
2021 Notes, bearing interest at 4.64%	100,000	100,000
New 2021 Notes, bearing interest at 2.39%	150,000	150,000
2022 Notes, bearing interest at 3.09%	125,000	125,000
2023 Notes, bearing interest at 2.75%	200,000	200,000
2025 Notes, bearing interest at 3.41%	375,000	375,000
2026 Notes, bearing interest at 3.03%	400,000	400,000
Tax-exempt bonds, bearing interest ranging from 0.90% to 0.96% (a)	95,430	95,430
Notes payable to sellers and other third parties, bearing interest at 2.00% to 24.81% (a)	27,045	14,180
	3,971,890	3,632,692
Less – current portion	(11,439)	(1,650)
Less – debt issuance costs	(14,273)	(14,282)
	$3,946,178	$3,616,760

____________________

(a) Interest rates represent the interest rates incurred at March 31, 2017.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Details of the Credit Agreement are as follows:

	March 31, 2017	December 31, 2016
Revolver under Credit Agreement
Available	$698,568	$1,004,451
Letters of credit outstanding	$227,017	$247,467
Total amount drawn, as follows:	$636,915	$310,582
Amount drawn – U.S. LIBOR rate loan	$350,600	$-
Interest rate applicable – U.S. LIBOR rate loan	2.02%	Not applicable
Amount drawn – U.S. base rate loan	$3,000	$-
Interest rate applicable – U.S. base rate loan	4.25%	Not applicable
Amount drawn – Canadian prime rate loan	$11,345	$7,448
Interest rate applicable - Canadian prime rate loan	2.95%	2.95%
Amount drawn – Canadian BA loan	$271,970	$303,134
Interest rate applicable – Canadian BA loan	2.11%	2.13%
Commitment – rate applicable	0.15%	0.15%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$1,637,500	$1,637,500
Interest rate applicable – U.S. based LIBOR loan	2.18%	1.97%

10.       SEGMENT REPORTING

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

Under the current orientation, the Company’s Southern segment services customers located in Alabama, Arkansas, Florida, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; the Company’s Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, eastern Tennessee, Vermont and Wisconsin; the Company’s Canada segment services customers located in the provinces of Alberta, British Columbia, Manitoba, Ontario and Québec; and the Company’s Central segment services customers located in Arizona, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming.  The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company’s Chief Operating Decision Maker (“CODM”) evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA. The Company defines segment EBITDA as earnings before interest, taxes, depreciation, amortization, impairments and other operating items, other income (expense) and foreign currency transaction gain (loss). Segment EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies.  The Company’s management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.  A reconciliation of segment EBITDA to Income before income tax provision is included at the end of this Note 10.

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2017 and 2016, is shown in the following tables:

Three Months Ended March 31, 2017	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$317,339	$(37,216)	$280,123	$68,940
Western	264,001	(28,411)	235,590	75,569
Eastern	273,297	(41,810)	231,487	65,450
Canada	185,331	(22,296)	163,035	57,300
Central	163,812	(19,503)	144,309	52,652
E&P	39,066	(2,344)	36,722	14,545
Corporate(a)	-	-	-	(15,621)
	$1,242,846	$(151,580)	$1,091,266	$318,835

Three Months Ended March 31, 2016	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$42,967	$(6,048)	$36,919	$9,489
Western	246,864	(27,630)	219,234	73,789
Eastern	128,216	(20,421)	107,795	34,614
Central	133,898	(13,961)	119,937	43,853
E&P	33,095	(2,300)	30,795	6,549
Corporate(a)	-	-	-	(8,488)
	$585,040	$(70,360)	$514,680	$159,806

____________________

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the six operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Total assets for each of the Company’s reportable segments at March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017	December 31, 2016
Southern	$2,813,993	$2,869,841
Western	1,502,583	1,516,870
Eastern	1,941,755	1,541,854
Canada	2,533,253	2,532,046
Central	1,296,480	1,302,900
E&P	985,634	1,068,086
Corporate	395,734	272,328
Total Assets	$11,469,432	$11,103,925

The following tables show changes in goodwill during the three months ended March 31, 2017 and 2016, by reportable segment:

	Southern	Western	Eastern	Canada	Central	E&P	Total
Balance as of December 31, 2016	$1,470,023	$376,537	$533,160	$1,465,274	$467,924	$77,343	$4,390,261
Goodwill acquired	11,736	-	246,491	3,316	370	-	261,913
Impairment loss	-	-	-	-	-	(77,343)	(77,343)
Goodwill adjustment for assets sold	-	-	321	-	-	-	321
Impairment loss related to assets held for sale	(29,000)	-	-	-	-	-	(29,000)
Goodwill reclassified as assets held for sale	(29,295)	-	-	-	-	-	(29,295)
Impact of changes in foreign currency	-	-	-	12,788	-	-	12,788
Balance as of March 31, 2017	$1,423,464	$376,537	$779,972	$1,481,378	$468,294	$-	$4,529,645

	Southern	Western	Eastern	Central	E&P	Total
Balance as of December 31, 2015	$95,710	$373,820	$459,532	$416,420	$77,343	$1,422,825
Goodwill acquired	190	1,421	7	148	-	1,766
Balance as of March 31, 2016	$95,900	$375,241	$459,539	$416,568	$77,343	$1,424,591

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended March 31,
	2017	2016
Southern segment EBITDA	$68,940	$9,489
Western segment EBITDA	75,569	73,789
Eastern segment EBITDA	65,450	34,614
Canada segment EBITDA	57,300	-
Central segment EBITDA	52,652	43,853
E&P segment EBITDA	14,545	6,549
Subtotal reportable segments	334,456	168,294
Unallocated corporate overhead	(15,621)	(8,488)
Depreciation	(125,240)	(60,897)
Amortization of intangibles	(25,510)	(7,694)
Impairments and other operating items	(141,681)	(236)
Interest expense	(29,131)	(17,184)
Other income, net	1,466	222
Foreign currency transaction loss	(590)	-
Income (loss) before income tax provision	$(1,851)	$74,017

The following tables reflect a breakdown of the Company’s revenue and inter-company eliminations for the periods indicated:

	Three months ended March 31, 2017
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$768,346	$(2,200)	$766,146	70.2%
Solid waste disposal and transfer	357,025	(143,441)	213,584	19.6
Solid waste recycling	43,889	(2,584)	41,305	3.8
E&P waste treatment, recovery and disposal	39,821	(2,968)	36,853	3.4
Intermodal and other	33,765	(387)	33,378	3.0
Total	$1,242,846	$(151,580)	$1,091,266	100.0%

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Three months ended March 31, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$356,598	$(1,321)	$355,277	69.0%
Solid waste disposal and transfer	170,083	(66,034)	104,049	20.2
Solid waste recycling	10,619	(639)	9,980	2.0
E&P waste treatment, recovery and disposal	32,851	(2,366)	30,485	5.9
Intermodal and other	14,889	-	14,889	2.9
Total	$585,040	$(70,360)	$514,680	100.0%

11.       DERIVATIVE FINANCIAL INSTRUMENTS

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings issued under its Credit Agreement.  The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at March 31, 2017 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

At March 31, 2017, the Company’s derivative instruments included 11 interest rate swap agreements as follows:

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At March 31, 2017, the Company’s derivative instruments included four fuel hedge agreements as follows:

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

The fair values of derivative instruments designated as cash flow hedges as of March 31, 2017, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$1,091	Accrued liabilities(a)	$(2,449)
	Other assets, net	13,458	Other long-term liabilities	(1,652)

Fuel hedges	Prepaid expenses and other current assets(b)	466	Accrued liabilities(b)	(3,015)
	Other assets, net	25
Total derivatives designated as cash flow hedges		$15,040		$(7,116)

____________________

(a)      Represents the estimated amount of the existing unrealized gains and losses, respectively, on interest rate swaps as of March 31, 2017 (based on the interest rate yield curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)       Represents the estimated amount of the existing unrealized gains and losses, respectively, on fuel hedges as of March 31, 2017 (based on the forward DOE diesel fuel index curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2016, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$127	Accrued liabilities	$(3,260)
	Other assets, net	13,822	Other long-term liabilities	(2,350)

Fuel hedges	Prepaid expenses and other current assets	1,343	Accrued liabilities	(3,258)
	Other assets, net	1,651
Total derivatives designated as cash flow hedges		$16,943		$(8,868)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCL for the three months ended March 31, 2017 and 2016:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016		2017	2016
Interest rate swaps	$755	$(4,144)	Interest expense	$795	$1,060
Fuel hedges	(1,994)	(808)	Cost of operations	596	1,116
Total	$(1,239)	$(4,952)		$1,391	$2,176

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

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts.  There was no significant ineffectiveness recognized on the fuel hedges during the three months ended March 31, 2017 and 2016.

See Note 15 for further discussion on the impact of the Company’s hedge accounting to its consolidated comprehensive income (loss) and AOCL.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

12.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and fuel hedges.  As of March 31, 2017 and December 31, 2016, the carrying values of cash and equivalents, trade receivables, restricted assets, trade payables and contingent consideration are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of March 31, 2017 and December 31, 2016, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy.  The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of March 31, 2017 and December 31, 2016, are as follows:

	Carrying Value at		Fair Value* at
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
4.00% Senior Notes due 2018	$50,000	$50,000	$51,028	$51,226
5.25% Senior Notes due 2019	$175,000	$175,000	$187,775	$187,671
4.64% Senior Notes due 2021	$100,000	$100,000	$107,440	$106,618
2.39% Senior Notes due 2021	$150,000	$150,000	$148,163	$146,168
3.09% Senior Notes due 2022	$125,000	$125,000	$126,024	$123,974
2.75% Senior Notes due 2023	$200,000	$200,000	$196,267	$192,238
3.41% Senior Notes due 2025	$375,000	$375,000	$378,202	$368,968
3.03% Senior Notes due 2026	$400,000	$400,000	$390,132	$379,438

______________________

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedges, restricted assets and contingent consideration, refer to Note 14.

13.       NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$14,874	$44,842

Denominator:
Basic shares outstanding	175,374,630	122,778,290
Dilutive effect of warrants	42,218	27,383
Dilutive effect of restricted share units	518,634	644,911
Diluted shares outstanding	175,935,482	123,450,584

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

14.       FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges.  The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts.  The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedges.  The assumptions used in preparing the DCF model include:  (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contracts.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $2.57 to $2.65 at March 31, 2017 and from $2.61 to $2.78 at December 31, 2016. The weighted average DOE index curve used in the DCF model was $2.62 and $2.75 at March 31, 2017 and December 31, 2016, respectively. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position.  The Company’s restricted assets are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf.  The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016, were as follows:

	Fair Value Measurement at March 31, 2017 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net asset position	$10,448	$-	$10,448	$-
Fuel hedge derivative instruments – net liability position	$(2,524)	$-	$-	$(2,524)
Restricted assets	$57,882	$-	$57,882	$-
Contingent consideration	$(58,327)	$-	$-	$(58,327)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Fair Value Measurement at December 31, 2016 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net asset position	$8,339	$-	$8,339	$-
Fuel hedge derivative instrument – net liability position	$(264)	$-	$-	$(264)
Restricted assets	$57,166	$-	$57,166	$-
Contingent consideration	$(51,826)	$-	$-	$(51,826)

The following table summarizes the changes in the fair value for Level 3 derivatives for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$(264)	$(9,900)
Realized losses included in earnings	964	1,801
Unrealized losses included in AOCL	(3,224)	(1,305)
Ending balance	$(2,524)	$(9,404)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$51,826	$49,394
Contingent consideration recorded at acquisition date	15	220
Payment of contingent consideration recorded at acquisition date	(5,290)	(2,217)
Payment of contingent consideration recorded in earnings	-	(33)
Adjustments to contingent consideration	11,313	(75)
Interest accretion expense	463	349
Ending balance	$58,327	$47,638

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

15.       OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting.  The components of other comprehensive income (loss) and related tax effects for the three month periods ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31, 2017
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,081	$(286)	$795
Fuel hedge amounts reclassified into cost of operations	964	(368)	596
Changes in fair value of interest rate swaps	1,027	(272)	755
Changes in fair value of fuel hedges	(3,224)	1,230	(1,994)
Foreign currency translation adjustment	17,434	-	17,434
	$17,282	$304	$17,586

	Three months ended March 31, 2016
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,711	$(651)	$1,060
Fuel hedge amounts reclassified into cost of operations	1,801	(685)	1,116
Changes in fair value of interest rate swaps	(6,689)	2,545	(4,144)
Changes in fair value of fuel hedges	(1,305)	497	(808)
	$(4,482)	$1,706	$(2,776)

A rollforward of the amounts included in AOCL, net of taxes, for the three months ended March 31, 2017 and 2016, is as follows:

	Fuel Hedges	Interest Rate Swaps	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(164)	$8,094	$(50,931)	$(43,001)
Amounts reclassified into earnings	596	795	-	1,391
Changes in fair value	(1,994)	755	-	(1,239)
Foreign currency translation adjustment	-	-	17,434	17,434
Balance at March 31, 2017	$(1,562)	$9,644	$(33,497)	$(25,415)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Fuel Hedges	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(6,134)	$(6,037)	$(12,171)
Amounts reclassified into earnings	1,116	1,060	2,176
Changes in fair value	(808)	(4,144)	(4,952)
Balance at March 31, 2016	$(5,826)	$(9,121)	$(14,947)

See Note 11 for further discussion on the Company’s derivative instruments.

16.       SHAREHOLDERS' EQUITY

Share-Based Compensation

Restricted Share Units – New Waste Connections

A summary of activity related to restricted share units (“RSUs”) during the three-month period ended March 31, 2017, is presented below:

Unvested Shares
Outstanding at December 31, 2016	834,634
Granted	274,697
Forfeited	(4,345)
Vested and Issued	(351,786)
Vested and Deferred	(22,692)
Outstanding at March 31, 2017	730,508

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the three-month period ended March 31, 2017 was $85.51.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose.  At the end of the deferral periods, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At March 31, 2017 and 2016, the Company had 237,141 and 244,225 vested deferred RSUs outstanding, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Performance-Based Restricted Share Units – New Waste Connections

A summary of activity related to performance-based restricted share units (“PSUs”) during the three-month period ended March 31, 2017, is presented below:

Unvested Shares
Outstanding at December 31, 2016	284,762
Granted	140,077
Vested and Issued	(81,864)
Outstanding at March 31, 2017	342,975

During the three months ended March 31, 2017, the Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2019. During the same period, the Compensation Committee also granted PSUs with a one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period.  The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period.  The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the three-month period ended March 31, 2017 was $86.23.

Deferred Share Units – New Waste Connections and Progressive Waste Plans

A summary of activity related to deferred share units (“DSUs”) during the three-month period ended March 31, 2017, is presented below:

Vested Shares
Outstanding at December 31, 2016	45,964
Granted	3,150
Cash settled	(2,400)
Outstanding at March 31, 2017	46,714

Restricted Share Units - Progressive Waste Plans

The Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting of restricted share units (“RSUs”). A summary of activity related to Progressive Waste RSUs during the three-month period ended March 31, 2017, is presented below:

Outstanding at December 31, 2016	179,489
Cash settled	(17,342)
Outstanding at March 31, 2017	162,147

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A summary of vesting activity related to Progressive Waste RSUs during the three-month period ended March 31, 2017, is presented below:

Vested at December 31, 2016	148,348
Vested over remaining service period	2,179
Cash settled	(17,342)
Vested at March 31, 2017	133,185

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

Performance-Based Restricted Share Units - Progressive Waste Plans

The Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for cash settlement only to employees upon vesting of performance-based restricted share units (“PSUs”) based on achieving target results. A summary of activity related to Progressive Waste PSUs during the three-month period ended March 31, 2017, is presented below:

Outstanding at December 31, 2016	61,994
Cash settled, net of notional dividend	(5,304)
Outstanding at March 31, 2017	56,690

A summary of vesting activity related to Progressive Waste PSUs during the three-month period ended March 31, 2017, is presented below:

Vested at December 31, 2016	23,818
Vested over remaining service period	2,522
Cash settled, net of notional dividend	(5,304)
Vested at March 31, 2017	21,036

No PSUs under the Progressive Waste share-based compensation plans were granted or forfeited subsequent to June 1, 2016.

Share Based Options – Progressive Waste Plans

The Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting of share based options. A summary of activity related to Progressive Waste share based options during the three-month period ended March 31, 2017, is presented below:

Outstanding at December 31, 2016	448,678
Share settled	(22,528)
Cash settled	(205,688)
Outstanding at March 31, 2017	220,462

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A summary of vesting activity related to Progressive Waste share based options during the three-month period ended March 31, 2017, is presented below:

Vested at December 31, 2016	400,932
Vested over remaining service period	47,746
Share settled	(22,528)
Cash settled	(205,688)
Vested at March 31, 2017	220,462

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

For the three months ended March 31, 2017, the Company did not repurchase any common shares pursuant to the NCIB. For the three months ended March 31, 2016, Old Waste Connections did not repurchase any common shares pursuant to its share repurchase program.

Cash Dividend

In October 2016, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.035, from $0.145 to $0.18 per share. Cash dividends of $31,707 and $17,791 were paid during the three months ended March 31, 2017 and 2016, respectively.

17.       COMMITMENTS AND CONTINGENCIES

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of March 31, 2017, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

Lower Duwamish Waterway Superfund Site Allocation Process

The Company’s subsidiary, Northwest Container Services, Inc. (“NWCS”), has been named by the U.S. Environmental Protection Agency, Region 10 (the “EPA”) as a potentially responsible party (“PRP”), along with more than 100 others, under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “Superfund” law) with respect to the Lower Duwamish Waterway Superfund Site (the “LDW Site”).  Listed on the National Priorities List in 2001, the LDW Site is a five-mile stretch of the Duwamish River flowing into Elliott Bay in Seattle, Washington.  A group of PRPs known as the Lower Duwamish Working Group (“LDWG”) and consisting of the City of Seattle, King County, the Port of Seattle, and Boeing Company conducted a Remedial Investigation/Feasibility Study for the LDW Site.  On December 2, 2014, the EPA issued its Record of Decision (the “ROD”) describing the selected clean-up remedy, and therein estimated that clean-up costs (in present value dollars as of November 2014) should total about $342,000. However, it is possible that additional costs could be incurred based upon various factors. The EPA estimates that it will take seven years to implement the clean-up. The ROD also requires ten years of monitoring following the clean-up, and provides that if clean-up goals have not been met by the end of this period, then additional clean-up activities, at additional cost, may be required at that time.  Implementation of the clean-up will not begin until after the ongoing Early Action Area (“EAA”) clean-ups have been completed.  Typically, costs for monitoring may be in addition to those expended for the clean-up. While three of the EAA clean-ups have been completed to date, some work remains to be done on three other EAAs. Implementation of the clean-up also must await additional baseline sampling throughout the LDW Site and the preparation of a remedial design for performing the clean-up.

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

On August 16, 2016, the EPA sent individual letters to each of the PRPs at the LDW Site, including NWCS, stating that it expects to initiate negotiations with all PRPs in early 2018 relating to a Remedial Design/Remedial Action (“RD/RA”) Consent Decree. An RD/RA Consent Decree provides for the cleanup of the entire site and is often referred to as a “global settlement.” In the letter the EPA explained this schedule, noting that it expected the pre-remedial design work under the AOC 3 to be completed by the beginning of 2018, and also that it understood that several PRPs are participating in a neutral allocation which the EPA is hopeful will be completed by early 2018. The EPA encouraged the PRPs to complete the allocation on a schedule consistent with the EPA’s intended negotiation schedule, adding that it expects to initiate the RD/RA negotiations on schedule regardless of the status of the allocation. The pre-remedial design work under the AOC 3 is now not expected to conclude until the end of 2019, and in March 2017, the PRPs provided the EPA with notice that the allocation is not scheduled to conclude until mid-2019. The Company cannot provide assurance that the EPA’s schedule can be met or will be adjusted. NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs, its specific allocation, or the likelihood of the parties then negotiating a global settlement with the EPA. Thus, NWCS cannot reasonably determine the likelihood of any outcome in this matter, including its potential liability.

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

Some work is being done with respect to natural resource damages (“NRD”) at the LDW Site. On September 22, 2016, a proposed consent decree settlement was announced between the City of Seattle (the “City”) and NOAA and the other natural resource trustees for the LDW Site. The proposed NRD settlement that the City has entered into at the LDW Site, if approved, will generally provide that the City will fund the development of restoration projects by purchasing restoration credits from Bluefield Holdings, a company that develops such projects. At this time, NWCS has not been approached by either the Council or the trustees for the LDW Site regarding participation in any similar NRD settlements. In December 2016, the Lower Duwamish Fishers Study Data Report was released, which was the first step towards developing institutional controls specific to resident fish and shellfish consumption in the area.

Chiquita Canyon Landfill Conditional Use Permit Decision and Appeal

On October 12, 2004, the Company’s subsidiary, Chiquita Canyon, LLC (“CCL”), filed an application with the County of Los Angeles (the “County”) Department of Regional Planning (the “Department”) for a conditional use permit to authorize the continued operation and expansion of the Chiquita Canyon Landfill. The site has been in use as a landfill since 1972, and as a regional landfill, accepted approximately three million tons of waste in 2016. The application requests expansion of the existing waste footprint from 257 acres to 400 acres on CCL’s contiguous property, increased maximum elevation from 1,430 feet to 1,573 feet, new entrance and support facilities, a facility for the County or other third-party operator to operate household hazardous waste collection events, mixed organics/composting, a land set-aside for a potential future conversion technology facility, and additional project elements.

Over the ensuing 12 and-a-half years, the County conducted a lengthy permitting and environmental impact review of the application. A draft environmental impact report was released in 2014, and several chapters of that report were revised and recirculated in 2016. As required by the County, this permitting and impact review was funded by the Company at substantial expense.

In advance of a public hearing held on April 19, 2017 before the County’s Regional Planning Commission (the “Commission”), the Department published recommended conditions of approval for the conditional use permit. Those conditions recommended approval by the Commission of a smaller project, which would be a reduction from the current landfill operations. In addition, the Department recommended a dramatic increase in per-ton taxes and other fees, as well as currently unquantifiable future costs that the landfill would be forced to expend at the County’s direction and discretion. CCL submitted written objections to the proposed taxes and fees and operational restrictions in the proposed permit conditions, and similarly objected at the hearing.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The recommended conditions of approval raised taxes and fees the landfill must pay to the County by up to 587% compared to fees under the landfill’s existing permit. At the public hearing on April 19, 2017, CCL requested that the recommended fees be reduced, so that the increase over current fees paid to the County would be in the range of 50% to 100%. The recommended conditions of approval reduced the proposed annual limit on overall tonnage the landfill can accept from approximately three million tons to approximately two million tons. At the public hearing on April 19, 2017, CCL requested that the recommended annual limit on overall tonnage be increased to the levels at which the landfill operated in 2016, or to approximately three million tons. Lastly, CCL requested that recommended new restrictions on operating hours be eliminated, so trucks could continue accessing the landfill at off-peak traffic hours, as is the current practice.

Despite these requests, at the public hearing on April 19, 2017, the Commission approved CCL’s application for an expansion of the Chiquita Canyon Landfill and a 30-year extension of its conditional use permit, but without any modifications to the Department’s recommended taxes and fees or annual tonnage limits, and with only minor revisions to the Department’s recommended operating hours.

CCL intends to appeal the Commission’s decision to the County Board of Supervisors. To be timely, the appeal must be filed by May 3, 2017. The filing of an appeal vacates the Commission’s decision, which is only reinstated if the Board of Supervisors fails to act, or affirms the decision in its action. The Department has informed CCL that it expects a public hearing on the appeal at the Board of Supervisors to be held in two to three months. At that time the Board of Supervisors can approve the permit (with or without revised conditions), deny the permit, or continue the public hearing to a later date.

If the Board of Supervisors approves the conditional use permit without modifications from the Commission’s approval, the Company believes the proposed tax and fee increases and operational restrictions would likely render continued operation of the site economically unviable. In addition, if the Board of Supervisors does not approve a new conditional use permit by July 31, 2017, it is possible that the landfill could be forced to close, at least temporarily, until the Board of Supervisors approves a new permit or other operational waiver.

The Company is currently considering all its options concerning the conditional use permit. Depending on the outcome of the appeal, the Company may file one or more legal challenges against the County if it believes any final permit conditions approved by the County Board of Supervisors violate state or federal law. Due to the fluid nature of the permitting process at this time, the Company cannot reasonably determine the likelihood of any outcome in this matter.

18.       SUBSEQUENT EVENTS

On April 20, 2017, the Company issued and sold to investors $400,000 of its senior unsecured notes at fixed interest rates with interest payable in arrears semi-annually on October 20 and April 20 beginning on October 20, 2017 (the 2017A Notes) in a private placement in reliance on Section 4(a)(2) of the U.S. Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

On April 26, 2017, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.18 per Company common share.  The dividend will be paid on May 24, 2017, to shareholders of record on the close of business on May 10, 2017.

On April 26, 2017, the Company announced that its Board of Directors approved a split of its common shares on a three-for-two basis, pending approval by its shareholders at the Company’s Annual and Special Meeting of Shareholders of Waste Connections to be held on May 23, 2017. Following shareholder approval of the share split, the Company expects that shareholders of record on June 7, 2017, will receive from the Company’s transfer agent on June 16, 2017, one additional common share for every two common shares held.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature, including statements related to our ability to draw on our Credit Agreement or raise other capital, the responsibilities of our subsidiaries with regard to possible cleanup obligations imposed by the EPA or other regulatory authorities, the impact of global, regional and local economic conditions, including the price of crude oil, on our volume, business and results of operations, the effects of seasonality on our business and results of operations, our ability to address any impacts of inflation on our business, demand for recyclable commodities (including landfill gas reclamation) and recyclable commodity pricing, our expectations with respect to capital expenditures, our expectations with respect to our ability to obtain expansions of permitted landfill capacity and to provide collection services under exclusive arrangements, our expectations with respect to our normal course issuer bid (our share repurchase program) and future dividend payments, our expectations with respect to the outcomes of our legal proceedings, our expectations with respect to the potential financial impairment of our reporting units caused by dispositions of certain operating units, and our expectations with respect to the anticipated benefits of the Progressive Waste acquisition. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

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

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, the following:

•	Our industry is highly competitive and includes companies with lower prices, return expectations or other advantages, and governmental service providers, which could adversely affect our ability to compete and our operating results;

•	We may lose contracts through competitive bidding, early termination or governmental action;

•	Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones;

•	Increases in labor costs could impact our financial results;

•	Price increases may not be adequate to offset the impact of increased costs, or may cause us to lose customers;

•	The integration following the Progressive Waste acquisition may not achieve the anticipated benefits or may disrupt our operations;

•	We plan to divest certain assets acquired in the Progressive Waste acquisition, which may result in lower than expected consideration or recorded losses on sale of assets, and such divestitures may take longer than expected to complete;

•	A portion of our growth and future financial performance depends on our ability to integrate acquired businesses, and the success of our acquisitions;

•	Competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions;

•	Our results are vulnerable to economic conditions;

•	The seasonal nature of our business and “event-driven” waste projects cause our results to fluctuate;

•	Our results will be affected by changes in recycled commodity prices;

•	Our results will be affected by changes in the value of renewable fuel;

•	Lower crude oil prices may adversely affect the level of exploration, development and production activity of E&P companies and the demand for our E&P waste services;

•	Increases in the price of diesel or compressed natural gas fuel may adversely affect our collection business and reduce our operating margins;

•	Our financial results are based upon estimates and assumptions that may differ from actual results;

•	Our accruals for our landfill site closure and post-closure costs may be inadequate;

•	Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings;

•	We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity;

•	Pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements;

•	Our financial results could be adversely affected by impairments of goodwill, indefinite-lived intangibles or property and equipment;

•	Income taxes may be uncertain;

•	Future changes to U.S., Canadian and foreign tax laws could materially adversely affect us;

•	We may not be able to maintain a competitive effective corporate tax rate;

•	Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, or that become more adverse to our business than we anticipated at the time of acquisition;

•	Our indebtedness could adversely affect our financial condition and limit our financial flexibility;

•	We may be unable to obtain performance or surety bonds, letters of credit or other financial assurances or to maintain adequate insurance coverage;

•	Our operations in Canada expose us to exchange rate fluctuations that could adversely affect our financial performance and our reported results of operations;

•	Alternatives to landfill disposal may cause our revenues and operating results to decline;

•	Labor union activity could divert management attention and adversely affect our operating results;

•	We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate and the accrued pension benefits are not fully funded;

•	We rely on computer systems to run our business and disruptions or privacy breaches in these systems could impact our ability to service our customers and adversely affect our financial results, damage our reputation, and expose us to litigation risk;

•	Extensive and evolving environmental, health and safety laws and regulations may restrict our operations and growth and increase our costs;

•	Our business is subject to operational and safety risks, including the risk of personal injury to employees and others;

•	Future changes in laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results;

•	Extensive regulations that govern the design, operation, expansion and closure of landfills may restrict our landfill operations or increase our costs of operating landfills;

•	Our E&P waste business could be adversely affected by changes in laws regulating E&P waste;

•	Liabilities for environmental damage may adversely affect our financial condition, business and earnings;

•	We depend significantly on the services of the members of our senior and regional management team, and the departure of any of those persons could cause our operating results to suffer;

•	Our decentralized decision-making structure could allow local managers to make decisions that may adversely affect our operating results;

•	If we are not able to develop and protect intellectual property, or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer; and

•	We have identified a material weakness in our internal control over financial reporting which could, if not remediated, increase the possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.

These risks and uncertainties, as well as others, are discussed in greater detail in this Quarterly Report on Form 10-Q and in other filings with the Securities and Exchange Commission, or SEC, made by the Company, including its most recent Annual Report on Form 10-K, as well as in the Company’s filings during the year with the Canadian Securities Administrators. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change.

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

As of March 31, 2017, we served residential, commercial, industrial and E&P customers in 39 states in the U.S. and five provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Florida, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Washington, Wisconsin and Wyoming and the provinces of Alberta, British Columbia, Manitoba, Ontario and Québec.  As of March 31, 2017, we owned or operated a network of 270 solid waste collection operations; 141 transfer stations; seven intermodal facilities; 71 recycling operations; 93 active MSW, E&P and/or non-MSW landfills; 22 E&P liquid waste injection wells and 17 E&P waste treatment and oil recovery facilities.

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

The E&P waste services industry is regional in nature and is also highly fragmented, with acquisition opportunities available in several active natural resource basins. Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets, and other solid waste companies. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company. The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price. The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014, and continued through 2015 and into early 2016, resulted in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate. The prices of crude oil and natural gas began to recover during the later portion of 2016 and into early 2017 and the demand for our E&P waste services has improved as a result of increased production of oil and natural gas. If this recovery of the prices of crude oil and natural gas is not sustained, or if a further reduction in crude oil and natural gas prices occurs, it could lead to continued declines in the level of production activity and demand for our E&P waste services, which could result in the recognition of impairment charges on our intangible assets and property and equipment associated with our E&P operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three months ended March 31,
	2017		2016
Revenues	$1,091,266	100.0%	$514,680	100.0%
Cost of operations	643,380	59.0	287,192	55.8
Selling, general and administrative	129,051	11.8	67,682	13.2
Depreciation	125,240	11.5	60,897	11.8
Amortization of intangibles	25,510	2.3	7,694	1.5
Impairments and other operating items	141,681	13.0	236	0.0
Operating income	26,404	2.4	90,979	17.7

Interest expense	(29,131)	(2.7)	(17,184)	(3.3)
Other income, net	1,466	0.1	222	0.0
Foreign currency transaction loss	(590)	0.0	-	-
Income tax (provision) benefit	16,871	1.6	(29,000)	(5.6)
Net income	15,020	1.4	45,017	8.8
Net income attributable to noncontrolling interests	(146)	(0.0)	(175)	(0.1)
Net income attributable to Waste Connections	$14,874	1.4%	$44,842	8.7%

Revenues.  Total revenues increased $576.6 million, or 112.0%, to $1.091 billion for the three months ended March 31, 2017, from $514.7 million for the three months ended March 31, 2016.

During the three months ended March 31, 2017, incremental revenue from acquisitions closed during, or subsequent to, the three months ended March 31, 2016, increased revenues by approximately $539.0 million. The Progressive Waste acquisition contributed $490.3 million of the increase.

During the three months ended March 31, 2017, the net increase in prices charged to our customers at our existing operations was $12.6 million, consisting of $12.4 million of core price increases and $0.2 million from fuel, materials and environmental surcharges due primarily to an increase in the market price of diesel fuel.

During the three months ended March 31, 2017, volume increases in our existing business increased solid waste revenues by $10.0 million from increases in roll off collection, transfer station volumes and landfill volumes resulting from increased construction and general economic activity in our markets. E&P revenues at facilities owned and fully-operated in each of the comparable periods increased by $6.4 million due to a partial recovery in crude oil prices, which began to decline in 2014 and continued to decline through 2015 and into early 2016, which increased drilling activity and E&P disposal volumes at our sites in the Permian Basin and Louisiana.

Revenues from sales of recyclable commodities at facilities owned during the three months ended March 31, 2017 and 2016 increased $7.1 million due primarily to increased prices for recyclable commodities, which began to recover in the second half of 2016 and into 2017.

Other revenues increased by $1.5 million during the three months ended March 31, 2017 due primarily to an increase in rail cargo volume processed through our intermodal facilities.

Cost of Operations.  Total cost of operations increased $356.2 million, or 124.0%, to $643.4 million for the three months ended March 31, 2017, from $287.2 million for the three months ended March 31, 2016. The increase was primarily the result of $299.1 million of operating costs from the Progressive Waste acquisition, $32.7 million of additional operating costs from all other acquisitions closed during, or subsequent to, the three months ended March 31, 2016 and an increase in operating costs at our existing operations of $24.4 million.

The increase in operating costs at our existing operations of $24.4 million for the three months ended March 31, 2017 was comprised of an increase in truck, container, equipment and facility maintenance and repair expenses of $4.6 million due to variability in the timing and severity of major repairs, an increase in taxes on revenues of $4.2 million due to increased revenues in our solid waste markets, an increase in labor expenses of $4.0 million due primarily to employee pay rate and headcount increases to support volume increases, an increase in employee benefits expenses of $3.0 million due to increased severity of medical claims, an increase in third-party trucking and transportation expenses of $2.2 million due to increased transfer station and landfill volumes that require us to transport the waste to our disposal sites, an increase in fuel expense of $2.1 million due to increases in the market price of diesel fuel, an increase in expenses for auto and workers’ compensation claims of $1.4 million due to adjustments to prior year claims, an increase in expenses associated with the purchase of recyclable commodities of $0.7 million due to increased recyclable commodity values and $2.2 million of other net expense increases.

Cost of operations as a percentage of revenues increased 3.2 percentage points to 59.0% for the three months ended March 31, 2017, from 55.8% for the three months ended March 31, 2016. The components of the 3.2 percentage point increase consist of a 3.1 percentage point increase from acquisitions closed during, or subsequent to, the three months ended March 31, 2016 having operating margins lower than our company average and a 0.1 percentage point increase from all other net changes.

SG&A.  SG&A expenses increased $61.4 million, or 90.7%, to $129.1 million for the three months ended March 31, 2017, from $67.7 million for the three months ended March 31, 2016. The increase was comprised of $36.3 million of SG&A expenses from operating locations acquired in the Progressive Waste acquisition, $3.4 million of additional SG&A expenses from operating locations at all other acquisitions closed during, or subsequent to, the three months ended March 31, 2016, an increase in share-based compensation expenses of $6.5 million resulting from time-lapse vesting and changes to the fair value of awards granted by Progressive Waste prior to the June 1, 2016 closing of the Progressive Waste acquisition to employees of Progressive Waste who were retained as employees of New Waste Connections following the closing and which awards were continued by New Waste Connections, an increase in accrued recurring cash incentive compensation expense to our management of $5.4 million due to the achievement of interim financial targets during the three months ended March 31, 2017 and the addition of accrued cash incentive compensation expense for the retained Progressive Waste employees, an increase in legal, accounting and information technology professional fee expenses of $2.5 million due to increased support required as a result of growth from the acquisition of Progressive Waste, an increase in payroll expenses of $2.4 million due to increased corporate headcount to support the operations of Progressive Waste and annual compensation increases, an increase in corporate travel, meetings and training expenses of $2.1 million resulting from the integration of employees of Progressive Waste into New Waste Connections, an increase of $2.1 million resulting from employee relocation expenses and professional fees incurred to integrate the operations of Progressive Waste into New Waste Connections, an increase in software license fees of $1.3 million to support our new payroll processing application and computer applications acquired in the Progressive Waste acquisition, an increase in employee relocation expenses of $1.0 million associated with corporate personnel added to support the additional administrative oversight resulting from the Progressive Waste acquisition, an increase in equity-based compensation expenses of $1.0 million associated with our annual recurring grant of restricted share units to our personnel, an increase in employee benefits expenses of $0.9 million due to increased severity of medical claims, an increase in deferred compensation expense of $0.7 million resulting from deferred compensation liabilities to employees increasing as a result of increases in the market value of investments to which employee deferred compensation balances are tracked, an increase of $0.7 million resulting from severance-related expenses payable to Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the Progressive Waste acquisition and $2.2 million of other net expense increases, partially offset by a decrease in direct acquisition expenses of $7.1 million attributable primarily to costs incurred in the prior year period attributable to the acquisition of Progressive Waste.

SG&A expenses as a percentage of revenues decreased 1.4 percentage point to 11.8% for the three months ended March 31, 2017, from 13.2% for the three months ended March 31, 2016. The decrease as a percentage of revenues includes a 2.7 percentage point decrease from the net impact of SG&A expenses from operating locations acquired in the Progressive Waste acquisition and all other acquisitions closed during, or subsequent to, the three months ended March 31, 2016 and a 0.7 percentage point decrease from the decrease in direct acquisition costs, partially offset by a 0.6 percentage point increase in share-based compensation expense from the continuation of awards granted to Progressive Waste employees prior to the acquisition close, a 0.5 percentage point increase from the increase in recurring cash incentive compensation expense to our management, a 0.3 percentage point increase from increased payroll expenses, a 0.2 percentage point increase from increased professional fees, a 0.2 percentage point increase from employee relocation expenses and professional fees incurred to integrate the operations of Progressive Waste into New Waste Connections and a 0.2 percentage point increase from increased corporate travel, meetings and training expenses.

Depreciation.  Depreciation expense increased $64.3 million, or 105.7%, to $125.2 million for the three months ended March 31, 2017, from $60.9 million for the three months ended March 31, 2016.  The increase was primarily the result of additional depreciation and depletion expense of $55.4 million from the Progressive Waste acquisition, additional depreciation and depletion expense of $3.9 million from all other acquisitions closed during, or subsequent to, the three months ended March 31, 2016, an increase in depreciation expense of $2.2 million associated with additions to our fleet and equipment purchased to support our existing operations and an increase in depletion expense of $2.8 million at our existing landfills due primarily to an increase in volumes.

Depreciation expense as a percentage of revenues decreased 0.3 percentage points to 11.5% for the three months ended March 31, 2017, from 11.8% for the three months ended March 31, 2016. The decrease as a percentage of revenues was due primarily to the impact of assets acquired with the Progressive Waste acquisition.

Amortization of Intangibles.  Amortization of intangibles expense increased $17.8 million, or 231.6% to $25.5 million for the three months ended March 31, 2017, from $7.7 million for the three months ended March 31, 2016. The increase in amortization expense was the result of $16.9 million recorded on contracts, customer lists and transfer station permits acquired in the Progressive Waste acquisition and $1.7 million from intangible assets acquired in other acquisitions closed in 2015 and 2016, partially offset by a decrease of $0.8 million from certain intangible assets becoming fully amortized subsequent to March 31, 2016.

Amortization expense as a percentage of revenues increased 0.8 percentage points to 2.3% for the three months ended March 31, 2017, from 1.5% for the three months ended March 31, 2016. The increase was the result of the net impact of the aforementioned intangible assets acquired in the Progressive Waste acquisition and other acquisitions closed subsequent to March 31, 2016, partially offset by certain intangible assets becoming fully amortized subsequent to the end of the comparable prior period.

Impairments and Other Operating Items. Impairments and other operating items increased $141.5 million, to $141.7 million for the three months ended March 31, 2017, from $0.2 million for the three months ended March 31, 2016.

During the three months ended March 31, 2017, we recorded a goodwill impairment charge of $77.3 million at our E&P segment resulting from our early adoption of a new accounting standard on January 1, 2017 which required the recognition of goodwill impairment by the amount which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Upon adoption of the new accounting standard, we performed a goodwill impairment test for our E&P segment which indicated that its carrying value exceeded its fair value by $151.3 million; therefore, we recorded an impairment charge equal to the $77.3 million carrying value of goodwill.

Additionally, during the three months ended March 31, 2017, we recorded a $53.4 million expense charge to adjust the carrying cost of assets held for disposal to fair market value, a $11.3 million expense charge to increase the fair value of an amount payable under a liability-classified contingent consideration arrangement from an acquisition closed in 2015 by Progressive Waste and $0.5 million of other net gains on the disposal of assets.

Operating Income.  Operating income decreased $64.6 million to $26.4 million for the three months ended March 31, 2017, from $91.0 million for the three months ended March 31, 2016.  The decrease was primarily attributable to a $141.5 million increase in impairments and other operating items, partially offset by operating income contributed from the acquisitions of Progressive Waste and Groot Industries.

Operating income as a percentage of revenues decreased 15.3 percentage points to 2.4% for the three months ended March 31, 2017, from 17.7% for the three months ended March 31, 2016.  The decrease as a percentage of revenues was comprised of a 13.0 percentage point increase in impairments and other operating items, a 3.2 percentage point increase in cost of operations and a 0.8 percentage point increase in amortization expense, partially offset by a 1.4 percentage point decrease in SG&A expense and a 0.3 percentage point decrease in depreciation expense.

Interest Expense.  Interest expense increased $11.9 million, or 69.5%, to $29.1 million for the three months ended March 31, 2017, from $17.2 million for the three months ended March 31, 2016. The increase was primarily attributable to an increase of $5.3 million from the June 2016 issuance of our New 2021 Notes, 2023 Notes and 2026 Notes, an increase of $1.7 million due to higher interest rates on outstanding borrowings under our Credit Agreement, an increase of $4.6 million due to an increase in the average borrowings outstanding under our Credit Agreement, an increase of $0.6 million due to an increase in the amount of outstanding letters of credit and $0.8 million of other net increases, partially offset by a decrease of $0.8 million for the redemption of our 2016 Notes using proceeds from the 2015 Old Waste Connections Credit Agreement which had a lower interest rate relative to the fixed interest rate in effect when the 2016 Notes were outstanding and a decrease of $0.3 million resulting from a $175 million principal interest rate swap agreement expiring in February 2017 and being replaced with two new interest rate swap agreements, totaling $175 million, at a lower fixed interest rate.

Other Income, Net.  Other income, net increased $1.3 million to $1.5 million for the three months ended March 31, 2017, from $0.2 million for the three months ended March 31, 2016. The increase was primarily attributable to an increase of $0.6 million of income from investments purchased to fund our employee deferred compensation obligations and $0.7 million of other net changes.

Income Tax (Provision) Benefit.  Income tax (provision) benefit decreased $45.9 million, to a benefit total of $16.9 million for the three months ended March 31, 2017, from an expense total of $29.0 million for the three months ended March 31, 2016. Our effective tax benefit rate for the three months ended March 31, 2017 was 911.3%. Our effective tax expense rate for the three months ended March 31, 2016 was 39.2%.

The tax benefit total of $16.9 million for the three months ended March 31, 2017 included $6.7 million from adopting a new accounting standard in January 2017 which requires all income tax effects of share-based payment awards to be recognized in the income statement when the awards are settled, whereas previously the tax benefits in excess of compensation cost were recorded in equity, and a portion of our income from internal financing being untaxed or taxed at rates substantially lower than the U.S. federal statutory rate, partially offset by the impairment of goodwill within our E&P segment during the three months ended March 31, 2017 resulting in the write off of $6.3 million of goodwill that was not deductible for tax purposes, reducing our tax benefit by $2.4 million.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented.  The following tables reflect a breakdown of our revenue and inter-company eliminations for the periods indicated (dollars in thousands of U.S. dollars).

	Three months ended March 31, 2017
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$768,346	$(2,200)	$766,146	70.2%
Solid waste disposal and transfer	357,025	(143,441)	213,584	19.6
Solid waste recycling	43,889	(2,584)	41,305	3.8
E&P waste treatment, recovery and disposal	39,821	(2,968)	36,853	3.4
Intermodal and other	33,765	(387)	33,378	3.0
Total	$1,242,846	$(151,580)	$1,091,266	100.0%

	Three months ended March 31, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$356,598	$(1,321)	$355,277	69.0%
Solid waste disposal and transfer	170,083	(66,034)	104,049	20.2
Solid waste recycling	10,619	(639)	9,980	2.0
E&P waste treatment, recovery and disposal	32,851	(2,366)	30,485	5.9
Intermodal and other	14,889	-	14,889	2.9
Total	$585,040	$(70,360)	$514,680	100.0%

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

Under the current orientation, our Southern segment services customers located in Alabama, Arkansas, Florida, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, eastern Tennessee, Vermont and Wisconsin; our Canada segment services customers located in the provinces of Alberta, British Columbia, Manitoba, Ontario and Québec; and our Central segment services customers located in Arizona, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming. The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands of U.S. dollars and as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2017		2016
Southern	$280,123	25.7%	$36,919	7.2%
Western	235,590	21.6	219,234	42.6
Eastern	231,487	21.2	107,795	20.9
Canada	163,035	14.9	-	-
Central	144,309	13.2	119,937	23.3
E&P	36,722	3.4	30,795	6.0
	$1,091,266	100.0%	$514,680	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands of U.S. dollars and as a percentage of segment revenues for the periods indicated:

	Three months ended March 31,
	2017		2016
Southern	$68,940	24.6%	$9,489	25.7%
Western	75,569	32.1	73,789	33.7
Eastern	65,450	28.3	34,614	32.1
Canada	57,300	35.1	-	-
Central	52,652	36.5	43,853	36.6
E&P	14,545	39.6	6,549	21.3
Corporate(a)	(15,621)	-	(8,488)	-
	$318,835	29.2%	$159,806	31.0%

____________________

(a)       Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.  Amounts reflected are net of allocations to the six operating segments.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 10 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue and segment EBITDA for our reportable segments for the three month period ended March 31, 2017, compared to the three month period ended March 31, 2016, are discussed below:

Segment Revenue

Revenue in our Southern segment increased $243.2 million, or 658.8%, to $280.1 million for the three months ended March 31, 2017, from $36.9 million for the three months ended March 31, 2016.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2016, of $240.2 million, solid waste volume increases of $0.8 million primarily from volume increases in roll off collection, transfer station and landfill municipal solid waste, net price increases of $1.9 million and other revenue increases of $0.3 million.

Revenue in our Western segment increased $16.4 million, or 7.5%, to $235.6 million for the three months ended March 31, 2017, from $219.2 million for the three months ended March 31, 2016.  The components of the increase consisted of solid waste volume increases of $7.4 million associated with residential collection, commercial collection, roll off collection, landfill municipal solid waste and landfill special waste, net price increases of $3.0 million, increased recyclable commodity sales of $4.0 million resulting from improvements in the price of recyclable commodities, net revenue growth from acquisitions and divestitures closed during, or subsequent to, the three months ended March 31, 2016, of $0.7 million and increased intermodal revenues of $1.5 million resulting from higher intermodal cargo volume, partially offset by other revenue decreases of $0.2 million.

Revenue in our Eastern segment increased $123.7 million, or 114.7%, to $231.5 million for the three months ended March 31, 2017, from $107.8 million for the three months ended March 31, 2016.  The components of the increase consisted of revenue growth from acquisitions and divestitures closed during, or subsequent to, the three months ended March 31, 2016, of $115.3 million, solid waste volume increases of $3.3 million associated with roll off collection, transfer station, landfill municipal solid waste and landfill special waste, net price increases of $3.0 million and increased recyclable commodity sales of $2.1 million resulting from improvements in the price of recyclable commodities.

Revenue in our Canada segment was $163.0 million for the three months ended March 31, 2017. Our Canada segment was formed in conjunction with the Progressive Waste acquisition on June 1, 2016; therefore, we did not recognize revenue in this segment prior to the close of the Progressive Waste acquisition.

Revenue in our Central segment increased $24.4 million, or 20.3%, to $144.3 million for the three months ended March 31, 2017, from $119.9 million for the three months ended March 31, 2016.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2016, of $19.6 million, net price increases of $4.7 million, increased recyclable commodity sales of $1.0 million resulting from improvements in the price of recyclable commodities and other revenue increases of $0.4 million, partially offset by solid waste volume decreases of $1.3 million primarily from declines in residential collection and landfill municipal solid waste.

Revenue in our E&P segment increased $5.9 million, or 19.2%, to $36.7 million for the three months ended March 31, 2017, from $30.8 million for the three months ended March 31, 2016. The components of the increase consisted of $6.1 million from higher E&P volumes, primarily in our E&P disposal operations in the Permian Basin and Louisiana, partially offset by $0.2 million from reduced solid waste volumes at non-E&P operations managed by our E&P segment.

Segment EBITDA

Segment EBITDA in our Southern segment increased $59.4 million, or 626.5%, to $68.9 million for the three months ended March 31, 2017, from $9.5 million for the three months ended March 31, 2016.  The increase was due primarily to an increase in revenues of $243.2 million, partially offset by a net $181.7 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.7 million due to variability in the timing and severity of major repairs, an increase in direct and administrative labor expenses of $0.5 million due primarily to employee pay rate increases and $0.9 million of other net expense increases.

The Progressive Waste acquisition contributed $239.7 million of revenue and $57.9 million of EBITDA to our Southern segment for the three months ended March 31, 2017. The reported EBITDA amounts include charges for allocated corporate overhead.

Segment EBITDA in our Western segment increased $1.8 million, or 2.4%, to $75.6 million for the three months ended March 31, 2017, from $73.8 million for the three months ended March 31, 2016.  The increase was due primarily to an increase in revenues of $16.4 million and a decrease in corporate overhead expense allocations of $1.3 million due to a lower overhead allocation rate, partially offset by an increase in direct and administrative labor expenses of $3.3 million due primarily to employee pay rate increases, an increase in taxes on revenues of $2.3 million due to the aforementioned increase in revenues, an increase in employee benefits expenses of $2.0 million due to increased severity of medical claims, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.3 million due to variability in the timing and severity of major repairs, an increase in fuel expense of $1.1 million due to increases in the market price of diesel fuel, an increase in expenses for auto and workers’ compensation claims of $0.9 million due to adjustments to prior year claims, an increase in third-party trucking and transportation expenses of $0.9 million due to increased disposal volumes that require transportation to our landfills, an increase in third-party disposal expense of $0.8 million due to increased collection volumes and disposal rate increases, an increase in rail transportation expenses at our intermodal operations of $0.6 million due to increased rail cargo volume, an increase in expenses for uncollectable accounts receivable of $0.5 million, an increase in expenses associated with the purchase of recyclable commodities of $0.4 million due to increased recyclable commodity values and $1.8 million of other net expense increases.

Segment EBITDA in our Eastern segment increased $30.9 million, or 89.1%, to $65.5 million for the three months ended March 31, 2017, from $34.6 million for the three months ended March 31, 2016.  The increase was due primarily to an increase in revenues of $123.7 million, a decrease in corporate overhead expense allocations of $1.6 million due to a lower overhead allocation rate and a decrease in third party disposal expenses of $0.9 million due primarily to increased internal disposal of waste at our transfer stations and landfills in the Albany, NY market, partially offset by a net $88.7 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $1.4 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.3 million due to variability in the timing and severity of major repairs, an increase in third-party trucking and transportation expenses of $1.3 million due to increased disposal volumes that require transportation to our landfills, an increase in taxes on revenues of $0.9 million resulting from the aforementioned increase in revenues, an increase in employee benefits expenses of $0.7 million due to increased severity of medical claims, an increase in fuel expense of $0.4 million due to increases in the market price of diesel fuel and $0.6 million of other net expense increases.

The Progressive Waste acquisition contributed $70.1 million of revenue and $19.1 million of EBITDA to our Eastern segment for the three months ended March 31, 2017. The reported EBITDA amounts include charges for allocated corporate overhead.

Segment EBITDA in our Canada segment was $57.3 million for the three months ended March 31, 2017.  Our Canada segment was formed in conjunction with the Progressive Waste acquisition on June 1, 2016; therefore, we did not report EBITDA for this segment prior to the close of the Progressive Waste acquisition. The segment EBITDA was comprised of $163.0 million of acquired revenues, less the following expenses: direct labor and related benefits expenses of $34.4 million; disposal expenses of $17.3 million; SG&A and allocated corporate overhead expenses of $21.1 million; truck, container, equipment and facility maintenance and repair expenses of $10.3 million; third-party trucking and transportation expenses of $6.1 million; fuel expenses of $6.2 million; expenses related to the purchase and processing of recyclable commodities of $2.4 million; auto and workers’ compensation expenses of $3.4 million; and $4.5 million of all other net expenses.

Segment EBITDA in our Central segment increased $8.8 million, or 20.1%, to $52.7 million for the three months ended March 31, 2017, from $43.9 million for the three months ended March 31, 2016.  The increase was due primarily to an increase in revenues of $24.4 million and a decrease in corporate overhead expense allocations of $0.8 million due to a lower overhead allocation rate, partially offset by a net $11.5 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $1.4 million due primarily to employee pay rate increases and a decrease in unfilled positions, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.3 million due to variability in the timing and severity of major repairs, an increase in employee benefits expenses of $0.9 million due to increased severity of medical claims, an increase in taxes on revenues of $0.9 million resulting from the aforementioned increase in revenues and $0.4 million of other net expense increases.

The Progressive Waste acquisition contributed $17.5 million of revenue and $6.1 million of EBITDA to our Central segment for the three months ended March 31, 2017. The reported EBITDA amounts include charges for allocated corporate overhead.

Segment EBITDA in our E&P segment increased $8.0 million, or 122.1%, to $14.5 million for the three months ended March 31, 2017, from $6.5 million for the three months ended March 31, 2016.  The increase was due primarily to a $5.9 million increase in revenues and a decrease in corporate overhead expense allocations of $0.6 million due primarily to a lower overhead allocation rate, decreased direct and indirect employee wage expenses of $1.7 million due to headcount reductions implemented subsequent to March 31, 2016 attributable to a reduction in our operations resulting from the decline in the level of drilling and production activity that began to decline in 2014 and continued to decline through 2015 and into early 2016 and $0.6 million of other net expense decreases, partially offset by an increase in cell processing remediation expenses of $0.8 million due to increases in E&P volumes processed at our Louisiana operations during the three months ended March 31, 2017.

Segment EBITDA at Corporate decreased $7.1 million, to a loss of $15.6 million for the three months ended March 31, 2017, from a loss of $8.5 million for the three months ended March 31, 2016.  The loss was due to an increase in share-based compensation expenses of $6.5 million resulting from time-lapse vesting and changes to the fair value of awards granted by Progressive Waste prior to the June 1, 2016 closing of the Progressive Waste acquisition to employees of Progressive Waste who were retained as employees of New Waste Connections following the closing and which awards were continued by New Waste Connections, an increase in accrued recurring cash incentive compensation expense to our management of $5.1 million due to the achievement of interim financial targets during the three months ended March 31, 2017 and the addition of accrued cash incentive compensation expense for the retained Progressive Waste employees, an increase in legal, accounting and information technology professional fee expenses of $3.3 million due to increased support required as a result of growth from the acquisition of Progressive Waste, an increase of $2.1 million resulting from employee relocation expenses and professional fees incurred to integrate the operations of Progressive Waste into New Waste Connections, an increase in payroll expenses and employee benefits of $2.1 million due to increased corporate headcount to support the operations of Progressive Waste and annual compensation increases, an increase in corporate travel, meetings and training expenses of $1.7 million resulting from the integration of employees of Progressive Waste into New Waste Connections, an increase in software license fees of $1.3 million to support our new payroll processing application and computer applications acquired in the Progressive Waste acquisition, an increase in equity-based compensation expenses of $1.0 million associated with our annual recurring grant of restricted share units to our personnel, an increase in employee relocation expenses of $0.9 million associated with corporate personnel added to support the additional administrative oversight resulting from the Progressive Waste acquisition, an increase in deferred compensation expense of $0.7 million resulting from deferred compensation liabilities to employees increasing as a result of increases in the market value of investments to which employee deferred compensation balances are tracked, an increase of $0.7 million resulting from severance-related expenses payable to Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the Progressive Waste acquisition and $1.8 million of other net expense increases, partially offset by an increase in corporate overhead allocated to our segments of $13.0 million due to an increase in total corporate expenses to support the operations acquired in the Progressive Waste acquisition and a decrease in direct acquisition expenses of $7.1 million attributable primarily to costs incurred in the prior year period attributable to the acquisition of Progressive Waste. During the three months ended March 31, 2017, the allocation rate for charging corporate overhead to our segments was 2.75% of budgeted revenues, a decrease from 3.5% for the three months ended March 31, 2016, as a result of allocating our total corporate expenses over a larger group of operations resulting from the Progressive Waste acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the three month periods ended March 31, 2017 and 2016 (in thousands of U.S. dollars):

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$287,477	$164,716
Net cash used in investing activities	(412,859)	(59,042)
Net cash provided by (used in) financing activities	239,414	(107,385)
Effect of exchange rate changes on cash and equivalents	82	-
Net increase (decrease) in cash and equivalents	114,114	(1,711)
Cash and equivalents at beginning of period	154,382	10,974
Less: change in cash held for sale	(27)	-
Cash and equivalents at end of period	$268,469	$9,263

Operating Activities Cash Flows

For the three months ended March 31, 2017, net cash provided by operating activities was $287.5 million.  For the three months ended March 31, 2016, net cash provided by operating activities was $164.7 million.  The $122.8 million increase was due primarily to the following:

1)	A decrease in net income of $30.0 million, adjusted for a decrease in cash flows from operating assets and liabilities, net of effects from closed acquisitions, of $41.4 million. Cash flows from changes in operating assets and liabilities, net of effects from acquisitions, was a cash outflow of $10.8 million for the three months ended March 31, 2017 and a cash inflow of $30.6 million for the three months ended March 31, 2016. The significant components of the $10.8 million in net cash outflows from changes in operating assets and liabilities, net of effects from closed acquisitions, for the three months ended March 31, 2017, include the following:
a)	an increase in cash resulting from a $7.8 million decrease in prepaid expenses and other current assets due primarily to a decrease in prepaid income taxes;
b)	an increase in cash resulting from an $5.0 million decrease in accounts receivable due to seasonally decreased revenues, with improved collection results, contributing to a lower amount of revenues remaining uncollected at the end of the current period;
c)	an increase in cash resulting from a $3.7 million increase in deferred revenue due primarily to increased solid waste collection revenues and the timing of billing for those services; less

d)	a decrease in cash resulting from a $15.0 million decrease in accounts payable and accrued liabilities due primarily to a reduction in accrued cash incentive compensation expense due to the payment of annual cash incentive compensation for 2016 during the three months ended March 31, 2017, partially offset by an increase in accrued interest due to the timing of interest payments under our note agreements, an increase in accrued employee vacation expenses due to the timing of employees receiving vacation benefits and an increase in accrued payroll-related expenses due to the timing of our bi-weekly payroll cycles; less
e)	a decrease in cash resulting from a $12.2 million decrease in other long-term liabilities due primarily to the cash settlement of equity-based compensation awards granted to Progressive Waste employees prior to the June 1, 2016 acquisition date that continued to remain outstanding following the close of the Progressive Waste acquisition;
2)	An increase in the loss on disposal of assets and impairments of $129.7 million due primarily to the impairment of goodwill at our E&P segment and recording an expense charge to adjust the carrying cost of assets held for disposal to fair market value;
3)	An increase in depreciation expense of $64.3 million due primarily to increased depreciation expense resulting from increased capital expenditures and property, equipment and landfill assets acquired in the Progressive Waste and Groot acquisitions;
4)	An increase in amortization expense of $17.8 million due primarily to intangible assets acquired in the Progressive Waste and Groot acquisitions;
5)	An increase in share-based compensation expense of $7.7 million due primarily to an increase in the total fair value of our annual recurring grant of restricted share units and performance share units to our personnel, expenses associated from time-lapse vesting and changes to the fair value of share-based compensation awards granted to Progressive Waste employees prior to the June 1, 2016 acquisition date that continued to remain outstanding following the close of the Progressive Waste acquisition;
6)	An increase of $11.4 million attributable to post-closing adjustments resulting primarily in a net increase in the fair value of amounts payable under a liability-classified contingent consideration arrangement associated with an acquisition closed by Progressive Waste in 2015; less
7)	A decrease in our provision for deferred taxes of $44.0 million due primarily to the aforementioned impairment of goodwill at our E&P segment and recording an expense charge to adjust the carrying cost of assets held for disposal to fair market value resulting in the reduction of corresponding deferred tax liabilities.

As of March 31, 2017, we had a working capital surplus of $152.2 million, including cash and equivalents of $268.5 million.  Our working capital surplus increased $101.0 million from a working capital surplus of $51.2 million at December 31, 2016, including cash and equivalents of $154.4 million, due primarily to increased cash balances, increased prepaid income taxes and the inclusion of working capital acquired in the Progressive Waste acquisition. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $353.9 million to $412.9 million for the three months ended March 31, 2017, from $59.0 million for the three months ended March 31, 2016. The significant components of the decrease include the following:

1)	An increase in cash paid for acquisitions of $340.7 million due primarily to the January 2017 acquisition of Groot; and
2)	An increase in capital expenditures for property and equipment of $34.6 million; less
3)	An increase in cash proceeds from the disposal of assets of $18.1 million due primarily to the sale of assets at our Washington D.C. operations, which were divested in February 2017.

The increase in capital expenditures for property and equipment was due primarily to increases in expenditures resulting from the January 2017 acquisition of Groot and the June 2016 Progressive Waste acquisition, less a decrease in expenditures for new land purchases and landfill cell construction at operations owned in the comparable periods.

Financing Activities Cash Flows

Net cash from financing activities increased $346.8 million to net cash provided by financing total of $239.4 million for the three months ended March 31, 2017, from net cash used in financing activities of $107.4 million for the three months ended March 31, 2016.  The significant components of the increase include the following:

1)	An increase in the net change in long-term borrowings of $347.7 million (long-term borrowings decreased $82.0 million during the three months ended March 31, 2016 and increased $265.7 million during the three months ended March 31, 2017) due primarily to increased payments for acquisitions; and
2)	An increase in cash dividends paid of $13.9 million due primarily to an increase in our quarterly dividend rate to $0.18 per share for the three months ended March 31, 2017, from $0.145 per share for the three months ended March 31, 2016, and an increase in common shares outstanding resulting from the acquisition of Progressive Waste; less
3)	An increase of $20.2 million from an increase in book overdraft due to a higher volume of outstanding checks resulting from the acquisition of Progressive Waste.

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

For the three months ended March 31, 2017, we did not repurchase any common shares pursuant to the NCIB. For the three months ended March 31, 2016, Old Waste Connections did not repurchase any common shares pursuant to its stock repurchase program.

The Board of Directors of Old Waste Connections authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2016, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.035, from $0.145 to $0.18 per share. Cash dividends of $31.7 million and $17.8 million were paid during the three months ended March 31, 2017 and 2016, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $91.2 million in capital expenditures during the three months ended March 31, 2017.  We expect to make capital expenditures of approximately $450 million in 2017 in connection with our existing business.  We have funded and intend to fund the balance of our planned 2017 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement.  In addition, we may make substantial additional capital expenditures in acquiring MSW and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital.  Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of March 31, 2017, $1.638 billion under the term loan and $636.9 million under the revolving credit facility were outstanding under our Credit Agreement, exclusive of outstanding standby letters of credit of $227.0 million.  Our Credit Agreement matures in June 2021.

As of March 31, 2017, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$3,971,890	$11,439	$244,023	$2,530,697	$1,185,731
Cash interest payments	$591,636	$107,758	$211,449	$144,320	$128,109
Contingent consideration	$78,130	$29,465	$3,224	$11,313	$34,128
Final capping, closure and post-closure	$1,362,409	$16,164	$21,315	$18,480	$1,306,450

____________________

Long-term debt payments include:

1)	$636.9 million in principal payments due June 2021 related to our revolving credit facility under our Credit Agreement. We may elect to draw amounts on our Credit Agreement in either U.S. dollar base rate loans or LIBOR loans or Canadian dollar Canadian prime rate loans or Bankers’ Acceptance loans. At March 31, 2017, $350.6 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. LIBOR rate loans, which bear interest at the U.S. LIBOR rate plus the applicable U.S. LIBOR rate margin (for a total rate of 2.02% at March 31, 2017), $3.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. base rate loans, which bear interest at the U.S. base rate plus the applicable U.S. base rate margin (for a total rate of 4.25% at March 31, 2017), $11.3 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based Canadian prime rate loans, which bear interest at the Canadian prime rate plus the applicable Canadian prime rate margin (for a total rate of 2.95% at March 31, 2017) and $272.0 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based Bankers’ Acceptance loans, which bear interest at the Canadian Dollar Offered Rate plus the applicable acceptance fee (for a total rate of 2.11% at March 31, 2017).

2)	$1.638 billion in principal payments due June 2021 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At March 31, 2017, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable LIBOR margin (for a total rate of 2.18% at March 31, 2017).

3)	$50.0 million in principal payments due 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2018 Notes bear interest at a rate of 4.00%.

4)	$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2019 Notes bear interest at a rate of 5.25%.

5)	$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2021 Notes bear interest at a rate of 4.64%.

6)	$150.0 million in principal payments due 2021 related to our new 2021 Notes. Holders of the new 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the new 2021 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The new 2021 Notes bear interest at a rate of 2.39%.

7)	$125.0 million in principal payments due 2022 related to our 2022 Notes. Holders of the 2022 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2022 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2022 Notes bear interest at a rate of 3.09%.

8)	$200.0 million in principal payments due 2023 related to our 2022 Notes. Holders of the 2023 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2023 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2023 Notes bear interest at a rate of 2.75%.

9)	$375.0 million in principal payments due 2025 related to our 2025 Notes. Holders of the 2025 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2025 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2025 Notes bear interest at a rate of 3.41%.

10)	$400.0 million in principal payments due 2026 related to our 2026 Notes. Holders of the 2026 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2026 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2026 Notes bear interest at a rate of 3.03%.

11)	$95.4 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (ranging between 0.90% and 0.96% at March 31, 2017). The tax-exempt bonds have maturity dates ranging from 2018 to 2039.

12)	$27.0 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.00% and 24.81% at March 31, 2017, and have maturity dates ranging from 2017 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin, the Canadian Dollar Offered Rate plus the applicable acceptance fee and the Canadian prime rate plus the applicable Canadian prime rate margin at March 31, 2017. We assumed the Credit Agreement is paid off when it matures in June 2021.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the expiration of the term of the swaps.

Contingent consideration payments include $58.3 million recorded as liabilities in our Condensed Consolidated Financial Statements at March 31, 2017, and $19.8 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$166,526	$28,094	$40,816	$28,180	$69,436
Unconditional purchase obligations	$41,751	$32,250	$9,501	$-	$-

____________________

(1)	We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At March 31, 2017, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 17.6 million gallons remaining to be purchased for a total of $41.8 million. The current fuel purchase contracts expire on or before December 31, 2018. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2017, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations.  We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $876.7 million and $862.7 million at March 31, 2017 and December 31, 2016, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2017, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the three month periods ended March 31, 2017 and 2016, at all of our landfills during the respective period, is shown below (tons in thousands):

	Three months ended March 31,
	2017		2016
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned operational landfills and landfills operated under life-of-site agreements	87	9,455	59	5,182
Operated landfills	6	127	5	126
	93	9,582	64	5,308

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests.  We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures.  Other companies may calculate adjusted free cash flow differently.  Our adjusted free cash flow for the three month periods ended March 31, 2017 and 2016, are calculated as follows (amounts in thousands of U.S. dollars):

	Three months ended March 31,
	2017	2016
Net cash provided by operating activities	$287,477	$164,716
Plus (less): Change in book overdraft	20,047	(151)
Plus: Proceeds from disposal of assets	18,815	681
Plus: Excess tax benefit associated with equity-based compensation	-	4,434
Less: Capital expenditures for property and equipment	(91,205)	(56,575)
Less: Distributions to noncontrolling interests	-	(4)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	-	33
Cash received for divestitures (b)	(17,400)	-
Transaction-related expenses (c)	1,744	685
Integration-related and other expenses (d)	459	-
Pre-existing Progressive Waste share-based grants (e)	12,714	-
Synergy bonus (f)	11,798	-
Tax effect (g)	(6,959)	(261)
Adjusted free cash flow	$237,490	$113,558

____________________

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the elimination of cash received in conjunction with the divestiture of Progressive Waste operations.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects the addback of professional fees and other integration-related items, including severance and rebranding costs, associated with the Progressive Waste acquisition.
(e)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards exercised during the period.
(f)	Reflects the addback of cash bonuses paid pursuant to the Company’s Synergy Bonus Program adopted on July 19, 2016 in conjunction with the Progressive Waste acquisition.
(g)	The aggregate tax effect of footnotes (a) through (f) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry.  Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted EBITDA as net income attributable to Waste Connections, plus net income attributable to noncontrolling interests, plus or minus income tax provision (benefit), plus interest expense, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income, plus foreign currency transaction loss, less foreign currency transaction gain.  We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate adjusted EBITDA differently.  Our adjusted EBITDA for the three month periods ended March 31, 2017 and 2016, are calculated as follows (amounts in thousands of U.S. dollars):

	Three months ended March 31,
	2017	2016
Net income attributable to Waste Connections	$14,874	$44,842
Plus: Net income attributable to noncontrolling interests	146	175
Plus (less): Income tax provision (benefit)	(16,871)	29,000
Plus: Interest expense	29,131	17,184
Plus: Depreciation and amortization	150,750	68,591
Plus: Closure and post-closure accretion	2,917	1,116
Plus: Impairments and other operating items	141,681	236
Less: Other income, net	(1,466)	(222)
Plus: Foreign currency transaction loss	590	-
Adjustments:
Plus: Transaction-related expenses (a)	1,744	8,815
Plus: Pre-existing Progressive Waste share-based grants (b)	6,475	-
Plus: Integration-related and other expenses (c)	2,828	-
Adjusted EBITDA	$332,799	$169,737

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects share-based compensation costs, including changes in fair value, associated with share-based awards granted by Progressive Waste outstanding at the time of the Progressive Waste acquisition.
(c)	Reflects the addback of professional fees and other integration-related items, including severance and rebranding costs, associated with the Progressive Waste acquisition.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently.  Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three month periods ended March 31, 2017 and 2016, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three months ended March 31,
	2017	2016
Reported net income attributable to Waste Connections	$14,874	$44,842
Adjustments:
Amortization of intangibles (a)	25,510	7,694
Impairments and other operating items (b)	141,681	236
Transaction-related expenses (c)	1,744	8,815
Pre-existing Progressive Waste share-based grants (d)	6,475	-
Integration-related and other expenses (e)	2,828	-
Tax effect (f)	(62,763)	(6,371)
Adjusted net income attributable to Waste Connections	$130,349	$55,216

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.08	$0.36
Adjusted net income	$0.74	$0.45

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects share-based compensation costs, including changes in fair value, associated with share-based awards granted by Progressive Waste outstanding at the time of the Progressive Waste acquisition.
(e)	Reflects the addback of professional fees and other integration-related items, including severance and rebranding costs, associated with the Progressive Waste acquisition.
(f)	The aggregate tax effect of the adjustments in footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.

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

At March 31, 2017, our derivative instruments included 11 interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at March 31, 2017 and December 31, 2016, of $1.920 billion and $1.594 billion, respectively, including floating rate debt under our Credit Agreement and floating rate tax-exempt bond obligations.  A one percentage point increase in interest rates on our variable-rate debt as of March 31, 2017 and December 31, 2016, would decrease our annual pre-tax income by approximately $19.2 million and $15.9 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  We purchase approximately 64.0 million gallons of fuel per year; therefore, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases.

At March 31, 2017, our derivative instruments included four fuel hedge agreements as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  For the year ending December 31, 2017, we expect to purchase approximately 64.0 million gallons of fuel, of which 33.9 million gallons will be purchased at market prices, 18.1 million gallons will be purchased under our fixed price fuel purchase contracts and 12.0 million gallons are hedged at a fixed price under our fuel hedge agreements. During the nine month period of April 1, 2017 to December 31, 2017, we expect to purchase approximately 25.5 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining nine months in 2017 would decrease our pre-tax income during this period by approximately $2.5 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 71 recycling operations and sell other collected recyclable materials to third parties for processing before resale.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the three months ended March 31, 2017 and 2016, would have had a $4.1 million and $1.0 million impact on revenues for the three months ended March 31, 2017 and 2016, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2017, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we disclosed a material weakness in our internal control over financial reporting after discovering immaterial errors in the valuation of certain assets in the application of the acquisition method of accounting for business combinations related to the Progressive Waste acquisition.  On January 3, 2017, we completed the acquisition of Groot Industries and were thus able to test the improvements and additional controls set forth in our remediation plan.  Specifically, we enhanced our review procedures and the retention of evidence of such review procedures over the development and application of inputs, assumptions, and calculations used in fair value measurements associated with business combinations.  As of March 31, 2017, management has completed testing necessary to conclude that this material weakness has been remediated, and we will continue to evaluate the ongoing effectiveness of these controls throughout the remainder of 2017.

Other than remediation actions noted above, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2017.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our legal proceedings can be found in Note 17 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 6.	Exhibits

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: April 28, 2017	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: April 28, 2017	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment dated June 1, 2016 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 7, 2016)
3.2	Articles of Amalgamation dated June 1, 2016 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 7, 2016)
3.3	By-laws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed on June 7, 2016)
4.1	Master Note Purchase Agreement, dated as of June 1, 2016 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on June 7, 2016)
4.2	First Supplement to Master Note Purchase Agreement, dated as of February 13, 2017, including forms of the 2017A Notes filed as exhibits thereto (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on February 17, 2017)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document