Form 10-Q
period 2017-06-30
Waste Connections, Inc.
filed 2017-07-26
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 20, 2017:        263,636,010 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$399,741	$154,382
Accounts receivable, net of allowance for doubtful accounts of $14,947 and $13,160 at June 30, 2017 and December 31, 2016, respectively	547,671	485,138
Current assets held for sale	8,731	6,339
Prepaid expenses and other current assets	93,053	97,533
Total current assets	1,049,196	743,392

Property and equipment, net	4,729,335	4,738,055
Goodwill	4,589,573	4,390,261
Intangible assets, net	1,083,787	1,067,158
Restricted assets	60,393	63,406
Long-term assets held for sale	79,448	33,989
Other assets, net	63,631	67,664
	$11,655,363	$11,103,925
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$239,150	$251,253
Book overdraft	30,585	10,955
Accrued liabilities	270,621	269,402
Deferred revenue	140,070	134,081
Current portion of contingent consideration	27,097	21,453
Current liabilities held for sale	6,365	3,383
Current portion of long-term debt and notes payable	11,511	1,650
Total current liabilities	725,399	692,177

Long-term debt and notes payable	3,963,909	3,616,760
Long-term portion of contingent consideration	31,218	30,373
Long-term liabilities held for sale	463	-
Other long-term liabilities	304,179	331,074
Deferred income taxes	822,209	778,664
Total liabilities	5,847,377	5,449,048

Commitments and contingencies (Note 17)

Equity:
Common shares: 263,637,093 shares issued and 263,425,440 shares outstanding at June 30, 2017; 263,140,777 shares issued and 262,803,380 shares outstanding at December 31, 2016	4,184,489	4,174,808
Additional paid-in capital	102,479	102,220
Accumulated other comprehensive income (loss)	26,108	(43,001)
Treasury shares: 211,653 and 337,397 shares at June 30, 2017 and December 31, 2016, respectively	-	-
Retained earnings	1,487,171	1,413,488
Total Waste Connections’ equity	5,800,247	5,647,515
Noncontrolling interest in subsidiaries	7,739	7,362
Total equity	5,807,986	5,654,877
	$11,655,363	$11,103,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues	$1,175,569	$727,639	$2,266,835	$1,242,319
Operating expenses:
Cost of operations	685,900	416,262	1,329,281	703,453
Selling, general and administrative	126,350	152,737	255,400	220,419
Depreciation	132,827	84,348	258,067	145,245
Amortization of intangibles	24,762	14,081	50,272	21,775
Impairments and other operating items	(1,180)	(3,284)	140,501	(3,048)
Operating income	206,910	63,495	233,314	154,475

Interest expense	(31,160)	(20,485)	(60,291)	(37,670)
Other income (expense), net	1,860	(714)	3,326	(492)
Foreign currency transaction gain (loss)	(1,048)	689	(1,638)	689
Income before income tax provision	176,562	42,985	174,711	117,002
Income tax provision	(52,675)	(15,265)	(35,804)	(44,265)
Net income	123,887	27,720	138,907	72,737
Less: Net income attributable to noncontrolling interests	(231)	(231)	(377)	(406)
Net income attributable to Waste Connections	$123,656	$27,489	$138,530	$72,331
Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.47	$0.13	$0.53	$0.37
Diluted	$0.47	$0.13	$0.52	$0.37
Shares used in the per share calculations:
Basic	263,387,338	210,305,335	263,225,541	197,244,873
Diluted	264,109,594	210,880,732	264,007,307	198,036,792

Cash dividends per common share	$0.12	$0.097	$0.24	$0.193

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$123,887	$27,720	$138,907	$72,737
Other comprehensive income, before tax:
Interest rate swap amounts reclassified into interest expense	760	1,693	1,841	3,403
Fuel hedge amounts reclassified into cost of operations	1,012	1,473	1,976	3,274
Changes in fair value of interest rate swaps	(2,904)	(3,826)	(1,876)	(10,514)
Changes in fair value of fuel hedges	(1,164)	1,629	(4,389)	324
Foreign currency translation adjustment	53,193	12,651	70,627	12,651
Other comprehensive income, before tax	50,897	13,620	68,179	9,138
Income tax (expense) benefit related to items of other comprehensive income	(1,338)	(346)	930	1,360
Other comprehensive income, net of tax	49,559	13,274	69,109	10,498
Comprehensive income	173,446	40,994	208,016	83,235
Less: Comprehensive income attributable to noncontrolling interests	(231)	(231)	(377)	(406)
Comprehensive income attributable to Waste Connections	$173,215	$40,763	$207,639	$82,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	Waste Connections’ Equity
	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Treasury Shares		Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Earnings	Interests	Total
Balances at December 31, 2016	262,803,383	$4,174,808	$102,220	$(43,001)	337,397	$-	$1,413,488	$7,362	$5,654,877
Sale of common shares held in trust	125,744	7,735	-	-	(125,744)	-	-	-	7,735
Vesting of restricted share units	534,881	-	-	-	-	-	-	-	-
Vesting of performance-based restricted share units	122,786	-	-	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	36,619	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of equity-based compensation	(247,927)	-	(13,621)	-	-	-	-	-	(13,621)
Equity-based compensation	-	-	13,880	-	-	-	-	-	13,880
Exercise of options and warrants	49,954	1,946	-	-	-	-	-	-	1,946
Cash dividends on common shares	-	-	-	-	-	-	(63,463)	-	(63,463)
Amounts reclassified into earnings, net of taxes	-	-	-	2,575	-	-	-	-	2,575
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(4,093)	-	-	-	-	(4,093)
Foreign currency translation adjustment	-	-	-	70,627	-	-	-	-	70,627
Cumulative effect adjustment from adoption of new accounting pronouncement	-	-	-	-	-	-	(1,384)	-	(1,384)
Net income	-	-	-	-	-	-	138,530	377	138,907
Balances at June 30, 2017	263,425,440	$4,184,489	$102,479	$26,108	211,653	$-	$1,487,171	$7,739	$5,807,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	Waste Connections’ Equity
	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Treasury Shares		Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Earnings	Interests	Total
Balances at December 31, 2015	183,563,933	$1,224	$736,652	$(12,171)	-	$-	$1,259,495	$6,584	$1,991,784
Conversion of Old Waste Connections’ common shares into common shares of New Waste Connections	-	650,552	(650,552)	-	-	-	-	-	-
Issuance of common shares to acquire Progressive Waste	78,218,878	3,503,162	-	-	-	-	-	-	3,503,162
Acquired common shares held in trust	-	-	-	-	735,168	-	-	-	-
Sale of common shares held in trust	172,658	8,436	-	-	(172,658)	-	-	-	8,436
Vesting of restricted share units	596,728	-	-	-	-	-	-	-	-
Vesting of performance-based restricted share units	184,440	-	-	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	58,992	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of restricted share units	(276,771)	-	(11,349)	-	-	-	-	-	(11,349)
Equity-based compensation	-	-	13,026	-	-	-	-	-	13,026
Exercise of warrants	37,543	-	-	-	-	-	-	-	-
Excess tax benefit associated with equity-based compensation	-	-	5,015	-	-	-	-	-	5,015
Cash dividends on common shares	-	-	-	-	-	-	(35,585)	-	(35,585)
Amounts reclassified into earnings, net of taxes	-	-	-	4,130	-	-	-	-	4,130
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(6,283)	-	-	-	-	(6,283)
Foreign currency translation adjustment	-	-	-	12,651	-	-	-	-	12,651
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(3)	(3)
Net income	-	-	-	-	-	-	72,331	406	72,737
Balances at June 30, 2016	262,556,401	$4,163,374	$92,792	$(1,673)	562,510	$-	$1,296,241	$6,987	$5,557,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$138,907	$72,737
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	128,608	509
Depreciation	258,067	145,245
Amortization of intangibles	50,272	21,775
Foreign currency transaction (gain) loss	1,638	(689)
Deferred income taxes, net of acquisitions	(10,378)	25,363
Amortization of debt issuance costs	2,101	2,842
Share-based compensation	23,364	26,405
Interest income on restricted assets	(283)	(246)
Interest accretion	6,887	3,629
Excess tax benefit associated with equity-based compensation	-	(5,015)
Adjustments to contingent consideration	11,013	(2,495)
Payment of contingent consideration recorded in earnings	-	(132)
Net change in operating assets and liabilities, net of acquisitions	(58,290)	(30,282)
Net cash provided by operating activities	551,906	259,646

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(347,936)	(12,541)
Cash acquired in the Progressive Waste acquisition	-	65,745
Capital expenditures for property and equipment	(202,617)	(112,087)
Proceeds from disposal of assets	20,617	1,560
Change in restricted assets, net of interest income	3,689	113
Other	(1,732)	(696)
Net cash used in investing activities	(527,979)	(57,906)

Cash flows from financing activities:
Proceeds from long-term debt	864,952	3,352,676
Principal payments on notes payable and long-term debt	(585,762)	(3,461,005)
Payment of contingent consideration recorded at acquisition date	(5,565)	(4,109)
Change in book overdraft	19,479	1,998
Proceeds from option and warrant exercises	1,946	-
Excess tax benefit associated with equity-based compensation	-	5,015
Payments for cash dividends	(63,463)	(35,585)
Tax withholdings related to net share settlements of restricted share units	(13,621)	(11,349)
Distributions to noncontrolling interests	-	(3)
Debt issuance costs	(3,519)	(12,941)
Proceeds from sale of common shares held in trust	7,735	8,436
Other	(1,094)	-
Net cash provided by (used in) financing activities	221,088	(156,867)

Effect of exchange rate changes on cash and equivalents	649	(223)

Net increase in cash and equivalents	245,664	44,650
Cash and equivalents at beginning of period	154,382	10,974
Less: change in cash held for sale	(305)	-
Cash and equivalents at end of period	$399,741	$55,624

Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$136,090	$2,566,335
Non-cash consideration received for asset sales	$12,632	$-
Issuance of common shares to acquire Progressive Waste	$-	$3,503,162

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

The accompanying condensed consolidated financial statements relating to Waste Connections, Inc. (f/k/a Progressive Waste Solutions Ltd., and together with its subsidiaries, “New Waste Connections,” “WCI” or the “Company”) are the historical financial statements of Old Waste Connections for the three and six month periods ended June 30, 2017 and 2016, with the inclusion on June 1, 2016 of the fair value of the assets and liabilities acquired from Progressive Waste and the inclusion of the results of operations from the acquired Progressive Waste operations commencing on June 1, 2016.  In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

Revenue From Contracts With Customers. In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 for public entities, with early adoption permitted (but not earlier than the original effective date of the pronouncement). Based on the Company’s work to date, it believes it has identified all material contract types and costs that may be impacted by this amended guidance. The Company expects to quantify and disclose the expected impact, if any, of adopting this amended guidance in the Quarterly Report on Form 10-Q for the third quarter of 2017. While the Company is still evaluating the impact of the amended guidance, it currently does not expect it to have a material impact on operating revenues.

Upon adoption of the amended guidance, the Company anticipates recognizing an asset from the capitalization of sales incentives as contract acquisition costs. Under the amended guidance, sales incentives will be capitalized and amortized over the expected life of the customer relationship. Currently, the Company expenses approximately $16,000 in sales incentives annually. As noted above, the Company is still evaluating the possible impacts on the Company’s disclosures and on its consolidated financial statements, including potential changes in the classification of certain revenue streams and costs currently reported on a gross basis and the amount of sales incentives that will be capitalized. The Company is currently planning to adopt the amended guidance using the modified retrospective method as of January 1, 2018.

Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued guidance that requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The new standard is effective in fiscal years beginning after December 15, 2016, including interim periods within those years. The Company adopted this guidance as of January 1, 2017, which resulted in the Company’s current deferred tax assets being recorded as noncurrent on a retrospective basis. The Company’s current deferred tax assets were $82,440 and $89,177 at June 30, 2017 and December 31, 2016, respectively.

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

Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued guidance that identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including classification of awards as either equity or liabilities, an option to recognize gross share compensation expense with actual forfeitures recognized as they occur, certain classifications on the statement of cash flows and income tax consequences, including that all income tax effects of awards are to be recognized in the income statement when the awards are settled whereas previously the tax benefits in excess of compensation cost were recorded in equity. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. As such, the Company adopted this standard on January 1, 2017 and classified the excess tax benefits associated with equity-based compensation arrangements, which were $6,792 during the six months ended June 30, 2017, as a discrete item within Income tax provision on the Condensed Consolidated Statements of Net Income, rather than recognizing such excess income tax benefits in Additional paid-in capital on the Condensed Consolidated Statements of Equity. This reclassification was made on a prospective basis and also impacted the related classification on the Company’s Condensed Consolidated Statements of Cash Flows as excess tax benefits associated with equity-based compensation arrangements were previously reported in cash flows from operating activities and cash flows from financing activities. Under the new standard, excess tax benefits associated with equity-based compensation are only reported in cash flows from operating activities. Additionally, the Company now recognizes gross share compensation expense with actual forfeitures as they occur, which differs from the Company’s previous accounting policy to estimate forfeitures each period. Using the modified retrospective approach, the Company recorded a cumulative effect adjustment to Retained earnings of $1,384 for the differential between the amount of compensation cost previously recorded and the amount that would have been recorded without assuming forfeitures.

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

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued guidance that simplifies the accounting for goodwill impairment.  The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  All other goodwill impairment guidance will remain largely unchanged.  The new standard will be applied prospectively, and is effective for public companies for their annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company early adopted this new guidance on January 1, 2017.  During the year ended December 31, 2016, the Company did not record any impairment charges related to goodwill; however, the results of the Company’s annual impairment testing indicated that the carrying value of its E&P segment exceeded its fair value by more than $77,343, which was the carrying value of goodwill at its E&P segment at December 31, 2016.  Upon adopting this accounting guidance in the first quarter of 2017, the Company performed an updated impairment test for its E&P segment which showed its carrying value continued to exceed its fair value by an amount in excess of the carrying amount of goodwill, or $77,343. Therefore, the Company recorded an impairment charge of $77,343, consisting of the carrying amount of goodwill at its E&P segment at January 1, 2017, to Impairments and other operating charges in the Condensed Consolidated Statements of Net Income during the six months ended June 30, 2017.

Stock Compensation: Scope of Modification Accounting. In May 2017, the FASB issued guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new standard is effective prospectively for all companies for annual periods beginning on or after December 15, 2017.  Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

4.	RECLASSIFICATION

As disclosed within other footnotes of the financial statements, deferred tax amounts reported in the Company’s prior year have been reclassified to conform with the 2017 presentation.

5.	LANDFILL ACCOUNTING

At June 30, 2017, the Company owned or operated 68 municipal solid waste (“MSW”) landfills, 11 exploration and production (“E&P”) waste landfills, which only accept E&P waste, and 14 non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste. At June 30, 2017, the Company’s landfills consisted of 79 owned landfills, eight landfills operated under life-of-site operating agreements and six landfills operated under limited-term operating agreements.  The Company’s landfills had site costs with a net book value of $2,689,906 at June 30, 2017.  For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term.  Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of June 30, 2017, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 25 years.  As of June 30, 2017, the Company is seeking to expand permitted capacity at 16 of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 31 years, with lives ranging from approximately 1 to 196 years.

During the six months ended June 30, 2017 and 2016, the Company expensed $93,968 and $49,685, respectively, or an average of $4.51 and $3.92 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2017 and 2016 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects the Company’s long-term credit adjusted risk free rate as of the end of both 2016 and 2015.  The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2017 and 2016. The resulting final capping, closure and post-closure obligations are recorded on the condensed consolidated balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the six months ended June 30, 2017 and 2016, the Company expensed $5,775 and $2,763 respectively, or an average of $0.27 and $0.22 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2016 to June 30, 2017:

Final capping, closure and post-closure liability at December 31, 2016	$244,909
Adjustments to final capping, closure and post-closure liabilities	(30,703)
Liabilities incurred	7,280
Accretion expense associated with landfill obligations	5,775
Closure payments	(2,545)
Foreign currency translation adjustment	925
Final capping, closure and post-closure liability at June 30, 2017	$225,641

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

At June 30, 2017 and December 31, 2016, $57,135 and $55,388 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

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

Under the terms of the Merger Agreement, Old Waste Connections’ stockholders received 3.1152645 New Waste Connections shares for each Old Waste Connections share they owned. Immediately following the completion of the Progressive Waste acquisition, New Waste Connections also completed (i) a consolidation whereby every 3.1152645 common shares outstanding were converted into one common share (the “Consolidation”) and (ii) an amalgamation with a wholly-owned subsidiary whereby its legal name was changed from Progressive Waste Solutions Ltd. to Waste Connections, Inc. (the “Amalgamation”). Upon completion of the Progressive Waste acquisition, Old Waste Connections’ former stockholders owned approximately 70% of the Company, and Progressive Waste’s former shareholders owned approximately 30%. All share amounts stated herein reflect shares on a post-Consolidation basis.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The results of operations from the acquired Progressive Waste operations have been included in the Company’s Condensed Consolidated Financial Statements from June 1, 2016, the acquisition date.  Total revenues during the period from January 1, 2017 to June 30, 2017, generated from the operations acquired in the Progressive Waste acquisition and included within consolidated revenues, were $1,001,653. Total pre-tax earnings during the period from January 1, 2017 to June 30, 2017, generated from the operations acquired in the Progressive Waste acquisition and included within consolidated income before income taxes, were $116,887, and includes $50,377 of expenses recorded in Impairments and other operating items.

The following table summarizes the consideration transferred to acquire Progressive Waste and the amounts of identifiable assets acquired and liabilities assumed:

Fair value of consideration transferred:
Shares issued	$3,503,162
Debt assumed	1,729,274
5,232,436
Less: cash acquired	(65,768)
Net fair value of consideration transferred	5,166,668

Recognized amounts of identifiable assets acquired and liabilities assumed associated with the business acquired:
Accounts receivable	231,709
Prepaid expenses and other current assets	28,623
Restricted assets	16,551
Property and equipment	2,063,011
Contracts	223,885
Customer lists	191,679
Other intangibles	218,499
Other assets	4,491
Accounts payable and accrued liabilities	(264,992)
Deferred revenue	(35,635)
Contingent consideration	(19,412)
Other long-term liabilities	(185,774)
Deferred income taxes	(329,552)
Total identifiable net assets	2,143,083
Goodwill	$3,023,585

Following the merger of Merger Sub into Old Waste Connections, and the issuance of 3.1152645 New Waste Connections shares for each Old Waste Connections share after giving effect to the Consolidation, the Company issued an additional 78,218,878 common shares at $44.79, the closing price on the NYSE of New Waste Connections common shares on June 1, 2016 as share consideration for the Progressive Waste acquisition. The Company assumed $1,729,274 of debt in the acquisition, consisting of $1,659,465 of amounts outstanding under the Progressive Waste credit facilities that were repaid in full following the close of the acquisition, $64,000 of tax-exempt bonds and $5,809 of other long-term debt.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Contingent consideration acquired consists primarily of two amounts payable to the former owners of an acquisition completed by Progressive Waste in 2015. The first contingent amount payable is based on the acquired operations exceeding earnings targets specified in the purchase agreement over a one-year period ending September 30, 2017. There is no limit to this contingent amount payable under the terms of the purchase agreement, the fair value of which was originally computed at $7,315, based upon applying a discount rate of 2.0% to the probability assessment of the expected future cash flows over the period in which the obligation is expected to be settled. During the six months ended June 30, 2017, the Company recorded $11,313 to Impairments and other operating charges in the Condensed Consolidated Statements of Net Income to increase the fair value of the amount payable under this liability-classified contingent consideration arrangement. The second contingent amount payable had a maximum possible payment of $5,000, representing a purchase price holdback payable to the former owners subject to the satisfaction of various business performance conditions through December 31, 2016, which was paid during the six months ended June 30, 2017.

The goodwill acquired is primarily attributable to growth opportunities at operations acquired in the Progressive Waste acquisition and synergies that are expected to arise as a result of the acquisition. The expected tax deductible amount of the goodwill acquired is $303,594.

The fair value of acquired working capital related to certain tax, audit and legal matters of Progressive Waste is provisional pending final resolution of information that existed at the acquisition date to support the fair value of the assets acquired and liabilities assumed. Measurement period adjustments will be evaluated to determine whether they relate to facts and circumstances that existed at the acquisition date. Any measurement period adjustments recorded will be recognized in the reporting period in which they are identified.

The gross amount of trade receivables due under contracts was $239,212, of which $7,503 was expected to be uncollectible.  The Company did not acquire any other class of receivable as a result of the Progressive Waste acquisition.

The Company incurred $758 and $31,559 of acquisition-related costs for the Progressive Waste acquisition during the six months ended June 30, 2017 and 2016, respectively.  These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

Other Acquisitions

In January 2017, the Company acquired Groot Industries, Inc. (“Groot”). Groot is the largest privately-owned solid waste services company in Illinois with total annual revenue of approximately $200,000. Groot serves approximately 300,000 customers primarily in northern Illinois from a network of seven collection operations, six transfer stations and one recycling facility.

In addition to the acquisition of Groot, the Company acquired six individually immaterial non-hazardous solid waste collection businesses during the six months ended June 30, 2017. The total acquisition-related costs incurred during the six months ended June 30, 2017 for these acquisitions was $1,701. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the consideration transferred and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the six months ended June 30, 2017 and 2016:

	2017 Acquisitions	2016 Acquisitions
Fair value of consideration transferred:
Cash	$347,936	$12,541
Debt assumed	56,957	-
Notes issued to sellers	13,460	-
Fair value of operations exchanged	4,500	-
	422,853	12,541

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	13,264	486
Prepaid expenses and other current assets	2,586	476
Property and equipment	128,298	2,782
Long-term franchise agreements and contracts	31,700	-
Customer lists	17,032	5,001
Other intangibles	27,261	-
Other assets	487	261
Accounts payable and accrued liabilities	(11,119)	(741)
Deferred revenue	(3,176)	(610)
Contingent consideration	(15)	(345)
Other long-term liabilities	(1,080)	-
Deferred income taxes	(50,283)	-
Total identifiable net assets	154,955	7,310
Goodwill	$267,898	$5,231

Goodwill acquired during the six months ended June 30, 2017, totaling $11,111, is expected to be deductible for tax purposes.  The acquisitions of eight non-hazardous solid waste collection businesses resulted in goodwill acquired during the six months ended June 30, 2016, totaling $5,231, which is expected to be deductible for tax purposes.

The fair value of acquired working capital related to five individually immaterial acquisitions completed during the six months ended June 30, 2017, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these five acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the six months ended June 30, 2017, is $13,964, of which $700 is expected to be uncollectible.  The gross amount of trade receivables due under contracts acquired during the six months ended June 30, 2016, is $876, of which $390 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisitions of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Pro Forma Results of Operations

The following pro forma results of operations assume that the Company’s acquisition of Progressive Waste and its other acquisitions that were collectively insignificant, occurring during the six months ended June 30, 2016, were acquired as of January 1, 2016 (unaudited):

Six Months Ended June 30,
2016
Total revenue	$2,051,327
Net income	178,058
Basic income per share	0.68
Diluted income per share	0.67

The unaudited pro forma results of operations do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2016, nor are they necessarily indicative of future operating results. The above unaudited pro forma financial information includes adjustments to acquisition expenses incurred by the Company and the acquired businesses, severance payments to employees terminated as a result of the acquisitions, equity-based compensation expenses incurred as a result of accelerated vesting resulting from the Progressive Waste acquisition, interest expense on new and refinanced debt attributable to the acquisitions, expenses associated with Progressive Waste interest rate swaps resulting from its credit facility being terminated, depreciation expense on acquired property and equipment, amortization of identifiable intangible assets acquired, depletion expense on acquired landfills and provision for income taxes.

7.	ASSETS HELD FOR SALE

Certain operating markets acquired in the Progressive Waste acquisition have characteristics that are not consistent with the Company’s operating strategy and meet the held for sale criteria as of December 31, 2016 and June 30, 2017. During the six months ended June 30, 2017, the Company completed the sale of all assets and liabilities in the Washington, D.C. market in its Eastern segment for cash and non-monetary consideration totaling $25,532. During the six months ended June 30, 2017, the Company also completed the sale of an operation in the Florida market in its Southern segment for non-monetary consideration totaling $4,500. As of June 30, 2017, the remaining assets classified as held for sale consist of certain operating markets in the Company’s Southern segment. The assets held for sale as of June 30, 2017 have been recognized at the lower of cost or fair value less costs to sell, which resulted in recording an estimated loss on disposal of $43,873 during the six months ended June 30, 2017. The expected consideration will include cash and non-monetary assets consisting of other solid waste collection businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Our assets and liabilities held for sale as of June 30, 2017 and December 31, 2016, were comprised of the following:

	June 30, 2017	December 31, 2016
Current assets held for sale:
Cash and equivalents	$347	$42
Accounts receivable	7,405	5,726
Other current assets	979	571
	$8,731	$6,339
Long-term assets held for sale:
Property and equipment	$62,211	$33,624
Goodwill	17,215	244
Other assets	22	121
	$79,448	$33,989
Current liabilities held for sale:
Accounts payable	$2,789	$1,320
Accrued liabilities	885	1,811
Deferred revenue	2,691	252
	$6,365	$3,383
Long-term liabilities held for sale:
Other liabilities	$463	$-

8.	GOODWILL AND INTANGIBLE ASSETS, NET

The Company elected to early adopt the guidance issued by the FASB “Simplifying the Test for Goodwill Impairment” on January 1, 2017. As discussed in Note 3, the new guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. As such, the impairment analysis is only one step. In this step, the Company estimates the fair value of each of its reporting units, which consisted of five geographic operating segments and its E&P segment at June 30, 2017, and compares the fair value with the carrying value of the net assets assigned to each reporting unit.  If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results.  If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

During the year ended December 31, 2016, the Company did not record any impairment charges related to goodwill; however, the results of the Company’s annual impairment testing indicated that the carrying value of its E&P segment exceeded its fair value by more than $77,343, which was the carrying value of goodwill at its E&P segment at December 31, 2016.  Upon adopting this accounting guidance in the first quarter of 2017, the Company performed an updated impairment test for its E&P segment. The impairment test involved measuring the recoverability of goodwill by comparing the E&P segment’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using an income approach employing a discounted cash flow (“DCF”) model. The DCF model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the operating locations comprising the E&P segment. This was based on a number of key assumptions, including, but not limited to, a discount rate of 11.7%, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas exploration and production activity during the forecast period, gross margins based on estimated operating expense requirements during the forecast period and estimated capital expenditures over the forecast period, all of which were classified as Level 3 in the fair value hierarchy. The impairment test showed the carrying value of the E&P segment continued to exceed its fair value by an amount in excess of the carrying amount of goodwill, or $77,343. Therefore, the Company recorded an impairment charge of $77,343, consisting of the carrying amount of goodwill at its E&P segment at January 1, 2017, to Impairments and other operating charges in the Condensed Consolidated Statements of Net Income during the six months ended June 30, 2017.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Intangible assets, exclusive of goodwill, consisted of the following at June 30, 2017:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$452,025	$(103,551)	$-	$348,474
Customer lists	387,209	(155,341)	-	231,868
Permits and other	315,772	(28,719)	-	287,053
	1,155,006	(287,611)	-	867,395
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	152,761	-	-	152,761
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,507)	21,348
	254,899	-	(38,507)	216,392
Intangible assets, exclusive of goodwill	$1,409,905	$(287,611)	$(38,507)	$1,083,787

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the six months ended June 30, 2017 was 19.2 years. The weighted-average amortization period of customer lists acquired during the six months ended June 30, 2017 was 10.0 years. The weighted-average amortization period of finite-lived permits and other acquired during the six months ended June 30, 2017 was 40.0 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2016:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$428,783	$(86,552)	$-	$342,231
Customer lists	371,203	(131,525)	-	239,678
Permits and other	290,823	(21,966)	-	268,857
	1,090,809	(240,043)	-	850,766
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	152,761	-	-	152,761
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,507)	21,348
	254,899	-	(38,507)	216,392
Intangible assets, exclusive of goodwill	$1,345,708	$(240,043)	$(38,507)	$1,067,158

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2017	$100,344
For the year ending December 31, 2018	$93,108
For the year ending December 31, 2019	$83,147
For the year ending December 31, 2020	$75,471
For the year ending December 31, 2021	$66,754

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

9.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2017	December 31, 2016
Revolver under Credit Agreement, bearing interest ranging from 2.18% to 2.95% (a)	$256,995	$310,582
Term loan under Credit Agreement, bearing interest at 2.43% (a)	1,637,500	1,637,500
2018 Notes, bearing interest at 4.00%	50,000	50,000
2019 Notes, bearing interest at 5.25%	175,000	175,000
2021 Notes, bearing interest at 4.64%	100,000	100,000
New 2021 Notes, bearing interest at 2.39%	150,000	150,000
2022 Notes, bearing interest at 3.09%	125,000	125,000
2023 Notes, bearing interest at 2.75%	200,000	200,000
2024 Notes, bearing interest at 3.24%	150,000	-
2025 Notes, bearing interest at 3.41%	375,000	375,000
2026 Notes, bearing interest at 3.03%	400,000	400,000
2027 Notes, bearing interest at 3.49%	250,000	-
Tax-exempt bonds, bearing interest ranging from 0.97% to 1.00% (a)	95,430	95,430
Notes payable to sellers and other third parties, bearing interest at 2.00% to 24.81% (a)	26,935	14,180
	3,991,860	3,632,692
Less – current portion	(11,511)	(1,650)
Less – debt issuance costs	(16,440)	(14,282)
	$3,963,909	$3,616,760

(a) Interest rates represent the interest rates incurred at June 30, 2017.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Details of the Credit Agreement are as follows:

	June 30, 2017	December 31, 2016
Revolver under Credit Agreement
Available	$1,089,603	$1,004,451
Letters of credit outstanding	$215,902	$247,467
Total amount drawn, as follows:	$256,995	$310,582
Amount drawn – Canadian prime rate loan	$11,559	$7,448
Interest rate applicable - Canadian prime rate loan	2.95%	2.95%
Amount drawn – Canadian BA loan	$245,436	$303,134
Interest rate applicable – Canadian BA loan	2.18%	2.13%
Commitment – rate applicable	0.15%	0.15%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$1,637,500	$1,637,500
Interest rate applicable – U.S. based LIBOR loan	2.43%	1.97%

On April 20, 2017, pursuant to the First Supplement to Master Note Purchase Agreement with certain accredited institutional investors, the Company issued and sold to the investors $400,000 aggregate principal amount of senior unsecured notes consisting of (i) $150,000 of 3.24% series 2017A senior notes, tranche A due April 20, 2024 (the “2024 Notes”) and (ii) $250,000 of 3.49% series 2017A senior notes, tranche B due April 20, 2027 (the “2027 Notes”) (collectively, the “2017A Senior Notes”) in a private placement. The 2017A Senior Notes bear interest at fixed rates with interest payable in arrears semi-annually on the first day of October and April beginning on October 1, 2017, and on the respective maturity dates, until the principal thereunder becomes due and payable.

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

The Company intends to use the proceeds from the sale of the 2017A Senior Notes for general corporate purposes.

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

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2017 and 2016, is shown in the following tables:

Three Months Ended June 30, 2017	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$323,108	$(37,725)	$285,383	$67,168
Western	288,953	(31,461)	257,492	87,045
Eastern	292,327	(46,017)	246,310	72,095
Canada	206,629	(26,332)	180,297	66,365
Central	182,781	(23,363)	159,418	60,716
E&P	48,677	(2,008)	46,669	21,092
Corporate(a)	-	-	-	(11,162)
	$1,342,475	$(166,906)	$1,175,569	$363,319

Three Months Ended June 30, 2016	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$137,169	$(16,618)	$120,551	$27,228
Western	265,911	(29,480)	236,431	79,835
Eastern	168,824	(26,240)	142,584	44,824
Canada	70,103	(9,518)	60,585	23,555
Central	157,997	(18,327)	139,670	52,578
E&P	31,002	(3,184)	27,818	6,485
Corporate(a)	-	-	-	(75,865)
	$831,006	$(103,367)	$727,639	$158,640

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Six Months Ended June 30, 2017	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$640,447	$(74,942)	$565,505	$136,108
Western	552,954	(59,872)	493,082	162,613
Eastern	565,624	(87,827)	477,797	137,546
Canada	391,960	(48,627)	343,333	123,665
Central	346,593	(42,866)	303,727	113,368
E&P	87,743	(4,352)	83,391	35,637
Corporate(a)	-	-	-	(26,783)
	$2,585,321	$(318,486)	$2,266,835	$682,154

Six Months Ended June 30, 2016	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$180,135	$(22,665)	$157,470	$36,717
Western	512,775	(57,111)	455,664	153,625
Eastern	297,040	(46,660)	250,380	79,438
Canada	70,103	(9,518)	60,585	23,555
Central	291,895	(32,288)	259,607	96,431
E&P	64,098	(5,485)	58,613	13,034
Corporate(a)	-	-	-	(84,353)
	$1,416,046	$(173,727)	$1,242,319	$318,447

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the six operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

Total assets for each of the Company’s reportable segments at June 30, 2017 and December 31, 2016, were as follows:

	June 30, 2017	December 31, 2016
Southern	$2,801,661	$2,869,841
Western	1,518,397	1,516,870
Eastern	1,944,737	1,541,854
Canada	2,583,098	2,532,046
Central	1,304,610	1,302,900
E&P	986,957	1,068,086
Corporate	515,903	272,328
Total Assets	$11,655,363	$11,103,925

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following tables show changes in goodwill during the six months ended June 30, 2017 and 2016, by reportable segment:

	Southern	Western	Eastern	Canada	Central	E&P	Total
Balance as of December 31, 2016	$1,470,023	$376,537	$533,160	$1,465,274	$467,924	$77,343	$4,390,261
Goodwill acquired	10,335	-	249,724	7,128	711	-	267,898
Impairment loss	-	-	-	-	-	(77,343)	(77,343)
Goodwill adjustment for assets sold	2,205	-	321	-	-	-	2,526
Impairment loss related to assets held for sale	(27,311)	-	-	-	-	-	(27,311)
Goodwill reclassified as assets held for sale	(17,215)	-	-	-	-	-	(17,215)
Impact of changes in foreign currency	-	-	-	50,757	-	-	50,757
Balance as of June 30, 2017	$1,438,037	$376,537	$783,205	$1,523,159	$468,635	$-	$4,589,573

	Southern	Western	Eastern	Canada	Central	E&P	Total
Balance as of December 31, 2015	$95,710	$373,820	$459,532	$-	$416,420	$77,343	$1,422,825
Goodwill acquired	1,241,419	2,673	70,723	1,510,220	42,113	-	2,867,148
Impact of changes in foreign currency	-	-	-	9,490	-	-	9,490
Balance as of June 30, 2016	$1,337,129	$376,493	$530,255	$1,519,710	$458,533	$77,343	$4,299,463

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Southern segment EBITDA	$67,168	$27,228	$136,108	$36,717
Western segment EBITDA	87,045	79,835	162,613	153,625
Eastern segment EBITDA	72,095	44,824	137,546	79,438
Canada segment EBITDA	66,365	23,555	123,665	23,555
Central segment EBITDA	60,716	52,578	113,368	96,431
E&P segment EBITDA	21,092	6,485	35,637	13,034
Subtotal reportable segments	374,481	234,505	708,937	402,800
Unallocated corporate overhead	(11,162)	(75,865)	(26,783)	(84,353)
Depreciation	(132,827)	(84,348)	(258,067)	(145,245)
Amortization of intangibles	(24,762)	(14,081)	(50,272)	(21,775)
Impairments and other operating items	1,180	3,284	(140,501)	3,048
Interest expense	(31,160)	(20,485)	(60,291)	(37,670)
Other income (expense), net	1,860	(714)	3,326	(492)
Foreign currency transaction gain (loss)	(1,048)	689	(1,638)	689
Income before income tax provision	$176,562	$42,985	$174,711	$117,002

The following tables reflect a breakdown of the Company’s revenue and inter-company eliminations for the periods indicated:

	Three months ended June 30, 2017
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$797,131	$(2,392)	$794,739	67.6%
Solid waste disposal and transfer	416,176	(158,937)	257,239	21.9
Solid waste recycling	43,693	(2,351)	41,342	3.5
E&P waste treatment, recovery and disposal	50,043	(2,870)	47,173	4.0
Intermodal and other	35,432	(356)	35,076	3.0
Total	$1,342,475	$(166,906)	$1,175,569	100.0%

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Three months ended June 30, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$502,948	$(1,778)	$501,170	68.9%
Solid waste disposal and transfer	256,847	(96,815)	160,032	22.0
Solid waste recycling	18,119	(1,393)	16,726	2.3
E&P waste treatment, recovery and disposal	30,734	(3,253)	27,481	3.8
Intermodal and other	22,358	(128)	22,230	3.0
Total	$831,006	$(103,367)	$727,639	100.0%

	Six months ended June 30, 2017
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$1,565,478	$(4,592)	$1,560,886	68.9%
Solid waste disposal and transfer	773,201	(302,378)	470,823	20.8
Solid waste recycling	87,581	(4,935)	82,646	3.6
E&P waste treatment, recovery and disposal	89,864	(5,838)	84,026	3.7
Intermodal and other	69,197	(743)	68,454	3.0
Total	$2,585,321	$(318,486)	$2,266,835	100.0%

	Six months ended June 30, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$859,546	$(3,099)	$856,447	68.9%
Solid waste disposal and transfer	426,929	(162,849)	264,080	21.3
Solid waste recycling	28,738	(2,031)	26,707	2.1
E&P waste treatment, recovery and disposal	63,586	(5,620)	57,966	4.7
Intermodal and other	37,247	(128)	37,119	3.0
Total	$1,416,046	$(173,727)	$1,242,319	100.0%

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives on the Condensed Consolidated Balance Sheet at fair value.  All of the Company’s derivatives have been designated as cash flow hedges; therefore, the effective portion of the changes in the fair value of derivatives will be recognized in accumulated other comprehensive income (loss) (“AOCIL”) until the hedged item is recognized in earnings.  The ineffective portion of the changes in the fair value of derivatives will be immediately recognized in earnings.  The Company classifies cash inflows and outflows from derivatives within operating activities on the Condensed Consolidated Statements of Cash Flows.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings issued under its Credit Agreement.  The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at June 30, 2017 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

At June 30, 2017, the Company’s derivative instruments included 11 interest rate swap agreements as follows:

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

At June 30, 2017, the Company’s derivative instruments included four fuel hedge agreements as follows:

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The fair values of derivative instruments designated as cash flow hedges as of June 30, 2017, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$1,428	Accrued liabilities(a)	$(2,411)
	Other assets, net	11,068	Other long-term liabilities	(1,781)

Fuel hedges	Prepaid expenses and other current assets(b)	103	Accrued liabilities(b)	(2,606)
			Other long-term liabilities	(174)
Total derivatives designated as cash flow hedges		$12,599		$(6,972)

(a)     Represents the estimated amount of the existing unrealized gains and losses, respectively, on interest rate swaps as of June 30, 2017 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)      Represents the estimated amount of the existing unrealized gains and losses, respectively, on fuel hedges as of June 30, 2017 (based on the forward DOE diesel fuel index curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

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

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three and six months ended June 30, 2017 and 2016:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCIL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCIL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016		2017	2016
Interest rate swaps	$(4,098)	$(2,352)	Interest expense	$558	$1,047
Fuel hedges	(720)	1,017	Cost of operations	626	911
Total	$(4,818)	$(1,335)		$1,184	$1,958

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCIL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCIL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016
Interest rate swaps	$(1,379)	$(6,493)	Interest expense	$1,353	$2,105
Fuel hedges	(2,714)	210	Cost of operations	1,222	2,025
Total	$(4,093)	$(6,283)		$2,575	$4,130

(a)      In accordance with the derivatives and hedging guidance, the effective portions of the changes in fair values of interest rate swaps and fuel hedges have been recorded in equity as a component of AOCIL.  As the critical terms of the interest rate swaps match the underlying debt being hedged, no ineffectiveness is recognized on these swaps and, therefore, all unrealized changes in fair value are recorded in AOCIL.  Because changes in the actual price of diesel fuel and changes in the DOE index price do not offset exactly each reporting period, the Company assesses whether the fuel hedges are highly effective using the cumulative dollar offset approach.

(b)      Amounts reclassified from AOCIL into earnings related to realized gains and losses on interest rate swaps are recognized when interest payments or receipts occur related to the swap contracts, which correspond to when interest payments are made on the Company’s hedged debt.

(c)      Amounts reclassified from AOCIL into earnings related to realized gains and losses on the fuel hedges are recognized when settlement payments or receipts occur related to the hedge contracts, which correspond to when the underlying fuel is consumed.

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts.  There was no significant ineffectiveness recognized on the fuel hedges during the six months ended June 30, 2017 and 2016.

See Note 15 for further discussion on the impact of the Company’s hedge accounting to its consolidated comprehensive income (loss) and AOCIL.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and fuel hedges.  As of June 30, 2017 and December 31, 2016, the carrying values of cash and equivalents, trade receivables, restricted assets, trade payables and contingent consideration are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of June 30, 2017 and December 31, 2016, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy.  The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of June 30, 2017 and December 31, 2016, are as follows:

	Carrying Value at		Fair Value* at
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
4.00% Senior Notes due 2018	$50,000	$50,000	$50,734	$51,226
5.25% Senior Notes due 2019	$175,000	$175,000	$186,411	$187,671
4.64% Senior Notes due 2021	$100,000	$100,000	$106,979	$106,618
2.39% Senior Notes due 2021	$150,000	$150,000	$148,267	$146,168
3.09% Senior Notes due 2022	$125,000	$125,000	$126,099	$123,974
2.75% Senior Notes due 2023	$200,000	$200,000	$196,690	$192,238
3.24% Senior Notes due 2024	$150,000	$-	$150,597	$-
3.41% Senior Notes due 2025	$375,000	$375,000	$378,842	$368,968
3.03% Senior Notes due 2026	$400,000	$400,000	$391,387	$379,438
3.49% Senior Notes due 2027	$250,000	$-	$251,601	$-

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedges, restricted assets and contingent consideration, refer to Note 14.

13.	NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$123,656	$27,489	$138,530	$72,331

Denominator:
Basic shares outstanding	263,387,338	210,305,335	263,225,541	197,244,873
Dilutive effect of equity-based awards	722,256	575,397	781,766	791,919
Diluted shares outstanding	264,109,594	210,880,732	264,007,307	198,036,792

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges.  The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts.  The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedges.  The assumptions used in preparing the DCF model include:  (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contracts.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $2.51 to $2.62 at June 30, 2017 and from $2.61 to $2.78 at December 31, 2016. The weighted average DOE index curve used in the DCF model was $2.57 and $2.75 at June 30, 2017 and December 31, 2016, respectively. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position.  The Company’s restricted assets are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf.  The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, were as follows:

	Fair Value Measurement at June 30, 2017 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net asset position	$8,304	$-	$8,304	$-
Fuel hedge derivative instruments – net liability position	$(2,677)	$-	$-	$(2,677)
Restricted assets	$58,985	$-	$58,985	$-
Contingent consideration	$(58,315)	$-	$-	$(58,315)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Fair Value Measurement at December 31, 2016 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net asset position	$8,339	$-	$8,339	$-
Fuel hedge derivative instrument – net liability position	$(264)	$-	$-	$(264)
Restricted assets	$57,166	$-	$57,166	$-
Contingent consideration	$(51,826)	$-	$-	$(51,826)

The following table summarizes the changes in the fair value for Level 3 derivatives for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Beginning balance	$(264)	$(9,900)
Realized losses included in earnings	1,976	3,274
Unrealized (gains) losses included in AOCIL	(4,389)	324
Ending balance	$(2,677)	$(6,302)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Beginning balance	$51,826	$49,394
Contingent consideration recorded at acquisition date	15	13,110
Payment of contingent consideration recorded at acquisition date	(5,565)	(4,109)
Payment of contingent consideration recorded in earnings	-	(132)
Adjustments to contingent consideration	11,013	(2,495)
Interest accretion expense	1,026	756
Ending balance	$58,315	$56,524

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

15.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting.  The components of other comprehensive income (loss) and related tax effects for the three and six month periods ended June 30, 2017 and 2016 are as follows:

	Three months ended June 30, 2017
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$760	$(202)	$558
Fuel hedge amounts reclassified into cost of operations	1,012	(386)	626
Changes in fair value of interest rate swaps	(2,904)	(1,194)	(4,098)
Changes in fair value of fuel hedges	(1,164)	444	(720)
Foreign currency translation adjustment	53,193	-	53,193
	$50,897	$(1,338)	$49,559

	Three months ended June 30, 2016
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,693	$(646)	$1,047
Fuel hedge amounts reclassified into cost of operations	1,473	(562)	911
Changes in fair value of interest rate swaps	(3,826)	1,474	(2,352)
Changes in fair value of fuel hedges	1,629	(612)	1,017
Foreign currency translation adjustment	12,651	-	12,651
	$13,620	$(346)	$13,274

	Six months ended June 30, 2017
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,841	$(488)	$1,353
Fuel hedge amounts reclassified into cost of operations	1,976	(754)	1,222
Changes in fair value of interest rate swaps	(1,876)	497	(1,379)
Changes in fair value of fuel hedges	(4,389)	1,675	(2,714)
Foreign currency translation adjustment	70,627	-	70,627
	$68,179	$930	$69,109

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Six months ended June 30, 2016
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$3,403	$(1,298)	$2,105
Fuel hedge amounts reclassified into cost of operations	3,274	(1,249)	2,025
Changes in fair value of interest rate swaps	(10,514)	4,021	(6,493)
Changes in fair value of fuel hedges	324	(114)	210
Foreign currency translation adjustment	12,651	-	12,651
	$9,138	$1,360	$10,498

A rollforward of the amounts included in AOCIL, net of taxes, for the six months ended June 30, 2017 and 2016, is as follows:

	Fuel Hedges	Interest Rate Swaps	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(164)	$8,094	$(50,931)	$(43,001)
Amounts reclassified into earnings	1,222	1,353	-	2,575
Changes in fair value	(2,714)	(1,379)	-	(4,093)
Foreign currency translation adjustment	-	-	70,627	70,627
Balance at June 30, 2017	$(1,656)	$8,068	$19,696	$26,108

	Fuel Hedges	Interest Rate Swaps	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(6,134)	$(6,037)	$-	$(12,171)
Amounts reclassified into earnings	2,025	2,105	-	4,130
Changes in fair value	210	(6,493)	-	(6,283)
Foreign currency translation adjustment	-	-	12,651	12,651
Balance at June 30, 2016	$(3,899)	$(10,425)	$12,651	$(1,673)

See Note 11 for further discussion on the Company’s derivative instruments.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

16.	SHAREHOLDERS' EQUITY

Share split

On April 26, 2017, the Company announced that its Board of Directors approved a split of its common shares on a three-for-two basis, which was approved by its shareholders at the Company’s Annual and Special Meeting of Shareholders of Waste Connections on May 23, 2017. Shareholders of record on June 7, 2017 received from the Company’s transfer agent on June 16, 2017, one additional common share for every two common shares held. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the share split.

Share-Based Compensation

Restricted Share Units – New Waste Connections

A summary of activity related to restricted share units (“RSUs”) during the six-month period ended June 30, 2017, is presented below:

Unvested Shares
Outstanding at December 31, 2016	1,252,291
Granted	413,179
Forfeited	(26,483)
Vested and issued	(534,881)
Vested and deferred	(34,033)
Outstanding at June 30, 2017	1,070,073

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the six-month period ended June 30, 2017 was $56.99.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose.  At the end of the deferral periods, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At June 30, 2017 and 2016, the Company had 352,263 and 366,337 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units – New Waste Connections

A summary of activity related to performance-based restricted share units (“PSUs”) during the six-month period ended June 30, 2017, is presented below:

Unvested Shares
Outstanding at December 31, 2016	427,144
Granted	210,103
Vested and issued	(122,786)
Outstanding at June 30, 2017	514,461

During the six months ended June 30, 2017, the Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2019. During the same period, the Compensation Committee also granted PSUs with a one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period.  The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period.  The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the six-month period ended June 30, 2017 was $57.47.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Deferred Share Units – New Waste Connections and Progressive Waste Plans

A summary of activity related to deferred share units (“DSUs”) during the six-month period ended June 30, 2017, is presented below:

Vested Shares
Outstanding at December 31, 2016	68,942
Granted	4,725
Share settled	(35,416)
Cash settled	(25,113)
Outstanding at June 30, 2017	13,138

Restricted Share Units - Progressive Waste Plans

The Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting of restricted share units (“RSUs”). A summary of activity related to Progressive Waste RSUs during the six-month period ended June 30, 2017, is presented below:

Outstanding at December 31, 2016	269,233
Cash settled	(65,211)
Outstanding at June 30, 2017	204,022

A summary of vesting activity related to Progressive Waste RSUs during the six-month period ended June 30, 2017, is presented below:

Vested at December 31, 2016	222,517
Vested over remaining service period	13,373
Cash settled	(65,211)
Vested at June 30, 2017	170,679

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Performance-Based Restricted Share Units - Progressive Waste Plans

The Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for cash settlement only to employees upon vesting of performance-based restricted share units (“PSUs”) based on achieving target results. A summary of activity related to Progressive Waste PSUs during the six-month period ended June 30, 2017, is presented below:

Outstanding at December 31, 2016	92,957
Cash settled, net of notional dividend	(37,164)
Outstanding at June 30, 2017	55,793

A summary of vesting activity related to Progressive Waste PSUs during the six-month period ended June 30, 2017, is presented below:

Vested at December 31, 2016	35,727
Vested over remaining service period	8,042
Cash settled, net of notional dividend	(37,164)
Vested at June 30, 2017	6,605

No PSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

Share Based Options – Progressive Waste Plans

The Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting of share based options. A summary of activity related to Progressive Waste share based options during the six-month period ended June 30, 2017, is presented below:

Outstanding at December 31, 2016	672,996
Share settled	(33,792)
Cash settled	(322,785)
Forfeited	(9,662)
Outstanding at June 30, 2017	306,757

A summary of vesting activity related to Progressive Waste share based options during the six-month period ended June 30, 2017, is presented below:

Vested at December 31, 2016	601,395
Vested over remaining service period	71,601
Share settled	(33,792)
Cash settled	(322,785)
Forfeited	(9,662)
Vested at June 30, 2017	306,757

No share based options under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Normal Course Issuer Bid

On July 19, 2016, the Board of Directors of the Company approved, subject to receipt of regulatory approvals, undertaking a normal course issuer bid (the “NCIB”) to purchase up to 13,156,098 (after giving effect to the three-for-two share split) of the Company’s common shares for a one-year period that expires on August 7, 2017. The Company received TSX approval of the NCIB on August 3, 2016. Under the NCIB, the Company may make share repurchases only in the open market, including on the NYSE, the TSX, and alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems would be limited to a maximum of 90,225 common shares (after giving effect to the three-for-two share split), which represents 25% of the average daily trading volume on the TSX of 360,901 common shares (after giving effect to the three-for-two share split) for the period from June 1, 2016 to July 31, 2016, being the whole calendar month periods that the Company's shares traded on the TSX from the June 1, 2016 closing of the Progressive Waste acquisition to the date the Company filed its NCIB application with the TSX. The TSX rules also allow the Company to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE will be 25% of the average daily trading volume for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases.

The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including the Company’s capital structure, the market price of the common shares and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase.

For the six months ended June 30, 2017, the Company did not repurchase any common shares pursuant to the NCIB. For the six months ended June 30, 2016, the Company did not repurchase any common shares pursuant to the NCIB nor did Old Waste Connections repurchase shares of its common stock pursuant to its share repurchase program.

Cash Dividend

In October 2016, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.023, from $0.097 to $0.12 per share. Dividend amounts reflect the post-split basis of the three-for-two share split completed in June 2017. Cash dividends of $63,463 and $35,585 were paid during the six months ended June 30, 2017 and 2016, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of June 30, 2017, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

On April 27, 2016, the LDWG entered into a third amendment of its Administrative Order on Consent with the EPA (the “AOC 3”) in which it agreed to perform the additional baseline sediment sampling and certain technical studies needed to prepare the actual remedial design. On November 9, 2016, the EPA and the Washington State Department of Ecology (“Ecology”) conducted a public stakeholder meeting regarding the LDW Site. During the public stakeholder meeting, the EPA provided an overview of the AOC 3 pre-remedial design work and the progress of the on-going work on the EAA cleanups. At the meeting, both the EPA and Ecology estimated that the pre-design studies being performed pursuant to the AOC 3 would not be completed until the end of 2019. The EPA and Ecology did not revise that estimate at the EPA stakeholder meeting on June 14, 2017.

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

On August 16, 2016, the EPA sent individual letters to each of the PRPs at the LDW Site, including NWCS, stating that it expects to initiate negotiations with all PRPs in early 2018 relating to a Remedial Design/Remedial Action (“RD/RA”) Consent Decree. An RD/RA Consent Decree provides for the cleanup of the entire site and is often referred to as a “global settlement.” In the letter the EPA explained this schedule, noting that it expected the pre-remedial design work under the AOC 3 to be completed by the beginning of 2018, and also that it understood that several PRPs are participating in a neutral allocation, which the EPA was hopeful would be completed by early 2018. The EPA encouraged the PRPs to complete the allocation on a schedule consistent with the EPA’s intended negotiation schedule, adding that it expects to initiate the RD/RA negotiations on schedule regardless of the status of the allocation. The pre-remedial design work under the AOC 3 is now not expected to conclude until the end of 2019, and in March 2017, the PRPs provided the EPA with notice that the allocation is not scheduled to conclude until mid-2019. In June 2017, attorneys for the EPA informed attorneys for several PRPs that it now expects to begin RD/RA negotiations in the late summer or early fall of 2018. The Company cannot provide assurance that the EPA’s schedule can be met or will be adjusted. NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs, its specific allocation, or the likelihood of the parties then negotiating a global settlement with the EPA. Thus, NWCS cannot reasonably determine the likelihood of any outcome in this matter, including its potential liability.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

CCL appealed the Commission’s decision to the County Board of Supervisors. Four separate appeals were also filed by opponents of the landfill expansion project. The Board of Supervisors conducted a public hearing on all of the appeals on June 27, 2017. At the conclusion of the public hearing, the Board of Supervisors took the following actions: (a) closed the public hearing; (b) certified the Final Environmental Impact Report, California Environmental Quality Act Findings of Fact and Statement of Overriding Considerations, and Mitigation Monitoring and Reporting Program; (c) indicated its intent to deny the appeals and approve the conditional use permit and oak tree permit based on the Commission’s approval and additional direction from the Board of Supervisors to revise the conditions of approval with respect to thirteen issue areas; and (d) directed County Counsel to prepare the necessary documents for final approval of the conditional use permit and oak tree permit.

The County Counsel prepared the revised permit conditions and related documents as requested, and the Board of Supervisors approved the conditional use permit, as revised, on July 25, 2017. The revised conditions approved by the Board of Supervisors do provide some relief on taxes and fees and the limits on material that may be received at the Chiquita Canyon Landfill on a daily, monthly, and annual basis. However, the conditional use permit, as revised, also imposes new requirements beyond those that were required by the Commission, and still includes numerous operational restrictions and taxes and fees that will likely make the continued operation of the Chiquita Canyon Landfill less profitable for the Company. CCL is currently considering all of its options concerning the conditional use permit and may file one or more legal challenges against the County if it believes that any of the final permit conditions approved by the County Board of Supervisors violate state or federal law. Due to the fluid nature of the permitting process up to this point, the Company cannot reasonably determine the likelihood of any outcome in these matters.

18.	SUBSEQUENT EVENTS

On July 24, 2017, the Board of Directors of the Company approved, subject to receipt of regulatory approvals, the annual renewal of the Company’s normal course issuer bid (the “NCIB”).  The renewal will follow on the conclusion of the Company’s current NCIB expiring August 7, 2017.  Upon approval, the Company anticipates that it will be authorized to make purchases during the period of August 8, 2017 to August 7, 2018 or until such earlier time as the NCIB is completed or terminated at the option of the Company.

On July 25, 2017, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.12 per Company common share.  The dividend will be paid on August 22, 2017, to shareholders of record on the close of business on August 8, 2017.

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

Under the terms of the Merger Agreement, Old Waste Connections’ stockholders received 3.1152645 New Waste Connections shares for each Old Waste Connections share they owned. Immediately following the completion of the Progressive Waste acquisition, New Waste Connections also completed (i) a consolidation whereby every 3.1152645 common shares outstanding were converted into one common share (the “Consolidation”) and (ii) an amalgamation with a wholly-owned subsidiary whereby its legal name was changed from Progressive Waste Solutions Ltd. to Waste Connections, Inc. (the “Amalgamation”). Upon completion of the Progressive Waste acquisition, Old Waste Connections’ former stockholders owned approximately 70% of the combined company, and Progressive Waste’s former shareholders owned approximately 30%. Following the completion of the Progressive Waste acquisition, the Consolidation and the Amalgamation, on June 1, 2016, the post-Consolidation common shares of New Waste Connections commenced trading on the Toronto Stock Exchange (the “TSX”) and on the New York Stock Exchange (the “NYSE”) under the ticker symbol “WCN.” The common stock of Old Waste Connections, which traded previously under the symbol “WCN,” has ceased trading on, and has been delisted from, the NYSE.

The Company is led by Old Waste Connections’ management team and the Board of Directors of the combined company includes the five members of Old Waste Connections’ board and two members from Progressive Waste’s board.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature, including statements related to our ability to draw on our Credit Agreement or raise other capital, the responsibilities of our subsidiaries with regard to possible cleanup obligations imposed by the EPA or other regulatory authorities, the impact of global, regional and local economic conditions, including the price of crude oil, on our volume, business and results of operations, the effects of seasonality on our business and results of operations, our ability to address any impacts of inflation on our business, demand for recyclable commodities (including landfill gas reclamation) and recyclable commodity pricing, our expectations with respect to capital expenditures, our expectations with respect to our ability to obtain expansions of permitted landfill capacity and to provide collection services under exclusive arrangements, our expectations with respect to our normal course issuer bid (our share repurchase program) and future dividend payments, our expectations with respect to the outcomes of our legal proceedings, our expectations with respect to the potential financial impairment of our reporting units caused by dispositions of certain operating units, our expectations about new accounting standards, our expectations about potential non-performance by counterparties to our hedge agreements and our expectations with respect to the anticipated benefits of the Progressive Waste acquisition and other acquisitions. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

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

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, the following:

•	Our industry is highly competitive and includes companies with lower prices, return expectations or other advantages, and governmental service providers, which could adversely affect our ability to compete and our operating results;

•	We may lose contracts through competitive bidding, early termination or governmental action;

•	Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones;

•	Increases in labor costs could impact our financial results;

•	Price increases may not be adequate to offset the impact of increased costs, or may cause us to lose customers;

•	The integration following the Progressive Waste acquisition may not achieve the anticipated benefits or may disrupt our operations;

•	We plan to divest certain assets acquired in the Progressive Waste acquisition, which may result in lower than expected consideration or recorded losses on sale of assets, and such divestitures may take longer than expected to complete;

•	A portion of our growth and future financial performance depends on our ability to integrate acquired businesses, and the success of our acquisitions;

•	Competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions;

•	Our results are vulnerable to economic conditions;

•	The seasonal nature of our business and “event-driven” waste projects cause our results to fluctuate;

•	Our results will be affected by changes in recycled commodity prices;

•	Our results will be affected by changes in the value of renewable fuel;

•	Lower crude oil prices may adversely affect the level of exploration, development and production activity of E&P companies and the demand for our E&P waste services;

•	Increases in the price of diesel or compressed natural gas fuel may adversely affect our collection business and reduce our operating margins;

•	Our financial results are based upon estimates and assumptions that may differ from actual results;

•	Our accruals for our landfill site closure and post-closure costs may be inadequate;

•	Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings;

•	We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity;

•	Pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements;

•	Our financial results could be adversely affected by impairments of goodwill, indefinite-lived intangibles or property and equipment;

•	Income taxes may be uncertain;

•	Future changes to U.S., Canadian and foreign tax laws could materially adversely affect us;

•	We may not be able to maintain a competitive effective corporate tax rate;

•	Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, or that become more adverse to our business than we anticipated at the time of acquisition;

•	Our indebtedness could adversely affect our financial condition and limit our financial flexibility;

•	We may be unable to obtain performance or surety bonds, letters of credit or other financial assurances or to maintain adequate insurance coverage;

•	Our operations in Canada expose us to exchange rate fluctuations that could adversely affect our financial performance and our reported results of operations;

•	Alternatives to landfill disposal may cause our revenues and operating results to decline;

•	Labor union activity could divert management attention and adversely affect our operating results;

•	We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate and the accrued pension benefits are not fully funded;

•	We rely on computer systems to run our business and disruptions or privacy breaches in these systems could impact our ability to service our customers and adversely affect our financial results, damage our reputation, and expose us to litigation risk;

•	Extensive and evolving environmental, health and safety laws and regulations may restrict our operations and growth and increase our costs;

•	Our business is subject to operational and safety risks, including the risk of personal injury to employees and others;

•	Future changes in laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results;

•	Extensive regulations that govern the design, operation, expansion and closure of landfills may restrict our landfill operations or increase our costs of operating landfills;

•	Our E&P waste business could be adversely affected by changes in laws regulating E&P waste;

•	Liabilities for environmental damage may adversely affect our financial condition, business and earnings;

•	We depend significantly on the services of the members of our senior and regional management team, and the departure of any of those persons could cause our operating results to suffer;

•	Our decentralized decision-making structure could allow local managers to make decisions that may adversely affect our operating results; and

•	If we are not able to develop and protect intellectual property, or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer.

These risks and uncertainties, as well as others, are discussed in greater detail in this Quarterly Report on Form 10-Q and in other filings with the U.S. Securities and Exchange Commission, or SEC, made by the Company, including its most recent Annual Report on Form 10-K, as well as in the Company’s filings during the year with the Canadian Securities Administrators. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change.

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

As of June 30, 2017, we served residential, commercial, industrial and E&P customers in 39 states in the U.S. and five provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Florida, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Washington, Wisconsin and Wyoming and the provinces of Alberta, British Columbia, Manitoba, Ontario and Québec.  As of June 30, 2017, we owned or operated a network of 269 solid waste collection operations; 141 transfer stations; seven intermodal facilities; 71 recycling operations; 93 active MSW, E&P and/or non-MSW landfills; 22 E&P liquid waste injection wells and 17 E&P waste treatment and oil recovery facilities.

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

The E&P waste services industry is regional in nature and is also highly fragmented, with acquisition opportunities available in several active natural resource basins. Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets, and other solid waste companies. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company. The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price. The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014, and continued through 2015 and into early 2016, resulted in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate. The prices of crude oil and natural gas have recovered from their low point in February 2016 and the demand for our E&P waste services has improved as a result of increased production of oil and natural gas. If this recovery of the prices of crude oil and natural gas is not sustained, or if a further reduction in crude oil and natural gas prices occurs, it could lead to continued declines in the level of production activity and demand for our E&P waste services, which could result in the recognition of impairment charges on our intangible assets and property and equipment associated with our E&P operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
Revenues	$1,175,569	100.0%	$727,639	100.0%	$2,266,835	100.0%	$1,242,319	100.0%
Cost of operations	685,900	58.4	416,262	57.2	1,329,281	58.6	703,453	56.6
Selling, general and administrative	126,350	10.7	152,737	21.0	255,400	11.3	220,419	17.7
Depreciation	132,827	11.3	84,348	11.6	258,067	11.4	145,245	11.7
Amortization of intangibles	24,762	2.1	14,081	1.9	50,272	2.2	21,775	1.8
Impairments and other operating items	(1,180)	(0.1)	(3,284)	(0.4)	140,501	6.2	(3,048)	(0.2)
Operating income	206,910	17.6	63,495	8.7	233,314	10.3	154,475	12.4

Interest expense	(31,160)	(2.7)	(20,485)	(2.8)	(60,291)	(2.7)	(37,670)	(3.0)
Other income (expense), net	1,860	0.2	(714)	(0.0)	3,326	0.2	(492)	(0.0)
Foreign currency transaction gain (loss)	(1,048)	(0.1)	689	0.0	(1,638)	(0.1)	689	0.0
Income tax provision	(52,675)	(4.5)	(15,265)	(2.1)	(35,804)	(1.6)	(44,265)	(3.6)
Net income	123,887	10.5	27,720	3.8	138,907	6.1	72,737	5.8
Net income attributable to noncontrolling interests	(231)	(0.0)	(231)	(0.0)	(377)	(0.0)	(406)	(0.0)
Net income attributable to Waste Connections	$123,656	10.5%	$27,489	3.8%	$138,530	6.1%	$72,331	5.8%

Revenues.  Total revenues increased $448.0 million, or 61.6%, to $1.176 billion for the three months ended June 30, 2017, from $727.6 million for the three months ended June 30, 2016.

During the three months ended June 30, 2017, incremental revenue from acquisitions closed during, or subsequent to, the three months ended June 30, 2016, increased revenues by approximately $390.8 million. The Progressive Waste acquisition contributed $336.6 million of the increase. Operations from the Progressive Waste acquisition that were divested subsequent to December 31, 2016 decreased revenues by approximately $4.5 million.

During the three months ended June 30, 2017, the net increase in prices charged to our customers at our existing operations was $20.9 million, consisting of $20.5 million of core price increases and $0.4 million from fuel, materials and environmental surcharges due primarily to an increase in the market price of diesel fuel.

During the three months ended June 30, 2017, volume increases in our existing business increased solid waste revenues by $13.6 million from increases in roll off collection, transfer station volumes and landfill volumes resulting from increased construction and general economic activity in our markets. E&P revenues at facilities owned and fully-operated in each of the comparable periods increased by $19.7 million due to a partial recovery in crude oil prices increasing drilling activity and E&P disposal volumes at the majority of our sites, with the most significant increases in the Permian Basin and Louisiana.

Revenues from sales of recyclable commodities at facilities owned during the three months ended June 30, 2017 and 2016 increased $7.6 million due primarily to increased prices for recyclable commodities, which began to recover in the second half of 2016 and into 2017.

Other revenues increased by $1.7 million during the three months ended June 30, 2017 due primarily to an increase in landfill gas sales at our Canada segment.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a $1.8 million decrease in revenues for the three and six months ended June 30, 2017. Our Canada segment was formed in conjunction with the Progressive Waste acquisition on June 1, 2016; therefore, Canadian dollar to U.S. dollar exchange rate changes did not impact our revenues or results of operations prior to June 1, 2016. The average Canadian dollar to U.S. dollar exchange rates were 0.7755 in June 2016 and 0.7521 in June 2017.

Total revenues increased $1.025 billion, or 82.5%, to $2.267 billion for the six months ended June 30, 2017, from $1.242 billion for the six months ended June 30, 2016.

During the six months ended June 30, 2017, incremental revenue from acquisitions closed during, or subsequent to, the six months ended June 30, 2016, increased revenues by approximately $929.8 million. The Progressive Waste acquisition contributed $826.9 million of the increase. Operations from the Progressive Waste acquisition that were divested subsequent to December 31, 2016 decreased revenues by approximately $4.5 million. Other divestitures decreased revenues by $0.2 million during the comparable periods.

During the six months ended June 30, 2017, the net increase in prices charged to our customers at our existing operations was $33.5 million, consisting of $32.8 million of core price increases and $0.7 million from fuel, materials and environmental surcharges due primarily to an increase in the market price of diesel fuel.

During the six months ended June 30, 2017, volume increases in our existing business increased solid waste revenues by $23.6 million from increases in roll off collection, transfer station volumes and landfill volumes resulting from increased construction and general economic activity in our markets. E&P revenues at facilities owned and fully-operated in each of the comparable periods increased by $26.1 million due to a partial recovery in crude oil prices increasing drilling activity and E&P disposal volumes at the majority of our sites, with the most significant increases in the Permian Basin and Louisiana.

Revenues from sales of recyclable commodities at facilities owned during the six months ended June 30, 2017 and 2016 increased $14.7 million due primarily to increased prices for recyclable commodities, which began to recover in the second half of 2016 and into 2017.

Other revenues increased by $3.3 million during the six months ended June 30, 2017 due primarily to an increase in rail cargo volume processed through our intermodal facilities and an increase in landfill gas sales at our Canada segment.

Cost of Operations.  Total cost of operations increased $269.6 million, or 64.8%, to $685.9 million for the three months ended June 30, 2017, from $416.3 million for the three months ended June 30, 2016. The increase was primarily the result of $203.2 million of operating costs from the Progressive Waste acquisition, $37.5 million of additional operating costs from all other acquisitions closed during, or subsequent to, the three months ended June 30, 2016 and an increase in operating costs at our existing operations of $31.0 million, partially offset by a decrease in operating costs of $2.1 million at operations divested subsequent to June 30, 2016.

The increase in operating costs at our existing operations of $31.0 million for the three months ended June 30, 2017 was comprised of an increase in truck, container, equipment and facility maintenance and repair expenses of $7.0 million due to variability in the timing and severity of major repairs, an increase in taxes on revenues of $4.4 million due to increased revenues in our solid waste markets, an increase in labor expenses of $6.1 million due primarily to employee pay rate increases, an increase in third-party trucking and transportation expenses of $4.9 million due to increased transfer station and landfill volumes that require us to transport the waste to our disposal sites, an increase in employee benefits expenses of $2.6 million due to increased severity of medical claims, an increase in fuel expense of $1.3 million due to increases in the market price of diesel fuel, an increase in expenses associated with the purchase of recyclable commodities of $1.2 million due to increased recyclable commodity values, an increase in leachate disposal expenses of $1.2 million due to higher precipitation at certain landfills in our Eastern segment and $2.3 million of other net expense increases.

Total cost of operations increased $625.8 million, or 89.0%, to $1.329 billion for the six months ended June 30, 2017, from $703.5 million for the six months ended June 30, 2016. The increase was primarily the result of $500.2 million of operating costs from the Progressive Waste acquisition, $70.2 million of additional operating costs from all other acquisitions closed during, or subsequent to, the six months ended June 30, 2016 and an increase in operating costs at our existing operations of $55.4 million.

The increase in operating costs at our existing operations of $55.4 million for the six months ended June 30, 2017 was comprised of an increase in truck, container, equipment and facility maintenance and repair expenses of $12.1 million due to variability in the timing and severity of major repairs, an increase in labor expenses of $10.1 million due primarily to employee pay rate increases, an increase in taxes on revenues of $8.6 million due to increased revenues in our solid waste markets, an increase in third-party trucking and transportation expenses of $7.1 million due to increased transfer station and landfill volumes that require us to transport the waste to our disposal sites, an increase in employee benefits expenses of $5.6 million due to increased severity of medical claims, an increase in expenses for auto and workers’ compensation claims of $3.2 million due to actuarial driven average claim rate increases resulting from the inclusion of historical Progressive Waste claim experience into rates for current year claims, an increase in fuel expense of $3.1 million due to increases in the market price of diesel fuel, an increase in expenses associated with the purchase of recyclable commodities of $1.9 million due to increased recyclable commodity values, an increase in leachate disposal expenses of $1.1 million due to higher precipitation at certain landfills in our Eastern segment, an increase in processing cell remediation expenses at our E&P segment of $1.0 million due to increased disposal volumes, an increase in equipment rental expenses of $1.0 million primarily at our E&P segment to comply with regulatory requirements and $0.6 million of other net expense increases.

Cost of operations as a percentage of revenues increased 1.2 percentage points to 58.4% for the three months ended June 30, 2017, from 57.2% for the three months ended June 30, 2016. The components of the 1.2 percentage point increase consist of a 1.4 percentage point increase from acquisitions closed during, or subsequent to, the six months ended June 30, 2016 having operating margins lower than our company average, a 0.3 percentage point increase from increased truck, container, equipment and facility maintenance and repair expenses, a 0.2 percentage point increase from higher taxes on revenues and a 0.2 percentage point increase from higher third party trucking and transportation expenses, partially offset by a 0.7 percentage point decrease from leveraging existing personnel to support increases in solid waste and E&P volumes and the benefit of improved commodity prices and a 0.2 percentage point decrease from all other net changes.

Cost of operations as a percentage of revenues increased 2.0 percentage points to 58.6% for the six months ended June 30, 2017, from 56.6% for the six months ended June 30, 2016. The components of the 2.0 percentage point increase consist of a 2.0 percentage point increase from acquisitions closed during, or subsequent to, the six months ended June 30, 2016 having operating margins lower than our company average, a 0.3 percentage point increase from increased truck, container, equipment and facility maintenance and repair expenses, a 0.2 percentage point increase from higher taxes on revenues, a 0.2 percentage point increase from higher third party trucking and transportation expenses and a 0.2 percentage point increase from higher benefits expenses, partially offset by a 0.6 percentage point decrease from leveraging existing personnel to support increases in solid waste and E&P volumes and the benefit of improved commodity prices and a 0.3 percentage point decrease from all other net changes.

SG&A.  SG&A expenses decreased $26.4 million, or 17.3%, to $126.3 million for the three months ended June 30, 2017, from $152.7 million for the three months ended June 30, 2016. The decrease was comprised of a decrease in direct acquisition costs of $22.7 million resulting from amounts incurred in the prior year period related to the Progressive Waste acquisition, a decrease of $17.2 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the Progressive Waste acquisition, a decrease of $14.3 million from New Waste Connections paying excise taxes in the prior year period on the unvested or vested and undistributed equity-compensation holdings of our corporate officers and members of our Board of Directors resulting from the Progressive Waste acquisition, a decrease in share-based compensation expenses of $9.3 million related to awards granted to employees of Progressive Waste prior to June 1, 2016 for which vesting was accelerated in the prior year period due to plan provisions regarding a change in control followed by termination of employment and resulting from time-lapse vesting and changes to the fair value and a decrease in equity-based compensation expenses of $2.3 million resulting from the acceleration of vesting in the prior year period of performance share units granted to Old Waste Connections’ management in 2014 and 2015, partially offset by an increase of $24.0 million of additional SG&A expenses from operating locations acquired in the Progressive Waste acquisition, $4.1 million of additional SG&A expenses from operating locations at all other acquisitions closed during, or subsequent to, the three months ended June 30, 2016, an increase in accrued recurring cash incentive compensation expense to our management of $2.2 million due to the achievement of interim financial targets during the three months ended June 30, 2017 and the addition of accrued cash incentive compensation expense for the retained Progressive Waste employees, an increase in legal, accounting and information technology professional fee expenses of $1.8 million due to increased support required as a result of growth from the acquisition of Progressive Waste, an increase in corporate travel, meetings and training expenses of $1.8 million resulting from the integration of employees of Progressive Waste into New Waste Connections, an increase in payroll expenses of $1.7 million due to increased corporate headcount to support the operations of Progressive Waste and annual compensation increases, an increase in equity-based compensation expenses of $1.0 million associated with our annual recurring grant of restricted share units to our personnel, an increase in software license fees of $0.9 million to support our new payroll processing application and computer applications acquired in the Progressive Waste acquisition, an increase in employee benefits expenses of $0.7 million due to increased severity of medical claims and $1.2 million of other net expense increases.

SG&A expenses increased $35.0 million, or 15.9%, to $255.4 million for the six months ended June 30, 2017, from $220.4 million for the six months ended June 30, 2016. The increase was comprised of $61.1 million of SG&A expenses from operating locations acquired in the Progressive Waste acquisition, $7.7 million of additional SG&A expenses from operating locations at all other acquisitions closed during, or subsequent to, the six months ended June 30, 2016, an increase in accrued recurring cash incentive compensation expense to our management of $7.6 million due to the achievement of interim financial targets during the six months ended June 30, 2017 and the addition of accrued cash incentive compensation expense for the retained Progressive Waste employees, an increase in legal, accounting and information technology professional fee expenses of $4.3 million due to increased support required as a result of growth from the acquisition of Progressive Waste, an increase in payroll expenses of $4.0 million due to increased corporate headcount to support the operations of Progressive Waste and annual compensation increases, an increase in corporate travel, meetings and training expenses of $3.8 million resulting from the integration of employees of Progressive Waste into New Waste Connections, an increase in software license fees of $2.2 million to support our new payroll processing application and computer applications acquired in the Progressive Waste acquisition, an increase in equity-based compensation expenses of $2.0 million associated with our annual recurring grant of restricted share units to our personnel, an increase in employee benefits expenses of $1.7 million due to increased severity of medical claims, an increase in employee relocation expenses of $1.2 million associated with corporate personnel added to support the additional administrative oversight resulting from the Progressive Waste acquisition, an increase in deferred compensation expense of $1.0 million resulting from deferred compensation liabilities to employees increasing as a result of increases in the market value of investments to which employee deferred compensation balances are tracked and $1.9 million of other net expense increases, partially offset by a decrease in direct acquisition costs of $29.7 million attributable resulting from amounts incurred in the prior year period related to the Progressive Waste acquisition, a decrease of $14.4 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the Progressive Waste acquisition, a decrease of $14.3 million from New Waste Connections paying excise taxes in the prior year period on the unvested or vested and undistributed equity-compensation holdings of our corporate officers and members of our Board of Directors resulting from the Progressive Waste acquisition, a decrease in share-based compensation expenses of $2.8 million related to awards granted to employees of Progressive Waste prior to June 1, 2016 for which vesting was accelerated in the prior year period due to plan provisions regarding a change in control followed by termination of employment and resulting from time-lapse vesting and changes to the fair value and a decrease in equity-based compensation expenses of $2.3 million resulting from the acceleration of vesting in the prior year period of performance share units granted to Old Waste Connections’ management in 2014 and 2015.

SG&A expenses as a percentage of revenues decreased 10.3 percentage points to 10.7% for the three months ended June 30, 2017, from 21.0% for the three months ended June 30, 2016. The decrease as a percentage of revenues consists of a 4.6 percentage point decrease from the net impact of SG&A expenses from operating locations acquired in the Progressive Waste acquisition and all other acquisitions closed during, or subsequent to, the three months ended June 30, 2016, a 2.0 percentage point decrease from the decrease in direct acquisition costs, a 1.5 percentage point decrease from integration-related professional fees and severance-related expenses related to Progressive Waste, a 1.3 percentage point decrease from excise taxes paid in the prior year period and a 1.0 percentage point decrease in share-based compensation expense from the continuation of awards granted to Progressive Waste employees prior to the acquisition close and the prior year acceleration of vesting of performance share units granted to Old Waste Connections’ management, partially offset by a net 0.1 percentage point increase from other changes.

SG&A expenses as a percentage of revenues decreased 6.4 percentage points to 11.3% for the six months ended June 30, 2017, from 17.7% for the six months ended June 30, 2016. The decrease as a percentage of revenues consists of a 3.9 percentage point decrease from the net impact of SG&A expenses from operating locations acquired in the Progressive Waste acquisition and all other acquisitions closed during, or subsequent to, the three months ended June 30, 2016, a 1.4 percentage point decrease from the decrease in direct acquisition costs, a 0.7 percentage point decrease from integration-related professional fees and severance-related expenses related to Progressive Waste and a 0.7 percentage point decrease from excise taxes paid in the prior year period, partially offset by a net 0.3 percentage point increase from other changes.

Depreciation.  Depreciation expense increased $48.5 million, or 57.5%, to $132.8 million for the three months ended June 30, 2017, from $84.3 million for the three months ended June 30, 2016.  The increase was primarily the result of additional depreciation and depletion expense of $38.0 million from assets acquired in the Progressive Waste acquisition, additional depreciation and depletion expense of $4.2 million from all other acquisitions closed during, or subsequent to, the three months ended June 30, 2016, an increase in depreciation expense of $2.5 million associated with additions to our fleet and equipment purchased to support our existing operations and an increase in depletion expense of $3.8 million at our existing landfills due primarily to an increase in volumes.

Depreciation expense increased $112.9 million, or 77.7%, to $258.1 million for the six months ended June 30, 2017, from $145.2 million for the six months ended June 30, 2016.  The increase was primarily the result of additional depreciation and depletion expense of $93.7 million from assets acquired in the Progressive Waste acquisition, additional depreciation and depletion expense of $7.9 million from all other acquisitions closed during, or subsequent to, the six months ended June 30, 2016, an increase in depreciation expense of $4.7 million associated with additions to our fleet and equipment purchased to support our existing operations and an increase in depletion expense of $6.6 million at our existing landfills due primarily to an increase in volumes.

Depreciation expense as a percentage of revenues decreased 0.3 percentage points to 11.3% for the three months ended June 30, 2017, from 11.6% for the three months ended June 30, 2016. Depreciation expense as a percentage of revenues decreased 0.3 percentage points to 11.4% for the six months ended June 30, 2017, from 11.7% for the six months ended June 30, 2016. The decreases as a percentage of revenues were due primarily to the impact of assets acquired with the Progressive Waste acquisition.

Amortization of Intangibles.  Amortization of intangibles expense increased $10.7 million, or 75.9% to $24.8 million for the three months ended June 30, 2017, from $14.1 million for the three months ended June 30, 2016. The increase in amortization expense was the result of $10.8 million recorded on contracts, customer lists and transfer station permits acquired in the Progressive Waste acquisition and $1.8 million from intangible assets acquired in other acquisitions closed in 2015 and 2016, partially offset by a decrease of $1.9 million from certain intangible assets becoming fully amortized subsequent to June 30, 2016.

Amortization of intangibles expense increased $28.5 million, or 130.9% to $50.3 million for the six months ended June 30, 2017, from $21.8 million for the six months ended June 30, 2016. The increase in amortization expense was the result of $27.7 million recorded on contracts, customer lists and transfer station permits acquired in the Progressive Waste acquisition and $3.5 million from intangible assets acquired in other acquisitions closed in 2015 and 2016, partially offset by a decrease of $2.7 million from certain intangible assets becoming fully amortized subsequent to June 30, 2016.

Amortization expense as a percentage of revenues increased 0.2 percentage points to 2.1% for the three months ended June 30, 2017, from 1.9% for the three months ended June 30, 2016. Amortization expense as a percentage of revenues increased 0.4 percentage points to 2.2% for the six months ended June 30, 2017, from 1.8% for the six months ended June 30, 2016. The increases were the result of the net impact of the aforementioned intangible assets acquired in the Progressive Waste acquisition and other acquisitions closed subsequent to June 30, 2016, partially offset by certain intangible assets becoming fully amortized subsequent to the end of the comparable prior period.

Impairments and Other Operating Items. Impairments and other operating items decreased $2.1 million, to net gains totaling $1.2 million for the three months ended June 30, 2017, from net gains totaling $3.3 million for the three months ended June 30, 2016.

The net gains of $1.2 million recorded during the three months ended June 30, 2017 consisted of the reversal of $11.4 million of expenses recognized in prior periods to adjust the carrying cost of assets held for disposal to fair market value due to modifications to our divestiture plan, partially offset by $7.5 million of charges to write off the carrying cost of certain contracts acquired from the Progressive Waste acquisition that were not renewed prior to their original estimated termination date, $1.8 million of losses on trucks and equipment that were disposed of through sales or as a result of being damaged in operations and $0.9 million of other net charges.

The net gains of $3.3 million recorded during the three months ended June 30, 2016 consisted of a gain of $2.4 million resulting from the decrease to the fair value of an amount payable under a liability-classified contingent consideration arrangement from a prior year acquisition and a gain of $1.2 million from the favorable settlement of a legal matter, partially offset by $0.3 million of other net charges.

Impairments and other operating items decreased $143.5 million, to net losses totaling $140.5 million for the six months ended June 30, 2017, from net gains totaling $3.0 million for the six months ended June 30, 2016.

The net losses of $140.5 million recorded during the six months ended June 30, 2017 consisted of a goodwill impairment charge of $77.3 million at our E&P segment resulting from our early adoption of a new accounting standard on January 1, 2017 which required the recognition of goodwill impairment by the amount which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill, a $42.0 million expense charge to adjust the carrying cost of assets held for disposal to fair market value and an $11.3 million expense charge to increase the fair value of an amount payable under a liability-classified contingent consideration arrangement from an acquisition closed in 2015 by Progressive Waste, $7.5 million of charges to write off the carrying cost of certain contracts acquired from the Progressive Waste acquisition that were not renewed prior to their original estimated termination date, $1.8 million of losses on trucks and equipment that were disposed of through sales or as a result of being damaged in operations and $0.6 million of other net charges.

The net gains of $3.0 million recorded during the six months ended June 30, 2016 consisted of a gain of $2.4 million resulting from the decrease to the fair value of an amount payable under a liability-classified contingent consideration arrangement from a prior year acquisition and a gain of $1.2 million from the favorable settlement of a legal matter, partially offset by $0.6 million of other net charges.

Operating Income.  Operating income increased $143.4 million to $206.9 million for the three months ended June 30, 2017, from $63.5 million for the three months ended June 30, 2016.  The increase was primarily attributable to operating income contributed from the acquisitions of Progressive Waste and Groot Industries and a decrease in certain SG&A expenses for direct acquisition costs, employee severance, excise taxes and share-based compensation resulting from the acquisition of Progressive Waste.

Operating income increased $78.8 million to $233.3 million for the six months ended June 30, 2017, from $154.5 million for the six months ended June 30, 2016.  The increase was primarily attributable to operating income contributed from the acquisitions of Progressive Waste and Groot Industries and a decrease in certain SG&A expenses for direct acquisition costs, employee severance, excise taxes and share-based compensation resulting from the acquisition of Progressive Waste, partially offset by an increase in impairments and other operating items resulting primarily from a goodwill impairment charge at our E&P segment, charges to adjust the carrying cost of assets held for disposal to fair market value and a charge to increase the fair value of an amount payable under a liability-classified contingent consideration arrangement from an acquisition closed in 2015 by Progressive Waste.

Operating income as a percentage of revenues increased 8.9 percentage points to 17.6% for the three months ended June 30, 2017, from 8.7% for the three months ended June 30, 2016.  The increase as a percentage of revenues was comprised of a 10.3 percentage point decrease in SG&A expense, a 0.3 percentage point decrease in depreciation expense, partially offset by a 1.2 percentage point increase in cost of operations, a 0.3 percentage point increase in impairments and other operating items and a 0.2 percentage point increase in amortization expense.

Operating income as a percentage of revenues decreased 2.1 percentage points to 10.3% for the six months ended June 30, 2017, from 12.4% for the six months ended June 30, 2016.  The decrease as a percentage of revenues was comprised of a 6.4 percentage point increase in impairments and other operating items, a 2.0 percentage point increase in cost of operations and a 0.4 percentage point increase in amortization expense, partially offset by a 6.4 percentage point decrease in SG&A expense and a 0.3 percentage point decrease in depreciation expense.

Interest Expense.  Interest expense increased $10.7 million, or 52.1%, to $31.2 million for the three months ended June 30, 2017, from $20.5 million for the three months ended June 30, 2016. The increase was primarily attributable to an increase of $3.5 million from the June 2016 issuance of our New 2021 Notes, 2023 Notes and 2026 Notes, an increase of $2.6 million from the April 2017 issuance of our 2017A Senior Notes, an increase of $2.0 million due to higher interest rates on outstanding borrowings under our Credit Agreement, an increase of $2.2 million due to an increase in the average borrowings outstanding under our Credit Agreement, a combined increase in fees associated with our Credit Agreement of $0.7 million due to increases in outstanding letters of credit and commitment fees on unused borrowings and $0.3 million of other net increases, partially offset by a decrease of $0.6 million resulting from a $175 million principal interest rate swap agreement expiring in February 2017 and being replaced with two new interest rate swap agreements, totaling $175 million, at a lower fixed interest rate.

Interest expense increased $22.6 million, or 60.1%, to $60.3 million for the six months ended June 30, 2017, from $37.7 million for the six months ended June 30, 2016. The increase was primarily attributable to an increase of $8.8 million from the June 2016 issuance of our New 2021 Notes, 2023 Notes and 2026 Notes, an increase of $6.8 million due to an increase in the average borrowings outstanding under our Credit Agreement, an increase of $3.7 million due to higher interest rates on outstanding borrowings under our Credit Agreement, an increase of $2.6 million from the April 2017 issuance of our 2017A Senior Notes, a combined increase in fees associated with our Credit Agreement of $1.6 million due to increases in outstanding letters of credit and commitment fees on unused borrowings and $0.8 million of other net increases, partially offset by a decrease of $0.8 million for the redemption of our 2016 Notes using proceeds from the 2015 Old Waste Connections Credit Agreement which had a lower interest rate relative to the fixed interest rate in effect when the 2016 Notes were outstanding and a decrease of $0.9 million resulting from a $175 million principal interest rate swap agreement expiring in February 2017 and being replaced with two new interest rate swap agreements, totaling $175 million, at a lower fixed interest rate.

Other Income (Expense), Net.  Other income (expense), net, increased $2.6 million to an income total of $1.9 million for the three months ended June 30, 2017, from an expense total of $0.7 million for the three months ended June 30, 2016. The increase was primarily attributable to an increase in interest income of $0.9 million due to higher average outstanding cash balances, an increase of $0.3 million of income from investments purchased to fund our employee deferred compensation obligations and the non recurrence of a prior year charge of $1.4 million resulting from the write off of unamortized debt issuance costs.

Other income (expense), net, increased $3.8 million to an income total of $3.3 million for the six months ended June 30, 2017, from an expense total of $0.5 million for the six months ended June 30, 2016. The increase was primarily attributable to an increase in interest income of $1.2 million due to higher average outstanding cash balances, an increase of $0.5 million of income from investments purchased to fund our employee deferred compensation obligations, the non recurrence of a prior year charge of $1.4 million resulting from the write off of unamortized debt issuance costs and $0.7 million of other net changes.

Income Tax Provision.  Income tax provision increased $37.4 million, to $52.7 million for the three months ended June 30, 2017, from $15.3 million for the three months ended June 30, 2016. Our effective tax rate for the three months ended June 30, 2017 was 29.8%. Our effective tax rate for the three months ended June 30, 2016 was 35.5%. Income tax provision decreased $8.5 million, to $35.8 million for the six months ended June 30, 2017, from $44.3 million for the six months ended June 30, 2016. Our effective tax rate for the six months ended June 30, 2017 was 20.5%. Our effective tax rate for the six months ended June 30, 2016 was 37.8%.

The income tax provision for the three and six months ended June 30, 2017 included $0.1 million and $6.8 million, respectively, from adopting a new accounting standard in January 2017 which requires all income tax effects of share-based payment awards to be recognized in the income statement when the awards are settled, whereas previously the tax benefits in excess of compensation cost were recorded in equity, and a portion of our income from internal financing being untaxed or taxed at rates substantially lower than the U.S. federal statutory rate. The impairment of goodwill within our E&P segment during the six months ended June 30, 2017 resulted in the write off of $6.3 million of goodwill that was not deductible for tax purposes, increasing our tax expense by $2.4 million.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented.  The following tables reflect a breakdown of our revenue and inter-company eliminations for the periods indicated (dollars in thousands of U.S. dollars).

	Three months ended June 30, 2017
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$797,131	$(2,392)	$794,739	67.6%
Solid waste disposal and transfer	416,176	(158,937)	257,239	21.9
Solid waste recycling	43,693	(2,351)	41,342	3.5
E&P waste treatment, recovery and disposal	50,043	(2,870)	47,173	4.0
Intermodal and other	35,432	(356)	35,076	3.0
Total	$1,342,475	$(166,906)	$1,175,569	100.0%

	Three months ended June 30, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$502,948	$(1,778)	$501,170	68.9%
Solid waste disposal and transfer	256,847	(96,815)	160,032	22.0
Solid waste recycling	18,119	(1,393)	16,726	2.3
E&P waste treatment, recovery and disposal	30,734	(3,253)	27,481	3.8
Intermodal and other	22,358	(128)	22,230	3.0
Total	$831,006	$(103,367)	$727,639	100.0%

	Six months ended June 30, 2017
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$1,565,478	$(4,592)	$1,560,886	68.9%
Solid waste disposal and transfer	773,201	(302,378)	470,823	20.8
Solid waste recycling	87,581	(4,935)	82,646	3.6
E&P waste treatment, recovery and disposal	89,864	(5,838)	84,026	3.7
Intermodal and other	69,197	(743)	68,454	3.0
Total	$2,585,321	$(318,486)	$2,266,835	100.0%

	Six months ended June 30, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$859,546	$(3,099)	$856,447	68.9%
Solid waste disposal and transfer	426,929	(162,849)	264,080	21.3
Solid waste recycling	28,738	(2,031)	26,707	2.1
E&P waste treatment, recovery and disposal	63,586	(5,620)	57,966	4.7
Intermodal and other	37,247	(128)	37,119	3.0
Total	$1,416,046	$(173,727)	$1,242,319	100.0%

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

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands of U.S. dollars and as a percentage of total revenues for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
Southern	$285,383	24.3%	$120,551	16.6%	$565,505	24.9%	$157,470	12.7%
Western	257,492	21.9	236,431	32.5	493,082	21.8	455,664	36.7
Eastern	246,310	20.9	142,584	19.6	477,797	21.1	250,380	20.1
Canada	180,297	15.3	60,585	8.3	343,333	15.1	60,585	4.9
Central	159,418	13.6	139,670	19.2	303,727	13.4	259,607	20.9
E&P	46,669	4.0	27,818	3.8	83,391	3.7	58,613	4.7
	$1,175,569	100.0%	$727,639	100.0%	$2,266,835	100.0%	$1,242,319	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands of U.S. dollars and as a percentage of segment revenues for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
Southern	$67,168	23.5%	$27,228	22.6%	$136,108	24.1%	$36,717	23.3%
Western	87,045	33.8	79,835	33.8	162,613	33.0	153,625	33.7
Eastern	72,095	29.3	44,824	31.4	137,546	28.8	79,438	31.7
Canada	66,365	36.8	23,555	38.9	123,665	36.0	23,555	38.9
Central	60,716	38.1	52,578	37.6	113,368	37.3	96,431	37.1
E&P	21,092	45.2	6,485	23.3	35,637	42.7	13,034	22.2
Corporate(a)	(11,162)	-	(75,865)	-	(26,783)	-	(84,353)	-
	$363,319	30.9%	$158,640	21.8%	$682,154	30.1%	$318,447	25.6%

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

Significant changes in revenue and segment EBITDA for our reportable segments for the three and six month periods ended June 30, 2017, compared to the three and six month periods ended June 30, 2016, are discussed below:

Segment Revenue

Revenue in our Southern segment increased $164.8 million, or 136.7%, to $285.4 million for the three months ended June 30, 2017, from $120.6 million for the three months ended June 30, 2016.  The components of the increase consisted of net revenue growth from acquisitions and divestitures closed during, or subsequent to, the three months ended June 30, 2016, of $162.2 million, net price increases of $5.2 million and other revenue increases of $1.0 million, partially offset by solid waste volume decreases of $3.6 million primarily from the declines in residential volumes resulting from certain contracts acquired with the acquisition of Progressive Waste that were terminated subsequent to June 30, 2016 and declines in commercial volumes due to intentional losses of certain low margin customers.

Revenue in our Southern segment increased $408.0 million, or 259.1%, to $565.5 million for the six months ended June 30, 2017, from $157.5 million for the six months ended June 30, 2016.  The components of the increase consisted of net revenue growth from acquisitions and divestitures closed during, or subsequent to, the three months ended June 30, 2016, of $402.4 million, net price increases of $7.2 million and other revenue increases of $1.2 million, partially offset by solid waste volume decreases of $2.8 million primarily from the aforementioned losses in residential and commercial volumes.

Revenue in our Western segment increased $21.1 million, or 8.9%, to $257.5 million for the three months ended June 30, 2017, from $236.4 million for the three months ended June 30, 2016.  The components of the increase consisted of solid waste volume increases of $14.4 million associated with residential collection, commercial collection, roll off collection, landfill municipal solid waste and landfill special waste, net price increases of $3.7 million, increased recyclable commodity sales of $2.7 million resulting from improvements in the price of recyclable commodities and other revenue increases of $0.3 million.

Revenue in our Western segment increased $37.4 million, or 8.2%, to $493.1 million for the six months ended June 30, 2017, from $455.7 million for the six months ended June 30, 2016.  The components of the increase consisted of solid waste volume increases of $21.8 million associated with residential collection, commercial collection, roll off collection, landfill municipal solid waste and landfill special waste, net price increases of $6.6 million, increased recyclable commodity sales of $6.6 million resulting from improvements in the price of recyclable commodities, increased intermodal revenues of $1.4 million resulting from higher intermodal cargo volume, net revenue growth from acquisitions and divestitures closed during, or subsequent to, the six months ended June 30, 2016, of $0.8 million and other revenue increases of $0.2 million.

Revenue in our Eastern segment increased $103.7 million, or 72.7%, to $246.3 million for the three months ended June 30, 2017, from $142.6 million for the three months ended June 30, 2016.  The components of the increase consisted of net revenue growth from acquisitions and divestitures closed during, or subsequent to, the three months ended June 30, 2016, of $93.2 million, solid waste volume increases of $5.0 million as increased roll off collection, transfer station, landfill municipal solid waste and landfill special waste offset decreased residential collection, net price increases of $4.4 million and increased recyclable commodity sales of $1.6 million resulting from improvements in the price of recyclable commodities, partially offset by other revenue decreases of $0.5 million.

Revenue in our Eastern segment increased $227.4 million, or 90.8%, to $477.8 million for the six months ended June 30, 2017, from $250.4 million for the six months ended June 30, 2016.  The components of the increase consisted of net revenue growth from acquisitions and divestitures closed during, or subsequent to, the six months ended June 30, 2016, of $208.5 million, solid waste volume increases of $8.4 million as increased roll off collection, transfer station, landfill municipal solid waste and landfill special waste offset decreased residential collection, net price increases of $7.4 million and increased recyclable commodity sales of $3.7 million resulting from improvements in the price of recyclable commodities, partially offset by other revenue decreases of $0.6 million.

Revenue in our Canada segment increased $119.7 million, or 197.6%, to $180.3 million for the three months ended June 30, 2017, from $60.6 million for the three months ended June 30, 2016 and increased $282.7 million, or 466.7%, to $343.3 million for the six months ended June 30, 2017, from $60.6 million for the six months ended June 30, 2016. Our Canada segment was formed in conjunction with the Progressive Waste acquisition on June 1, 2016. The components of the increases consisted of revenue growth from the Progressive Waste acquisition of $116.8 million and $279.8 million for the three and six months ended June 30, 2017, respectively, and the following increases for the three and six months ended June 30, 2017: net price increases of $2.5 million; increased landfill gas sales of $1.8 million resulting from higher pricing; increased recyclable commodity sales of $1.7 million resulting from improvements in the price of recyclable commodities and $0.1 million of other revenue increases; partially offset by a decrease of $1.8 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods and solid waste volume decreases of $1.4 million associated with decreased landfill special waste volumes and intentional losses of certain low margin commercial collection customers.

Revenue in our Central segment increased $19.7 million, or 14.1%, to $159.4 million for the three months ended June 30, 2017, from $139.7 million for the three months ended June 30, 2016.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2016, of $14.0 million, net price increases of $5.1 million, increased recyclable commodity sales of $1.1 million resulting from improvements in the price of recyclable commodities and other revenue increases of $0.3 million, partially offset by solid waste volume decreases of $0.8 million primarily from declines in residential collection and landfill special waste.

Revenue in our Central segment increased $44.1 million, or 17.0%, to $303.7 million for the six months ended June 30, 2017, from $259.6 million for the six months ended June 30, 2016.  The components of the increase consisted of net revenue growth from acquisitions and divestitures closed during, or subsequent to, the six months ended June 30, 2016, of $33.6 million, net price increases of $9.8 million, increased recyclable commodity sales of $2.1 million resulting from improvements in the price of recyclable commodities, increases of $0.3 million from higher E&P disposal volumes at our solid waste landfills and other revenue increases of $0.4 million, partially offset by solid waste volume decreases of $2.1 million primarily from declines in residential collection and landfill special waste.

Revenue in our E&P segment increased $18.9 million, or 67.8%, to $46.7 million for the three months ended June 30, 2017, from $27.8 million for the three months ended June 30, 2016. The components of the increase consisted of higher E&P volumes, primarily in our E&P disposal operations in the Permian Basin and Louisiana

Revenue in our E&P segment increased $24.8 million, or 42.3%, to $83.4 million for the six months ended June 30, 2017, from $58.6 million for the six months ended June 30, 2016. The components of the increase consisted of $25.1 million from higher E&P volumes, primarily in our E&P disposal operations in the Permian Basin and Louisiana, partially offset by $0.3 million from reduced solid waste volumes at non-E&P operations managed by our E&P segment.

Segment EBITDA

Segment EBITDA in our Southern segment increased $40.0 million, or 146.7%, to $67.2 million for the three months ended June 30, 2017, from $27.2 million for the three months ended June 30, 2016.  The increase was due primarily to an increase in revenues of $164.8 million and decreases in insurance expense of $2.3 million due to improved incident rates at operations acquired from Progressive Waste, partially offset by a net $125.0 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.7 million due to variability in the timing and severity of major repairs and $0.4 million of other net expense increases.

Segment EBITDA in our Southern segment increased $99.4 million, or 270.7%, to $136.1 million for the six months ended June 30, 2017, from $36.7 million for the six months ended June 30, 2016.  The increase was due primarily to an increase in revenues of $408.0 million and decreases in insurance expense of $2.1 million due to improved incident rates at operations acquired from Progressive Waste, partially offset by a net $306.6 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.4 million due to variability in the timing and severity of major repairs, an increase in direct and administrative labor expenses of $0.7 million due primarily to employee pay rate increases and $1.0 million of other net expense increases.

Segment EBITDA in our Western segment increased $7.2 million, or 9.0%, to $87.0 million for the three months ended June 30, 2017, from $79.8 million for the three months ended June 30, 2016.  The increase was due primarily to an increase in revenues of $21.1 million and a decrease in corporate overhead expense allocations of $0.8 million due to a lower overhead allocation rate, partially offset by an increase in direct and administrative labor expenses of $3.2 million due primarily to employee pay rate increases, an increase in taxes on revenues of $2.1 million due to the aforementioned increase in revenues, an increase in third-party trucking and transportation expenses of $1.5 million due to increased disposal volumes that require transportation to our landfills, an increase in third-party disposal expense of $1.5 million due to increased collection volumes and disposal rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.4 million due to variability in the timing and severity of major repairs, an increase in employee benefits expenses of $1.3 million due to increased severity of medical claims, an increase in expenses associated with the purchase of recyclable commodities of $1.0 million due to increased recyclable commodity values, an increase in fuel expense of $0.5 million due to increases in the market price of diesel fuel and $2.2 million of other net expense increases.

Segment EBITDA in our Western segment increased $9.0 million, or 5.9%, to $162.6 million for the six months ended June 30, 2017, from $153.6 million for the six months ended June 30, 2016.  The increase was due primarily to an increase in revenues of $37.4 million and a decrease in corporate overhead expense allocations of $2.2 million due to a lower overhead allocation rate, partially offset by an increase in direct and administrative labor expenses of $6.5 million due primarily to employee pay rate increases, an increase in taxes on revenues of $4.5 million due to the aforementioned increase in revenues, an increase in employee benefits expenses of $3.3 million due to increased severity of medical claims, an increase in truck, container, equipment and facility maintenance and repair expenses of $3.0 million due to variability in the timing and severity of major repairs, an increase in third-party trucking and transportation expenses of $2.4 million due to increased disposal volumes that require transportation to our landfills, an increase in third-party disposal expense of $2.3 million due to increased collection volumes and disposal rate increases, an increase in fuel expense of $1.6 million due to increases in the market price of diesel fuel, an increase in expenses associated with the purchase of recyclable commodities of $1.4 million due to increased recyclable commodity values, an increase in expenses for auto and workers’ compensation claims of $1.3 million due to increased claims and higher average rates per claim, an increase in expenses for uncollectable accounts receivable of $0.5 million and $3.8 million of other net expense increases.

Segment EBITDA in our Eastern segment increased $27.3 million, or 60.8%, to $72.1 million for the three months ended June 30, 2017, from $44.8 million for the three months ended June 30, 2016.  The increase was due primarily to an increase in revenues of $103.7 million, a decrease in corporate overhead expense allocations of $0.3 million due to a lower overhead allocation rate and a decrease in third party disposal expenses of $1.3 million due primarily to increased internal disposal of waste at our transfer stations and landfills in the Albany, NY market, partially offset by a net $70.1 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in third-party trucking and transportation expenses of $2.0 million due to increased disposal volumes that require transportation to our landfills, an increase in direct labor expenses of $1.1 million due primarily to employee pay rate increases, an increase in leachate disposal expenses at our landfills of $1.1 million, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.9 million due to variability in the timing and severity of major repairs, an increase in taxes on revenues of $0.9 million resulting from the aforementioned increase in revenues, an increase in employee benefits expenses of $0.9 million due to increased severity of medical claims and $1.0 million of other net expense increases.

Segment EBITDA in our Eastern segment increased $58.1 million, or 73.1%, to $137.5 million for the six months ended June 30, 2017, from $79.4 million for the six months ended June 30, 2016.  The increase was due primarily to an increase in revenues of $227.4 million, a decrease in corporate overhead expense allocations of $0.7 million due to a lower overhead allocation rate and a decrease in third party disposal expenses of $2.2 million due primarily to increased internal disposal of waste at our transfer stations and landfills in the Albany, NY market, partially offset by a net $157.6 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in third-party trucking and transportation expenses of $3.3 million due to increased disposal volumes that require transportation to our landfills, an increase in direct and administrative labor expenses of $2.5 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.2 million due to variability in the timing and severity of major repairs, an increase in taxes on revenues of $1.7 million resulting from the aforementioned increase in revenues, an increase in employee benefits expenses of $1.6 million due to increased severity of medical claims, an increase in leachate disposal expenses at our landfills of $1.1 million, an increase in fuel expense of $0.5 million due to increases in the market price of diesel fuel and $1.7 million of other net expense increases.

Segment EBITDA in our Canada segment increased $42.8 million, or 181.7%, to $66.4 million for the three months ended June 30, 2017, from $23.6 million for the three months ended June 30, 2016.  The increase was due primarily to an increase in revenues of $119.7 million, less a net $74.8 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in corporate overhead charges of $1.9 million due to the Canada segment not receiving an allocation of corporate overhead for the month of June 2016 and $0.2 million of other net expense increases.

Segment EBITDA in our Canada segment increased $100.1 million, or 425.0%, to $123.7 million for the six months ended June 30, 2017, from $23.6 million for the six months ended June 30, 2016.  The increase was due primarily to an increase in revenues of $282.7 million, less a net $180.5 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in corporate overhead charges of $1.9 million due to the Canada segment not receiving an allocation of corporate overhead for the month of June 2016 and $0.2 million of other net expense increases.

Segment EBITDA in our Central segment increased $8.1 million, or 15.5%, to $60.7 million for the three months ended June 30, 2017, from $52.6 million for the three months ended June 30, 2016.  The increase was due primarily to an increase in revenues of $19.7 million, a decrease in corporate overhead expense allocations of $0.7 million due to a lower overhead allocation rate and $0.2 million of other net expense decreases, partially offset by a net $8.1 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $1.4 million due primarily to employee pay rate increases and a decrease in unfilled positions, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.8 million due to variability in the timing and severity of major repairs, an increase in third-party trucking and transportation expenses of $0.8 million due to increased disposal volumes that require transportation to our landfills, an increase in employee benefits expenses of $0.8 million due to increased severity of medical claims and an increase in taxes on revenues of $0.6 million resulting from the aforementioned increase in revenues.

Segment EBITDA in our Central segment increased $17.0 million, or 17.6%, to $113.4 million for the six months ended June 30, 2017, from $96.4 million for the six months ended June 30, 2016.  The increase was due primarily to an increase in revenues of $44.1 million, a decrease in corporate overhead expense allocations of $1.5 million due to a lower overhead allocation rate and $0.4 million of other net expense decreases, partially offset by a net $19.6 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $2.7 million due primarily to employee pay rate increases and a decrease in unfilled positions, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.1 million due to variability in the timing and severity of major repairs, an increase in employee benefits expenses of $1.7 million due to increased severity of medical claims, an increase in taxes on revenues of $1.5 million resulting from the aforementioned increase in revenues, an increase in third-party trucking and transportation expenses of $1.0 million due to increased disposal volumes that require transportation to our landfills and an increase in fuel expense of $0.4 million due to increases in the market price of diesel fuel.

Segment EBITDA in our E&P segment increased $14.6 million, or 225.2%, to $21.1 million for the three months ended June 30, 2017, from $6.5 million for the three months ended June 30, 2016.  The increase was due primarily to an $18.9 million increase in revenues and a decrease in corporate overhead expense allocations of $0.6 million due primarily to a lower overhead allocation rate, partially offset by the following increases attributable to higher disposal volumes in the current period: an increase in equipment and facility maintenance and repair expenses of $1.5 million; an increase in taxes on revenues of $0.6 million; an increase in direct labor expenses of $0.5 million, an increase in third party trucking expenses of $0.5 million; an increase in equipment rental expenses of $0.4 million and $1.4 million of other expense increases.

Segment EBITDA in our E&P segment increased $22.6 million, or 173.4%, to $35.6 million for the six months ended June 30, 2017, from $13.0 million for the six months ended June 30, 2016.  The increase was due primarily to a $24.8 million increase in revenues, a decrease in direct and administrative labor expenses of $1.2 million due to prior year headcount decreases continuing into early 2017 and a decrease in corporate overhead expense allocations of $1.3 million due primarily to a lower overhead allocation rate, partially offset by the following increases attributable higher disposal volumes in the current period: an increase in equipment and facility maintenance and repair expenses of $1.4 million; an increase in processing cell remediation expenses of $1.0 million; an increase in equipment rental expenses of $0.9 million; an increase in taxes on revenues of $0.7 million and $0.7 million of other expense increases.

Segment EBITDA at Corporate increased $64.7 million, to a loss of $11.2 million for the three months ended June 30, 2017, from a loss of $75.9 million for the three months ended June 30, 2016.  The decrease in the loss was due to a decrease in direct acquisition costs of $22.7 million resulting from amounts incurred in the prior year period related to the Progressive Waste acquisition, a decrease of $17.2 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the Progressive Waste acquisition, a decrease of $14.3 million from New Waste Connections paying excise taxes in the prior year period on the unvested or vested and undistributed equity-compensation holdings of our corporate officers and members of our Board of Directors resulting from the Progressive Waste acquisition, a decrease in share-based compensation expenses of $9.3 million related to awards granted to employees of Progressive Waste prior to June 1, 2016 for which vesting was accelerated in the prior year period due to plan provisions regarding a change in control followed by termination of employment and resulting from time-lapse vesting and changes to the fair value, a decrease in equity-based compensation expenses of $2.3 million resulting from the acceleration of vesting in the prior year period of performance share units granted to Waste Connections’ management in 2014 and 2015 and an increase in corporate overhead allocated to our segments of $10.8 million due to an increase in total corporate expenses to support the operations acquired in the Progressive Waste acquisition, partially offset by an increase in accrued recurring cash incentive compensation expense to our management of $2.4 million due to the achievement of interim financial targets during the three months ended June 30, 2017 and the addition of accrued cash incentive compensation expense for the retained Progressive Waste employees, an increase in legal, accounting and information technology professional fee expenses of $2.1 million due to increased support required as a result of growth from the acquisition of Progressive Waste, an increase in payroll expenses of $1.5 million due to increased corporate headcount to support the operations of Progressive Waste and annual compensation increases, an increase in corporate travel, meetings and training expenses of $1.1 million resulting from the integration of employees of Progressive Waste into New Waste Connections, an increase in software license fees of $1.1 million to support our new payroll processing application and computer applications acquired in the Progressive Waste acquisition, an increase in equity-based compensation expenses of $1.0 million associated with our annual recurring grant of restricted share units to our personnel, an increase in employee relocation expenses of $0.8 million associated with corporate personnel added to support the additional administrative oversight resulting from the Progressive Waste acquisition and $1.9 million of other net expense increases. During the three months ended June 30, 2017, the allocation rate for charging corporate overhead to our segments was 2.75% of budgeted revenues, a decrease from 3.0% for the three months ended June 30, 2016, as a result of allocating our total corporate expenses over a larger group of operations resulting from the Progressive Waste acquisition.

Segment EBITDA at Corporate increased $57.6 million, to a loss of $26.8 million for the six months ended June 30, 2017, from a loss of $84.4 million for the six months ended June 30, 2016. The decrease in the loss was due to a decrease in direct acquisition costs of $29.7 million resulting from amounts incurred in the prior year period related to the Progressive Waste acquisition, a decrease of $14.4 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the Progressive Waste acquisition, a decrease of $14.3 million from New Waste Connections paying excise taxes in the prior year period on the unvested or vested and undistributed equity-compensation holdings of our corporate officers and members of our Board of Directors resulting from the Progressive Waste acquisition, a decrease in share-based compensation expenses of $2.8 million related to awards granted to employees of Progressive Waste prior to June 1, 2016 for which vesting was accelerated in the prior year period due to plan provisions regarding a change in control followed by termination of employment and resulting from time-lapse vesting and changes to the fair value, a decrease in equity-based compensation expenses of $2.3 million resulting from the acceleration of vesting in the prior year period of performance share units granted to Old Waste Connections’ management in 2014 and 2015 and an increase in corporate overhead allocated to our segments of $23.8 million due to an increase in total corporate expenses to support the operations acquired in the Progressive Waste acquisition, partially offset by an increase in accrued recurring cash incentive compensation expense to our management of $7.5 million due to the achievement of interim financial targets during the six months ended June 30, 2017 and the addition of accrued cash incentive compensation expense for the retained Progressive Waste employees, an increase in legal, accounting and information technology professional fee expenses of $5.3 million due to increased support required as a result of growth from the acquisition of Progressive Waste, an increase in payroll expenses of $3.3 million due to increased corporate headcount to support the operations of Progressive Waste and annual compensation increases, an increase in corporate travel, meetings and training expenses of $2.7 million resulting from the integration of employees of Progressive Waste into New Waste Connections, an increase in software license fees of $2.4 million to support our new payroll processing application and computer applications acquired in the Progressive Waste acquisition, an increase in equity-based compensation expenses of $1.9 million associated with our annual recurring grant of restricted share units to our personnel, an increase in employee relocation expenses of $1.7 million associated with corporate personnel added to support the additional administrative oversight resulting from the Progressive Waste acquisition, an increase in deferred compensation expense of $1.0 million resulting from deferred compensation liabilities to employees increasing as a result of increases in the market value of investments to which employee deferred compensation balances are tracked, an increase in employee benefits expenses of $0.4 million due to increased severity of medical claims and $3.5 million of other net expense increases. During the six months ended June 30, 2017, the allocation rate for charging corporate overhead to our segments was 2.75% of budgeted revenues, a decrease from 3.25% for the six months ended June 30, 2016, as a result of allocating our total corporate expenses over a larger group of operations resulting from the Progressive Waste acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the six month periods ended June 30, 2017 and 2016 (in thousands of U.S. dollars):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$551,906	$259,646
Net cash used in investing activities	(527,979)	(57,906)
Net cash provided by (used in) financing activities	221,088	(156,867)
Effect of exchange rate changes on cash and equivalents	649	(223)
Net increase in cash and equivalents	245,664	44,650
Cash and equivalents at beginning of period	154,382	10,974
Less: change in cash held for sale	(305)	-
Cash and equivalents at end of period	$399,741	$55,624

Operating Activities Cash Flows

For the six months ended June 30, 2017, net cash provided by operating activities was $551.9 million.  For the six months ended June 30, 2016, net cash provided by operating activities was $259.6 million.  The $292.3 million increase was due primarily to the following:

1)	An increase in net income of $66.2 million, adjusted for a decrease in cash flows from operating assets and liabilities, net of effects from closed acquisitions, of $28.0 million. Cash flows from changes in operating assets and liabilities, net of effects from acquisitions, was a cash outflow of $58.3 million for the six months ended June 30, 2017 and a cash outflow of $30.3 million for the six months ended June 30, 2016. The significant components of the $58.3 million in net cash outflows from changes in operating assets and liabilities, net of effects from closed acquisitions, for the six months ended June 30, 2017, include the following:
a)	an increase in cash resulting from a $26.1 million decrease in prepaid expenses and other current assets due primarily to a decrease in prepaid income taxes and a decrease in prepaid insurance resulting from the timing of our annual policy renewals;
b)	an increase in cash resulting from a $4.8 million increase in deferred revenue due primarily to increased solid waste collection revenues and the timing of billing for those services; less
c)	a decrease in cash resulting from a $47.6 million increase in accounts receivable due to increased revenues, with less favorable collection results, contributing to an increased amount of revenues remaining uncollected at the end of the current period;
d)	a decrease in cash resulting from a $25.5 million decrease in accounts payable and accrued liabilities due primarily to a reduction in accrued cash incentive compensation expense due to the payment of annual cash incentive compensation for 2016 during the six months ended June 30, 2017 and a decrease in outstanding claim liabilities for our employee benefits, auto and workers’ compensation insurance programs; less
e)	a decrease in cash resulting from a $16.1 million decrease in other long-term liabilities due primarily to the cash settlement of share-based compensation awards granted to Progressive Waste employees prior to the June 1, 2016 acquisition date that continued to remain outstanding following the close of the Progressive Waste acquisition;
2)	An increase in the loss on disposal of assets and impairments of $128.1 million due primarily to the impairment of goodwill at our E&P segment and recording an expense charge to adjust the carrying cost of assets held for disposal to fair market value;
3)	An increase in depreciation expense of $112.8 million due primarily to increased depreciation expense resulting from increased capital expenditures and property, equipment and landfill assets acquired in the Progressive Waste and Groot acquisitions;
4)	An increase in amortization expense of $28.5 million due primarily to intangible assets acquired in the Progressive Waste and Groot acquisitions;
5)	An increase of $13.5 million attributable to post-closing adjustments resulting primarily in a net increase in the fair value of amounts payable under a liability-classified contingent consideration arrangement associated with an acquisition closed by Progressive Waste in 2015; less
6)	A decrease in our provision for deferred taxes of $35.7 million due primarily to the aforementioned impairment of goodwill at our E&P segment and recording an expense charge to adjust the carrying cost of assets held for disposal to fair market value resulting in the reduction of corresponding deferred tax liabilities; less

7)	A decrease in share-based compensation expense of $3.0 million due primarily to the prior year acceleration of vesting of performance share units granted to Waste Connections’ management in 2014 and 2015.

As of June 30, 2017, we had a working capital surplus of $323.8 million, including cash and equivalents of $399.7 million.  Our working capital surplus increased $272.6 million from a working capital surplus of $51.2 million at December 31, 2016, including cash and equivalents of $154.4 million, due primarily to increased cash balances, increased prepaid income taxes and the inclusion of working capital acquired in the Progressive Waste acquisition. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $470.1 million to $528.0 million for the six months ended June 30, 2017, from $57.9 million for the six months ended June 30, 2016. The significant components of the decrease include the following:

1)	An increase in cash paid for acquisitions of $335.4 million due primarily to the January 2017 acquisition of Groot;
2)	An increase in capital expenditures for property and equipment of $90.5 million; and
3)	A decrease in cash acquired in the prior year period from the Progressive Waste acquisition of $65.8 million; less
4)	An increase in cash proceeds from the disposal of assets of $19.1 million due primarily to the sale of assets at our Washington D.C. operations, which were divested in February 2017.

Total consideration for the June 2016 acquisition of Progressive Waste consisted of the issuance of common shares and assumption of Progressive Waste’s debt and other liabilities. We did not transfer cash consideration to the former shareholders of Progressive Waste. Progressive Waste had cash balances totaling $65.8 million, which we acquired upon the close of the Progressive Waste acquisition.

The increase in capital expenditures for property and equipment was due primarily to increases in expenditures resulting from the January 2017 acquisition of Groot, the June 2016 acquisition of Progressive Waste, additional heavy equipment to support volume increases in our landfill operations and increased spending on information technology to support our acquisition of Progressive Waste, less a decrease in expenditures for new land purchases and landfill cell construction at operations owned in the comparable periods.

Financing Activities Cash Flows

Net cash from financing activities increased $378.0 million to net cash provided by financing total of $221.1 million for the six months ended June 30, 2017, from net cash used in financing activities of $156.9 million for the six months ended June 30, 2016.  The significant components of the increase include the following:

1)	An increase in the net change in long-term borrowings of $387.5 million (long-term borrowings decreased $108.3 million during the six months ended June 30, 2016 and increased $279.2 million during the six months ended June 30, 2017) due primarily to increased payments for acquisitions;
2)	An increase of $17.5 million from an increase in book overdraft due to a higher volume of outstanding checks resulting from the acquisition of Progressive Waste; and
3)	An increase of $9.4 million from reduced debt issuance costs resulting primarily from our Credit Agreement that we entered into in June 2016 in conjunction with the Progressive Waste acquisition; less
4)	An increase in cash dividends paid of $27.9 million due primarily to an increase in our quarterly dividend rate to $0.12 per share for the six months ended June 30, 2017, from $0.097 per share for the six months ended June 30, 2016, and an increase in common shares outstanding resulting from the acquisition of Progressive Waste.

Our business is capital intensive.  Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

On July 19, 2016, our Board of Directors approved, subject to receipt of regulatory approvals, undertaking a normal course issuer bid (the “NCIB”) to purchase up to 13,156,098 of our common shares (after giving effect to the three-for-two share split) for a one-year period that expires on August 7, 2017. We received TSX approval of the NCIB on August 3, 2016. Under the NCIB, we may make share repurchases only in the open market, including on the NYSE, the TSX, and alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems would be limited to a maximum of 90,225 common shares (after giving effect to the three-for-two share split), which represents 25% of the average daily trading volume on the TSX of 360,901 common shares (after giving effect to the three-for-two share split) for the period from June 1, 2016 to July 31, 2016, being the whole calendar month periods that our shares traded on the TSX from the June 1, 2016 closing of the Progressive Waste acquisition to the date we filed our NCIB application with the TSX. The TSX rules also allow us to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE will be 25% of the average daily trading volume for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Vice President – Finance at (832) 442-2200.

The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of the common shares and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase.

For the six months ended June 30, 2017, we did not repurchase any common shares pursuant to the NCIB. For the six months ended June 30, 2016, we did not repurchase any common shares pursuant to the NCIB, nor did Old Waste Connections repurchase shares of its common stock pursuant to its share repurchase program.

The Board of Directors of Old Waste Connections authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2016, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.023, from $0.097 to $0.12 per share. Cash dividends of $63.5 million and $35.6 million were paid during the six months ended June 30, 2017 and 2016, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $202.6 million in capital expenditures during the six months ended June 30, 2017.  We expect to make capital expenditures of approximately $460 million in 2017 in connection with our existing business.  We have funded and intend to fund the balance of our planned 2017 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement.  In addition, we may make substantial additional capital expenditures in acquiring MSW and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital.  Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of June 30, 2017, $1.638 billion under the term loan and $257.0 million under the revolving credit facility were outstanding under our Credit Agreement, exclusive of outstanding standby letters of credit of $215.9 million.  Our Credit Agreement matures in June 2021.

As of June 30, 2017, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$3,991,860	$11,511	$194,047	$2,224,842	$1,561,460
Cash interest payments	$571,828	$110,538	$211,357	$131,689	$118,244
Contingent consideration	$77,656	$29,165	$3,224	$11,414	$33,853
Final capping, closure and post-closure	$1,362,409	$16,164	$21,315	$18,480	$1,306,450

____________________

Long-term debt payments include:

1)	$257.0 million in principal payments due June 2021 related to our revolving credit facility under our Credit Agreement. We may elect to draw amounts on our Credit Agreement in either U.S. dollar base rate loans or LIBOR loans or Canadian dollar Canadian prime rate loans or Bankers’ Acceptance loans. At June 30, 2017, $11.6 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based Canadian prime rate loans, which bear interest at the Canadian prime rate plus the applicable Canadian prime rate margin (for a total rate of 2.95% at June 30, 2017) and $245.4 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based Bankers’ Acceptance loans, which bear interest at the Canadian Dollar Offered Rate plus the applicable acceptance fee (for a total rate of 2.18% at June 30, 2017).

2)	$1.638 billion in principal payments due June 2021 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At June 30, 2017, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable LIBOR margin (for a total rate of 2.43% at June 30, 2017).

3)	$50.0 million in principal payments due April 20, 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2018 Notes bear interest at a rate of 4.00%. We have recorded this obligation in the payments due in 3 to 5 years category in the table above as we have the intent and ability to redeem the 2018 Notes on April 20, 2018 using borrowings under our Credit Agreement.

4)	$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2019 Notes bear interest at a rate of 5.25%.

5)	$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2021 Notes bear interest at a rate of 4.64%.

6)	$150.0 million in principal payments due 2021 related to our new 2021 Notes. Holders of the new 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the new 2021 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The new 2021 Notes bear interest at a rate of 2.39%.

7)	$125.0 million in principal payments due 2022 related to our 2022 Notes. Holders of the 2022 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2022 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2022 Notes bear interest at a rate of 3.09%.

8)	$200.0 million in principal payments due 2023 related to our 2023 Notes. Holders of the 2023 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2023 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2023 Notes bear interest at a rate of 2.75%.

9)	$150.0 million in principal payments due 2024 related to our 2024 Notes. Holders of the 2024 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2024 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2024 Notes bear interest at a rate of 3.24%.

10)	$375.0 million in principal payments due 2025 related to our 2025 Notes. Holders of the 2025 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2025 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2025 Notes bear interest at a rate of 3.41%.

11)	$400.0 million in principal payments due 2026 related to our 2026 Notes. Holders of the 2026 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2026 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2026 Notes bear interest at a rate of 3.03%.

12)	$250.0 million in principal payments due 2027 related to our 2027 Notes. Holders of the 2027 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2027 Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the master note purchase agreement. The 2027 Notes bear interest at a rate of 3.49%.

13)	$95.4 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (ranging between 0.97% and 1.00% at June 30, 2017). The tax-exempt bonds have maturity dates ranging from 2018 to 2039.

14)	$26.9 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.00% and 24.81% at June 30, 2017, and have maturity dates ranging from 2017 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin, the Canadian Dollar Offered Rate plus the applicable acceptance fee and the Canadian prime rate plus the applicable Canadian prime rate margin at June 30, 2017. We assumed the Credit Agreement is paid off when it matures in June 2021.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the expiration of the term of the swaps.

Contingent consideration payments include $58.3 million recorded as liabilities in our Condensed Consolidated Financial Statements at June 30, 2017, and $19.4 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$166,526	$28,094	$40,816	$28,180	$69,436
Unconditional purchase obligations	$44,925	$37,950	$6,975	$-	$-

____________________

(1)	We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At June 30, 2017, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 19.4 million gallons remaining to be purchased for a total of $44.9 million. The current fuel purchase contracts expire on or before December 31, 2018. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2017, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations.  We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $867.9 million and $862.7 million at June 30, 2017 and December 31, 2016, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2017, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the six month periods ended June 30, 2017 and 2016, at all of our landfills during the respective period, is shown below (tons in thousands):

	Six months ended June 30,
	2017		2016
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned operational landfills and landfills operated under life-of-site agreements	87	20,843	88	12,671
Operated landfills	6	267	6	279
	93	21,110	94	12,950

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests.  We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures.  Other companies may calculate adjusted free cash flow differently.  Our adjusted free cash flow for the six month periods ended June 30, 2017 and 2016, are calculated as follows (amounts in thousands of U.S. dollars):

	Six months ended June 30,
	2017	2016
Net cash provided by operating activities	$551,906	$259,646
Plus: Change in book overdraft	19,479	1,998
Plus: Proceeds from disposal of assets	20,617	1,560
Plus: Excess tax benefit associated with equity-based compensation	-	5,015
Less: Capital expenditures for property and equipment	(202,617)	(112,087)
Less: Distributions to noncontrolling interests	-	(3)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	-	132
Cash received for divestitures (b)	(17,400)	-
Transaction-related expenses (c)	2,459	72,042
Integration-related and other expenses (d)	5,110	24,529
Pre-existing Progressive Waste share-based grants (e)	11,915	-
Synergy bonus (f)	11,798	-
Tax effect (g)	(9,648)	(18,410)
Adjusted free cash flow	$393,619	$234,422

____________________

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the elimination of cash received in conjunction with the divestiture of Progressive Waste operations.
(c)	Reflects the addback of acquisition-related transaction costs, which for 2016 primarily related to the Progressive Waste acquisition.
(d)	Reflects the addback of rebranding costs and other integration-related items associated with the Progressive Waste acquisition, including professional fees and severance costs.
(e)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.
(f)	Reflects the addback of cash bonuses paid pursuant to the Company’s Synergy Bonus Program adopted on July 19, 2016 in conjunction with the Progressive Waste acquisition.
(g)	The aggregate tax effect of footnotes (a) through (f) is calculated based on the applied tax rates for the respective periods.
63

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry.  Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted EBITDA as net income attributable to Waste Connections, plus net income attributable to noncontrolling interests, plus or minus income tax provision (benefit), plus interest expense, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income, plus foreign currency transaction loss, less foreign currency transaction gain.  We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate adjusted EBITDA differently.  Our adjusted EBITDA for the three and six month periods ended June 30, 2017 and 2016, are calculated as follows (amounts in thousands of U.S. dollars):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income attributable to Waste Connections	$123,656	$27,489	$138,530	$72,331
Plus: Net income attributable to noncontrolling interests	231	231	377	406
Plus: Income tax provision	52,675	15,265	35,804	44,265
Plus: Interest expense	31,160	20,485	60,291	37,670
Plus: Depreciation and amortization	157,589	98,429	308,339	167,020
Plus: Closure and post-closure accretion	2,917	1,758	5,835	2,874
Plus/less: Impairments and other operating items	(1,180)	(3,284)	140,501	(3,048)
Plus/less: Other expense (income), net	(1,860)	714	(3,326)	492
Plus/less: Foreign currency transaction loss (gain)	1,048	(689)	1,638	(689)
Adjustments:
Plus: Transaction-related expenses (a)	715	37,702	2,459	46,516
Plus: Pre-existing Progressive Waste share-based grants (b)	4,103	5,357	10,578	5,357
Plus: Integration-related and other expenses (c)	2,594	30,122	5,422	30,122
Adjusted EBITDA	$373,648	$233,579	$706,448	$403,316

____________________

(a)	Reflects the addback of acquisition-related transaction costs, which for 2016 primarily related to the Progressive Waste acquisition.
(b)	Reflects share-based compensation costs, including changes in fair value, associated with share-based awards granted by Progressive Waste outstanding at the time of the Progressive Waste acquisition.
(c)	Reflects the addback of rebranding costs and other integration-related items, including professional fees and severance costs, associated with the Progressive Waste acquisition.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently.  Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three and six month periods ended June 30, 2017 and 2016, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Reported net income attributable to Waste Connections	$123,656	$27,489	$138,530	$72,331
Adjustments:
Amortization of intangibles (a)	24,762	14,081	50,272	21,775
Impairments and other operating items (b)	(1,180)	(3,284)	140,501	(3,048)
Transaction-related expenses (c)	715	37,702	2,459	46,516
Pre-existing Progressive Waste share-based grants (d)	4,103	5,357	10,578	5,357
Integration-related and other expenses (e)	2,594	30,122	5,422	30,122
Tax effect (f)	(9,188)	(18,257)	(72,253)	(24,629)
Adjusted net income attributable to Waste Connections	$145,462	$93,210	$275,509	$148,424

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.47	$0.13	$0.52	$0.37
Adjusted net income	$0.55	$0.44	$1.04	$0.75

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs, which for 2016 primarily related to the Progressive Waste acquisition.
(d)	Reflects share-based compensation costs, including changes in fair value, associated with share-based awards granted by Progressive Waste outstanding at the time of the Progressive Waste acquisition.
(e)	Reflects the addback of rebranding costs and other integration-related items, including professional fees and severance costs, associated with the Progressive Waste acquisition.
(f)	The aggregate tax effect of the adjustments in footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.

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

At June 30, 2017, our derivative instruments included 11 interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at June 30, 2017 and December 31, 2016, of $1.540 billion and $1.594 billion, respectively, including floating rate debt under our Credit Agreement and floating rate tax-exempt bond obligations.  A one percentage point increase in interest rates on our variable-rate debt as of June 30, 2017 and December 31, 2016, would decrease our annual pre-tax income by approximately $15.4 million and $15.9 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

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

At June 30, 2017, our derivative instruments included four fuel hedge agreements as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  For the year ending December 31, 2017, we expect to purchase approximately 64.0 million gallons of fuel, of which 33.9 million gallons will be purchased at market prices, 18.1 million gallons will be purchased under our fixed price fuel purchase contracts and 12.0 million gallons are hedged at a fixed price under our fuel hedge agreements. During the six month period of July 1, 2017 to December 31, 2017, we expect to purchase approximately 17.0 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining six months in 2017 would decrease our pre-tax income during this period by approximately $1.7 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 71 recycling operations and sell other collected recyclable materials to third parties for processing before resale.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the six months ended June 30, 2017 and 2016, would have had a $8.3 million and $2.7 million impact on revenues for the six months ended June 30, 2017 and 2016, respectively.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2017, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings

Information regarding our legal proceedings can be found in Note 17 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 5.            Other Information

At a regularly scheduled meeting of the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) held on July 24, 2017, the Compensation Committee approved certain housekeeping amendments to the Company’s 2016 Incentive Award Plan (the “2016 Plan”).  The 2016 Plan, as amended, clarifies and reinforces the Company's existing discretion under the 2016 Plan to settle awards of Deferred Share Units, Restricted Share Units, and certain other performance awards through cash or Shares (or a combination thereof).  The 2016 Plan, as amended, also reflects certain additional amendments of a housekeeping nature and updates to the number of common shares reserved by the Company pursuant to the Company’s three-for-two share split effected on June 7, 2017.  The Board of Directors of the Company subsequently approved amending the 2016 Plan at its regularly scheduled meeting held on the same date.

The above description of the 2016 Plan is intended as a summary only and is qualified in its entirety by the information set forth therein. For further information regarding the 2016 Plan, as it may be amended or amended and restated from time to time, reference is made to the 2016 Plan, which is filed hereto as Exhibit 10.1 and is incorporated herein by this reference.

Item 6.            Exhibits

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: July 26, 2017	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: July 26, 2017	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment dated June 7, 2017 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2017)

3.2	Articles of Amalgamation dated June 1, 2016 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 7, 2016)

3.3	By-laws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed on June 7, 2016)

4.1	Master Note Purchase Agreement, dated as of June 1, 2016 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on June 7, 2016)

4.2	First Supplement to Master Note Purchase Agreement, dated as of February 13, 2017, including forms of the 2017A Notes filed as exhibits thereto (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on February 17, 2017)

10.1+	Waste Connections, Inc. 2016 Incentive Award Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+    Management contract or compensatory plan, contract or arrangement.

