Form 10-Q
period 2017-09-30
Waste Connections, Inc.
filed 2017-10-26
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common shares:

As of October 18, 2017:      263,641,021 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$495,254	$154,382
Accounts receivable, net of allowance for doubtful accounts of $16,245 and $13,160 at September 30, 2017 and December 31, 2016, respectively	588,534	485,138
Current assets held for sale	2,021	6,339
Prepaid expenses and other current assets	107,134	97,533
Total current assets	1,192,943	743,392

Property and equipment, net	4,783,928	4,738,055
Goodwill	4,688,348	4,390,261
Intangible assets, net	1,108,961	1,067,158
Restricted assets	59,192	63,406
Long-term assets held for sale	12,619	33,989
Other assets, net	64,284	67,664
	$11,910,275	$11,103,925
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$276,970	$251,253
Book overdraft	24,923	10,955
Accrued liabilities	347,439	269,402
Deferred revenue	142,787	134,081
Current portion of contingent consideration	13,819	21,453
Current liabilities held for sale	2,255	3,383
Current portion of long-term debt and notes payable	11,596	1,650
Total current liabilities	819,789	692,177

Long-term debt and notes payable	3,925,761	3,616,760
Long-term portion of contingent consideration	31,136	30,373
Other long-term liabilities	310,646	331,074
Deferred income taxes	829,087	778,664
Total liabilities	5,916,419	5,449,048

Commitments and contingencies (Note 17)

Equity:
Common shares: 263,640,287 shares issued and 263,443,234 shares outstanding at September 30, 2017; 263,140,777 shares issued and 262,803,271 shares outstanding at December 31, 2016	4,185,458	4,174,808
Additional paid-in capital	109,627	102,220
Accumulated other comprehensive income (loss)	114,779	(43,001)
Treasury shares: 197,053 and 337,397 shares at September 30, 2017 and December 31, 2016, respectively	-	-
Retained earnings	1,578,635	1,413,488
Total Waste Connections’ equity	5,988,499	5,647,515
Noncontrolling interest in subsidiaries	5,357	7,362
Total equity	5,993,856	5,654,877
	$11,910,275	$11,103,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues	$1,206,478	$1,084,922	$3,473,313	$2,327,241
Operating expenses:
Cost of operations	695,122	636,310	2,024,402	1,339,764
Selling, general and administrative	128,200	129,576	383,600	349,995
Depreciation	136,941	125,744	395,008	270,988
Amortization of intangibles	26,613	26,944	76,886	48,719
Impairments and other operating items	832	7,682	141,333	4,634
Operating income	218,770	158,666	452,084	313,141

Interest expense	(32,471)	(27,621)	(92,763)	(65,291)
Interest income	1,656	171	3,131	447
Other income (expense), net	1,709	500	3,561	(268)
Foreign currency transaction gain (loss)	(1,864)	(350)	(3,502)	339
Income before income tax provision	187,800	131,366	362,511	248,368
Income tax provision	(64,390)	(42,485)	(100,220)	(86,750)
Net income	123,410	88,881	262,291	161,618
Less: Net income attributable to noncontrolling interests	(183)	(264)	(559)	(670)
Net income attributable to Waste Connections	$123,227	$88,617	$261,732	$160,948
Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.47	$0.34	$0.99	$0.73
Diluted	$0.47	$0.34	$0.99	$0.73
Shares used in the per share calculations:
Basic	263,443,064	263,005,450	263,298,839	219,321,828
Diluted	264,299,472	263,650,138	264,109,383	220,064,670

Cash dividends per common share	$0.120	$0.097	$0.360	$0.290

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$123,410	$88,881	$262,291	$161,618

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	511	1,678	2,352	5,081
Fuel hedge amounts reclassified into cost of operations	789	1,342	2,765	4,616
Changes in fair value of interest rate swaps	2,181	3,535	305	(6,980)
Changes in fair value of fuel hedges	2,717	1,019	(1,672)	1,343
Foreign currency translation adjustment	84,500	(16,642)	155,153	(3,991)
Other comprehensive income (loss), before tax	90,698	(9,068)	158,903	69
Income tax expense related to items of other comprehensive income (loss)	(4,016)	(2,282)	(1,123)	(922)
Other comprehensive income (loss), net of tax	86,682	(11,350)	157,780	(853)
Comprehensive income	210,092	77,531	420,071	160,765
Less: Comprehensive income attributable to noncontrolling interests	(183)	(264)	(559)	(670)
Comprehensive income attributable to Waste Connections	$209,909	$77,267	$419,512	$160,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	Waste Connections’ Equity
	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Treasury Shares		Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Earnings	Interests	Total
Balances at December 31, 2016	262,803,271	$4,174,808	$102,220	$(43,001)	337,397	$-	$1,413,488	$7,362	$5,654,877
Sale of common shares held in trust	140,344	8,704	-	-	(140,344)	-	-	-	8,704
Vesting of restricted share units	540,432	-	-	-	-	-	-	-	-
Vesting of performance-based restricted share units	122,786	-	-	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	36,619	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of equity-based compensation	(250,172)	-	(13,754)	-	-	-	-	-	(13,754)
Equity-based compensation	-	-	20,463	-	-	-	-	-	20,463
Exercise of options and warrants	49,954	1,946	-	-	-	-	-	-	1,946
Cash dividends on common shares	-	-	-	-	-	-	(95,201)	-	(95,201)
Amounts reclassified into earnings, net of taxes	-	-	-	3,433	-	-	-	-	3,433
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(806)	-	-	-	-	(806)
Foreign currency translation adjustment	-	-	-	155,153	-	-	-	-	155,153
Cumulative effect adjustment from adoption of new accounting pronouncement	-	-	-	-	-	-	(1,384)	-	(1,384)
Acquisition of noncontrolling interest	-	-	698	-	-	-	-	(2,564)	(1,866)
Net income	-	-	-	-	-	-	261,732	559	262,291
Balances at September 30, 2017	263,443,234	$4,185,458	$109,627	$114,779	197,053	$-	$1,578,635	$5,357	$5,993,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	Waste Connections’ Equity
	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Treasury Shares		Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Earnings	Interests	Total
Balances at December 31, 2015	183,563,933	$1,224	$736,652	$(12,171)	-	$-	$1,259,495	$6,584	$1,991,784
Conversion of Old Waste Connections’ common shares into common shares of New Waste Connections	-	650,552	(650,552)	-	-	-	-	-	-
Issuance of common shares to acquire Progressive Waste	78,218,878	3,503,162	-	-	-	-	-	-	3,503,162
Acquired common shares held in trust	-	-	-	-	735,168	-	-	-	-
Sale of common shares held in trust	308,059	15,341	-	-	(308,059)	-	-	-	15,341
Vesting of restricted share units	603,939	-	-	-	-	-	-	-	-
Vesting of performance-based restricted share units	184,440	-	-	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	58,992	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of equity-based compensation	(279,055)	-	(11,461)	-	-	-	-	-	(11,461)
Equity-based compensation	-	-	17,628	-	-	-	-	-	17,628
Exercise of warrants	52,236	-	-	-	-	-	-	-	-
Excess tax benefit associated with equity-based compensation	-	-	5,151	-	-	-	-	-	5,151
Cash dividends on common shares	-	-	-	-	-	-	(61,001)	-	(61,001)
Amounts reclassified into earnings, net of taxes	-	-	-	6,193	-	-	-	-	6,193
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(3,055)	-	-	-	-	(3,055)
Foreign currency translation adjustment	-	-	-	(3,991)	-	-	-	-	(3,991)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(3)	(3)
Net income	-	-	-	-	-	-	160,948	670	161,618
Balances at September 30, 2016	262,711,422	$4,170,279	$97,418	$(13,024)	427,109	$-	$1,359,442	$7,251	$5,621,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$262,291	$161,618
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	122,098	3,572
Depreciation	395,008	270,988
Amortization of intangibles	76,886	48,719
Foreign currency transaction (gain) loss	3,502	(339)
Deferred income taxes, net of acquisitions	(10,971)	35,968
Amortization of debt issuance costs	3,221	3,877
Share-based compensation	32,407	35,476
Interest income on restricted assets	(387)	(366)
Interest accretion	10,406	7,038
Excess tax benefit associated with equity-based compensation	-	(5,151)
Adjustments to contingent consideration	17,754	(2,563)
Payment of contingent consideration recorded in earnings	-	(413)
Net change in operating assets and liabilities, net of acquisitions	(23,840)	(19,593)
Net cash provided by operating activities	888,375	538,831
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(394,002)	(13,703)
Cash acquired in the Progressive Waste acquisition	-	65,768
Capital expenditures for property and equipment	(317,385)	(204,934)
Proceeds from disposal of assets	25,826	3,026
Change in restricted assets, net of interest income	5,464	(188)
Other	(3,465)	(3,016)
Net cash used in investing activities	(683,562)	(153,047)
Cash flows from financing activities:
Proceeds from long-term debt	896,947	3,407,359
Principal payments on notes payable and long-term debt	(666,724)	(3,612,763)
Payment of contingent consideration recorded at acquisition date	(5,840)	(12,105)
Change in book overdraft	13,814	6,050
Proceeds from option and warrant exercises	1,946	-
Excess tax benefit associated with equity-based compensation	-	5,151
Payments for cash dividends	(95,201)	(61,001)
Tax withholdings related to net share settlements of restricted share units	(13,754)	(11,461)
Debt issuance costs	(3,638)	(13,508)
Proceeds from sale of common shares held in trust	8,704	15,341
Other	(1,095)	(3)
Net cash provided by (used in) financing activities	135,159	(276,940)
Effect of exchange rate changes on cash and equivalents	927	(483)
Net increase in cash and equivalents	340,899	108,361
Cash and equivalents at beginning of period	154,382	10,974
Less: change in cash held for sale	(27)	-
Cash and equivalents at end of period	$495,254	$119,335
Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$143,495	$2,572,034
Non-cash consideration received for asset sales	$92,972	$-
Issuance of common shares to acquire Progressive Waste	$-	$3,503,162

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

The accompanying condensed consolidated financial statements relating to Waste Connections, Inc. (f/k/a Progressive Waste Solutions Ltd., and together with its subsidiaries, “New Waste Connections,” “WCI” or the “Company”) are the historical financial statements of Old Waste Connections for the three and nine month periods ended September 30, 2017 and 2016, with the inclusion on June 1, 2016 of the fair value of the assets and liabilities acquired from Progressive Waste and the inclusion of the results of operations from the acquired Progressive Waste operations commencing on June 1, 2016.  In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

As disclosed in the Quarterly Report on Form 10-Q for the second quarter of 2017, the Company expenses approximately $16,000 in sales incentives annually. The Company is continuing to evaluate the amount of sales incentives that will be capitalized as contract acquisition costs upon adoption of the amended guidance. Capitalized sales incentives will be amortized over the expected life of the customer relationship. Additional areas of the amended guidance the Company has evaluated for potential impact include volume discounts, free service periods, rebates and principal versus agent arrangements. The Company does not believe changes in these areas will result in a material impact on its consolidated financial statements.

Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued guidance that requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The new standard is effective in fiscal years beginning after December 15, 2016, including interim periods within those years. The Company adopted this guidance as of January 1, 2017, which resulted in the Company’s current deferred tax assets being recorded as noncurrent on a retrospective basis. The Company’s current deferred tax assets were $82,876 and $89,177 at September 30, 2017 and December 31, 2016, respectively.

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

Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued guidance that identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including classification of awards as either equity or liabilities, an option to recognize gross share compensation expense with actual forfeitures recognized as they occur, certain classifications on the statement of cash flows and income tax consequences, including that all income tax effects of awards are to be recognized in the income statement when the awards are settled whereas previously the tax benefits in excess of compensation cost were recorded in equity. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. As such, the Company adopted this standard on January 1, 2017 and classified the excess tax benefits associated with equity-based compensation arrangements, which were $6,776 during the nine months ended September 30, 2017, as a discrete item within Income tax provision on the Condensed Consolidated Statements of Net Income, rather than recognizing such excess income tax benefits in Additional paid-in capital on the Condensed Consolidated Statements of Equity. This reclassification was made on a prospective basis and also impacted the related classification on the Company’s Condensed Consolidated Statements of Cash Flows as excess tax benefits associated with equity-based compensation arrangements were previously reported in cash flows from operating activities and cash flows from financing activities. Under the new standard, excess tax benefits associated with equity-based compensation are only reported in cash flows from operating activities. Additionally, the Company now recognizes gross share compensation expense with actual forfeitures as they occur, which differs from the Company’s previous accounting policy to estimate forfeitures each period. Using the modified retrospective approach, the Company recorded a cumulative effect adjustment to Retained earnings of $1,384 for the differential between the amount of compensation cost previously recorded and the amount that would have been recorded without assuming forfeitures.

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

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued guidance that simplifies the accounting for goodwill impairment.  The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  All other goodwill impairment guidance will remain largely unchanged.  The new standard will be applied prospectively, and is effective for public companies for their annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company early adopted this new guidance on January 1, 2017.  During the year ended December 31, 2016, the Company did not record any impairment charges related to goodwill; however, the results of the Company’s annual impairment testing indicated that the carrying value of its exploration and production (“E&P”) segment exceeded its fair value by more than $77,343, which was the carrying value of goodwill at its E&P segment at December 31, 2016.  Upon adopting this accounting guidance in the first quarter of 2017, the Company performed an updated impairment test for its E&P segment which showed its carrying value continued to exceed its fair value by an amount in excess of the carrying amount of goodwill, or $77,343. Therefore, the Company recorded an impairment charge of $77,343, consisting of the carrying amount of goodwill at its E&P segment at January 1, 2017, to Impairments and other operating charges in the Condensed Consolidated Statements of Net Income during the nine months ended September 30, 2017.

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

Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued guidance which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update are intended to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The effective date for the standard is for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

At September 30, 2017, the Company’s landfills consisted of 78 owned landfills, eight landfills operated under life-of-site operating agreements and six landfills operated under limited-term operating agreements.  The Company’s landfills had site costs with a net book value of $2,687,159 at September 30, 2017.  For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term.  Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of September 30, 2017, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 27 years.  As of September 30, 2017, the Company is seeking to expand permitted capacity at 11 of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 29 years, with lives ranging from approximately 1 to 196 years.

During the nine months ended September 30, 2017 and 2016, the Company expensed $147,071 and $98,075, respectively, or an average of $4.55 and $4.27 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2017 and 2016 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects the Company’s long-term credit adjusted risk free rate as of the end of both 2016 and 2015.  The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2017 and 2016. The resulting final capping, closure and post-closure obligations are recorded on the condensed consolidated balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the nine months ended September 30, 2017 and 2016, the Company expensed $8,757 and $5,740 respectively, or an average of $0.27 and $0.25 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2016 to September 30, 2017:

Final capping, closure and post-closure liability at December 31, 2016	$244,909
Adjustments to final capping, closure and post-closure liabilities	(27,876)
Liabilities incurred	11,011
Accretion expense associated with landfill obligations	8,757
Closure payments	(4,913)
Foreign currency translation adjustment	2,025
Final capping, closure and post-closure liability at September 30, 2017	$233,913

The Adjustments to final capping, closure and post-closure liabilities primarily consisted of decreases in estimated closure and post closure costs at several of our landfills, most notably our landfill at Seneca Meadows, and changes in engineering estimates related to a proposed expansion at our Chiquita Canyon landfill as well as timing of closure events and total site capacity. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At September 30, 2017 and December 31, 2016, $55,827 and $55,388 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The results of operations from the acquired Progressive Waste operations have been included in the Company’s Condensed Consolidated Financial Statements from June 1, 2016, the acquisition date.  Total revenues during the period from June 1, 2016 to September 30, 2016, generated from the operations acquired in the Progressive Waste acquisition and included within consolidated revenues, were $687,108. Total pre-tax earnings during the period from June 1, 2016 to September 30, 2016, generated from the operations acquired in the Progressive Waste acquisition and included within consolidated income before income taxes, were $68,289. Total revenues during the period from January 1, 2017 to May 31, 2017, generated from the operations acquired in the Progressive Waste acquisition and included within consolidated revenues, were $826,886.  Total pre-tax earnings during the period from January 1, 2017 to May 31, 2017, generated from the operations acquired in the Progressive Waste acquisition and included within consolidated income before income taxes, was $79,470, and includes $57,362 of expenses recorded in Impairments and other operating items.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Contingent consideration acquired consists primarily of two amounts payable to the former owners of an acquisition completed by Progressive Waste in 2015. The first contingent amount payable is based on the acquired operations exceeding earnings targets specified in the purchase agreement over a one-year period ending September 30, 2017. There is no limit to this contingent amount payable under the terms of the purchase agreement, the fair value of which was recorded as $10,452 of additional purchase consideration in 2016, based upon applying a discount rate of 2.0% to the probability assessment of the expected future cash flows over the period in which the obligation is expected to be settled. During the nine months ended September 30, 2017, the Company recorded $9,631 to Impairments and other operating items in the Condensed Consolidated Statements of Net Income to increase the fair value of the amount payable under this liability-classified contingent consideration arrangement. The Company paid this liability in the fourth quarter of 2017. The second contingent amount payable had a maximum possible payment of $5,000, representing a purchase price holdback payable to the former owners subject to the satisfaction of various business performance conditions through December 31, 2016, which was paid during the nine months ended September 30, 2017.

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

The Company incurred $758 and $31,588 of acquisition-related costs for the Progressive Waste acquisition during the nine months ended September 30, 2017 and 2016, respectively.  These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

Other Acquisitions

In January 2017, the Company acquired Groot Industries, Inc. (“Groot”). At the time of the acquisition, Groot was the largest privately-owned solid waste services company in Illinois with total annual revenue of approximately $200,000. Groot serves approximately 300,000 customers primarily in northern Illinois from a network of seven collection operations, six transfer stations and one recycling facility.

In addition to the acquisition of Groot, the Company acquired 11 individually immaterial non-hazardous solid waste collection businesses during the nine months ended September 30, 2017. The total acquisition-related costs incurred during the nine months ended September 30, 2017 for these acquisitions was $3,660. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the consideration transferred and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the nine months ended September 30, 2017 and 2016:

	2017 Acquisitions	2016 Acquisitions
Fair value of consideration transferred:
Cash	$394,002	$13,703
Debt assumed	56,958	-
Notes issued to sellers	13,460	-
Fair value of operations exchanged	81,097	-
	545,517	13,703

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	19,312	521
Prepaid expenses and other current assets	4,336	477
Property and equipment	167,065	4,397
Long-term franchise agreements and contracts	54,674	-
Customer lists	28,033	5,079
Indefinite-lived intangibles	5,830	-
Other intangibles	27,261	-
Other assets	3,052	261
Accounts payable and accrued liabilities	(12,022)	(744)
Deferred revenue	(9,657)	(659)
Contingent consideration	(35)	(345)
Other long-term liabilities	(1,080)	-
Deferred income taxes	(50,283)	-
Total identifiable net assets	236,486	8,987
Goodwill	$309,031	$4,716

Goodwill acquired during the nine months ended September 30, 2017, totaling $51,518, is expected to be deductible for tax purposes.  The acquisitions of 10 non-hazardous solid waste collection businesses resulted in goodwill acquired during the nine months ended September 30, 2016, totaling $4,716, which is expected to be deductible for tax purposes.

The fair value of acquired working capital related to 10 individually immaterial acquisitions completed during the nine months ended September 30, 2017, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these 10 acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2017, is $20,025, of which $713 is expected to be uncollectible.  The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2016, is $947, of which $426 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisitions of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Pro Forma Results of Operations

The following pro forma results of operations assume that the Company’s acquisition of Progressive Waste and its other acquisitions that were collectively insignificant, occurring during the nine months ended September 30, 2016, were acquired as of January 1, 2016 (unaudited):

Nine Months Ended September 30,
2016
Total revenue	$3,136,249
Net income	279,907
Basic income per share	1.07
Diluted income per share	1.07

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

During the nine months ended September 30, 2017, the Company’s Eastern segment completed the sale of all assets and liabilities in its Washington, D.C. and Massachusetts markets and the sale of operating locations in the Illinois and Wisconsin markets. Additionally, during the nine months ended September 30, 2017, the Company’s Southern segment completed the sale of an operation in the Florida market, four operations in the Louisiana market and two operations in western Texas.  The total consideration received for these sales was $104,065 and included cash and non-monetary assets.

As of September 30, 2017, assets classified as held for sale consist of certain operating markets in the Company’s Southern segment. The assets held for sale as of September 30, 2017 have been recognized at the lower of cost or fair value less costs to sell, which resulted in recording an estimated loss on disposal of $19,189 during the nine months ended September 30, 2017. The expected consideration may include cash and non-monetary assets.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Our assets and liabilities held for sale as of September 30, 2017 and December 31, 2016, were comprised of the following:

	September 30, 2017	December 31, 2016
Current assets held for sale:
Cash and equivalents	$69	$42
Accounts receivable	1,709	5,726
Other current assets	243	571
	$2,021	$6,339
Long-term assets held for sale:
Property and equipment	$12,617	$33,624
Goodwill	-	244
Other assets	2	121
	$12,619	$33,989
Current liabilities held for sale:
Accounts payable	$834	$1,320
Accrued liabilities	314	1,811
Deferred revenue	1,107	252
	$2,255	$3,383

8.	GOODWILL AND INTANGIBLE ASSETS, NET

The Company elected to early adopt the guidance issued by the FASB “Simplifying the Test for Goodwill Impairment” on January 1, 2017. As discussed in Note 3, the new guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. As such, the impairment analysis is only one step. In this step, the Company estimates the fair value of each of its reporting units, which consisted of five geographic operating segments and its E&P segment at September 30, 2017, and compares the fair value with the carrying value of the net assets assigned to each reporting unit.  If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results.  If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

During the year ended December 31, 2016, the Company did not record any impairment charges related to goodwill; however, the results of the Company’s annual impairment testing indicated that the carrying value of its E&P segment exceeded its fair value by more than $77,343, which was the carrying value of goodwill at its E&P segment at December 31, 2016.  Upon adopting this accounting guidance in the first quarter of 2017, the Company performed an updated impairment test for its E&P segment. The impairment test involved measuring the recoverability of goodwill by comparing the E&P segment’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using an income approach employing a discounted cash flow (“DCF”) model. The DCF model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the operating locations comprising the E&P segment. This was based on a number of key assumptions, including, but not limited to, a discount rate of 11.7%, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas exploration and production activity during the forecast period, gross margins based on estimated operating expense requirements during the forecast period and estimated capital expenditures over the forecast period, all of which were classified as Level 3 in the fair value hierarchy. The impairment test showed the carrying value of the E&P segment continued to exceed its fair value by an amount in excess of the carrying amount of goodwill, or $77,343. Therefore, the Company recorded an impairment charge of $77,343, consisting of the carrying amount of goodwill at its E&P segment at January 1, 2017, to Impairments and other operating charges in the Condensed Consolidated Statements of Net Income during the nine months ended September 30, 2017.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Intangible assets, exclusive of goodwill, consisted of the following at September 30, 2017:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$482,298	$(114,040)	$-	$368,258
Customer lists	400,737	(168,290)	-	232,447
Permits and other	318,335	(32,301)	-	286,034
	1,201,370	(314,631)	-	886,739
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	-	-	158,591
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,507)	21,348
	260,729	-	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,462,099	$(314,631)	$(38,507)	$1,108,961

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the nine months ended September 30, 2017 was 16.9 years. The weighted-average amortization period of customer lists acquired during the nine months ended September 30, 2017 was 10.0 years. The weighted-average amortization period of finite-lived permits and other acquired during the nine months ended September 30, 2017 was 40.0 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2016:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$428,783	$(86,552)	$-	$342,231
Customer lists	371,203	(131,525)	-	239,678
Permits and other	290,823	(21,966)	-	268,857
	1,090,809	(240,043)	-	850,766
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	152,761	-	-	152,761
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,507)	21,348
	254,899	-	(38,507)	216,392
Intangible assets, exclusive of goodwill	$1,345,708	$(240,043)	$(38,507)	$1,067,158

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2017	$105,822
For the year ending December 31, 2018	$98,193
For the year ending December 31, 2019	$87,622
For the year ending December 31, 2020	$79,423
For the year ending December 31, 2021	$70,416

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

9.	LONG-TERM DEBT

The following chart presents the Company’s long-term debt as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Revolver under Credit Agreement, bearing interest ranging from 2.51% to 3.45% (a)	$218,755	$310,582
Term loan under Credit Agreement, bearing interest at 2.44% (a)	1,637,500	1,637,500
2018 Senior Notes	50,000	50,000
2019 Senior Notes	175,000	175,000
2021 Senior Notes	100,000	100,000
New 2021 Senior Notes	150,000	150,000
2022 Senior Notes	125,000	125,000
2023 Senior Notes	200,000	200,000
2024 Senior Notes	150,000	-
2025 Senior Notes	375,000	375,000
2026 Senior Notes	400,000	400,000
2027 Senior Notes	250,000	-
Tax-exempt bonds, bearing interest ranging from 1.03% to 1.05% (a)	95,430	95,430
Notes payable to sellers and other third parties, bearing interest at 2.00% to 24.81% (a)	26,482	14,180
	3,953,167	3,632,692
Less – current portion	(11,596)	(1,650)
Less – debt issuance costs	(15,810)	(14,282)
	$3,925,761	$3,616,760

(a) Interest rates represent the interest rates incurred at September 30, 2017.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

2016 Master Note Purchase Agreement

On June 1, 2016 the Company entered into that certain Master Note Purchase Agreement (as supplemented by that certain First Supplement to the 2016 NPA dated as of February 13, 2017 (the “2016 First Supplement”) and as amended, restated, amended and restated, assumed, supplemented or modified from time to time, the “2016 NPA”) with certain accredited institutional investors.

On April 20, 2017, pursuant to the 2016 NPA, and the 2016 First Supplement, the Company issued and sold to the investors $400,000 aggregate principal amount of senior unsecured notes consisting of $150,000 aggregate principal amount which will mature on April 20, 2024 with an annual interest rate of 3.24% (the “2024 Senior Notes”) and $250,000 aggregate principal amount of the 2017A Notes which will mature on April 20, 2027 with an annual interest rate of 3.49% (the “2027 Senior Notes” and collectively with the 2024 Senior Notes, the “2017A Senior Notes”) in a private placement. The 2017A Senior Notes bear interest at fixed rates with interest payable in arrears semi-annually on the first day of October and April beginning on October 1, 2017, and on the respective maturity dates, until the principal thereunder becomes due and payable.

The proceeds from the sale of the 2017A Senior Notes were used to refinance existing indebtedness and for general corporate purposes.

Pursuant to the terms and conditions of the 2016 NPA, the Company has outstanding senior unsecured notes (the “2016 Senior Notes”) as of September 30, 2017 consisting of 2.39% senior notes due 2021 (the “New 2021 Senior Notes”), 2.75% senior notes due 2023 (the “2023 Senior Notes”), 3.03% senior notes due 2026 (the “2026 Senior Notes”) and the 2017A Senior Notes.

Under the terms and conditions of the 2016 NPA, the Company is authorized to issue and sell notes in the aggregate principal amount of $1,500,000, inclusive of the outstanding $1,150,000 aggregate principal amount of 2016 Senior Notes that have been issued and sold by the Company, provided that the purchasers of the 2016 Senior Notes shall not have any obligation to purchase any additional notes issued pursuant to the 2016 NPA.

The 2016 Senior Notes are unsecured obligations and rank pari passu with obligations under the Credit Agreement and the 2008 Senior Notes. Certain subsidiaries of the Company have executed a subsidiary guaranty in relation to the Company’s obligations under the 2016 NPA. The subsidiaries who have executed a guaranty in relation to the 2016 NPA are the same set of subsidiaries who have executed a guaranty in relation to the Assumed 2008 NPA and the same set of subsidiaries that are guarantors under the Credit Agreement.

The 2016 Senior Notes are subject to representations, warranties, covenants and events of default customary for a private placement of senior unsecured notes. Upon the occurrence of an event of default, payment of the 2016 Senior Notes may be accelerated by the holders of the 2016 Senior Notes. The 2016 Senior Notes may also be prepaid by the Company par plus a make-whole amount determined by the amount of excess, if any, of the discounted value of the remaining scheduled payments with respect to the called principal of such 2016 Senior Notes minus the amount of such called principal, provided that the make whole shall in no event be less than zero. The discounted value is determined using market-based discount rates. In addition, the Company will be required to offer to prepay the 2016 Senior Notes upon certain changes in control. The 2016 NPA also contemplates certain offers of prepayments for specified tax reasons or certain noteholder sanctions events.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

2008 Master Note Purchase Agreement

On June 1, 2016, prior to the closing of the Progressive Waste acquisition, Old Waste Connections, certain subsidiaries of Old Waste Connections (together with Old Waste Connections, the “Obligors”) and certain holders of the 2008 Senior Notes (defined below) entered into that certain Amendment No. 6 (the “Sixth Amendment”) to that certain Master Note Purchase Agreement, dated July 15, 2008 (the “2008 NPA”), as amended by Amendment No. 1 to the 2008 NPA dated as of July 20, 2009 (the “First Amendment”), as supplemented by First Supplement to the 2008 NPA dated as of October 26, 2009 (the “First Supplement”), as amended by Amendment No. 2 to the 2008 NPA dated as of November 24, 2010 (the “Second Amendment”), as supplemented by Second Supplement to the 2008 NPA dated as of April 1, 2011 (the “Second Supplement”), as amended by Amendment No. 3 to the 2008 NPA dated as of October 12, 2011 (the “Third Amendment”), as amended by Amendment No. 4 to the 2008 NPA dated as of August 9, 2013 (the “Fourth Amendment”), as amended by Amendment No. 5 to the 2008 NPA dated as of February 20, 2015 (the “Fifth Amendment”), and as supplemented by Third Supplement to the 2008 NPA dated as of June 11, 2015 (the “Third Supplement”) (the 2008 NPA, as so amended, restated, amended and restated, supplemented or otherwise modified from time to time prior to June 1, 2016, the “Amended 2008 NPA”). The Sixth Amendment, among other things, provides certain amendments to the Amended 2008 NPA to facilitate (i) the Progressive Waste acquisition and related transactions contemplated thereunder, (ii) the Company’s assumption of the Obligors’ obligations under the Assumed 2008 NPA (defined below) pursuant to the Assumption Agreement (defined below) upon the consummation of the Progressive Waste acquisition, (iii) the release of and/or reconstitution of obligations as a guaranty for certain Obligors, and (iv) additional amendments to the Amended 2008 NPA (beyond those in the Sixth Amendment) which were effective upon the Company’s assumption of the Obligor’s obligations under the Assumed 2008 NPA pursuant to the Assumption Agreement.

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

Pursuant to the terms and conditions of the Assumed 2008 NPA, the Company’s has outstanding senior unsecured notes (the “2008 Senior Notes”) as of September 30, 2017 consisting of 4.00% senior notes due 2018 (the “2018 Senior Notes”), 5.25% senior notes due 2019 (the “2019 Senior Notes”), 4.64% senior notes due 2021 (the “2021 Senior Notes), 3.09% senior notes due 2022 (the “2022 Senior Notes”) and 3.41% senior notes due 2025 (the “2025 Senior Notes”).

Under the terms and conditions of the Assumed 2008 NPA, the Company is authorized to issue and sell notes in the aggregate principal amount of $1,250,000, inclusive of the outstanding $825,000 aggregate principal amount of 2008 Senior Notes assumed by the Company on June 1, 2016, provided that the purchasers of the 2008 Senior Notes shall not have any obligation to purchase any additional notes issued pursuant to the Assumed 2008 NPA.

The 2008 Senior Notes are unsecured obligations and rank pari passu with obligations under the Credit Agreement and the 2016 Senior Notes. Certain subsidiaries of the Company have executed a subsidiary guaranty in relation to the Company’s obligations under the Assumed 2008 NPA. The subsidiaries who have executed a guaranty in relation to the Assumed 2008 NPA are the same set of subsidiaries who have executed a guaranty in relation to the 2016 NPA and the same set of subsidiaries that are guarantors under the Credit Agreement.

The 2008 Senior Notes are subject to representations, warranties, covenants and events of default customary for a private placement of senior unsecured notes. Upon the occurrence of an event of default, payment of the 2008 Senior Notes may be accelerated by the holders of the 2008 Senior Notes. The 2008 Senior Notes may also be prepaid by the Company par plus a make-whole amount determined by the amount of excess, if any, of the discounted value of the remaining scheduled payments with respect to the called principal of such 2008 Senior Notes minus the amount of such called principal, provided that the make whole shall in no event be less than zero. The discounted value is determined using market-based discount rates. In addition, the Company will be required to offer to prepay the 2008 Senior Notes upon certain changes in control; however, no such prepayment offer was accepted in connection with the Progressive Waste acquisition. The Assumed 2008 NPA also contemplates certain offers of prepayments for specified tax reasons or certain noteholder sanctions events.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Credit Agreement

Details of the Credit Agreement are as follows:

	September 30, 2017	December 31, 2016
Revolver under Credit Agreement
Available	$1,122,149	$1,004,451
Letters of credit outstanding	$221,596	$247,467
Total amount drawn, as follows:	$218,755	$310,582
Amount drawn – Canadian prime rate loan	$12,020	$7,448
Interest rate applicable - Canadian prime rate loan	3.45%	2.95%
Amount drawn – Canadian BA loan	$206,735	$303,134
Interest rate applicable – Canadian BA loan	2.51%	2.13%
Commitment – rate applicable	0.15%	0.15%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$1,637,500	$1,637,500
Interest rate applicable – U.S. based LIBOR loan	2.44%	1.97%

On June 1, 2016, the Company entered into the certain Revolving Credit and Term Loan Agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with Bank of America, N.A., acting through its Canada Branch, as global agent, the swing line lender and letter of credit issuer, Bank of America, N.A., as the U.S. Agent and a letter of credit issuer, the lenders (the “Lenders”) and any other financial institutions from time to time party thereto.

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

The borrowings under the Credit Agreement are unsecured. Proceeds from the borrowings under the Credit Agreement may be used on a go forward basis (i) to finance acquisitions permitted under the Credit Agreement and (ii) for capital expenditures, working capital, letters of credit, and general corporate purposes.

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

The Company manages its operations through five geographic operating segments and its E&P segment, which includes the majority of the Company’s E&P waste treatment and disposal operations. The Company’s five geographic operating segments and its E&P segment comprise the Company’s reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  In the third quarter of 2017, the Company moved a district from the Eastern segment to the Canada segment as a significant amount of its revenues are received from Canadian-based customers. The segment information presented herein reflects the realignment of this district.

Under the current orientation, the Company’s Southern segment services customers located in Alabama, Arkansas, Florida, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; the Company’s Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, eastern Tennessee, Vermont and Wisconsin; the Company’s Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario and Québec; and the Company’s Central segment services customers located in Arizona, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming.  The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

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

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2017 and 2016, is shown in the following tables:

Three Months Ended September 30, 2017	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$317,059	$(36,531)	$280,528	$63,171
Western	292,222	(30,345)	261,877	84,861
Eastern	292,124	(45,857)	246,267	74,018
Canada	224,166	(27,111)	197,055	74,369
Central	190,210	(23,850)	166,360	64,607
E&P	56,209	(1,818)	54,391	27,881
Corporate(a)	-	-	-	(5,751)
	$1,371,990	$(165,512)	$1,206,478	$383,156

Three Months Ended September 30, 2016	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$317,727	$(37,818)	$279,909	$62,189
Western	276,941	(30,050)	246,891	84,214
Eastern	226,680	(34,701)	191,979	57,699
Canada	207,003	(26,431)	180,572	66,235
Central	176,109	(20,842)	155,267	58,079
E&P	33,785	(3,481)	30,304	8,919
Corporate(a)	-	-	-	(18,299)
	$1,238,245	$(153,323)	$1,084,922	$319,036

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Nine Months Ended September 30, 2017	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$957,506	$(111,472)	$846,034	$199,280
Western	845,176	(90,217)	754,959	247,475
Eastern	851,880	(133,578)	718,302	209,315
Canada	621,995	(75,846)	546,149	200,283
Central	536,803	(66,716)	470,087	177,975
E&P	143,951	(6,169)	137,782	63,518
Corporate(a)	-	-	-	(32,535)
	$3,957,311	$(483,998)	$3,473,313	$1,065,311

Nine Months Ended September 30, 2016	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$497,863	$(60,485)	$437,378	$98,906
Western	789,716	(87,160)	702,556	237,839
Eastern	519,165	(81,361)	437,804	135,456
Canada	281,660	(35,949)	245,711	91,471
Central	468,004	(53,130)	414,874	154,510
E&P	97,883	(8,965)	88,918	21,953
Corporate(a)	-	-	-	(102,653)
	$2,654,291	$(327,050)	$2,327,241	$637,482

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the six operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

Total assets for each of the Company’s reportable segments at September 30, 2017 and December 31, 2016, were as follows:

	September 30, 2017	December 31, 2016
Southern	$2,726,600	$2,869,841
Western	1,560,023	1,516,870
Eastern	1,999,928	1,519,576
Canada	2,697,750	2,554,324
Central	1,312,209	1,302,900
E&P	989,081	1,068,086
Corporate	624,684	272,328
Total Assets	$11,910,275	$11,103,925

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following tables show changes in goodwill during the nine months ended September 30, 2017 and 2016, by reportable segment:

	Southern	Western	Eastern	Canada	Central	E&P	Total
Balance as of December 31, 2016	$1,470,023	$376,537	$533,160	$1,465,274	$467,924	$77,343	$4,390,261
Goodwill acquired	7,484	20,906	272,501	7,127	1,013	-	309,031
Goodwill divested	(31,543)	-	(4,276)	-	(667)	-	(36,486)
Impairment loss	-	-	-	-	-	(77,343)	(77,343)
Goodwill adjustment for assets sold	2,205	-	321	-	-	-	2,526
Goodwill adjustment for assets held for sale	(11,080)	-	-	-	-	-	(11,080)
Impact of changes in foreign currency	-	-	-	111,439	-	-	111,439
Balance as of September 30, 2017	$1,437,089	$397,443	$801,706	$1,583,840	$468,270	$-	$4,688,348

	Southern	Western	Eastern	Canada	Central	E&P	Total
Balance as of December 31, 2015	$95,710	$373,820	$459,532	$-	$416,420	$77,343	$1,422,825
Goodwill acquired	1,338,806	2,696	75,769	1,465,720	48,232	-	2,931,223
Impact of changes in foreign currency	-	-	-	(2,878)	-	-	(2,878)
Balance as of September 30, 2016	$1,434,516	$376,516	$535,301	$1,462,842	$464,652	$77,343	$4,351,170

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Southern segment EBITDA	$63,171	$62,189	$199,280	$98,906
Western segment EBITDA	84,861	84,214	247,475	237,839
Eastern segment EBITDA	74,018	57,699	209,315	135,456
Canada segment EBITDA	74,369	66,235	200,283	91,471
Central segment EBITDA	64,607	58,079	177,975	154,510
E&P segment EBITDA	27,881	8,919	63,518	21,953
Subtotal reportable segments	388,907	337,335	1,097,846	740,135
Unallocated corporate overhead	(5,751)	(18,299)	(32,535)	(102,653)
Depreciation	(136,941)	(125,744)	(395,008)	(270,988)
Amortization of intangibles	(26,613)	(26,944)	(76,886)	(48,719)
Impairments and other operating items	(832)	(7,682)	(141,333)	(4,634)
Interest expense	(32,471)	(27,621)	(92,763)	(65,291)
Interest income	1,656	171	3,131	447
Other income (expense), net	1,709	500	3,561	(268)
Foreign currency transaction gain (loss)	(1,864)	(350)	(3,502)	339
Income before income tax provision	$187,800	$131,366	$362,511	$248,368

The following tables reflect a breakdown of the Company’s revenue and inter-company eliminations for the periods indicated:

	Three months ended September 30, 2017
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$815,344	$(2,484)	$812,860	67.4%
Solid waste disposal and transfer	416,764	(157,280)	259,484	21.5
Solid waste recycling	43,864	(2,295)	41,569	3.5
E&P waste treatment, recovery and disposal	57,797	(3,082)	54,715	4.5
Intermodal and other	38,221	(371)	37,850	3.1
Total	$1,371,990	$(165,512)	$1,206,478	100.0%

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Three months ended September 30, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$760,281	$(2,472)	$757,809	69.9%
Solid waste disposal and transfer	377,998	(144,459)	233,539	21.5
Solid waste recycling	32,138	(2,523)	29,615	2.7
E&P waste treatment, recovery and disposal	33,673	(3,608)	30,065	2.8
Intermodal and other	34,155	(261)	33,894	3.1
Total	$1,238,245	$(153,323)	$1,084,922	100.0%

	Nine months ended September 30, 2017
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$2,380,821	$(7,075)	$2,373,746	68.3%
Solid waste disposal and transfer	1,189,965	(459,659)	730,306	21.0
Solid waste recycling	131,445	(7,229)	124,216	3.6
E&P waste treatment, recovery and disposal	147,662	(8,921)	138,741	4.0
Intermodal and other	107,418	(1,114)	106,304	3.1
Total	$3,957,311	$(483,998)	$3,473,313	100.0%

	Nine months ended September 30, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$1,619,827	$(5,571)	$1,614,256	69.4%
Solid waste disposal and transfer	804,928	(307,308)	497,620	21.4
Solid waste recycling	60,876	(4,554)	56,322	2.4
E&P waste treatment, recovery and disposal	97,259	(9,228)	88,031	3.8
Intermodal and other	71,401	(389)	71,012	3.0
Total	$2,654,291	$(327,050)	$2,327,241	100.0%

11.	DERIVATIVE FINANCIAL INSTRUMENTS

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings issued under its Credit Agreement.  The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at September 30, 2017 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

At September 30, 2017, the Company’s derivative instruments included 14 interest rate swap agreements as follows:

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
April 2014	$100,000	1.800%	1-month LIBOR	July 2014	July 2019
May 2014	$50,000	2.344%	1-month LIBOR	October 2015	October 2020
May 2014	$25,000	2.326%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
April 2016	$100,000	1.000%	1-month LIBOR	February 2017	February 2020
June 2016	$75,000	0.850%	1-month LIBOR	February 2017	February 2020
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.900%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.890%	1-month LIBOR	January 2018	January 2021
August 2017	$100,000	1.900%	1-month LIBOR	July 2019	July 2022
August 2017	$200,000	2.200%	1-month LIBOR	October 2020	October 2025
August 2017	$150,000	1.950%	1-month LIBOR	February 2020	February 2023

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

At September 30, 2017, the Company’s derivative instruments included four fuel hedge agreements as follows:

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The fair values of derivative instruments designated as cash flow hedges as of September 30, 2017, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$2,748	Accrued liabilities(a)	$(1,857)
	Other assets, net	11,721	Other long-term liabilities	(1,616)

Fuel hedges	Prepaid expenses and other current assets(b)	1,317	Accrued liabilities(b)	(729)
	Other assets, net	241
Total derivatives designated as cash flow hedges		$16,027		$(4,202)

(a)       Represents the estimated amount of the existing unrealized gains and losses, respectively, on interest rate swaps as of September 30, 2017 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)       Represents the estimated amount of the existing unrealized gains and losses, respectively, on fuel hedges as of September 30, 2017 (based on the forward DOE diesel fuel index curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

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

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three and nine months ended September 30, 2017 and 2016:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCIL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCIL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016		2017	2016
Interest rate swaps	$(361)	$2,598	Interest expense	$376	$1,234
Fuel hedges	1,680	630	Cost of operations	487	830
Total	$1,319	$3,228		$863	$2,064

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCIL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCIL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017	2016
Interest rate swaps	$224	$(3,896)	Interest expense	$1,729	$3,338
Fuel hedges	(1,030)	841	Cost of operations	1,704	2,855
Total	$(806)	$(3,055)		$3,433	$6,193

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

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts.  There was no significant ineffectiveness recognized on the fuel hedges during the nine months ended September 30, 2017 and 2016.

See Note 15 for further discussion on the impact of the Company’s hedge accounting to its consolidated comprehensive income (loss) and AOCIL.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and fuel hedges.  As of September 30, 2017 and December 31, 2016, the carrying values of cash and equivalents, trade receivables, restricted assets, trade payables and contingent consideration are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of September 30, 2017 and December 31, 2016, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy.  The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of September 30, 2017 and December 31, 2016, are as follows:

	Carrying Value at		Fair Value* at
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
4.00% Senior Notes due 2018	$50,000	$50,000	$50,488	$51,226
5.25% Senior Notes due 2019	$175,000	$175,000	$185,104	$187,671
4.64% Senior Notes due 2021	$100,000	$100,000	$106,588	$106,618
2.39% Senior Notes due 2021	$150,000	$150,000	$148,477	$146,168
3.09% Senior Notes due 2022	$125,000	$125,000	$126,260	$123,974
2.75% Senior Notes due 2023	$200,000	$200,000	$197,272	$192,238
3.24% Senior Notes due 2024	$150,000	$-	$151,070	$-
3.41% Senior Notes due 2025	$375,000	$375,000	$379,859	$368,968
3.03% Senior Notes due 2026	$400,000	$400,000	$392,815	$379,438
3.49% Senior Notes due 2027	$250,000	$-	$252,396	$-

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedges, restricted assets and contingent consideration, refer to Note 14.

13.	NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$123,227	$88,617	$261,732	$160,948

Denominator:
Basic shares outstanding	263,443,064	263,005,450	263,298,839	219,321,828
Dilutive effect of equity-based awards	856,408	644,688	810,544	742,842
Diluted shares outstanding	264,299,472	263,650,138	264,109,383	220,064,670

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges.  The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts.  The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedges.  The assumptions used in preparing the DCF model include:  (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contracts.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $2.71 to $2.80 at September 30, 2017 and from $2.61 to $2.78 at December 31, 2016. The weighted average DOE index curve used in the DCF model was $2.74 and $2.75 at September 30, 2017 and December 31, 2016, respectively. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position.  The Company’s restricted assets are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf.  The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, were as follows:

	Fair Value Measurement at September 30, 2017 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net asset position	$10,996	$-	$10,996	$-
Fuel hedge derivative instruments – net asset position	$829	$-	$-	$829
Restricted assets	$57,760	$-	$57,760	$-
Contingent consideration	$(44,955)	$-	$-	$(44,955)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Fair Value Measurement at December 31, 2016 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net asset position	$8,339	$-	$8,339	$-
Fuel hedge derivative instrument – net liability position	$(264)	$-	$-	$(264)
Restricted assets	$57,166	$-	$57,166	$-
Contingent consideration	$(51,826)	$-	$-	$(51,826)

The following table summarizes the changes in the fair value for Level 3 derivatives for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$(264)	$(9,900)
Realized losses included in earnings	2,765	4,616
Unrealized gains (losses) included in AOCIL	(1,672)	1,343
Ending balance	$829	$(3,941)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$51,826	$49,394
Contingent consideration recorded at acquisition date	35	16,247
Payment of contingent consideration recorded at acquisition date	(5,840)	(12,105)
Payment of contingent consideration recorded in earnings	-	(413)
Adjustments to contingent consideration	17,754	(2,563)
Reclass earned contingent consideration to accrued liabilities	(20,464)	-
Interest accretion expense	1,381	1,129
Foreign currency translation adjustment	263	-
Ending balance	$44,955	$51,689

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

15.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting.  The components of other comprehensive income (loss) and related tax effects for the three and nine month periods ended September 30, 2017 and 2016 are as follows:

	Three months ended September 30, 2017
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$511	$(135)	$376
Fuel hedge amounts reclassified into cost of operations	789	(302)	487
Changes in fair value of interest rate swaps	2,181	(2,542)	(361)
Changes in fair value of fuel hedges	2,717	(1,037)	1,680
Foreign currency translation adjustment	84,500	-	84,500
	$90,698	$(4,016)	$86,682

	Three months ended September 30, 2016
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,678	$(444)	$1,234
Fuel hedge amounts reclassified into cost of operations	1,342	(512)	830
Changes in fair value of interest rate swaps	3,535	(937)	2,598
Changes in fair value of fuel hedges	1,019	(389)	630
Foreign currency translation adjustment	(16,642)	-	(16,642)
	$(9,068)	$(2,282)	$(11,350)

	Nine months ended September 30, 2017
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$2,352	$(623)	$1,729
Fuel hedge amounts reclassified into cost of operations	2,765	(1,061)	1,704
Changes in fair value of interest rate swaps	305	(81)	224
Changes in fair value of fuel hedges	(1,672)	642	(1,030)
Foreign currency translation adjustment	155,153	-	155,153
	$158,903	$(1,123)	$157,780

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Nine months ended September 30, 2016
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$5,081	$(1,743)	$3,338
Fuel hedge amounts reclassified into cost of operations	4,616	(1,761)	2,855
Changes in fair value of interest rate swaps	(6,980)	3,084	(3,896)
Changes in fair value of fuel hedges	1,343	(502)	841
Foreign currency translation adjustment	(3,991)	-	(3,991)
	$69	$(922)	$(853)

A rollforward of the amounts included in AOCIL, net of taxes, for the nine months ended September 30, 2017 and 2016, is as follows:

	Fuel Hedges	Interest Rate Swaps	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(164)	$8,094	$(50,931)	$(43,001)
Amounts reclassified into earnings	1,704	1,729	-	3,433
Changes in fair value	(1,030)	224	-	(806)
Foreign currency translation adjustment	-	-	155,153	155,153
Balance at September 30, 2017	$510	$10,047	$104,222	$114,779

	Fuel Hedges	Interest Rate Swaps	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(6,134)	$(6,037)	$-	$(12,171)
Amounts reclassified into earnings	2,855	3,338	-	6,193
Changes in fair value	841	(3,896)	-	(3,055)
Foreign currency translation adjustment	-	-	(3,991)	(3,991)
Balance at September 30, 2016	$(2,438)	$(6,595)	$(3,991)	$(13,024)

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

Share-Based Compensation

Restricted Share Units – New Waste Connections

A summary of activity related to restricted share units (“RSUs”) during the nine-month period ended September 30, 2017, is presented below:

Unvested Shares
Outstanding at December 31, 2016	1,252,291
Granted	413,179
Forfeited	(45,409)
Vested and issued	(542,403)
Vested and deferred	(37,482)
Outstanding at September 30, 2017	1,040,176

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the nine-month period ended September 30, 2017 was $57.02.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose.  At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At September 30, 2017 and 2016, the Company had 352,214 and 366,337 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units – New Waste Connections

A summary of activity related to performance-based restricted share units (“PSUs”) during the nine-month period ended September 30, 2017, is presented below:

Unvested Shares
Outstanding at December 31, 2016	427,144
Granted	210,103
Vested and issued	(122,786)
Outstanding at September 30, 2017	514,461

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

During the nine months ended September 30, 2017, the Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2019. During the same period, the Compensation Committee also granted PSUs with a one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period.  The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period.  The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the nine-month period ended September 30, 2017 was $57.47.

Deferred Share Units – New Waste Connections and Progressive Waste Plans

A summary of activity related to deferred share units (“DSUs”) during the nine-month period ended September 30, 2017, is presented below:

Vested Shares
Outstanding at December 31, 2016	68,942
Granted	4,725
Share settled	(35,416)
Cash settled	(25,113)
Outstanding at September 30, 2017	13,138

Restricted Share Units - Progressive Waste Plans

The Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting of restricted share units (“RSUs”). A summary of activity related to Progressive Waste RSUs during the nine-month period ended September 30, 2017, is presented below:

Outstanding at December 31, 2016	269,206
Cash settled	(79,744)
Outstanding at September 30, 2017	189,462

A summary of vesting activity related to Progressive Waste RSUs during the nine-month period ended September 30, 2017, is presented below:

Vested at December 31, 2016	222,517
Vested over remaining service period	19,338
Cash settled	(79,744)
Vested at September 30, 2017	162,111

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Performance-Based Restricted Share Units - Progressive Waste Plans

The Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for cash settlement only to employees upon vesting of performance-based restricted share units (“PSUs”) based on achieving target results. A summary of activity related to Progressive Waste PSUs during the nine-month period ended September 30, 2017, is presented below:

Outstanding at December 31, 2016	92,957
Cash settled, net of notional dividend	(37,437)
Outstanding at September 30, 2017	55,520

A summary of vesting activity related to Progressive Waste PSUs during the nine-month period ended September 30, 2017, is presented below:

Vested at December 31, 2016	35,727
Vested over remaining service period	8,322
Cash settled, net of notional dividend	(37,437)
Vested at September 30, 2017	6,612

No PSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

Share Based Options – Progressive Waste Plans

The Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting of share based options. A summary of activity related to Progressive Waste share based options during the nine-month period ended September 30, 2017, is presented below:

Outstanding at December 31, 2016	672,996
Share settled	(33,792)
Cash settled	(322,785)
Forfeited	(9,662)
Outstanding at September 30, 2017	306,757

A summary of vesting activity related to Progressive Waste share based options during the nine-month period ended September 30, 2017, is presented below:

Vested at December 31, 2016	601,395
Vested over remaining service period	71,601
Share settled	(33,792)
Cash settled	(322,785)
Forfeited	(9,662)
Vested at September 30, 2017	306,757

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

No share based options under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

Normal Course Issuer Bid

On July 24, 2017, the Board of Directors of the Company approved, subject to receipt of regulatory approvals, the annual renewal of the Company’s normal course issuer bid (the “NCIB”) to purchase up to 13,181,806 of the Company’s common shares during the period of August 8, 2017 to August 7, 2018 or until such earlier time as the NCIB is completed or terminated at the option of the Company. The renewal followed on the conclusion of the Company’s original NCIB that expired August 7, 2017 under which no shares were repurchased. The Company received TSX approval for its annual renewal of the NCIB on August 2, 2017. Under the NCIB, the Company may make share repurchases only in the open market, including on the NYSE, the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems would be limited to a maximum of 80,287 common shares, which represents 25% of the average daily trading volume on the TSX of 321,151 common shares for the period from February 1, 2017 to July 31, 2017. The TSX rules also allow the Company to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE will be 25% of the average daily trading volume for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases.

The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including the Company’s capital structure, the market price of the common shares and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase.

For the nine months ended September 30, 2017, the Company did not repurchase any common shares pursuant to the NCIB. For the nine months ended September 30, 2016, the Company did not repurchase any common shares pursuant to the NCIB nor did Old Waste Connections repurchase shares of its common stock pursuant to its share repurchase program.

Cash Dividend

In October 2016, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.023, from $0.097 to $0.12 per share. Dividend amounts reflect the post-split basis of the three-for-two share split completed in June 2017. Cash dividends of $95,201 and $61,001 were paid during the nine months ended September 30, 2017 and 2016, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of September 30, 2017, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

On August 16, 2016, the EPA sent individual letters to each of the PRPs for the LDW Site, including NWCS, stating that it expects to initiate negotiations with all PRPs in early 2018 relating to a Remedial Design/Remedial Action (“RD/RA”) Consent Decree. An RD/RA Consent Decree provides for the cleanup of the entire site and is often referred to as a “global settlement.” In the letter the EPA explained this schedule, noting that it expected the pre-remedial design work under the AOC 3 to be completed by the beginning of 2018, and also that it understood that several PRPs are participating in a neutral allocation, which the EPA was hopeful would be completed by early 2018. The EPA encouraged the PRPs to complete the allocation on a schedule consistent with the EPA’s intended negotiation schedule, adding that it expects to initiate the RD/RA negotiations on schedule regardless of the status of the allocation. The pre-remedial design work under the AOC 3 is now not expected to conclude until the end of 2019, and in March 2017, the PRPs provided the EPA with notice that the allocation is not scheduled to conclude until mid-2019. In June 2017, attorneys for the EPA informed attorneys for several PRPs that it now expects to begin RD/RA negotiations in the late summer or early fall of 2018. The Company cannot provide assurance that the EPA’s schedule can be met or will be adjusted. NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs, its specific allocation, or the likelihood of the parties then negotiating a global settlement with the EPA. Thus, NWCS cannot reasonably determine the likelihood of any outcome in this matter, including its potential liability.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Under CERCLA, certain Federal, State and Indian Tribe officials are designated as natural resource trustees and have responsibility for ensuring the restoration of injured natural resources.  On February 11, 2016, NWCS received a letter (the “Letter”) from the United States Department of Commerce, National Oceanic and Atmospheric Administration (“NOAA”), describing certain investigatory activities conducted by the Elliott Bay Trustee Council (the “Council”).  The Council consists of all of the natural resources trustees for the LDW Site as well as two nearby Superfund sites, the Harbor Island site and the Lockheed West site.  The members of the Council include the United States, on behalf of the U.S. National Oceanic and Atmospheric Administration and the U.S. Department of the Interior, the Washington State Department of Ecology, and the Suquamish and Muckleshoot Indian Tribes (together, the “Trustees”).  The Letter appears to allege that NWCS may be a potentially liable party that allegedly contributed to the release of hazardous substances that have injured natural resources at the LDW Site.  Damages to natural resources are in addition to clean-up costs. The Letter, versions of which NWCS believes were sent to all or a group of the PRPs for the LDW Site, also notified its recipients of their opportunity to participate in the Trustees’ development of an Assessment Plan and the performance of a Natural Resources Damages Assessment (“NRDA”) in accordance with the Assessment Plan for both the LDW Site and the east and west waterways of the Harbor Island site.  NWCS timely responded with correspondence to the NOAA Office of General Counsel, dated March 9, 2016, in which it declined the invitation at that time.  NWCS does not know how other PRPs responded to the Letter, and has not received any further communication from NOAA or the Trustees.  The Trustees have not responded to NWCS’ letter and NWCS is not aware of any further action by the Trustees with respect to the Assessment Plan and NRDA. At this point, the Company is not able to determine the likelihood or amount of an assessment of natural resource damages against NWCS in connection with this matter.

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

Los Angeles County, California Landfill Expansion Litigation

In October 2004, the Company’s subsidiary, Chiquita Canyon, LLC (“CCL”), filed an application (the “Application”) with the County of Los Angeles (the “County”) Department of Regional Planning (the “Department”) for a conditional use permit (“CUP”) to authorize the continued operation and expansion of the Chiquita Canyon Landfill (the “Landfill”). The Landfill has operated since 1972, and as a regional landfill, accepted approximately three million tons of materials for disposal and beneficial use in 2016. The Application requested expansion of the existing waste footprint on CCL’s contiguous property, an increase in maximum elevation, creation of a new entrance and new support facilities, construction of a facility for the County or another third-party operator to host household hazardous waste collection events, designation of an area for mixed organics/composting, and other modifications.

Over the ensuing 12 and-a-half years, the County conducted a lengthy Permitting and Environmental Impact Review (the “Review”) of the Application, which Review was funded by the Company at substantial expense as required by the County. The County released a draft Environmental Impact Report in 2014, and subsequently revised and recirculated several chapters of that report in 2016.

Upon the recommendation of County staff, and over CCL’s objections, the County’s Regional Planning Commission (the “Commission”) approved CCL’s Application, but with operating conditions, fees and exactions that substantially reduce the historical landfill operations and represent a dramatic increase in per-ton taxes and other fees, and include currently unquantifiable future costs that CCL would be forced to expend at the County’s direction and discretion.

CCL appealed the Commission’s decision to the County Board of Supervisors. Four separate appeals were also filed by opponents of the Landfill expansion project. The Board of Supervisors conducted a public hearing on all of the appeals on June 27, 2017. At a subsequent hearing, on July 25, 2017, the Board of Supervisors approved the CUP. The revised conditions approved by the Board of Supervisors do provide some modest relief on the original taxes and fees and the limits on materials that may be received at the Landfill on a daily, monthly, and annual basis. However, the CUP, as revised, also includes many of the Commission’s objectionable conditions and imposes additional requirements beyond those that were required by the Commission, and still includes numerous operational restrictions and taxes and fees that will likely make the continued operation of the Landfill less profitable for the Company.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

On October 20, 2017, CCL filed in the Superior Court of Los Angeles County a verified petition for writ of mandate and complaint against the County and the County Board of Supervisors captioned Chiquita Canyon, LLC vs. County of Los Angeles; Los Angeles County Board of Supervisors challenging many unlawful terms of the CUP. CCL’s petition and complaint seeks (a) an injunction against certain of the CUP’s operational restrictions, taxes and fees, (b) a declaration that the challenged conditions are unconstitutional and in violation of state and federal statutes, (c) reimbursement for any such illegal fees paid under protest, (d) damages, and (e) attorney fees. The petition and complaint details the exemplary 40-plus year operating history of the Landfill, and the many unreasonable and unlawful conditions being forced upon CCL pursuant to the CUP, which harm both CCL and its many customers and others who depend on economical waste management options for Southern California. The petition and complaint estimates that the CUP’s new fees and other new taxes on CCL will total more than $250,000 over the 30-year lifetime of the CUP.

CCL’s petition and complaint explains that the CUP’s conditions violate several state statutes, and state and federal constitutional provisions. The statutory challenges include (a) violations of California’s Mitigation Fee Act, which requires a reasonable relationship between fees imposed by the County and the Landfill’s impacts, and (b) California’s Integrated Waste Management Act, which establishes a comprehensive program for solid waste management and requires certain waste diversion and recycling goals.

The constitutional challenges include:

•	violations of Article XIII of the California Constitution, which prohibits a local government from imposing a tax without appropriate voter approval;

•	violations of state and federal constitutional prohibitions on discrimination against waste based on its place of origin; and

•	violations of substantive due process rights guaranteed by the state and federal constitutions.

One condition of the CUP requires CCL to support the County in its legislative efforts related to amendment of certain waste laws and regulations. This condition is challenged as a clear affront to the free speech protections of the state and federal constitutions. Another onerous condition requires CCL to establish a public park on its land upon closure of the Landfill, and dedicate this land to the County upon request. This condition, among others, is challenged as a taking of private property for public use without just compensation. The petition and complaint also alleges that the County’s actions in enacting these illegal conditions were ultra vires and an abuse of its exercise of police power. The federal constitutional claims provide a basis for violations of 42 U.S.C. Section 1983, which, if successful, will entitle CCL to damages and attorneys’ fees.

The County is required to answer the petition and complaint or move to dismiss. CCL will vigorously prosecute the lawsuit and plans to seek discovery from the County regarding what evidence, if any, supports the objectionable conditions in the CUP.

A separate lawsuit involving CCL and the Landfill was recently filed by activists alleging that the Review underlying the CUP was inadequate under state law. CCL was named as real party in interest in a petition for writ of mandate filed on August 24, 2017 in the Superior Court of California, County of Los Angeles, against the County of Los Angeles by Val Verde Civic Association, Citizens for Chiquita Canyon Landfill Compliance, and the Santa Clarita Organization for Planning the Environment. The lawsuit seeks to overturn the County’s approval of the CUP for the expansion of the Landfill and the certification of the final Environmental Impact Report, arguing that the report violates the California Environmental Quality Act. Pursuant to Condition No. 6 of the CUP, which requires CCL to defend, indemnify, and hold harmless the County, its agents, officers, and employees from any claim or proceeding against the County brought by any third party to attack, set aside, void, or annul the CUP approval, the County by letter dated September 12, 2017 tendered the defense of the lawsuit to CCL. CCL intends to vigorously defend the lawsuit. At this point, the Company is not able to determine the likelihood of any outcome in this matter.

18.	SUBSEQUENT EVENT

On October 25, 2017, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.02, from $0.12 to $0.14 per Company common share, and then declared a regular quarterly cash dividend of $0.14 per Company common share.  The dividend will be paid on November 22, 2017, to shareholders of record on the close of business on November 8, 2017.

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

As of September 30, 2017, we served residential, commercial, industrial and E&P customers in 38 states in the U.S. and five provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Florida, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Washington, Wisconsin and Wyoming and the provinces of Alberta, British Columbia, Manitoba, Ontario and Québec.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
Revenues	$1,206,478	100.0%	$1,084,922	100.0%	$3,473,313	100.0%	$2,327,241	100.0%
Cost of operations	695,122	57.6	636,310	58.7	2,024,402	58.3	1,339,764	57.6
Selling, general and administrative	128,200	10.6	129,576	11.9	383,600	11.0	349,995	15.0
Depreciation	136,941	11.4	125,744	11.6	395,008	11.4	270,988	11.6
Amortization of intangibles	26,613	2.2	26,944	2.5	76,886	2.2	48,719	2.1
Impairments and other operating items	832	0.1	7,682	0.7	141,333	4.1	4,634	0.2
Operating income	218,770	18.1	158,666	14.6	452,084	13.0	313,141	13.5

Interest expense	(32,471)	(2.7)	(27,621)	(2.5)	(92,763)	(2.7)	(65,291)	(2.8)
Interest income	1,656	0.1	171	0.0	3,131	0.1	447	0.0
Other income (expense), net	1,709	0.2	500	0.0	3,561	0.1	(268)	(0.0)
Foreign currency transaction gain (loss)	(1,864)	(0.1)	(350)	(0.0)	(3,502)	(0.1)	339	0.0
Income tax provision	(64,390)	(5.4)	(42,485)	(3.9)	(100,220)	(2.9)	(86,750)	(3.8)
Net income	123,410	10.2	88,881	8.2	262,291	7.5	161,618	6.9
Net income attributable to noncontrolling interests	(183)	(0.0)	(264)	(0.0)	(559)	(0.0)	(670)	(0.0)
Net income attributable to Waste Connections	$123,227	10.2%	$88,617	8.2%	$261,732	7.5%	$160,948	6.9%

Revenues.  Total revenues increased $121.6 million, or 11.2%, to $1.206 billion for the three months ended September 30, 2017, from $1.085 billion for the three months ended September 30, 2016. Total revenues increased $1.146 billion, or 49.2%, to $3.473 billion for the nine months ended September 30, 2017, from $2.327 billion for the nine months ended September 30, 2016.

During the three months ended September 30, 2017, incremental revenue from acquisitions closed during, or subsequent to, the three months ended September 30, 2016, increased revenues by approximately $61.3 million.  During the nine months ended September 30, 2017, incremental revenue from acquisitions closed during, or subsequent to, the nine months ended September 30, 2016, increased revenues by approximately $991.1 million, of which the Progressive Waste acquisition contributed $826.9 million.

Operations that were divested in 2017 decreased revenues by approximately $21.1 million and $25.8 million for the three and nine months ended September 30, 2017, respectively.

During the three months ended September 30, 2017, the net increase in prices charged to our customers at our existing operations was $32.8 million, consisting of $32.6 million of core price increases and $0.2 million from fuel, materials and environmental surcharges due primarily to an increase in the market price of diesel fuel. During the nine months ended September 30, 2017, the net increase in prices charged to our customers at our existing operations was $66.3 million, consisting of $65.4 million of core price increases and $0.9 million from fuel, materials and environmental surcharges due primarily to an increase in the market price of diesel fuel.

During the three and nine months ended September 30, 2017, volume increases in our existing business increased solid waste revenues by $5.0 million and $28.6 million, respectively, from increases in roll off collection, transfer station volumes and landfill volumes resulting from increased construction and general economic activity in our markets, partially offset by declines in residential volumes resulting from certain contracts acquired with the acquisition of Progressive Waste that were terminated subsequent to June 30, 2016 and declines in commercial volumes due to intentional losses of certain low margin commercial collection customers. E&P revenues at facilities owned and fully-operated during the three and nine months ended September 30, 2017 increased by $24.7 million and $50.7 million, respectively, due to a partial recovery in crude oil prices increasing drilling activity and E&P disposal volumes at the majority of our sites, with the most significant increases in the Permian Basin and Louisiana.

An increase in the average Canadian dollar to U.S. dollar currency exchange rate resulted in an increase in revenues of $7.6 million and $5.8 million for the three and nine months ended September 30, 2017, respectively. Our Canada segment was formed in conjunction with the Progressive Waste acquisition on June 1, 2016; therefore, Canadian dollar to U.S. dollar exchange rate changes did not impact our revenues or results of operations prior to June 1, 2016. The average Canadian dollar to U.S. dollar exchange rates were 0.7986 in the three months ended September 30, 2017, 0.7663 in three months ended September 30, 2016, 0.7870 in the four-month period of June to September 2017 and 0.7686 in the four-month period from June to September 2016.

Revenues from sales of recyclable commodities at facilities owned during the three and nine months ended September 30, 2017 and 2016 increased $7.9 million and $22.6 million, respectively, due primarily to increased prices for recyclable commodities, which began to recover in the second half of 2016, continuing through August 2017. In September 2017, prices for recyclable commodities, primarily old corrugated cardboard, began to decline due to a reduction in overseas demand. Recyclable commodity revenue was $41.6 million and $124.2 million for the three and nine months ended September 30, 2017, respectively. If the reductions in prices for recyclable commodities, which began in September 2017, continue into the fourth quarter of 2017 and the full year of 2018, we believe our fourth quarter 2017 and full year 2018 revenue from sales of recyclable commodities will decrease approximately 6% and 27%, respectively, from the comparable periods.

Other revenues increased by $3.4 million and $6.8 million during the three and nine months ended September 30, 2017, respectively, due primarily to an increase in landfill gas sales at our Canada segment of $4.0 million and $5.9 million during the three and nine months ended September 30, 2017, respectively.

Cost of Operations.  Total cost of operations increased $58.8 million, or 9.2%, to $695.1 million for the three months ended September 30, 2017, from $636.3 million for the three months ended September 30, 2016. The increase was primarily the result of $39.1 million of operating costs from acquisitions closed during, or subsequent to, the three months ended September 30, 2016 and an increase in operating costs at our existing operations of $35.6 million, partially offset by a decrease in operating costs of $15.9 million at operations divested in 2017.

The increase in operating costs at our existing operations of $35.6 million for the three months ended September 30, 2017 was comprised of an increase in labor expenses of $8.2 million due primarily to employee pay rate increases, an increase in third-party trucking and transportation expenses of $6.8 million due to increased transfer station and landfill volumes that require us to transport the waste to our disposal sites, an increase in taxes on revenues of $5.9 million due to increased revenues in our solid waste markets, an increase in truck, container, equipment and facility maintenance and repair expenses of $4.6 million due to variability in the timing and severity of major repairs, an increase in fuel expense of $3.6 million due to increases in the market price of diesel fuel, an increase in expenses associated with the purchase of recyclable commodities of $2.3 million due to increased recyclable commodity values, an increase of $2.3 million from incremental labor and repair expenses resulting from hurricanes impacting our Texas, Louisiana and Florida operations and $1.9 million of other net expense increases.

Total cost of operations increased $684.6 million, or 51.1%, to $2.024 billion for the nine months ended September 30, 2017, from $1.340 billion for the nine months ended September 30, 2016. The increase was primarily the result of $503.7 million of operating costs from the Progressive Waste acquisition, $109.3 million of additional operating costs from all other acquisitions closed during, or subsequent to, the nine months ended September 30, 2016 and an increase in operating costs at our existing operations of $91.4 million, partially offset by a decrease in operating costs of $19.8 million at operations divested in 2017.

The increase in operating costs at our existing operations of $91.4 million for the nine months ended September 30, 2017 was comprised of an increase in labor expenses of $18.4 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $16.9 million due to variability in the timing and severity of major repairs, an increase in taxes on revenues of $14.6 million due to increased revenues in our solid waste markets, an increase in third-party trucking and transportation expenses of $13.9 million due to increased transfer station and landfill volumes that require us to transport the waste to our disposal sites, an increase in fuel expense of $6.7 million due to increases in the market price of diesel fuel, an increase in employee benefits expenses of $5.4 million due to increased severity of medical claims, an increase in expenses associated with the purchase of recyclable commodities of $4.3 million due to increased recyclable commodity values, an increase in expenses for auto and workers’ compensation claims of $4.1 million due to actuarial driven average claim rate increases resulting from the inclusion of historical Progressive Waste claim experience into rates for current year claims, an increase of $2.3 million from incremental labor and repair expenses resulting from hurricanes impacting our Texas, Louisiana and Florida operations, an increase in equipment rental expenses of $1.3 million primarily at our E&P segment to comply with regulatory requirements, an increase in processing cell remediation expenses at our E&P segment of $1.1 million due to increased disposal volumes, an increase in leachate disposal expenses of $0.9 million due to higher precipitation at certain landfills in our Eastern segment and $1.5 million of other net expense increases.

Cost of operations as a percentage of revenues decreased 1.1 percentage points to 57.6% for the three months ended September 30, 2017, from 58.7% for the three months ended September 30, 2016. The components of the decrease consisted of a 0.7 percentage point decrease from increased internalization of collected waste volumes, primarily in our New York markets, a 0.7 percentage point decrease from leveraging existing personnel to support increases in solid waste and E&P volumes and the benefit of improved commodity prices and a 0.1 percentage point decrease from all other net changes, partially offset by a 0.2 percentage point increase from acquisitions closed during, or subsequent to, the nine months ended September 30, 2016 having operating margins lower than our company average and a 0.2 percentage point increase from expenses resulting from the impact of hurricanes.

Cost of operations as a percentage of revenues increased 0.7 percentage points to 58.3% for the nine months ended September 30, 2017, from 57.6% for the nine months ended September 30, 2016. The components of the increase consisted of a 1.4 percentage point increase from acquisitions closed during, or subsequent to, the nine months ended September 30, 2016 having operating margins lower than our company average, a 0.2 percentage point increase from higher third party trucking and transportation expenses and a 0.3 percentage point increase from all other net changes, partially offset by a 0.6 percentage point decrease from increased internalization of collected waste volumes, primarily in our New York markets and a 0.6 percentage point decrease from leveraging existing personnel to support increases in solid waste and E&P volumes and the benefit of improved commodity prices.

SG&A.  SG&A expenses decreased $1.4 million, or 1.1%, to $128.2 million for the three months ended September 30, 2017, from $129.6 million for the three months ended September 30, 2016. The decrease was comprised of a decrease of $7.3 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the Progressive Waste acquisition, a decrease of $5.3 million resulting from the nonrecurring prior year accrual of incentive compensation expenses to certain of our executive officers and key employees related to the achievement of defined synergy goals realized by New Waste Connections from the acquisition of Progressive Waste, a decrease in share-based compensation expenses of $2.1 million due to less outstanding shares in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value and a decrease of $1.9 million consisting of SG&A expenses from operations divested in 2017, partially offset by $3.8 million of additional SG&A expenses from operating locations at acquisitions closed during, or subsequent to, the three months ended September 30, 2016, an increase in payroll expenses of $2.7 million due to increased corporate headcount to support the operations of Progressive Waste and annual compensation increases, an increase in accrued recurring cash incentive compensation expense to our management of $2.2 million due to the achievement of interim financial targets during the three months ended September 30, 2017, an increase in direct acquisition costs of $1.8 million resulting from an increase in acquisition activity and legal costs incurred related to divested operations, an increase in equity-based compensation expenses of $1.6 million associated with our annual recurring grant of restricted share units to our personnel, an increase in corporate travel, meetings and training expenses of $1.0 million resulting primarily from the integration of employees of Progressive Waste into New Waste Connections, an increase in expenses for uncollectible accounts receivable of $1.0 million due primarily to the collection during the three months ended September 30, 2016 of a large receivable balance that was written off as a doubtful account in a prior year, an increase in donations of $0.7 million primarily associated with financial support we have provided to our employees that were impacted by hurricanes in 2017 and $0.4 million of other net expense increases.

SG&A expenses increased $33.6 million, or 9.6%, to $383.6 million for the nine months ended September 30, 2017, from $350.0 million for the nine months ended September 30, 2016. The increase was comprised of $61.3 million of SG&A expenses from operating locations acquired in the Progressive Waste acquisition, $12.0 million of additional SG&A expenses from operating locations at all other acquisitions closed during, or subsequent to, the nine months ended September 30, 2016, an increase in accrued recurring cash incentive compensation expense to our management of $9.8 million due to the achievement of interim financial targets during the nine months ended September 30, 2017 and the addition of accrued cash incentive compensation expense for the retained Progressive Waste employees, an increase in payroll expenses of $6.8 million due to increased corporate headcount to support the operations of Progressive Waste and annual compensation increases, an increase in corporate travel, meetings and training expenses of $4.8 million resulting from the integration of employees of Progressive Waste into New Waste Connections, an increase in legal, accounting and information technology professional fee expenses of $4.1 million due to increased support required as a result of growth from the acquisition of Progressive Waste, an increase in equity-based compensation expenses of $3.6 million associated with our annual recurring grant of restricted share units to our personnel, an increase in software license fees of $2.2 million to support our new payroll processing application and computer applications acquired in the Progressive Waste acquisition, an increase in employee benefits expenses of $1.9 million due to increased severity of medical claims, an increase in employee relocation expenses of $1.4 million associated with corporate personnel added to support the additional administrative oversight resulting from the Progressive Waste acquisition, an increase in expenses for uncollectible accounts receivable of $1.3 million due primarily to the collection during the three months ended September 30, 2016 of a large receivable balance that was written off as a doubtful account in a prior year and increases resulting from higher industrial and special waste revenue, an increase in donations of $0.7 million primarily associated with financial support we have provided to our employees that were impacted by hurricanes in 2017, an increase in deferred compensation expense of $1.4 million resulting from deferred compensation liabilities to employees increasing as a result of increases in the market value of investments to which employee deferred compensation balances are tracked and $1.8 million of other net expense increases, partially offset by a decrease in direct acquisition costs of $27.9 million resulting from amounts incurred in the prior year period related to the Progressive Waste acquisition, a decrease of $22.4 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the Progressive Waste acquisition, a decrease of $14.5 million from New Waste Connections paying excise taxes in the prior year period on the unvested or vested and undistributed equity-compensation holdings of our corporate officers and members of our Board of Directors resulting from the Progressive Waste acquisition, a decrease of $5.3 million resulting from the nonrecurring prior year accrual of incentive compensation expenses to certain of our executive officers and key employees related to the achievement of defined synergy goals realized by New Waste Connections from the acquisition of Progressive Waste, a decrease in share-based compensation expenses of $4.9 million related to awards granted to employees of Progressive Waste prior to June 1, 2016 for which vesting was accelerated in the prior year period due to plan provisions regarding a change in control followed by termination of employment and resulting from less outstanding shares in the current period which are subject to valuation adjustments each period based on changes in fair value, a decrease in equity-based compensation expenses of $2.3 million resulting from the acceleration of vesting in the prior year period of performance share units granted to Old Waste Connections’ management in 2014 and 2015 and a decrease of $2.2 million consisting of SG&A expenses from operations divested in 2017.

SG&A expenses as a percentage of revenues decreased 1.3 percentage points to 10.6% for the three months ended September 30, 2017, from 11.9% for the three months ended September 30, 2016. The decrease as a percentage of revenues consists of a 0.7 percentage point decrease from integration-related professional fees and severance-related expenses related to Progressive Waste and a 0.5 percentage point decrease from the nonrecurring prior year accrual of incentive compensation expenses to certain of our executive officers and key employees related to the achievement of defined synergy goals realized by New Waste Connections from the acquisition of Progressive Waste and a 0.1 percentage point decrease from the net impact of SG&A expenses from operating locations acquired during, or subsequent to, the three months ended September 30, 2016.

SG&A expenses as a percentage of revenues decreased 4.0 percentage points to 11.0% for the nine months ended September 30, 2017, from 15.0% for the nine months ended September 30, 2016. The decrease as a percentage of revenues consists of a 1.2 percentage point decrease from the decrease in direct acquisition costs, a 1.0 percentage point decrease from integration-related professional fees and severance-related expenses related to Progressive Waste, a 0.9 percentage point decrease from the net impact of SG&A expenses from operating locations acquired in the Progressive Waste acquisition and all other acquisitions closed during, or subsequent to, the nine months ended September 30, 2016, a 0.6 percentage point decrease from excise taxes paid in the prior year period, a 0.2 percentage point decrease from the nonrecurring prior year accrual of incentive compensation expenses to certain of our executive officers and key employees related to the achievement of defined synergy goals realized by New Waste Connections from the acquisition of Progressive Waste and a net 0.1 percentage point decrease from other changes.

Depreciation.  Depreciation expense increased $11.2 million, or 8.9%, to $136.9 million for the three months ended September 30, 2017, from $125.7 million for the three months ended September 30, 2016.  The increase was primarily the result of additional depreciation and depletion expense of $4.7 million from other acquisitions closed during, or subsequent to, the three months ended September 30, 2016, an increase in depreciation expense of $3.9 million associated with additions to our fleet and equipment purchased to support our existing operations and an increase in depletion expense of $4.8 million at our existing landfills due primarily to an increase in volumes, partially offset by a decrease of $2.2 million resulting from the disposal of property and equipment with operations divested in 2017.

Depreciation expense increased $124.0 million, or 45.8%, to $395.0 million for the nine months ended September 30, 2017, from $271.0 million for the nine months ended September 30, 2016.  The increase was primarily the result of additional depreciation and depletion expense of $93.7 million from assets acquired in the Progressive Waste acquisition, additional depreciation and depletion expense of $12.9 million from all other acquisitions closed during, or subsequent to, the nine months ended September 30, 2016, an increase in depreciation expense of $9.0 million associated with additions to our fleet and equipment purchased to support our existing operations and an increase in depletion expense of $11.4 million at our existing landfills due primarily to an increase in volumes, partially offset by a decrease of $3.0 million resulting from the disposal of property and equipment with operations divested in 2017.

Depreciation expense as a percentage of revenues decreased 0.2 percentage points to 11.4% for the three and nine months ended September 30, 2017, from 11.6% for the three and nine months ended September 30, 2016. The decreases as a percentage of revenues were due primarily to the impact of leveraging existing property and equipment to support increases in our E&P revenue and revenue from the sale of recyclable commodities.

Amortization of Intangibles.  Amortization of intangibles expense decreased $0.3 million, or 1.2% to $26.6 million for the three months ended September 30, 2017, from $26.9 million for the three months ended September 30, 2016. The decrease in amortization expense was the result of a decrease of $2.9 million from certain intangible assets becoming fully amortized subsequent to September 30, 2016, adjustments to the fair market values of intangible assets acquired in the Progressive Waste acquisition, which were recorded in the fourth quarter of 2016, resulting in a reduction to amortization expense subsequent to September 30, 2016 and a decrease of $0.5 million resulting from the disposal of intangible assets with operations divested in 2017, partially offset by $3.1 million from intangible assets acquired in other acquisitions closed subsequent to September 30, 2016.

Amortization of intangibles expense increased $28.2 million, or 57.8% to $76.9 million for the nine months ended September 30, 2017, from $48.7 million for the nine months ended September 30, 2016. The increase in amortization expense was the result of $27.7 million recorded on contracts, customer lists and transfer station permits acquired in the Progressive Waste acquisition and a net increase of $6.6 million from other acquisitions closed in 2016 and 2017, partially offset by a decrease of $5.3 million from certain intangible assets becoming fully amortized subsequent to September 30, 2016 and adjustments to the fair market values of intangible assets acquired in the Progressive Waste acquisition, which were recorded in the fourth quarter of 2016, resulting in a reduction to amortization expense subsequent to September 30, 2016 and a decrease of $0.8 million resulting from the disposal of intangible assets with operations divested in 2017.

Amortization expense as a percentage of revenues decreased 0.3 percentage points to 2.2% for the three months ended September 30, 2017, from 2.5% for the three months ended September 30, 2016 due primarily to the aforementioned adjustments recorded in the fourth quarter of 2016 to intangible assets acquired in the Progressive Waste acquisition. Amortization expense as a percentage of revenues increased 0.1 percentage points to 2.2% for the nine months ended September 30, 2017, from 2.1% for the nine months ended September 30, 2016. The increase as a percentage of revenues was the result of the net impact of the aforementioned intangible assets acquired in the Progressive Waste acquisition and other acquisitions closed subsequent to September 30, 2016.

Impairments and Other Operating Items. Impairments and other operating items decreased $6.9 million, to net losses totaling $0.8 million for the three months ended September 30, 2017, from net losses totaling $7.7 million for the three months ended September 30, 2016.

The net losses of $0.8 million recorded during the three months ended September 30, 2017 consisted of $6.7 million of charges recorded to increase the carrying value of certain amounts payable under liability-classified contingent consideration arrangements associated with acquisitions closed prior to 2017, $1.4 million of losses on trucks and equipment that were disposed of through sales or as a result of being damaged in operations, $0.6 million of charges to write off the carrying cost of certain contracts that were not renewed prior to their original estimated termination date and $0.7 million of other net charges, partially offset by the reversal of $6.4 million of expenses recognized in prior periods to adjust the carrying cost of assets held for disposal to fair market value due to modifications to our divestiture plan and changes in the fair market value of the divested operations and net gains of $2.2 million from the divestiture of operations not classified as held for disposal in prior periods.

The net losses of $7.7 million recorded during the three months ended September 30, 2016 consisted of impairment charges totaling $2.7 million related to four operating locations in our E&P segment which were permanently closed in 2016, a $4.6 million charge to terminate an operating lease for our corporate aircraft and $0.4 million of net losses on the disposal of other operating assets.

Impairments and other operating items increased $136.7 million, to net losses totaling $141.3 million for the nine months ended September 30, 2017, from net losses totaling $4.6 million for the nine months ended September 30, 2016.

The net losses of $141.3 million recorded during the nine months ended September 30, 2017 consisted of a goodwill impairment charge of $77.3 million at our E&P segment resulting from our early adoption of a new accounting standard on January 1, 2017 which required the recognition of goodwill impairment by the amount which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill, a $35.7 million expense charge to adjust the carrying cost of assets held for disposal to fair market value and an $9.6 million expense charge to increase the fair value of an amount payable under a liability-classified contingent consideration arrangement from an acquisition closed in 2015 by Progressive Waste, $8.4 million of charges recorded to increase the carrying value of certain amounts payable under liability-classified contingent consideration arrangements associated with other acquisitions closed prior to 2016, $8.1 million of charges to write off the carrying cost of certain contracts, primarily acquired from the Progressive Waste acquisition, that were not renewed prior to their original estimated termination date, $3.7 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations and $0.7 million of other net charges, partially offset by net gains of $2.2 million from the divestiture of operations not classified as held for disposal in prior periods.

The net losses of $4.6 million recorded during the nine months ended September 30, 2016 consisted of $0.9 million of net losses on the disposal of other operating assets, the aforementioned charges of $2.7 million related to impairments at our E&P segment and $4.6 million for our aircraft lease termination, which were partially offset by a gain of $2.4 million resulting from the decrease to the fair value of an amount payable under a liability-classified contingent consideration arrangement from a prior year acquisition and a gain of $1.2 million from the favorable settlement of a legal matter.

Operating Income.  Operating income increased $60.1 million, or 37.9%, to $218.8 million for the three months ended September 30, 2017, from $158.7 million for the three months ended September 30, 2016.  The increase was primarily attributable to operating income contributed from acquisitions closed in 2017, gross margins recognized on solid waste and E&P volume growth and a decrease in impairments and other operating charges.

Operating income increased $139.0 million, or 44.4%, to $452.1 million for the nine months ended September 30, 2017, from $313.1 million for the nine months ended September 30, 2016.  The increase was primarily attributable to operating income contributed from the June 2016 acquisition of Progressive Waste and other acquisitions closed in 2017, and a decrease in certain SG&A expenses for direct acquisition costs, employee severance, excise taxes and share-based compensation resulting from the acquisition of Progressive Waste, partially offset by an increase in impairments and other operating items resulting primarily from a goodwill impairment charge at our E&P segment, charges to adjust the carrying cost of assets held for disposal to fair market value and charges to increase the fair value of amounts payable under liability-classified contingent consideration arrangements.

Operating income as a percentage of revenues increased 3.5 percentage points to 18.1% for the three months ended September 30, 2017, from 14.6% for the three months ended September 30, 2016.  The increase as a percentage of revenues was comprised of a 1.3 percentage point decrease in SG&A expense, a 1.1 percentage point increase in cost of operations, a 0.6 percentage point decrease in impairments and other operating items, a 0.3 percentage point increase in amortization expense and a 0.2 percentage point decrease in depreciation expense.

Operating income as a percentage of revenues decreased 0.5 percentage points to 13.0% for the nine months ended September 30, 2017, from 13.5% for the nine months ended September 30, 2016.  The decrease as a percentage of revenues was comprised of a 3.9 percentage point increase in impairments and other operating items, a 0.7 percentage point increase in cost of operations and a 0.1 percentage point increase in amortization expense, partially offset by a 4.0 percentage point decrease in SG&A expense and a 0.2 percentage point decrease in depreciation expense.

Interest Expense.  Interest expense increased $4.9 million, or 17.6%, to $32.5 million for the three months ended September 30, 2017, from $27.6 million for the three months ended September 30, 2016. The increase was primarily attributable to an increase of $3.4 million from the April 2017 issuance of our 2017A Senior Notes, an increase of $2.8 million due to higher interest rates on outstanding borrowings under our Credit Agreement and $0.3 million of other net increases, partially offset by a decrease of $1.0 million due to a decrease in the average borrowings outstanding under our Credit Agreement and a decrease of $0.6 million resulting from a $175 million principal interest rate swap agreement expiring in February 2017 and being replaced with two new interest rate swap agreements, totaling $175 million, at a lower fixed interest rate.

Interest expense increased $27.5 million, or 42.1%, to $92.8 million for the nine months ended September 30, 2017, from $65.3 million for the nine months ended September 30, 2016. The increase was primarily attributable to an increase of $8.8 million from the June 2016 issuance of our New 2021 Senior Notes, 2023 Senior Notes and 2026 Senior Notes, an increase of $6.5 million due to higher interest rates on outstanding borrowings under our Credit Agreement, an increase of $6.0 million from the April 2017 issuance of our 2017A Senior Notes, an increase of $5.8 million due to an increase in the average borrowings outstanding under our Credit Agreement, a combined increase in fees associated with our Credit Agreement of $1.7 million due to increases in outstanding letters of credit and commitment fees on unused borrowings and $1.0 million of other net increases, partially offset by a decrease of $1.5 million resulting from a $175 million principal interest rate swap agreement expiring in February 2017 and being replaced with two new interest rate swap agreements, totaling $175 million, at a lower fixed interest rate and a decrease of $0.8 million for the redemption of our 2016 Notes using proceeds from the 2015 Old Waste Connections Credit Agreement which had a lower interest rate relative to the fixed interest rate in effect when the 2016 Notes were outstanding.

Interest Income.  Interest income increased $1.5 million, to $1.7 million for the three months ended September 30, 2017, from $0.2 million for the three months ended September 30, 2016. Interest income increased $2.7 million, to $3.1 million for the nine months ended September 30, 2017, from $0.4 million for the nine months ended September 30, 2016. The increases were attributable to higher average outstanding cash balances during the three and nine months ended September 30, 2017, as compared to the cash balances on hand during the comparable prior year periods, and higher reinvestment rates in the current periods.

Other Income (Expense), Net.  Other income (expense), net, increased $1.2 million to an income total of $1.7 million for the three months ended September 30, 2017, from an income total of $0.5 million for the three months ended September 30, 2016, due primarily to the receipt of insurance proceeds in excess of the carrying value of certain property and equipment damaged in accidents.

Other income (expense), net, increased $3.9 million to an income total of $3.6 million for the nine months ended September 30, 2017, from an expense total of $0.3 million for the nine months ended September 30, 2016. The increase was primarily attributable to the non recurrence of a prior year charge of $1.4 million resulting from the write off of unamortized debt issuance costs, $1.2 million from the receipt of insurance proceeds in excess of the carrying value of certain property and equipment damaged in accidents, an increase of $1.0 million of income from investments purchased to fund our employee deferred compensation obligations and $0.3 million of other net income.

Income Tax Provision.  Income tax provision increased $21.9 million, to $64.4 million for the three months ended September 30, 2017, from $42.5 million for the three months ended September 30, 2016. Our effective tax rate for the three months ended September 30, 2017 was 34.3%. Our effective tax rate for the three months ended September 30, 2016 was 32.3%. Income tax provision increased $13.5 million, to $100.2 million for the nine months ended September 30, 2017, from $86.7 million for the nine months ended September 30, 2016. Our effective tax rate for the nine months ended September 30, 2017 was 27.6%. Our effective tax rate for the nine months ended September 30, 2016 was 34.9%.

The income tax provision for the three and nine months ended September 30, 2017 includes a portion of our income from internal financing being untaxed or taxed at rates substantially lower than the U.S. federal statutory rate. During the three and nine months ended September 30, 2017, income tax expense was increased by $3.8 million primarily as a result of an increase in the state income tax rate in Illinois. The impairment of goodwill within our E&P segment and disposal of goodwill resulting from the divestitures of certain operations resulted in the write off of goodwill that was not deductible for tax purposes totaling $21.3 million and $30.0 million during the three and nine months ended September 30, 2017, respectively, increasing our tax expense by $8.2 million and $11.5 million during the three and nine months ended September 30, 2017, respectively. The income tax provision for the nine months ended September 30, 2017 included $6.8 million from adopting a new accounting standard in January 2017 which requires all income tax effects of share-based payment awards to be recognized in the income statement when the awards are settled, whereas previously the tax benefits in excess of compensation cost were recorded in equity.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented.  The following tables reflect a breakdown of our revenue and inter-company eliminations for the periods indicated (dollars in thousands of U.S. dollars).

	Three months ended September 30, 2017
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$815,344	$(2,484)	$812,860	67.4%
Solid waste disposal and transfer	416,764	(157,280)	259,484	21.5
Solid waste recycling	43,864	(2,295)	41,569	3.5
E&P waste treatment, recovery and disposal	57,797	(3,082)	54,715	4.5
Intermodal and other	38,221	(371)	37,850	3.1
Total	$1,371,990	$(165,512)	$1,206,478	100.0%

	Three months ended September 30, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$760,281	$(2,472)	$757,809	69.9%
Solid waste disposal and transfer	377,998	(144,459)	233,539	21.5
Solid waste recycling	32,138	(2,523)	29,615	2.7
E&P waste treatment, recovery and disposal	33,673	(3,608)	30,065	2.8
Intermodal and other	34,155	(261)	33,894	3.1
Total	$1,238,245	$(153,323)	$1,084,922	100.0%

	Nine months ended September 30, 2017
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$2,380,821	$(7,075)	$2,373,746	68.3%
Solid waste disposal and transfer	1,189,965	(459,659)	730,306	21.0
Solid waste recycling	131,445	(7,229)	124,216	3.6
E&P waste treatment, recovery and disposal	147,662	(8,921)	138,741	4.0
Intermodal and other	107,418	(1,114)	106,304	3.1
Total	$3,957,311	$(483,998)	$3,473,313	100.0%

	Nine months ended September 30, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$1,619,827	$(5,571)	$1,614,256	69.4%
Solid waste disposal and transfer	804,928	(307,308)	497,620	21.4
Solid waste recycling	60,876	(4,554)	56,322	2.4
E&P waste treatment, recovery and disposal	97,259	(9,228)	88,031	3.8
Intermodal and other	71,401	(389)	71,012	3.0
Total	$2,654,291	$(327,050)	$2,327,241	100.0%

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

We manage our operations through five geographic operating segments and our E&P segment, which includes the majority of our E&P waste treatment and disposal operations. Our five geographic operating segments and our E&P segment comprise our reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  In the third quarter of 2017, we moved a district from our Eastern segment to our Canada segment as a significant amount of its revenues are received from Canadian-based customers. The segment information presented herein reflects the realignment of this district.

Under the current orientation, our Southern segment services customers located in Alabama, Arkansas, Florida, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, eastern Tennessee, Vermont and Wisconsin; our Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario and Québec; and our Central segment services customers located in Arizona, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming. The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands of U.S. dollars and as a percentage of total revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
Southern	$280,528	23.3%	$279,909	25.8%	$846,034	24.4%	$437,378	18.8%
Western	261,877	21.7	246,891	22.8	754,959	21.7	702,556	30.2
Eastern	246,267	20.4	191,979	17.7	718,302	20.7	437,804	18.8
Canada	197,055	16.3	180,572	16.6	546,149	15.7	245,711	10.6
Central	166,360	13.8	155,267	14.3	470,087	13.5	414,874	17.8
E&P	54,391	4.5	30,304	2.8	137,782	4.0	88,918	3.8
	$1,206,478	100.0%	$1,084,922	100.0%	$3,473,313	100.0%	$2,327,241	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands of U.S. dollars and as a percentage of segment revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
Southern	$63,171	22.5%	$62,189	22.2%	$199,280	23.6%	$98,906	22.6%
Western	84,861	32.4	84,214	34.1	247,475	32.8	237,839	33.9
Eastern	74,018	30.1	57,699	30.1	209,315	29.1	135,456	30.9
Canada	74,369	37.7	66,235	36.7	200,283	36.7	91,471	37.2
Central	64,607	38.8	58,079	37.4	177,975	37.9	154,510	37.2
E&P	27,881	51.3	8,919	29.4	63,518	46.1	21,953	24.7
Corporate(a)	(5,751)	-	(18,299)	-	(32,535)	-	(102,653)	-
	$383,156	31.8%	$319,036	29.4%	$1,065,311	30.7%	$637,482	27.4%

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

Significant changes in revenue and segment EBITDA for our reportable segments for the three and nine month periods ended September 30, 2017, compared to the three and nine month periods ended September 30, 2016, are discussed below:

Segment Revenue

Revenue in our Southern segment increased $0.6 million, or 0.2%, to $280.5 million for the three months ended September 30, 2017, from $279.9 million for the three months ended September 30, 2016.  The components of the increase consisted of net price increases of $10.0 million, net revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2016, of $2.9 million, increased recyclable commodity sales of $0.6 million resulting from the impact of higher prices for recyclable commodities in July and August 2017 and increases of $0.5 million from higher E&P disposal volumes at our solid waste landfills, partially offset by net revenue reductions from divestitures closed in 2017 of $7.7 million, solid waste volume decreases of $4.9 million primarily from the declines in residential volumes resulting from certain contracts acquired with the acquisition of Progressive Waste that were terminated subsequent to September 30, 2016 and declines in commercial volumes due to intentional losses of certain low margin customers and other revenue decreases of $0.8 million.

Revenue in our Southern segment increased $408.6 million, or 93.4%, to $846.0 million for the nine months ended September 30, 2017, from $437.4 million for the nine months ended September 30, 2016.  The components of the increase consisted of net price increases of $17.2 million, net revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2016, of $406.0 million, increased recyclable commodity sales of $1.2 million resulting from the impact of higher prices for recyclable commodities through August 2017 and increases of $1.2 million from higher E&P disposal volumes at our solid waste landfills, partially offset by net revenue reductions from divestitures closed in 2017 of $8.4 million, solid waste volume decreases of $7.8 million primarily from the declines in residential volumes resulting from certain contracts acquired with the acquisition of Progressive Waste that were terminated subsequent to September 30, 2016 and declines in commercial volumes due to intentional losses of certain low margin customers and other revenue decreases of $0.8 million.

Revenue in our Western segment increased $15.0 million, or 6.1%, to $261.9 million for the three months ended September 30, 2017, from $246.9 million for the three months ended September 30, 2016.  The components of the increase consisted of solid waste volume increases of $7.1 million associated with residential collection, commercial collection, roll off collection, landfill municipal solid waste and landfill special waste, net price increases of $5.1 million, increased recyclable commodity sales of $1.1 million resulting from the impact of higher prices for recyclable commodities in July and August 2017, net revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2016, of $1.5 million and other revenue increases of $0.2 million.

Revenue in our Western segment increased $52.4 million, or 7.5%, to $755.0 million for the nine months ended September 30, 2017, from $702.6 million for the nine months ended September 30, 2016.  The components of the increase consisted of solid waste volume increases of $28.9 million associated with residential collection, commercial collection, roll off collection, landfill municipal solid waste and landfill special waste, net price increases of $11.7 million, increased recyclable commodity sales of $7.7 million resulting from the impact of higher prices for recyclable commodities through August 2017, increased intermodal revenues of $1.5 million resulting from higher intermodal cargo volume, net revenue growth from acquisitions and divestitures closed during, or subsequent to, the nine months ended September 30, 2016, of $2.3 million and other revenue increases of $0.3 million.

Revenue in our Eastern segment increased $54.3 million, or 28.3%, to $246.3 million for the three months ended September 30, 2017, from $192.0 million for the three months ended September 30, 2016.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2016, of $55.5 million, solid waste volume increases of $3.0 million as increased roll off collection, transfer station, landfill municipal solid waste and landfill special waste offset decreased residential collection, net price increases of $5.7 million, increased recyclable commodity sales of $1.7 million resulting from the impact of higher prices for recyclable commodities in July and August 2017 and other net revenue increases of $0.3 million, partially offset by net revenue reductions from divestitures closed in 2017 of $11.9 million.

Revenue in our Eastern segment increased $280.5 million, or 64.1%, to $718.3 million for the nine months ended September 30, 2017, from $437.8 million for the nine months ended September 30, 2016.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2016, of $267.8 million, solid waste volume increases of $9.9 million as increased roll off collection, transfer station, landfill municipal solid waste and landfill special waste offset decreased residential collection, net price increases of $13.1 million and increased recyclable commodity sales of $5.4 million resulting from the impact of higher prices for recyclable commodities through August 2017, partially offset by net revenue reductions from divestitures closed in 2017 of $15.7 million.

Revenue in our Canada segment increased $16.5 million, or 9.1%, to $197.1 million for the three months ended September 30, 2017, from $180.6 million for the three months ended September 30, 2016. Our Canada segment was formed in conjunction with the Progressive Waste acquisition on June 1, 2016. The components of the increase consisted of an increase of $7.6 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, net price increases of $6.4 million, increased landfill gas sales of $4.0 million resulting from higher pricing and increased recyclable commodity sales of $3.5 million resulting from the impact of higher prices for recyclable commodities in July and August 2017, partially offset by solid waste volume decreases of $4.5 million associated with decreased landfill special waste volumes and intentional losses of certain low margin commercial collection customers and $0.5 million of other revenue decreases.

Revenue in our Canada segment increased $300.4 million, or 122.3%, to $546.1 million for the nine months ended September 30, 2017, from $245.7 million for the nine months ended September 30, 2016. The components of the increase consisted of revenue growth from the Progressive Waste acquisition of $279.8 million for the nine months ended September 30, 2017, net price increases of $8.9 million, increased landfill gas sales of $5.9 million resulting from higher pricing, an increase of $5.8 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods and increased recyclable commodity sales of $5.1 million resulting from the impact of higher prices for recyclable commodities through August 2017, partially offset by solid waste volume decreases of $4.4 million associated with decreased landfill special waste volumes and intentional losses of certain low margin commercial collection customers and $0.7 million of other revenue decreases.

Revenue in our Central segment increased $11.1 million, or 7.1%, to $166.4 million for the three months ended September 30, 2017, from $155.3 million for the three months ended September 30, 2016.  The components of the increase consisted of net price increases of $5.5 million, solid waste volume increases of $4.4 million as increased roll off collection, transfer station and landfill special waste offset decreased residential and commercial collection, revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2016, of $1.4 million, increased recyclable commodity sales of $1.0 million resulting from the impact of higher prices for recyclable commodities in July and August 2017 and other revenue increases of $0.3 million, partially offset by net revenue reductions from divestitures closed in 2017 of $1.5 million.

Revenue in our Central segment increased $55.2 million, or 13.3%, to $470.1 million for the nine months ended September 30, 2017, from $414.9 million for the nine months ended September 30, 2016.  The components of the increase consisted of net revenue growth from acquisitions and divestitures closed during, or subsequent to, the nine months ended September 30, 2016, of $35.0 million, net price increases of $15.3 million, increased recyclable commodity sales of $3.2 million resulting from the impact of higher prices for recyclable commodities through August 2017, solid waste volume increases of $2.3 million as increased roll off collection, transfer station and landfill special waste offset decreased residential and commercial collection and other revenue increases of $1.0 million, partially offset by net revenue reductions from divestitures closed in 2016 and 2017 of $1.6 million.

Revenue in our E&P segment increased $24.1 million, or 79.5%, to $54.4 million for the three months ended September 30, 2017, from $30.3 million for the three months ended September 30, 2016. Revenue in our E&P segment increased $48.9 million, or 55.0% to $137.8 million for the nine months ended September 30, 2017, from $88.9 million for the nine months ended September 30, 2016. The components of the increases consisted of higher E&P volumes, primarily in our E&P disposal operations in the Permian Basin and Louisiana.

Segment EBITDA

Segment EBITDA in our Southern segment increased $1.0 million, or 1.6%, to $63.2 million for the three months ended September 30, 2017, from $62.2 million for the three months ended September 30, 2016.  The increase was due primarily to an increase in revenues of $8.3 million from organic growth and acquisitions, decreases in equipment rental expense of $0.9 million due to the termination of certain short-term equipment leases assumed in the acquisition of Progressive Waste and an increase of $0.1 million from the impact of operations disposed of in 2017, partially offset by an increase of $2.2 million from incremental labor and repair expenses resulting from hurricanes impacting our Texas, Louisiana and Florida operations, an increase in direct and administrative labor expenses of $2.2 million due primarily to employee pay rate increases, a net $1.6 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in fuel expense of $1.3 million due to increases in the market price of diesel fuel, an increase in corporate overhead expense allocations of $0.9 million due to a higher overhead allocation rate and $0.1 million of other net expense increases.

Segment EBITDA in our Southern segment increased $100.4 million, or 101.5%, to $199.3 million for the nine months ended September 30, 2017, from $98.9 million for the nine months ended September 30, 2016.  The increase was due primarily to an increase in revenues of $417.0 million from organic growth and acquisitions, decreases in insurance expense of $2.1 million due to improved incident rates at operations acquired from Progressive Waste, decreases in equipment rental expense of $1.1 million due to the termination of certain short-term equipment leases assumed in the acquisition of Progressive Waste and an increase of $0.4 million from the impact of operations disposed of in 2017, partially offset by a net $308.9 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $3.4 million due primarily to employee pay rate increases, an increase of $2.2 million from incremental labor and repair expenses resulting from hurricanes impacting our Texas, Louisiana and Florida operations, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.8 million due to variability in the timing and severity of major repairs, an increase in fuel expense of $1.7 million due to increases in the market price of diesel fuel, an increase in corporate overhead expense allocations of $0.8 million due to a higher overhead allocation rate, an increase in employee benefits expenses of $0.7 million due to increased severity of medical claims and $0.7 million of other net expense increases.

Segment EBITDA in our Western segment increased $0.7 million, or 0.8%, to $84.9 million for the three months ended September 30, 2017, from $84.2 million for the three months ended September 30, 2016.  The increase was due primarily to an increase in revenues of $15.0 million from organic growth and acquisitions, partially offset by an increase in direct and administrative labor expenses of $3.0 million due primarily to employee pay rate increases, an increase in taxes on revenues of $3.0 million due to the aforementioned increase in revenues, an increase in third-party disposal expense of $1.5 million due to increased collection volumes and disposal rate increases, an increase in corporate overhead expense allocations of $1.3 million due to a higher overhead allocation rate, an increase in third-party trucking and transportation expenses of $1.2 million due to increased disposal volumes that require transportation to our landfills, a net $0.9 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in expenses associated with the purchase of recyclable commodities of $0.7 million due to increased recyclable commodity values, an increase in fuel expense of $0.7 million due to increases in the market price of diesel fuel, an increase in equipment and facility rental expenses of $0.5 million resulting from new property leases and equipment rented to support growth in our intermodal operations, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.4 million due to variability in the timing and severity of major repairs and $1.1 million of other net expense increases.

Segment EBITDA in our Western segment increased $9.7 million, or 4.1%, to $247.5 million for the nine months ended September 30, 2017, from $237.8 million for the nine months ended September 30, 2016.  The increase was due primarily to an increase in revenues of $52.4 million from organic growth and acquisitions and a decrease in corporate overhead expense allocations of $0.9 million due to a lower overhead allocation rate, partially offset by an increase in direct and administrative labor expenses of $9.6 million due primarily to employee pay rate increases, an increase in taxes on revenues of $7.4 million due to the aforementioned increase in revenues, an increase in third-party disposal expense of $3.8 million due to increased collection volumes and disposal rate increases, an increase in third-party trucking and transportation expenses of $3.6 million due to increased disposal volumes that require transportation to our landfills, an increase in truck, container, equipment and facility maintenance and repair expenses of $3.5 million due to variability in the timing and severity of major repairs, an increase in employee benefits expenses of $3.1 million due to increased severity of medical claims, an increase in fuel expense of $2.3 million due to increases in the market price of diesel fuel, an increase in expenses associated with the purchase of recyclable commodities of $2.1 million due to increased recyclable commodity values, an increase in expenses for auto and workers’ compensation claims of $1.8 million due to increased claims and higher average rates per claim, an increase in equipment and facility rental expenses of $1.0 million resulting from new property leases and equipment rented to support growth in our intermodal operations, a net $0.9 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in intermodal expenses of $0.9 million resulting from an increase in intermodal cargo volume, an increase in professional fees of $0.6 million due primarily to higher legal expenses at our landfills, an increase in leachate disposal expenses at our landfills of $0.5 million due to heavy precipitation experienced in the first quarter of 2017 and $2.5 million of other net expense increases.

Segment EBITDA in our Eastern segment increased $16.3 million, or 28.3%, to $74.0 million for the three months ended September 30, 2017, from $57.7 million for the three months ended September 30, 2016.  The increase was due primarily to an increase in revenues of $66.2 million from organic growth and acquisitions, a decrease in third party disposal expenses of $1.9 million due primarily to increased internal disposal of waste at our transfer stations and landfills in our New York markets and $0.5 million of other net expense decreases, partially offset by a net $40.8 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in corporate overhead expense allocations of $2.6 million due to an increased overhead allocation rate and an increase in budgeted revenues, which is the basis upon which overhead allocations are calculated, an increase in third-party trucking and transportation expenses of $2.4 million due to increased disposal volumes that require transportation to our landfills, a decrease of $1.9 million from the impact of operations disposed of in 2017, an increase in expenses for uncollectible accounts receivable of $1.2 million due primarily to the collection during the three months ended September 30, 2016 of a large receivable balance that was written off as a doubtful account in a prior year, an increase in direct labor expenses of $1.1 million due primarily to employee pay rate increases, an increase in taxes on revenues of $1.1 million resulting from the aforementioned increase in revenues, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.7 million due to variability in the timing and severity of major repairs and an increase in fuel expense of $0.5 million due to increases in the market price of diesel fuel.

Segment EBITDA in our Eastern segment increased $73.8 million, or 54.5%, to $209.3 million for the nine months ended September 30, 2017, from $135.5 million for the nine months ended September 30, 2016. The increase was due primarily to an increase in revenues of $296.2 million from organic growth and acquisitions and a decrease in third party disposal expenses of $4.2 million due primarily to increased internal disposal of waste at our transfer stations and landfills in our New York markets, partially offset by a net $199.9 million increase in cost of operations and SG&A expenses attributable to acquired operations, a decrease of $2.2 million from the impact of at operations disposed of in 2017, an increase in third-party trucking and transportation expenses of $5.4 million due to increased disposal volumes that require transportation to our landfills, an increase in corporate overhead expense allocations of $3.6 million due primarily to an increase in budgeted revenues, which is the basis upon which overhead allocations are calculated, an increase in direct and administrative labor expenses of $3.5 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $3.0 million due to variability in the timing and severity of major repairs, an increase in taxes on revenues of $2.6 million resulting from the aforementioned increase in revenues, an increase in employee benefits expenses of $1.5 million due to increased severity of medical claims, an increase in expenses for uncollectible accounts receivable of $1.3 million due primarily to the collection during the three months ended September 30, 2016 of a large receivable balance that was written off as a doubtful account in a prior year, an increase in fuel expense of $1.0 million due to increases in the market price of diesel fuel, an increase in leachate disposal expenses at our landfills of $0.7 million and $1.9 million of other net expense increases.

Segment EBITDA in our Canada segment increased $8.2 million, or 12.3%, to $74.4 million for the three months ended September 30, 2017, from $66.2 million for the three months ended September 30, 2016.  The $8.2 million increase was comprised of an increase of $2.8 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods and a $5.4 million increase assuming foreign currency parity during the comparable reporting periods. The $5.4 million increase, which assumes foreign currency parity, was due primarily to an increase in revenues of $8.9 million and $0.9 million of other net expense decreases, partially offset by an increase in truck, container, equipment and facility maintenance and repair expenses of $1.5 million due to variability in the timing and severity of major repairs, an increase in expenses associated with the purchase of recyclable commodities of $1.3 million due to increased recyclable commodity values, an increase in corporate overhead charges of $0.7 million due to a higher allocation rate, an increase in third-party disposal expense of $0.4 million due to disposal rate increases and an increase in fuel expense of $0.5 million due to increases in the market price of diesel fuel.

Segment EBITDA in our Canada segment increased $108.8 million, or 119.0%, to $200.3 million for the nine months ended September 30, 2017, from $91.5 million for the nine months ended September 30, 2016.  The $108.8 million increase was comprised of an increase of $2.2 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods and a $106.6 million increase assuming foreign currency parity during the comparable reporting periods. The $106.6 million increase, which assumes foreign currency parity, was due primarily to EBITDA contribution of $99.2 million from the five month period of January to May 2017, an increase in revenues from organic growth of $14.8 million and $1.1 million other net expense decreases, partially offset by an increase in corporate overhead charges of $2.6 million due to the Canada segment not receiving an allocation of corporate overhead for the month of June 2016, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.1 million due to variability in the timing and severity of major repairs, an increase in third-party disposal expense of $1.4 million due to disposal rate increases, an increase in expenses associated with the purchase of recyclable commodities of $1.2 million due to increased recyclable commodity values, an increase in taxes on revenues of $0.7 million due to an increase in revenues and an increase in fuel expense of $0.5 million due to increases in the market price of diesel fuel.

Segment EBITDA in our Central segment increased $6.5 million, or 11.2%, to $64.6 million for the three months ended September 30, 2017, from $58.1 million for the three months ended September 30, 2016.  The increase was due primarily to an increase in revenues of $11.1 million and a decrease in third party disposal expenses of $1.1 million due primarily to increased internal disposal of waste at our transfer stations and landfills in our Nebraska markets, partially offset by an increase in third-party trucking and transportation expenses of $1.6 million due to increased disposal volumes that require transportation to our landfills, an increase in taxes on revenues of $1.5 million resulting from the aforementioned increase in revenues, an increase in direct and administrative labor expenses of $1.3 million due primarily to employee pay rate increases and a decrease in unfilled positions, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.7 million due to variability in the timing and severity of major repairs, and an increase in corporate overhead expense allocations of $0.6 million due to a higher overhead allocation rate.

Segment EBITDA in our Central segment increased $23.4 million, or 15.2%, to $177.9 million for the nine months ended September 30, 2017, from $154.5 million for the nine months ended September 30, 2016.  The increase was due primarily to an increase in revenues of $55.2 million and a decrease in third party disposal expenses of $1.5 million due primarily to increased internal disposal of waste at our transfer stations and landfills in our Nebraska markets and a decrease in corporate overhead expense allocations of $0.9 million due to a lower overhead allocation rate, partially offset by a net $19.6 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $4.1 million due primarily to employee pay rate increases and a decrease in unfilled positions, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.8 million due to variability in the timing and severity of major repairs, an increase in employee benefits expenses of $1.4 million due to increased severity of medical claims, an increase in taxes on revenues of $3.0 million resulting from the aforementioned increase in revenues, an increase in third-party trucking and transportation expenses of $2.6 million due to increased disposal volumes that require transportation to our landfills, an increase in fuel expense of $0.5 million due to increases in the market price of diesel fuel and $0.2 million of other net expense increases.

Segment EBITDA in our E&P segment increased $19.0 million, or 212.6%, to $27.9 million for the three months ended September 30, 2017, from $8.9 million for the three months ended September 30, 2016.  The increase was due primarily to an increase in revenues of $24.1 million and a decrease in corporate overhead expense allocations of $0.4 million due primarily to a decrease in budgeted revenues, which is the basis upon which overhead allocations are calculated, partially offset by the following increases attributable to higher disposal volumes in the current period: an increase in equipment and facility maintenance and repair expenses of $1.7 million; an increase in third party trucking expenses of $1.0 million; an increase in taxes on revenues of $0.6 million; an increase in direct labor expenses of $0.5 million, an increase in equipment rental expenses of $0.5 million and $1.2 million of other expense increases.

Segment EBITDA in our E&P segment increased $41.5 million, or 189.3%, to $63.5 million for the nine months ended September 30, 2017, from $22.0 million for the nine months ended September 30, 2016.  The increase was due primarily to an increase in revenues of $48.9 million and a decrease in corporate overhead expense allocations of $1.6 million due primarily to a decrease in budgeted revenues, which is the basis upon which overhead allocations are calculated, partially offset by the following increases attributable to higher disposal volumes in the current period: an increase in equipment and facility maintenance and repair expenses of $3.1 million; an increase in equipment rental expenses of $1.4 million; an increase in taxes on revenues of $1.3 million; an increase in third party trucking expenses of $1.2 million; an increase in processing cell remediation expenses of $1.1 million and $0.9 million of other expense increases.

Segment EBITDA at Corporate increased $12.5 million, to a loss of $5.8 million for the three months ended September 30, 2017, from a loss of $18.3 million for the three months ended September 30, 2016.  The decrease in the loss was due to a decrease of $7.4 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the Progressive Waste acquisition, an increase in corporate overhead allocated to our segments of $5.6 million due to an increase in total corporate expenses to support the operations acquired in the Progressive Waste acquisition, a decrease of $5.3 million resulting from the nonrecurring prior year accrual of incentive compensation expenses to certain of our executive officers and key employees related to the achievement of defined synergy goals realized by New Waste Connections from the Progressive Waste acquisition and a decrease in share-based compensation expenses of $2.1 million due to less outstanding shares in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, partially offset by an increase in accrued recurring cash incentive compensation expense to our management of $2.0 million due to the achievement of interim financial targets during the three months ended September 30, 2017, an increase in direct acquisition costs of $1.8 million resulting from an increase in acquisition activity and legal costs incurred related to divested operations, an increase in equity-based compensation expenses of $1.6 million associated with our annual recurring grant of restricted share units to our personnel, an increase in payroll and employee benefits expenses of $1.2 million due to increased corporate headcount to support the operations of Progressive Waste and annual compensation increases, an increase in software license fees of $0.6 million to support our new payroll processing application, an increase in corporate travel, meetings and training expenses of $0.5 million resulting primarily from the integration of employees of Progressive Waste into New Waste Connections and $0.2 million of other net expense increases.

Segment EBITDA at Corporate increased $70.2 million, to a loss of $32.5 million for the nine months ended September 30, 2017, from a loss of $102.7 million for the nine months ended September 30, 2016. The decrease in the loss was due to an increase in corporate overhead allocated to our segments of $29.5 million due to an increase in total corporate expenses to support the operations acquired in the Progressive Waste acquisition, a decrease in direct acquisition costs of $27.9 million resulting from amounts incurred in the prior year period related to the Progressive Waste acquisition, a decrease of $21.7 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the Progressive Waste acquisition, a decrease of $14.5 million from New Waste Connections paying excise taxes in the prior year period on the unvested or vested and undistributed equity-compensation holdings of our corporate officers and members of our Board of Directors resulting from the Progressive Waste acquisition, a decrease of $5.3 million resulting from the nonrecurring prior year accrual of incentive compensation expenses to certain of our executive officers and key employees related to the achievement of defined synergy goals realized by New Waste Connections from the Progressive Waste acquisition, a decrease in share-based compensation expenses of $4.9 million related to awards granted to employees of Progressive Waste prior to June 1, 2016 for which vesting was accelerated in the prior year period due to plan provisions regarding a change in control followed by termination of employment and resulting from less outstanding shares in the current period which are subject to valuation adjustments each period based on changes in fair value and a decrease in equity-based compensation expenses of $2.3 million resulting from the acceleration of vesting in the prior year period of performance share units granted to Old Waste Connections’ management in 2014 and 2015, partially offset by an increase in accrued recurring cash incentive compensation expense to our management of $9.5 million due to the achievement of interim financial targets during the nine months ended September 30, 2017 and the addition of accrued cash incentive compensation expense for the retained Progressive Waste employees, an increase in legal, accounting and information technology professional fee expenses of $5.4 million due to increased support required as a result of growth from the Progressive Waste acquisition, an increase in payroll and employee benefits expenses of $4.9 million due to increased corporate headcount to support the operations of Progressive Waste and annual compensation increases, an increase in equity-based compensation expenses of $3.6 million associated with our annual recurring grant of restricted share units to our personnel, an increase in corporate travel, meetings and training expenses of $3.3 million resulting from the integration of employees of Progressive Waste into New Waste Connections, an increase in software license fees of $3.0 million to support our new payroll processing application and computer applications acquired in the Progressive Waste acquisition, an increase in employee relocation expenses of $2.1 million associated with corporate personnel added to support the additional administrative oversight resulting from the Progressive Waste acquisition, an increase in deferred compensation expense of $1.4 million resulting from deferred compensation liabilities to employees increasing as a result of increases in the market value of investments to which employee deferred compensation balances are tracked and $2.7 million of other net expense increases.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the nine month periods ended September 30, 2017 and 2016 (in thousands of U.S. dollars):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$888,375	$538,831
Net cash used in investing activities	(683,562)	(153,047)
Net cash provided by (used in) financing activities	135,159	(276,940)
Effect of exchange rate changes on cash and equivalents	927	(483)
Net increase in cash and equivalents	340,899	108,361
Cash and equivalents at beginning of period	154,382	10,974
Less: change in cash held for sale	(27)	-
Cash and equivalents at end of period	$495,254	$119,335

Operating Activities Cash Flows

For the nine months ended September 30, 2017, net cash provided by operating activities was $888.4 million.  For the nine months ended September 30, 2016, net cash provided by operating activities was $538.8 million.  The $349.6 million increase was due primarily to the following:

1)	An increase in net income of $100.7 million, adjusted for a decrease in cash flows from operating assets and liabilities, net of effects from closed acquisitions, of $4.2 million. Cash flows from changes in operating assets and liabilities, net of effects from acquisitions, was a cash outflow of $23.8 million for the nine months ended September 30, 2017 and a cash outflow of $19.6 million for the nine months ended September 30, 2016. The significant components of the $23.8 million in net cash outflows from changes in operating assets and liabilities, net of effects from closed acquisitions, for the nine months ended September 30, 2017, include the following:
a)	an increase in cash resulting from a $49.7 million increase in accounts payable and accrued liabilities due primarily to an increase in accrued interest expense due to the timing of interest payments for our long-term notes, an increase in income taxes payable for our Canadian entities, an increase in accrued payroll and payroll related expenses due to the timing of pay cycles; and
b)	an increase in cash resulting from an $18.2 million decrease in prepaid expenses and other current assets due primarily to a decrease in prepaid income taxes for our US entities, partially offset by an increase in prepaid insurance resulting from the timing of our annual policy renewals; less
c)	a decrease in cash resulting from a $72.9 million increase in accounts receivable due to increased revenues, with less favorable collection results, contributing to an increased amount of revenues remaining uncollected at the end of the current period; less
d)	a decrease in cash resulting from a $17.9 million decrease in other long-term liabilities due primarily to the cash settlement of share-based compensation awards granted to Progressive Waste employees prior to the June 1, 2016 acquisition date that continued to remain outstanding following the close of the Progressive Waste acquisition;
2)	An increase in the loss on disposal of assets and impairments of $118.5 million due primarily to the impairment of goodwill at our E&P segment and recording charges to adjust the carrying cost of assets held for disposal to fair market value;
3)	An increase in depreciation expense of $124.0 million due primarily to increased depreciation expense resulting from increased capital expenditures and property, equipment and landfill assets acquired in the Progressive Waste and Groot acquisitions;
4)	An increase in amortization expense of $28.2 million due primarily to intangible assets acquired in the Progressive Waste and Groot acquisitions;
5)	An increase of $20.3 million attributable to post-closing adjustments resulting primarily in a net increase in the fair value of an amount payable under a liability-classified contingent consideration arrangement from an acquisition closed in 2015 by Progressive Waste and increases to the carrying value of certain amounts payable under liability-classified contingent consideration arrangements associated with other acquisitions closed prior to 2016; less

6)	A decrease in our provision for deferred taxes of $46.9 million due primarily to the aforementioned impairment of goodwill at our E&P segment and recording an expense charge to adjust the carrying cost of assets held for disposal to fair market value resulting in the reduction of corresponding deferred tax liabilities.

As of September 30, 2017, we had a working capital surplus of $373.2 million, including cash and equivalents of $495.3 million.  Our working capital surplus increased $322.0 million from a working capital surplus of $51.2 million at December 31, 2016, including cash and equivalents of $154.4 million, due primarily to increased cash balances. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $530.6 million to $683.6 million for the nine months ended September 30, 2017, from $153.0 million for the nine months ended September 30, 2016. The significant components of the decrease included the following:

1)	An increase in cash paid for acquisitions of $380.3 million due primarily to the January 2017 acquisition of Groot;
2)	An increase in capital expenditures for property and equipment of $112.5 million; and
3)	A decrease in cash acquired in the prior year period from the Progressive Waste acquisition of $65.7 million; less
4)	An increase in cash proceeds from the disposal of assets of $22.8 million due primarily to the divestiture of certain operations in 2017.

Total consideration for the June 2016 Progressive Waste acquisition consisted of the issuance of common shares and assumption of Progressive Waste’s debt and other liabilities. We did not transfer cash consideration to the former shareholders of Progressive Waste. Progressive Waste had cash balances totaling $65.7 million, which we acquired upon the close of the Progressive Waste acquisition.

The increase in capital expenditures for property and equipment was due primarily to increases in expenditures resulting from the January 2017 acquisition of Groot, the June 2016 Progressive Waste acquisition, additional heavy equipment to support volume increases in our landfill operations and increased spending on information technology to support our Progressive Waste acquisition.

Financing Activities Cash Flows

Net cash from financing activities increased $412.1 million to net cash provided by financing activities of $135.2 million for the nine months ended September 30, 2017, from net cash used in financing activities of $276.9 million for the nine months ended September 30, 2016.  The significant components of the increase included the following:

1)	An increase in the net change in long-term borrowings of $435.6 million (long-term borrowings decreased $205.4 million during the nine months ended September 30, 2016 and increased $230.2 million during the nine months ended September 30, 2017) due primarily to increased payments for acquisitions;
2)	An increase of $7.8 million from an increase in book overdraft due to a higher volume of outstanding checks resulting from the acquisition of Progressive Waste; and
3)	An increase of $9.9 million from reduced debt issuance costs resulting primarily from our Credit Agreement that we entered into in June 2016 in conjunction with the Progressive Waste acquisition; less
4)	An increase in cash dividends paid of $34.2 million due primarily to an increase in our quarterly dividend rate to $0.12 per share for the nine months ended September 30, 2017, from $0.097 per share for the nine months ended September 30, 2016, and an increase in common shares outstanding resulting from the acquisition of Progressive Waste; and
5)	A decrease of $6.6 million from a reduction in the sale of common shares held in trust.

Our business is capital intensive.  Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

On July 24, 2017, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid (the “NCIB”) to purchase up to 13,181,806 of our common shares during the period August 8, 2017 to August 7, 2018 or until such earlier time as the NCIB is completed or terminated at our option. The renewal followed on the conclusion of our original NCIB that expired August 7, 2017 under which no shares were repurchased. We received TSX approval for our annual renewal of the NCIB on August 2, 2017. Under the NCIB, we may make share repurchases only in the open market, including on the NYSE, the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems would be limited to a maximum of 80,287 common shares, which represents 25% of the average daily trading volume on the TSX of 321,151 common shares for the period from February 1, 2017 to July 31, 2017. The TSX rules also allow us to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE will be 25% of the average daily trading volume for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Vice President – Finance at (832) 442-2200.

The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of the common shares and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase.

For the nine months ended September 30, 2017, we did not repurchase any common shares pursuant to the NCIB. For the nine months ended September 30, 2016, we did not repurchase any common shares pursuant to the NCIB, nor did Old Waste Connections repurchase shares of its common stock pursuant to its share repurchase program.

The Board of Directors of Old Waste Connections authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2016, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.023, from $0.097 to $0.12 per share. Cash dividends of $95.2 million and $61.0 million were paid during the nine months ended September 30, 2017 and 2016, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $317.4 million in capital expenditures during the nine months ended September 30, 2017.  We expect to make capital expenditures of approximately $460 million in 2017 in connection with our existing business.  We have funded and intend to fund the balance of our planned 2017 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement.  In addition, we may make substantial additional capital expenditures in acquiring municipal solid waste and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital.  Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of September 30, 2017, $1.638 billion under the term loan and $218.8 million under the revolving credit facility were outstanding under our Credit Agreement, exclusive of outstanding standby letters of credit of $221.6 million.  Our Credit Agreement matures in June 2021.

As of September 30, 2017, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$3,953,167	$11,596	$178,215	$2,327,182	$1,436,174
Cash interest payments	$555,782	$110,947	$213,674	$121,143	$110,018
Contingent consideration	$64,813	$15,227	$7,369	$7,431	$34,786
Final capping, closure and post-closure	$1,356,474	$16,164	$21,315	$18,480	$1,300,515

Long-term debt payments include:

1)	$218.8 million in principal payments due June 2021 related to our revolving credit facility under our Credit Agreement. We may elect to draw amounts on our Credit Agreement in either U.S. dollar base rate loans or LIBOR loans or Canadian dollar Canadian prime rate loans or Bankers’ Acceptance loans. At September 30, 2017, $12.0 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based Canadian prime rate loans, which bear interest at the Canadian prime rate plus the applicable Canadian prime rate margin (for a total rate of 3.45% at September 30, 2017) and $206.7 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based Bankers’ Acceptance loans, which bear interest at the Canadian Dollar Offered Rate plus the applicable acceptance fee (for a total rate of 2.51% at September 30, 2017).

2)	$1.638 billion in principal payments due June 2021 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At September 30, 2017, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable LIBOR margin (for a total rate of 2.44% at September 30, 2017).

3)	$50.0 million in principal payments due April 20, 2018 related to our 2018 Senior Notes. Holders of the 2018 Senior Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Senior Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the Assumed 2008 NPA. The 2018 Senior Notes bear interest at a rate of 4.00%. We have recorded this obligation in the payments due in 3 to 5 years category in the table above as we have the intent and ability to redeem the 2018 Senior Notes on April 20, 2018 using borrowings under our Credit Agreement.

4)	$175.0 million in principal payments due 2019 related to our 2019 Senior Notes. Holders of the 2019 Senior Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Senior Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the Assumed 2008 NPA. The 2019 Senior Notes bear interest at a rate of 5.25%.

5)	$100.0 million in principal payments due 2021 related to our 2021 Senior Notes. Holders of the 2021 Senior Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Senior Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the Assumed 2008 NPA. The 2021 Senior Notes bear interest at a rate of 4.64%.

6)	$150.0 million in principal payments due 2021 related to our New 2021 Senior Notes. Holders of the New 2021 Senior Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the New 2021 Senior Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the 2016 NPA. The New 2021 Senior Notes bear interest at a rate of 2.39%.

7)	$125.0 million in principal payments due 2022 related to our 2022 Senior Notes. Holders of the 2022 Senior Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2022 Senior Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the Assumed 2008 NPA. The 2022 Senior Notes bear interest at a rate of 3.09%.

8)	$200.0 million in principal payments due 2023 related to our 2023 Senior Notes. Holders of the 2023 Senior Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2023 Senior Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the 2016 NPA. The 2023 Senior Notes bear interest at a rate of 2.75%.

9)	$150.0 million in principal payments due 2024 related to our 2024 Senior Notes. Holders of the 2024 Senior Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2024 Senior Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the 2016 NPA. The 2024 Senior Notes bear interest at a rate of 3.24%.

10)	$375.0 million in principal payments due 2025 related to our 2025 Senior Notes. Holders of the 2025 Senior Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2025 Senior Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the Assumed 2008 NPA. The 2025 Senior Notes bear interest at a rate of 3.41%.

11)	$400.0 million in principal payments due 2026 related to our 2026 Senior Notes. Holders of the 2026 Senior Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2026 Senior Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the 2016 NPA. The 2026 Senior Notes bear interest at a rate of 3.03%.

12)	$250.0 million in principal payments due 2027 related to our 2027 Senior Notes. Holders of the 2027 Senior Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2027 Senior Notes plus accrued and unpaid interest and the LIBOR breakage amount, if any, upon a change in control, as defined in the 2016 NPA. The 2027 Senior Notes bear interest at a rate of 3.49%.

13)	$95.4 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (ranging between 1.03% and 1.05% at September 30, 2017). The tax-exempt bonds have maturity dates ranging from 2018 to 2039. The West Valley tax-exempt bond, with a principal amount of $15.5 million, is due August 1, 2018. We have recorded the West Valley bond obligation in the payments due in 3 to 5 years category in the table above as we have the intent and ability to redeem the West Valley bond on August 1, 2018 using borrowings under our Credit Agreement.

14)	$26.5 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.00% and 24.81% at September 30, 2017, and have maturity dates ranging from 2017 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin, the Canadian Dollar Offered Rate plus the applicable acceptance fee and the Canadian prime rate plus the applicable Canadian prime rate margin at September 30, 2017. We assumed the Credit Agreement is paid off when it matures in June 2021.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $45.0 million recorded as liabilities in our Condensed Consolidated Financial Statements at September 30, 2017, and $19.8 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$174,549	$28,433	$42,381	$29,690	$74,045
Unconditional purchase obligations	$41,799	$38,044	$3,755	$-	$-

(1)	We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At September 30, 2017, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 18.0 million gallons remaining to be purchased for a total of $41.8 million. The current fuel purchase contracts expire on or before December 31, 2018. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2017, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations.  We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $886.0 million and $862.7 million at September 30, 2017 and December 31, 2016, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2017, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the nine month periods ended September 30, 2017 and 2016, at all of our landfills during the respective period, is shown below (tons in thousands):

	Nine months ended September 30,
	2017		2016
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned operational landfills and landfills operated under life-of-site agreements	86	30,832	88	22,955
Operated landfills	6	1,876	6	427
	92	32,708	94	23,382

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests.  We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures.  Other companies may calculate adjusted free cash flow differently.  Our adjusted free cash flow for the nine month periods ended September 30, 2017 and 2016, are calculated as follows (amounts in thousands of U.S. dollars):

	Nine months ended September 30,
	2017	2016
Net cash provided by operating activities	$888,375	$538,831
Plus: Change in book overdraft	13,814	6,050
Plus: Proceeds from disposal of assets	25,826	3,026
Plus: Excess tax benefit associated with equity-based compensation	-	5,151
Less: Capital expenditures for property and equipment	(317,385)	(204,934)
Less: Distributions to noncontrolling interests	-	(3)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	-	413
Cash received for divestitures (b)	(21,100)	-
Transaction-related expenses (c)	4,418	41,748
Integration-related and other expenses (d)	7,968	78,521
Pre-existing Progressive Waste share-based grants (e)	11,740	-
Synergy bonus (f)	11,798	-
Tax effect (g)	(11,426)	(28,537)
Adjusted free cash flow	$614,028	$440,266

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the elimination of cash received in conjunction with the divestiture of Progressive Waste operations.
(c)	Reflects the addback of acquisition-related transaction costs, which for 2016 primarily related to the Progressive Waste acquisition.
(d)	Reflects the addback of rebranding costs and other integration-related items associated with the Progressive Waste acquisition, including professional fees and severance costs.
(e)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.
(f)	Reflects the addback of cash bonuses paid pursuant to the Company’s Synergy Bonus Program adopted on July 19, 2016 in conjunction with the Progressive Waste acquisition.
(g)	The aggregate tax effect of footnotes (a) through (f) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry.  Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted EBITDA as net income attributable to Waste Connections, plus net income attributable to noncontrolling interests, plus or minus income tax provision (benefit), plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income, plus foreign currency transaction loss, less foreign currency transaction gain.  We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate adjusted EBITDA differently.  Our adjusted EBITDA for the three and nine month periods ended September 30, 2017 and 2016, are calculated as follows (amounts in thousands of U.S. dollars):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income attributable to Waste Connections	$123,227	$88,617	$261,732	$160,948
Plus: Net income attributable to noncontrolling interests	183	264	559	670
Plus: Income tax provision	64,390	42,485	100,220	86,750
Plus: Interest expense	32,471	27,621	92,763	65,291
Less: Interest income	(1,656)	(171)	(3,131)	(447)
Plus: Depreciation and amortization	163,554	152,688	471,894	319,707
Plus: Closure and post-closure accretion	2,971	3,034	8,805	5,908
Plus: Impairments and other operating items	832	7,682	141,333	4,634
Plus/less: Other expense (income), net	(1,709)	(500)	(3,561)	268
Plus/less: Foreign currency transaction loss (gain)	1,864	350	3,502	(339)
Adjustments:
Plus: Transaction-related expenses (a)	1,958	310	4,418	46,827
Plus: Pre-existing Progressive Waste share-based grants (b)	2,369	4,466	12,947	9,823
Plus: Integration-related and other expenses (c)	2,922	10,178	8,344	40,300
Plus: Synergy bonus (d)	-	5,300	-	5,300
Adjusted EBITDA	$393,376	$342,324	$1,099,825	$745,640

(a)	Reflects the addback of acquisition-related transaction costs, which for 2016 primarily related to the Progressive Waste acquisition.
(b)	Reflects share-based compensation costs, including changes in fair value, associated with share-based awards granted by Progressive Waste outstanding at the time of the Progressive Waste acquisition.
(c)	Reflects the addback of rebranding costs and other integration-related items, including professional fees and severance costs, associated with the Progressive Waste acquisition.
(d)	Reflects the addback of bonuses accrued pursuant to the Company’s Synergy Bonus Program adopted on July 19, 2016 in connection with the Progressive Waste acquisition.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently.  Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three and nine month periods ended September 30, 2017 and 2016, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Reported net income attributable to Waste Connections	$123,227	$88,617	$261,732	$160,948
Adjustments:
Amortization of intangibles (a)	26,613	26,944	76,886	48,719
Impairments and other operating items (b)	832	7,682	141,333	4,634
Transaction-related expenses (c)	1,958	310	4,418	46,827
Pre-existing Progressive Waste share-based grants (d)	2,369	4,466	12,947	9,823
Integration-related and other expenses (e)	2,922	10,178	8,344	40,300
Synergy bonus (f)	-	5,300	-	5,300
Tax effect (g)	(3,575)	(19,001)	(75,828)	(43,630)
Impact of deferred tax adjustment (h)	3,787	1,964	3,787	1,964
Adjusted net income attributable to Waste Connections	$158,133	$126,460	$433,619	$274,885

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.47	$0.34	$0.99	$0.73
Adjusted net income	$0.60	$0.48	$1.64	$1.25

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs, which for 2016 primarily related to the Progressive Waste acquisition.
(d)	Reflects share-based compensation costs, including changes in fair value, associated with share-based awards granted by Progressive Waste outstanding at the time of the Progressive Waste acquisition.
(e)	Reflects the addback of rebranding costs and other integration-related items, including professional fees and severance costs, associated with the Progressive Waste acquisition.
(f)	Reflects the addback of bonuses accrued pursuant to the Company’s Synergy Bonus Program adopted on July 19, 2016 in connection with the Progressive Waste acquisition.
(g)	The aggregate tax effect of the adjustments in footnotes (a) through (f) is calculated based on the applied tax rates for the respective periods.
(h)	Reflects in 2016 a change in the geographical apportionment of our deferred tax liabilities resulting from the Progressive Waste acquisition. In 2017, reflects the elimination of an increase to the income tax provision associated with an increase in the Company’s deferred tax liabilities resulting from the enactment of the Illinois State Budget Public Act 100-0022 on July 6, 2017.

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

At September 30, 2017, our derivative instruments included 14 interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
April 2014	$100,000	1.800%	1-month LIBOR	July 2014	July 2019
May 2014	$50,000	2.344%	1-month LIBOR	October 2015	October 2020
May 2014	$25,000	2.326%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
April 2016	$100,000	1.000%	1-month LIBOR	February 2017	February 2020
June 2016	$75,000	0.850%	1-month LIBOR	February 2017	February 2020
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.900%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.890%	1-month LIBOR	January 2018	January 2021
August 2017	$100,000	1.900%	1-month LIBOR	July 2019	July 2022
August 2017	$200,000	2.200%	1-month LIBOR	October 2020	October 2025
August 2017	$150,000	1.950%	1-month LIBOR	February 2020	February 2023

*	Plus applicable margin.

Under derivatives and hedging guidance, the interest rate swap agreements are considered cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments.  The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at September 30, 2017 and December 31, 2016, of $1.502 billion and $1.594 billion, respectively, including floating rate debt under our Credit Agreement and floating rate tax-exempt bond obligations.  A one percentage point increase in interest rates on our variable-rate debt as of September 30, 2017 and December 31, 2016, would decrease our annual pre-tax income by approximately $15.0 million and $15.9 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

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

At September 30, 2017, our derivative instruments included four fuel hedge agreements as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  For the year ending December 31, 2017, we expect to purchase approximately 64.0 million gallons of fuel, of which 33.2 million gallons will be purchased at market prices, 18.8 million gallons will be purchased under our fixed price fuel purchase contracts and 12.0 million gallons are hedged at a fixed price under our fuel hedge agreements. During the three month period of October 1, 2017 to December 31, 2017, we expect to purchase approximately 8.3 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining three months in 2017 would decrease our pre-tax income during this period by approximately $0.8 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate recycling operations and sell other collected recyclable materials to third parties for processing before resale.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the nine months ended September 30, 2017 and 2016, would have had a $12.4 million and $5.6 million impact on revenues for the nine months ended September 30, 2017 and 2016, respectively.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2017, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our legal proceedings can be found in Note 17 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment dated June 7, 2017 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2017)

3.2	Articles of Amalgamation dated June 1, 2016 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 7, 2016)

3.3	By-laws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed on June 7, 2016)

10.1 +	Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on July 26, 2017)

10.2 +	Amendment No. 2 to the Waste Connections, Inc. Nonqualified Deferred Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+ Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: October 26, 2017	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: October 26, 2017	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

