Form 10-K
period 2017-12-31
Waste Connections, Inc.
filed 2018-02-15
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   (Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☐           No ☑

As of June 30, 2017, the aggregate market value of shares held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the New York Stock Exchange, was $16,902,436,369.

Number of common shares outstanding as of February 1, 2018:  263,665,601

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement and Management Information Circular for the 2018 Annual and Special Meeting of Shareholders (which will be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and with the securities commissions or similar regulatory authorities in Canada within 120 days after the end of our 2017 fiscal year) are incorporated by reference into Part III hereof.

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

On June 1, 2016, pursuant to the terms of the Agreement and Plan of Merger dated as of January 18, 2016 (the “Merger Agreement”), Water Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Progressive Waste Solutions Ltd. (“Merger Sub”), merged with and into Waste Connections US, Inc. (f/k/a Waste Connections, Inc.), a Delaware corporation (“Old Waste Connections”) in an all-stock business combination with Old Waste Connections continuing as the surviving corporation and an indirect wholly-owned subsidiary of Waste Connections, Inc. (f/k/a Progressive Waste Solutions Ltd.), a corporation organized under the laws of Ontario, Canada (“New Waste Connections,” “Waste Connections” or the “Company”). We use the term “Progressive Waste acquisition” herein to refer to the transactions completed under the Merger Agreement, and we use the term “Progressive Waste” herein in the context of references to Progressive Waste Solutions Ltd. and its shareholders prior to the completion of the Progressive Waste acquisition on June 1, 2016. All references to “dollars” or “$” used herein refer to U.S. dollars, and all references to CAD $ used herein refer to Canadian dollars, unless otherwise stated.

As of December 31, 2017, we served residential, commercial, industrial and E&P customers in 38 states in the U.S. and six provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Florida, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Washington, Wisconsin and Wyoming, and the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.  As of December 31, 2017, we owned or operated a network of 261 solid waste collection operations, 146 transfer stations, six intermodal facilities, 66 recycling operations, 90 active municipal solid waste, or MSW, E&P and/or non-MSW landfills, 22 E&P liquid waste injection wells and 19 E&P waste treatment and oil recovery facilities. Non-MSW landfills accept construction and demolition, industrial and other non-putrescible waste.

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

As of December 31, 2017, we delivered our services from operating locations grouped into six operating segments: our Southern segment services customers located in Alabama, Arkansas, Florida, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, eastern Tennessee, Vermont and Wisconsin; our Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan; and our Central segment services customers located in Arizona, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming. The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.  Some E&P revenues are also included in other operating segments, where we accept E&P waste at some of our MSW landfills. In addition, a small amount of solid waste revenue is included in our E&P segment.

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

During the year ended December 31, 2017, we completed 14 acquisitions for consideration having a net fair value of $562.2 million. During 2016, we acquired Progressive Waste for consideration transferred having a net fair value of $5.167 billion.  During the year ended December 31, 2016, we completed 12 other acquisitions for consideration having a net fair value of $17.1 million. During the year ended December 31, 2015, we completed 14 acquisitions, for consideration having a net fair value of $347.9 million.

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

Landfill Disposal Services

As of December 31, 2017, we owned or operated 66 MSW landfills, 11 E&P waste landfills, which only accept E&P waste, and 13 non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste. Eight of our MSW landfills also received E&P waste during 2017. We generally own landfills to achieve vertical integration in markets where the economic and regulatory environments make landfill ownership attractive.  We also own landfills in certain markets where it is not necessary to provide collection services because we believe that we are able to attract volume to our landfills, given our location or other market dynamics. Over time, MSW landfills generate a greenhouse gas, methane, which can be converted into a valuable source of clean energy. We deploy gas recovery systems at 50 of our landfills to collect methane, which can then be used to generate electricity for local households, fuel local industrial power plants or power alternative fueled vehicles. In some cases, landfill gas generated at our landfills qualifies as a renewable fuel for which renewable fuel credits may be available.

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

The expiration date of one of our operating agreements for which the contracted term is less than the life of the landfill occurs in 2018. This landfill contributed $3.0 million of revenue during the year ended December 31, 2017. The expiration dates of three operating agreements for which the contracted term is less than the life of the landfill range from 2019 to 2024. These three landfills contributed $4.3 million of revenue during the year ended December 31, 2017. We intend to seek renewal of all four contracts prior to, or upon, their expiration.

Based on remaining permitted capacity as of December 31, 2017, and projected annual disposal volumes, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements, is estimated to be approximately 26 years.  Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted.  We regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications.  We also monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek capacity expansion using a variety of factors.

We are currently seeking to expand permitted capacity at 17 of our landfills, for which we consider expansions to be probable.  Although we cannot be certain that all future expansions will be permitted as designed, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements is estimated to be approximately 30 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.

The following table reflects estimated landfill capacity and airspace changes, as measured in tons, for owned and operated landfills and landfills operated, but not owned, under life-of-site agreements (in thousands):

	2017			2016
	Permitted	Probable Expansion	Total	Permitted	Probable Expansion	Total
Balance, beginning of year	1,104,362	237,453	1,341,815	755,596	163,458	919,054
Acquired landfills	-	-	-	375,261	45,643	420,904
Developed landfills	-	-	-	9,067	-	9,067
Divested landfills	(13,912)	(2,192)	(16,104)	-	-	-
Permits granted	102,648	(102,648)	-	9,858	(8,040)	1,818
Airspace consumed	(43,059)	-	(43,059)	(32,834)	-	(32,834)
Expansions initiated	-	74,762	74,762	-	25,320	25,320
Changes in engineering estimates	20,632	(23,749)	(3,117)	(12,586)	11,072	(1,514)
Balance, end of year	1,170,671	183,626	1,354,297	1,104,362	237,453	1,341,815

The estimated remaining operating lives for the landfills we own and landfills we operate under life-of-site agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2017, and December 31, 2016, are shown in the tables below.  The estimated remaining operating lives include assumptions that the operating permits are renewed.

	2017
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	5	2	15	31	9	16	78
Operated landfills under life-of-site agreements	1	1	-	3	-	3	8
	6	3	15	34	9	19	86

	2016
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	3	5	14	31	11	15	79
Operated landfills under life-of-site agreements	-	3	-	1	-	4	8
	3	8	14	32	11	19	87

The disposal tonnage that we received in 2017 and 2016 at all of our landfills is shown in the tables below (tons in thousands):

	Three months ended
	March 31, 2017		June 30, 2017		September 30, 2017		December 31, 2017		Twelve months ended
	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	December 31, 2017
Owned operational landfills and landfills operated under life-of-site agreements	87	9,455	87	11,388	86	11,462	86	10,754	43,059
Operated landfills	6	127	6	140	6	135	4	125	527
	93	9,582	93	11,528	92	11,597	90	10,879	43,586

	Three months ended
	March 31, 2016		June 30, 2016		September 30, 2016		December 31, 2016		Twelve months ended
	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	December 31, 2016
Owned operational landfills and landfills operated under life-of-site agreements	59	5,182	88	7,489	88	10,284	87	9,879	32,834
Operated landfills	5	126	6	153	6	148	6	127	554
	64	5,308	94	7,642	94	10,432	93	10,006	33,388

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

Intermodal logistics is the movement of containers using two or more modes of transportation, usually including a rail or truck segment.  We provide these services for railing containerized international import and export goods through the Pacific Northwest, along with the transport of MSW waste and industrial construction debris.  Additionally we operate two intermodal facilities primarily for the shipment of waste by rail to distant disposal facilities that we do not own.  Our fleet of double-stack railcars provides dedicated direct-line haul services among terminals in Portland, Boardman, Tacoma and Seattle.  We have a contract with Union Pacific railroad for the movement of containers among our intermodal operations.  We also provide our customers container and chassis sales and leasing services.

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

COMPETITION

The North America MSW services industry is highly competitive and requires substantial labor and capital resources.  Besides the Company, the industry includes and we compete with:  three national, publicly held solid waste companies – Waste Management, Inc., Republic Services, Inc. and Advanced Disposal Services, Inc.; several regional, publicly held and privately owned companies; and several thousand small, local, privately owned companies, including independent waste brokers, some of which we believe have accumulated substantial goodwill in their markets.  We compete for collection, transfer and disposal volume based primarily on the price and, to a lesser extent, quality of our services. We also compete with operators of alternative disposal facilities, including incinerators, and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations.  Public sector operators may have financial and other advantages over us because of their access to user fees and similar charges, tax revenues, tax-exempt financing and the ability to flow-control waste streams to publicly owned disposal facilities.

From time to time, competitors may reduce the price of their services in an effort to expand their market shares or service areas or to win competitively bid municipal contracts.  These practices may cause us to reduce the price of our services or, if we elect not to do so, to lose business.  We provide a significant amount of our residential, commercial and industrial collection services under exclusive franchise and municipal contracts and G Certificates. Exclusive franchises and municipal contracts may be subject to periodic competitive bidding.  Competition in the solid waste industry is also affected by the increasing national emphasis in the U.S. and Canada on recycling and other waste reduction programs, which may reduce the volume of waste we collect or deposit in our landfills.

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

Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets. We also compete in certain markets with publicly held and privately owned companies such as Waste Management, Inc., Republic Services, Inc., Clean Harbors, Inc., Secure Energy Services Inc., Nuverra Environmental Solutions, Trinity Environmental Services, LLC, Ecoserv, PetroWaste Environmental LLP, and others. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company. The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price.

The intermodal services industry is also highly competitive.  We compete against other intermodal rail services companies, trucking companies and railroads, many of which have greater financial and other resources than we do.  Competition is based primarily on price, reliability and quality of service.

REGULATION

Introduction

Our operations in the United States and Canada, including landfills, transfer stations, solid waste transportation, intermodal operations, vehicle maintenance shops, fueling facilities and oilfield waste treatment, recovery and disposal operations, are all subject to extensive and evolving federal, state, provincial and, in some instances, local environmental, health and safety laws and regulations, the enforcement of which has become increasingly stringent. These laws and regulations may, among other things, require securing permits or other authorizations (collectively, “permits”) for regulated activities; govern the amount and type of substances that may be released or emitted into the environment in connection with our operations; impose clean-up or corrective action responsibility for releases of regulated substances into the environment; restrict the way we handle, manage or dispose of wastes; limit or prohibit our activities in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; require investigatory and remedial actions to mitigate pollution conditions caused by our operations or attributable to former operations; and impose specific standards addressing worker protection and health. Compliance is often costly or difficult, and the violation of these laws and regulations may result in the denial or revocation of permits, issuance of corrective action orders, assessment of administrative and civil penalties and even criminal prosecution.

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

Various laws impose clean-up or remediation liability on responsible parties, which are discussed in more detail below. Substances subject to clean-up liability have been or may have been disposed of or released on or under certain of our facility sites, including our exploration and production, or E&P, sites. At some of our facilities, we have conducted and continue to conduct monitoring or remediation of known soil and groundwater contamination and, as required, we will continue to perform such work. It is possible that monitoring or remediation could be required in the future at other facilities we own or operate or previously owned or operated. These monitoring and remediation efforts are usually overseen by environmental regulatory agencies. Further, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury or property damage allegedly caused by the release of regulated substances into the environment. In addition, from time to time, our intermodal services business undertakes the transport of hazardous materials. This transportation function is also regulated by various federal, state, provincial, and potentially local agencies.

A number of major statutes and regulations apply to our operations, which are generally enforced by regulatory agencies. Typically, in the United States, federal statutes establish the general regulatory requirements governing our operations, but in many instances these programs are delegated to the states, which have independent and sometimes more strict regulation. In Canada, it is typically provincial statutes that establish the primary regulatory requirements governing our waste operations. Federal statutes in Canada govern certain aspects of waste management, including international and interprovincial transport of certain kinds of waste. Certain of these statutes in the United States and Canada contain provisions that authorize, under certain circumstances, lawsuits by private citizens to enforce certain statutory provisions. In addition to penalties, some of these statutes in the United States authorize an award of attorneys’ fees to parties that successfully bring such an action. Enforcement actions for a violation of these statutes or for a violation of or failure to have a permit, which is required by certain of these statutes, may include administrative, civil and criminal penalties, as well as injunctive relief in some instances. In our ordinary course of business, we incur significant costs complying with these regulations and applicable standards.

A brief description of certain of the primary statutes affecting our operations is discussed below.

Laws and Regulations

A.	Waste and Hazardous Substances

1.	The Resource Conservation and Recovery Act of 1976, or RCRA

In the United States, RCRA regulates the generation, treatment, storage, handling, transportation, and disposal of hazardous and non-hazardous waste and requires states to develop programs to ensure the safe disposal of solid waste. Regulations promulgated under RCRA impose broad requirements on the waste management industry. In October 1991, the EPA adopted what are known as the Subtitle D Regulations, which govern solid non-hazardous waste landfills. The Subtitle D Regulations establish, among other things, location restrictions, minimum facility design and performance standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards, and corrective action requirements. These and other applicable requirements, including permitting, are typically implemented by the states, but in some instances, states have enacted more stringent requirements.

Regarding the management and disposal of E&P waste, although E&P wastes may contain hazardous constituents, most E&P waste is exempt from stringent RCRA regulation as a hazardous waste. We are required to obtain permits for the land treatment and disposal of E&P waste as part of our operations. The construction, operation and closure of E&P waste land treatment and disposal operations are generally regulated at the state level. These regulations vary widely from state to state. None of our oilfield waste recycling, treatment, and disposal facilities are currently permitted to accept hazardous wastes for disposal. Some wastes handled by us that currently are exempt from regulation as hazardous wastes may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes if changes in law or regulations were to occur. If the RCRA E&P waste exemption is repealed or modified, we could become subject to more rigorous and costly operating and disposal requirements.

A breach of laws or regulations governing facilities we operate may result in suspension or revocation of necessary permits, civil liability, and imposition of fines and penalties. Moreover, if we experience a delay in obtaining, are unable to obtain, or suffer the revocation of required permits, we may be unable to serve our customers, our operations may be interrupted, and our growth and revenue may be limited.

RCRA also regulates underground storage of petroleum and other materials it defines as “regulated substances.” RCRA requires registration, compliance with technical standards for tanks, release detection and reporting, and corrective action, among other things. Certain of our facilities and operations are subject to these requirements, which are typically implemented at the state level and may be more stringent in certain states.

2.	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA

CERCLA, which is also known as the “Superfund” law, established a program in the United States allowing federal authorities to provide for the investigation and clean up of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA defines “hazardous substances” broadly. One of the primary ways that CERCLA addresses a release or threatened release of hazardous substances is by imposing strict, joint and several liability for clean up on its broad categories of responsible parties. This means that responsible parties can bear liability without fault and that each responsible party potentially could bear liability for the entirety of clean-up costs, notwithstanding its individual contribution. Generally, responsible parties are current owners and operators of the contaminated site; former owners and operators of the site at the time when the hazardous substances were disposed; any person who arranged for treatment or disposal of the hazardous substances; and transporters who selected the disposal site. In addition to CERCLA’s liability framework, the EPA may issue orders directing responsible parties to respond to releases of hazardous substances. Further, the EPA and private parties, who have response liability to the EPA or who have incurred response costs, can bring suit against other responsible parties to seek to recover certain costs incurred in their response efforts. CERCLA also imposes liability for the cost of evaluating and remedying damage to natural resources. Various states have enacted laws analogous to and independent of CERCLA that also impose liability, which is typically strict and joint and several, for investigation, clean-up, and other damages associated with the release of hazardous or other regulated substances. We may handle hazardous substances within the meaning of CERCLA, or hazardous and other substances regulated under similar state statutes, in the course of our ordinary operations. As a result, we may be jointly and severally liable under CERCLA or similar states statutes for all or part of the costs required to clean up sites if and where these hazardous substances have been released into the environment. CERCLA and these analogous state laws and regulations may also expose us to liability for acts or conditions that were in compliance with applicable laws at a prior time. Under certain circumstances, our sales of residual crude oil collected as part of the saltwater injection process could result in liability to us if the residual crude contains hazardous substances or is covered by one of the state statutes and the entity to which the oil was transferred fails to manage and, as necessary, dispose of it or components thereof in accordance with applicable laws.

3.	Canadian Waste Legislation

The primary waste laws regulating our business in Canada are imposed by the provinces. These include provincial laws that regulate waste management, including requirements to obtain permits and approvals, and regulations with respect to the operation of transfer stations and landfilling sites. Each provincial jurisdiction in Canada will have its own regulatory regime; however, the key requirements under these regimes are similar across Canada. For example, the Environmental Protection Act, or the EP Act, in Ontario and its underlying regulations regulate the generation, treatment, storage, handling, transportation and disposal of wastes in Ontario, among other things. The EP Act requires an approval or, in some cases, a registration, for the establishment, operation or alteration of a waste management system (which includes all facilities or equipment used in connection with waste) or a waste disposal site. The specific terms and conditions of an approval may impose emission limits, monitoring and reporting requirements, siting and operating criteria, financial assurance or insurance and decommissioning requirements. Certain landfilling sites are subject to more stringent regulatory requirements that can include detailed prescribed design standards, leachate collection systems, landfill gas management or collection systems, and/or site closure plans including post-closure care requirements. The federal Canadian Environmental Protection Act, 1999 imposes requirements with respect to the interprovincial and international movement of hazardous wastes and hazardous recyclable material, which can affect the movement of wastes and recyclables to our Canadian facilities. The expansion or establishment of certain waste management projects, including waste treatment and landfilling sites, may also be subject to provincial or federal environmental assessment requirements.

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

4.	Canadian Contaminated Sites Legislation

There are provincial and federal laws in Canada that regulate spills and releases of substances into the environment and require the remediation of contaminated sites. Clean up of contaminated sites in connection with our business is primarily regulated by provincial environmental laws. Each province will have its own regulatory regime; however, the key requirements under these regimes are similar across Canada. For example, the EP Act in Ontario authorizes the agency to issue orders to responsible persons to undertake remedial or other corrective actions to investigate, monitor and remediate the discharge or presence of contaminants in the environment. These orders can generally be issued on a joint and several liability basis to persons who caused or permitted the discharge of a contaminant, persons who owned the discharged substance, as well as current and past owners of lands or the source of the contamination and persons who have or have had charge, management or control over lands or the source of the contamination. The costs to comply with an order can be very substantial. Some provincial jurisdictions provide a statutory right to compensation from the owner or person in control of a substance that is discharged into the environment to any person who suffers loss as a result. The federal government has also enacted laws that regulate the release of certain substances into the environment. We handle many contaminants and pollutants in the course of our ordinary operations and, as a result, may be liable under provincial and federal statutes for all or part of required clean-up costs if substances have been released into the environment. Under such laws, we could be required to remove previously disposed substances and wastes (including substances disposed of or released by prior owners or operators) or remediate contaminated property (including groundwater contamination, whether from prior owners or operators or other historic activities or spills).

B.	Wastewater/Stormwater Discharge

1.	The Federal Water Pollution Control Act of 1972, or the Clean Water Act

The Clean Water Act regulates the discharge of pollutants from a variety of sources, including, without limitation, solid waste disposal sites, transfer stations, and oilfield waste facilities into United States’ waters, including surface and potentially ground waters. Under the Clean Water Act, sites or facilities that discharge pollutants to waters of the United States must have a permit authorizing that discharge. If run-off or other contaminants from our owned or operated transfer stations or oilfield waste facilities, or run-off, collected leachate, or other contaminants from our owned or operated landfills or other facilities is discharged into streams, rivers, or other regulated waters, the Clean Water Act would require a discharge permit, typically containing requirements to conduct monitoring and under certain circumstances, to treat and reduce the quantity of pollutants in such discharge. Further, if a landfill or other facility discharges wastewater through a treatment works, it may be required to comply with additional permitting and other specific requirements. Also, virtually all landfills are required to comply with the EPA’s storm water regulations, which are designed to prevent the introduction of contaminated storm water run-off into United States’ waters. The manner in which waters are defined could affect our operations by potentially increasing or modifying regulatory requirements governing our discharges. For example, in June 2017, the EPA and the Army Corps of Engineers, or the Corps, proposed to rescind a 2015 rule redefining “waters of the United States,” or WOTUS. The 2015 rule, which was stayed nationwide by the U.S. Court of Appeals for the Sixth Circuit, would have expanded federal control over many U.S. water resources. The 2017 proposed rule seeks to re-codify the definition of WOTUS existing prior to promulgation of the 2015 rule consistent with Supreme Court decisions and longstanding practice, including applicable agency guidance documents. Additionally, the agencies will pursue notice and comment rulemaking to reevaluate the WOTUS definition. At this time, the ultimate regulatory test for defining WOTUS is unclear, and will depend on the resolution of the 2017 proposed rule and any associated litigation.

Additionally, the Clean Water Act’s spill prevention, control and countermeasure requirements require appropriate containment berms and similar structures to help contain and prevent the contamination of regulated waters in the event of a hydrocarbon storage tank release. The Clean Water Act also contains provisions which can prohibit or require permitting before development or expansion of a landfill may occur in areas designated as wetlands. Various states in which we operate or may operate in the future have been delegated authority to implement the Clean Water Act and its permitting requirements, and some of these states have adopted regulations that are more stringent than federal Clean Water Act requirements.

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

3.	Canadian Water Protection Legislation

There is legislation in Canada at both the federal and provincial levels that protects water quality and regulates the discharge of substances into the aquatic environment. Federal water pollution control authority is derived primarily from the Fisheries Act, which contains provisions for the protection of water quality and fish habitat. This includes a general prohibition on the deposit of any deleterious substances into water that is frequented by fish, unless otherwise authorized. There is legislation in each provincial jurisdiction that also protects water sources and regulates water pollution. For example, in Ontario, the Ontario Water Resources Act, or OWRA, prohibits the discharge of material of any kind into any water that may impair the quality of the water. The OWRA requires that an approval be obtained for the use and operation of certain sewage and stormwater works. Such approvals typically contain monitoring requirements and impose restrictions on effluent characteristics. Other provinces in Canada have similar regimes for the protection of water. If run-off or other contaminants from our landfills, transfer stations or other waste facilities is discharged or migrates into waters, we could face significant liability under provincial and federal laws.

C.	Air Emissions

1.	The Clean Air Act, or CAA

In the United States, the CAA generally regulates the emissions of air pollutants from a variety of sources, including certain landfills and oilfield waste facilities, based on factors such as the date of the construction and tons per year of emissions of regulated pollutants. Typically, federal requirements are delegated to the states and implemented at the state level. The CAA and analogous state laws require permits for and impose other restrictions on facilities and equipment that have the potential to emit pollutants into the atmosphere. Under the CAA, a source deemed to be a major source generally must be authorized by a permit. In those situations where major source permitting is not required, typically state laws and rules will require permitting as a type of minor source. Larger landfills and landfills located in areas where the ambient air does not meet certain air quality standards called for by the CAA may be subject to even more extensive air pollution controls and emissions limitations. In addition to the potential CAA permitting of landfill facilities, CAA permitting may be required for the construction of gas collection and flaring systems, composting, and other operations. In some instances, federal operating permits may be required depending on the nature and volume of air emissions.

In addition to permitting, the CAA imposes other regulatory obligations, including, in some instances, performance standards on operations and equipment. The EPA has issued what are known as new source performance standards, or NSPS, and emissions guidelines, which impose requirements regarding control of landfill gases from new and existing large landfills. The EPA has also issued regulations imposing maximum achievable control technology, or MACT, on large MSW landfills. The MACT standards impose limits on landfill emissions and often require installation of landfill gas collection system tanks. Additional or more stringent regulations of our facilities may occur in the future, which could increase operating costs or impose additional compliance burdens. On August 29, 2016, the EPA issued “Subpart XXX” that applies to MSW landfills constructed, modified, or reconstructed after July 17, 2014. Subpart XXX reduces the non-methane organic compounds, or NMOC, emissions threshold at which MSW landfills must install emission controls, requires monitoring surface emissions of methane, monitoring of temperature and pressure at the well head of landfill gas collection systems, and imposes other requirements. Further, the EPA promulgated “Guidelines” on August 29, 2016, known as Subpart Cf, which require states to implement similar requirements on existing landfills that are not subject to NSPS, Subpart XXX. Subpart Cf updates existing Emission Guidelines and Compliance Times for existing MSW landfills. The Subpart Cf Guidelines apply to landfills that accepted waste after November 8, 1987 and commenced construction or modification on or before July 17, 2014. Subpart XXX and Subpart Cf are intended to result in the reduction of landfill gas emissions, including methane, by lowering the thresholds where an MSW landfill must install a gas collection and control system. Subpart Cf will ultimately affect existing sources that are not affected by Subpart XXX. In May 2017, the EPA announced that it is reconsidering several portions of Subpart XXX and Subpart Cf, and issued a 90-day stay of these subparts. Although the 90-day stay expired on August 29, 2017, and the 2016 rules remain in effect, the EPA has stated that it intends to complete the reconsideration process for Subpart XXX and Subpart Cf. Regardless of whether or how EPA will amend Subpart XXX and Subpart Cf, compliance with these regulatory requirements could result in significant additional compliance costs, which we will incur in our ordinary course of business. In addition, state air regulatory requirements may impose additional restrictions beyond federal requirements, which could also result in compliance costs. For example, some state air programs uniquely regulate odor and the emission of certain specific toxic air pollutants.

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

2.	Canadian Air Quality Legislation

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

1.	The Occupational Safety and Health Act of 1970, or the OSH Act

In the United States, the OSH Act is administered by the Occupational Safety and Health Administration, or OSHA, and many state agencies whose programs have been approved by OSHA. The OSH Act establishes employer responsibilities for worker health and safety, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, comply with adopted worker protection standards, maintain certain records, provide workers with required disclosures, and implement certain health and safety training programs. Various OSHA standards may apply to our operations, including standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials and worker training and emergency response programs. Moreover, the Department of Transportation, OSHA, and other agencies regulate and have jurisdiction concerning the transport, movement, and related safety of hazardous and other regulated materials. In some instances, state and local agencies also regulate the safe transport of such materials to the extent not preempted by federal law.

2.	Canadian Occupational Health and Safety Laws

In Canada, each province establishes and administers a provincial occupational health and safety regime. Similar to the United States, these regimes generally identify the rights and responsibilities of employers, supervisors and workers. Employers are required to implement all prescribed safety requirements and to exercise reasonable care to protect employees from workplace hazards, among other things. Various occupational health and safety standards may apply to our Canadian operations, including requirements relating to communication of and exposure to hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials and worker training and emergency response programs. In addition to the provincial departments of transportation, Transport Canada has jurisdiction to regulate the transportation of dangerous goods, which can include wastes.

E.	Additional Regulatory Considerations

We also review regulatory developments that may affect our business, including, among others, those described below.

1.	State and Local Regulation

In addition to the federal statutes regulating our operations, each state where we operate or may operate in the future has laws and regulations governing the management, generation, storage, treatment, handling, transportation, and disposal of solid waste, E&P waste, occupational safety and health, water, and air pollution and, in most cases, the siting, design, operation, maintenance, corrective action, closure, and post-closure maintenance of landfills and transfer stations. Further, many municipalities have enacted or could enact ordinances, local laws, and regulations affecting our operations, including zoning and health measures that limit solid waste management activities to specified sites or activities. Other jurisdictions have enacted “fitness” rules focusing on companywide and overall corporate compliance history in making permitting decisions. In addition, certain jurisdictions have enacted flow control provisions that direct or restrict the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and bidding for such franchises, and bans or other restrictions on the movement of solid wastes into a municipality. Specific state and local permits for our operations may be required and may be subject to periodic renewal, modification, or revocation by the issuing agencies. There has also been an increasing trend at the state and local level to mandate and encourage waste reduction at the source and recycling, and to prohibit or restrict landfill disposal of certain types of solid wastes, such as food waste, yard waste, leaves, tires, electronic equipment waste, painted wood, and other construction and demolition debris. The enactment of laws or regulations reducing the volume and types of wastes available for transport to and disposal in landfills could prevent us from operating our facilities at their full capacity.

2.	Hydraulic Fracturing Regulation

We do not conduct hydraulic fracturing operations, but we do provide treatment, recovery, and disposal services for the fluids used and wastes generated by our customers in such operations. Recently, there has been increased public concern regarding the alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate federal, state, or local legislation that would increase the regulatory burden imposed on hydraulic fracturing. Laws and regulations have been proposed and/or adopted at the federal, state, and local levels that would regulate, restrict, or prohibit hydraulic fracturing operations or require the reporting and public disclosure of chemicals used in the hydraulic fracturing process. Certain states and localities have placed moratoria or bans on hydraulic fracturing or the disposal of waste therefrom, or have considered the same.

In June 2016, the EPA promulgated a rule prohibiting discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly-owned treatment works, or POTWs. Further, the EPA promulgated regulations known as Reg. OOOO and Reg. OOOOa, which, among other things, require control of methane and VOC emissions related to certain well completions and certain tankage and equipment. Certain provisions of Reg. OOOOa are currently the subject of litigation, and in June 2017, the EPA proposed a two-year stay of portions of the rules. Regardless of the stay, it is possible that these rules will continue to require oil and gas operators to expend material sums, which may reduce our customers’ E&P activities and could have an adverse impact on our business. Additionally, several states have adopted or proposed laws and regulations analogous to the federal rules that would remain in effect regardless of the outcome of any federal stay or litigation. Further, several states in which we conduct business require oil and natural gas operators to disclose information concerning their operations, which could result in increased public scrutiny.

The EPA has contemplated additional rule making. In May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking, or ANPR, under the Toxic Substances Control Act, or TSCA, seeking comment on whether and how the EPA should regulate the reporting or disclosure of the use of hydraulic fracturing chemical substances and mixtures and their constituents. Additionally, in December 2016, the EPA released a study on the environmental impacts of hydraulic fracturing on drinking water. In that study, the EPA found evidence that hydraulic fracturing activity can impact drinking water resources under some circumstances, but data gaps limited the EPA’s ability to fully assess the matter. The EPA is also currently conducting a detailed study of centralized waste treatment, or CWT, facilities accepting oil and gas extraction wastewater to ensure that current controls are adequate and to analyze the environmental impacts of discharges from CWTs, available treatment technologies and associated costs. The impacts of rules that the EPA has recently promulgated, is proposing or considering will be uncertain until the rules are finalized and fully implemented.

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

Generally, the promulgation of climate change laws or regulations restricting or regulating greenhouse gas, or GHG, emissions could increase our costs to operate. The EPA’s current and proposed regulation of GHG emissions may adversely impact our operations. In 2009, the EPA made an endangerment finding allowing GHGs to be regulated under the CAA. The CAA requires stationary sources of air pollution to obtain New Source Review, or NSR, permits prior to construction and, in some cases, Title V operating permits. Pursuant to the EPA’s rulemakings and interpretations, certain Title V and NSR Prevention of Significant Deterioration, or PSD, permits issued on or after January 2, 2011, must address GHG emissions. As a result, new or modified emissions sources may be required to install Best Available Control Technology to limit GHG emissions. The EPA’s recently adopted Subpart XXX also requires the reduction of GHG emissions from new or modified landfills, and the Guidelines, known as Subpart Cf, published by the EPA in August 2016, will require the reduction of GHG emissions from existing landfills, although the EPA is reconsidering portions of these regulations, as detailed above. In addition, the EPA’s Mandatory Greenhouse Gas Reporting Rule sets monitoring, recordkeeping, and reporting requirements applicable to certain landfills and other entities.

The Canadian federal government announced a national carbon-pricing regime in 2016, the Pan-Canadian Framework on Clean Growth and Climate Change, which required all provinces to adopt a carbon-pricing scheme or have a federal carbon regime imposed upon them. Alternatively, provinces may implement a cap-and-trade system, but will need to demonstrate that the province's emissions are consistent with both Canada's national target and the results of the provinces who have implemented the carbon-pricing scheme. In January 2018, the Canadian federal government released a draft Greenhouse Gas Pollution Pricing Act that is intended to apply in any province or territory that does not have its own carbon pricing system in place by 2019 that meets the federal criteria. The federal government proposal would place a levy on certain fossil fuels at a rate of CAD $10 per ton of carbon dioxide equivalent in 2018, rising by CAD $10 per ton each year to CAD $50 per ton in 2022, as well as an out-put based carbon pricing system for certain larger industrial emitters.

Certain states and many Canadian provinces have promulgated legislation and regulations to limit GHG emissions through requirements of specific controls, carbon levies, cap and trade programs or other measures. Comprehensive GHG legislation or regulation will affect not only our business, but also that of our customers.

Heightened regulation of our customers’ operations could also adversely affect our business. The regulation of GHG emissions from oil and gas E&P operations may increase the costs to our customers of developing and producing hydrocarbons and, as a result, may have an indirect and adverse effect on the amount of E&P waste delivered to our facilities. On June 3, 2016, the EPA promulgated NSPS Subpart OOOOa, which in conjunction with NSPS Subpart OOOO sets methane and VOC requirements for certain new and modified sources, including hydraulically fractured oil wells, certain tankage, and equipment. Although the EPA is reconsidering portions of these regulations, they will continue to require, in some instances, additional emissions controls and increased capital costs for our customers, which could reduce their E&P activities, and subsequently negatively impact our business operations. As discussed above, certain states have enacted rules analogous to the federal rules.

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

F.	Renewable and Low Carbon Fuel Standards

Pursuant to the Energy Independence and Security Act of 2007, the United States EPA has promulgated the Renewable Fuel Standards, or RFS, which require refiners to either blend “renewable fuels,” such as ethanol and biodiesel, into their transportation fuels or to purchase renewable fuel credits, known as renewable identification numbers, or RINs, in lieu of blending. In some cases, landfill gas generated at our landfills in the United States qualifies as a renewable fuel for which RINs are available. Such RINs can be sold by the Company. The price of RINs has been extremely volatile and the value of RINs is dependent upon a variety of factors. Reductions or limitations on the requirement to blend renewable fuel would likely reduce the volume of RINs purchased to meet the RFS blending requirements. On November 30, 2017, EPA promulgated its 2018 RFS, with minor changes to the 2017 renewable fuel volume requirements across all types of biofuels under the RFS program. However, there have been proposals to legislatively limit the RFS program in the United States. For example, in 2016, a bill (H.R. 5180) was introduced in the United States House of Representatives seeking to limit the volumes of ethanol required to be blended by refiners to no more than 9.7% of the total volume of gasoline expected to be sold or introduced into commerce in the United States.

In Canada, the Renewable Fuels Regulations under the Canadian Environmental Protection Act, 1999 require producers and importers of gasoline, diesel fuel and heating distillate to acquire a certain number of renewable fuel compliance units, or Compliance Units, in connection with the volumes of fuel they produce or import. Compliance Units can be generated in a number of ways, including through the blending of renewable fuel into liquid petroleum fuels. In some cases, landfill gas generated at our landfills in Canada qualifies as a renewable fuel that can be sold by our Company to blenders or refiners for the purpose of creating Compliance Units. Certain provincial jurisdictions in Canada also impose obligations to incorporate renewable fuels into fuels that are distributed within the jurisdiction. The price for our renewable fuel in Canada is dependent on a variety of factors, including demand. The Canadian federal government released details on a proposed new clean fuel regulatory framework at the end of 2017. The proposed framework would impose lifecycle carbon intensity requirements on certain liquid, gaseous and solid fuels that are used in transportation, industry and buildings, and establish rules relating to the trading of compliance credits. The carbon intensity requirements would become more stringent over time. Carbon intensity would be differentiated between different types of renewable fuels to reflect the associated emissions reduction potential. Regulated parties, which may include fuel producers and importers, would have flexibility with respect to how to achieve lower carbon fuels in Canada. The Canadian federal government has indicated that over time, the new clean fuel standard would replace the current Renewable Fuels Regulations. The Canadian federal government is currently conducting public consultation on the proposed framework. At this time, we do not know how a new clean fuel regulatory framework in Canada could impact demand for our renewable fuel.

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

H.	Extended Producer Responsibility, or EPR, Regulations

EPR regulations place responsibility on product manufacturers or suppliers to assume certain waste management or recycling responsibility for their products after such products’ useful life or otherwise impose obligations on product manufacturers or suppliers to reduce the volume of waste associated with their products.

EPR regulations have yet to be promulgated at the federal level in the United States, but have been promulgated or considered in state and local jurisdictions in the United States. EPR regulations could have an adverse effect on our business if enacted at the federal level or if widely enacted by state or local governments.

Numerous provincial jurisdictions in Canada have promulgated EPR legislation and other programs that mandate or encourage waste reduction and restrict the landfill disposal of certain types of waste. The enactment of new and more stringent regulations reducing the types or volumes of wastes available for disposal in landfills could impact our future operations.

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

Under our current insurance program for our U.S. operations, we carry per incident deductibles or self-insured retentions of $2 million for automobile liability claims, $1.5 million for workers’ compensation and employer’s liability claims, $1 million for general liability claims, $350,000 for employee group health insurance and $250,000 for employment practices liability, and $500,000 for most property claims, subject to certain additional terms and conditions.  Since workers’ compensation is a statutory coverage limited by the various state jurisdictions, the umbrella coverage is not applicable.  We carry environmental protection insurance which has a $250,000 per incident deductible.  This insurance policy covers all owned or operated landfills, certain transfer stations and other facilities, subject to the policy terms and conditions.  Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage.  Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Under our current insurance program for our Canadian operations, we carry per incident deductibles or self-insured retentions of $750,000 for automobile liability claims and $500,000 for property claims.  Since workers’ compensation is a provincial coverage limited by the various province jurisdictions, the umbrella coverage is not applicable.  Employees are eligible to receive health coverage under Canada's public health care system and, in addition, most employees of our Canadian operations are eligible to participate in group medical and drug coverage plans sponsored by us. We carry environmental protection insurance which has a $100,000 per incident deductible.  This insurance policy covers all owned or operated landfills, certain transfer stations and other facilities, subject to the policy terms and conditions.  Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage.  Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Financial Surety Bonds

We use financial surety bonds for a variety of corporate guarantees.  The financial surety bonds are primarily used for guaranteeing municipal contract performance and providing financial assurances to meet asset closure and retirement requirements under certain environmental regulations.  In addition to surety bonds, such guarantees and obligations may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted cash and investment deposits. At December 31, 2017 and 2016, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $609.6 million and $589.3 million, respectively, to secure our asset closure and retirement requirements and $281.5 million and $273.5 million, respectively, to secure performance under collection contracts and landfill operating agreements.

We source financial surety bonds from a variety of third-party insurance and surety companies, including a company in which we own a 9.9% interest that, among other activities, issues financial surety bonds to secure landfill final capping, closure and post-closure obligations for companies operating in the solid waste sector.

EMPLOYEES

At December 31, 2017, we had 15,283 employees, of which 3,056, or approximately 20.0% of our workforce, were employed under collective bargaining agreements. The majority of our collective bargaining agreements are with the Teamsters Union in both the U.S. and Canada.  These collective bargaining agreements are renegotiated periodically.  We have 21 collective bargaining agreements covering 1,196 employees that have expired or are set to expire during 2018.  We do not expect any significant disruption in our overall business in 2018 as a result of labor negotiations, employee strikes or organizational efforts by labor unions or their representatives.

SEASONALITY

We expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters.  This seasonality reflects (a) the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in Canada and the U.S., and (b) reduced E&P activity during harsh weather conditions, with expected revenue fluctuation due to such seasonality between our highest and lowest quarters of approximately 10%.  In addition, some of our operating costs may be higher in the winter months.  Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs.  Greater precipitation in the winter increases the weight of collected MSW, resulting in higher disposal costs, which are calculated on a per ton basis.

EXECUTIVE OFFICERS OF THE REGISTRANT

For purposes of this section, references to “WCI” shall mean Old Waste Connections prior to June 1, 2016 and New Waste Connections on and after June 1, 2016. The following table sets forth certain information concerning our executive officers as of February 1, 2018:

NAME	AGE	POSITIONS
Ronald J. Mittelstaedt (1)	54	Chief Executive Officer and Chairman
Steven F. Bouck	60	President
Darrell W. Chambliss	53	Executive Vice President and Chief Operating Officer
Worthing F. Jackman	53	Executive Vice President and Chief Financial Officer
Matthew S. Black	45	Senior Vice President and Chief Tax Officer
David G. Eddie	48	Senior Vice President and Chief Accounting Officer
David M. Hall	60	Senior Vice President – Sales and Marketing
James M. Little	56	Senior Vice President – Engineering and Disposal
Patrick J. Shea	47	Senior Vice President, General Counsel and Secretary
Mary Anne Whitney	54	Senior Vice President – Finance
Robert M. Cloninger	45	Vice President, Deputy General Counsel and Assistant Secretary
Keith P. Gordon	54	Vice President – Information Systems
Eric O. Hansen	52	Vice President – Chief Information Officer
Michelle L. Little	44	Vice President – Accounting
Shawn W. Mandel	51	Vice President – Safety and Risk Management
Susan R. Netherton	48	Vice President – People, Training and Development
Scott I. Schreiber	61	Vice President – Equipment and Operations Support
Gregory Thibodeaux	51	Vice President – Maintenance and Fleet Management
Colin G. Wittke	55	Vice President – Sales
Richard K. Wojahn	60	Vice President – Business Development

(1)	Member of the Executive Committee of the Board of Directors.

Ronald J. Mittelstaedt has served as Chief Executive Officer and a director of WCI since its formation in 1997, and was elected Chairman in January 1998. Mr. Mittelstaedt also served as President of WCI from its formation through August 2004. Mr. Mittelstaedt has more than 28 years of experience in the solid waste industry. Mr. Mittelstaedt serves as a director of SkyWest, Inc. Mr. Mittelstaedt holds a B.A. degree in Business Economics with a finance emphasis from the University of California at Santa Barbara.

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

Darrell W. Chambliss has been Executive Vice President and Chief Operating Officer of WCI since October 2003. From October 1, 1997 to that date, Mr. Chambliss served as Executive Vice President – Operations of WCI. Mr. Chambliss has more than 27 years of experience in the solid waste industry. Mr. Chambliss holds a B.S. degree in Business Administration from the University of Arkansas.

Worthing F. Jackman has been Executive Vice President and Chief Financial Officer of WCI since September 1, 2004. From April 2003 to that date, Mr. Jackman served as Vice President – Finance and Investor Relations of WCI. Mr. Jackman held various investment banking positions with Alex. Brown & Sons, now Deutsche Bank Securities, Inc., from 1991 through 2003, including most recently as a Managing Director within the Global Industrial & Environmental Services Group. In that capacity, he provided capital markets and strategic advisory services to companies in a variety of sectors, including solid waste services. Mr. Jackman serves as a director of Quanta Services, Inc. He holds a B.S. degree in Finance from Syracuse University and an M.B.A. from the Harvard Business School.

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

David M. Hall has been Senior Vice President – Sales and Marketing of WCI since October 2005. From August 1998 to that date, Mr. Hall served as Vice President – Business Development of WCI. Mr. Hall has more than 30 years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. Mr. Hall received a B.S. degree in Management and Marketing from Missouri State University.

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

Patrick J. Shea has been Senior Vice President, General Counsel and Secretary of WCI since August 2014. From February 2009 to that date, Mr. Shea served as Vice President, General Counsel and Secretary of WCI. He served as General Counsel and Secretary of WCI from February 2008 to February 2009 and Corporate Counsel of WCI from February 2004 to February 2008. Mr. Shea practiced corporate and securities law with Brobeck, Phleger & Harrison LLP in San Francisco from 1999 to 2003 and Winthrop, Stimson, Putnam & Roberts (now Pillsbury Winthrop Shaw Pittman LLP) in New York and London from 1995 to 1999. Mr. Shea holds a B.S. degree in Managerial Economics from the University of California at Davis and a J.D. degree from Cornell University.

Mary Anne Whitney has been Senior Vice President – Finance of WCI since February 2018. From March 2012 to that date, Ms. Whitney served as Vice President – Finance of WCI. From November 2006 to March 2012, Ms. Whitney served as Director of Finance of WCI. Ms. Whitney held various finance positions for Wheelabrator Technologies from 1990 to 2001. Ms. Whitney holds a B.A. degree in Economics from Georgetown University and an M.B.A. in Finance from New York University Stern School of Business.

Robert M. Cloninger has been Vice President, Deputy General Counsel and Assistant Secretary of WCI since August 2014. From February 2013 to that date, Mr. Cloninger served as Deputy General Counsel of WCI. He served as Corporate Counsel of WCI from February 2008 to February 2013. Mr. Cloninger practiced corporate, securities and mergers and acquisitions law with Schiff Hardin LLP in Chicago from 1999 to 2004 and Downey Brand LLP in Sacramento from 2004 to 2008. Mr. Cloninger holds a B.A. degree in History from Northwestern University and a J.D. degree from the University of California at Davis.

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

Susan R. Netherton has been Vice President – People, Training and Development of WCI since July 2013. From February 2007 to that date, Ms. Netherton served as Director of Human Resources and Employment Manager of WCI. From 1994 to 2007, Ms. Netherton held various human resources positions at Carpenter Technology Corporation, a publicly-traded, specialty metals and materials company. Ms. Netherton holds a B.S. in Elementary Education from Kutztown University and an M.B.A. from St. Mary’s College of California.

Scott I. Schreiber has been Vice President – Equipment and Operations Support of WCI since the completion of the Progressive Waste acquisition on June 1, 2016. From February 2009 to that date, Mr. Schreiber served as Vice President – Disposal Operations of WCI. From October 1998 to February 2009, he served as Director of Landfill Operations of WCI. Mr. Schreiber has more than 37 years of experience in the solid waste industry. From September 1993 to September 1998, Mr. Schreiber served as corporate Director of Landfill Development and corporate Director of Environmental Compliance for Allied Waste Industries, Inc. From August 1988 to September 1993, Mr. Schreiber served as Regional Engineer (Continental Region) and corporate Director of Landfill Development for Laidlaw Waste Systems Inc. From June 1979 to August 1988, Mr. Schreiber held several managerial and technical positions in the solid waste and environmental industry. Mr. Schreiber holds a B.S. degree in Chemistry from the University of Wisconsin at Parkside.

Gregory Thibodeaux has been Vice President – Maintenance and Fleet Management of WCI since January 2011. From January 2000 to that date, Mr. Thibodeaux served as Director of Maintenance of WCI. Mr. Thibodeaux has more than 31 years of experience in the solid waste industry having held various management positions with Browning Ferris Industries, Sanifill, and USA Waste Services, Inc. Before coming to WCI, Mr. Thibodeaux served as corporate Director of Maintenance for Texas Disposal Systems.

Colin G. Wittke has been Vice President – Sales of WCI since the completion of the Progressive Waste acquisition on June 1, 2016. From June 2011 to that date, he served as Vice President, Sales and Marketing of Progressive Waste Solutions Ltd. Prior to that time, Mr. Wittke held various roles with Waste Management, Inc. for 19 years, including the position of Vice President, Sales and Customer Service. He has more than 29 years of experience in the solid waste industry. Mr. Wittke holds a BSc in Finance (cum laude) from Biola University in La Mirada, California.

Richard K. Wojahn has been Vice President – Business Development of WCI since February 2009. From September 2005 to that date, Mr. Wojahn served as Director of Business Development of WCI. Mr. Wojahn served as Vice President of Operations for Mountain Jack Environmental Services, Inc. (which was acquired by WCI in September 2005) from January 2004 to September 2005. Mr. Wojahn has more than 36 years of experience in the solid waste industry having held various management positions with Waste Management, Inc. and Allied Waste Industries, Inc. Mr. Wojahn attended Western Illinois University.

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

Certain statements contained in this Annual Report on Form 10-K are forward-looking in nature, including statements related to the impact of global economic conditions, including the price of crude oil, on our volume, business and results of operations; our ability to generate internal growth or expand permitted capacity at landfills we own or operate; our ability to grow through acquisitions and our expectations with respect to the impact of acquisitions on our expected revenues and expenses following the integration of such businesses; the competitiveness of our industry and how such competition may affect our operating results; our ability to provide adequate cash to fund our operating activities; our ability to draw from our credit facility or raise additional capital; our ability to generate free cash flow and reduce our leverage; the effects of landfill special waste projects on volume results; the impact that price increases may have on our business and operating results; demand for recyclable commodities and recyclable commodity pricing; the effects of seasonality on our business and results of operations; our ability to obtain additional exclusive arrangements; increasing alternatives to landfill disposal; increases in labor and pension plan costs or the impact that labor union activity may have on our operating results; our expectations with respect to the purchase of fuel and fuel prices; our expectations with respect to capital expenditures; our expectations with respect to the outcomes of our legal proceedings; the impairment of our goodwill; insurance costs; disruptions to or breaches of our information systems and other cybersecurity threats; environmental, health and safety laws and regulations, including changes to the regulation of landfills, solid waste disposal, E&P waste disposal, or hydraulic fracturing; and our ability to continue to integrate successfully the businesses and operations of Progressive Waste following the Progressive Waste acquisition. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy. Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements.  Factors that could cause actual results to differ from those projected include, but are not limited to, those listed below and elsewhere in this Annual Report on Form 10-K.  There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business.  We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change.

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

We derive a significant portion of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and certificates issued by Washington state known as G Certificates.  Many franchise agreements and municipal contracts are for a specified term and are, or will be, subject to competitive bidding in the future.  For example, we have approximately 400 contracts, representing approximately 2.5% of our annual revenues, which are set for expiration or automatic renewal on or before December 31, 2018. Although we intend to bid on additional municipal contracts and franchise agreements, we may not be the successful bidder.  In addition, some of our customers, including municipalities, may terminate their contracts with us before the end of the terms of those contracts.  Similar risks may affect our contracts to operate municipally-owned assets, such as landfills.

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

We seek price increases necessary to offset increased costs, to improve operating margins and to obtain adequate returns on our deployed capital.  Contractual, general economic, competitive or market-specific conditions may limit our ability to raise prices.  As a result of these factors, we may be unable to offset increases in costs, improve operating margins and obtain adequate investment returns through price increases.  We may also lose customers to lower-price competitors. In some cases, certain volume losses related to operations we acquired in the Progressive Waste acquisition will continue to be deliberate and may not reflect current economic conditions or underlying trends in our markets, which may be misinterpreted by shareholders, thus possibly affecting our share price.

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

We currently own and/or operate 90 landfills throughout the United States and Canada.  Our ability to meet our financial and operating objectives may depend in part on our ability to acquire, lease, or renew landfill operating permits, expand existing landfills and develop new landfill sites, especially in our E&P waste business.  It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations.  Although the process generally takes less time, the process of obtaining permits and approvals for E&P landfills has similar uncertainties. Operating permits for landfills in states and provinces where we operate must generally be renewed every five to ten years, although some permits are required to be renewed more frequently.  These operating permits often must be renewed several times during the permitted life of a landfill.  The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by special interest and other groups, and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law, or burdensome terms and conditions being imposed on our operations.  For example, see the discussion regarding the Los Angeles County, California Landfill Expansion Litigation in Note 10, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. We may not be able to obtain new landfill sites or expand the permitted capacity of our existing landfills when necessary, and may ultimately be required to expense up to the carrying value of the landfill or expansion project, less the recoverable value of the property and other amounts recovered.  Obtaining new landfill sites is important to our expansion into new, non-exclusive solid waste markets and in our E&P waste business.  If we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter that market.  Expanding existing landfill sites is important in those markets where the remaining lives of our landfills are relatively short.  We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the lives of these landfills.  Any of these circumstances could adversely affect our operating results.

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

We provide recycling services to some of our customers.  The majority of the recyclables we process for sale are paper products that are shipped to customers in Asia.  The sale prices of and the demand for recyclable commodities, particularly paper products, are frequently volatile and when they decline, our revenues, operating results and cash flows will be affected.  Moreover, new quality standards imposed by China may make the sale of recycled commodities more difficult and could result in lower prices for such commodities, higher operating costs or additional capital expenditures in order to meet the requirements. Some of our recycling operations offer rebates to customers based on the market prices of commodities we buy to process for resale.  Therefore, if we recognize increased revenues resulting from higher prices for recyclable commodities, the rebates we pay to suppliers will also increase, which also may impact our operating results.

Our results will be affected by changes in the value of renewable fuels.

Variations in the price of methane gas and other energy-related products that are marketed and sold by our landfill gas recovery operations affect our results. Pursuant to the Energy Independence and Security Act of 2007, the United States EPA has promulgated the Renewable Fuel Standards, or RFS, which require refiners to either blend "renewable fuels," such as ethanol and biodiesel, into their transportation fuels or to purchase renewable fuel credits, known as renewable identification numbers, or RINs, in lieu of blending. In some cases, landfill gas generated at our landfills qualifies as a renewable fuel for which RINs are available. The price of RINs has been extremely volatile and is dependent upon a variety of factors, including potential legislative changes, the availability of RINs for purchase, the demand for RINs, which is dependent on transportation fuel production levels, the mix of the petroleum business' petroleum products and fuel blending performed at the refineries and downstream terminals, all of which can vary significantly from period to period. In July 2017, the EPA proposed certain reductions in the statutory volume targets for advanced biofuel and total renewable fuel for 2018, and requested comment on further reductions based on various considerations. On November 30, 2017, the EPA promulgated its 2018 RFS, which included renewable fuel obligations, or RVOs, that were very similar to the Agency’s original proposed mandates released in July.  In establishing the 2018 RVOs, the EPA exercised its waiver authority to lower the volume requirements for cellulosic and advanced biofuel below the levels that Congress established when it first enacted the RFS in 2007. Such reductions or limitations on the requirement to blend renewable fuel would likely reduce the volume of RINs.

In Canada, the Renewable Fuels Regulations under the Canadian Environmental Protection Act, 1999 require producers and importers of gasoline, diesel fuel and heating distillate to acquire a certain number of renewable fuel compliance units, or Compliance Units, in connection with the volumes of fuel they produce or import. Compliance Units can be generated in a number of ways, including through the blending of renewable fuel into liquid petroleum fuels. In some cases, landfill gas generated at our landfills in Canada qualifies as a renewable fuel that we can sell to blenders or refiners for the purpose of creating Compliance Units. Certain provincial jurisdictions in Canada also impose obligations to incorporate renewable fuels into fuels that are distributed within the jurisdiction. The price for our renewable fuel in Canada is dependent on a variety of factors, including demand. The Canadian federal government released details on a proposed new clean fuel regulatory framework at the end of 2017. The proposed framework would impose lifecycle carbon intensity requirements on certain liquid, gaseous and solid fuels that are used in transportation, industry and buildings, and establish rules relating to the trading of compliance credits. The carbon intensity requirements would become more stringent over time. Carbon intensity would be differentiated between different types of renewable fuels to reflect the associated emissions reduction potential. Regulated parties, which may include fuel producers and importers, would have flexibility with respect to how to achieve lower carbon fuels in Canada. The Canadian federal government has indicated that over time, the new clean fuel standard would replace the current Renewable Fuels Regulations. The Canadian federal government is currently conducting public consultation on the proposed framework. At this time, we do not know how a new clean fuel regulatory framework in Canada could impact demand for our renewable fuel.

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

We utilize compressed natural gas, or CNG, in a small percentage of our fleet and we may convert more of our fleet from diesel fuel to CNG over time. The market price of CNG is also volatile; a significant increase in such cost could adversely affect our operating margins and reported earnings.

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

As a result of our acquisition strategy, we have a material amount of goodwill, indefinite-lived intangibles and property and equipment recorded in our financial statements. We do not amortize our existing goodwill or indefinite-lived intangibles and are required to test goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter of the year and whenever events or changes in circumstances indicate that the carrying value of goodwill and/or indefinite-lived intangible assets may not be recoverable using the one-step process prescribed in the new accounting guidance that we early adopted on January 1, 2017. The process screens for and measures the amount of the impairment, if any. The recoverability of property and equipment is tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Application of the impairment test requires judgment. A significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported results. See the section Goodwill and Indefinite-Lived Intangible Assets as well as the discussion regarding New Accounting Pronouncements - Simplifying the Test for Goodwill Impairment in Note 1,  “Organization, Business and Summary of Significant Accounting Policies” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, a reduction of the U.S. federal corporate income tax rate from 35 percent to 21 percent, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, the creation of the base erosion anti-abuse tax, a new provision designed to tax global intangible low-taxed income, a new limitation on deductible interest expense, and bonus depreciation that will allow for full expensing of qualified property.

Changes in our tax provision or an increase to our tax liabilities, whether due to the Tax Act or interpretations of other tax regulations, or a final determination of tax audits, could have a material adverse effect on our financial position, results of operations, and cash flows.

Future changes to U.S., Canadian and foreign tax laws could materially adversely affect us.

We cannot give any assurance as to what our effective tax rate will be in the future, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. U.S. Congress, the Canadian government, the Organisation for Economic Co-operation and Development and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of "base erosion and profit shifting," where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. The Organisation for Economic Co-operation and Development, or OECD, addressed fifteen specific actions as part of a comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting that was presented in a report to the G20 finance ministers in October 2015. In November 2015, the G20 leaders endorsed such report. The Canadian government has acted on certain of the other OECD recommendations and is continuing to examine other recommendations. In its 2017 budget, the Canadian government reiterated its commitment to implementing the OECD’s minimum standards. On June 7, 2017, Canada and other jurisdictions (not including the United States) signed the OECD’s Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Sharing. As a result, the tax laws in the United States, Canada, and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.

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

As of December 31, 2017, we had approximately $3.926 billion of total indebtedness outstanding, and we may incur additional debt in the future.  This amount of indebtedness could:

•	increase our vulnerability to general adverse economic and industry conditions;
•	expose us to interest rate risk since a significant portion of our indebtedness is at variable rates;
•	limit our ability to obtain additional financing or refinancing at attractive rates;
•	require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures, dividends, share repurchases and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry; and
•	place us at a competitive disadvantage relative to our competitors with less debt.

Further, our outstanding indebtedness is subject to financial and other covenants, which may be affected by changes in economic or business conditions or other events that are beyond our control. If we fail to comply with the covenants under any of our indebtedness, we may be in default under the indebtedness, which may entitle the lenders or holders of indebtedness to accelerate the debt obligations. A default under one of our loans or debt securities could result in cross-defaults under our other indebtedness. In order to avoid defaulting on our indebtedness, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or share repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital, any of which may not be available on terms that are favorable to us, if at all.

We may be unable to obtain performance or surety bonds, letters of credit or other financial assurances or to maintain adequate insurance coverage.

If we are unable to obtain performance or surety bonds, letters of credit or insurance, we may not be able to enter into additional solid waste or other collection contracts or retain necessary landfill operating permits. Collection contracts, municipal contracts, transfer station operations and landfill closure and post-closure obligations may require performance or surety bonds, letters of credit or other financial assurance to secure contractual performance or comply with federal, state, provincial or local environmental laws or regulations. We typically satisfy these requirements by posting bonds or letters of credit. As of December 31, 2017, we had approximately $891.0 million of such surety bonds in place and approximately $220.6 million of letters of credit issued. Closure bonds are difficult and costly to obtain. If we are unable to obtain performance or surety bonds or additional letters of credit in sufficient amounts or at acceptable rates, we could be precluded from entering into additional collection contracts or obtaining or retaining landfill operating permits. Any future difficulty in obtaining insurance also could impair our ability to secure future contracts that are conditional upon the contractor having adequate insurance coverage. Accordingly, our failure to obtain performance or surety bonds, letters of credit or other financial assurances or to maintain adequate insurance coverage could limit our operations or violate federal, state, provincial, or local requirements, which could have a materially adverse effect on our business, financial condition and results of operations.

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

Counties and municipalities in which we operate landfills may be required to formulate and implement comprehensive plans to reduce the volume of municipal solid waste deposited in landfills through waste planning, composting, recycling or other programs, while working to reduce the amount of waste they generate.  Some state, provincial and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard waste, food waste and electronics, at landfills.  Even where not prohibited by state, provincial or local law, some grocery stores and restaurants have chosen to divert their organic waste from landfills, while other companies have set zero-waste goals and communicated an intention to cease the disposal of any waste in landfills. Although such actions are useful to protect our environment, these actions, as well as the actions of our customers to reduce waste or seek disposal alternatives, have reduced and may in the future further reduce the volume of waste going to landfills in certain areas, which may affect our ability to operate our landfills at full capacity and could adversely affect our operating results.

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

We participate in 10 “multiemployer” pension plans administered by employee and union trustees. We make periodic contributions to these plans to fund pension benefits for our union employees pursuant to our various contractual obligations to do so. In the event that we withdraw from participation in or otherwise cease our contributions to one of these plans, then applicable law regarding withdrawal liability could require us to make additional contributions to the plan if the accrued benefits are not fully funded, and we would have to reflect that “withdrawal liability” as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent to which accrued benefits are funded. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that participate in these plans, we may decide to discontinue participation in a multiemployer plan, and in that event, we could face withdrawal liability. Some multiemployer plans in which we participate may from time to time have significant accrued benefits that are not funded. The size of our potential withdrawal liability may be affected by the level of unfunded accrued benefits, the actuarial assumptions used by the plan and the investment gains and losses experienced by the plan.

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

In addition, cybersecurity attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact.

Further, as we pursue our acquisition growth strategy and pursue new initiatives that improve our operations and reduce our costs, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. If our network of security controls, policy enforcement mechanisms or monitoring systems we use to address these threats to technology fail, the theft or compromise of confidential or otherwise protected company, customer or employee information, destruction or corruption of data, security breaches or other manipulation or improper use of our systems and networks could result in financial losses from remedial actions, business disruption, loss of business or potential liability, liabilities due to the violation of privacy laws and other legal actions, and damage to our reputation.

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

Governmental authorities and various interest groups in the United States and Canada have promoted laws and regulations designed to limit greenhouse gas, or GHG, emissions in response to growing concerns regarding climate change. For example, the State of California and several Canadian provinces have enacted climate change laws, and other states and provinces in which we operate are considering similar actions. The US EPA made an endangerment finding in 2009 allowing certain GHGs to be regulated under the CAA. This finding allows the EPA to create regulations that will impact our operations – including imposing emission reporting, permitting, control technology installation and monitoring requirements, although the materiality of the impacts will not be known until all applicable regulations are promulgated and finalized. The Canadian federal government announced a national carbon-pricing regime in 2016, which required all provinces to adopt a carbon-pricing scheme that includes a minimum price on carbon emissions. If individual provinces do not adopt such a scheme, a federal regime will be imposed upon them. Alternatively, provinces may implement a cap-and-trade system, but will need to demonstrate that the province's emissions are consistent with both Canada's national target and the results of the provinces who have implemented the carbon-pricing scheme. The Canadian federal government published a draft Greenhouse Gas Pollution Pricing Act in January 2018 that would impose a levy on certain fossil fuels as well as an out-put based carbon pricing system for certain larger industrial emitters.

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

Our existing and proposed service offerings to customers may require that we develop or license, and protect, new technologies. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to bring new products and services to market. Further, protecting our intellectual property rights and combating unlicensed copying and use of intellectual property is difficult, and any inability to obtain or protect new technologies could impact our services to customers and development of new revenue sources. Additionally, a competitor may develop or obtain exclusive rights to a “breakthrough technology” that claims to provide a revolutionary change in traditional waste management. If we have inferior intellectual property to our competitors, our financial results may suffer.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2017, we owned 261 solid waste collection operations, 103 transfer stations, 54 MSW landfills, 11 E&P waste landfills, 13 non-MSW landfills, 66 recycling operations, four intermodal operations, 22 E&P liquid waste injection wells and 19 E&P waste treatment and oil recovery facilities, and operated, but did not own, an additional 43 transfer stations, 12 MSW landfills and two intermodal operations, in 38 states in the U.S. and six provinces in Canada.  Non-MSW landfills accept construction and demolition, industrial and other non-putrescible waste. We lease certain of the sites on which these facilities are located.  We lease various office facilities, including our combined corporate and regional offices in Ontario, Canada, where we occupy approximately 12,000 square feet of space, and our administrative and regional offices in The Woodlands, Texas, where we occupy approximately 67,000 square feet of space. We also maintain regional administrative offices in each of our segments.  We own a variety of equipment, including waste collection and transportation vehicles, related support vehicles, double-stack rail cars, carts, containers, chassis and heavy equipment used in landfill, collection, transfer station, waste treatment and intermodal operations.  We believe that our existing facilities and equipment are adequate for our current operations.  However, we expect to make additional investments in property and equipment for expansion and replacement of assets in connection with future acquisitions.

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

Our common shares are listed on the New York Stock Exchange, or NYSE, and the Toronto Stock Exchange, or TSX, under the symbol “WCN”.  The following table sets forth the high and low prices per common share, as reported on the NYSE and the TSX, and the cash dividends declared per common share, for the periods indicated.  Prices have been retroactively adjusted to reflect the split of our common shares on a three-for-two basis, effective as of June 16, 2017.

	NEW YORK STOCK EXCHANGE(1)		TORONTO STOCK EXCHANGE (CAD $) (2)		DIVIDENDS
	HIGH	LOW	HIGH	LOW	DECLARED(3)

2018
First Quarter (through February 1, 2018)	$73.24	$69.08	$90.47	$85.96	$0.14

2017
Fourth Quarter	$74.20	$68.06	$94.86	$85.64	$0.14
Third Quarter	70.72	63.14	87.67	79.01	0.12
Second Quarter	67.06	58.28	88.94	77.49	0.12
First Quarter	59.06	52.24	79.13	68.35	0.12

2016
Fourth Quarter	$53.27	$47.81	71.67	63.11	$0.120
Third Quarter	53.15	47.54	69.18	62.23	0.097
Second Quarter	49.49	39.95	63.17	56.67	0.097
First Quarter	44.17	33.76	N/A	N/A	0.097

(1)	Source is the NYSE historical data and includes share prices of Old Waste Connections common stock for periods prior to the completion of the Progressive Waste acquisition on June 1, 2016, and New Waste Connections common shares for periods following the completion of the Progressive Waste acquisition.

(2)	Source is the TSX historical data and includes share prices of New Waste Connections common shares following the completion of the Progressive Waste acquisition on June 1, 2016. Our common shares began trading under the symbol “WCN” on the TSX following the completion of the Progressive Waste acquisition.

(3)	On February 14, 2018, we announced that our Board of Directors approved a regular quarterly cash dividend of $0.14 per common share. Our Board of Directors will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. We cannot assure you as to the amounts or timing of future dividends. We have the ability under our Credit Agreement (as defined below) and master note purchase agreements to repurchase our common shares and pay dividends provided we maintain specified financial ratios.

As of February 1, 2018, there were 80 holders of record of our common shares.

Performance Graph

The following performance graph compares the total cumulative shareholder returns on our common shares over the past five fiscal years with the total cumulative returns for the S&P 500 Index, the S&P/TSX 60 Index and the Dow Jones U.S. Waste and Disposal Services Index, or DJ Waste Services Index.

The graph depicts a five-year comparison of cumulative total returns for Old Waste Connections common stock for periods prior to the completion of the Progressive Waste acquisition on June 1, 2016, and New Waste Connections common shares for periods following the completion of the Progressive Waste acquisition. The graph assumes an investment of $100 in our common shares on December 31, 2012, and the reinvestment of all dividends.  This chart has been calculated in compliance with SEC requirements and prepared by Capital IQ®.

This graph and the accompanying text is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Base Period	Indexed Returns Years Ending
Company Name / Index	Dec12	Dec13	Dec14	Dec15	Dec16	Dec17
Waste Connections, Inc.	$100	$130.47	$132.90	$172.01	$242.15	$330.42
S&P 500 Index	$100	$132.39	$150.51	$152.59	$170.84	$208.14
S&P/TSX 60 Index	$100	$113.25	$127.15	$117.28	$142.33	$156.25
Dow Jones U.S. Waste & Disposal Services Index	$100	$124.94	$142.12	$148.07	$179.38	$210.02

THE SHARE PRICE PERFORMANCE INCLUDED IN THIS GRAPH IS NOT NECESSARILY INDICATIVE OF FUTURE SHARE PRICE PERFORMANCE.

ITEM 6.	SELECTED FINANCIAL DATA

This table sets forth our selected financial data for the periods indicated.  This data should be read in conjunction with, and is qualified by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements, including the related notes and our independent registered public accounting firms’ reports and the other financial information included in Item 8 of this Annual Report on Form 10-K.  The selected data in this section is not intended to replace the consolidated financial statements included in this Annual Report on Form 10-K.

	YEARS ENDED DECEMBER 31,
	2017 (a)	2016 (a)	2015 (a)	2014	2013
	(in thousands of U.S. dollars, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$4,630,488	$3,375,863	$2,117,287	$2,079,166	$1,928,795
Operating expenses:
Cost of operations	2,704,775	1,957,712	1,177,409	1,138,388	1,064,819
Selling, general and administrative	509,638	474,263	237,484	229,474	212,637
Depreciation	530,187	393,600	240,357	230,944	218,454
Amortization of intangibles	102,297	70,312	29,077	27,000	25,410
Impairments and other operating items	156,493	27,678	494,492	4,091	14,031
Operating income (loss)	627,098	452,298	(61,532)	449,269	393,444

Interest expense	(125,297)	(92,709)	(64,236)	(64,674)	(73,579)
Interest income	5,173	602	487	529	529
Other income (expense), net	3,736	53	(1,005)	538	527
Foreign currency transaction gain (loss)	(2,200)	1,121	-	-	-
Income (loss) before income tax provision	508,510	361,365	(126,286)	385,662	320,921

Income tax (provision) benefit	68,910	(114,044)	31,592	(152,335)	(124,916)
Net income (loss)	577,420	247,321	(94,694)	233,327	196,005

Less: Net income attributable to noncontrolling interests	(603)	(781)	(1,070)	(802)	(350)
Net income (loss) attributable to Waste Connections	$576,817	$246,540	$(95,764)	$232,525	$195,655

Earnings (loss) per common share attributable to Waste Connections’ common shareholders:
Basic	$2.19	$1.07	$(0.52)	$1.25	$1.06
Diluted	$2.18	$1.07	$(0.52)	$1.24	$1.05

Shares used in the per share calculations:
Basic (b)	263,682,608	230,325,012	185,237,896	186,323,019	185,396,310
Diluted (b)	264,302,411	231,081,496	185,237,896	187,181,131	186,247,578

Cash dividends per common share	$0.500	$0.410	$0.357	$0.317	$0.277
Cash dividends paid	$131,975	$92,547	$65,990	$58,906	$51,213

(a)	For more information regarding this selected financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in Item 7 of this Annual Report on Form 10-K.

(b)	Share amounts have been retroactively adjusted to reflect the split of our common shares on a three-for-two basis, effective as of June 16, 2017.

	DECEMBER 31,
	2017	2016	2015	2014	2013
	(in thousands of U.S. dollars)
BALANCE SHEET DATA:
Cash and equivalents	$433,815	$154,382	$10,974	$14,353	$13,591
Working capital surplus (deficit)	374,269	51,215	(65,575)	(43,675)	(57,788)
Property and equipment, net	4,820,934	4,738,055	2,738,288	2,594,205	2,450,649
Total assets	12,014,681	11,103,925	5,072,071	5,195,759	5,016,342
Long-term debt and notes payable	3,899,572	3,616,760	2,147,127	1,971,152	2,060,955
Total equity	6,274,070	5,654,877	1,991,784	2,233,741	2,048,207

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The E&P waste services industry is regional in nature and is also highly fragmented, with acquisition opportunities available in several active natural resource basins. Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets, and other solid waste companies.  In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company.  The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price.  The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas.  Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014, and continued through early 2016, resulted in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate.  During the year ended December 31, 2015, we recorded charges totaling $517.8 million associated with the impairment of a portion of our goodwill, intangible assets and property and equipment within our E&P segment as a result of the sustained decline in oil prices being experienced at the time, together with market expectations of a likely slow recovery in such prices, making it more likely than not that the fair value of these assets had decreased below their respective carrying values. Upon the adoption in January 2017 of new accounting guidance regarding goodwill impairment, we performed an impairment test for our E&P segment which showed its carrying value exceeded its fair value by an amount in excess of the carrying amount of goodwill, or $77.3 million. Therefore, during the year ended December 31, 2017, we recorded an impairment charge of $77.3 million, consisting of the remaining carrying amount of goodwill at our E&P segment. At December 31, 2017, the total carrying value of intangible assets and property and equipment at our E&P segment is $67.8 million and $870.2 million, respectively. The prices of crude oil and natural gas have recovered from their low point in 2016 and the demand for our E&P waste services has improved as a result of increased production of oil and natural gas. If this recovery of the prices of crude oil and natural gas is not sustained, or if a further reduction in crude oil and natural gas prices occurs, it could lead to continued declines in the level of production activity and demand for our E&P waste services, which could result in the recognition of additional impairment charges on our intangible assets and property and equipment associated with our E&P operations.

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

As of December 31, 2017, we served residential, commercial, industrial and E&P customers in 38 states in the U.S. and six provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Florida, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Washington, Wisconsin and Wyoming and the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.  As of December 31, 2017, we owned or operated a network of 261 solid waste collection operations; 146 transfer stations; six intermodal facilities; 66 recycling operations; 90 active MSW, E&P and/or non-MSW landfills; 22 E&P liquid waste injection wells and 19 E&P waste treatment and oil recovery facilities.

2017 Financial Performance

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

Operating Results

Revenues in 2017 increased 37.2% to $4.630 billion from $3.376 billion in 2016, due to acquisitions closed during, or subsequent to, the prior year, net of divestitures, which accounted for $1.003 billion in incremental revenues in 2017, with the remainder due primarily to internal growth in solid waste and higher E&P waste activity. Solid waste internal growth was 5.1%, due primarily to price increases, supplemented by higher volumes, recycled commodity values and fuel, materials and environmental surcharges.  Pricing growth was 3.2%, with core pricing up 3.1%. Volumes increased 1.2% on increases in landfill and hauling volumes, partially offset by purposeful shedding of poor quality volumes at certain Progressive Waste operations. Increases in recycled commodity prices resulted in recycling contributing 0.7% to internal solid waste growth, and fuel, materials and environmental surcharges added another 0.1%. E&P waste revenues increased to $192.0 million from $120.2 million in 2016, due to increased activity at existing facilities.

In 2017, net income attributable to Waste Connections increased 134.0% to $576.8 million from $246.5 million in 2016, due primarily to the full year contribution from the Progressive Waste acquisition completed on June 1, 2016 and the impact of the income tax benefit primarily associated with an adjustment of our deferred income tax liability balance resulting from the enactment of the Tax Act in 2017.

In 2017, adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, a non-GAAP financial measure (refer to page 71 of this Annual Report on Form 10-K for a definition and reconciliation to Net income (loss) attributable to Waste Connections), increased 36.4% to $1.461 billion, from $1.071 billion in 2016.  As a percentage of revenue, adjusted EBITDA decreased from 31.7% in 2016, to 31.5% in 2017.  This 0.2 percentage point decrease was attributable to the comparably lower margin profile of the Progressive Waste operations acquired on June 1, 2016 and the Groot operations acquired in January 2017. Adjusted net income attributable to Waste Connections, a non-GAAP financial measure (refer to page 72 of this Annual Report on Form 10-K for a definition and reconciliation to Net income (loss) attributable to Waste Connections), in 2017 increased 44.4% to $570.7 million from $395.2 million in 2016.

Adjusted Free Cash Flow

Net cash provided by operating activities increased 49.3% to $1.187 billion in 2017, from $795.3 million in 2016, and capital expenditures increased from $344.7 million in 2016 to $479.3 million in 2017, an increase of $134.6 million, or 39.0%. These increases in capital expenditures were primarily due to acquisitions closed during, or subsequent to, the prior year.  Adjusted free cash flow, a non-GAAP financial measure (refer to page 70 of this Annual Report on Form 10-K for a definition and reconciliation to Net cash provided by operating activities), increased by $213.0 million to $763.9 million in 2017, from $550.9 million in 2016.  Adjusted free cash flow as a percentage of revenues was 16.5% in 2017, as compared to 16.3% in 2016.

Return of Capital to Shareholders

In 2017, we returned $132.0 million to shareholders through cash dividends declared by our Board of Directors, which also increased the quarterly cash dividend by 16.7% from $0.12 to $0.14 per common share in October 2017. Cash dividends increased by $39.5 million from $92.5 million in 2016, an increase of 42.6% due to an increase in common shares outstanding as a result of the Progressive Waste acquisition and a 24% increase in the quarterly cash dividend in October 2016, followed by the additional increase in 2017. Our Board of Directors intends to review the quarterly dividend during the fourth quarter of each year, with a long-term objective of increasing the amount of the dividend. In 2017, we did not repurchase any common shares due to expectations regarding the size and timing of acquisitions. We expect the amount of capital we return to shareholders through share repurchases to vary depending on our financial condition and results of operations, capital structure, the amount of cash we deploy on acquisitions, the market price of our common shares, and overall market conditions. We cannot assure you as to the amounts or timing of future share repurchases or dividends. We have the ability under our Credit Agreement and master note purchase agreements to repurchase our common shares and pay dividends provided that we maintain specified financial ratios.

Capital Position

We target a leverage ratio, as defined in our Credit Agreement, of approximately 2.75x – 3.0x total debt to EBITDA.  The percentage increase in EBITDA in 2017 more than offset the percentage increase in debt in 2017; therefore, our leverage ratio decreased to 2.53x at December 31, 2017, from 2.69x at December 31, 2016.

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

Income taxes.  Deferred income tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  If our judgment and estimates concerning assumptions made in calculating our expected future income tax rates are incorrect, our deferred income tax assets and liabilities would change.  Based on our deferred income tax liability balance at December 31, 2017, each 0.1 percentage point change to our expected future income tax rates would change our deferred income tax liability balance and income tax expense by approximately $2.5 million.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Tax Act makes broad and complex changes to the U.S. tax code that will affect 2017, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (2) bonus depreciation that will allow for full expensing of qualified property.

The Tax Act also establishes new tax laws that will affect 2018, including, but not limited to, (1) a reduction of the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) elimination of the corporate alternative minimum tax; (3) the creation of the base erosion anti-abuse tax, which acts similar to a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income, which allows for the possibility of using foreign tax credits, or FTCs, and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (6) a new limitation on deductible interest expense; (7) limitations on the deductibility of certain executive compensation; (8) limitations on the use of FTCs to reduce the U.S. income tax liability; and (9) limitations on net operating losses generated after December 31, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our analysis of the Tax Act, we have recorded a discrete net income tax benefit of $269.8 million in the year ended December 31, 2017. This net income tax benefit is primarily the result of the reduction to the corporate income tax rate. Additionally, the Tax Act’s one-time deemed repatriation transition tax, or the Transition Tax, on certain unrepatriated earnings of non-U.S. subsidiaries is a tax on previously untaxed accumulated and current earnings and profits of certain of our non-U.S. subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We are able to make a reasonable estimate of the Transition Tax and have recorded a provisional Transition Tax obligation of $1.0 million; however, we continue to evaluate additional information in order to better estimate the Transition Tax obligation. Additionally, we have not concluded on our policy regarding the accounting for the tax impacts of global intangible low-taxed income.

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

Final capping, closure and post-closure obligations.  We accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and the landfills that we operate, but do not own, under life-of-site agreements.  We could have additional material financial obligations relating to final capping, closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future.  Our discount rate assumption for purposes of computing 2017 and 2016 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects our long-term credit adjusted risk free rate as of the end of both 2016 and 2015.  Our inflation rate assumption was 2.5% for the years ended December 31, 2017 and 2016.  Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill final capping, closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations.  Additionally, changes in regulatory or legislative requirements could increase our costs related to our landfills, resulting in a material adverse effect on our financial condition and results of operations.

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

We elected to early adopt the guidance issued by the Financial Accounting Standards Board, or FASB, “Simplifying the Test for Goodwill Impairment” on January 1, 2017. As discussed in New Accounting Pronouncements - Simplifying the Test for Goodwill Impairment in Note 1,  “Organization, Business and Summary of Significant Accounting Policies” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, the new guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. As such, the impairment analysis is only one step. In this step, we estimate the fair value of each of our reporting units, which consisted of testing our five geographic solid waste operating segments and our E&P segment at December 31, 2016 and our five geographic solid waste operating segments at December 31, 2017, using discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit.  We did not test our E&P segment for goodwill impairment at December 31, 2017 because the carrying value of its goodwill was $0. We compare the fair value of each reporting unit to the carrying value of its net assets.  If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results.  If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In testing indefinite-lived intangible assets for impairment, we compare the estimated fair value of each indefinite-lived intangible asset to its carrying value.  If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in our Consolidated Statements of Net Income (Loss).

Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates.  In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization.  For our impairment testing of our solid waste geographic operating segments for the year ended December 31, 2017, we determined that the indicated fair value of our reporting units exceeded their carrying value by approximately 85% on average and, therefore, we did not record an impairment charge.  The detailed results of our 2015, 2016 and 2017 impairment tests are described in Note 1 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

For our annual impairment analysis of our E&P segment for the year ended December 31, 2016, we performed our Step 1 assessment of our E&P segment. The Step 1 assessment involved measuring the recoverability of goodwill by comparing the E&P segment’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using an income approach employing a discounted cash flow, or DCF, model. The DCF model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the operating locations comprising the E&P segment. This was based on a number of key assumptions, including, but not limited to, a discount rate of 12%, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas E&P activity during the forecast period, gross margins based on estimated operating expense requirements during the forecast period and estimated capital expenditures over the forecast period, all of which were classified as Level 3 in the fair value hierarchy. As a result of the Step 1 assessment, we determined that the E&P segment did not pass the Step 1 test because the carrying value exceeded the estimated fair value of the reporting unit. We then performed the Step 2 test to determine the fair value of goodwill for our E&P segment. Based on the Step 1 and Step 2 analyses, we did not record an impairment charge to our E&P segment as a result of our goodwill impairment test during the year ended December 31, 2016; however, the results of our annual impairment testing indicated that the carrying value of our E&P segment exceeded its fair value by more than $77.3 million, which was the carrying value of goodwill at our E&P segment at December 31, 2016. Upon adopting this accounting guidance in the first quarter of 2017, we performed an updated impairment test for our E&P segment. The impairment test involved measuring the recoverability of goodwill by comparing the E&P segment’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using an income approach employing a DCF model. The DCF model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the operating locations comprising the E&P segment. This was based on a number of key assumptions, including, but not limited to, a discount rate of 11.7%, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas exploration and production activity during the forecast period, gross margins based on estimated operating expense requirements during the forecast period and estimated capital expenditures over the forecast period, all of which were classified as Level 3 in the fair value hierarchy. The impairment test showed the carrying value of the E&P segment continued to exceed its fair value by an amount in excess of the carrying amount of goodwill, or $77.3 million. Therefore, we recorded an impairment charge of $77.3 million, consisting of the carrying amount of goodwill at our E&P segment at January 1, 2017, to Impairments and other operating charges in the Consolidated Statements of Net Income (Loss) during the year ended December 31, 2017.

Additionally, we evaluated the recoverability of the E&P segment’s indefinite-lived intangible assets (other than goodwill) by comparing the estimated fair value of each indefinite-lived intangible asset to its carrying value. We estimated the fair value of the indefinite-lived intangible assets using an excess earnings approach. Based on the result of the recoverability test during the year ended December 31, 2017, we did not record an impairment charge. Based on the results of the recoverability test during the year ended December 31, 2016, we determined that the carrying values of certain indefinite-lived intangible assets within the E&P segment exceeded their fair values and were therefore not recoverable. We recorded an impairment charge to Impairments and other operating items in the Consolidated Statements of Net Income (Loss) on certain indefinite-lived intangible assets within our E&P segment of $156,000 during the year ended December 31, 2016.

In 2015, we determined that sufficient indicators of potential impairment existed to require an interim goodwill and indefinite-lived intangible assets impairment analysis for our E&P segment as a result of the sustained decline in oil prices being experienced at the time, together with market expectations of a likely slow recovery in such prices. We performed a Step 1 assessment of our E&P segment, which involved measuring the recoverability of goodwill by comparing the E&P segment’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using an income approach employing a DCF model. The DCF model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the operating locations comprising the E&P segment. This was based on a number of key assumptions, including, but not limited to, a discount rate of 11.6%, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas E&P activity during the forecast period, gross margins based on estimated operating expense requirements during the forecast period and estimated capital expenditures over the forecast period, all of which were classified as Level 3 in the fair value hierarchy. As a result of the Step 1 assessment, we determined that the E&P segment did not pass the Step 1 test because the carrying value exceeded the estimated fair value of the reporting unit. We then performed the Step 2 test to determine the fair value of goodwill for our E&P segment. Based on the Step 1 and Step 2 analyses, we recorded a goodwill impairment charge to Impairments and other operating items in the Consolidated Statements of Net Income (Loss) within our E&P segment of $411.8 million in 2015. Additionally, we evaluated the recoverability of the E&P segment’s indefinite-lived intangible assets (other than goodwill) by comparing the estimated fair value of each indefinite-lived intangible asset to its carrying value. We estimated the fair value of the indefinite-lived intangible assets using an excess earnings approach. Based on the result of the recoverability test, we determined that the carrying values of certain indefinite-lived intangible assets within the E&P segment exceeded their fair values and were therefore not recoverable. We recorded an impairment charge to Impairments and other operating items in the Consolidated Statements of Net Income (Loss) on certain indefinite-lived intangible assets within our E&P segment of $38.4 million in 2015.

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

General

Our revenues consist mainly of fees we charge customers for collection, transfer, recycling and disposal of non-hazardous solid waste and treatment, recovery and disposal of non-hazardous E&P waste.  Our collection business also generates revenues from the sale of recyclable commodities, which have significant price variability.  A large part of our collection revenues comes from providing residential, commercial and industrial services.  We frequently perform these services under service agreements, municipal contracts or franchise agreements with governmental entities.  Our existing franchise agreements and most of our existing municipal contracts give us the exclusive right to provide specified waste services in the specified territory during the contract term.  These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis.  We also provide residential collection services on a subscription basis with individual households.

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

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented.  The following tables reflect a breakdown of our revenue and inter-company eliminations for the periods indicated (dollars in thousands of U.S. dollars):

	Year Ended December 31, 2017
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$3,181,447	$(9,472)	$3,171,975	68.5%
Solid waste disposal and transfer	1,577,975	(609,567)	968,408	20.9
Solid waste recycling	161,730	(8,959)	152,771	3.3
E&P waste treatment, recovery and disposal	203,473	(11,468)	192,005	4.2
Intermodal and other	146,749	(1,420)	145,329	3.1
Total	$5,271,374	$(640,886)	$4,630,488	100.0%

	Year Ended December 31, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$2,359,813	$(7,766)	$2,352,047	69.7%
Solid waste disposal and transfer	1,155,410	(443,022)	712,388	21.1
Solid waste recycling	92,456	(6,941)	85,515	2.5
E&P waste treatment, recovery and disposal	132,286	(12,086)	120,200	3.6
Intermodal and other	106,363	(650)	105,713	3.1
Total	$3,846,328	$(470,465)	$3,375,863	100.0%

	Year Ended December 31, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$1,378,679	$(4,623)	$1,374,056	64.9%
Solid waste disposal and transfer	670,369	(255,200)	415,169	19.6
Solid waste recycling	47,292	(924)	46,368	2.2
E&P waste treatment, recovery and disposal	228,529	(13,156)	215,373	10.2
Intermodal and other	66,321	-	66,321	3.1
Total	$2,391,190	$(273,903)	$2,117,287	100.0%

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers’ compensation, vehicle and equipment insurance, insurance and employee group health claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties.  Our significant costs of operations in 2017 were labor, third-party disposal and transportation, vehicle and equipment maintenance, taxes and fees, insurance and fuel.  We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers’ compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates.  We carry high-deductible or self-insured retention insurance for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability and directors’ and officers’ liability as well as for employee group health claims, property and workers’ compensation.  If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

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

Results of Operations

The following table sets forth items in our Consolidated Statements of Net Income (Loss) in thousands of U.S. dollars and as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2017	% of Revenues	2016	% of Revenues	2015	% of Revenues
Revenues	$4,630,488	100.0%	$3,375,863	100.0%	$2,117,287	100.0%
Cost of operations	2,704,775	58.4	1,957,712	58.0	1,177,409	55.6
Selling, general and administrative	509,638	11.0	474,263	14.0	237,484	11.2
Depreciation	530,187	11.5	393,600	11.7	240,357	11.4
Amortization of intangibles	102,297	2.2	70,312	2.1	29,077	1.4
Impairments and other operating items	156,493	3.4	27,678	0.8	494,492	23.3
Operating income (loss)	627,098	13.5	452,298	13.4	(61,532)	(2.9)

Interest expense	(125,297)	(2.7)	(92,709)	(2.7)	(64,236)	(3.1)
Interest income	5,173	0.1	602	0.0	487	0.0
Other income (expense), net	3,736	0.1	53	0.0	(1,005)	(0.0)
Foreign currency transaction gain (loss)	(2,200)	-	1,121	0.0	-	-
Income tax (provision) benefit	68,910	1.5	(114,044)	(3.4)	31,592	1.5
Net income (loss)	577,420	12.5	247,321	7.3	(94,694)	(4.5)
Net income attributable to noncontrolling interests	(603)	-	(781)	(0.0)	(1,070)	(0.0)
Net income (loss) attributable to Waste Connections	$576,817	12.5%	$246,540	7.3%	$(95,764)	(4.5)%

Years Ended December 31, 2017 and 2016

Revenues.  Total revenues increased $1.255 billion, or 37.2%, to $4.630 billion for the year ended December 31, 2017, from $3.376 billion for the year ended December 31, 2016.

During the year ended December 31, 2017, incremental revenue from acquisitions closed during, or subsequent to, the year ended December 31, 2016, increased revenues by approximately $1.059 billion, of which the Progressive Waste acquisition contributed $826.9 million.

Operations that were divested in 2017 decreased revenues by approximately $55.8 million for the year ended December 31, 2017.

During the year ended December 31, 2017, the net increase in prices charged to our customers at our existing operations was $100.0 million, consisting of $98.2 million of core price increases and $1.8 million from fuel, materials and environmental surcharges due primarily to an increase in the market price of diesel fuel.

During the year ended December 31, 2017, volume increases in our existing business increased solid waste revenues by $35.7 million from increases in roll off collection, transfer station volumes and landfill volumes resulting from increased construction and general economic activity in our markets, partially offset by declines in residential volumes resulting from certain contracts acquired with the Progressive Waste acquisition that were terminated subsequent to June 30, 2016 and declines in commercial volumes due to intentional losses of certain low margin commercial collection customers. E&P revenues at facilities owned and fully-operated during the year ended December 31, 2017 increased by $71.8 million, due to a partial recovery in crude oil prices increasing drilling activity and E&P disposal volumes at the majority of our sites, with the most significant increases in the Permian Basin and Louisiana.

An increase in the average Canadian dollar to U.S. dollar currency exchange rate resulted in an increase in revenues of $14.2 million for the year ended December 31, 2017. Our Canada segment was formed in conjunction with the Progressive Waste acquisition on June 1, 2016; therefore, Canadian dollar to U.S. dollar exchange rate changes did not impact our revenues or results of operations prior to June 1, 2016. The average Canadian dollar to U.S. dollar exchange rates were 0.7868 in the seven-month period from June to December 2017 and 0.7605 in the seven-month period from June to December 2016.

Revenues from sales of recyclable commodities at facilities owned during the year ended December 31, 2017 and 2016 increased $19.5 million, due primarily to the net impact of increased prices for recyclable commodities realized from January to August of 2017 overcoming the net impact of decreased prices for recyclable commodities realized from September to December of 2017. In September 2017, prices for recyclable commodities, primarily old corrugated cardboard, began to decline due to a reduction in overseas demand.  Recyclable commodity revenue was $152.8 million for the year ended December 31, 2017. If the prices for recyclable commodities for the full year of 2018 continue at the levels realized in January 2018, we believe our full year 2018 revenue from sales of recyclable commodities will decrease approximately 30% from 2017.

Other revenues increased by $10.4 million during the year ended December 31, 2017, due primarily to an increase in landfill gas sales at our Canada segment of $9.5 million during the year ended December 31, 2017.

Cost of Operations.  Total cost of operations increased $747.1 million, or 38.2%, to $2.705 billion for the year ended December 31, 2017, from $1.958 billion for the year ended December 31, 2016. The increase was primarily the result of $503.7 million of operating costs from the Progressive Waste acquisition, $152.3 million of additional operating costs from all other acquisitions closed during, or subsequent to, the year ended December 31, 2016, an increase in operating costs at our existing operations of $125.3 million, assuming foreign currency parity, and an increase of $7.5 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in operating costs of $41.7 million at operations divested in 2017.

The increase in operating costs at our existing operations of $125.3 million for the year ended December 31, 2017, assuming foreign currency parity, was comprised of an increase in labor expenses of $26.0 million due primarily to employee pay rate increases, an increase in taxes on revenues of $22.5 million due to increased revenues in our solid waste markets, an increase in truck, container, equipment and facility maintenance and repair expenses of $21.2 million due to variability in the timing and severity of major repairs, an increase in third-party trucking and transportation expenses of $19.8 million due to increased transfer station and landfill volumes that require us to transport the waste to our disposal sites, an increase in fuel expense of $10.3 million due to increases in the market price of diesel fuel, an increase in employee benefits expenses of $7.7 million due to increased severity of medical claims, an increase in expenses associated with the purchase of recyclable commodities of $4.8 million due to increased recyclable commodity values, an increase in expenses for auto and workers’ compensation claims of $4.0 million due to actuarial driven average claim rate increases resulting from the inclusion of historical Progressive Waste claim experience into rates for current year claims, an increase of $3.6 million from incremental labor and repair expenses resulting from hurricanes impacting our Texas, Louisiana and Florida operations, an increase in subcontracted operating expenses of $2.9 million due primarily to subcontracting certain operations in our E&P segment and increased subcontractor support for large solid waste projects, an increase in equipment rental expenses of $1.5 million primarily at our E&P segment to comply with regulatory requirements and $1.0 million of other net expense increases.

Cost of operations as a percentage of revenues increased 0.4 percentage points to 58.4% for the year ended December 31, 2017, from 58.0% for the year ended December 31, 2016. The increase as a percentage of revenues consisted of a 0.9 percentage point increase from acquisitions closed during, or subsequent to, the year ended December 31, 2016 having operating margins lower than our company average, a 0.3 percentage point increase from higher taxes on revenues, a 0.2 percentage point increase from higher third party trucking and transportation expenses and a 0.2 percentage point increase from all other net changes, partially offset by a 0.6 percentage point decrease from increased internalization of collected waste volumes, primarily in our New York markets and a 0.6 percentage point decrease from leveraging existing personnel to support increases in solid waste and E&P volumes and the benefit of improved commodity prices.

SG&A.  SG&A expenses increased $35.3 million, or 7.5%, to $509.6 million for the year ended December 31, 2017, from $474.3 million for the year ended December 31, 2016. The increase was comprised of $61.2 million of SG&A expenses from operating locations acquired in the Progressive Waste acquisition, $16.9 million of additional SG&A expenses from operating locations at all other acquisitions closed during, or subsequent to, the year ended December 31, 2016 and an increase of $1.5 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a $39.9 million decrease in SG&A expenses at our existing operations, assuming foreign currency parity, and a decrease of $4.4 million consisting of SG&A expenses from operations divested in 2017.

The decrease in SG&A expenses at our existing operations of $39.9 million for the year ended December 31, 2017, assuming foreign currency parity, was comprised of a decrease in direct acquisition costs of $27.7 million resulting from amounts incurred in the prior year period related to the Progressive Waste acquisition, a decrease of $21.3 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the Progressive Waste acquisition, a decrease of $14.5 million from New Waste Connections paying excise taxes in the prior year period on the unvested or vested and undistributed equity-compensation holdings of our corporate officers and members of our Board of Directors resulting from the Progressive Waste acquisition, a decrease of $11.8 million resulting from the nonrecurring prior year accrual of incentive compensation expenses to certain of our executive officers and key employees related to the achievement of defined synergy goals realized by New Waste Connections from the Progressive Waste acquisition, a decrease in share-based compensation expenses of $8.8 million related to awards granted to employees of Progressive Waste prior to June 1, 2016 for which vesting was accelerated in the prior year period due to plan provisions regarding a change in control followed by termination of employment and resulting from less outstanding shares in the current period which are subject to valuation adjustments each period based on changes in fair value and a decrease in equity-based compensation expenses of $2.3 million resulting from the acceleration of vesting in the prior year period of performance share units granted to Old Waste Connections’ management in 2014 and 2015, partially offset by an increase in payroll expenses of $10.5 million due to increased corporate headcount to support the operations of Progressive Waste and annual compensation increases, an increase in accrued recurring cash incentive compensation expense to our management of $7.5 million due to the achievement of interim financial targets during the year ended December 31, 2017 and the addition of accrued cash incentive compensation expense for the retained Progressive Waste employees, an increase in corporate travel, meetings and training expenses of $5.4 million resulting from the integration of employees of Progressive Waste into New Waste Connections, an increase in equity-based compensation expenses of $5.2 million associated with our annual recurring grant of restricted share units to our personnel, an increase in expenses for uncollectible accounts receivable of $3.9 million due primarily to the collection in 2016 of several large receivable balances that were written off as a doubtful account in a prior year and a contract dispute with an individual customer in the current year, an increase in employee benefits expenses of $3.1 million due to increased severity of medical claims, an increase in donations and community support expenses of $2.9 million primarily associated with financial support we have provided to individuals that were impacted by hurricanes in 2017, an increase in software license fees of $2.7 million to support our new payroll processing application and computer applications acquired in the Progressive Waste acquisition, an increase in deferred compensation expense of $2.1 million resulting from deferred compensation liabilities to employees increasing as a result of increases in the market value of investments to which employee deferred compensation balances are tracked, an increase in accounting and information technology professional fee expenses of $1.8 million due to increased support required as a result of growth from the Progressive Waste acquisition and an increase in employee relocation expenses of $1.4 million associated with corporate personnel added to support the additional administrative oversight resulting from the Progressive Waste acquisition.

SG&A expenses as a percentage of revenues decreased 3.0 percentage points to 11.0% for the year ended December 31, 2017, from 14.0% for the year ended December 31, 2016. The decrease as a percentage of revenues consisted of a 0.9 percentage point decrease from the decrease in direct acquisition costs, a 0.7 percentage point decrease from integration-related professional fees and severance-related expenses related to Progressive Waste, a 0.6 percentage point decrease from the net impact of SG&A expenses from operating locations acquired in the Progressive Waste acquisition and all other acquisitions closed during, or subsequent to, the year ended December 31, 2016, a 0.4 percentage point decrease from excise taxes paid in the prior year period, a 0.4 percentage point decrease from the nonrecurring prior year accrual of incentive compensation expenses to certain of our executive officers and key employees related to the achievement of defined synergy goals realized by New Waste Connections from the Progressive Waste acquisition and a 0.3 percentage point decrease from share-based compensation expenses associated with awards granted to employees of Progressive Waste prior to June 1, 2016, partially offset by a net 0.3 percentage point increase from other changes.

Depreciation.  Depreciation expense increased $136.6 million, or 34.7%, to $530.2 million for the year ended December 31, 2017, from $393.6 million for the year ended December 31, 2016.  The increase was primarily the result of additional depreciation and depletion expense of $93.6 million from assets acquired in the Progressive Waste acquisition, additional depreciation and depletion expense of $18.8 million from all other acquisitions closed during, or subsequent to, the year ended December 31, 2016, an increase in depreciation expense of $13.4 million, assuming foreign currency parity, associated with additions to our fleet and equipment purchased to support our existing operations, an increase in depletion expense of $14.1 million, assuming foreign currency parity, at our existing landfills due primarily to an increase in volumes and an increase of $1.7 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease of $5.0 million resulting from the disposal of property and equipment associated with operations divested in 2017.

Depreciation expense as a percentage of revenues decreased 0.2 percentage points to 11.5% for the year ended December 31, 2017, from 11.7% for the year ended December 31, 2016. The decrease as a percentage of revenues was due primarily to the impact of leveraging existing property and equipment to support increases in our E&P revenue and revenue from the sale of recyclable commodities.

Amortization of Intangibles.  Amortization of intangibles expense increased $32.0 million, or 45.5% to $102.3 million for the year ended December 31, 2017, from $70.3 million for the year ended December 31, 2016. The increase was the result of $27.7 million recorded on contracts, customer lists and transfer station permits acquired in the Progressive Waste acquisition, a net increase of $8.8 million from other acquisitions closed in 2016 and 2017 and an increase of $0.6 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease of $3.8 million from certain intangible assets becoming fully amortized subsequent to December 31, 2016 and adjustments to the fair market values of intangible assets acquired in the Progressive Waste acquisition, which were recorded in the fourth quarter of 2016, resulting in a reduction to amortization expense subsequent to December 31, 2016 and a decrease of $1.3 million resulting from the disposal of intangible assets with operations divested in 2017.

Amortization expense as a percentage of revenues increased 0.1 percentage points to 2.2% for the year ended December 31, 2017, from 2.1% for the year ended December 31, 2016. The increase as a percentage of revenues was the result of the net impact of the aforementioned intangible assets acquired in the Progressive Waste acquisition and other acquisitions closed subsequent to December 31, 2016.

Impairments and Other Operating Items. Impairments and other operating items increased $128.8 million, to net losses totaling $156.5 million for the year ended December 31, 2017, from net losses totaling $27.7 million for the year ended December 31, 2016.

The net losses of $156.5 million recorded during the year ended December 31, 2017 consisted of a goodwill impairment charge of $77.3 million at our E&P segment resulting from our early adoption of a new accounting standard on January 1, 2017 which required the recognition of goodwill impairment by the amount which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill, $34.5 million of net expense charges to adjust the carrying cost of assets held for disposal to fair market value, an $18.0 million expense charge to increase the fair value of amounts payable under liability-classified contingent consideration arrangements from acquisitions closed in periods prior to 2016, an $11.0 million charge associated with the impairment of costs capitalized in prior periods associated with a project to develop a new landfill in our Central segment that we are no longer pursuing, $11.0 million of charges to terminate or write off the carrying cost of certain contracts, primarily acquired from the Progressive Waste acquisition, that were not, or are not expected to be, renewed prior to their original estimated termination date and $7.8 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations, partially offset by net gains of $3.1 million from the divestiture of operations not classified as held for disposal in prior periods.

The net losses of $27.7 million recorded during the year ended December 31, 2016 consisted of a $15.0 million charge to adjust the carrying cost of assets held for disposal to fair market value, a $4.6 million charge to terminate an operating lease for our corporate aircraft, $3.3 million of losses on trucks and equipment that were disposed of through sales or as a result of being damaged in operations, impairment charges totaling $2.7 million related to four operating locations in our E&P segment which were permanently closed in 2016, a $2.5 million charge to write off the carrying cost of a tradename acquired from the Progressive Waste acquisition that will not provide future financial benefit, a $2.1 million charge to write off the carrying cost of certain contracts acquired from the Progressive Waste acquisition that were not renewed prior to their original estimated termination date and $1.1 million of other net charges, partially offset by a gain of $2.4 million resulting from the decrease to the fair value of an amount payable under a liability-classified contingent consideration arrangement from a prior year acquisition and a gain of $1.2 million from the favorable settlement of a legal matter.

Operating Income (Loss).  Operating income (loss) increased $174.8 million, or 38.6%, to income of $627.1 million for the year ended December 31, 2017, from income of $452.3 million for the year ended December 31, 2016.  The increase was primarily attributable to a full year of operating income contributed from the June 2016 Progressive Waste acquisition, operating income from other acquisitions closed in 2017 and a decrease in certain SG&A expenses for direct acquisition costs, employee severance, excise taxes and share-based compensation resulting from the Progressive Waste acquisition, partially offset by an increase in impairments and other operating items resulting primarily from a goodwill impairment charge at our E&P segment, charges to adjust the carrying cost of assets held for disposal to fair market value and charges to increase the fair value of amounts payable under liability-classified contingent consideration arrangements.

Operating income (loss) as a percentage of revenues increased 0.1 percentage points to income of 13.5% for the year ended December 31, 2017, from income of 13.4% for the year ended December 31, 2016.  The increase as a percentage of revenues was comprised of a 3.0 percentage point decrease in SG&A expense and a 0.2 percentage point decrease in depreciation expense, partially offset by a 2.6 percentage point increase in impairments and other operating items, a 0.4 percentage point increase in cost of operations and a 0.1 percentage point increase in amortization expense.

Interest Expense.  Interest expense increased $32.6 million, or 35.2%, to $125.3 million for the year ended December 31, 2017, from $92.7 million for the year ended December 31, 2016. The increase was primarily attributable to an increase of $9.4 million from the April 2017 issuance of our 2017A Senior Notes, an increase of $8.8 million from the June 2016 issuance of our New 2021 Senior Notes, 2023 Senior Notes and 2026 Senior Notes, an increase of $8.4 million due to higher interest rates on outstanding borrowings under our Credit Agreement, an increase of $5.2 million due to an increase in the average borrowings outstanding under our Credit Agreement, a combined increase in fees associated with our Credit Agreement of $1.8 million due to increases in outstanding letters of credit and commitment fees on unused borrowings and $0.9 million of other net increases, partially offset by a decrease of $1.1 million resulting from a $175 million principal interest rate swap agreement expiring in February 2017 and being replaced with two new interest rate swap agreements, totaling $175 million, at a lower fixed interest rate and a decrease of $0.8 million for the redemption of our 2016 Notes using proceeds from the 2015 Old Waste Connections Credit Agreement which had a lower interest rate relative to the fixed interest rate in effect when the 2016 Notes were outstanding.

Interest Income.  Interest income increased $4.6 million, to $5.2 million for the year ended December 31, 2017, from $0.6 million for the year ended December 31, 2016. The increase was attributable to higher average outstanding cash balances during the year ended December 31, 2017, as compared to the cash balances on hand during the comparable prior year period, and higher reinvestment rates in the current period.

Other Income (Expense), Net.  Other income (expense), net, increased $3.6 million to an income total of $3.7 million for the year ended December 31, 2017, from an income total of $0.1 million for the year ended December 31, 2016. The increase was primarily attributable to the non recurrence of a prior year charge of $1.4 million resulting from the write off of unamortized debt issuance costs, $1.0 million from the receipt of insurance proceeds in excess of the carrying value of certain property and equipment damaged in accidents and an increase of $1.8 million of income from investments purchased to fund our employee deferred compensation obligations, partially offset by $0.6 million of additional other net expenses.

Foreign currency transaction gain (loss).  Foreign currency transaction gain (loss) increased $3.3 million to a loss of $2.2 million for the year ended December 31, 2017, from a gain of $1.1 million for the year ended December 31, 2016. The increase was attributable to changes in the average foreign currency exchange rate in effect during the comparable reporting periods impacting the reported value of certain debt denominated in Canadian dollars. Decreases in the average foreign currency exchange rates from June 2016 to December 2016 reduced the reported value of our debt denominated in Canadian dollars and resulted in the recognition of foreign currency transaction gains during the year ended December 31, 2016, whereas increases in the average foreign currency exchange rates in 2017 increased the reported value of our debt denominated in Canadian dollars and resulted in the recognition of foreign currency transaction losses during the year ended December 31, 2017.

Income Tax (Provision) Benefit.  Income taxes decreased $182.9 million, to a benefit total of $68.9 million for the year ended December 31, 2017, from an expense total of $114.0 million for the year ended December 31, 2016.

Our effective tax benefit rate for the year ended December 31, 2017 was 13.6%. During the year ended December 31, 2017, we recorded a $269.8 million income tax benefit primarily resulting from the reduction to the corporate income tax rate due to the enactment of the Tax Act.  Additionally, we recorded income tax expense of $62.4 million during the year ended December 31, 2017 due to a portion of our U.S. earnings deemed to no longer be permanently reinvested. Our adoption of a new accounting standard in January 2017, which requires the excess tax benefits associated with equity-based compensation arrangements to be recognized in the income statement when the awards are settled, whereas previously the tax benefits in excess of compensation cost were recorded in equity, resulted in recording a $6.9 million income tax benefit during the year ended December 31, 2017. Further, the impairment of goodwill within our E&P segment and disposal of goodwill from the divestitures of certain operations resulted in the write off of goodwill that was not deductible for tax purposes totaling $30.8 million during the year ended December 31, 2017, increasing our income tax expense by $11.8 million. During the year ended December 31, 2017, income tax expense was increased by $3.8 million primarily as a result of an increase in the state income tax rate in Illinois.

Our effective tax expense rate for the year ended December 31, 2016 was 31.6%. Our effective tax expense rate was reduced as a result of the impact of the Progressive Waste acquisition, which resulted in changes to the jurisdictions where we do business, including some jurisdictions with tax rates less than the U.S. federal statutory rate, partially offset by non-deductible expenses incurred in connection with the Progressive Waste acquisition.

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

Cost of Operations.  Total cost of operations increased $780.3 million, or 66.3%, to $1.958 billion for the year ended December 31, 2016, from $1.177 billion for the year ended December 31, 2015. The increase was primarily the result of $736.2 million of operating costs from the Progressive Waste acquisition, $43.1 million of additional operating costs from all other acquisitions closed during, or subsequent to, the year ended December 31, 2015, and an increase in operating costs at our existing solid waste and intermodal operations of $48.1 million, less a decrease in operating costs at our E&P operations of $47.1 million.

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

Cost of operations as a percentage of revenues increased 2.4 percentage points to 58.0% for the year ended December 31, 2016, from 55.6% for the year ended December 31, 2015. The increase as a percentage of revenues consisted of a 2.4 percentage point increase from acquisitions closed during, or subsequent to, the year ended December 31, 2015 having operating margins lower than our Company average, a combined 0.6 percentage point increase from labor and benefits expenses in our solid waste segments and a 0.2 percentage point increase from our E&P operations resulting from fixed operating expenses increasing as an overall percentage of revenues due to the aforementioned decline in E&P revenues, partially offset by a 0.6 percentage point decrease at our solid waste operations due to decreased expenses for diesel fuel and a 0.2 percentage point decrease resulting from all other net changes.

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

During the year ended December 31, 2015, we recorded impairment charges at our E&P segment of $411.8 million associated with goodwill, $38.4 million associated with indefinite-lived intangible assets and $67.6 million related to property and equipment. These impairment charges were partially offset by $20.6 million of adjustments recorded during the year ended December 31, 2015 to reduce the fair value of amounts payable under liability-classified contingent consideration arrangements associated with the acquisition of an E&P business in 2014. The decline in oil prices that began in late 2014, and continued through 2015, resulted in decreased levels of oil and natural gas E&P activity and a corresponding decrease in demand for our E&P waste services. This decrease, together with market expectations of a likely slow recovery in oil prices, reduced the expected future period cash flows of our E&P segment, causing the fair value of the E&P segment to decrease below its carrying value. Additionally, we determined that the carrying value of certain asset groups in our E&P segment exceeded the undiscounted cash flows and were therefore not recoverable.

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

Other Income (Expense), Net.  Other income (expense), net, increased $1.1 million, to an income total of $0.1 million for the year ended December 31, 2016, from an expense total of $1.0 million for the year ended December 31, 2015. The increase was primarily attributable to an increase of $1.4 million from investments purchased to fund our employee deferred compensation obligations and $0.5 million of other net changes, partially offset by an increase in expenses associated with the write off of unamortized debt issuance costs of $0.8 million.

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

Under the current orientation at December 31, 2017, our Southern segment services customers located in Alabama, Arkansas, Florida, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, eastern Tennessee, Vermont and Wisconsin; our Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan; and our Central segment services customers located in Arizona, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming. The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands of U.S. dollars and as a percentage of total revenues for the periods indicated:

	Years Ended December 31,
	2017	% of Revenues	2016	% of Revenues	2015	% of Revenues
Southern	$1,115,864	24.1%	$713,381	21.1%	$145,289	6.8%
Western	1,007,230	21.8	935,319	27.7	880,393	41.6
Eastern	959,214	20.7	626,644	18.6	365,826	17.3
Canada	728,777	15.7	417,869	12.4	10,330	0.5
Central	628,167	13.6	561,541	16.6	500,211	23.6
E&P	191,236	4.1	121,109	3.6	215,238	10.2
	$4,630,488	100.0%	$3,375,863	100.0%	$2,117,287	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands of U.S. dollars and as a percentage of segment revenues for the periods indicated:

	Years Ended December 31,
	2017	% of Revenues	2016	% of Revenues	2015	% of Revenues
Southern	$258,560	23.2%	$163,320	22.9%	$35,718	24.6%
Western	323,648	32.1%	315,708	33.8%	290,937	33.0%
Eastern	273,942	28.6%	189,220	30.2%	114,747	31.4%
Canada	264,693	36.3%	153,446	36.7%	4,921	47.6%
Central	237,136	37.8%	208,930	37.2%	184,006	36.8%
E&P	90,597	47.4%	32,479	26.8%	70,132	32.6%
Corporate(a)	(32,501)	-	(119,215)	-	1,933	-
	$1,416,075	30.6%	$943,888	28.0%	$702,394	33.2%

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the six operating segments. For the year ended December 31, 2016, amounts also include costs associated with the Progressive Waste acquisition, including direct acquisition expenses, severance-related expenses, excise taxes, share-based compensation expenses associated with Progressive Waste share-based grants existing at June 1, 2016 and incentive compensation expenses based on the achievement of acquisition synergy goals. For the year ended December 31, 2017, amounts also include Progressive Waste integration-related expenses, direct acquisition expenses and share-based compensation expenses associated with Progressive Waste share-based grants existing at June 1, 2016.

A reconciliation of segment EBITDA to Income (loss) before income tax provision is included in Note 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Significant changes in revenue and segment EBITDA for our reportable segments for the year ended December 31, 2017, compared to the year ended December 31, 2016, and for the year ended December 31, 2016, compared to the year ended December 31, 2015, are discussed below.

Segment Revenue

Revenue in our Southern segment increased $402.5 million, or 56.4%, to $1.116 billion for the year ended December 31, 2017, from $713.4 million for the year ended December 31, 2016.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2016, of $409.0 million, net price increases of $26.7 million and other revenue increases of $0.3 million, partially offset by net revenue reductions from divestitures closed in 2017 of $24.1 million and solid waste volume decreases of $9.4 million primarily from the declines in residential volumes resulting from certain contracts acquired with the Progressive Waste acquisition that were terminated subsequent to December 31, 2016 and declines in commercial volumes due to intentional losses of certain low margin customers.

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

Revenue in our Western segment increased $71.9 million, or 7.7%, to $1.007 billion for the year ended December 31, 2017, from $935.3 million for the year ended December 31, 2016.  The components of the increase consisted of solid waste volume increases of $38.2 million associated with residential collection, commercial collection, roll off collection, landfill municipal solid waste and landfill special waste, net price increases of $18.4 million, increased recyclable commodity sales of $7.2 million resulting from the impact of higher prices for recyclable commodities through August 2017, net revenue growth from acquisitions and divestitures closed during, or subsequent to, the year ended December 31, 2016, of $6.2 million and increased intermodal revenues of $2.0 million resulting from higher intermodal cargo volume, partially offset by other revenue decreases of $0.1 million.

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

Revenue in our Eastern segment increased $332.6 million, or 53.1%, to $959.2 million for the year ended December 31, 2017, from $626.6 million for the year ended December 31, 2016.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2016, of $327.7 million, solid waste volume increases of $9.4 million as increased roll off collection, transfer station, landfill municipal solid waste and landfill special waste offset decreased residential collection, net price increases of $18.9 million and increased recyclable commodity sales of $5.1 million resulting from the impact of higher prices for recyclable commodities through August 2017, partially offset by net revenue reductions from divestitures closed in 2017 of $28.5 million.

Revenue in our Eastern segment increased $260.8 million, or 71.3%, to $626.6 million for the year ended December 31, 2016, from $365.8 million for the year ended December 31, 2015.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2015, of $246.4 million, net price increases of $10.1 million and solid waste volume increases of $4.3 million primarily from volume increases in roll off collection, transfer station and landfill special waste exceeding volume decreases in residential collection.

Revenue in our Canada segment increased $310.9 million, or 74.4%, to $728.8 million for the year ended December 31, 2017, from $417.9 million for the year ended December 31, 2016. The components of the increase consisted of revenue growth from the Progressive Waste acquisition of $279.8 million for the year ended December 31, 2017, net price increases of $15.9 million, an increase of $14.2 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, increased landfill gas sales of $9.5 million resulting from higher pricing and increased recyclable commodity sales of $4.3 million resulting from the impact of higher prices for recyclable commodities through August 2017, partially offset by solid waste volume decreases of $11.1 million associated with decreased landfill special waste volumes and intentional losses of certain low margin commercial collection customers and $1.7 million of other revenue decreases.

Revenue in our Canada segment increased $407.6 million, to $417.9 million for the year ended December 31, 2016, from $10.3 million for the year ended December 31, 2015. Prior to the Progressive Waste acquisition, our Canada segment consisted of a landfill in Michigan that receives the majority of its revenue from transfer stations located in the province of Ontario in Canada. The components of the increase consisted of $407.9 million from the Progressive Waste acquisition, less $0.3 million of other net decreases.

Revenue in our Central segment increased $66.7 million, or 11.9%, to $628.2 million for the year ended December 31, 2017, from $561.5 million for the year ended December 31, 2016.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2016, of $36.1 million, net price increases of $20.1 million, increased recyclable commodity sales of $3.2 million resulting from the impact of higher prices for recyclable commodities through August 2017, solid waste volume increases of $8.9 million as increased roll off collection, transfer station and landfill special waste offset decreased residential and commercial collection and other revenue increases of $1.5 million, partially offset by net revenue reductions from divestitures closed in 2016 and 2017 of $3.1 million.

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

Revenue in our E&P segment increased $70.1 million, or 57.9%, to $191.2 million for the year ended December 31, 2017, from $121.1 million for the year ended December 31, 2016. The components of the increase consisted of higher E&P volumes, primarily in our E&P disposal operations in the Permian Basin and Louisiana.

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

Segment EBITDA

Segment EBITDA in our Southern segment increased $95.3 million, or 58.3%, to $258.6 million for the year ended December 31, 2017, from $163.3 million for the year ended December 31, 2016.  The increase was due primarily to an increase in revenues of $426.6 million from organic growth and acquisitions, decreases in insurance expense of $2.9 million due to improved incident rates at operations acquired from Progressive Waste and decreases in equipment rental expense of $1.5 million due to the termination of certain short-term equipment leases assumed in the Progressive Waste acquisition, partially offset by a net $310.6 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $8.4 million due primarily to employee pay rate increases, an increase of $3.5 million from incremental labor and repair expenses resulting from hurricanes impacting our Texas, Louisiana and Florida operations, an increase in truck, container, equipment and facility maintenance and repair expenses of $3.5 million due to variability in the timing and severity of major repairs, an increase in fuel expense of $2.4 million due to increases in the market price of diesel fuel, a decrease of $1.8 million from the impact of operations disposed of in 2017, an increase in corporate overhead expense allocations of $1.4 million due to a higher overhead allocation rate, an increase in third-party trucking and transportation expenses of $1.3 million due to increased disposal volumes that require transportation to our landfills, an increase in employee benefits expenses of $0.8 million due to increased severity of medical claims, an increase in third-party disposal expense of $0.7 million due primarily to increased roll off collection volumes and disposal rate increases and $1.3 million of other net expense increases.

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

Segment EBITDA in our Western segment increased $7.9 million, or 2.5%, to $323.6 million for the year ended December 31, 2017, from $315.7 million for the year ended December 31, 2016.  The increase was due primarily to an increase in revenues of $71.9 million from organic growth and acquisitions, partially offset by an increase in taxes on revenues of $12.6 million due to the aforementioned increase in revenues, an increase in direct and administrative labor expenses of $12.1 million due primarily to employee pay rate increases, an increase in third-party disposal expense of $5.5 million due to increased collection volumes and disposal rate increases, an increase in third-party trucking and transportation expenses of $4.9 million due to increased disposal volumes that require transportation to our landfills, an increase in employee benefits expenses of $4.3 million due to increased severity of medical claims, a net $3.6 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in fuel expense of $3.4 million due to increases in the market price of diesel fuel, an increase in expenses associated with the purchase of recyclable commodities of $3.2 million due to increased recyclable commodity values, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.7 million due to variability in the timing and severity of major repairs, an increase in expenses for auto and workers’ compensation claims of $2.2 million due to increased claims and higher average rates per claim, an increase in professional fees of $1.7 million due primarily to higher engineering and legal expenses at our landfills, an increase in landfill permitting and monitoring expenses of $1.7 million resulting primarily from requirements of our new operating permit at Chiquita Canyon landfill, an increase in equipment and facility rental expenses of $1.1 million resulting from new property leases and equipment rented to support growth in our intermodal operations, an increase in intermodal expenses of $1.1 million resulting from an increase in intermodal cargo volume, an increase in leachate disposal expenses at our landfills of $0.6 million due to heavy precipitation experienced in the first quarter of 2017 and $3.3 million of other net expense increases.

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

Segment EBITDA in our Eastern segment increased $84.7 million, or 44.8%, to $273.9 million for the year ended December 31, 2017, from $189.2 million for the year ended December 31, 2016. The increase was due primarily to an increase in revenues of $361.1 million from organic growth and acquisitions and a decrease in third party disposal expenses of $4.1 million due primarily to increased internal disposal of waste at our transfer stations and landfills in our New York markets, partially offset by a net $245.9 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in third-party trucking and transportation expenses of $6.4 million due to increased disposal volumes that require transportation to our landfills, an increase in direct and administrative labor expenses of $5.8 million due primarily to employee pay rate increases, an increase in corporate overhead expense allocations of $4.2 million due primarily to an increase in budgeted revenues, which is the basis upon which overhead allocations are calculated, a decrease of $3.9 million from the impact of operations disposed of in 2017, an increase in taxes on revenues of $3.8 million resulting from the aforementioned increase in revenues, an increase in truck, container, equipment and facility maintenance and repair expenses of $3.4 million due to variability in the timing and severity of major repairs, an increase in employee benefits expenses of $2.4 million due to increased severity of medical claims, an increase in fuel expense of $1.6 million due to increases in the market price of diesel fuel, an increase in expenses for uncollectible accounts receivable of $1.5 million due primarily to the collection in 2016 of several large receivable balances that were written off as a doubtful account in a prior year and $1.6 million of other net expense increases.

Segment EBITDA in our Eastern segment increased $74.5 million, or 64.9%, to $189.2 million for the year ended December 31, 2016, from $114.7 million for the year ended December 31, 2015.  The increase was due primarily to an increase in revenues of $260.8 million, a decrease in fuel expense of $1.7 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, a decrease in corporate overhead expense allocations of $3.8 million due to a lower overhead allocation rate, a decrease in expenses for auto and workers’ compensation claims of $1.5 million due to improved safety results, a decrease in third-party disposal expenses of $2.7 million due primarily to increased internal disposal of waste at our transfer stations and landfills in the Albany, NY market, a decrease in expenses for uncollectable accounts receivable of $0.7 million due primarily to the recovery of a receivable that was reserved as uncollectible in a prior period and $1.7 million of other net expense decreases, partially offset by a net $185.3 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $4.2 million due primarily to employee pay rate increases and increased headcount to support internal growth, an increase in employee benefits expenses of $3.1 million due to increased medical claims costs, an increase in third-party trucking and transportation expenses of $2.2 million due to increased landfill special waste volumes and transfer station volumes that require us to be responsible for the costs of transporting the waste to our disposal operations, an increase in taxes on revenues of $1.9 million due primarily to a new landfill site that commenced operations in 2015 and an increase in truck, container, equipment and facility maintenance and repair expenses of $1.7 million due to variability in the timing and severity of major repairs.

Segment EBITDA in our Canada segment increased $111.3 million, or 72.5%, to $264.7 million for the year ended December 31, 2017, from $153.4 million for the year ended December 31, 2016.  The $111.3 million increase was comprised of an increase of $5.2 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods and a $106.1 million increase assuming foreign currency parity during the comparable reporting periods. The $106.1 million increase was due primarily to EBITDA contribution from the Progressive Waste acquisition of $99.3 million for the five month period of January to May 2017, an increase in revenues from organic growth of $17.0 million and $0.8 million other net expense decreases, partially offset by an increase in corporate overhead charges of $3.3 million due to the Canada segment not receiving an allocation of corporate overhead for the month of June 2016, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.2 million due to variability in the timing and severity of major repairs, an increase in direct and administrative labor expenses of $1.9 million due primarily to employee pay rate increases, an increase in fuel expense of $1.3 million due to increases in the market price of diesel fuel, an increase in taxes on revenues of $1.2 million due to an increase in revenues and an increase in expenses associated with the purchase of recyclable commodities of $1.1 million due to increased recyclable commodity values.

Segment EBITDA in our Canada segment increased $148.5 million, to $153.4 million for the year ended December 31, 2016, from $4.9 million for the year ended December 31, 2015. The Progressive Waste acquisition contributed $149.3 million of the increase, with the existing operations in our Canada segment reporting a net EBITDA decrease of $0.8 million. The significant components of the $149.3 million of EBITDA contributed from the Progressive Waste acquisition consisted of $407.9 million of acquired revenues, less the following expenses: direct labor and related benefits expenses of $82.0 million; disposal expenses of $46.2 million; SG&A and allocated corporate overhead expenses of $38.7 million; truck, container, equipment and facility maintenance and repair expenses of $24.2 million; third-party trucking and transportation expenses of $16.7 million; fuel expenses of $14.2 million; expenses related to the purchase and processing of recyclable commodities of $4.5 million; auto and workers’ compensation expenses of $6.3 million; and $25.8 million of all other net expenses.

Segment EBITDA in our Central segment increased $28.2 million, or 13.5%, to $237.1 million for the year ended December 31, 2017, from $208.9 million for the year ended December 31, 2016.  The increase was due primarily to an increase in revenues of $66.7 million and a decrease in third party disposal expenses of $1.9 million due primarily to increased internal disposal of waste at our transfer stations and landfills in our Nebraska markets and $0.2 million of other net expense decreases, partially offset by a net $19.6 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $5.2 million due primarily to employee pay rate increases and a decrease in unfilled positions, an increase in third-party trucking and transportation expenses of $4.0 million due to increased disposal volumes that require transportation to our landfills, an increase in taxes on revenues of $3.9 million resulting from the aforementioned increase in revenues, an increase in truck, container, equipment and facility maintenance and repair expenses of $3.7 million due to variability in the timing and severity of major repairs, an increase in employee benefits expenses of $2.0 million due to increased severity of medical claims, an increase in expenses for uncollectible accounts receivable of $1.4 million associated with a contract dispute with an individual customer and an increase in fuel expense of $0.8 million due to increases in the market price of diesel fuel.

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

Segment EBITDA in our E&P segment increased $58.1 million, or 178.9%, to $90.6 million for the year ended December 31, 2017, from $32.5 million for the year ended December 31, 2016.  The increase was due primarily to an increase in revenues of $70.1 million and a decrease in corporate overhead expense allocations of $2.0 million due primarily to a decrease in budgeted revenues, which is the basis upon which overhead allocations are calculated, partially offset by an increase in subcontracted operating expenses of $1.9 million due primarily to subcontracting the operations of a disposal site in North Dakota to a third party, an increase in fuel expense of $0.7 million due to increases in the market price of diesel fuel and the following increases attributable to higher disposal volumes in the current period: an increase in equipment and facility maintenance and repair expenses of $4.4 million; an increase in equipment rental expenses of $1.7 million; an increase in taxes on revenues of $1.9 million; an increase in third party trucking expenses of $2.2 million; an increase in processing cell remediation expenses of $0.5 million and $0.7 million of other expense increases.

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

Segment EBITDA at Corporate increased $86.7 million, to a loss of $32.5 million for the year ended December 31, 2017, from a loss of $119.2 million for the year ended December 31, 2016. The increase was due to an increase in corporate overhead allocated to our segments of $34.9 million due to an increase in total corporate expenses to support the operations acquired in the Progressive Waste acquisition, a decrease in direct acquisition costs of $27.7 million resulting from amounts incurred in the prior year period related to the Progressive Waste acquisition, a decrease of $20.7 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the Progressive Waste acquisition, a decrease of $14.5 million from New Waste Connections paying excise taxes in the prior year period on the unvested or vested and undistributed equity-compensation holdings of our corporate officers and members of our Board of Directors resulting from the Progressive Waste acquisition, a decrease of $11.8 million resulting from the nonrecurring prior year accrual of incentive compensation expenses to certain of our executive officers and key employees related to the achievement of defined synergy goals realized by New Waste Connections from the Progressive Waste acquisition, a decrease in share-based compensation expenses of $8.8 million related to awards granted to employees of Progressive Waste prior to June 1, 2016 for which vesting was accelerated in the prior year period due to plan provisions regarding a change in control followed by termination of employment and resulting from less outstanding shares in the current period which are subject to valuation adjustments each period based on changes in fair value and a decrease in equity-based compensation expenses of $2.3 million resulting from the acceleration of vesting in the prior year period of performance share units granted to Old Waste Connections’ management in 2014 and 2015, partially offset by an increase in accrued recurring cash incentive compensation expense to our management of $6.7 million due to the achievement of interim financial targets during the year ended December 31, 2017 and the addition of accrued cash incentive compensation expense for the retained Progressive Waste employees, an increase in equity-based compensation expenses of $5.1 million associated with our annual recurring grant of restricted share units to our personnel, an increase in payroll and employee benefits expenses of $4.7 million due to increased corporate headcount to support the operations of Progressive Waste and annual compensation increases, an increase in software license fees of $3.7 million to support our new payroll processing application and computer applications acquired in the Progressive Waste acquisition, an increase in corporate travel, meetings and training expenses of $3.6 million resulting primarily from the integration of employees of Progressive Waste into New Waste Connections, an increase in accounting and information technology professional fee expenses of $2.7 million due to increased support required as a result of growth from the Progressive Waste acquisition, an increase in employee relocation expenses of $2.2 million primarily associated with corporate personnel added to support the additional administrative oversight resulting from the Progressive Waste acquisition, an increase in deferred compensation expense of $2.2 million resulting from deferred compensation liabilities to employees increasing as a result of increases in the market value of investments to which employee deferred compensation balances are tracked and $3.1 million of other net expense increases.

Segment EBITDA at Corporate decreased $121.1 million, to a loss of $119.2 million for the year ended December 31, 2016, from income of $1.9 million for the year ended December 31, 2015.  The decrease was due to an increase in direct acquisition costs of $29.1 million attributable primarily to the Progressive Waste acquisition, an increase of $26.0 million resulting from severance-related expenses payable to Progressive Waste personnel who were not permanently retained as employees of New Waste Connections following the close of the Progressive Waste acquisition, an increase of $14.5 million from New Waste Connections paying excise taxes levied on the unvested or vested and undistributed equity-compensation holdings of our corporate officers and members of our Board of Directors resulting from the Progressive Waste acquisition, an increase in share-based compensation expenses of $14.3 million resulting from time-lapse vesting and changes to the fair value of awards granted by Progressive Waste prior to the June 1, 2016 closing of the Progressive Waste acquisition to employees of Progressive Waste who were retained as employees of New Waste Connections following the closing and which awards were continued by New Waste Connections, an increase in share-based compensation expenses of $8.0 million related to awards granted to employees of Progressive Waste prior to June 1, 2016 for which vesting was accelerated due to plan provisions regarding a change in control followed by termination of employment, an increase in equity-based compensation expenses of $2.3 million resulting from the acceleration of vesting of performance share units granted to Old Waste Connections’ management in 2014 and 2015, an increase of $8.1 million resulting from employee relocation expenses and professional fees incurred to integrate the operations of Progressive Waste into New Waste Connections, an increase of $11.8 million resulting from the accrual of incentive compensation expenses to certain of our executive officers and key employees related to the achievement of defined synergy goals realized by New Waste Connections from the Progressive Waste acquisition, an increase in accrued recurring cash incentive compensation expense to our management of $12.0 million due to our solid waste segments exceeding their collective financial targets in 2016 and the addition of four months of accrued cash incentive compensation expense for the retained Progressive Waste employees, an increase in payroll expenses and employee benefits of $7.5 million due to increased corporate headcount to support the operations of Progressive Waste, annual compensation increases and expenses associated with corporate employees of Progressive Waste continuing to provide services to us over a short-term transition period, an increase in legal, accounting and information technology professional fee expenses of $6.7 million due to increased support required as a result of growth from the Progressive Waste acquisition, an increase in corporate travel, meetings and training expenses of $2.8 million resulting from the integration of employees of Progressive Waste into New Waste Connections, an increase in deferred compensation expense of $1.2 million resulting from deferred compensation liabilities to employees increasing as a result of increases in the market value of investments to which employee deferred compensation balances are tracked, an increase in software license fees of $1.0 million to support computer applications acquired in the Progressive Waste acquisition, an increase in equity-based compensation expenses of $1.0 million associated with our annual recurring grant of restricted share units to our personnel, an increase in employee relocation expenses of $0.8 million associated with corporate personnel added to support the additional administrative oversight resulting from the Progressive Waste acquisition, an increase in real estate rent expense of $0.8 million due primarily to expenses incurred for duplicative corporate headquarters utilized by Progressive Waste which we expect to vacate and sublease in 2017 and $4.1 million of other net expense increases, partially offset by an increase in corporate overhead allocated to our segments of $30.9 million due to an increase in total corporate expenses to support the operations acquired in the Progressive Waste acquisition. During the year ended December 31, 2016, the allocation rate for charging corporate overhead to our segments was 2.9% of budgeted revenues, a decrease from 3.5% for the year ended December 31, 2015, as a result of allocating our total corporate expenses over a larger group of operations resulting from the Progressive Waste acquisition.

Liquidity and Capital Resources

The following table sets forth certain cash flow information for the years ended December 31, 2017, 2016 and 2015 (in thousands of U.S. dollars):

	2017	2016	2015
Net cash provided by operating activities	$1,187,260	$795,312	$576,999
Net cash used in investing activities	(966,232)	(296,395)	(470,534)
Net cash provided by (used in) financing activities	56,760	(354,869)	(109,844)
Effect of exchange rate changes on cash and equivalents	1,795	(598)	-
Net increase (decrease) in cash and equivalents	279,583	143,450	(3,379)
Cash and equivalents at beginning of year	154,382	10,974	14,353
Less: change in cash held for sale	(150)	(42)	-
Cash and equivalents at end of year	$433,815	$154,382	$10,974

Operating Activities Cash Flows

For the year ended December 31, 2017, net cash provided by operating activities was $1.187 billion.  For the year ended December 31, 2016, net cash provided by operating activities was $795.3 million.  The $392.0 million increase was due primarily to the following:

1)	An increase in net income of $330.1 million, adjusted for a decrease in cash flows from operating assets and liabilities, net of effects from closed acquisitions, of $35.5 million. Cash flows from changes in operating assets and liabilities, net of effects from acquisitions, was a cash outflow of $70.7 million for the year ended December 31, 2017 and a cash outflow of $35.2 million for the year ended December 31, 2016. The significant components of the $70.7 million in net cash outflows from changes in operating assets and liabilities, net of effects from closed acquisitions, for the year ended December 31, 2017, include the following:
a)	an increase in cash resulting from a $35.0 million increase in accounts payable and accrued liabilities due primarily to an increase in accrued interest expense due to the timing of interest payments for our long-term notes, an increase in trade payables based on the timing of year end disbursements and an increase in accrued payroll and payroll related expenses due to the timing of pay cycles, partially offset by the payment in 2017 of the prior year accrual of incentive compensation expenses to certain of our executive officers and key employees related to the achievement of defined synergy goals realized by New Waste Connections from the Progressive Waste acquisition; less
b)	a decrease in cash resulting from a $51.5 million increase in prepaid expenses and other current assets due primarily to an increase in prepaid income taxes for our US entities; less
c)	a decrease in cash resulting from a $38.9 million increase in accounts receivable due to increased revenues, with less favorable collection results, contributing to an increased amount of revenues remaining uncollected at the end of the current period; less
d)	an $8.8 million decrease in cash from landfill capping, closure and post-closure expenditures primarily resulting from an interim capping event at a landfill located in our Eastern segment; less
62

e)	a decrease in cash resulting from a $10.7 million decrease in other long-term liabilities due primarily to the cash settlement of share-based compensation awards granted to Progressive Waste employees prior to the June 1, 2016 acquisition date that continued to remain outstanding following the close of the Progressive Waste acquisition;
2)	An increase in the loss on disposal of assets and impairments of $107.8 million due primarily to the impairment of goodwill at our E&P segment and recording charges to adjust the carrying cost of assets held for disposal to fair market value;
3)	An increase in depreciation expense of $136.6 million due primarily to increased depreciation expense resulting from increased capital expenditures and property, equipment and landfill assets acquired in the Progressive Waste and Groot acquisitions;
4)	An increase in amortization expense of $32.0 million due primarily to intangible assets acquired in the Progressive Waste and Groot acquisitions;
5)	An increase of $20.4 million attributable to post-closing adjustments resulting primarily in a net increase in the fair value of amounts payable under liability-classified contingent consideration arrangements from acquisitions closed in periods prior to 2016; less
6)	A decrease of $9.5 million associated primarily with the payment of a contingent consideration liability in 2017 assumed in the Progressive Waste acquisition; and
7)	A decrease in our provision for deferred taxes of $195.6 million due primarily to decreases in our expected future tax rate resulting from the enactment of the Tax Act in 2017, partially offset by an increase in deferred taxes associated with establishing a liability for earnings that are deemed to no longer be permanently reinvested.

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
63

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

As of December 31, 2017, we had a working capital surplus of $374.3 million, including cash and equivalents of $433.8 million.  Our working capital surplus increased $323.1 million from a working capital surplus of $51.2 million at December 31, 2016, including cash and equivalents of $154.4 million, due primarily to increased cash balances. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $669.8 million to $966.2 million for the year ended December 31, 2017, from $296.4 million for the year ended December 31, 2016. The significant components of the increase included the following:

1)	An increase in cash paid for acquisitions of $393.6 million due primarily to the January 2017 acquisition of Groot;
2)	An increase in capital expenditures for property and equipment of $134.6 million;
3)	An increase in restricted cash and investments of $101.8 million due primarily to the transfer of cash from our operating account to a restricted funds account for the settlement of workers’ compensation and auto liability insurance claims; and
4)	A decrease in cash acquired in the prior year period from the Progressive Waste acquisition of $65.8 million; less
5)	An increase in cash proceeds from the disposal of assets of $23.8 million due primarily to the divestiture of certain operations in 2017.

Total consideration for the June 2016 Progressive Waste acquisition consisted of the issuance of common shares and assumption of Progressive Waste’s debt and other liabilities. We did not transfer cash consideration to the former shareholders of Progressive Waste. Progressive Waste had cash balances totaling $65.8 million, which we acquired upon the close of the Progressive Waste acquisition.

The increase in capital expenditures for property and equipment was due primarily to increases in expenditures resulting from the January 2017 acquisition of Groot, the June 2016 Progressive Waste acquisition, increases in expenditures for trucks to support our collection operations, additional heavy equipment purchased to support volume increases in our landfill operations and increased spending on information technology to support new applications as well as applications acquired in the Progressive Waste acquisition.

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

The increase in capital expenditures for property and equipment was due primarily to increases in expenditures for collection trucks and expenditures resulting from the November 2015 acquisition of Rock River Environmental Services, Inc. and the June 2016 Progressive Waste acquisition.

Financing Activities Cash Flows

Net cash from financing activities increased $411.7 million to net cash provided by financing activities of $56.8 million for the year ended December 31, 2017, from net cash used in financing activities of $354.9 million for the year ended December 31, 2016.  The significant components of the increase included the following:

1)	An increase in the net change in long-term borrowings of $448.4 million (long-term borrowings decreased $244.8 million during the year ended December 31, 2016 and increased $203.6 million during the year ended December 31, 2017) due primarily to increased payments for acquisitions;

2)	An increase of $9.5 million from an increase in book overdraft due to a higher volume of outstanding checks resulting from the Progressive Waste acquisition; and
3)	An increase of $9.8 million from reduced debt issuance costs resulting primarily from our Credit Agreement that we entered into in June 2016 in conjunction with the Progressive Waste acquisition; less
4)	An increase in cash dividends paid of $39.4 million due primarily to an increase in our quarterly dividend rate to $0.12 per share for the year ended December 31, 2017, from $0.097 per share for the year ended December 31, 2016, and an increase in common shares outstanding resulting from the Progressive Waste acquisition; and
5)	A decrease of $9.1 million from a reduction in the sale of common shares held in trust.

Net cash used in financing activities increased $245.1 million to $354.9 million for the year ended December 31, 2016, from $109.8 million for the year ended December 31, 2015.  The significant components of the increase include the following:

1)	An increase in the net change in long-term borrowings of $305.1 million (long-term borrowings increased $60.3 million during the year ended December 31, 2015 and decreased $244.8 million during the year ended December 31, 2016) due primarily to increased cash provided from operations, cash acquired in the Progressive Waste acquisition, reduced proceeds from borrowings to fund payments for acquisitions and reduced proceeds from borrowings to fund payments to repurchase our common shares exceeding increased borrowings to fund capital expenditures and increases to end of period cash balances;
2)	An increase in payments of contingent consideration recorded at acquisition date of $14.1 million due primarily to the payout of the fair value of contingent liabilities associated with the expansion of an acquired construction and demolition landfill, obtaining permits to construct and operate two new E&P landfills and a solid waste acquisition achieving required earnings targets;
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

On July 24, 2017, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 13,181,806 of our common shares during the period August 8, 2017 to August 7, 2018 or until such earlier time as the NCIB is completed or terminated at our option. The renewal followed on the conclusion of our original NCIB that expired August 7, 2017 under which no shares were repurchased. We received TSX approval for our annual renewal of the NCIB on August 2, 2017. Under the NCIB, we may make share repurchases only in the open market, including on the NYSE, the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems would be limited to a maximum of 80,287 common shares, which represents 25% of the average daily trading volume on the TSX of 321,151 common shares for the period from February 1, 2017 to July 31, 2017. The TSX rules also allow us to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE will be 25% of the average daily trading volume for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Senior Vice President – Finance at (832) 442-2200.

The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of the common shares and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase.

For the year ended December 31, 2017, we did not repurchase any common shares pursuant to the NCIB. For the year ended December 31, 2016, we did not repurchase any common shares pursuant to the NCIB nor did Old Waste Connections repurchase shares of its common stock pursuant to its share repurchase program.

The Board of Directors of Old Waste Connections authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2017, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.02, from $0.12 to $0.14 per share. Cash dividends of $132.0 million and $92.5 million were paid during the years ended December 31, 2017 and 2016, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $479.3 million in capital expenditures during the year ended December 31, 2017. We expect to make capital expenditures of approximately $500 million in 2018 in connection with our existing business.  We intend to fund our planned 2018 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement.  In addition, we may make substantial additional capital expenditures in acquiring MSW and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital.  Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

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

As of December 31, 2017, $1.638 billion under the term loan and $192.1 million under the revolving credit facility were outstanding under our Credit Agreement, exclusive of outstanding standby letters of credit of $220.6 million.  Our Credit Agreement matures in June 2021.

On June 1, 2016, we also entered a Master Note Purchase Agreement (as amended, restated, amended and restated, assumed, supplemented or modified from time to time, the “2016 NPA”) with certain accredited institutional investors. We used proceeds from the sale of the New 2021 Senior Notes, 2023 Senior Notes, and the 2026 Senior Notes (defined below) to refinance existing indebtedness and for general corporate purposes.

On April 20, 2017, pursuant to the First Supplement to Master Note Purchase Agreement with certain accredited institutional investors, we issued and sold to the investors $400.0 million aggregate principal amount of senior unsecured notes consisting of (i) $150.0 million of 3.24% series 2017A senior notes, tranche A due April 20, 2024 (the “2024 Senior Notes”) and (ii) $250.0 million of 3.49% series 2017A senior notes, tranche B due April 20, 2027 (the “2027 Senior Notes”) (collectively, the “2017A Senior Notes”) in a private placement. The 2017A Senior Notes bear interest at fixed rates with interest payable in arrears semi-annually on the first day of October and April beginning on October 1, 2017, and on the respective maturity dates, until the principal thereunder becomes due and payable. We used proceeds from the sale of the 2017A Senior Notes to refinance existing indebtedness and for general corporate purposes.

Pursuant to the terms and conditions of the 2016 NPA, we have outstanding senior unsecured notes (the “2016 Senior Notes”) at December 31, 2017 consisting of 2.39% senior notes due June 1, 2021 (the “New 2021 Senior Notes”), 2.75% senior notes due June 1, 2023 (the “2023 Senior Notes”), 3.03% senior notes due June 1, 2026 (the “2026 Senior Notes”) and the 2017A Senior Notes. The New 2021 Senior Notes, the 2023 Senior Notes and the 2026 Senior Notes bear interest at fixed rates with interest payable in arrears semi-annually on the first day of June and December, commencing on December 1, 2016, and on the respective maturity dates, until the principal thereunder becomes due and payable.

On June 1, 2016, prior to the closing of the Progressive Waste acquisition, Old Waste Connections, certain subsidiaries of Old Waste Connections (together with Old Waste Connections, the “Obligors”) and certain holders of the 2008 Senior Notes (defined below) entered into that certain Amendment No. 6 (the “Sixth Amendment”) to that certain Master Note Purchase Agreement, dated July 15, 2008 (the “2008 NPA”), as amended by Amendment No. 1 to the 2008 NPA dated as of July 20, 2009, as supplemented by First Supplement to the 2008 NPA dated as of October 26, 2009, as amended by Amendment No. 2 to the 2008 NPA dated as of November 24, 2010, as supplemented by Second Supplement to the 2008 NPA dated as of April 1, 2011, as amended by Amendment No. 3 to the 2008 NPA dated as of October 12, 2011, as amended by Amendment No. 4 to the 2008 NPA dated as of August 9, 2013, as amended by Amendment No. 5 to the 2008 NPA dated as of February 20, 2015, and as supplemented by Third Supplement to the 2008 NPA dated as of June 11, 2015 (the 2008 NPA, as so amended, restated, amended and restated, supplemented or otherwise modified from time to time prior to June 1, 2016, the “Amended 2008 NPA”). The Sixth Amendment, among other things, provided for certain amendments to the Amended 2008 NPA to facilitate (i) the Progressive Waste acquisition and related transactions contemplated thereunder, (ii) the Company’s assumption of the Obligors’ obligations under the Assumed 2008 NPA (defined below) pursuant to the Assumption Agreement (defined below) upon the consummation of the Progressive Waste acquisition, (iii) the release of and/or reconstitution of obligations as a guaranty for certain Obligors, and (iv) additional amendments to the Amended 2008 NPA (beyond those in the Sixth Amendment) which were effective upon the Company’s assumption of the Obligor’s obligations under the Assumed 2008 NPA pursuant to the Assumption Agreement.

On June 1, 2016, following the closing of the Progressive Waste acquisition, we entered into that certain Assumption and Exchange Agreement (as amended, restated, amended and restated, supplemented or modified from time to time, the “Assumption Agreement”) with Old Waste Connections, to and in favor of the holders of the notes issued from time to time under the Amended 2008 NPA as further amended by the Sixth Amendment (the Amended 2008 NPA as amended by the Sixth Amendment and as further modified by the Assumption Agreement, the “Assumed 2008 NPA”).

Pursuant to the terms and conditions of the Assumed 2008 NPA, we have outstanding senior unsecured notes (the “2008 Senior Notes”) at December 31, 2017 consisting of 4.00% senior notes due 2018 (the “2018 Senior Notes”), 5.25% senior notes due 2019 (the “2019 Senior Notes”), 4.64% senior notes due 2021 (the “2021 Senior Notes”), 3.09% senior notes due 2022 (the “2022 Senior Notes”) and 3.41% senior notes due 2025 (the “2025 Senior Notes”).

See Note 8 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details on the debt agreements.

Contractual Obligations

As of December 31, 2017, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$3,926,321	$11,659	$178,200	$2,300,589	$1,435,873
Cash interest payments	536,621	112,442	215,492	105,649	103,038
Contingent consideration	66,775	17,869	7,369	7,409	34,128
Final capping, closure and post-closure	1,357,327	29,649	29,269	12,225	1,286,184

Long-term debt payments include:

1)	$192.1 million in principal payments due June 2021 related to our revolving credit facility under our Credit Agreement. Advances are available under the Credit Agreement in U.S. dollars and Canadian dollars and bear interest at fluctuating rates (See Note 8). At December 31, 2017, $16.7 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian dollar Canadian prime rate loans, bearing interest at a total rate of 3.45% on such date. At December 31, 2017, $175.4 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, bearing interest at a total rate of 2.64% on such date.

2)	$1.638 billion in principal payments due June 2021 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At December 31, 2017, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 2.77% on such date).

3)	$50.0 million in principal payments due April 20, 2018 related to our 2018 Senior Notes. The 2018 Senior Notes bear interest at a rate of 4.00%. We have recorded this obligation in the payments due in 3 to 5 years category in the table above as we have the intent and ability to redeem the 2018 Senior Notes on April 20, 2018 using borrowings under our Credit Agreement.

4)	$175.0 million in principal payments due 2019 related to our 2019 Senior Notes. The 2019 Senior Notes bear interest at a rate of 5.25%.

5)	$100.0 million in principal payments due 2021 related to our 2021 Senior Notes. The 2021 Senior Notes bear interest at a rate of 4.64%.

6)	$150.0 million in principal payments due 2021 related to our New 2021 Senior Notes. The New 2021 Senior Notes bear interest at a rate of 2.39%.

7)	$125.0 million in principal payments due 2022 related to our 2022 Senior Notes. The 2022 Senior Notes bear interest at a rate of 3.09%.

8)	$200.0 million in principal payments due 2023 related to our 2023 Senior Notes. The 2023 Senior Notes bear interest at a rate of 2.75%.

9)	$150.0 million in principal payments due 2024 related to our 2024 Senior Notes. The 2024 Senior Notes bear interest at a rate of 3.24%.

10)	$375.0 million in principal payments due 2025 related to our 2025 Senior Notes. The 2025 Senior Notes bear interest at a rate of 3.41%.

11)	$400.0 million in principal payments due 2026 related to our 2026 Senior Notes. The 2026 Senior Notes bear interest at a rate of 3.03%.

12)	$250.0 million in principal payments due 2027 related to our 2027 Senior Notes. The 2027 Senior Notes bear interest at a rate of 3.49%.

13)	$95.4 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (ranging between 1.73% and 1.75% at December 31, 2017). The tax-exempt bonds have maturity dates ranging from 2018 to 2039. The West Valley tax-exempt bond, with a principal amount of $15.5 million, is due August 1, 2018. We have recorded the West Valley bond obligation in the payments due in 3 to 5 years category in the table above as we have the intent and ability to redeem the West Valley bond on August 1, 2018 using borrowings under our Credit Agreement.

14)	$26.3 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.00% and 24.81% at December 31, 2017, and have maturity dates ranging from 2018 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin, the Canadian Dollar Offered Rate plus the applicable acceptance fee and the Canadian prime rate plus the applicable Canadian prime rate margin at December 31, 2017. We assumed the Credit Agreement is paid off when it matures in June 2021.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $47.3 million recorded as liabilities in our consolidated financial statements at December 31, 2017, and $19.5 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$182,126	$32,510	$51,825	$33,896	$63,895
Unconditional purchase obligations	59,720	35,829	23,891	-	-

(1)	We are party to operating lease agreements and unconditional purchase obligations as discussed in Note 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At December 31, 2017, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 26.0 million gallons remaining to be purchased for a total of $59.7 million. The current fuel purchase contracts expire on or before December 31, 2019. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2017, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained standby letters of credit as discussed in Note 8 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and financial surety bonds as discussed in Note 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.  These standby letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill and E&P operations.  These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2017, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Non-GAAP Financial Measures

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests.  We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures.  Other companies may calculate adjusted free cash flow differently.  Our adjusted free cash flow for the years ended December 31, 2017, 2016 and 2015, are calculated as follows (amounts in thousands of U.S. dollars):

	Years Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$1,187,260	$795,312	$576,999
Plus (less): Change in book overdraft	8,241	(1,305)	(89)
Plus: Proceeds from disposal of assets	28,432	4,604	2,883
Plus: Excess tax benefit associated with equity-based compensation	-	5,196	2,069
Less: Capital expenditures for property and equipment	(479,287)	(344,723)	(238,833)
Less: Distributions to noncontrolling interests	-	(3)	(42)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	10,012	493	-
Cash received for divestitures b)	(21,100)	-	-
Transaction-related expenses (c)	5,700	45,228	-
Integration-related and other expenses (d)	10,602	82,526	-
Pre-existing Progressive Waste share-based grants (e)	17,037	-	-
Synergy bonus (f)	11,798	-	-
Tax effect (g)	(14,804)	(36,384)	-
Adjusted free cash flow	$763,891	$550,944	$342,987

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the elimination of cash received in conjunction with the divestiture of Progressive Waste operations.
(c)	Reflects the addback of acquisition-related transaction costs, which for 2016 primarily related to the Progressive Waste acquisition.
(d)	Reflects the addback of rebranding and other integration-related items associated with the Progressive Waste acquisition.
(e)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards and related payments during the period.
(f)	Reflects the addback of cash bonuses paid pursuant to our Synergy Bonus Program in conjunction with the Progressive Waste acquisition.
(g)	The aggregate tax effect of footnotes (a) through (f) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry.  Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted EBITDA as net income (loss) attributable to Waste Connections, plus net income attributable to noncontrolling interests, plus or minus income tax provision (benefit), plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income, plus foreign currency transaction loss, less foreign currency transaction gain.  We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate adjusted EBITDA differently.  Our adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015, are calculated as follows (amounts in thousands of U.S. dollars):

	Years Ended December 31,
	2017	2016	2015
Net income (loss) attributable to Waste Connections	$576,817	$246,540	$(95,764)
Plus: Net income attributable to noncontrolling interests	603	781	1,070
Plus (less): Income tax provision (benefit)	(68,910)	114,044	(31,592)
Plus: Interest expense	125,297	92,709	64,236
Less: Interest income	(5,173)	(602)	(487)
Plus: Depreciation and amortization	632,484	463,912	269,434
Plus: Closure and post-closure accretion	11,781	8,936	3,978
Plus: Impairments and other operating items	156,493	27,678	494,492
Plus (less): Other expense (income), net	(3,736)	(53)	1,005
Plus (less): Foreign currency transaction loss (gain)	2,200	(1,121)	-
Adjustments:
Plus: Transaction-related expenses (a)	5,700	47,842	4,235
Plus: Pre-existing Progressive Waste share-based grants (b)	16,357	14,289	-
Plus: Integration-related and other expenses (c)	10,612	44,336	-
Plus: Synergy bonus (d)	-	11,798	-
Adjusted EBITDA	$1,460,525	$1,071,089	$710,607

(a)	Reflects the addback of acquisition-related transaction costs, which for 2016 primarily related to the Progressive Waste acquisition.
(b)	Reflects share-based compensation costs, including changes in fair value and related expenses, associated with share-based awards granted by Progressive Waste outstanding at the time of the Progressive Waste acquisition.
(c)	Reflects the addback of rebranding costs and other integration-related items associated with the Progressive Waste acquisition.
(d)	Reflects the addback of bonuses accrued pursuant to our Synergy Bonus Program in connection with the Progressive Waste acquisition.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently.  Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the years ended December 31, 2017, 2016 and 2015, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Years Ended December 31,
	2017	2016	2015
Reported net income (loss) attributable to Waste Connections	$576,817	$246,540	$(95,764)
Adjustments:
Amortization of intangibles (a)	102,297	70,312	29,077
Impairments and other operating items (b)	156,493	27,678	494,492
Transaction-related expenses (c)	5,700	47,842	4,235
Pre-existing Progressive Waste share-based grants (d)	16,357	14,289	-
Integration-related and other expenses (e)	10,612	44,336	-
Synergy bonus (f)	-	11,798	-
Tax effect (g)	(91,979)	(69,581)	(182,945)
Tax items(h)	(205,631)	1,964	(4,198)
Adjusted net income attributable to Waste Connections	$570,666	$395,178	$244,897

Diluted earnings (loss) per common share attributable to Waste Connections’ common shareholders:
Reported net income (loss)	$2.18	$1.07	$(0.52)
Adjusted net income	$2.16	$1.71	$1.32

Shares used in the per share calculations:
Reported diluted shares	264,302,411	231,081,496	185,237,896
Adjusted diluted shares (i)	264,302,411	231,081,496	185,807,454

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs, which for 2016 primarily related to the Progressive Waste acquisition.
(d)	Reflects share-based compensation costs, including changes in fair value and related expenses, associated with share-based awards granted by Progressive Waste outstanding at the time of the Progressive Waste acquisition.
(e)	Reflects the addback of rebranding costs and other integration-related items associated with the Progressive Waste acquisition.
(f)	Reflects the addback of bonuses accrued pursuant to our Synergy Bonus Program in connection with the Progressive Waste acquisition.
(g)	The aggregate tax effect of the adjustments in footnotes (a) through (f) is calculated based on the applied tax rates for the respective periods.
(h)	Reflects (1) income tax benefit in 2017 primarily resulting from a reduction of deferred tax liabilities due to enactment of the Tax Act on December 22, 2017, partially offset by deferred income tax expense due to a portion of our U.S. earnings no longer deemed to be permanently reinvested, also related to the Tax Act, (2) a change in 2016 in the geographical apportionment of our deferred tax liabilities resulting from the Progressive Waste acquisition, and (3) the elimination in 2015 of an increase to the income tax benefit primarily associated with a decrease in our deferred tax liabilities resulting from the impairment of assets in our E&P segment that impacted the geographical apportionment of our state income taxes.
(i)	Reflects reported diluted shares adjusted for shares that were excluded from the reported diluted shares calculation due to reporting a net loss during the year ended December 31, 2015.
72

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

At December 31, 2017, our derivative instruments included 14 interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2017 and 2016, of $1.475 billion and $1.594 billion, respectively, including floating rate debt under our Credit Agreement and floating rate tax-exempt bond obligations.  A one percentage point increase in interest rates on our variable-rate debt as of December 31, 2017 and 2016, would decrease our annual pre-tax income by approximately $14.8 million and $15.9 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  We purchase approximately 63.5 million gallons of fuel per year; therefore, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases.

At December 31, 2017, our derivative instruments included one fuel hedge agreement as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  For the year ending December 31, 2018, we expect to purchase approximately 63.5 million gallons of fuel, of which 35.9 million gallons will be purchased at market prices, 15.6 million gallons will be purchased under our fixed price fuel purchase contracts and 12.0 million gallons are hedged at a fixed price under our fuel hedge agreements.  With respect to the approximately 35.9 million gallons of unhedged fuel we expect to purchase in 2018 at market prices, a $0.10 per gallon increase in the price of fuel over the year would decrease our pre-tax income during this period by approximately $3.6 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate recycling operations and sell other collected recyclable materials to third parties for processing before resale.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the year ended December 31, 2017 and 2016, would have had a $15.3 million and $8.6 million impact on revenues for the year ended December 31, 2017 and 2016, respectively.

We have operations in Canada and, where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating costs.  However, the impact of foreign currency has not materially affected our results of operations in 2016 or 2017. A $0.01 change in the Canadian dollar to U.S. dollar exchange rate would impact our annual revenue and EBITDA by approximately $9.5 million and $3.5 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

WASTE CONNECTIONS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Waste Connections, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Waste Connections, Inc. (an Ontario, Canada corporation) and subsidiaries (the “Company”) as of December 31, 2017 and the related consolidated statements of comprehensive income, equity, and cash flows for the year ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 15, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Adoption of New Accounting Guidance

As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance on January 1, 2017 on a retrospective basis related to the presentation of deferred income taxes.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Houston, TX

February 15, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Waste Connections, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Waste Connections, Inc. (an Ontario, Canada corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 15, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Houston, Texas
February 15, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Waste Connections, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Waste Connections, Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 27, 2017, except for the manner in which the Company accounts for deferred income taxes, the effects of the share split and the change in composition of reportable segments discussed in Notes 1, 11 and 14 to the consolidated financial statements, respectively, as to which the date is February 15, 2018

WASTE CONNECTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and equivalents	$433,815	$154,382
Accounts receivable, net of allowance for doubtful accounts of $17,154 and $13,160 at December 31, 2017 and 2016, respectively	554,458	485,138
Current assets held for sale	1,596	6,339
Prepaid expenses and other current assets	186,999	97,533
Total current assets	1,176,868	743,392

Restricted cash and investments	167,012	63,406
Property and equipment, net	4,820,934	4,738,055
Goodwill	4,681,774	4,390,261
Intangible assets, net	1,087,436	1,067,158
Long-term assets held for sale	12,625	33,989
Other assets, net	68,032	67,664
	$12,014,681	$11,103,925
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$330,523	$251,253
Book overdraft	19,223	10,955
Accrued liabilities	278,039	269,402
Deferred revenue	145,197	134,081
Current portion of contingent consideration	15,803	21,453
Current liabilities held for sale	2,155	3,383
Current portion of long-term debt and notes payable	11,659	1,650
Total current liabilities	802,599	692,177

Long-term debt and notes payable	3,899,572	3,616,760
Long-term portion of contingent consideration	31,482	30,373
Other long-term liabilities	316,191	331,074
Deferred income taxes	690,767	778,664
Total liabilities	5,740,611	5,449,048

Commitments and contingencies (Note 10)

Equity:
Common shares: 263,660,803 shares issued and 263,494,670 shares outstanding at December 31, 2017; 263,140,668 shares issued and 262,803,271 shares outstanding at December 31, 2016	4,187,568	4,174,808
Additional paid-in capital	115,743	102,220
Accumulated other comprehensive income (loss)	108,413	(43,001)
Treasury shares: 166,133 and 337,397 shares at December 31, 2017 and 2016, respectively	-	-
Retained earnings	1,856,946	1,413,488
Total Waste Connections’ equity	6,268,670	5,647,515
Noncontrolling interest in subsidiaries	5,400	7,362
Total equity	6,274,070	5,654,877
	$12,014,681	$11,103,925

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2017	2016	2015
Revenues	$4,630,488	$3,375,863	$2,117,287
Operating expenses:
Cost of operations	2,704,775	1,957,712	1,177,409
Selling, general and administrative	509,638	474,263	237,484
Depreciation	530,187	393,600	240,357
Amortization of intangibles	102,297	70,312	29,077
Impairments and other operating items	156,493	27,678	494,492
Operating income (loss)	627,098	452,298	(61,532)

Interest expense	(125,297)	(92,709)	(64,236)
Interest income	5,173	602	487
Other income (expense), net	3,736	53	(1,005)
Foreign currency transaction gain (loss)	(2,200)	1,121	-
Income (loss) before income tax provision	508,510	361,365	(126,286)

Income tax (provision) benefit	68,910	(114,044)	31,592
Net income (loss)	577,420	247,321	(94,694)
Less: Net income attributable to noncontrolling interests	(603)	(781)	(1,070)
Net income (loss) attributable to Waste Connections	$576,817	$246,540	$(95,764)

Earnings (loss) per common share attributable to Waste Connections’ common shareholders:
Basic	$2.19	$1.07	$(0.52)
Diluted	$2.18	$1.07	$(0.52)

Shares used in the per share calculations:
Basic	263,682,608	230,325,012	185,237,896
Diluted	264,302,411	231,081,496	185,237,896

Cash dividends per common share	$0.500	$0.410	$0.357

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS OF U.S. DOLLARS)

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$577,420	$247,321	$(94,694)

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	2,805	6,654	5,093
Fuel hedge amounts reclassified into cost of operations	2,818	5,832	3,217
Changes in fair value of interest rate swaps	7,835	11,431	(7,746)
Changes in fair value of fuel hedges	1,326	3,804	(11,138)
Foreign currency translation adjustment	142,486	(50,931)	-
Other comprehensive income (loss), before tax	157,270	(23,210)	(10,574)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(5,856)	(7,620)	3,996
Other comprehensive income (loss), net of tax	151,414	(30,830)	(6,578)
Comprehensive income (loss)	728,834	216,491	(101,272)
Less: Comprehensive income attributable to noncontrolling interests	(603)	(781)	(1,070)
Comprehensive income (loss) attributable to Waste Connections	$728,231	$215,710	$(102,342)

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2015, 2016 AND 2017

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

	WASTE CONNECTIONS' EQUITY
	COMMON SHARES		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2014	185,977,220	$1,240	$811,289	$(5,593)	-	$-	$1,421,249	$5,556	$2,233,741
Vesting of restricted share units	648,247	4	(4)	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	21,123	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of equity-based compensation	(207,916)	(1)	(6,446)	-	-	-	-	-	(6,447)
Equity-based compensation	-	-	20,318	-	-	-	-	-	20,318
Exercise of share options and warrants	70,171	1	571	-	-	-	-	-	572
Excess tax benefit associated with equity-based compensation	-	-	2,069	-	-	-	-	-	2,069
Repurchase of common shares	(2,944,483)	(20)	(91,145)	-	-	-	-	-	(91,165)
Cash dividends on common shares	-	-	-	-	-	-	(65,990)	-	(65,990)
Amounts reclassified into earnings, net of taxes	-	-	-	5,148	-	-	-	-	5,148
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(11,726)	-	-	-	-	(11,726)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(42)	(42)
Net income (loss)	-	-	-	-	-	-	(95,764)	1,070	(94,694)
Balances at December 31, 2015	183,564,362	1,224	736,652	(12,171)	-	-	1,259,495	6,584	1,991,784
Conversion of Old Waste Connections' shares of common stock into common shares of New Waste Connections	-	650,552	(650,552)	-	-	-	-	-	-
Issuance of common shares to acquire Progressive Waste	78,218,878	3,503,162	-	-	-	-	-	-	3,503,162
Acquired common shares held in trust	-	-	-	-	735,171	-	-	-	-
Sale of common shares held in trust	397,774	19,870	-	-	(397,774)	-	-	-	19,870
Vesting of restricted share units	605,718	-	-	-	-	-	-	-	-
Vesting of performance-based restricted share units	184,440	-	-	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	59,635	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of equity-based compensation	(279,772)	-	(11,497)	-	-	-	-	-	(11,497)
Equity-based compensation	-	-	22,421	-	-	-	-	-	22,421
Exercise of warrants	52,236	-	-	-	-	-	-	-	-
Excess tax benefit associated with equity-based compensation	-	-	5,196	-	-	-	-	-	5,196
Cash dividends on common shares	-	-	-	-	-	-	(92,547)	-	(92,547)
Amounts reclassified into earnings, net of taxes	-	-	-	8,546	-	-	-	-	8,546
Changes in fair value of cash flow hedges, net of taxes	-	-	-	11,555	-	-	-	-	11,555
Foreign currency translation adjustment	-	-	-	(50,931)	-	-	-	-	(50,931)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(3)	(3)
Net income	-	-	-	-	-	-	246,540	781	247,321
Balances at December 31, 2016	262,803,271	4,174,808	102,220	(43,001)	337,397	-	1,413,488	7,362	5,654,877

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2015, 2016 AND 2017

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

	WASTE CONNECTIONS' EQUITY
	COMMON SHARES		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2016	262,803,271	$4,174,808	$102,220	$(43,001)	337,397	$-	$1,413,488	$7,362	$5,654,877
Sale of common shares held in trust	171,264	10,814	-	-	(171,264)	-	-	-	10,814
Vesting of restricted share units	545,238	-	-	-	-	-	-	-	-
Vesting of performance-based restricted share units	122,786	-	-	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	37,263	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of equity-based compensation	(251,738)	-	(13,994)	-	-	-	-	-	(13,994)
Equity-based compensation	-	-	25,435	-	-	-	-	-	25,435
Exercise of options and warrants	66,586	1,946	-	-	-	-	-	-	1,946
Cash dividends on common shares	-	-	-	-	-	-	(131,975)	-	(131,975)
Amounts reclassified into earnings, net of taxes	-	-	-	4,174	-	-	-	-	4,174
Changes in fair value of cash flow hedges, net of taxes	-	-	-	4,754	-	-	-	-	4,754
Foreign currency translation adjustment	-	-	-	142,486	-	-	-	-	142,486
Cumulative effect adjustment from adoption of new accounting pronouncement	-	-	1,384	-	-	-	(1,384)	-	-
Acquisition of noncontrolling interest	-	-	698	-	-	-	-	(2,565)	(1,867)
Net income	-	-	-	-	-	-	576,817	603	577,420
Balances at December 31, 2017	263,494,670	$4,187,568	$115,743	$108,413	166,133	$-	$1,856,946	$5,400	$6,274,070

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF U.S. DOLLARS)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$577,420	$247,321	$(94,694)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of assets and impairments	134,491	26,741	518,657
Depreciation	530,187	393,600	240,357
Amortization of intangibles	102,297	70,312	29,077
Foreign currency transaction loss (gain)	2,200	(1,121)	-
Deferred income taxes, net of acquisitions	(153,283)	42,298	(132,454)
Amortization of debt issuance costs	4,341	4,847	3,097
Share-based compensation	39,361	44,772	20,318
Interest income on restricted cash and investments	(589)	(477)	(428)
Interest accretion	13,822	10,505	6,761
Excess tax benefit associated with equity-based compensation	-	(5,196)	(2,069)
Payment of contingent consideration recorded in earnings	(10,012)	(493)	-
Adjustments to contingent consideration	17,754	(2,623)	(22,180)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(38,934)	(5,252)	17,348
Prepaid expenses and other current assets	(51,457)	(21,650)	(2,780)
Accounts payable	50,012	54,219	(16,674)
Deferred revenue	4,205	8,016	4,377
Accrued liabilities	(15,002)	(70,041)	8,217
Capping, closure and post-closure expenditures	(8,845)	(4,609)	(72)
Other long-term liabilities	(10,708)	4,143	141
Net cash provided by operating activities	1,187,260	795,312	576,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(410,695)	(17,131)	(230,517)
Cash acquired in the Progressive Waste acquisition	-	65,768	-
Capital expenditures for property and equipment	(479,287)	(344,723)	(238,833)
Proceeds from disposal of assets	28,432	4,604	2,883
Change in restricted cash and investments, net of interest income	(102,218)	(428)	(2,225)
Other	(2,464)	(4,485)	(1,842)
Net cash used in investing activities	(966,232)	(296,395)	(470,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	973,754	3,469,289	1,489,500
Principal payments on notes payable and long-term debt	(770,106)	(3,714,044)	(1,429,195)
Payment of contingent consideration recorded at acquisition date	(17,158)	(16,322)	(2,190)
Change in book overdraft	8,241	(1,305)	(89)
Proceeds from option and warrant exercises	1,946	-	572
Excess tax benefit associated with equity-based compensation	-	5,196	2,069
Payments for repurchase of common shares	-	-	(91,165)
Payments for cash dividends	(131,975)	(92,547)	(65,990)
Tax withholdings related to net share settlements of restricted share units	(13,994)	(11,497)	(6,447)
Debt issuance costs	(3,667)	(13,506)	(6,867)
Proceeds from sale of common shares held in trust	10,814	19,870	-
Other	(1,095)	(3)	(42)
Net cash provided by (used in) financing activities	56,760	(354,869)	(109,844)

Effect of exchange rate changes on cash and equivalents	1,795	(598)	-

Net increase (decrease) in cash and equivalents	279,583	143,450	(3,379)
Cash and equivalents at beginning of year	154,382	10,974	14,353
Less: change in cash held for sale	(150)	(42)	-
Cash and equivalents at end of year	$433,815	$154,382	$10,974

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF U.S. DOLLARS)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

	Years Ended December 31,
	2017	2016	2015
Cash paid for income taxes	$155,532	$69,589	$102,279
Cash paid for interest	$115,645	$87,654	$55,674
Accrued capital expenditures for property and equipment	$10,447	$24,871	$3,648

In connection with its acquisitions, the Company assumed liabilities as follows:
Fair value of assets acquired	$635,361	$6,023,667	$433,227
Cash acquired	-	65,768	-
Fair value of operations exchanged	(81,097)	-	-
Cash paid and common shares issued for acquisition	(410,695)	(3,520,293)	(230,517)
Liabilities assumed and notes payable issued to sellers of businesses acquired	$143,569	$2,569,142	$202,710

Non-cash consideration received for asset sales	$12,573	$-	$-

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

The accompanying consolidated financial statements relating to Waste Connections, Inc. (together with its subsidiaries, “New Waste Connections,” “Waste Connections” or the “Company”) include the accounts of the Company and its wholly-owned and majority-owned subsidiaries for the year ended December 31, 2017. The accompanying consolidated financial statements of the Company are the historical financial statements of Old Waste Connections, together with its subsidiaries, for the years ended December 31, 2016 and 2015, with the inclusion on June 1, 2016 of the fair value of the assets and liabilities acquired from Progressive Waste and the inclusion of the results of operations from the acquired Progressive Waste operations commencing on June 1, 2016.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents.  As of December 31, 2017 and 2016, cash equivalents consisted of demand money market accounts.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and equivalents, restricted cash and investments and accounts receivable.  The Company maintains cash and equivalents with banks that at times exceed applicable insurance limits.  The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions. The Company’s restricted cash and investments are invested primarily in U.S. government and agency securities and Canadian bankers’ acceptance notes. The Company has not experienced any losses related to its cash and equivalents or restricted cash and investment accounts.  The Company generally does not require collateral on its trade receivables.  Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base.  The Company maintains allowances for losses based on the expected collectability of accounts receivable.

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

The estimated useful lives are as follows:

Buildings	10 – 20 years
Leasehold and land improvements	3 – 10 years
Machinery and equipment	3 – 12 years
Rolling stock	3 – 10 years
Containers	5 – 12 years

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

The net present value of landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2017 and 2016 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects the Company’s long-term credit adjusted risk free rate as of the end of both 2016 and 2015.  The Company’s inflation rate assumption was 2.5% for the years ended December 31, 2017 and 2016.

In accordance with the accounting guidance on asset retirement obligations, the final capping, closure and post-closure liability is recorded on the balance sheet along with an offsetting addition to site costs which is amortized to depletion expense on a units-of-consumption basis as remaining landfill airspace is consumed.  The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  Depletion expense resulting from final capping, closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill’s operating life and increase thereafter.  Owned landfills and landfills operated under life-of-site agreements have estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes, that range from approximately 1 to 195 years, with an average remaining life of approximately 30 years.  The costs for final capping, closure and post-closure obligations at landfills the Company owns or operates under life-of-site agreements are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2015 to December 31, 2017:

Final capping, closure and post-closure liability at December 31, 2015	$78,613
Adjustments to final capping, closure and post-closure liabilities	(6,797)
Liabilities incurred	10,922
Accretion expense associated with landfill obligations	8,699
Closure payments	(4,609)
Assumption of closure liabilities from acquisitions	158,081
Final capping, closure and post-closure liability at December 31, 2016	244,909
Adjustments to final capping, closure and post-closure liabilities	(26,393)
Liabilities incurred	14,598
Accretion expense associated with landfill obligations	11,673
Closure payments	(8,845)
Foreign currency translation adjustment	1,875
Final capping, closure and post-closure liability at December 31, 2017	$237,817

Liabilities incurred of $14,598 and $10,922 for the years ended December 31, 2017 and 2016, respectively, represent non-cash increases to final capping, closure and post-closure liabilities. The Adjustments to final capping, closure and post-closure liabilities primarily consisted of decreases in estimated closure and post closure costs at several of our landfills, most notably our landfill at Seneca Meadows, and changes in engineering estimates related to a proposed expansion at our Chiquita Canyon landfill as well as timing of closure events and total site capacity. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Consolidated Balance Sheets. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At December 31, 2017 and 2016, $56,090 and $55,388, respectively, of the Company’s restricted cash and investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

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

Cell Processing Reserves

The Company records a cell processing reserve related to its E&P segment for certain locations in Louisiana and Texas for the estimated amount of expenses to be incurred upon the treatment and excavation of oilfield waste received. The cell processing reserve is the future cost to properly treat and dispose of existing waste within the cells at the various facilities. The reserve generally covers estimated costs to be incurred over a period of time up to 24 months, with the current portion representing costs estimated to be incurred in the next 12 months. The estimate is calculated based on current estimated volume in the cells, estimated percentage of waste treated, and historical average costs to treat and excavate the waste. The processing reserve represents the estimated costs to process the volumes of oilfield waste on-hand for which revenue has been recognized. At December 31, 2017 and 2016, the current portion of cell processing reserves was $2,984 and $3,932, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. At December 31, 2017 and 2016, the long-term portion of cell processing reserves was $943 and $1,639, respectively, which is included in Other long-term liabilities in the Consolidated Balance Sheets.

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

The Company elected to early adopt the guidance issued by the FASB “Simplifying the Test for Goodwill Impairment” on January 1, 2017. As discussed at the end of this Note 1, the new guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. As such, the impairment analysis is only one step. In this step, the Company estimates the fair value of each of its reporting units, which consisted of testing its five geographic solid waste operating segments and its E&P segment at December 31, 2016 and its five geographic solid waste operating segments at December 31, 2017, using discounted cash flow analyses. The Company did not test its E&P segment for goodwill impairment at December 31, 2017 because the carrying value of its goodwill was $0. The Company compares the fair value of each reporting unit with the carrying value of the net assets assigned to each reporting unit.  If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results.  If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

During the Company’s annual impairment analysis of its solid waste operations, the Company determined the fair value of each of its five geographic operating segments at December 31, 2017 and 2016 and of its three geographic operating segments at December 31, 2015 as a whole and each indefinite-lived intangible asset within those segments using discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates.  The cash flows employed in the Company’s 2017 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2018 annual budget developed internally by management.  These forecasts reflect operating profit margins that were consistent with 2017 results and perpetual revenue growth rates of 4.4%. The Company’s discount rate assumptions are based on an assessment of the market participant rate which approximated 6.2%.  In assessing the reasonableness of the Company’s determined fair values of its reporting units, the Company evaluates its results against its current market capitalization. The Company did not record an impairment charge to its geographic operating segments as a result of its goodwill and indefinite-lived intangible assets impairment tests for the years ended December 31, 2017, 2016 or 2015.

During the year ended December 31, 2016, the Company did not record any impairment charges related to goodwill as discussed below; however, the results of the Company’s 2016 annual impairment testing indicated that the carrying value of its E&P segment exceeded its fair value by more than $77,343, which was the carrying value of goodwill at its E&P segment at December 31, 2016.  Upon adopting this accounting guidance in the first quarter of 2017, the Company performed an updated impairment test for its E&P segment. The impairment test involved measuring the recoverability of goodwill by comparing the E&P segment’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using an income approach employing a discounted cash flow (“DCF”) model. The DCF model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the operating locations comprising the E&P segment. This was based on a number of key assumptions, including, but not limited to, a discount rate of 11.7%, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas exploration and production activity during the forecast period, gross margins based on estimated operating expense requirements during the forecast period and estimated capital expenditures over the forecast period, all of which were classified as Level 3 in the fair value hierarchy. The impairment test showed the carrying value of the E&P segment continued to exceed its fair value by an amount in excess of the carrying amount of goodwill, or $77,343. Therefore, the Company recorded an impairment charge of $77,343, consisting of the carrying amount of goodwill at its E&P segment at January 1, 2017, to Impairments and other operating charges in the Consolidated Statements of Net Income (Loss) during the year ended December 31, 2017.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

For the Company’s annual impairment analysis of its E&P segment for the year ended December 31, 2016, the Company performed its Step 1 assessment of its E&P segment. The Step 1 assessment involved measuring the recoverability of goodwill by comparing the E&P segment’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using an income approach employing a DCF model. The DCF model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the operating locations comprising the E&P segment. This was based on a number of key assumptions, including, but not limited to, a discount rate of 12%, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas E&P activity during the forecast period, gross margins based on estimated operating expense requirements during the forecast period and estimated capital expenditures over the forecast period, all of which were classified as Level 3 in the fair value hierarchy. As a result of the Step 1 assessment, the Company determined that the E&P segment did not pass the Step 1 test because the carrying value exceeded the estimated fair value of the reporting unit. The Company then performed the Step 2 test to determine the fair value of goodwill for its E&P segment. Based on the Step 1 and Step 2 analyses, the Company did not record an impairment charge to its E&P segment as a result of its goodwill impairment test during the year ended December 31, 2016. Additionally, the Company evaluated the recoverability of the E&P segment’s indefinite-lived intangible assets (other than goodwill) by comparing the estimated fair value of each indefinite-lived intangible asset to its carrying value. The Company estimated the fair value of the indefinite-lived intangible assets using an excess earnings approach. Based on the result of the recoverability test, the Company determined that the carrying value of certain indefinite-lived intangible assets within the E&P segment exceeded their fair value and were therefore not recoverable. The Company recorded an impairment charge to Impairments and other operating items in the Consolidated Statements of Net Income (Loss) on certain indefinite-lived intangible assets within its E&P segment of $156 during the year ended December 31, 2016.

During the third quarter of 2015, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill and indefinite-lived intangible assets impairment analysis for its E&P segment as a result of the sustained decline in oil prices in the year-to-date 2015 period, together with market expectations of a likely slow recovery in such prices. The Company, therefore, performed an interim Step 1 assessment of its E&P segment during the third quarter of 2015. The Step 1 assessment involved measuring the recoverability of goodwill by comparing the E&P segment’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using an income approach employing a DCF model. The DCF model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the operating locations comprising the E&P segment. This was based on a number of key assumptions, including, but not limited to, a discount rate of 11.6%, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas E&P activity during the forecast period, gross margins based on estimated operating expense requirements during the forecast period and estimated capital expenditures over the forecast period, all of which were classified as Level 3 in the fair value hierarchy. As a result of the Step 1 assessment, the Company determined that the E&P segment did not pass the Step 1 test because the carrying value exceeded the estimated fair value of the reporting unit. The Company then performed the Step 2 test to determine the fair value of goodwill for its E&P segment. Based on the Step 1 and Step 2 analyses, the Company recorded a goodwill impairment charge within its E&P segment of $411,786 during the third quarter of 2015. Additionally, the Company evaluated the recoverability of the E&P segment’s indefinite-lived intangible assets (other than goodwill) by comparing the estimated fair value of each indefinite-lived intangible asset to its carrying value. The Company estimated the fair value of the indefinite-lived intangible assets using an excess earnings approach. Based on the result of the recoverability test, the Company determined that the carrying value of certain indefinite-lived intangible assets within the E&P segment exceeded their fair value and were therefore not recoverable. The Company recorded an impairment charge to Impairments and other operating items in the Consolidated Statements of Net Income (Loss) on certain indefinite-lived intangible assets within its E&P segment of $38,351 during the third quarter and fourth quarter of 2015.

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

During the year ended December 31, 2016, the Company recorded a $2,653 impairment charge, which is included in Impairments and other operating items in the Consolidated Statements of Net Income (Loss), for property and equipment at four E&P disposal facilities that were permanently closed in 2016 as a result of operating losses incurred. During the year ended December 31, 2017, the Company recorded an $11,038 impairment charge, which is included in Impairments and other operating items in the Consolidated Statements of Net Income (Loss), for property and equipment associated with a project to develop a new landfill in its Central segment that the Company is no longer pursuing.

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

Restricted Cash and Investments

As of December 31, 2017, restricted cash and investments consist of $107,318 of restricted cash for the settlement of workers’ compensation and auto liability insurance claims associated with the Company’s insurance programs, funds deposited of $56,090 in connection with landfill final capping, closure and post-closure obligations and restricted cash totaling $3,604 associated with other financial assurance requirements.  Proceeds from these financing arrangements are directly deposited into segregated accounts, and the Company does not have the ability to utilize the funds in regular operating activities.  See Note 9 for further information on restricted cash and investments.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and fuel hedges.  As of December 31, 2017 and 2016, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of December 31, 2017 and 2016, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy.  The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of December 31, 2017 and 2016, are as follows:

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Carrying Value at December 31,		Fair Value* at December 31,
	2017	2016	2017	2016
4.00% Senior Notes due 2018	$50,000	$50,000	$50,223	$51,226
5.25% Senior Notes due 2019	$175,000	$175,000	$182,547	$187,671
4.64% Senior Notes due 2021	$100,000	$100,000	$104,985	$106,618
2.39% Senior Notes due 2021	$150,000	$150,000	$146,855	$146,168
3.09% Senior Notes due 2022	$125,000	$125,000	$124,532	$123,974
2.75% Senior Notes due 2023	$200,000	$200,000	$194,660	$192,238
3.24% Senior Notes due 2024	$150,000	$-	$149,133	$-
3.41% Senior Notes due 2025	$375,000	$375,000	$375,311	$368,968
3.03% Senior Notes due 2026	$400,000	$400,000	$388,760	$379,438
3.49% Senior Notes due 2027	$250,000	$-	$250,029	$-

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedges, restricted cash and investments and contingent consideration, see Note 9.

Derivative Financial Instruments

The Company recognizes all derivatives on the balance sheet at fair value.  All of the Company’s derivatives have been designated as cash flow hedges; therefore, the effective portion of the changes in the fair value of derivatives will be recognized in accumulated other comprehensive income loss (“AOCIL”) until the hedged item is recognized in earnings.  The ineffective portion of the changes in the fair value of derivatives will be immediately recognized in earnings.  The Company classifies cash inflows and outflows from derivatives within operating activities on the statement of cash flows.

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings issued under the Credit Agreement.  The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at December 31, 2017 were specifically designated to the Company’s Credit Agreement and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At December 31, 2017, the Company’s derivative instruments included 14 interest rate swap agreements as follows:

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

At December 31, 2017, the Company’s derivative instruments included one fuel hedge agreement as follows:

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

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2017, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$5,193	Accrued liabilities(a)	$(903)
	Other assets, net	15,182	Other long-term liabilities	(493)

Fuel hedges	Prepaid expenses and other current assets(b)	3,880
Total derivatives designated as cash flow hedges		$24,255		$(1,396)

(a)       Represents the estimated amount of the existing unrealized gains and losses, respectively, on interest rate swaps as of December 31, 2017 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)       Represents the estimated amount of the existing unrealized gains, respectively, on the fuel hedge as of December 31, 2017 (based on the forward DOE diesel fuel index curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2016, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$127	Accrued liabilities	$(3,260)
	Other assets, net	13,822	Other long-term liabilities	(2,350)

Fuel hedges	Prepaid expenses and other current assets(b)	1,343	Accrued liabilities	(3,258)
	Other assets, net	1,651
Total derivatives designated as cash flow hedges		$16,943		$(8,868)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the years ended December 31, 2017, 2016 and 2015:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCIL on Derivatives, Net of Tax (Effective Portion)(a)			Statement of Net Income (Loss) Classification	Amount of (Gain) or Loss Reclassified from AOCIL into Earnings, Net of Tax (Effective Portion)(b), (c)
	Years Ended December 31,				Years Ended December 31,
	2017	2016	2015		2017	2016	2015
Interest rate swaps	$3,795	$9,192	$(4,820)	Interest expense	$2,062	$4,939	$3,155
Fuel hedges	959	2,363	(6,906)	Cost of operations	2,112	3,607	1,993
Total	$4,754	$11,555	$(11,726)		$4,174	$8,546	$5,148

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

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Consolidated Statements of Net Income (Loss) on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts.  There was no significant ineffectiveness recognized on the fuel hedges during the years ended December 31, 2017, 2016 and 2015.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act, enacted on December 22, 2017, is comprehensive tax legislation which makes broad and complex changes to the U.S. tax code that will affect 2017 as well as future years. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

In connection with the Company’s analysis of the Tax Act, it has recorded a discrete net income tax benefit of $269,804 in the year ended December 31, 2017. This net income tax benefit is primarily the result of the reduction to the corporate income tax rate from 35 percent to 21 percent. Additionally, the Tax Act’s one-time deemed repatriation transition tax (the “Transition Tax”) on certain unrepatriated earnings of non-U.S. subsidiaries is a tax on previously untaxed accumulated and current earnings and profits of certain of the Company’s non-U.S. subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company is able to make a reasonable estimate of the Transition Tax and has recorded a provisional Transition Tax obligation of $1,000; however, the Company continues to evaluate additional information in order to better estimate the Transition Tax obligation. Additionally, the Company has not concluded on its policy regarding the accounting for the tax impacts of global intangible low-taxed income.

Share-Based Compensation

The fair value of restricted share unit (“RSU”) awards is determined based on the number of shares granted and the closing price of the common shares in the capital of the Company adjusted for future dividends.  The fair value of deferred share unit (“DSU”) awards is determined based on the number of shares granted and the closing price of the common shares in the capital of the Company.

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

All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee’s requisite service period.  The Company recognizes gross share compensation expense with actual forfeitures as they occur.

Warrants are valued using the Black-Scholes pricing model with a contractual life of five years, a risk free interest rate based on the 5-year U.S. treasury yield curve and expected volatility. The Company uses the historical volatility of its common shares over a period equivalent to the contractual life of the warrants to estimate the expected volatility.  The fair market value of warrants issued to consultants for acquisitions are recorded immediately as share-based compensation expense.

Share-based compensation expense recognized during the years ended December 31, 2017, 2016 and 2015, was $39,361 ($25,608 net of taxes), $44,772 ($28,680 net of taxes) and $20,318 ($12,587 net of taxes), respectively. This share-based compensation expense includes RSUs, PSUs, DSUs, share option and warrant expense. The share-based compensation expense totals include amounts associated with the Progressive Waste share-based compensation plans, continued by the Company following the Progressive Waste acquisition, which allow for the issuance of shares or cash settlement to employees upon vesting.  The Company records share-based compensation expense in Selling, general and administrative expenses in the Consolidated Statements of Net Income (Loss).  The total unrecognized compensation cost at December 31, 2017, related to unvested RSU awards was $28,661 and this future expense will be recognized over the remaining vesting period of the RSU awards, which extends to 2021. The weighted average remaining vesting period of the RSU awards is 1.0 years.  The total unrecognized compensation cost at December 31, 2017, related to unvested PSU awards was $15,909 and this future expense will be recognized over the remaining vesting period of the PSU awards, which extends to 2021. The weighted average remaining vesting period of PSU awards is 1.3 years.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Restricted Share Units - Progressive Waste Plans

The Company recorded a liability of $25,925 at June 1, 2016 associated with the fair value of the Progressive Waste restricted share units outstanding. Outstanding Progressive Waste restricted share units vest over three years. As of December 31, 2016, the Company had $2,409 of unrecognized compensation cost for restricted share units under the Progressive Waste share-based compensation plans and a liability of $15,091 representing the December 31, 2016 fair value of outstanding Progressive Waste restricted share units, less unrecognized compensation cost. The fair value as of December 31, 2016 was calculated using a Black-Scholes pricing model with the following assumptions:

Expected remaining life	1 month to 2.15 years
Annual dividend rate	0.92%

As of December 31, 2017, the Company had $1,449 of unrecognized compensation cost for restricted share units under the Progressive Waste share-based compensation plans and a liability of $10,785. For the year ended December 31, 2017, the fair value was calculated using the number of shares granted and the closing price of the common shares in the capital of the Company.

Performance-Based Restricted Share Units - Progressive Waste Plans

The Company recorded a liability of $7,218 at June 1, 2016 associated with the fair value of the Progressive Waste performance-based restricted share units outstanding. As of December 31, 2017 and 2016, the Company had a liability of $3,500 and $3,435, respectively, representing the December 31, 2017 and 2016 fair values, respectively, of outstanding Progressive Waste performance-based restricted share units, less unrecognized compensation cost. The fair value was calculated using the volume weighted average price of the Company’s shares for the five preceding business days as of December 31, 2017 and 2016 which were $71.50 and $52.79, respectively. Outstanding Progressive Waste performance-based restricted share units vest over two years. As of December 31, 2017, the Company has $648 of unrecognized compensation cost for performance-based restricted share units under the Progressive Waste share-based compensation plans.

Share Based Options – Progressive Waste Plans

The Company recorded a liability of $13,022 at June 1, 2016 associated with the fair value of the Progressive Waste share based options outstanding. The fair value was calculated using a Black-Scholes pricing model with the following weighted average assumptions for the year ended December 31, 2017 and for the period from the June 1, 2016 Progressive Waste acquisition to December 31, 2016:

	Year ended December 31, 2017	June 1, 2016 to December 31, 2016
Expected remaining life	0.92 to 2.30 years	1.05 to 3.30 years
Share volatility	12.09% to 26.07%	10.35% to 32.92%
Discount rate	1.75% to 1.92%	0.92% to 1.66%
Annual dividend rate	0.79%	0.92%

All remaining unvested Progressive Waste share based options vested during the year ended December 31, 2017. As of December 31, 2017 and 2016, the Company had a liability of $10,751 and $18,529, respectively, representing the December 31, 2017 and 2016 fair value, respectively, of outstanding Progressive Waste share based options.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2017, 2016 and 2015, was $5,047, $3,960 and $3,197, respectively, which is included in Selling, general and administrative expense in the Consolidated Statements of Net Income (Loss).

Insurance Liabilities

As a result of its high deductible or self-insured retention insurance policies, the Company is effectively self-insured for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability, and directors’ and officers’ liability as well as for employee group health insurance, property and workers’ compensation.  The Company’s insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company’s management with assistance from its third-party actuary and its third-party claims administrator.  The insurance accruals are influenced by the Company’s past claims experience factors, which have a limited history, and by published industry development factors.  At December 31, 2017 and 2016, the Company’s total accrual for self-insured liabilities was $122,162 and $108,530, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets.  For the years ended December 31, 2017, 2016 and 2015, the Company recognized $141,405, $106,675 and $49,391, respectively, of self-insurance expense which is included in Cost of operations and Selling, general and administrative expense in the Consolidated Statements of Net Income (Loss).

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

Under the new standard, the Company will record revenue when control is transferred to the customer, generally at the time the Company provides waste collection services. The Company is adopting the standard through the application of the portfolio approach. The Company selected a sample of customer contracts to assess under the guidance of the new standard that are characteristically representative of each portfolio. The Company has completed its review of the sample contracts, and it does not anticipate a significant change to the pattern or timing of revenue recognition as a result of adopting the new standard.

Based on the Company’s work to date, it believes it has identified all material contract types and costs that may be impacted by this amended guidance. The Company currently does not expect the amended guidance to have a material impact on operating revenues. However, upon adoption of the amended guidance, the Company anticipates recognizing an asset from the capitalization of certain sales incentives as contract acquisition costs totaling $16,000. Under the amended guidance, certain sales incentives will be capitalized and amortized to Selling, general and administrative expense over the expected life of the customer relationship. Currently, the Company expenses approximately $16,000 in sales incentives annually. Additional areas of the amended guidance the Company has evaluated for potential impact include volume discounts, free service periods, rebates and principal versus agent arrangements. The Company does not believe changes in these areas will result in a material impact on its consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued guidance that requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The new standard is effective in fiscal years beginning after December 15, 2016, including interim periods within those years. The Company adopted this guidance as of January 1, 2017, which resulted in the Company’s current deferred tax assets being recorded as noncurrent on a retrospective basis. The Company’s current deferred tax assets were $18,661 and $89,177 at December 31, 2017 and 2016, respectively.

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

Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued guidance that identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including classification of awards as either equity or liabilities, an option to recognize gross share compensation expense with actual forfeitures recognized as they occur, certain classifications on the statement of cash flows and income tax consequences, including that all income tax effects of awards are to be recognized in the income statement when the awards are settled whereas previously the tax benefits in excess of compensation cost were recorded in equity. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. As such, the Company adopted this standard on January 1, 2017 and classified the excess tax benefits associated with equity-based compensation arrangements, which were $6,917 during the year ended December 31, 2017, as a discrete item within Income tax provision on the Consolidated Statements of Net Income (Loss), rather than recognizing such excess income tax benefits in Additional paid-in capital on the Consolidated Statements of Equity. This reclassification was made on a prospective basis and also impacted the related classification on the Company’s Consolidated Statements of Cash Flows as excess tax benefits associated with equity-based compensation arrangements were previously reported in cash flows from operating activities and cash flows from financing activities. Under the new standard, excess tax benefits associated with equity-based compensation are only reported in cash flows from operating activities. Additionally, the Company now recognizes gross share compensation expense with actual forfeitures as they occur, which differs from the Company’s previous accounting policy to estimate forfeitures each period. Using the modified retrospective approach, the Company recorded a cumulative effect adjustment to Retained earnings of $1,384 for the differential between the amount of compensation cost previously recorded and the amount that would have been recorded without assuming forfeitures. Prior to the adoption of this standard, the excess tax benefit associated with equity-based compensation of $5,196 and $2,069 for the years ended December 31, 2016 and 2015, respectively, was recorded in additional paid-in capital.

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

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued guidance that simplifies the accounting for goodwill impairment.  The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  All other goodwill impairment guidance will remain largely unchanged.  The new standard will be applied prospectively, and is effective for public companies for their annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company early adopted this new guidance on January 1, 2017.  During the year ended December 31, 2016, the Company did not record any impairment charges related to goodwill; however, the results of the Company’s annual impairment testing indicated that the carrying value of its E&P segment exceeded its fair value by more than $77,343, which was the carrying value of goodwill at its E&P segment at December 31, 2016.  Upon adopting this accounting guidance in the first quarter of 2017, the Company performed an updated impairment test for its E&P segment which showed its carrying value continued to exceed its fair value by an amount in excess of the carrying amount of goodwill, or $77,343. Therefore, the Company recorded an impairment charge of $77,343, consisting of the carrying amount of goodwill at its E&P segment at January 1, 2017, to Impairments and other operating charges in the Consolidated Statements of Net Income (Loss) during the year ended December 31, 2017.

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

Reclassification

As disclosed within other footnotes of the financial statements, interest income, deferred tax amounts, segment information and deferred share units reported in the Company’s prior year have been reclassified to conform with the 2017 presentation.

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

Progressive Waste Acquisition

As described in Note 1, on June 1, 2016, pursuant to the Merger Agreement, Merger Sub merged with and into Old Waste Connections in an all-stock business combination with Old Waste Connections continuing as the surviving corporation and an indirect wholly-owned subsidiary of New Waste Connections. The term “Progressive Waste acquisition” is used herein to refer to the transaction completed under the Merger Agreement, and the term “Progressive Waste” is used herein in the context of references to Progressive Waste Solutions Ltd. and its shareholders prior to the completion of the Progressive Waste acquisition on June 1, 2016. The financial statements presented herein for the year ended December 31, 2017 include the accounts of New Waste Connections. The financial statements presented herein for the years ended December 31, 2016 and 2015 are the historical financial statements of Old Waste Connections with the inclusion on June 1, 2016 of the fair value of the identifiable assets and liabilities acquired from Progressive Waste and the inclusion of the results of operations from the acquired Progressive Waste operations commencing on June 1, 2016.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the consideration transferred to acquire Progressive Waste and the amounts of identifiable assets acquired and liabilities assumed:

Fair value of consideration transferred:
Shares issued	$3,503,162
Debt assumed	1,729,274
5,232,436
Less: cash acquired	(65,768)
Net fair value of consideration transferred	5,166,668

Recognized amounts of identifiable assets acquired and liabilities assumed associated with the business acquired:
Accounts receivable	231,709
Prepaid expenses and other current assets	28,623
Restricted cash and investments	16,551
Property and equipment	2,063,011
Contracts	223,885
Customer lists	191,679
Other intangibles	218,499
Other long-term assets	4,491
Accounts payable and accrued liabilities	(264,992)
Deferred revenue	(35,635)
Contingent consideration	(19,412)
Other long-term liabilities	(185,774)
Deferred income taxes	(329,552)
Total identifiable net assets	2,143,083
Goodwill	$3,023,585

On June 1, 2016, as share consideration for the Progressive Waste acquisition, the Company issued an additional 78,218,878 common shares at $44.79, the closing price on the NYSE of New Waste Connections common shares on June 1, 2016. The Company assumed $1,729,274 of debt in the Progressive Waste acquisition, consisting of $1,659,465 of amounts outstanding under the Progressive Waste credit facilities that were repaid in full following the close of the Progressive Waste acquisition, $64,000 of tax-exempt bonds and $5,809 of other long-term debt. See Note 8 for further discussion of the debt assumed.

Contingent consideration acquired consists primarily of two amounts payable to the former owners of an acquisition completed by Progressive Waste in 2015. The first contingent amount payable is based on the acquired operations exceeding earnings targets specified in the purchase agreement over a one-year period ending September 30, 2017. There is no limit to this contingent amount payable under the terms of the purchase agreement, the fair value of which was recorded as $10,452 of additional purchase consideration in 2016, based upon applying a discount rate of 2.0% to the probability assessment of the expected future cash flows over the period in which the obligation is expected to be settled. During the year ended December 31, 2017, the Company recorded $9,631 to Impairments and other operating items in the Consolidated Statements of Net Income (Loss) to increase the fair value of the amount payable under this liability-classified contingent consideration arrangement. The Company paid this liability in the fourth quarter of 2017. The second contingent amount payable had a maximum possible payment of $5,000, representing a purchase price holdback payable to the former owners subject to the satisfaction of various business performance conditions through December 31, 2016, which was paid during the year ended December 31, 2017.

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

In addition to the acquisition of Groot, the Company acquired 13 individually immaterial non-hazardous solid waste collection businesses during the year ended December 31, 2017. The total acquisition-related costs incurred during the year ended December 31, 2017 for these acquisitions was $5,700. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income (Loss).

The Company acquired 12 individually immaterial non-hazardous solid waste collection businesses during the year ended December 31, 2016. The total acquisition-related costs incurred during the year ended December 31, 2016 for these acquisitions was $1,968. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income (Loss).

In January 2015, the Company acquired Shale Gas Services, LLC (“Shale Gas”), which owns two E&P waste stream treatment and recycling operations in Arkansas and Texas, for cash consideration of $41,000 and potential future contingent consideration. The contingent consideration would be paid to the former owners of Shale Gas based on the achievement of certain operating targets for the acquired operations, as specified in the membership purchase agreement, over a two-year period following the close of the acquisition. The Company used probability assessments of the expected future cash flows and determined that no liability for payment of future contingent consideration existed as of the acquisition close date. As of December 31, 2017, the two-year period for assessment of the contingent consideration had expired and no payment was made.

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

In November 2015, the Company acquired Rock River Environmental Services, Inc. (“Rock River”), an integrated provider of solid waste collection, recycling, transfer and disposal services. The acquired operations service 19 counties in central and northern Illinois and include five collection operations, two landfills, one compost facility, one transfer station and one recycling facility. The Company paid cash consideration of $225,000 for this acquisition, using proceeds from borrowings under the Old Waste Connections Credit Agreement. The Company also paid an additional amount for the purchase of estimated working capital, which was subject to post-closing adjustments.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the consideration transferred to acquire these businesses and the amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the years ended December 31, 2017, 2016 and 2015:

	2017 Acquisitions	2016 Acquisitions	2015 Acquisitions
Fair value of consideration transferred:
Cash	$410,695	$17,131	$230,517
Debt assumed	56,958	-	111,324
Notes issued to sellers	13,460	-	6,091
Fair value of operations exchanged	81,097	-	-
	562,210	17,131	347,932
Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	19,228	833	12,571
Prepaid expenses and other current assets	10,722	477	1,440
Property and equipment	169,433	4,735	208,363
Long-term franchise agreements and contracts	54,674	-	16,462
Indefinite-lived intangibles	5,830	-	1,256
Customer lists	33,529	8,508	12,504
Permits and other intangibles	27,261	-	37,071
Other assets	3,052	261	2,738
Accounts payable and accrued liabilities	(12,020)	(2,867)	(9,337)
Deferred revenue	(6,883)	(659)	(5,056)
Contingent consideration	(2,885)	(977)	(815)
Other long-term liabilities	(1,080)	-	(19,998)
Deferred income taxes	(50,283)	-	(50,089)
Total identifiable net assets	250,578	10,311	207,110
Goodwill	$311,632	$6,820	$140,822

Goodwill acquired in 2017 totaling $62,887 is expected to be deductible for tax purposes. The 2016 acquisitions of 12 non-hazardous solid waste collection businesses resulted in goodwill acquired in 2016 totaling $6,820, which is expected to be deductible for tax purposes. Goodwill acquired in 2015 totaling $40,863 is expected to be deductible for tax purposes.

The fair value of acquired working capital related to five individually immaterial acquisitions completed during the year ended December 31, 2017, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these five acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2017, was $20,746, of which $1,518 was expected to be uncollectible.  The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2016, was $1,316, of which $483 was expected to be uncollectible.  The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2015, was $13,037, of which $466 was expected to be uncollectible.  The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Pro Forma Results of Operations

The following pro forma results of operations assume that the Company’s acquisition of Progressive Waste and its other acquisitions that were collectively insignificant, occurring during the years ended December 31, 2016 and 2015, were acquired as of January 1, 2015 (unaudited):

	Years Ended December 31,
	2016	2015
Total revenue	$4,184,871	$4,115,433
Net income	$350,228	$8,643
Basic income per share	$2.00	$0.05
Diluted income per share	$1.99	$0.05

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

During the year ended December 31, 2017, the Company’s Eastern segment completed the sale of all assets and liabilities in its Washington, D.C. and Massachusetts markets and the sale of operating locations in the Illinois and Wisconsin markets. Additionally, during the year ended December 31, 2017, the Company’s Southern segment completed the sale of an operation in the Florida market, four operations in the Louisiana market and two operations in western Texas.  The total consideration received for these sales was $104,065 and included cash and non-monetary assets.

As of December 31, 2017, assets classified as held for sale consist of certain operating markets in the Company’s Southern segment. The assets held for sale as of December 31, 2017 have been recognized at the lower of cost or fair value less costs to sell, which resulted in recording an estimated loss on disposal of $19,189 to Impairments and other operating items in the Consolidated Statements of Net Income (Loss) during the year ended December 31, 2017. The expected consideration may include cash and non-monetary assets.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Our assets and liabilities held for sale as of December 31, 2017 and 2016, were comprised of the following:

	December 31,
	2017	2016
Current assets held for sale:
Cash and equivalents	$192	$42
Accounts receivable	1,185	5,726
Other current assets	219	571
	$1,596	$6,339
Long-term assets held for sale:
Property and equipment	$12,623	$33,624
Goodwill	-	244
Other assets	2	121
	$12,625	$33,989
Current liabilities held for sale:
Accounts payable	$804	$1,320
Accrued liabilities	215	1,811
Deferred revenue	1,136	252
	$2,155	$3,383

5.	INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$481,293	$(123,591)	$-	$357,702
Customer lists	405,683	(180,440)	-	225,243
Permits and other	317,984	(35,715)	-	282,269
	1,204,960	(339,746)	-	865,214
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	-	-	158,591
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,507)	21,348
	260,729	-	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,465,689	$(339,746)	$(38,507)	$1,087,436

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the year ended December 31, 2017 was 16.9 years. The weighted-average amortization period of customer lists acquired during the year ended December 31, 2017 was 10.0 years.  The weighted-average amortization period of finite-lived permits and other acquired during the year ended December 31, 2017 was 40.0 years.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2016:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$428,783	$(86,552)	$-	$342,231
Customer lists	371,203	(131,525)	-	239,678
Permits and other	290,823	(21,966)	-	268,857
	1,090,809	(240,043)	-	850,766
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	152,761	-	-	152,761
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,507)	21,348
	254,899	-	(38,507)	216,392
Intangible assets, exclusive of goodwill	$1,345,708	$(240,043)	$(38,507)	$1,067,158

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2018	$100,652
For the year ending December 31, 2019	$89,819
For the year ending December 31, 2020	$81,300
For the year ending December 31, 2021	$71,941
For the year ending December 31, 2022	$63,066

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2017	2016
Landfill site costs	$3,606,427	$3,483,699
Rolling stock	1,507,905	1,297,469
Land, buildings and improvements	867,941	768,432
Containers	587,799	532,477
Machinery and equipment	590,048	516,491
Construction in progress	33,886	35,038
	7,194,006	6,633,606
Less accumulated depreciation and depletion	(2,373,072)	(1,895,551)
	$4,820,934	$4,738,055

The Company’s landfill depletion expense, recorded in Depreciation in the Consolidated Statements of Net Income (Loss), for the years ended December 31, 2017, 2016 and 2015, was $196,314, $143,940 and $82,369, respectively.

As of December 31, 2017, certain assets and liabilities associated with our Southern segment met the held for sale criteria. As of December 31, 2016, certain assets and liabilities associated with our Southern and Eastern segments met the held for sale criteria. As a result, property and equipment totaling $12,623 and $33,624, net of accumulated depreciation, have been reclassified to long-term assets held for sale on the accompanying Consolidated Balance Sheets at December 31, 2017 and 2016, respectively. See Note 4 for additional discussion.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

7.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2017	2016
Insurance claims	$122,162	$108,530
Payroll and payroll-related	86,436	74,173
Interest payable	15,595	12,677
Share-based compensation plan liability – current portion	4,407	3,955
Cell processing reserve - current portion	2,984	3,932
Environmental remediation reserve - current portion	2,315	2,316
Unrealized cash flow hedge losses	903	6,518
Other	43,237	57,301
	$278,039	$269,402

As of December 31, 2017, certain assets and liabilities associated with our Southern segment met the held for sale criteria. As of December 31, 2016, certain assets and liabilities associated with our Southern and Eastern segments met the held for sale criteria. As a result, accrued liabilities totaling $215 and $1,811, respectively, have been reclassified to current liabilities held for sale on the accompanying Consolidated Balance Sheets at December 31, 2017 and 2016. See Note 4 for additional discussion.

8.	LONG-TERM DEBT

The following chart presents the Company’s long-term debt as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Revolver under Credit Agreement	$192,101	$310,582
Term loan under Credit Agreement	1,637,500	1,637,500
2018 Senior Notes	50,000	50,000
2019 Senior Notes	175,000	175,000
2021 Senior Notes	100,000	100,000
New 2021 Senior Notes	150,000	150,000
2022 Senior Notes	125,000	125,000
2023 Senior Notes	200,000	200,000
2024 Senior Notes	150,000	-
2025 Senior Notes	375,000	375,000
2026 Senior Notes	400,000	400,000
2027 Senior Notes	250,000	-
Tax-exempt bonds	95,430	95,430
Notes payable to sellers and other third parties, bearing interest at 2.00% to 24.81%, principal and interest payments due periodically with due dates ranging from 2018 to 2036 (a)	26,290	14,180
	3,926,321	3,632,692
Less – current portion	(11,659)	(1,650)
Less – debt issuance costs	(15,090)	(14,282)
	$3,899,572	$3,616,760

(a) Interest rates represent the interest rates incurred at December 31, 2017.

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

On June 1, 2016, the Company also entered into several financing agreements, including a Revolving Credit and Term Loan Agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with Bank of America, N.A., acting through its Canada Branch, as global agent, the swing line lender and letter of credit issuer, Bank of America, N.A., as the U.S. Agent and a letter of credit issuer, the lenders (the “Lenders”) and any other financial institutions from time to time party thereto, and a Master Note Purchase Agreement (as supplemented by the First Supplement dated as of February 13, 2017 (the “2016 First Supplement”) and as amended, restated, amended and restated, assumed, supplemented or modified from time to time, the “2016 NPA”) with certain accredited institutional investors, as more fully described below. Proceeds from the borrowings under the Credit Agreement were used initially to refinance indebtedness of the Company and its subsidiaries under the Prior Credit Agreements and for the payment of transaction fees and expenses related to the Progressive Waste acquisition. The Company used proceeds from the sale of the New 2021 Senior Notes, 2023 Senior Notes and the 2026 Senior Notes (defined below) to refinance existing indebtedness and for general corporate purposes.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Credit Agreement

As described above, on June 1, 2016, the Company entered into the Credit Agreement, which has a scheduled maturity date of June 1, 2021.

Details of the Credit Agreement are as follows:

	December 31,
	2017	2016
Revolver under Credit Agreement
Available	$1,149,813	$1,004,451
Letters of credit outstanding	$220,586	$247,467
Total amount drawn, as follows:	$192,101	$310,582
Amount drawn – Canadian prime rate loan	$16,739	$7,448
Interest rate applicable - Canadian prime rate loan	3.45%	2.95%
Interest rate margin – Canadian prime rate loan	0.25%	0.25%
Amount drawn – Canadian bankers’ acceptance	$175,362	$303,134
Interest rate applicable – Canadian bankers’ acceptance	2.64%	2.13%
Interest rate acceptance fee – Canadian bankers’ acceptance	1.20%	1.20%
Commitment – rate applicable	0.15%	0.15%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$1,637,500	$1,637,500
Interest rate applicable – U.S. based LIBOR loan	2.77%	1.97%
Interest rate margin – U.S. based LIBOR loan	1.20%	1.20%

Pursuant to the terms and conditions of the Credit Agreement, the Lenders have committed to provide a $3,200,000 credit facility to the Company, consisting of (i) revolving advances up to an aggregate principal amount of $1,562,500 at any one time outstanding, and (ii) a term loan in an aggregate principal amount of $1,637,500, which term loan was fully drawn at closing. As part of the aggregate commitments under the revolving advances, the Credit Agreement provides for letters of credit to be issued at the request of the Company in an aggregate amount not to exceed $500,000 and for swing line loans to be issued at the request of the Company in an aggregate amount not to exceed the lesser of $75,000 and the aggregate commitments under the revolving advances. This swing line sublimit is part of, and not in addition to, the aggregate commitments under the revolving advances. In addition, certain existing letters of credit in place under the Prior Credit Agreements are continued and now deemed issued under and governed by the terms of the Credit Agreement. Subject to certain specified conditions and additional deliveries, the Company has the option to request increases in the aggregate commitments for revolving advances and one or more additional term loans, provided that (i) the aggregate principal amount of such requests does not exceed $500,000 and (ii) the aggregate principal amount of commitments and term loans under the credit facility does not exceed $3,700,000. The Company has $5,062 of debt issuance costs related to the Credit Agreement recorded in Other assets, net in the Consolidated Balance Sheets at December 31, 2017, which are being amortized through the maturity date, or June 1, 2021.

Advances are available under the Credit Agreement in U.S. dollars and Canadian dollars. Interest accrues on the term loan at a LIBOR rate or a base rate, at the Company’s option, plus an applicable margin. Interest accrues on revolving advances, at the Company’s option, (i) at a LIBOR rate or a base rate for U.S. dollar borrowings, plus an applicable margin, and (ii) at the Canadian prime rate for Canadian dollar borrowings, plus an applicable margin. Canadian dollar borrowings are also available by way of bankers' acceptances or BA equivalent notes, subject to the payment of a drawing fee. The fees for letters of credit in US dollars and Canadian dollars are also based on the applicable margin. The applicable margin used in connection with interest rates and fees is based on the Company’s Leverage Ratio (as defined below). The applicable margin for LIBOR rate loans, drawing fees for bankers' acceptance and BA equivalent notes and letter of credit fees ranges from 1.00% to 1.50%, and the applicable margin for base rate loans, Canadian prime rate loans and swing line loans ranges from 0.00% to 0.50%. The Company will also pay a fee based on its Leverage Ratio (as defined below) on the actual daily unused amount of the aggregate revolving commitments.

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

The Credit Agreement contains customary representations, warranties, covenants and events of default, including, among others, a change of control event of default and limitations on the incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and burdensome agreements. During the continuance of an event of default, the Lenders may take a number of actions, including, among others, declaring the entire amount then outstanding under the Credit Agreement to be due and payable. The Credit Agreement includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) (i) Consolidated Total Funded Debt (as defined in the Credit Agreement) as of such date less (ii) the sum of cash and cash equivalents of the Company and its subsidiaries on a dollar-for-dollar basis as of such date in excess of $50,000 up to a maximum of $200,000 (such that the maximum amount of reduction pursuant to this calculation does not exceed $150,000) to (b) Consolidated EBITDA (as defined in the Credit Agreement), measured for the preceding 12 months (the “Leverage Ratio”), to not more than 3.50 to 1.00 (or 3.75 to 1.00 during material acquisition periods, subject to certain limitations). The Credit Agreement also includes a financial covenant requiring the ratio of Consolidated EBIT (as defined in the Credit Agreement) to Consolidated Total Interest Expense (as defined in the Credit Agreement), in each case, measured for the preceding 12 months, (the “Interest Coverage Ratio”) to be not less than 2.75 to 1.00. As of December 31, 2017 and 2016, the Company was in compliance with all applicable covenants in the Credit Agreement.

2016 Master Note Purchase Agreement

On April 20, 2017, pursuant to the 2016 NPA, and the 2016 First Supplement, the Company issued and sold to the investors $400,000 aggregate principal amount of senior unsecured notes consisting of $150,000 aggregate principal amount which will mature on April 20, 2024 with an annual interest rate of 3.24% (the “2024 Senior Notes”) and $250,000 aggregate principal amount which will mature on April 20, 2027 with an annual interest rate of 3.49% (the “2027 Senior Notes” and collectively with the 2024 Senior Notes, the “2017A Senior Notes”) in a private placement. The 2017A Senior Notes bear interest at fixed rates with interest payable in arrears semi-annually on the first day of October and April beginning on October 1, 2017, and on the respective maturity dates, until the principal thereunder becomes due and payable. The Company is amortizing the $3,692 of debt issuance costs through the maturity dates of the respective notes.

Pursuant to the terms and conditions of the 2016 NPA, the Company has outstanding senior unsecured notes (the “2016 Senior Notes”) at December 31, 2017 consisting of 2.39% senior notes due June 1, 2021 (the “New 2021 Senior Notes”), 2.75% senior notes due June 1, 2023 (the “2023 Senior Notes”), 3.03% senior notes due June 1, 2026 (the “2026 Senior Notes”) and the 2017A Senior Notes. The New 2021 Senior Notes, the 2023 Senior Notes and the 2026 Senior Notes bear interest at fixed rates with interest payable in arrears semi-annually on the first day of June and December, commencing on December 1, 2016, and on the respective maturity dates, until the principal thereunder becomes due and payable. The Company is amortizing the $5,319 of debt issuance costs through the maturity dates of the respective notes.

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

The 2016 Senior Notes are unsecured obligations and rank pari passu with obligations under the Credit Agreement and the 2008 Senior Notes (defined below).  Certain subsidiaries of the Company have executed a subsidiary guaranty in relation to the Company’s obligations under the 2016 NPA. The subsidiaries who have executed a guaranty in relation to the 2016 NPA are the same set of subsidiaries who have executed a guaranty in relation to the Assumed 2008 NPA (defined below) and the same set of subsidiaries that are guarantors under the Credit Agreement.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The 2016 Senior Notes are subject to representations, warranties, covenants and events of default customary for a private placement of senior unsecured notes.  Upon the occurrence of an event of default, payment of the 2016 Senior Notes may be accelerated by the holders of the 2016 Senior Notes.  The 2016 Senior Notes may also be prepaid by the Company at any time at par plus a make-whole amount determined by the amount of the excess, if any, to the discounted value of the remaining scheduled payments with respect to the called principal of such 2016 Senior Notes minus the amount of such called principal, provided that the make whole shall in no event be less than zero. The discounted value is determined using market-based discount rates. In addition, the Company will be required to offer to prepay the 2016 Senior Notes upon certain changes in control. The 2016 NPA also contemplates certain offers of prepayments for specified tax reasons or certain noteholder sanctions events. The 2016 NPA requires that the Company comply with the specified quarterly leverage ratio and interest coverage ratio, in each case, as of the last day of each fiscal quarter. The required leverage ratio cannot exceed 3.75 to 1.00. The required interest coverage ratio must not be less than 2.75 to 1.00. As of December 31, 2017 and 2016, the Company was in compliance with all applicable covenants in the 2016 NPA.

2008 Master Note Purchase Agreement

On June 1, 2016, prior to the closing of the Progressive Waste acquisition, Old Waste Connections, certain subsidiaries of Old Waste Connections (together with Old Waste Connections, the “Obligors”) and certain holders of the 2008 Senior Notes (defined below) entered into that certain Amendment No. 6 (the “Sixth Amendment”) to that certain Master Note Purchase Agreement, dated July 15, 2008 (the “2008 NPA”), as amended by Amendment No. 1 to the 2008 NPA dated as of July 20, 2009, as supplemented by First Supplement to the 2008 NPA dated as of October 26, 2009, as amended by Amendment No. 2 to the 2008 NPA dated as of November 24, 2010, as supplemented by Second Supplement to the 2008 NPA dated as of April 1, 2011, as amended by Amendment No. 3 to the 2008 NPA dated as of October 12, 2011, as amended by Amendment No. 4 to the 2008 NPA dated as of August 9, 2013, as amended by Amendment No. 5 to the 2008 NPA dated as of February 20, 2015, and as supplemented by Third Supplement to the 2008 NPA dated as of June 11, 2015 (the 2008 NPA, as so amended, restated, amended and restated, supplemented or otherwise modified from time to time prior to June 1, 2016, the “Amended 2008 NPA”). The Sixth Amendment, among other things, provided for certain amendments to the Amended 2008 NPA to facilitate (i) the Progressive Waste acquisition and related transactions contemplated thereunder, (ii) the Company’s assumption of the Obligors’ obligations under the Assumed 2008 NPA (defined below) pursuant to the Assumption Agreement (defined below) upon the consummation of the Progressive Waste acquisition, (iii) the release of and/or reconstitution of obligations as a guaranty for certain Obligors, and (iv) additional amendments to the Amended 2008 NPA (beyond those in the Sixth Amendment) which were effective upon the Company’s assumption of the Obligor’s obligations under the Assumed 2008 NPA pursuant to the Assumption Agreement.

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

Pursuant to the terms and conditions of the Assumed 2008 NPA, the Company has outstanding senior unsecured notes (the “2008 Senior Notes”) at December 31, 2017 consisting of 4.00% senior notes due 2018 (the “2018 Senior Notes”), 5.25% senior notes due 2019 (the “2019 Senior Notes”), 4.64% senior notes due 2021 (the “2021 Senior Notes”), 3.09% senior notes due 2022 (the “2022 Senior Notes”) and 3.41% senior notes due 2025 (the “2025 Senior Notes”).

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The 2008 Senior Notes are subject to representations, warranties, covenants and events of default customary for a private placement of senior unsecured notes.  Upon the occurrence of an event of default, payment of the 2008 Senior Notes may be accelerated by the holders of the 2008 Senior Notes.  The 2008 Senior Notes may also be prepaid by the Company at any time at par plus a make-whole amount determined by the amount of excess, if any, of the discounted value of the remaining scheduled payments with respect to the called principal of such 2008 Senior Notes minus the amount of such called principal, provided that the make whole shall in no event be less than zero. The discounted value is determined using market-based discount rates.  In addition, the Company will be required to offer to prepay the 2008 Senior Notes upon certain changes in control; however, no such prepayment offer was accepted in connection with the Progressive Waste acquisition. The Assumed 2008 NPA also contemplates certain offers of prepayments for specified tax reasons or certain noteholder sanctions events. The Assumed 2008 NPA requires that the Company comply with the specified quarterly leverage ratio and interest coverage ratio, in each case, as of the last day of each fiscal quarter. The required leverage ratio cannot exceed 3.75 to 1.00. The required interest coverage ratio must not be less than 2.75 to 1.00. As of December 31, 2017 and 2016, the Company was in compliance with all applicable covenants in the Assumed 2008 NPA.

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

	Type of Interest	Interest Rate on Bond at December 31,	Maturity Date of	Outstanding Balance at December 31,		Backed by Letter of Credit
Name of Bond	Rate	2017	Bond	2017	2016	(Amount)
West Valley Bond	Variable	1.73%	August 1, 2018	$15,500	$15,500	$15,678
LeMay Washington Bond	Variable	1.74%	April 1, 2033	15,930	15,930	16,126
PA IRB Facility	Variable	1.75%	November 1, 2028	35,000	35,000	35,336
TX IRB Facility	Variable	1.73%	April 1, 2022	24,000	24,000	24,230
2009 Seneca IRB Facility	Variable	1.75%	December 31, 2039	5,000	5,000	5,058
				$95,430	$95,430	$96,428

The variable-rate bonds are all remarketed weekly by a remarketing agent to effectively maintain a variable yield.  If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to the Company.  The Company obtained standby letters of credit, issued under the Credit Agreement, to guarantee repayment of the bonds in this event.  The Company classified these borrowings as long-term at December 31, 2017, because the borrowings were supported by standby letters of credit issued under the Company’s Credit Agreement.

As of December 31, 2017, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2018*	$11,659
2019	176,801
2020	1,399
2021	2,150,115
2022	150,474
Thereafter	1,435,873
$3,926,321

* The Company has recorded the 2018 Senior Notes and the West Valley Bond in the 2021 category in the table above as the Company has the intent and ability to redeem the 2018 Senior Notes on April 20, 2018 and the West Valley Bond on August 1, 2018 using borrowings under the Credit Agreement.

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges.  The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts.  The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedges.  The assumptions used in preparing the DCF model include: (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contracts.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $2.95 to $3.00 at December 31, 2017 and from $2.61 to $2.78 at December 31, 2016.  The weighted average DOE index curve used in the DCF model was $2.96 and $2.75 at December 31, 2017 and 2016, respectively. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position.  The Company’s restricted cash and investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf.  The Company’s restricted cash and investments measured at fair value are invested primarily in U.S. government and agency securities, money market accounts and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016, were as follows:

	Fair Value Measurement at December 31, 2017 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net asset position	$18,979	$-	$18,979	$-
Fuel hedge derivative instruments – net asset position	$3,880	$-	$-	$3,880
Restricted cash and investments	$165,592	$-	$165,592	$-
Contingent consideration	$(47,285)	$-	$-	$(47,285)

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Fair Value Measurement at December 31, 2016 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net asset position	$8,339	$-	$8,339	$-
Fuel hedge derivative instruments – net liability position	$(264)	$-	$-	$(264)
Restricted cash and investments	$57,166	$-	$57,166	$-
Contingent consideration	$(51,826)	$-	$-	$(51,826)

The following table summarizes the changes in the fair value for Level 3 derivatives for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Beginning balance	$(264)	$(9,900)
Realized losses included in earnings	2,818	5,832
Unrealized gains included in AOCIL	1,326	3,804
Ending balance	$3,880	$(264)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Beginning balance	$51,826	$49,394
Contingent consideration recorded at acquisition date	2,885	20,389
Payment of contingent consideration recorded at acquisition date	(17,158)	(16,322)
Payment of contingent consideration recorded in earnings	(10,012)	(493)
Adjustments to contingent consideration	17,754	(2,623)
Interest accretion expense	1,746	1,481
Foreign currency translation adjustment	244	-
Ending balance	$47,285	$51,826

10.	COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Leases

The Company rents certain equipment and facilities under both short-term agreements and non-cancelable operating lease agreements for periods ranging from one to 45 years.  The Company’s total rent expense for equipment during the years ended December 31, 2017, 2016 and 2015, was $14,367, $12,132 and $9,811, respectively. The Company’s total rent expense for facilities during the years ended December 31, 2017, 2016 and 2015, was $29,016, $23,527 and $17,044, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

As of December 31, 2017, future minimum lease payments, by calendar year, are as follows:

2018	$32,510
2019	27,326
2020	24,499
2021	18,518
2022	15,378
Thereafter	63,895
$182,126

Financial Surety Bonds

The Company uses financial surety bonds for a variety of corporate guarantees.  The two largest uses of financial surety bonds are for municipal contract performance guarantees and asset closure and retirement requirements under certain environmental regulations. Environmental regulations require demonstrated financial assurance to meet final capping, closure and post-closure requirements for landfills.  In addition to surety bonds, these requirements may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted cash and investment deposits.

At December 31, 2017 and 2016, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $609,561 and $589,270, respectively, to secure its asset closure and retirement requirements and $281,459 and $273,465, respectively, to secure performance under collection contracts and landfill operating agreements.

The Company owns a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure landfill final capping, closure and post-closure obligations for companies operating in the solid waste industry.  The Company accounts for this investment under the cost method of accounting.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment.  This investee company and the parent company of the investee have written financial surety bonds for the Company, of which $410,280 and $546,145 were outstanding as of December 31, 2017 and 2016, respectively.  The Company’s reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.

Unconditional Purchase Obligations

At December 31, 2017, the Company’s unconditional purchase obligations consist of multiple fixed-price fuel purchase contracts under which it has 26.0 million gallons remaining to be purchased for a total of $59,720.  These fuel purchase contracts expire on or before December 31, 2019.

As of December 31, 2017, future minimum purchase commitments, by calendar year, are as follows:

2018	$35,829
2019	23,891
$59,720

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

CONTINGENCIES

Environmental Risks

The Company expenses costs incurred to investigate and remediate environmental issues unless they extend the economic useful lives of the related assets. The Company records liabilities when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. The remediation reserves cover anticipated costs, including remediation of environmental damage that waste facilities may have caused to neighboring landowners or residents as a result of contamination of soil, groundwater or surface water, including damage resulting from conditions existing prior to the Company’s acquisition of such facilities. The Company’s estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. The Company does not discount remediation obligations. At December 31, 2017 and 2016, the current portion of remediation reserves was $2,315 and $2,316, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. At December 31, 2017 and 2016, the long-term portion of remediation reserves was $19,368 and $19,026, respectively, which is included in Other long-term liabilities in the Consolidated Balance Sheets. Any substantial increase in the liabilities for remediation of environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Legal Proceedings

In the normal course of its business and as a result of the extensive governmental regulation of the solid waste and E&P waste industries, the Company is subject to various judicial and administrative proceedings involving Canadian regulatory authorities as well as U.S. federal, state and local agencies. In these proceedings, an agency may subpoena the Company for records, or seek to impose fines on the Company or revoke or deny renewal of an authorization held by the Company, including an operating permit. From time to time, the Company may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills, transfer stations, and E&P waste treatment, recovery and disposal operations, or alleging environmental damage or violations of the permits and licenses pursuant to which the Company operates.

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of December 31, 2017, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

Lower Duwamish Waterway Superfund Site Allocation Process

In November 2012, the Company’s subsidiary, Northwest Container Services, Inc. (“NWCS”), was named by the U.S. Environmental Protection Agency, Region 10 (the “EPA”) as a potentially responsible party (“PRP”), along with more than 100 others, under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “Superfund” law) with respect to the Lower Duwamish Waterway Superfund Site (the “LDW Site”).  Listed on the National Priorities List in 2001, the LDW Site is a five-mile stretch of the Duwamish River flowing into Elliott Bay in Seattle, Washington.  A group of PRPs known as the Lower Duwamish Working Group (“LDWG”) and consisting of the City of Seattle, King County, the Port of Seattle, and Boeing Company conducted a Remedial Investigation/Feasibility Study for the LDW Site.  On December 2, 2014, the EPA issued its Record of Decision (the “ROD”) describing the selected clean-up remedy, and therein estimated that clean-up costs (in present value dollars as of November 2014) would total approximately $342,000. However, it is possible that additional costs could be incurred based upon various factors. The EPA estimates that it will take seven years to implement the clean-up. The ROD also requires ten years of monitoring following the clean-up, and provides that if clean-up goals have not been met by the end of this period, then additional clean-up activities, at additional cost, may be required at that time. Implementation of the clean-up will not begin until after the ongoing Early Action Area (“EAA”) clean-ups have been completed. Typically, costs for monitoring may be in addition to those expended for the clean-up. While three of the EAA clean-ups have been completed to date, some work remains to be done on three other EAAs. Implementation of the clean-up also must await additional baseline sampling throughout the LDW Site and the preparation of a remedial design for performing the clean-up. On April 27, 2016, the LDWG entered into a third amendment of its Administrative Order on Consent with the EPA (the “AOC 3”) in which it agreed to perform the additional baseline sediment sampling and certain technical studies needed to prepare the actual remedial design.

On August 16, 2016, the EPA sent individual letters to each of the PRPs for the LDW Site, including NWCS, stating that it expects to initiate negotiations with all PRPs in early 2018 relating to a Remedial Design/Remedial Action (“RD/RA”) Consent Decree. An RD/RA Consent Decree provides for the cleanup of the entire site and is often referred to as a “global settlement.” In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a confidential and non-binding allocation of certain past response costs allegedly incurred at the LDW Site as well as the anticipated future response costs associated with the clean-up. The pre-remedial design work under the AOC 3 is now not expected to conclude until the end of 2019, and in March 2017, the PRPs provided the EPA with notice that the allocation is not scheduled to conclude until mid-2019. In June 2017, attorneys for the EPA informed attorneys for several PRPs that it now expects to begin RD/RA negotiations in the late summer or early fall of 2018. The Company cannot provide assurance that the EPA’s schedule can be met or will be adjusted. NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs, its specific allocation, or the likelihood of the parties then negotiating a global settlement with the EPA. Thus, NWCS cannot reasonably determine the likelihood of any outcome in this matter, including its potential liability.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

On February 11, 2016, NWCS received a letter (the “Letter”) from the United States Department of Commerce, National Oceanic and Atmospheric Administration (“NOAA”), describing certain investigatory activities conducted by the Elliott Bay Trustee Council (the “Council”).  The Council consists of all of the natural resources trustees for the LDW Site as well as two nearby Superfund sites, the Harbor Island site and the Lockheed West site.  The members of the Council include the United States, on behalf of the U.S. National Oceanic and Atmospheric Administration and the U.S. Department of the Interior, the Washington State Department of Ecology, and the Suquamish and Muckleshoot Indian Tribes (together, the “Trustees”).  The Letter appears to allege that NWCS may be a potentially liable party that allegedly contributed to the release of hazardous substances that have injured natural resources at the LDW Site.  Damages to natural resources are in addition to clean-up costs. The Letter, versions of which NWCS believes were sent to all or a group of the PRPs for the LDW Site, also notified its recipients of their opportunity to participate in the Trustees’ development of an Assessment Plan and the performance of a Natural Resources Damages Assessment (“NRDA”) in accordance with the Assessment Plan for both the LDW Site and the east and west waterways of the Harbor Island site.  NWCS timely responded with correspondence to the NOAA Office of General Counsel, in which it declined the invitation at that time.  NWCS does not know how other PRPs responded to the Letter, and has not received any further communication from NOAA or the Trustees.  The Trustees have not responded to NWCS’ letter and NWCS is not aware of any further action by the Trustees with respect to the Assessment Plan and NRDA. At this point, the Company is not able to determine the likelihood or amount of an assessment of natural resource damages against NWCS in connection with this matter.

Los Angeles County, California Landfill Expansion Litigation

A.	Chiquita Canyon, LLC Lawsuit Against Los Angeles County

In October 2004, the Company’s subsidiary, Chiquita Canyon, LLC (“CCL”), then under prior ownership, filed an application (the “Application”) with the County of Los Angeles (the “County”) Department of Regional Planning (the “Department”) for a conditional use permit (the “CUP”) to authorize the continued operation and expansion of the Chiquita Canyon Landfill (the “Landfill”). The Landfill has operated since 1972, and as a regional landfill, accepted approximately three million tons of materials for disposal and beneficial use in 2016. The Application requested expansion of the existing waste footprint on CCL’s contiguous property, an increase in maximum elevation, creation of a new entrance and new support facilities, construction of a facility for the County or another third-party operator to host household hazardous waste collection events, designation of an area for mixed organics/composting, and other modifications.

After many years of reviews and delays, upon the recommendation of County staff, and over CCL’s objections, the County’s Regional Planning Commission (the “Commission”) approved the Application on April 19, 2017, but imposed operating conditions, fees and exactions that substantially reduce the historical landfill operations and represent a large increase in aggregate taxes and fees. Current estimates for new costs imposed on CCL under the CUP are in excess of $250,000.

CCL appealed the Commission’s decision to the County Board of Supervisors, but the appeal was not successful. At a subsequent hearing, on July 25, 2017, the Board of Supervisors approved the CUP. On October 20, 2017, CCL filed in the Superior Court of Los Angeles County a verified petition for writ of mandate and complaint against the County and the County Board of Supervisors captioned Chiquita Canyon, LLC v. County of Los Angeles, No. BS171262 (Los Angeles Co. Super Ct.) (the “Complaint” or the “lawsuit”). The Complaint challenges the terms of the CUP in 13 counts generally alleging that the County violated multiple California and federal statutes and California and federal constitutional protections. CCL seeks the following relief: (a) an injunction and writ of mandate against certain of the CUP’s operational restrictions, taxes and fees, (b) a declaration that the challenged conditions are unconstitutional and in violation of state and federal statutes, (c) reimbursement for any such illegal fees paid under protest, (d) damages, (e) an award of just compensation for a taking, (f) attorney fees, and (g) all other appropriate legal and equitable relief.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

On December 6, 2017, the County filed a demurrer to the Complaint arguing that the Complaint is legally insufficient to proceed. The hearing on the demurrer is set for April 3, 2018. CCL believes that it has meritorious arguments to resist the demurrer. CCL will vigorously prosecute the lawsuit. However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

B.	CEQA Lawsuit Against Los Angeles County Challenging Environmental Review for Landfill Expansion

A separate lawsuit involving CCL and the Landfill was filed on August 24, 2017 by community activists alleging that the environmental review underlying the CUP was inadequate under state law. The Val Verde Civic Association, Citizens for Chiquita Canyon Landfill Compliance, and the Santa Clarita Organization for Planning the Environment filed a petition for writ of mandate in the Superior Court of California, County of Los Angeles against the County of Los Angeles, naming CCL as the real party in interest. The lawsuit seeks to overturn the County’s approval of the CUP for the expansion of the Landfill and the certification of the final Environmental Impact Report, arguing that the report violates the California Environmental Quality Act. Pursuant to Condition No. 6 of the CUP, which requires CCL to defend, indemnify, and hold harmless the County, its agents, officers, and employees from any claim or proceeding against the County brought by any third party to attack, set aside, void, or annul the CUP approval, CCL has agreed to reimburse the County for its legal costs associated with defense of the lawsuit. As the real party in interest, CCL has a right to notice and an opportunity to be heard in opposition to the petition for writ of mandate. No trial date or briefing schedule on the petition for writ of mandate has been established by the court. CCL intends to vigorously defend the lawsuit as the real party in interest. However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

C.	Solid Waste Management Fee Enforcement Order

On September 15, 2016, CCL received a letter from the County Department of Public Works (“DPW”), which alleged that from October 2011 to September 2014, CCL underpaid the County Solid Waste Management Fee in violation of the Los Angeles County Code. An invoice totaling more than $5,100, which included certain fees and penalties, was attached to the letter, with 30-day payment terms.

On September 29, 2016, CCL submitted an initial response to the DPW letter. CCL filed a protective administrative appeal on October 13, 2016. DPW responded on July 23, 2017, after the CUP was approved, rejecting CCL’s arguments and stating its intention to proceed with an enforcement order if the outstanding invoice was not paid. CCL responded on August 25, 2017, addressing each point raised by DPW and reiterated its position that no additional fees were due.

On August 30, 2017, DPW issued an enforcement order seeking payment of the Solid Waste Management Fee and the administrative penalties that had allegedly accrued through March 2015, together totaling more than $5,100. CCL filed a timely administrative appeal of the order on September 28, 2017. CCL is negotiating with County Counsel to set a briefing schedule and hearing date for the appeal. CCL also has a right to challenge in State court any decision of the hearing officer that is not supported by the law or substantial evidence. At this point, the Company is not able to determine the likelihood of any outcome in this matter.

D.	December 11, 2017 Notice of Violation Regarding Certain CUP Conditions.

The Department issued a Notice of Violation, dated December 11, 2017 (the “NOV”), alleging that CCL violated certain conditions of the CUP, including Condition 79(B)(6) of the CUP by failing to pay an $11,600 Bridge & Thoroughfare Fee (“B&T Fee”) that was purportedly due on July 25, 2017, to fund the construction of transportation infrastructure in the area of the Landfill. At the time the NOV was issued, CCL had already contested the legality of the B&T Fee in the Complaint.

On January 12, 2018, CCL filed an appeal of the alleged violations in the NOV. No hearing date has been set at this time and CCL may supplement the record and its arguments before and during the hearing. CCL also has a right to challenge in State court any decision of the hearing officer that is not supported by the law or substantial evidence. At this point, the Company is not able to determine the likelihood of any outcome in this matter.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Collective Bargaining Agreements

Twenty of the Company’s collective bargaining agreements have expired or are set to expire in 2018.  The Company does not expect any significant disruption in its overall business in 2018 as a result of labor negotiations, employee strikes or organizational efforts.

11.	SHAREHOLDERS' EQUITY

Share split

On April 26, 2017, the Company announced that its Board of Directors approved a split of its common shares on a three-for-two basis, which was approved by its shareholders at the Company’s Annual and Special Meeting of Shareholders on May 23, 2017. Shareholders of record on June 7, 2017 received from the Company’s transfer agent on June 16, 2017, one additional common share for every two common shares held. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the share split.

Cash Dividend

Old Waste Connections authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2017, New Waste Connections announced that its Board of Directors increased its regular quarterly cash dividend by $0.02, from $0.12 to $0.14 per share. Cash dividends of $131,975, $92,547 and $65,990 were paid during the years ended December 31, 2017, 2016 and 2015, respectively.

Normal Course Issuer Bid

On July 24, 2017, the Board of Directors of the Company approved, subject to receipt of regulatory approvals, the annual renewal of the Company’s normal course issuer bid (the “NCIB”) to purchase up to 13,181,806 of the Company’s common shares during the period of August 8, 2017 to August 7, 2018 or until such earlier time as the NCIB is completed or terminated at the option of the Company. The renewal followed on the conclusion of the Company’s original NCIB that expired August 7, 2017 under which no shares were repurchased. The Company received Toronto Stock Exchange (the “TSX”) approval for its annual renewal of the NCIB on August 2, 2017. Under the NCIB, the Company may make share repurchases only in the open market, including on the NYSE, the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

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

For the year ended December 31, 2017, the Company did not repurchase any common shares pursuant to the NCIB. For the year ended December 31, 2016, the Company did not repurchase any common shares pursuant to the NCIB nor did Old Waste Connections repurchase shares of its common stock pursuant to its share repurchase program. For the year ended December 31, 2015, Old Waste Connections repurchased 2,944,483 shares of common stock at an aggregate cost of $91,165.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Common Shares

Shares of Old Waste Connections common stock were converted into common shares of New Waste Connections, which do not have a stated par value; therefore, the portion of additional paid-in capital representing the amount of common shares issued above par for Old Waste Connections was reclassified into common shares of New Waste Connections during the year ended December 31, 2016. The Company is authorized to issue an unlimited number of common shares, and uses reserved but unissued common shares to satisfy its obligations under its equity-based compensation plans. As of December 31, 2017, the Company has reserved the following common shares for issuance:

For outstanding RSUs, PSUs and warrants	2,045,951
For future grants under the 2016 Incentive Award Plan	6,765,372
8,811,323

Common Shares Held in Trust

Common shares held in trust consist of shares of New Waste Connections held in a trust that were acquired by Progressive Waste prior to June 1, 2016 for the benefit of its U.S. and Canadian employees participating in certain share-based compensation plans. A total of 735,171 common shares were held in the trust on June 1, 2016 when it was acquired by the Company in the Progressive Waste acquisition. Common shares held in trust are classified as treasury shares in the Company’s Consolidated Balance Sheets. The Company will sell shares out of the trust and remit cash or shares to employees and non-employee directors as restricted share units vest and deferred share units settle, under the Progressive Waste share-based compensation plans that were continued by the Company. During the year ended December 31, 2017 and during the period of June 1, 2016 to December 31, 2016, the Company sold 171,264 and 397,774 common shares held in the trust, respectively, to settle restricted share units that vested and deferred share units that settled.

Special Shares

The Company is authorized to issue an unlimited number of special shares.  Holders of special shares are entitled to one vote in matters of the Company for each special share held.  The special shares carry no right to receive dividends or to receive the remaining property or assets of the Company upon dissolution or wind-up.  At December 31, 2017 and 2016, no special shares were issued.

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares, issuable in series.  Each series of preferred shares issued shall have rights, privileges, restrictions and conditions as determined by the Board of Directors prior to their issuance.  Preferred shareholders are not entitled to vote, but take preference over the common shareholders rights in the remaining property and assets of the Company in the event of dissolution or wind-up.  At December 31, 2017 and 2016, no preferred shares were issued.

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

On June 1, 2016, the Company’s Board of Directors adopted the 2016 Incentive Award Plan (the “2016 Plan”), which was approved by Progressive Waste’s shareholders on May 26, 2016. On July 24, 2017, the Board of Directors approved certain housekeeping amendments to the 2016 Plan. The 2016 Plan, as amended, is administered by the Company’s Compensation Committee and provides that the aggregate number of common shares which may be issued from treasury pursuant to awards made under the 2016 Plan is 7,500,000 common shares. Awards under the 2016 Plan may be made to employees, consultants and non-employee directors and may be made in the form of options, warrants, restricted shares, restricted share units, performance awards (which may be paid in cash, common shares, or a combination thereof), dividend equivalent awards (representing a right of the holder thereof to receive the equivalent value (which may be paid in cash or common shares) of dividends paid on common shares), and share payments (a payment in the form of common shares or an option or other right to purchase common shares as part of a bonus, defined compensation or other arrangement). Non-employee directors are also eligible to receive deferred share units, which represent the right to receive a cash payment or its equivalent in common shares (or a combination of cash and common shares), or which may at the time of grant be expressly limited to settlement only in cash and not in common shares.

Restricted Share Units – New Waste Connections

A summary of the Company’s RSU activity is presented below:

	Years Ended December 31,
	2017	2016	2015
Restricted share units granted	415,954	456,223	499,173
Weighted average grant-date fair value of restricted share units granted	$57.09	$38.38	$30.09
Total fair value of restricted share units granted	$23,748	$17,510	$15,019
Restricted share units becoming free of restrictions	571,258	646,761	718,029
Weighted average restriction period (in years)	3.8	3.9	3.9

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A summary of activity related to RSUs during the year ended December 31, 2017, is presented below:

	Unvested Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016	1,252,253	$28.07
Granted	415,954	57.09
Forfeited	(54,935)	45.02
Vested and Issued	(547,209)	29.53
Vested and Deferred	(24,049)	23.17
Outstanding at December 31, 2017	1,042,014	41.97

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose.  At the end of the deferral periods, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At December 31, 2017, 2016 and 2015, the Company had 351,570, 365,694 and 384,286 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units – New Waste Connections

A summary of the Company’s PSU activity is presented below:

	Years Ended December 31,
	2017	2016	2015
PSUs granted	210,103	221,466	358,035
Weighted average grant-date fair value of PSUs granted	$56.55	$37.83	$29.97
Total fair value of PSUs granted	$11,881	$8,379	$10,732
PSUs becoming free of restrictions	122,786	184,440	-
Weighted average restriction period (in years)	3.6	4.0	3.8

A summary of activity related to PSUs during the year ended December 31, 2017, is presented below:

	Unvested Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016	427,144	$34.07
Granted	210,103	56.55
Forfeited	-	-
Vested and Issued	(122,786)	33.38
Outstanding at December 31, 2017	514,461	43.42

During the year ended December 31, 2015, Old Waste Connections’ Compensation Committee granted PSUs to the Company’s executive officers and non-executive officers with three-year performance-based metrics that the Company had been required to meet before those awards were earned. However, as a result of the Progressive Waste acquisition, the Company’s Board of Directors accelerated the vesting of these PSUs at the target performance level, other than those PSUs held by Messrs. Mittelstaedt and Bouck, which were terminated.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

During the year ended December 31, 2017, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2019. During the same period, the Company’s Compensation Committee also granted PSUs with a one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period.  During each of the years ended December 31, 2016 and 2015, Old Waste Connections’ Compensation Committee granted PSUs to the Company’s executive officers and non-executive officers with a one-year performance-based metric that the Company was required to meet before those awards were earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period.  The Compensation Committee determines the achievement of performance results and corresponding vesting of PSUs for each performance period.

Share Purchase Warrants – New Waste Connections

The Company has outstanding share purchase warrants issued under the 2014 Plan and the 2016 Plan. Warrants to purchase the Company’s common shares were issued to certain consultants to the Company.  Warrants issued were fully vested and exercisable at the date of grant.  Warrants outstanding at December 31, 2017, expire between 2018 and 2022.

A summary of warrant activity during the year ended December 31, 2017, is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2016	176,886	$35.21
Granted	35,382	62.61
Forfeited	(41,568)	36.07
Exercised	(32,794)	33.31
Outstanding at December 31, 2017	137,906	42.43

The following table summarizes information about warrants outstanding as of December 31, 2017 and 2016:

	Warrants		Fair Value of Warrants	Outstanding at December 31,
Grant Date	Issued	Exercise Price	Issued	2017	2016
Throughout 2012	107,967	$20.35 to $22.02	628	-	9,931
Throughout 2014	75,604	$30.41 to $32.71	276	17,521	21,547
Throughout 2015	136,768	$28.30 to $36.32	1,333	75,978	129,742
Throughout 2016	15,666	$42.22 to $51.55	189	9,025	15,666
Throughout 2017	35,382	$53.65 to $69.96	595	35,382	-
				137,906	176,886

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Deferred Share Units – New Waste Connections and Progressive Waste Plans

A summary of the Company’s deferred share units (“DSUs”) activity is presented below:

	Years Ended December 31,
	2017	2016
DSUs granted	4,722	786
Weighted average grant-date fair value of DSUs granted	$57.65	$47.46
Total fair value of DSUs granted	$272	$37

A summary of activity related to DSUs during the year ended December 31, 2017, is presented below:

	Vested Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016	68,902	$24.09
Granted	4,722	57.65
Share settled	(35,390)	23.68
Cash settled	(25,096)	21.93
Outstanding at December 31, 2017	13,138	41.40

Restricted Share Units - Progressive Waste Plans

The Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting of RSUs. A summary of activity related to Progressive Waste RSUs during the year ended December 31, 2017, is presented below:

Outstanding at December 31, 2016	269,206
Cash settled	(107,716)
Forfeited	(2,980)
Outstanding at December 31, 2017	158,510

A summary of vesting activity related to Progressive Waste RSUs during the year ended December 31, 2017, is presented below:

Vested at December 31, 2016	222,517
Vested over remaining service period	26,233
Cash settled	(107,716)
Forfeited	(2,980)
Vested at December 31, 2017	138,054

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016. During the year ended December 31, 2017, 1,533 Progressive Waste RSUs, respectively, were forfeited and have been redistributed to other remaining active participants.

Performance-Based Restricted Share Units - Progressive Waste Plans

The Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for cash settlement only to employees upon vesting of performance-based restricted share units (“PSUs”) based on achieving target results. A summary of activity related to Progressive Waste PSUs during the year ended December 31, 2017, is presented below:

Outstanding at December 31, 2016	92,957
Cash settled, net of notional dividend	(32,515)
Forfeitures	(4,840)
Outstanding at December 31, 2017	55,602

A summary of vesting activity related to Progressive Waste PSUs during the year ended December 31, 2017, is presented below:

Vested at December 31, 2016	35,727
Vested over remaining service period	30,035
Cash settled, net of notional dividend	(32,515)
Forfeitures	(4,840)
Vested at December 31, 2017	28,407

No PSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

Share Based Options – Progressive Waste Plans

The Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting of share based options. A summary of activity related to Progressive Waste share based options during the year ended December 31, 2017, is presented below:

Outstanding at December 31, 2016	672,996
Share settled	(33,792)
Cash settled	(383,954)
Forfeited	(18,634)
Outstanding at December 31, 2017	236,616

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A summary of vesting activity related to Progressive Waste share based options during the year ended December 31, 2017, is presented below:

Vested at December 31, 2016	601,395
Vested over remaining service period	71,601
Share settled	(33,792)
Cash settled	(383,954)
Forfeited	(18,634)
Vested at December 31, 2017	236,616

No share based options under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

12.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting.  The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2017, 2016 and 2015, are as follows:

	Year Ended December 31, 2017
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$2,805	$(743)	$2,062
Fuel hedge amounts reclassified into cost of operations	2,818	(706)	2,112
Changes in fair value of interest rate swaps	7,835	(4,040)	3,795
Changes in fair value of fuel hedges	1,326	(367)	959
Foreign currency translation adjustment	142,486	-	142,486
	$157,270	$(5,856)	$151,414

	Year Ended December 31, 2016
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$6,654	$(1,715)	$4,939
Fuel hedge amounts reclassified into cost of operations	5,832	(2,225)	3,607
Changes in fair value of interest rate swaps	11,431	(2,239)	9,192
Changes in fair value of fuel hedges	3,804	(1,441)	2,363
Foreign currency translation adjustment	(50,931)	-	(50,931)
	$(23,210)	$(7,620)	$(30,830)

	Year Ended December 31, 2015
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$5,093	$(1,938)	$3,155
Fuel hedge amounts reclassified into cost of operations	3,217	(1,224)	1,993
Changes in fair value of interest rate swaps	(7,746)	2,926	(4,820)
Changes in fair value of fuel hedges	(11,138)	4,232	(6,906)
	$(10,574)	$3,996	$(6,578)

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A rollforward of the amounts included in AOCIL, net of taxes, is as follows:

	Fuel Hedges	Interest Rate Swaps	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(6,134)	$(6,037)	$-	$(12,171)
Amounts reclassified into earnings	3,607	4,939	-	8,546
Changes in fair value	2,363	9,192	-	11,555
Foreign currency translation adjustment	-	-	(50,931)	(50,931)
Balance at December 31, 2016	(164)	8,094	(50,931)	(43,001)
Amounts reclassified into earnings	2,112	2,062	-	4,174
Changes in fair value	959	3,795	-	4,754
Foreign currency translation adjustment	-	-	142,486	142,486
Balance at December 31, 2017	$2,907	$13,951	$91,555	$108,413

13.	INCOME TAXES

The Company’s operations are conducted through its various subsidiaries in countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned. For the years ended December 31, 2017 and 2016, Waste Connections, Inc. is the public parent corporation organized under the laws of Ontario, Canada. For the year ended December 31, 2015, Waste Connections US, Inc. (f/k/a Waste Connections, Inc.), a Delaware corporation, was the public parent corporation.

Income (loss) before provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2017	2016	2015
U.S.	$301,962	$243,955	$(126,286)
Non – U.S.	206,548	117,410	-
Income (loss) before income taxes	$508,510	$361,365	$(126,286)

The provision (benefit) for income taxes for the years ended December 31, 2017, 2016 and 2015, consists of the following:

	Years Ended December 31,
	2017	2016	2015
Current:
U.S. Federal	$45,089	$46,735	$86,053
State	19,848	14,692	14,809
Non – U.S.	18,537	10,307	-
	83,474	71,734	100,862
Deferred:
U.S. Federal	(203,131)	47,403	(117,549)
State	7,534	3,536	(14,905)
Non – U.S.	43,213	(8,629)	-
	(152,384)	42,310	(132,454)
Provision (benefit) for income taxes	$(68,910)	$114,044	$(31,592)

The Company is organized under the laws of Ontario, Canada; however, since the proportion of U.S. revenues, assets, operating income and associated tax provisions is significantly greater than any other single taxing jurisdiction within the worldwide group, the reconciliation of the differences between the Company’s income tax provision (benefit) as presented in the accompanying Consolidated Statements of Net Income (Loss) and income tax provision (benefit) computed at the federal statutory rate is presented on the basis of the U.S. federal statutory income tax rate of 35% as opposed to the Canadian statutory rate of approximately 27% to provide a more meaningful insight into those differences and provide greater comparability to prior years. The items shown in the following table are a percentage of pre-tax income (loss):

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Years Ended December 31,
	2017	2016	2015
U.S. federal statutory rate	35.0%	35.0%	(35.0)%
State taxes, net of federal benefit	4.1	3.9	(0.3)
Deferred income tax liability adjustments	0.5	0.6	(3.1)
Effect of international operations	(14.6)	(10.9)	-
Progressive Waste acquisition	-	2.3	-
Enactment of the Tax Act	(53.1)	-	-
Deferred tax on undistributed earnings	12.3	-	-
Goodwill impairment	2.1	-	12.3
Other	0.1	0.7	1.1
	(13.6)%	31.6%	(25.0)%

The comparability of the Company’s income tax provision (benefit) for the reported periods has been affected by variations in its income (loss) before income taxes.

During the years ended December 31, 2017 and 2016, the effects of international operations are primarily due to the Company’s non-U.S. income being taxed at rates substantially lower than the U.S. federal statutory rate, as well as a portion of the Company’s income from internal financing that is either untaxed or taxed at rates substantially lower than the U.S. federal statutory rate. As a result of the enactment of the Tax Act, the Company recorded a net deferred income tax benefit of $269,804 primarily due to the reduction of the corporate income tax rate effective for tax years beginning in 2018. Further, the Company recorded a deferred income tax expense of $62,350 associated with a portion of our U.S. earnings no longer deemed to be permanently reinvested. Additionally, the goodwill impairment within the E&P segment and disposal of goodwill from the divesture of certain operations, resulted in the write off of goodwill that was not deductible for tax purposes resulting in an increase to tax expense of $11,825.

During the year ended December 31, 2016, non-deductible expenses incurred in connection with the Progressive Waste acquisition resulted in an increase to tax expense of $9,048. During the year ended December 31, 2015, the Deferred income tax liability adjustments, due primarily to changes in the geographical apportionment of the Company’s state income taxes associated with the impairment of a portion of the goodwill, indefinite-lived intangible assets and property and equipment within the E&P segment, resulted in an increase to tax benefit of $3,869. Additionally, a portion of the aforementioned goodwill impairment within the E&P segment that was not deductible for tax purposes resulted in a decrease to federal tax benefit of $15,546.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The significant components of deferred income tax assets and liabilities, reduced by valuation allowances as applicable, as of December 31, 2017 and 2016 are presented below.

	2017	2016
Deferred income tax assets:
Accrued expenses	$17,108	$68,706
Compensation	19,157	28,994
Contingent liabilities	11,826	20,653
Finance costs	5,132	10,374
Tax credits and loss carryforwards	23,374	43,596
Other	7,295	10,022
Gross deferred income tax assets	83,892	182,345
Less: Valuation allowance	-	(14,567)
Net deferred income tax assets	83,892	167,778

Deferred income tax liabilities:
Goodwill and other intangibles	(273,408)	(383,205)
Property and equipment	(414,904)	(536,327)
Landfill closure/post-closure	(7,758)	(11,557)
Prepaid expenses	(9,912)	(13,244)
Interest rate and fuel hedges	(6,001)	(2,109)
Investment in subsidiaries	(62,676)	-
Total deferred income tax liabilities	(774,659)	(946,442)
Net deferred income tax liability	$(690,767)	$(778,664)

The Company has $31,448 of Canadian tax loss carryforwards with a 20-year carryforward period which will begin to expire in 2027, as well as various state tax losses with carryforward periods up to 20 years.

As of December 31, 2017, the Company had undistributed earnings of approximately $1,386,000 for which income taxes have not been provided on earnings of approximately $111,000. Additionally, the Company has not recorded deferred taxes on the excess amount of financial reporting over tax basis of approximately $297,000 attributable to the Company’s non-U.S. subsidiaries which are deemed to be permanently reinvested. It is not practical to estimate the additional tax that may become payable upon the eventual repatriation of these amounts to Canada; however, the tax impacts could result in a material increase to the Company’s effective tax rate. These permanently reinvested amounts are considered provisional under SAB 118, which provides a measurement period for companies to complete the accounting under ASC 740.

The Company and its subsidiaries are subject to U.S. federal and Canadian income tax, which are its principle operating jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2013, except for the Progressive Waste U.S. federal income tax jurisdiction, which remains open for years subsequent to 2007. Additionally, the Company has concluded all Canadian income tax matters for years through 2010.

The Company did not have any unrecognized tax benefits recorded at December 31, 2017, 2016 or 2015. The Company does not anticipate the total amount of unrecognized tax benefits will significantly change by December 31, 2018. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Under the current orientation, the Company’s Southern segment services customers located in Alabama, Arkansas, Florida, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; the Company’s Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, eastern Tennessee, Vermont and Wisconsin; the Company’s Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan; and the Company’s Central segment services customers located in Arizona, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming.  The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

The Company’s Chief Operating Decision Maker evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA. The Company defines segment EBITDA as earnings before interest, taxes, depreciation, amortization, impairments and other operating items, other income (expense) and foreign currency transaction gain (loss).  Segment EBITDA is not a measure of operating income, operating performance or liquidity under generally accepted accounting principles and may not be comparable to similarly titled measures reported by other companies.  The Company’s management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.  A reconciliation of segment EBITDA to Income (loss) before income tax provision is included at the end of this Note 14.

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2017, 2016 and 2015, is shown in the following tables:

Year Ended December 31, 2017	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Total Assets(e)
Southern	$1,262,147	$(146,283)	$1,115,864	$258,560	$151,417	$117,441	$2,718,296
Western	1,127,146	(119,916)	1,007,230	323,648	95,724	100,000	1,573,955
Eastern	1,137,608	(178,394)	959,214	273,942	136,998	101,569	2,024,527
Canada	828,755	(99,978)	728,777	264,693	121,174	62,690	2,677,557
Central	716,655	(88,488)	628,167	237,136	78,199	78,000	1,297,118
E&P	199,063	(7,827)	191,236	90,597	42,500	12,274	981,980
Corporate(a), (d)	-	-	-	(32,501)	6,472	7,313	741,248
	$5,271,374	$(640,886)	$4,630,488	$1,416,075	$632,484	$479,287	$12,014,681

Year Ended December 31, 2016	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Total Assets(e)
Southern	$809,926	$(96,545)	$713,381	$163,320	$99,323	$64,624	$2,869,841
Western	1,051,637	(116,318)	935,319	315,708	89,198	86,200	1,516,870
Eastern	741,283	(114,639)	626,644	189,220	88,748	77,478	1,519,576
Canada	476,585	(58,716)	417,869	153,446	71,228	25,380	2,554,324
Central	634,393	(72,852)	561,541	208,930	70,027	71,888	1,302,900
E&P	132,504	(11,395)	121,109	32,479	41,215	10,178	1,068,086
Corporate(a), (d)	-	-	-	(119,215)	4,173	8,975	272,328
	$3,846,328	$(470,465)	$3,375,863	$943,888	$463,912	$344,723	$11,103,925

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Year Ended December 31, 2015	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Total Assets(e)
Southern	$168,855	$(23,566)	$145,289	$35,718	$19,959	$20,779	$259,046
Western	984,283	(103,890)	880,393	290,937	83,073	82,118	1,498,296
Eastern	441,139	(75,313)	365,826	114,747	49,345	38,427	1,042,463
Canada	10,330	-	10,330	4,921	2,787	5,872	20,298
Central	559,801	(59,590)	500,211	184,006	64,072	57,163	1,070,505
E&P	226,782	(11,544)	215,238	70,132	47,339	31,632	1,115,234
Corporate(a), (d)	-	-	-	1,933	2,859	2,842	66,229
	$2,391,190	$(273,903)	$2,117,287	$702,394	$269,434	$238,833	$5,072,071

(a)       Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.  Amounts reflected are net of allocations to the six operating segments. For the year ended December 31, 2016, amounts also include costs associated with the Progressive Waste acquisition, including direct acquisition expenses, severance-related expenses, excise taxes, share-based compensation expenses associated with Progressive Waste share-based grants existing at June 1, 2016 and incentive compensation expenses based on the achievement of acquisition synergy goals. For the year ended December 31, 2017, amounts also include Progressive Waste integration-related expenses, direct acquisition expenses and share-based compensation expenses associated with Progressive Waste share-based grants existing at June 1, 2016.

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

(e)       Goodwill is included within total assets for each of the Company’s six operating segments.

The following table shows changes in goodwill during the years ended December 31, 2016 and 2017, by reportable segment:

	Southern	Western	Eastern	Canada	Central	E&P	Total
Balance as of December 31, 2015	$95,710	$373,820	$459,532	$-	$416,420	$77,343	$1,422,825
Goodwill acquired(a)	1,378,879	2,717	79,116	1,502,850	51,504	-	3,015,066
Goodwill adjustment for assets held for sale	(4,566)	-	(5,244)	-	-	-	(9,810)
Goodwill reclassified as assets held for sale	-	-	(244)	-	-	-	(244)
Impact of changes in foreign currency	-	-	-	(37,576)	-	-	(37,576)
Balance as of December 31, 2016	1,470,023	376,537	533,160	1,465,274	467,924	77,343	4,390,261
Goodwill acquired	7,510	20,971	275,006	7,127	1,018	-	311,632
Goodwill divested	(32,338)	-	(4,354)	-	(667)	-	(37,359)
Impairment loss	-	-	-	-	-	(77,343)	(77,343)
Goodwill adjustment for assets sold	2,205	-	321	-	-	-	2,526
Goodwill adjustment for assets held for sale	(11,080)	-	-	-	-	-	(11,080)
Impact of changes in foreign currency	-	-	-	103,137	-	-	103,137
Balance as of December 31, 2017	$1,436,320	$397,508	$804,133	$1,575,538	$468,275	$-	$4,681,774

(a) During the year ended December 31, 2017, the Company recorded an adjustment for $15,339 to decrease the value of property and equipment acquired in the Progressive Waste acquisition.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Property and equipment, net relating to operations in the United States and Canada are as follows:

	December 31,
	2017	2016
United States	$4,082,124	$4,002,665
Canada	738,810	735,390
Total	$4,820,934	$4,738,055

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income (loss) before income tax provision in the Consolidated Statements of Net Income (Loss) is as follows:

	Years ended December 31,
	2017	2016	2015
Southern segment EBITDA	$258,560	$163,320	$35,718
Western segment EBITDA	323,648	315,708	290,937
Eastern segment EBITDA	273,942	189,220	114,747
Canada segment EBITDA	264,693	153,446	4,921
Central segment EBITDA	237,136	208,930	184,006
E&P segment EBITDA	90,597	32,479	70,132
Subtotal reportable segments	1,448,576	1,063,103	700,461
Unallocated corporate overhead	(32,501)	(119,215)	1,933
Depreciation	(530,187)	(393,600)	(240,357)
Amortization of intangibles	(102,297)	(70,312)	(29,077)
Impairments and other operating items	(156,493)	(27,678)	(494,492)
Interest expense	(125,297)	(92,709)	(64,236)
Interest income	5,173	602	487
Other income (expense), net	3,736	53	(1,005)
Foreign currency transaction gain (loss)	(2,200)	1,121	-
Income (loss) before income tax provision	$508,510	$361,365	$(126,286)

The following tables reflect a breakdown of the Company’s revenue and inter-company eliminations for the periods indicated:

	Year Ended December 31, 2017
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$3,181,447	$(9,472)	$3,171,975	68.5%
Solid waste disposal and transfer	1,577,975	(609,567)	968,408	20.9
Solid waste recycling	161,730	(8,959)	152,771	3.3
E&P waste treatment, recovery and disposal	203,473	(11,468)	192,005	4.2
Intermodal and other	146,749	(1,420)	145,329	3.1
Total	$5,271,374	$(640,886)	$4,630,488	100.0%

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

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share attributable to the Company’s shareholders for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss) attributable to Waste Connections for basic and diluted earnings per share	$576,817	$246,540	$(95,764)
Denominator:
Basic shares outstanding	263,682,608	230,325,012	185,237,896
Dilutive effect of equity-based awards	619,803	756,484	-
Diluted shares outstanding	264,302,411	231,081,496	185,237,896

16.	EMPLOYEE BENEFIT PLANS

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Total employer expenses, including employer contributions and employer matching contributions, for the RSPs and 401(k) Plans were $14,703, $10,420 and $4,702, respectively, during the years ended December 31, 2017, 2016 and 2015.  These amounts include matching contributions Waste Connections made under the Deferred Compensation Plan, described below.

Multiemployer Pension Plans: The Company also participates in 10 “multiemployer” pension plans. The Company does not administer these multiemployer plans. In general, these plans are managed by the trustees, with the unions appointing certain trustees, and other contributing employers of the plan appointing certain others. The Company is generally not represented on the board of trustees.  The Company makes periodic contributions to these plans pursuant to its collective bargaining agreements.  The Company’s participation in multiemployer pension plans is summarized as follows:

	EIN/Pension Plan	Pension Protection Act Zone Status (a)			Company Contributions			Expiration Date of
Plan Name	Number/ Registration Number	2017	2016	FIP/RP Status (a),(b)	2017	2016	2015	Collective Bargaining Agreement
Western Conference of Teamsters Pension Trust	91-6145047 - 001	Green	Green	Not applicable	$4,191	$3,420	$4,314	12/15/2017 to 6/30/2021
Locals 302 & 612 of the IOUE - Employers Construction Industry Retirement Plan	91-6028571 - 001	Green	Green	Not applicable	275	252	242	9/30/2019
International Union of Operating Engineers Pension Trust	85512-1	Green as of 9/30/2015	Green as of 9/30/2015	Not applicable	219	120	-	3/31/2020 to 3/31/2021
Multi-Sector Pension Plan	1085653	Green	Green	Not applicable	228	112	-	12/31/2018
Local 813 Pension Trust Fund	13-1975659 - 001	Critical	Critical	Implemented	158	86	-	11/30/2019
Midwest Operating Engineers Pension Plan	36-6140097 - 001	Yellow as of 4/1/2016	Yellow as of 4/1/2015	Implemented	207	11	-	10/31/2020
Suburban Teamsters of Northern Illinois Pension Fund	36-6155778 - 001	Yellow	Not applicable	Implemented	877	-	-	1/31/2019 to 2/28/2019
Teamster Local 301 Pension Fund	36-6492992 - 001	Green	Not applicable	Not applicable	489	-	-	9/30/2018
Automobile Mechanics’ Local No. 701 Union and Industry Pension Fund	36-6042061 - 001	Yellow	Not applicable	Implemented	837	-	-	12/31/2018
Local 731, I.B. of T., Excavators and Pavers Pension Fund	36-6513565 - 001	Yellow	Not applicable	Implemented	4,342	-	-	9/30/2018
					$11,823	$4,001	$4,556

(a)	Unless otherwise noted in the table above, the most recent Pension Protection Act zone status available in 2017 and 2016 is for the plans’ years ended December 31, 2016 and 2015, respectively.
(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented.
(c)	A multiemployer defined benefit pension plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter, until certain conditions are met. The Company was not required to pay a surcharge to these plans during the years ended December 31, 2017 and 2016.

The status is based on information that the Company received from the pension plans and is certified by the pension plans’ actuary. Plans with “green” status are at least 80% funded. Plans with “yellow” status are less than 80% funded. Plans with “critical” status are less than 65% funded. The Company’s contributions to each individual multiemployer pension plan represent less than 5% of total contributions to such plan. Under current law regarding multiemployer benefit plans, a plan’s termination, the Company’s voluntary withdrawal, or the withdrawal of all contributing employers from any under-funded multiemployer pension plan would require the Company to make payments to the plan for its proportionate share of the multiemployer plan’s unfunded vested liabilities. The Company could have adjustments to its estimates for these matters in the near term that could have a material effect on its consolidated financial condition, results of operations or cash flows.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Deferred Compensation Plan: Effective for compensation paid on and after July 1, 2004, Old Waste Connections established a Deferred Compensation Plan for eligible employees, which was amended and restated effective January 1, 2008, January 1, 2010, September 22, 2011 and December 1, 2014, and as further amended on July 6, 2016 and October 25, 2017 (as amended to date, the “Deferred Compensation Plan”).  The Deferred Compensation Plan was assumed by the Company on June 1, 2016. The Deferred Compensation Plan is a non-qualified deferred compensation program under which the eligible participants, including officers and certain employees who meet a minimum salary threshold, may voluntarily elect to defer up to 80% of their base salaries and up to 100% of their bonuses, commissions and restricted share unit grants.  Effective as of December 1, 2014, Old Waste Connections’ Board of Directors determined to discontinue the option to allow eligible participants to defer restricted share unit grants pursuant to the Deferred Compensation Plan. Members of the Company’s Board of Directors are eligible to participate in the Deferred Compensation Plan with respect to their director fees. Although the Company periodically contributes the amount of its obligation under the plan to a trust for the benefit of the participants, the amounts of any compensation deferred under the Deferred Compensation Plan constitute an unsecured obligation of the Company to pay the participants in the future and, as such, are subject to the claims of other creditors in the event of insolvency proceedings.  Participants may elect certain future distribution dates on which all or a portion of their accounts will be paid to them, including in the case of a change in control of the Company.  Their accounts will be distributed to them in cash, except for amounts credited with respect to deferred restricted share unit grants, which will be distributed in the Company’s common shares pursuant to the 2014 Plan or the 2004 Plan.  In addition to the amount of participants’ contributions, the Company will pay participants an amount reflecting a deemed return based on the returns of various mutual funds or measurement funds selected by the participants, except in the case of restricted share units that were deferred and not subsequently exchanged into a measurement fund pursuant to the terms of the Deferred Compensation Plan, which will be credited to their accounts as Company common shares.  The measurement funds are used only to determine the amount of return the Company pays to participants and participant funds are not actually invested in the measurement fund, nor are any Company common shares acquired under the Deferred Compensation Plan.  During each of the three years ended December 31, 2017, 2016 and 2015, the Company also made matching contributions to the Deferred Compensation Plan of 50% of every dollar of a participating employee’s pre-tax eligible contributions until the employee’s contributions equaled 6% of the employee’s eligible compensation, less the amount of any match the Company made on behalf of the employee under the Waste Connections 401(k) Plan, and subject to certain deferral limitations imposed by the U.S. Internal Revenue Code on 401(k) plans, except that the Company’s matching contributions under the Deferred Compensation Plan were 100% vested when made.  The Company’s total liability for deferred compensation at December 31, 2017 and 2016 was $25,992 and $21,051, respectively, which was recorded in Other long-term liabilities in the Consolidated Balance Sheets.

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company’s unaudited consolidated quarterly results of operations for 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,091,266	$1,175,569	$1,206,478	$1,157,175
Operating income	26,404	206,910	218,770	175,014
Net income	15,020	123,887	123,410	315,128
Net income attributable to Waste Connections	14,874	123,656	123,227	315,086
Basic income per common share attributable to Waste Connections’ common shareholders	0.06	0.47	0.47	1.20
Diluted income per common share attributable to Waste Connections’ common shareholders	0.06	0.47	0.47	1.19

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

During the first quarter of 2017, the Company recorded a goodwill impairment charge of $77,343 at its E&P segment resulting from the Company’s early adoption of a new accounting standard on January 1, 2017 which required the recognition of goodwill impairment by the amount which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  During the first quarter of 2017, the Company also recorded $53,471 to adjust the carrying cost of assets held for disposal to fair market value and $11,313 to increase the fair value of an amount payable under a liability-classified contingent consideration arrangement from an acquisition closed in 2015 by Progressive Waste. During the fourth quarter of 2017, the Company recorded a $269,804 income tax benefit primarily resulting from the reduction to the corporate income tax rate due to the enactment of the Tax Act, a $62,350 income tax expense due to a portion of its U.S. earnings deemed to no longer be permanently reinvested and an $11,038 impairment charge for landfill development costs capitalized in prior years associated with a project to develop a new landfill in its Central segment that the Company is no longer pursuing.

The following table summarizes the Company’s unaudited consolidated quarterly results of operations for 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$514,680	$727,639	$1,084,922	$1,048,622
Operating income (loss)	90,979	63,495	158,666	139,157
Net income (loss)	45,017	27,720	88,881	85,703
Net income (loss) attributable to Waste Connections	44,842	27,489	88,617	85,592
Basic income (loss) per common share attributable to Waste Connections’ common shareholders	0.24	0.13	0.34	0.33
Diluted income (loss) per common share attributable to Waste Connections’ common shareholders	0.24	0.13	0.34	0.32

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

18.	SUBSEQUENT EVENT

On February 14, 2018, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.14 per Company common share.  The dividend will be paid on March 14, 2018, to shareholders of record on the close of business on February 28, 2018.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  This process includes policies and procedures that:  (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; (3) provide reasonable assurance that receipts and expenditures of ours are being made only in accordance with authorizations of our management; and (4) provide reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material affect on our financial statements would be prevented or timely detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2017.  In conducting our evaluation, we used the framework set forth in the report titled “Internal Control – Integrated Framework” (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change to our internal control over financial reporting that occurred during the three month period ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Compensatory Arrangements of Certain Officers.

On February 13, 2018, Ronald J. Mittelstaedt and Waste Connections US, Inc., a wholly owned subsidiary of the Company, entered into a second amendment (the “Second Amendment”) to the Separation Benefits Plan and Employment Agreement, effective February 13, 2012, as amended by that certain Amendment to Separation Benefits Plan and Employment Agreement, effective December 17, 2015 (the “Employment Agreement”). Pursuant to the terms of the Second Amendment, Mr. Mittelstaedt’s initial term of employment has been extended until February 13, 2023. During that period, he will continue to serve as the Chairman and Chief Executive Officer of the Company and its subsidiaries, including Waste Connections US, Inc., or, at his election, in the role of Executive Chairman of the Company’s Board of Directors. The Second Amendment granted a retention equity award, with a grant date value of $9 million, to Mr. Mittelstaedt, subject to a three-year vesting schedule and a claw back provision if he voluntarily terminates his employment with Waste Connections US, Inc. without Good Reason (as defined in the Employment Agreement) prior to February 13, 2023. In the event of Mr. Mittelstaedt’s termination, whether voluntary or involuntary, he has agreed to release and waive all claims against the Company and its subsidiaries, including Waste Connections US, Inc., subject to certain exceptions.

The Second Amendment amended the non-competition and non-solicitation provisions in the Employment Agreement to reflect the increase in scope of the Company’s business operations following the Progressive Waste acquisition. Furthermore, the Second Amendment included an amendment that allows the Company to recover from Mr. Mittelstaedt certain payments, which he may receive from Waste Connections US, Inc. in consideration for an extension of the term of Mr. Mittelstaedt’s non-competition provision, in the event he successfully challenges the scope of that provision.

Finally, the Second Amendment revised the Employment Agreement to: (1) change the governing law of the Employment Agreement; (2) narrow the scope of the Company’s recovery rights in the event of a breach of Mr. Mittelstaedt’s non-competition provision; and (3) accurately reflect the structure of the Company following the Progressive Waste acquisition.

The foregoing description of the Second Amendment is a summary and is qualified in its entirety by reference to the full text of the Second Amendment, a copy of which is filed as Exhibit 10.5 hereto and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth above in Part I under “Executive Officers of the Registrant” and in the paragraph below, the information required by Item 10 has been omitted from this Annual Report on Form 10-K, and is incorporated by reference to the sections “Election of Directors,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement and Management Information Circular for the 2018 Annual and Special Meeting of Shareholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2017 fiscal year.

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

Information required by Item 11 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Executive Compensation” and “Corporate Governance and Board Matters” in our definitive Proxy Statement and Management Information Circular for the 2018 Annual and Special Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by Item 12 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Principal Shareholders” and “Equity Compensation Plan Information” in our definitive Proxy Statement and Management Information Circular for the 2018 Annual and Special Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” in our definitive Proxy Statement and Management Information Circular for the 2018 Annual and Special Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the section “Appointment of Independent Registered Public Accounting Firm and Authorization of the Board of Directors to Fix the Remuneration of the Independent Registered Public Accounting Firm” in our definitive Proxy Statement and Management Information Circular for the 2018 Annual and Special Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See Index to Consolidated Financial Statements on page 75. The following Financial Statement Schedule is filed herewith on page 148 and made a part of this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)	Exhibits.

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of January 18, 2016, by and among the Registrant (f.k.a. Progressive Waste Solutions Ltd.), Water Merger Sub LLC, and Waste Connections US, Inc. (f.k.a. Waste Connections, Inc.) (incorporated by reference to Exhibit 99.2 of the Registrant’s Form 6-K filed on January 20, 2016)

3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2017)

3.2	Articles of Amalgamation (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 7, 2016)

3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 7, 2016)

3.4	By-law No. 1 of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed on June 7, 2016)

3.5	Form of Common Share Certificate (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 8-K filed on June 7, 2016)

4.1	Revolving Credit and Term Loan Agreement, dated as of June 1, 2016 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on June 7, 2016)

4.2	Master Note Purchase Agreement, dated as of June 1, 2016 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on June 7, 2016)

4.3	First Supplement to Master Note Purchase Agreement, dated as of February 13, 2017 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on February 17, 2017)

4.4	Master Note Purchase Agreement, dated July 15, 2008 (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on June 7, 2016)

4.5	Amendment No. 1 to Master Note Purchase Agreement, dated as of July 20, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on June 7, 2016)

4.6	First Supplement to Master Note Purchase Agreement, dated as of October 26, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Form 8-K filed on June 7, 2016)

4.7	Amendment No. 2 to Master Note Purchase Agreement, dated as of November 24, 2010 (incorporated by reference to Exhibit 4.6 of the Registrant’s Form 8-K filed on June 7, 2016)

4.8	Second Supplement to Master Note Purchase Agreement, dated as of April 1, 2011 (incorporated by reference to Exhibit 4.7 of the Registrant’s Form 8-K filed on June 7, 2016)

Exhibit Number	Description of Exhibits

4.9	Amendment No. 3 to Master Note Purchase Agreement, dated as of October 12, 2011 (incorporated by reference to Exhibit 4.8 of the Registrant’s Form 8-K filed on June 7, 2016)

4.10	Amendment No. 4 to Master Note Purchase Agreement, dated August 9, 2013 (incorporated by reference to Exhibit 4.9 of the Registrant’s Form 8-K filed on June 7, 2016)

4.11	Amendment No. 5 to Master Note Purchase Agreement, dated February 20, 2015 (incorporated by reference to Exhibit 4.10 of the Registrant’s Form 8-K filed on June 7, 2016)

4.12	Third Supplement to Master Note Purchase Agreement, dated as of June 11, 2015 (incorporated by reference to Exhibit 4.11 of the Registrant’s Form 8-K filed on June 7, 2016)

4.13	Amendment No. 6 to Master Note Purchase Agreement, dated June 1, 2016 (incorporated by reference to Exhibit 4.12 of the Registrant’s Form 8-K filed on June 7, 2016)

4.14	Assumption and Exchange Agreement, dated June 1, 2016 relating to the Master Note Purchase Agreement dated July 15, 2008 as amended and supplemented through and including June 1, 2016 and as further modified by the Assumption and Exchange Agreement (incorporated by reference to Exhibit 4.13 of the Registrant’s Form 8-K filed on June 7, 2016)

10.1 +	Form of Indemnification Agreement dated June 1, 2016, between Waste Connections, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 8-K filed on June 7, 2016)

10.2 +	Employment Agreement between the Registrant and Matthew Black, dated as of March 1, 2012 (incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K filed on February 27, 2017)

10.3 +	Separation Benefits Plan and Employment Agreement by and between Waste Connections US, Inc. and Ronald J. Mittelstaedt, effective February 13, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 7, 2016)

10.4 +	Amendment to Separation Benefits Plan and Employment Agreement between Waste Connections US, Inc. and Ronald J. Mittelstaedt (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on June 7, 2016)

10.5 +*	Second Amendment to Separation Benefits Plan and Employment Agreement between Waste Connections US, Inc. and Ronald J. Mittelstaedt.

10.6 +	Separation Benefits Plan, effective February 13, 2012 (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed on June 7, 2016)

10.7 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Steven F. Bouck, effective February 13, 2012 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on June 7, 2016)

10.8 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Worthing F. Jackman, effective February 13, 2012 (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on June 7, 2016)

10.9 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Darrell W. Chambliss, effective February 13, 2012 (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 8-K filed on June 7, 2016)

Exhibit Number	Description of Exhibits

10.10 +	Employment Agreement between Waste Connections US, Inc. and Patrick J. Shea, dated as of February 1, 2008 (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on June 7, 2016)

10.11 +	First Amended and Restated Employment Agreement between Waste Connections US, Inc. and David G. Eddie, dated as of October 1, 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on June 7, 2016)

10.12 +	First Amended and Restated Employment Agreement between the Registrant and David M. Hall, dated as of October 1, 2005 (incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K filed on February 27, 2017)

10.13 +	Form of Amendment to Employment Agreement between Waste Connections US, Inc. and each of David G. Eddie, David M. Hall and Patrick J. Shea (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed on June 7, 2016)

10.14 +	Employment Agreement between Waste Connections US, Inc. and James M. Little, dated as of September 13, 1999 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on June 7, 2016)

10.15 +	Form of Amendment to Employment Agreement between Waste Connections US, Inc. and James M. Little (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on June 7, 2016)

10.16 +*	Employment Agreement between Waste Connections US, Inc. and Mary Anne Whitney, dated as of March 1, 2012

10.17 +	Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on July 26, 2017)

10.18 +	Form of Restricted Share Unit Award Agreement (with One-Year Performance Period) under the Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 8-K filed on June 7, 2016)

10.19 +	Form of Performance-Based Restricted Share Unit Award Agreement (with Three-Year Performance Period) under the Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 8-K filed on June 7, 2016)

10.20 +	Form of Restricted Share Unit Agreement for Non-employee Directors under the Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.16 of the Registrant’s Form 8-K filed on June 7, 2016)

10.21 +	Form of Restricted Share Unit Agreement under the Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.17 of the Registrant’s Form 8-K filed on June 7, 2016)

10.22 +	Form of Deferred Share Unit Agreement for Non-Employee Directors under the Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on October 31, 2016)

10.23 +*	Form of Warrant to Purchase Common Shares of Waste Connections, Inc. under the Waste Connections, Inc. 2016 Incentive Award Plan

Exhibit Number	Description of Exhibits

10.24 +	Waste Connections US, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.20 of the Registrant’s Form 8-K filed on June 7, 2016)

10.25 +	Form of Grant Agreement for Restricted Stock Units under Waste Connections US, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.21 of the Registrant’s Form 8-K filed on June 7, 2016)

10.26 +*	Form of Grant Agreement for Restricted Stock Units (with One-Year Performance Period) under Waste Connections US, Inc. 2014 Incentive Award Plan

10.27 +	Form of Grant Agreement for Performance-Based Restricted Stock Units (with Three-Year Performance Period) under the Waste Connections US, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.22 of the Registrant’s Form 8-K filed on June 7, 2016)

10.28 +*	Form of Grant Agreement for Restricted Stock Units for Non-employee Directors under the Waste Connections US, Inc. 2014 Incentive Award Plan

10.29 +	Form of Warrant to Purchase Common Stock under the Waste Connections US, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.24 of the Registrant’s Form 8-K filed on June 7, 2016)

10.30 +	Waste Connections US, Inc. Third Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Form 8-K filed on June 7, 2016)

10.31 +	Waste Connections US, Inc. Nonqualified Deferred Compensation Plan, amended and restated as of December 1, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 5, 2016)

10.32 +	Amendment to the Waste Connections, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 22, 2016)

10.33 +	Amendment No. 2 to the Waste Connections, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on October 26, 2017)

10.34 +	Waste Connections, Inc. Synergy Bonus Program (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 22, 2016)

10.35 +*	Waste Connections, Inc. Compensation Recoupment Policy

12.1 *	Statement regarding Computation of Ratios

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of Independent Registered Public Accounting Firm

23.2 *	Consent of Independent Registered Public Accounting Firm

24.1 *	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1 *	Certification of Chief Executive Officer

31.2 *	Certification of Chief Financial Officer

Exhibit Number	Description of Exhibits

32.1 *	Certificate of Chief Executive Officer

32.2 *	Certificate of Chief Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waste Connections, Inc.

	By:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
Date: February 15, 2018		Chief Executive Officer and Chairman

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

Signature	Title	Date

/s/ Ronald J. Mittelstaedt	Chief Executive Officer and Chairman
Ronald J. Mittelstaedt	(principal executive officer)	February 15, 2018

/s/ Worthing F. Jackman	Executive Vice President and Chief Financial Officer
Worthing F. Jackman	(principal financial officer)	February 15, 2018

/s/ David G. Eddie	Senior Vice President and Chief Accounting Officer
David G. Eddie	(principal accounting officer)	February 15, 2018

/s/ Robert H. Davis
Robert H. Davis	Director	February 15, 2018

/s/ Edward E. Guillet
Edward E. Guillet	Director	February 15, 2018

/s/ Michael W. Harlan
Michael W. Harlan	Director	February 15, 2018

/s/ Larry S. Hughes
Larry S. Hughes	Director	February 15, 2018

/s/ Susan Lee
Susan Lee	Director	February 15, 2018

/s/ William J. Razzouk
William J. Razzouk	Director	February 15, 2018

WASTE CONNECTIONS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2017, 2016 and 2015

(in thousands of U.S. dollars)

		Additions		Deductions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Write-offs, Net of Collections)	Balance at End of Year
Allowance for Doubtful Accounts:
Year Ended December 31, 2017	$13,160	$14,363	$-	$(10,369)	$17,154
Year Ended December 31, 2016	7,738	13,980	-	(8,558)	13,160
Year Ended December 31, 2015	9,175	5,423	-	(6,860)	7,738

