Form 10-Q
period 2018-03-31
Waste Connections, Inc.
filed 2018-05-02
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

☑ Large accelerated	☐ Accelerated	☐ Non-accelerated	☐ Smaller reporting	☐ Emerging growth
filer	filer	filer (Do not check if a smaller reporting company)	company	company

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

Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common shares:

As of April 25, 2018:    263,471,231 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and equivalents	$217,537	$433,815
Accounts receivable, net of allowance for doubtful accounts of $16,780 and $17,154 at March 31, 2018 and December 31, 2017, respectively	555,285	554,458
Current assets held for sale	1,509	1,596
Prepaid expenses and other current assets	195,318	186,999
Total current assets	969,649	1,176,868

Restricted cash	77,008	122,652
Restricted investments	44,230	44,360
Property and equipment, net	4,924,263	4,820,934
Goodwill	4,772,949	4,681,774
Intangible assets, net	1,077,560	1,087,436
Long-term assets held for sale	12,267	12,625
Other assets, net	85,292	68,032
	$11,963,218	$12,014,681
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$287,894	$330,523
Book overdraft	18,965	19,223
Accrued liabilities	260,542	278,039
Deferred revenue	156,528	145,197
Current portion of contingent consideration	14,462	15,803
Current liabilities held for sale	2,071	2,155
Current portion of long-term debt and notes payable	1,675	11,659
Total current liabilities	742,137	802,599

Long-term debt and notes payable	3,878,698	3,899,572
Long-term portion of contingent consideration	43,199	31,482
Other long-term liabilities	307,205	316,191
Deferred income taxes	711,241	690,767
Total liabilities	5,682,480	5,740,611

Commitments and contingencies (Note 17)

Equity:
Common shares: 263,467,240 shares issued and 263,327,956 shares outstanding at March 31, 2018; 263,660,803 shares issued and 263,494,670 shares outstanding at December 31, 2017	4,147,475	4,187,568
Additional paid-in capital	109,613	115,743
Accumulated other comprehensive income	56,893	108,413
Treasury shares: 139,284 and 166,133 shares at March 31, 2018 and December 31, 2017, respectively	-	-
Retained earnings	1,961,297	1,856,946
Total Waste Connections’ equity	6,275,278	6,268,670
Noncontrolling interest in subsidiaries	5,460	5,400
Total equity	6,280,738	6,274,070
	$11,963,218	$12,014,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three months ended March 31,
	2018	2017
Revenues	$1,140,131	$1,091,266
Operating expenses:
Cost of operations	659,803	643,380
Selling, general and administrative	131,308	129,051
Depreciation	133,185	125,240
Amortization of intangibles	26,098	25,510
Impairments and other operating items	1,030	141,681
Operating income	188,707	26,404

Interest expense	(32,370)	(29,131)
Interest income	1,155	449
Other income (expense), net	(387)	1,017
Foreign currency transaction loss	(221)	(590)
Income (loss) before income tax provision	156,884	(1,851)
Income tax (provision) benefit	(31,852)	16,871
Net income	125,032	15,020
Less: Net income attributable to noncontrolling interests	(163)	(146)
Net income attributable to Waste Connections	$124,869	$14,874
Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.47	$0.06
Diluted	$0.47	$0.06
Shares used in the per share calculations:
Basic	263,827,963	263,061,945
Diluted	264,588,069	263,903,223

Cash dividends per common share	$0.14	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three months ended March 31,
	2018	2017
Net income	$125,032	$15,020

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(599)	1,081
Fuel hedge amounts reclassified into cost of operations	(1,148)	964
Changes in fair value of interest rate swaps	11,769	1,027
Changes in fair value of fuel hedges	615	(3,224)
Foreign currency translation adjustment	(59,331)	17,434
Other comprehensive income (loss), before tax	(48,694)	17,282
Income tax (expense) benefit related to items of other comprehensive income (loss)	(2,826)	304
Other comprehensive income (loss), net of tax	(51,520)	17,586
Comprehensive income	73,512	32,606
Less: Comprehensive income attributable to noncontrolling interests	(163)	(146)
Comprehensive income attributable to Waste Connections	$73,349	$32,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	Waste Connections’ Equity
	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Treasury Shares		Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Earnings	Interests	Total
Balances at December 31, 2017	263,494,670	$4,187,568	$115,743	$108,413	166,133	$-	$1,856,946	$5,400	$6,274,070
Sale of common shares held in trust	26,849	1,947	-	-	(26,849)	-	-	-	1,947
Vesting of restricted share units	452,700	-	-	-	-	-	-	-	-
Vesting of performance-based restricted share units	154,181	-	-	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	114	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of equity-based compensation	(206,084)	-	(14,121)	-	-	-	-	-	(14,121)
Equity-based compensation	-	-	7,991	-	-	-	-	-	7,991
Repurchase of common shares	(594,474)	(42,040)	-	-	-	-	-	-	(42,040)
Cash dividends on common shares	-	-	-	-	-	-	(36,814)	-	(36,814)
Amounts reclassified into earnings, net of taxes	-	-	-	(1,301)	-	-	-	-	(1,301)
Changes in fair value of cash flow hedges, net of taxes	-	-	-	9,112	-	-	-	-	9,112
Foreign currency translation adjustment	-	-	-	(59,331)	-	-	-	-	(59,331)
Cumulative effect adjustment from adoption of new accounting pronouncement	-	-	-	-	-	-	16,296	-	16,296
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(103)	(103)
Net income	-	-	-	-	-	-	124,869	163	125,032
Balances at March 31, 2018	263,327,956	$4,147,475	$109,613	$56,893	139,284	$-	$1,961,297	$5,460	$6,280,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED MARCH 31, 2017

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	Waste Connections’ Equity
	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Treasury Shares		Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Earnings	Interests	Total
Balances at December 31, 2016	262,802,843	$4,174,808	$102,220	$(43,001)	224,929	$-	$1,413,488	$7,362	$5,654,877
Sale of common shares held in trust	42,366	2,369	-	-	(28,244)	-	-	-	2,369
Vesting of restricted share units	527,679	-	-	-	-	-	-	-	-
Vesting of performance-based restricted share units	122,796	-	-	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	34,038	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of equity-based compensation	(244,434)	-	(13,030)	-	-	-	-	-	(13,030)
Equity-based compensation	-	-	7,555	-	-	-	-	-	7,555
Exercise of options and warrants	49,954	1,946	-	-	-	-	-	-	1,946
Cash dividends on common shares	-	-	-	-	-	-	(31,707)	-	(31,707)
Amounts reclassified into earnings, net of taxes	-	-	-	1,391	-	-	-	-	1,391
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(1,239)	-	-	-	-	(1,239)
Foreign currency translation adjustment	-	-	-	17,434	-	-	-	-	17,434
Cumulative effect adjustment from adoption of new accounting pronouncement	-	-	1,384	-	-	-	(1,384)	-	-
Net income	-	-	-	-	-	-	14,874	146	15,020
Balances at March 31, 2017	263,335,242	$4,179,123	$98,129	$(25,415)	196,685	$-	$1,395,271	$7,508	$5,654,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$125,032	$15,020
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	2,863	129,887
Depreciation	133,185	125,240
Amortization of intangibles	26,098	25,510
Foreign currency transaction loss	221	590
Deferred income taxes, net of acquisitions	20,957	(26,528)
Amortization of debt issuance costs	1,076	1,013
Share-based compensation	9,180	12,990
Interest income on restricted investments	(120)	(137)
Interest accretion	3,665	3,424
Adjustments to contingent consideration	702	11,313
Payment of contingent consideration recorded in earnings	(11)	-
Net change in operating assets and liabilities, net of acquisitions	(15,601)	(10,844)
Net cash provided by operating activities	307,247	287,478
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(311,964)	(344,265)
Capital expenditures for property and equipment	(91,216)	(91,205)
Proceeds from disposal of assets	1,002	18,815
Change in restricted investments, net of interest income	-	(1,423)
Other	(104)	(650)
Net cash used in investing activities	(402,282)	(418,728)
Cash flows from financing activities:
Proceeds from long-term debt	35,625	436,086
Principal payments on notes payable and long-term debt	(106,812)	(170,374)
Payment of contingent consideration recorded at acquisition date	(2,205)	(5,290)
Change in book overdraft	(295)	20,047
Proceeds from option and warrant exercises	-	1,946
Payments for repurchase of common shares	(42,040)	-
Payments for cash dividends	(36,814)	(31,707)
Tax withholdings related to net share settlements of equity-based compensation	(14,121)	(13,030)
Debt issuance costs	(2,188)	(633)
Proceeds from sale of common shares held in trust	1,947	2,369
Other	(103)	-
Net cash provided by (used in) financing activities	(167,006)	239,414
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18	87
Net increase (decrease) in cash, cash equivalents and restricted cash	(262,023)	108,251
Cash, cash equivalents and restricted cash at beginning of period	556,467	169,112
Plus (less): change in cash held for sale	101	(27)
Cash, cash equivalents and restricted cash at end of period	$294,545	$277,336
Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$64,622	$146,537
Non-cash consideration received for asset sales	$-	$8,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

1.	BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three month periods ended March 31, 2018 and 2017.  In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Revenue From Contracts With Customers. In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers.   The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized.  The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 for public entities, with early adoption permitted (but not earlier than the original effective date of the pronouncement).  The Company adopted the amended guidance using the modified retrospective method as of January 1, 2018.

Under the new standard, the Company records revenue when control is transferred to the customer, generally at the time the Company provides waste collection services. The Company adopted the standard through the application of the portfolio approach. The Company selected a sample of customer contracts, by revenue type, to assess under the guidance of the new standard that are characteristically representative of each portfolio. The Company has completed its review of the sample contracts, and there was not a significant change to the pattern or timing of revenue recognition as a result of adopting the new standard.

The Company has identified all material contract types and costs that may be impacted by the new standard.  The new standard did not have a material impact on operating revenues.  However, upon adoption of the new standard, the Company recognized an asset from the capitalization of certain sales incentives as contract acquisition costs totaling $16,296.  Prior to adoption, the Company expensed approximately $16,000 in sales incentives annually.   Under the new standard, the sales incentive costs are being amortized to Selling, general and administrative expense over the expected life of the customer relationship, which ranges from one to five years. The Company recorded amortization expense of $4,114 for the sales incentives costs during the three months ended March 31, 2018.  Additional areas of the new standard the Company evaluated for potential impact included volume discounts, free service periods, rebates and principal versus agent arrangements, none of which resulted in a material impact on the Company’s consolidated financial statements.

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

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued guidance that addresses eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice.  The new standard is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, provided that all of the amendments are adopted in the same period.  The guidance requires application using a retrospective transition method.  The Company adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s statement of cash flows.

Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. In October 2016, the FASB issued guidance that eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted; however, the guidance can only be adopted in the first interim period of a fiscal year. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Statement of Cash Flows: Restricted Cash. In November 2016, the FASB issued guidance that requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The new standard is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. The Company adopted this guidance as of January 1, 2018. All prior periods have been adjusted to conform to the current period presentation, which resulted in an increase in cash used in investing activities of $45,568 and $5,869 for the three months ended March 31, 2018 and 2017.

Stock Compensation: Scope of Modification Accounting. In May 2017, the FASB issued guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new standard is effective prospectively for all companies for annual periods beginning on or after December 15, 2017.  Early adoption is permitted. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued guidance which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update are intended to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The effective date for the standard is for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Accounting for the Tax Effects of the Tax Cuts and Jobs Act. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Tax Act’s one-time deemed repatriation transition tax (the “Transition Tax”) on certain unrepatriated earnings of non-U.S. subsidiaries is a tax on previously untaxed accumulated and current earnings and profits of certain of the Company’s non-U.S. subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. In 2017, the Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $1,000; however, the Company continues to evaluate additional information in order to better estimate the Transition Tax obligation. Additionally, the Company has not concluded on its policy regarding the accounting for the tax impacts of global intangible low-taxed income, and the permanently reinvested amounts attributable to the Company’s non-U.S. subsidiaries are considered provisional under SAB 118.

4.	RECLASSIFICATION

As disclosed within other footnotes of the financial statements, interest income, restricted cash, restricted investments and segment information reported in the Company’s prior year have been reclassified to conform with the 2018 presentation.

5.	LANDFILL ACCOUNTING

At March 31, 2018, the Company’s landfills consisted of 80 owned landfills, eight landfills operated under life-of-site operating agreements and four landfills operated under limited-term operating agreements.  The Company’s landfills had site costs with a net book value of $2,788,443 at March 31, 2018.  For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term.  Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of March 31, 2018, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 26 years.  As of March 31, 2018, the Company is seeking to expand permitted capacity at 13 of its owned landfills and four landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 30 years, with lives ranging from approximately 1 to 158 years.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

During the three months ended March 31, 2018 and 2017, the Company expensed $44,760 and $42,988, respectively, or an average of $4.52 and $4.55 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2018 and 2017 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects the Company’s long-term credit adjusted risk free rate as of the end of both 2017 and 2016.  The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2018 and 2017. The resulting final capping, closure and post-closure obligations are recorded on the condensed consolidated balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the three months ended March 31, 2018 and 2017, the Company expensed $3,146 and $2,866 respectively, or an average of $0.32 and $0.30 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2017 to March 31, 2018:

Final capping, closure and post-closure liability at December 31, 2017	$237,817
Adjustments to final capping, closure and post-closure liabilities	(13,344)
Liabilities incurred	3,762
Accretion expense associated with landfill obligations	3,146
Closure payments	(35)
Assumption of closure liabilities from acquisitions	2,517
Foreign currency translation adjustment	(771)
Final capping, closure and post-closure liability at March 31, 2018	$233,092

Liabilities incurred of $3,762 for the three months ended March 31, 2018, represent non-cash increases to final capping, closure and post-closure liabilities. The adjustment to final capping, closure and post-closure liabilities primarily consisted of decreases in estimated closure and post closure costs at several of the Company’s landfills, most notably its Chiquita Canyon landfill, and changes to engineering estimates related to proposed expansions as well as timing of closure events and total site capacity.  These decreases were partially offset by increases in estimated post closure costs and adjustments to reduce the remaining lives at certain sites. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At March 31, 2018 and December 31, 2017, $55,994 and $56,090 of the Company’s restricted cash and investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

6.	ACQUISITIONS

In January 2018, the Company acquired Bay Disposal, LLC and Hampton Roads Recovery Center, LLC (collectively, “Bay Disposal & Recycling”), which provides solid waste collection, disposal, transfer and recycling services in southeastern Virginia and northeastern North Carolina. Additionally, in March 2018, the Company acquired Right Away Disposal (“RAD”), which provides solid waste collection, disposal, transfer and recycling services in Arizona. The purchase price for RAD included contingent consideration of $11,593, representing the fair value of up to $12,582 of amounts payable to the former owners based on the achievement of certain operating targets specified in the asset purchase agreement. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the three-year period in which the obligation is expected to be settled, and applying a discount rate of 2.7%.

In addition to the acquisitions of Bay Disposal & Recycling and RAD, the Company acquired one immaterial non-hazardous solid waste collection business during the three months ended March 31, 2018. The total acquisition-related costs incurred during the three months ended March 31, 2018 for these acquisitions was $2,385. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

In addition to the acquisition of Groot, the Company acquired four individually immaterial non-hazardous solid waste collection businesses during the three months ended March 31, 2017. The total acquisition-related costs incurred during the three months ended March 31, 2017 for these acquisitions was $1,744. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the three months ended March 31, 2018 and 2017:

	2018 Acquisitions	2017 Acquisitions
Fair value of consideration transferred:
Cash	$311,964	$344,265
Debt assumed	45,431	56,957
Notes issued to sellers	-	13,460
	357,395	414,682

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	6,421	12,998
Prepaid expenses and other current assets	1,849	2,305
Property and equipment	212,689	138,831
Long-term franchise agreements and contracts	8,104	31,700
Customer lists	13,852	15,794
Other intangibles	-	27,261
Accounts payable and accrued liabilities	(2,314)	(13,345)
Deferred revenue	(2,523)	(3,176)
Contingent consideration	(11,593)	(15)
Other long-term liabilities	(2,517)	-
Deferred income taxes	(244)	(59,584)
Total identifiable net assets	223,724	152,769
Goodwill	$133,671	$261,913

Goodwill acquired during the three months ended March 31, 2018 and 2017, totaling $133,428 and $10,297, respectively, is expected to be deductible for tax purposes.

The fair value of acquired working capital related to four individually immaterial acquisitions completed during the twelve months ended March 31, 2018, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these four acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the three months ended March 31, 2018, is $6,780, of which $359 is expected to be uncollectible.  The gross amount of trade receivables due under contracts acquired during the three months ended March 31, 2017, is $13,739, of which $741 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisitions of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

7.	ASSETS HELD FOR SALE

As of March 31, 2018, assets classified as held for sale consist of certain operating markets in the Company’s Southern segment. The assets held for sale have been recognized at the lower of cost or fair value less costs to sell, which resulted in recording an estimated loss on disposal of $19,189 to Impairments and other operating items in the Condensed Consolidated Statements of Net Income during the year ended December 31, 2017. The expected consideration may include cash and non-monetary assets.

The Company’s assets and liabilities held for sale as of March 31, 2018 and December 31, 2017, were comprised of the following:

	March 31, 2018	December 31, 2017
Current assets held for sale:
Cash and equivalents	$91	$192
Accounts receivable	1,206	1,185
Other current assets	212	219
	$1,509	$1,596
Long-term assets held for sale:
Property and equipment	$12,265	$12,623
Other assets	2	2
	$12,267	$12,625
Current liabilities held for sale:
Accounts payable	$709	$804
Accrued liabilities	223	215
Deferred revenue	1,139	1,136
	$2,071	$2,155

8.	INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at March 31, 2018:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$486,726	$(132,830)	$-	$353,896
Customer lists	416,724	(192,483)	-	224,241
Permits and other	316,189	(38,988)	-	277,201
	1,219,639	(364,301)	-	855,338
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	-	-	158,591
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,507)	21,348
	260,729	-	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,480,368	$(364,301)	$(38,507)	$1,077,560

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the three months ended March 31, 2018 was 15.0 years. The weighted-average amortization period of customer lists acquired during the three months ended March 31, 2018 was 10.0 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$481,293	$(123,591)	$-	$357,702
Customer lists	405,683	(180,440)	-	225,243
Permits and other	317,984	(35,715)	-	282,269
	1,204,960	(339,746)	-	865,214
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	-	-	158,591
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,507)	21,348
	260,729	-	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,465,689	$(339,746)	$(38,507)	$1,087,436

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2018	$103,932
For the year ending December 31, 2019	$92,936
For the year ending December 31, 2020	$83,603
For the year ending December 31, 2021	$68,887
For the year ending December 31, 2022	$59,891

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

9.	LONG-TERM DEBT

The following table presents the Company’s long-term debt as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Revolver under Credit Agreement, bearing interest ranging from 2.83% to 3.70% (a)	$172,183	$192,101
Term loan under Credit Agreement, bearing interest at 3.08% (a)	1,637,500	1,637,500
2018 Senior Notes	50,000	50,000
2019 Senior Notes	175,000	175,000
2021 Senior Notes	100,000	100,000
New 2021 Senior Notes	150,000	150,000
2022 Senior Notes	125,000	125,000
2023 Senior Notes	200,000	200,000
2024 Senior Notes	150,000	150,000
2025 Senior Notes	375,000	375,000
2026 Senior Notes	400,000	400,000
2027 Senior Notes	250,000	250,000
Tax-exempt bonds, bearing interest ranging from 1.59% to 1.69% (a)	95,430	95,430
Notes payable to sellers and other third parties, bearing interest at 2.75% to 24.81% (a)	15,734	26,290
	3,895,847	3,926,321
Less – current portion	(1,675)	(11,659)
Less – debt issuance costs	(15,474)	(15,090)
	$3,878,698	$3,899,572

(a) Interest rates represent the interest rates incurred at March 31, 2018.

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

On April 20, 2017, pursuant to the 2016 NPA, and the 2016 First Supplement, the Company issued and sold to certain accredited investors $400,000 aggregate principal amount of senior unsecured notes consisting of $150,000 aggregate principal amount, which will mature on April 20, 2024 with an annual interest rate of 3.24% (the “2024 Senior Notes”) and $250,000 aggregate principal amount, which will mature on April 20, 2027 with an annual interest rate of 3.49% (the “2027 Senior Notes” and collectively with the 2024 Senior Notes, the “2017A Senior Notes”) in a private placement. The 2017A Senior Notes bear interest at fixed rates with interest payable in arrears semi-annually on the first day of October and April beginning on October 1, 2017, and on the respective maturity dates, until the principal thereunder becomes due and payable.

On March 21, 2018, the Company entered into that certain Amendment No. 1 to Master Note Purchase Agreement (the “2016 NPA First Amendment”), with each of the holders party thereto, which amended the 2016 NPA.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

The 2016 NPA First Amendment, among other things, provided for certain amendments to the 2016 NPA to facilitate (i) certain conforming changes to align certain provisions of the 2016 NPA, the Assumed 2008 NPA (as defined below) and the Credit Agreement (as defined below) and (ii) the release of all subsidiary guarantors in relation to obligations under the 2016 NPA and the 2016 Senior Notes (as defined below) (the “2016 Release”).

Pursuant to the terms and conditions of the 2016 NPA, the Company has outstanding senior unsecured notes (the “2016 Senior Notes”) consisting of (i) $150,000 of 2.39% senior notes due June 1, 2021 (the “New 2021 Senior Notes”), (ii) $200,000 of 2.75% senior notes due June 1, 2023 (the “2023 Senior Notes”), (iii) $400,000 of 3.03% senior notes due June 1, 2026 (the “2026 Senior Notes”) and (iv) $400,000 of the 2017A Senior Notes. No new notes were issued by the Company in connection with the 2016 NPA First Amendment.

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

The 2016 Senior Notes are unsecured obligations and rank pari passu with obligations under the Credit Agreement and the 2008 Senior Notes (defined below). Following the 2016 Release, there are currently no subsidiary guarantors in relation to the obligations under the 2016 NPA or the 2016 Senior Notes.

The 2016 Senior Notes are subject to representations, warranties, covenants and events of default customary for a private placement of senior unsecured notes. Upon the occurrence of an event of default, payment of the 2016 Senior Notes may be accelerated by the holders of the 2016 Senior Notes. The 2016 Senior Notes may also be prepaid by the Company at par plus a make-whole amount determined by the amount of excess, if any, of the discounted value of the remaining scheduled payments with respect to the called principal of such 2016 Senior Notes minus the amount of such called principal, provided that the make whole shall in no event be less than zero. The discounted value is determined using market-based discount rates. In addition, the Company will be required to offer to prepay the 2016 Senior Notes upon certain changes in control. The 2016 NPA also contemplates certain offers of prepayments for specified tax reasons or certain noteholder sanctions events.

2008 Master Note Purchase Agreement

On June 1, 2016, pursuant to the terms of the Agreement and Plan of Merger dated as of January 18, 2016, Water Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Progressive Waste Solutions Ltd., merged with and into Waste Connections US, Inc. (f/k/a Waste Connections, Inc.), a Delaware corporation (“Old Waste Connections”) with Old Waste Connections continuing as the surviving corporation and an indirect wholly-owned subsidiary of Waste Connections, Inc. (f/k/a Progressive Waste Solutions Ltd.), a corporation organized under the laws of Ontario, Canada (the “Progressive Waste acquisition”). Prior to the closing of the Progressive Waste acquisition, Old Waste Connections, certain subsidiaries of Old Waste Connections (together with Old Waste Connections, the “Obligors”) and certain holders of the 2008 Senior Notes (defined below) entered into that certain Amendment No. 6 (the “Sixth Amendment”) to that certain Master Note Purchase Agreement, dated July 15, 2008 (the “2008 NPA”). Following the closing of the Progressive Waste acquisition, the Company entered into that certain Assumption and Exchange Agreement (as amended, restated, amended and restated, supplemented or modified from time to time, the “Assumption Agreement”) with Old Waste Connections, to and in favor of the holders of the notes issued from time to time under the 2008 NPA as amended by Amendment No. 1 to the 2008 NPA dated as of July 20, 2009, as supplemented by First Supplement to the 2008 NPA dated as of October 26, 2009, as amended by Amendment No. 2 to the 2008 NPA dated as of November 24, 2010, as supplemented by Second Supplement to the 2008 NPA dated as of April 1, 2011, as amended by Amendment No. 3 to the 2008 NPA dated as of October 12, 2011, as amended by Amendment No. 4 to the 2008 NPA dated as of August 9, 2013, as amended by Amendment No. 5 to the 2008 NPA dated as of February 20, 2015, as supplemented by Third Supplement to the 2008 NPA dated as of June 11, 2015 and as modified by the Assumption Agreement (the 2008 NPA, as so amended, restated, amended and restated, supplemented or otherwise modified from time to time “Assumed 2008 NPA”). The term “Progressive Waste” is used herein in the context of references to Progressive Waste Solutions Ltd. and its shareholders prior to the completion of the Progressive Waste acquisition on June 1, 2016.

On March 21, 2018, the Company entered into that certain Amendment No. 7 to the Assumed 2008 NPA (the “2008 NPA Seventh Amendment”), with each of the holders party thereto, which amended the Assumed 2008 NPA. The 2008 NPA Seventh Amendment, among other things, provides certain amendments to the Assumed 2008 NPA to facilitate (i) certain conforming changes to align the provisions of the Assumed 2008 NPA, the 2016 NPA and the Credit Agreement and (ii) the release of all subsidiary guarantors in relation to obligations under the Assumed 2008 NPA and the 2008 Senior Notes (the “2008 Release”).

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

Pursuant to the terms and conditions of the Assumed 2008 NPA, the Company has outstanding senior unsecured notes (the “2008 Senior Notes”) consisting of $50,000 of 4.00% senior notes due 2018 (the “2018 Senior Notes”), $175,000 of 5.25% senior notes due 2019 (the “2019 Senior Notes”), $100,000 of 4.64% senior notes due 2021 (the “2021 Senior Notes), $125,000 of 3.09% senior notes due 2022 (the “2022 Senior Notes”) and $375,000 of 3.41% senior notes due 2025 (the “2025 Senior Notes”).

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

The 2008 Senior Notes are unsecured obligations and rank pari passu with obligations under the Credit Agreement and the 2016 Senior Notes. Following the 2008 Release, there are no subsidiary guarantors in relation to the Company’s obligations under the Assumed 2008 NPA or the 2008 Senior Notes.

The 2008 Senior Notes are subject to representations, warranties, covenants and events of default customary for a private placement of senior unsecured notes. Upon the occurrence of an event of default, payment of the 2008 Senior Notes may be accelerated by the holders of the 2008 Senior Notes. The 2008 Senior Notes may also be prepaid by the Company at par plus a make-whole amount determined by the amount of excess, if any, of the discounted value of the remaining scheduled payments with respect to the called principal of such 2008 Senior Notes minus the amount of such called principal, provided that the make whole shall in no event be less than zero. The discounted value is determined using market-based discount rates. In addition, the Company will be required to offer to prepay the 2008 Senior Notes upon certain changes in control; however, no such prepayment offer was accepted in connection with the Progressive Waste acquisition. The Assumed 2008 NPA also contemplates certain offers of prepayments for specified tax reasons or certain noteholder sanctions events.

Credit Agreement

Details of the Credit Agreement are as follows:

	March 31, 2018	December 31, 2017
Revolver under Credit Agreement
Available	$1,173,985	$1,149,813
Letters of credit outstanding	$216,332	$220,586
Total amount drawn, as follows:	$172,183	$192,101
Amount drawn – Canadian prime rate loan	$7,756	$16,739
Interest rate applicable - Canadian prime rate loan	3.70%	3.45%
Amount drawn – Canadian bankers’ acceptance	$164,427	$175,362
Interest rate applicable – Canadian bankers’ acceptance	2.83%	2.64%
Commitment – rate applicable	0.15%	0.15%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$1,637,500	$1,637,500
Interest rate applicable – U.S. based LIBOR loan	3.08%	2.77%

On June 1, 2016, the Company entered into that certain Revolving Credit and Term Loan Agreement with Bank of America, N.A., acting through its Canada Branch, as global agent, the swing line lender and letter of credit issuer, Bank of America, N.A., as the U.S. Agent and a letter of credit issuer, the lenders (the “Lenders”) and any other financial institutions from time to time party thereto.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

On March 21, 2018 the Revolving Credit and Term Loan Agreement was amended and restated in its entirety pursuant to an Amended and Restated Revolving Credit and Term Loan Agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) entered into by the Company and the Lenders and any other financial institutions from time to time party thereto. Entry into the Credit Agreement, among other things, facilitated the release of each of the Company’s subsidiaries guaranteeing the obligations under the Revolving Credit and Term Loan Agreement. There are no subsidiary guarantors under the Credit Agreement. The Credit Agreement has a scheduled maturity date of March 21, 2023.

 Pursuant to the terms and conditions of the Credit Agreement, the Lenders remain committed to providing a $3,200,000 credit facility to the Company, consisting of (i) revolving advances up to an aggregate principal amount of $1,562,500 at any one time outstanding, and (ii) a term loan in an aggregate principal amount of $1,637,500, which term loan was fully drawn at closing of the Revolving Credit and Term Loan Agreement and remained and continued to be fully drawn at closing of the Credit Agreement. As part of the aggregate commitments under the revolving advances, the Credit Agreement provides for letters of credit to be issued at the request of the Company in an aggregate amount not to exceed $500,000 and for swing line loans to be issued at the request of the Company in an aggregate amount not to exceed the lesser of $75,000 and the aggregate commitments under the revolving advances. This swing line sublimit is part of, and not in addition to, the aggregate commitments under the revolving advances. Existing letters of credit in place under the Revolving Credit and Term Loan Agreement are continued and now deemed issued under and governed by the terms of the Credit Agreement. Subject to certain specified conditions and additional deliveries, the Company has the option to request increases in the aggregate commitments for revolving advances and one or more additional term loans, provided that (i) the aggregate principal amount of such requests does not exceed $500,000 and (ii) the aggregate principal amount of commitments and term loans under the credit facility does not exceed $3,700,000.

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

Under the current orientation, the Company’s Southern segment services customers located in Alabama, Arkansas, Florida, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; the Company’s Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; the Company’s Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan; and the Company’s Central segment services customers located in Arizona, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming.  The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

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

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2018 and 2017, is shown in the following tables:

Three Months Ended March 31, 2018	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$308,955	$(35,616)	$273,339	$68,907
Western	275,121	(29,958)	245,163	72,658
Eastern	287,839	(45,960)	241,879	67,433
Canada	191,687	(21,713)	169,974	59,266
Central	175,200	(21,410)	153,790	58,421
E&P	57,621	(1,635)	55,986	28,679
Corporate(a)	-	-	-	(6,344)
	$1,296,423	$(156,292)	$1,140,131	$349,020

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

Three Months Ended March 31, 2017	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$317,339	$(37,216)	$280,123	$68,940
Western	264,001	(28,411)	235,590	75,569
Eastern	270,674	(41,705)	228,969	64,629
Canada	187,954	(22,401)	165,553	58,121
Central	163,812	(19,503)	144,309	52,652
E&P	39,066	(2,344)	36,722	14,545
Corporate(a)	-	-	-	(15,621)
	$1,242,846	$(151,580)	$1,091,266	$318,835

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the six operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

Total assets for each of the Company’s reportable segments at March 31, 2018 and December 31, 2017, were as follows:

	March 31, 2018	December 31, 2017
Southern	$2,694,866	$2,718,296
Western	1,542,251	1,573,955
Eastern	2,240,584	2,024,527
Canada	2,580,194	2,677,557
Central	1,430,485	1,297,118
E&P	974,266	981,980
Corporate	500,572	741,248
Total Assets	$11,963,218	$12,014,681

The following tables show changes in goodwill during the three months ended March 31, 2018 and 2017, by reportable segment:

	Southern	Western	Eastern	Canada	Central	E&P	Total
Balance as of December 31, 2017	$1,436,320	$397,508	$804,133	$1,575,538	$468,275	$-	$4,681,774
Goodwill acquired	604	640	95,702	-	36,725	-	133,671
Impact of changes in foreign currency	-	-	-	(42,496)	-	-	(42,496)
Balance as of March 31, 2018	$1,436,924	$398,148	$899,835	$1,533,042	$505,000	$-	$4,772,949

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

	Southern	Western	Eastern	Canada	Central	E&P	Total
Balance as of December 31, 2016	$1,470,023	$376,537	$533,160	$1,465,274	$467,924	$77,343	$4,390,261
Goodwill acquired	11,736	-	246,491	3,316	370	-	261,913
Impairment loss	-	-	-	-	-	(77,343)	(77,343)
Goodwill adjustment for assets sold	-	-	321	-	-	-	321
Goodwill adjustment for assets held for sale	(29,000)	-	-	-	-	-	(29,000)
Goodwill reclassified as assets held for sale	(29,295)	-	-	-	-	-	(29,295)
Impact of changes in foreign currency	-	-	-	12,788	-	-	12,788
Balance as of March 31, 2017	$1,423,464	$376,537	$779,972	$1,481,378	$468,294	$-	$4,529,645

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income (loss) before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended March 31,
	2018	2017
Southern segment EBITDA	$68,907	$68,940
Western segment EBITDA	72,658	75,569
Eastern segment EBITDA	67,433	64,629
Canada segment EBITDA	59,266	58,121
Central segment EBITDA	58,421	52,652
E&P segment EBITDA	28,679	14,545
Subtotal reportable segments	355,364	334,456
Unallocated corporate overhead	(6,344)	(15,621)
Depreciation	(133,185)	(125,240)
Amortization of intangibles	(26,098)	(25,510)
Impairments and other operating items	(1,030)	(141,681)
Interest expense	(32,370)	(29,131)
Interest income	1,155	449
Other income (expense), net	(387)	1,017
Foreign currency transaction loss	(221)	(590)
Income (loss) before income tax provision	$156,884	$(1,851)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

The following tables reflect a breakdown of the Company’s revenue and inter-company eliminations for the periods indicated:

	Three months ended March 31, 2018
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$809,646	$(2,399)	$807,247	70.8%
Solid waste disposal and transfer	370,929	(149,568)	221,361	19.4
Solid waste recycling	23,485	(972)	22,513	2.0
E&P waste treatment, recovery and disposal	58,359	(2,749)	55,610	4.9
Intermodal and other	34,004	(604)	33,400	2.9
Total	$1,296,423	$(156,292)	$1,140,131	100.0%

	Three months ended March 31, 2017
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$768,346	$(2,200)	$766,146	70.2%
Solid waste disposal and transfer	357,025	(143,441)	213,584	19.6
Solid waste recycling	43,889	(2,584)	41,305	3.8
E&P waste treatment, recovery and disposal	39,821	(2,968)	36,853	3.4
Intermodal and other	33,765	(387)	33,378	3.0
Total	$1,242,846	$(151,580)	$1,091,266	100.0%

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives on the Condensed Consolidated Balance Sheets at fair value.  All of the Company’s derivatives have been designated as cash flow hedges; therefore, the effective portion of the changes in the fair value of derivatives will be recognized in accumulated other comprehensive income (loss) (“AOCIL”) until the hedged item is recognized in earnings.  The ineffective portion of the changes in the fair value of derivatives will be immediately recognized in earnings.  The Company classifies cash inflows and outflows from derivatives within operating activities on the Condensed Consolidated Statements of Cash Flows.

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings issued under the Credit Agreement.  The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at March 31, 2018 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

At March 31, 2018, the Company’s derivative instruments included 14 interest rate swap agreements as follows:

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

At March 31, 2018, the Company’s derivative instruments included one fuel hedge agreement as follows:

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

The fair values of derivative instruments designated as cash flow hedges as of March 31, 2018, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$7,448	Accrued liabilities(a)	$(318)
	Other assets, net	23,018

Fuel hedges	Prepaid expenses and other current assets(b)	3,347
Total derivatives designated as cash flow hedges		$33,813		$(318)

(a)       Represents the estimated amount of the existing unrealized gains and losses, respectively, on interest rate swaps as of March 31, 2018 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)       Represents the estimated amount of the existing unrealized gains on the fuel hedge as of March 31, 2018 (based on the forward DOE diesel fuel index curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2017, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$5,193	Accrued liabilities	$(903)
	Other assets, net	15,182	Other long-term liabilities	(493)

Fuel hedges	Prepaid expenses and other current assets	3,880
Total derivatives designated as cash flow hedges		$24,255		$(1,396)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three months ended March 31, 2018 and 2017:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCIL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCIL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017		2018	2017
Interest rate swaps	$8,651	$755	Interest expense	$(441)	$795
Fuel hedges	461	(1,994)	Cost of operations	(860)	596
Total	$9,112	$(1,239)		$(1,301)	$1,391

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts.  There was no significant ineffectiveness recognized on the fuel hedges during the three months ended March 31, 2018 and 2017.

See Note 15 for further discussion on the impact of the Company’s hedge accounting to its consolidated comprehensive income (loss) and AOCIL.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and fuel hedges.  As of March 31, 2018 and December 31, 2017, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of March 31, 2018 and December 31, 2017, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy.  The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of March 31, 2018 and December 31, 2017, are as follows:

	Carrying Value at		Fair Value* at
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
2018 Senior Notes	$50,000	$50,000	$50,004	$50,223
2019 Senior Notes	$175,000	$175,000	$180,398	$182,547
2021 Senior Notes	$100,000	$100,000	$103,194	$104,985
New 2021 Senior Notes	$150,000	$150,000	$144,936	$146,855
2022 Senior Notes	$125,000	$125,000	$122,247	$124,532
2023 Senior Notes	$200,000	$200,000	$190,623	$194,660
2024 Senior Notes	$150,000	$150,000	$147,947	$149,133
2025 Senior Notes	$375,000	$375,000	$363,852	$375,311
2026 Senior Notes	$400,000	$400,000	$376,054	$388,760
2027 Senior Notes	$250,000	$250,000	$247,152	$250,029

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedges, restricted cash and investments and contingent consideration, refer to Note 14.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

13.	NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$124,869	$14,874

Denominator:
Basic shares outstanding	263,827,963	263,061,945
Dilutive effect of equity-based awards	760,106	841,278
Diluted shares outstanding	264,588,069	263,903,223

14.	FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges.  The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts.  The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedges.  The assumptions used in preparing the DCF model include:  (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contracts.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $3.01 to $3.02 at March 31, 2018 and from $2.95 to $3.00 at December 31, 2017. The weighted average DOE index curve used in the DCF model was $3.01 and $2.96 at March 31, 2018 and December 31, 2017, respectively. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position.  The Company’s restricted cash and investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf.  The Company’s restricted cash and investments measured at fair value are invested primarily in U.S. government and agency securities, money market accounts and Canadian bankers’ acceptance notes.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, were as follows:

	Fair Value Measurement at March 31, 2018 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net asset position	$30,148	$-	$30,148	$-
Fuel hedge derivative instrument – net asset position	$3,347	$-	$-	$3,347
Restricted cash and investments	$119,913	$-	$119,913	$-
Contingent consideration	$(57,661)	$-	$-	$(57,661)

	Fair Value Measurement at December 31, 2017 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net asset position	$18,979	$-	$18,979	$-
Fuel hedge derivative instrument – net liability position	$3,880	$-	$-	$3,880
Restricted cash and investments	$165,592	$-	$165,592	$-
Contingent consideration	$(47,285)	$-	$-	$(47,285)

The following table summarizes the changes in the fair value for Level 3 derivatives for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$3,880	$(264)
Realized (gains) losses included in earnings	(1,148)	964
Unrealized gains included in AOCIL	615	(3,224)
Ending balance	$3,347	$(2,524)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$47,285	$51,826
Contingent consideration recorded at acquisition date	11,593	15
Payment of contingent consideration recorded at acquisition date	(2,205)	(5,290)
Payment of contingent consideration recorded in earnings	(11)	-
Adjustments to contingent consideration	702	11,313
Interest accretion expense	400	463
Foreign currency translation adjustment	(103)	-
Ending balance	$57,661	$58,327

15.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting.  The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31, 2018
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$(599)	$158	$(441)
Fuel hedge amounts reclassified into cost of operations	(1,148)	288	(860)
Changes in fair value of interest rate swaps	11,769	(3,118)	8,651
Changes in fair value of fuel hedge	615	(154)	461
Foreign currency translation adjustment	(59,331)	-	(59,331)
	$(48,694)	$(2,826)	$(51,520)

	Three months ended March 31, 2017
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,081	$(286)	$795
Fuel hedge amounts reclassified into cost of operations	964	(368)	596
Changes in fair value of interest rate swaps	1,027	(272)	755
Changes in fair value of fuel hedges	(3,224)	1,230	(1,994)
Foreign currency translation adjustment	17,434	-	17,434
	$17,282	$304	$17,586

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

A rollforward of the amounts included in AOCIL, net of taxes, for the three months ended March 31, 2018 and 2017, is as follows:

	Fuel Hedges	Interest Rate Swaps	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$2,907	$13,951	$91,555	$108,413
Amounts reclassified into earnings	(860)	(441)	-	(1,301)
Changes in fair value	461	8,651	-	9,112
Foreign currency translation adjustment	-	-	(59,331)	(59,331)
Balance at March 31, 2018	$2,508	$22,161	$32,224	$56,893

	Fuel Hedges	Interest Rate Swaps	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(164)	$8,094	$(50,931)	$(43,001)
Amounts reclassified into earnings	596	795	-	1,391
Changes in fair value	(1,994)	755	-	(1,239)
Foreign currency translation adjustment	-	-	17,434	17,434
Balance at March 31, 2017	$(1,562)	$9,644	$(33,497)	$(25,415)

See Note 11 for further discussion on the Company’s derivative instruments.

16.	SHAREHOLDERS' EQUITY

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the three-month period ended March 31, 2018, is presented below:

Unvested Shares
Outstanding at December 31, 2017	1,042,014
Granted	452,285
Forfeited	(18,083)
Vested and issued	(452,700)
Vested and deferred	(3,653)
Outstanding at March 31, 2018	1,019,863

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the three-month period ended March 31, 2018 was $69.09.

Recipients of RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose.  At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At March 31, 2018 and 2017, the Company had 355,110 and 355,711 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the three-month period ended March 31, 2018, is presented below:

Unvested Shares
Outstanding at December 31, 2017	514,461
Granted	211,471
Forfeited	(34)
Vested and issued	(154,181)
Outstanding at March 31, 2018	571,717

During the three months ended March 31, 2018, the Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2020. During the same period, the Compensation Committee also granted PSUs with a one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period.  The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period.  The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the three-month period ended March 31, 2018 was $69.16.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the three-month period ended March 31, 2018, is presented below:

Vested Shares
Outstanding at December 31, 2017	13,138
Granted	4,038
Outstanding at March 31, 2018	17,176

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the three-month period ended March 31, 2018 was $70.47.

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste RSUs during the three-month period ended March 31, 2018, is presented below:

Outstanding at December 31, 2017	158,510
Cash settled	(26,618)
Forfeited	(238)
Outstanding at March 31, 2018	131,654

A summary of vesting activity related to Progressive Waste RSUs during the three-month period ended March 31, 2018, is presented below:

Vested at December 31, 2017	138,054
Vested over remaining service period	5,236
Cash settled	(26,618)
Forfeited	(238)
Vested at March 31, 2018	116,434

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

Other Performance-Based Restricted Share Units

PSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for cash settlement only to employees upon vesting based on achieving target results. A summary of activity related to Progressive Waste PSUs during the three-month period ended March 31, 2018, is presented below:

Outstanding at December 31, 2017	55,602
Cash settled, net of notional dividend	(26,614)
Forfeited	(1,909)
Outstanding at March 31, 2018	27,079

A summary of vesting activity related to Progressive Waste PSUs during the three-month period ended March 31, 2018, is presented below:

Vested at December 31, 2017	28,407
Vested over remaining service period	1,872
Cash settled, net of notional dividend	(26,614)
Forfeited	(1,909)
Vested at March 31, 2018	1,756

No PSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

Share Based Options

Share based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share based options during the three-month period ended March 31, 2018, is presented below:

Outstanding at December 31, 2017	236,616
Cash settled	(1,000)
Outstanding at March 31, 2018	235,616

No share based options under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016. All outstanding share based options were vested as of December 31, 2017.

Normal Course Issuer Bid

On July 24, 2017, the Board of Directors of the Company approved, subject to receipt of regulatory approvals, the annual renewal of the Company’s normal course issuer bid (the “NCIB”) to purchase up to 13,181,806 of the Company’s common shares during the period of August 8, 2017 to August 7, 2018 or until such earlier time as the NCIB is completed or terminated at the option of the Company. The renewal followed on the conclusion of the Company’s original NCIB that expired August 7, 2017 under which no shares were repurchased. The Company received Toronto Stock Exchange (the “TSX”) approval for its annual renewal of the NCIB on August 2, 2017. Under the NCIB, the Company may make share repurchases only in the open market, including on the New York Stock Exchange (the “NYSE”), the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

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

During the three months ended March 31, 2018, the Company repurchased 594,474 common shares pursuant to the NCIB at an aggregate cost of $42,040. For the three months ended March 31, 2017, the Company did not repurchase any common shares pursuant to the NCIB. As of March 31, 2018, the remaining maximum number of shares available for repurchase under the program was 12,587,332.

Cash Dividend

In October 2017, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.02, from $0.12 to $0.14 per share. Cash dividends of $36,814 and $31,707 were paid during the three months ended March 31, 2018 and 2017, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of March 31, 2018, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

On August 16, 2016, the EPA sent individual letters to each of the PRPs for the LDW Site, including NWCS, stating that it expects to initiate negotiations with all PRPs in early 2018 relating to a Remedial Design/Remedial Action (“RD/RA”) Consent Decree. An RD/RA Consent Decree provides for the cleanup of the entire site and is often referred to as a “global settlement.” In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a confidential and non-binding allocation of certain past response costs allegedly incurred at the LDW Site as well as the anticipated future response costs associated with the clean-up. The pre-remedial design work under the AOC 3 is now not expected to conclude until the end of 2019, and in March 2017, the PRPs provided the EPA with notice that the allocation is not scheduled to conclude until mid-2019. With recent extensions, the allocation is now scheduled to conclude in early 2020. In June 2017, attorneys for the EPA informed attorneys for several PRPs that it now expects to begin RD/RA negotiations in the late summer or early fall of 2018. The Company cannot provide assurance that the EPA’s schedule can be met or will be adjusted. NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs, its specific allocation, or the likelihood of the parties then negotiating a global settlement with the EPA. Thus, NWCS cannot reasonably determine the likelihood of any outcome in this matter, including its potential liability.

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

Los Angeles County, California Landfill Expansion Litigation

A.	Chiquita Canyon, LLC Lawsuit Against Los Angeles County

In October 2004, the Company’s subsidiary, Chiquita Canyon, LLC (“CCL”), then under prior ownership, filed an application (the “Application”) with the County of Los Angeles (the “County”) Department of Regional Planning (“DRP”) for a conditional use permit (the “CUP”) to authorize the continued operation and expansion of the Chiquita Canyon Landfill (the “Landfill”). The Landfill has operated since 1972, and as a regional landfill, accepted approximately three million tons of materials for disposal and beneficial use in 2016. The Application requested expansion of the existing waste footprint on CCL’s contiguous property, an increase in maximum elevation, creation of a new entrance and new support facilities, construction of a facility for the County or another third-party operator to host household hazardous waste collection events, designation of an area for mixed organics/composting, and other modifications.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

After many years of reviews and delays, upon the recommendation of County staff, the County’s Regional Planning Commission (the “Commission”) approved the Application on April 19, 2017, but imposed operating conditions, fees and exactions that substantially reduce the historical landfill operations and represent a large increase in aggregate taxes and fees. CCL objected to many of the requirements imposed by the Commission. Current estimates for new costs imposed on CCL under the CUP are in excess of $300,000.

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

On December 6, 2017, the County filed a demurrer to the Complaint arguing that the Complaint is legally insufficient to proceed. At an initial trial-setting hearing on February 8, 2018, the Superior Court suggested that the Complaint should be amended to separate the claims seeking a writ of mandamus against the County. CCL filed its First Amended Complaint on March 23, 2018. The County filed its demurrer to the First Amended Complaint on April 25, 2018. The hearing on the demurrer is set for July 17, 2018 and CCL’s opposition to the demurrer is due July 3, 2018. CCL believes that it has meritorious arguments to resist the demurrer. CCL will vigorously prosecute the lawsuit. However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

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

On August 30, 2017, DPW issued an enforcement order seeking payment of the Solid Waste Management Fee and the administrative penalties that had allegedly accrued through March 2015, together totaling more than $5,100. CCL filed a timely administrative appeal of the order on September 28, 2017. CCL has negotiated with County Counsel to set a briefing schedule, hearing date for the appeal, and selection of a neutral hearing officer. CCL is now waiting for the County to propose a hearing officer and schedule. CCL also has a right to challenge in State court any decision of the hearing officer that is not supported by the law or substantial evidence. At this point, the Company is not able to determine the likelihood of any outcome in this matter.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON
AMOUNTS)

D.	December 11, 2017 Notice of Violation Regarding Certain CUP Conditions.

The County, through its DRP, issued a Notice of Violation, dated December 11, 2017 (the “NOV”), alleging that CCL violated certain conditions of the CUP, including Condition 79(B)(6) of the CUP by failing to pay an $11,600 Bridge & Thoroughfare Fee (“B&T Fee”) that was purportedly due on July 25, 2017. The alleged B&T Fee was ostensibly to fund the construction of transportation infrastructure in the area of the Landfill. At the time the NOV was issued, CCL had already contested the legality of the B&T Fee in the October 20, 2017 Complaint filed against the County in Los Angeles County Superior Court.

On January 12, 2018, CCL filed an appeal of the alleged violations in the NOV. Subsequently, CCL filed additional legal arguments and exhibits contesting the NOV. On March 6, 2018, a DRP employee designated as Hearing Officer sustained the NOV, including the $11,600 B&T Fee, and imposed an administrative penalty in the amount of $83 and a noncompliance fee of $0.75. Penalties will accrue at up to $1 per day. On April 13, 2018, CCL filed in Los Angeles Superior Court a Petition for Writ of Administrative Mandamus against the County seeking to overturn the decision sustaining the NOV, contending that the NOV and decision are not supported by the facts or law. CCL also filed that day an Application for a Stay seeking to halt enforcement of the B&T Fee and penalty and the accrual of penalties. At this point, the Company is not able to determine the likelihood of any outcome in this matter.

Florida Default Judgment

On January 5, 2017, a state court in Miami, Florida entered a $10,000 final judgment (“Judgment”) against the Company’s subsidiary, Progressive Waste Solutions of FL, Inc. (“Progressive”). The Judgment was the result of a default against Progressive for failure to respond to or otherwise defend itself against a complaint filed on July 21, 2015, prior to the closing of the Progressive Waste acquisition. The Company and Progressive learned of the Judgment on March 6, 2018. On March 20, 2018, Progressive filed a motion to set aside judgment and requested that the trial court (1) allow the case to proceed on the merits, (2) stay any efforts to execute or collect on the Judgment, and (3) dissolve any and all writs of garnishment. The trial judge denied the motion on April 10, 2018. Progressive will continue vigorously defending itself from the Judgment, including by filing an appeal of the April 10, 2018 order and posting a civil supersedeas bond to stop all efforts to collect on the Judgment pending the outcome of its appeal. At this time, the Company is unable to express an opinion on the likelihood of an unfavorable outcome to Progressive or express an opinion on the amount or range of potential loss in the event of an unfavorable outcome. As a result, the Company has not accrued any liability for the Judgment.

18.	SUBSEQUENT EVENTS

In February 2018, the Company gave notice to redeem its Pennsylvania Economic Development Corporation IRB Bond with a remaining principal balance of $35,000.  The Company paid in full the principal and accrued interest on this bond on April 2, 2018. In February 2018, the Company gave notice to redeem its Mission Economic Development Corporation IRB Bond with a remaining principal balance of $24,000.  The Company paid in full the principal and accrued interest on this bond on April 2, 2018.

The Company redeemed its 2018 Senior Notes on April 2, 2018 using borrowings under its Credit Agreement.

On May 2, 2018, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.14 per Company common share.  The dividend will be paid on May 30, 2018, to shareholders of record on the close of business on May 16, 2018.

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

Factors that could cause actual results to differ from those projected include, but are not limited to, those listed below and elsewhere in this report. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change, except where we are expressly required to do so by law.

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, the following:

•	Our industry is highly competitive and includes companies with lower prices, return expectations or other advantages, and governmental service providers, which could adversely affect our ability to compete and our operating results;

•	We may lose contracts through competitive bidding, early termination or governmental action;

•	Price increases may not be adequate to offset the impact of increased costs, or may cause us to lose customers;

•	Our results are vulnerable to economic conditions;

•	Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones;

•	Increases in labor costs could impact our financial results;

•	Competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions;

•	A portion of our growth and future financial performance depends on our ability to integrate acquired businesses, and the success of our acquisitions;

•	The seasonal nature of our business and “event-driven” waste projects cause our results to fluctuate;

•	Our results will be affected by changes in recycled commodity prices;

•	Our results will be affected by changes in the value of renewable fuels;

•	Lower crude oil prices may adversely affect the level of exploration, development and production activity of E&P companies and the demand for our E&P waste services;

•	Increases in the price of diesel or compressed natural gas fuel may adversely affect our collection business and reduce our operating margins;

•	Our financial results are based upon estimates and assumptions that may differ from actual results;

•	Our accruals for our landfill site closure and post-closure costs may be inadequate;

•	Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings;

•	We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity;

•	Pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements;

•	Our financial results could be adversely affected by impairments of goodwill, indefinite-lived intangibles or property and equipment;

•	Income taxes may be uncertain;

•	Future changes to U.S., Canadian and foreign tax laws could materially adversely affect us;

•	Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, or that become more adverse to our business than we anticipated at the time of acquisition;

•	Our indebtedness could adversely affect our financial condition and limit our financial flexibility;

•	We may be unable to obtain performance or surety bonds, letters of credit or other financial assurances or to maintain adequate insurance coverage;

•	Our operations in Canada expose us to exchange rate fluctuations that could adversely affect our financial performance and our reported results of operations;

•	Alternatives to landfill disposal may cause our revenues and operating results to decline;

•	Labor union activity could divert management attention and adversely affect our operating results;

•	We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate and the accrued pension benefits are not fully funded;

•	We rely on computer systems to run our business and disruptions or privacy breaches in these systems could impact our ability to service our customers and adversely affect our financial results, damage our reputation, and expose us to litigation risk;

•	Extensive and evolving environmental, health and safety laws and regulations may restrict our operations and growth and increase our costs;

•	Our business is subject to operational and safety risks, including the risk of personal injury to employees and others;

•	Future changes in laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results;

•	Extensive regulations that govern the design, operation, expansion and closure of landfills may restrict our landfill operations or increase our costs of operating landfills;

•	Our E&P waste business could be adversely affected by changes in laws regulating E&P waste;

•	Liabilities for environmental damage may adversely affect our financial condition, business and earnings;

•	We depend significantly on the services of the members of our senior and regional management team, and the departure of any of those persons could cause our operating results to suffer;

•	Our decentralized decision-making structure could allow local managers to make decisions that may adversely affect our operating results; and

•	If we are not able to develop and protect intellectual property, or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer.

These risks and uncertainties, as well as others, are discussed in greater detail in this Quarterly Report on Form 10-Q and in other filings with the U.S. Securities and Exchange Commission, or SEC, made by the Company, including its most recent Annual Report on Form 10-K, as well as in the Company’s filings during the year with the Canadian Securities Administrators. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change, except where we are expressly required to do so by law.

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

As of March 31, 2018, we served residential, commercial, industrial and E&P customers in 39 states in the U.S. and six provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Florida, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Wisconsin and Wyoming and the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

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

The E&P waste services industry is regional in nature and is also highly fragmented, with acquisition opportunities available in several active natural resource basins. Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets, and other solid waste companies. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company. The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price. The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014, and continued through early 2016, resulted in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate. Upon the adoption in January 2017 of new accounting guidance regarding goodwill impairment, we performed an impairment test for our E&P segment which showed its carrying value exceeded its fair value by an amount in excess of the carrying amount of goodwill, or $77.3 million. Therefore, during the three months ended March 31, 2017, we recorded an impairment charge of $77.3 million, consisting of the remaining carrying amount of goodwill at our E&P segment. The prices of crude oil and natural gas have recovered from their low point in February 2016 and the demand for our E&P waste services has improved as a result of increased production of oil and natural gas in the basins in which we operate. If this recovery of the prices of crude oil and natural gas is not sustained, or if a further reduction in crude oil and natural gas prices occurs, it could lead to continued declines in the level of production activity and demand for our E&P waste services, which could result in the recognition of additional impairment charges on our intangible assets and property and equipment associated with our E&P operations.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements.  As described by the SEC, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of a company.  Such critical accounting estimates and assumptions are applicable to our reportable segments.  Refer to our most recent Annual Report on Form 10-K for a complete description of our critical accounting estimates and assumptions.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three months ended March 31,
	2018		2017
Revenues	$1,140,131	100.0%	$1,091,266	100.0%
Cost of operations	659,803	57.9	643,380	59.0
Selling, general and administrative	131,308	11.5	129,051	11.8
Depreciation	133,185	11.7	125,240	11.5
Amortization of intangibles	26,098	2.3	25,510	2.3
Impairments and other operating items	1,030	0.1	141,681	13.0
Operating income	188,707	16.5	26,404	2.4

Interest expense	(32,370)	(2.8)	(29,131)	(2.7)
Interest income	1,155	0.1	449	0.0
Other income (expense), net	(387)	(0.0)	1,017	0.1
Foreign currency transaction loss	(221)	(0.0)	(590)	(0.0)
Income tax provision	(31,852)	(2.8)	16,871	1.6
Net income	125,032	11.0	15,020	1.4
Net income attributable to noncontrolling interests	(163)	(0.0)	(146)	(0.0)
Net income attributable to Waste Connections	$124,869	11.0%	$14,874	1.4%

Revenues.  Total revenues increased $48.8 million, or 4.5%, to $1.140 billion for the three months ended March 31, 2018, from $1.091 billion for the three months ended March 31, 2017.

During the three months ended March 31, 2018, incremental revenue from acquisitions closed during, or subsequent to, the three months ended March 31, 2017, increased revenues by approximately $38.7 million.

Operations that were divested in 2017 decreased revenues by approximately $27.9 million for the three months ended March 31, 2018.

During the three months ended March 31, 2018, the net increase in prices charged to our customers at our existing operations was $42.3 million, consisting of $40.2 million of core price increases and $2.1 million from surcharges due primarily to an increase in the market price of diesel fuel.

During the three months ended March 31, 2018, volume decreases in our existing business decreased solid waste revenues by $11.2 million due to declines in residential volumes resulting from certain contracts acquired with the Progressive Waste acquisition that were terminated subsequent to March 31, 2017, declines in commercial volumes due to intentional losses of certain low margin commercial collection customers and lower landfill special waste volumes. E&P revenues at facilities owned and fully-operated during the three months ended March 31, 2018 increased by $18.7 million, due to higher crude oil and natural gas prices increasing drilling activity and E&P disposal volumes at the majority of our sites.

An increase in the average Canadian dollar to U.S. dollar currency exchange rate resulted in an increase in revenues of $7.6 million for the three months ended March 31, 2018. The average Canadian dollar to U.S. dollar exchange rates were 0.7909 and 0.7560 in the three months ended March 31, 2018 and 2017, respectively.

Revenues from sales of recyclable commodities at facilities owned during the three months ended March 31, 2018 and 2017 decreased $18.8 million, due primarily to decreased prices for old corrugated cardboard and other fiber products resulting from a reduction in overseas demand.

Other revenues decreased by $0.6 million during the three months ended March 31, 2018, due primarily to decreases in intermodal cargo volume being partially offset by an increase in landfill gas sales primarily at our Canada segment.

Cost of Operations.  Total cost of operations increased $16.4 million, or 2.6%, to $659.8 million for the three months ended March 31, 2018, from $643.4 million for the three months ended March 31, 2017. The increase was primarily the result of $21.4 million of operating costs from acquisitions closed during, or subsequent to, the three months ended March 31, 2017 and an increase in operating costs at our existing operations of $9.6 million, assuming foreign currency parity, and an increase of $4.3 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in operating costs of $18.9 million at operations divested during, or subsequent to, the three months ended March 31, 2017.

The increase in operating costs at our existing operations of $9.6 million for the three months ended March 31, 2018, assuming foreign currency parity, was comprised of an increase in labor expenses of $5.9 million due primarily to employee pay rate increases, an increase in taxes on revenues of $5.5 million due to higher tax rates under our new operating permit at Chiquita Canyon Landfill and increased revenues in our E&P and solid waste markets, an increase in employee benefits expenses of $3.4 million due to transferring retained Progressive Waste employees onto the Waste Connections benefits program, which provides increased benefits to the employees, and increased severity of medical claims, an increase in diesel fuel expense of $2.3 million due to increases in the market price of diesel fuel, an increase in third-party trucking and transportation expenses of $2.1 million due primarily to increased E&P volumes that require us to transport the waste to our disposal sites, an increase in subcontracted operating expenses of $2.0 million due primarily to subcontracting certain operations in our E&P segment and increased leachate disposal expenses of $1.2 million due to increased precipitation generating higher leachate volumes in our Eastern segment, partially offset by a decrease in compressed natural gas fuel expense of $3.3 million due to the recognition during the three months ended March 31, 2018 of retroactive tax credits associated with fuel purchases in 2017, a decrease in auto, workers’ compensation and property claims expense under our high deductible insurance program of $2.3 million due primarily to adjustments to projected losses on prior period claims, a decrease in insurance premium expense of $2.2 million due primarily to transferring the operating locations acquired in the 2017 acquisition of Groot Industries, Inc. onto our high deductible insurance program and changes to the insurance program at our Canada segment, a decrease in expenses associated with the purchase of recyclable commodities of $1.7 million due to decreased recyclable commodity values, a decrease in truck, container, equipment and facility maintenance and repair expenses of $1.5 million due to higher prior year expenses incurred to bring acquired equipment to our operating and safety standards, a $1.4 million decrease in third party disposal expenses due to improved internalization of waste collected at operating locations acquired in 2017 and $0.4 million of other net expense decreases.

Cost of operations as a percentage of revenues decreased 1.1 percentage points to 57.9% for the three months ended March 31, 2018, from 59.0% for the three months ended March 31, 2017. The components of the decrease consisted of a 0.4 percentage point decrease from increased internalization of collected waste volumes, a 0.3 percentage point decrease from operations divested during, or subsequent to, the three months ended March 31, 2017, a 0.3 percentage point decrease from our compressed natural gas fuel credit, a 0.3 percentage point decrease from truck and equipment repair expenses and a 0.2 percentage point decrease from a reduction in auto, workers’ compensation and property claims expense, partially offset by a 0.4 percentage point increase from higher taxes on revenues.

SG&A.  SG&A expenses increased $2.2 million, or 1.7%, to $131.3 million for the three months ended March 31, 2018, from $129.1 million for the three months ended March 31, 2017.  The increase was comprised of $3.0 million of additional SG&A expenses from operating locations at acquisitions closed during, or subsequent to, the three months ended March 31, 2017, an increase of $0.7 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods and a $0.4 million increase in SG&A expenses at our existing operations, assuming foreign currency parity, partially offset by a decrease of $1.9 million consisting of SG&A expenses from operations divested during, or subsequent to, the three months ended March 31, 2017.

The increase in SG&A expenses at our existing operations of $0.4 million for the three months ended March 31, 2018, assuming foreign currency parity, was comprised of an increase of $3.5 million in professional fees expense resulting primarily from higher legal expenses, an increase in accrued recurring cash incentive compensation expense to our management of $1.7 million due to the achievement of interim financial targets during the three months ended March 31, 2018, an increase in equity-based compensation expenses of $1.1 million associated with our annual recurring grant of restricted share units to our personnel, an increase in employee benefits expenses of $1.1 million due to increased medical claims costs and an increase in payroll expenses of $1.0 million due to annual compensation increases and increased corporate headcount to support the operations acquired during, or subsequent to, March 31, 2017, partially offset by a decrease in share-based compensation expenses of $5.3 million due primarily to less share price volatility and less outstanding shares in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, a decrease of $1.7 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of the Company following the close of the Progressive Waste acquisition, a decrease in deferred compensation expense of $0.8 million resulting from deferred compensation liabilities to employees decreasing as a result of decreases in the market value of investments to which employee deferred compensation balances are tracked and $0.2 million of other net expense decreases.

SG&A expenses as a percentage of revenues decreased 0.3 percentage points to 11.5% for the three months ended March 31, 2018, from 11.8% for the three months ended March 31, 2017. The decrease as a percentage of revenues consists of a 0.4 percentage point decrease due to reduced share-based compensation expense from the continuation of awards granted to Progressive Waste employees prior to the completion of the Progressive Waste acquisition and a 0.2 percentage point decrease from integration-related professional fees and severance-related expenses related to Progressive Waste, partially offset by a 0.3 percentage point increase from higher professional fees expenses.

Depreciation.  Depreciation expense increased $8.0 million, or 6.3%, to $133.2 million for the three months ended March 31, 2018, from $125.2 million for the three months ended March 31, 2017.  The increase was primarily the result of additional depreciation and depletion expense of $5.1 million from acquisitions closed during, or subsequent to, the three months ended March 31, 2017, an increase in depreciation expense of $3.4 million, assuming foreign currency parity, associated with additions to our fleet and equipment purchased to support our existing operations and an increase of $0.9 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease of $1.3 million resulting from the disposal of property and equipment with operations divested during, or subsequent to, the three months ended March 31, 2017 and a decrease in depletion expense of $0.1 million, assuming foreign currency parity, at our existing landfills.

Depreciation expense as a percentage of revenues increased 0.2 percentage points to 11.7% for the three months ended March 31, 2018, from 11.5% for the three months ended March 31, 2017. The increase as a percentage of revenues was due primarily to the impact of depreciation expense associated with acquisitions and additions to our fleet and equipment purchased to support our existing operations.

Amortization of Intangibles.  Amortization of intangibles expense increased $0.6 million, or 2.3% to $26.1 million for the three months ended March 31, 2018, from $25.5 million for the three months ended March 31, 2017. The increase in amortization expense was the result of $2.0 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended March 31, 2017 and an increase of $0.4 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease of $1.5 million from certain intangible assets becoming fully amortized subsequent to March 31, 2017 and a decrease of $0.3 million resulting from the disposal of intangible assets with operations divested during, or subsequent to, the three months ended March 31, 2017.

Amortization expense as a percentage of revenues was 2.3% for the three months ended March 31, 2018 and 2017.

Impairments and Other Operating Items. Impairments and other operating items decreased $140.7 million, to net losses totaling $1.0 million for the three months ended March 31, 2018, from net losses totaling $141.7 million for the three months ended March 31, 2017.

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

Additionally, during the three months ended March 31, 2017, we recorded a $53.4 million expense charge to adjust the carrying cost of assets held for disposal to fair market value and an $11.3 million expense charge to increase the fair value of an amount payable under a liability-classified contingent consideration arrangement from an acquisition closed in 2015 by Progressive Waste, partially offset by $0.3 million of other net gains on the disposal of assets.

Operating Income.  Operating income increased $162.3 million, or 614.7%, to $188.7 million for the three months ended March 31, 2018, from $26.4 million for the three months ended March 31, 2017.  The increase was primarily attributable to operating income generated from pricing led revenue growth, gross margins recognized on E&P volume growth and a decrease in impairments and other operating charges.

Operating income as a percentage of revenues increased 14.1 percentage points to 16.5% for the three months ended March 31, 2018, from 2.4% for the three months ended March 31, 2017.  The increase as a percentage of revenues was comprised of a 12.9 percentage point decrease in impairments and other operating items, a 1.1 percentage point decrease in cost of operations and a 0.3 percentage point decrease in SG&A expense, partially offset by a 0.2 percentage point increase in depreciation expense.

Interest Expense.  Interest expense increased $3.3 million, or 11.1%, to $32.4 million for the three months ended March 31, 2018, from $29.1 million for the three months ended March 31, 2017. The increase was primarily attributable to an increase of $3.4 million from the April 2017 issuance of our 2017A Senior Notes, an increase of $2.0 million due to higher interest rates on outstanding borrowings under our Credit Agreement and $0.3 million of other net increases, partially offset by a decrease of $2.4 million due to a decrease in the average borrowings outstanding under our Credit Agreement.

Interest Income.  Interest income increased $0.8 million, to $1.2 million for the three months ended March 31, 2018, from $0.4 million for the three months ended March 31, 2017. The increase was primarily attributable to higher reinvestment rates in the current period.

Other Income (Expense), Net.  Other income (expense), net, decreased $1.4 million to an expense total of $0.4 million for the three months ended March 31, 2018, from an income total of $1.0 million for the three months ended March 31, 2017, due primarily to a decrease in income earned on investments purchased to fund our employee deferred compensation obligations of $0.9 million and $0.5 million of other net changes.

Income Tax (Provision) Benefit.  Income tax (provision) benefit increased $48.8 million, to an expense total of $31.9 million for the three months ended March 31, 2018, from a benefit total of $16.9 million for the three months ended March 31, 2017. Our effective tax rate for the three months ended March 31, 2018 was 20.3%. Our effective tax rate for the three months ended March 31, 2017 was 911.3%.

The tax provision of $31.9 million for the three months ended March 31, 2018 includes a $4.6 million benefit from share-based payment awards being recognized in the income statement when settled and a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

	Three months ended March 31, 2018
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$809,646	$(2,399)	$807,247	70.8%
Solid waste disposal and transfer	370,929	(149,568)	221,361	19.4
Solid waste recycling	23,485	(972)	22,513	2.0
E&P waste treatment, recovery and disposal	58,359	(2,749)	55,610	4.9
Intermodal and other	34,004	(604)	33,400	2.9
Total	$1,296,423	$(156,292)	$1,140,131	100.0%

	Three months ended March 31, 2017
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$768,346	$(2,200)	$766,146	70.2%
Solid waste disposal and transfer	357,025	(143,441)	213,584	19.6
Solid waste recycling	43,889	(2,584)	41,305	3.8
E&P waste treatment, recovery and disposal	39,821	(2,968)	36,853	3.4
Intermodal and other	33,765	(387)	33,378	3.0
Total	$1,242,846	$(151,580)	$1,091,266	100.0%

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

Under the current orientation at March 31, 2018, our Southern segment services customers located in Alabama, Arkansas, Florida, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; our Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan; and our Central segment services customers located in Arizona, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming. The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands of U.S. dollars and as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2018		2017
Southern	$273,339	24.0%	$280,123	25.7%
Western	245,163	21.5	235,590	21.6
Eastern	241,879	21.2	228,969	21.0
Canada	169,974	14.9	165,553	15.1
Central	153,790	13.5	144,309	13.2
E&P	55,986	4.9	36,722	3.4
	$1,140,131	100.0%	$1,091,266	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands of U.S. dollars and as a percentage of segment revenues for the periods indicated:

	Three months ended March 31,
	2018		2017
Southern	$68,907	25.2%	$68,940	24.6%
Western	72,658	29.6%	75,569	32.1%
Eastern	67,433	27.9%	64,629	28.2%
Canada	59,266	34.9%	58,121	35.1%
Central	58,421	38.0%	52,652	36.5%
E&P	28,679	51.2%	14,545	39.6%
Corporate(a)	(6,344)	-	(15,621)	-
	$349,020	30.6%	$318,835	29.2%

(a)       Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.  Amounts reflected are net of allocations to the six operating segments.

A reconciliation of segment EBITDA to Income (loss) before income tax provision is included in Note 10 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue and segment EBITDA for our reportable segments for the three month periods ended March 31, 2018, compared to the three month periods ended March 31, 2017, are discussed below:

Segment Revenue

Revenue in our Southern segment decreased $6.8 million, or 2.4%, to $273.3 million for the three months ended March 31, 2018, from $280.1 million for the three months ended March 31, 2017.  The components of the decrease consisted of net revenue reductions from divestitures closed in 2017 of $14.8 million, decreased recyclable commodity sales of $3.5 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products, solid waste volume decreases of $3.1 million primarily from the declines in residential resulting from certain contracts acquired with the Progressive Waste acquisition that were terminated subsequent to March 31, 2017 and declines in commercial volumes due to intentional losses of certain low margin customers, partially offset by net price increases of $11.6 million, net revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2017, of $2.5 million and other revenue increases of $0.5 million.

Revenue in our Western segment increased $9.6 million, or 4.1%, to $245.2 million for the three months ended March 31, 2018, from $235.6 million for the three months ended March 31, 2017.  The components of the increase consisted of net price increases of $8.0 million, solid waste volume increases of $4.3 million associated with residential collection, commercial collection and roll off collection, net revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2017, of $3.6 million and other revenue increases of $0.2 million, partially offset by decreased recyclable commodity sales of $4.1 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and decreased intermodal revenue of $2.4 million resulting from the loss of two large customers causing a reduction in cargo volume.

Revenue in our Eastern segment increased $12.9 million, or 5.6%, to $241.9 million for the three months ended March 31, 2018, from $229.0 million for the three months ended March 31, 2017.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2017, of $28.0 million, net price increases of $9.3 million and other net revenue increases of $0.1 million, partially offset by net revenue reductions from divestitures closed in 2017 of $11.6 million, solid waste volume decreases of $8.7 million due to decreased residential collection, transfer station and landfill special waste and decreased recyclable commodity sales of $4.2 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products.

Revenue in our Canada segment increased $4.4 million, or 2.7%, to $170.0 million for the three months ended March 31, 2018, from $165.6 million for the three months ended March 31, 2017. The components of the increase consisted of an increase of $7.6 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, net price increases of $8.0 million and increased landfill gas sales of $1.4 million resulting from higher pricing, partially offset by solid waste volume decreases of $6.3 million associated with decreased residential revenue resulting from the non-renewal of certain contracts acquired in the Progressive Waste acquisition and intentional losses of certain low margin commercial collection customers, decreased recyclable commodity sales of $6.2 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and $0.1 million of other revenue decreases.

Revenue in our Central segment increased $9.5 million, or 6.6%, to $153.8 million for the three months ended March 31, 2018, from $144.3 million for the three months ended March 31, 2017.  The components of the increase consisted of net price increases of $5.6 million, revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2017, of $4.6 million and solid waste volume increases of $2.4 million from increased roll off collection and landfill special waste, partially offset by net revenue reductions from divestitures closed during, or subsequent to, the three months ended March 31, 2017, of $1.5 million, decreased recyclable commodity sales of $0.8 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and other revenue decreases of $0.8 million.

Revenue in our E&P segment increased $19.3 million, or 52.5%, to $56.0 million for the three months ended March 31, 2018, from $36.7 million for the three months ended March 31, 2017 due to higher crude oil and natural gas prices increasing drilling activity and E&P disposal volumes at the majority of our sites.

Segment EBITDA

Segment EBITDA in our Southern segment was unchanged at $68.9 million for the three months ended March 31, 2018 and 2017 due to the net impact of the following: an increase in revenues of $8.0 million from organic growth and acquisitions, a decrease in compressed natural gas fuel expense of $1.5 million due to the recognition during the three months ended March 31, 2018 of retroactive tax credits associated with fuel purchases in 2017, a $0.6 million decrease in third party disposal expenses due to decreases in collection volumes requiring disposal at a third party location, a decrease in truck, container, equipment and facility maintenance and repair expenses of $0.5 million due to higher prior year expenses incurred to bring acquired equipment to our operating and safety standards and $0.9 million of other net decreases, partially offset by a decrease of $5.1 million from the impact of operations disposed of during, or subsequent to, the three months ended March 31, 2017, an increase in employee benefits expenses of $2.0 million due to transferring retained Progressive Waste employees onto the Waste Connections benefits program, which provides increased benefits to the employees, a net $1.6 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in third-party trucking and transportation expenses at our transfer station and landfill operations of $1.6 million, an increase in corporate overhead expense allocations of $0.6 million due to a higher overhead allocation rate and an increase in labor expenses of $0.6 million due primarily to employee pay rate increases.

Segment EBITDA in our Western segment decreased $2.9 million, or 3.9%, to $72.7 million for the three months ended March 31, 2018, from $75.6 million for the three months ended March 31, 2017.  The decrease was due primarily to an increase in taxes on revenues of $5.0 million due to higher tax rates under our new operating permit at Chiquita Canyon Landfill, a net $2.8 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in corporate overhead expense allocations of $1.9 million due to a higher overhead allocation rate, an increase in direct and administrative labor expenses of $1.2 million due primarily to employee pay rate increases, an increase in disposal expenses of $0.8 million due primarily to increased collection volumes, an increase of $0.7 million in professional fees expense resulting primarily from higher legal expenses, an increase employee benefits expenses of $0.6 million due primarily to increased claim costs and $1.3 million of other net expense increases, partially offset by an increase in revenues of $9.6 million and a decrease in third party trucking and transportation expenses of $1.8 million due to the mix of landfill special waste volumes requiring transportation to our disposal sites.

Segment EBITDA in our Eastern segment increased $2.8 million, or 4.3%, to $67.4 million for the three months ended March 31, 2018, from $64.6 million for the three months ended March 31, 2017.  The increase was due primarily to an increase in revenues of $24.5 million from organic growth and acquisitions, a $1.5 million decrease in third party disposal expenses due to improved internalization of waste collected at operating locations acquired in 2017, a decrease in truck, container, equipment and facility maintenance and repair expenses of $1.4 million due to higher prior year expenses incurred to bring acquired equipment to our operating and safety standards, a decrease in insurance premium expense of $1.4 million due primarily to transferring the operating locations acquired in the 2017 acquisition of Groot Industries, Inc. onto our high deductible insurance program and a decrease in compressed natural gas fuel expense of $0.8 million due to the recognition during the three months ended March 31, 2018 of retroactive tax credits associated with fuel purchases in 2017, partially offset by a net $17.4 million increase in cost of operations and SG&A expenses attributable to acquired operations, a decrease of $3.6 million from the impact of operations disposed of during, or subsequent to, the three months ended March 31, 2017, an increase in corporate overhead expense allocations of $1.4 million due to a higher overhead allocation rate, increased leachate disposal expenses of $1.2 million due to increased precipitation generating higher leachate volumes, an increase in direct labor expenses of $1.2 million due primarily to employee pay rate increases, an increase in diesel fuel expense of $0.8 million due to increases in the market price of diesel fuel, an increase employee benefits expenses of $0.7 million due primarily to increased claim costs and $0.5 million of other net expense increases.

Segment EBITDA in our Canada segment increased $1.2 million, or 2.0%, to $59.3 million for the three months ended March 31, 2018, from $58.1 million for the three months ended March 31, 2017.  The increase was comprised of $2.7 million from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease of $1.5 million assuming foreign currency parity during the comparable reporting periods. The $1.5 million decrease, which assumes foreign currency parity, was due primarily to a decrease in revenues of $3.3 million, an increase in diesel fuel expense of $0.8 million due to increases in the market price of diesel fuel, an increase in corporate overhead expense allocations of $0.6 million due to a higher overhead allocation rate and an increase in direct labor expenses of $0.5 million due primarily to employee pay rate increases, partially offset by a decrease in expenses associated with the purchase of recyclable commodities of $1.9 million due to decreased recyclable commodity values, a decrease in insurance premium expense of $0.8 million due primarily to increasing the deductible limits under our insurance program, a decrease in auto, workers’ compensation and property claims expense under our high deductible insurance program of $0.7 million due primarily to adjustments to projected losses on prior period claims and $0.3 million of other net expense decreases.

Segment EBITDA in our Central segment increased $5.7 million, or 11.0%, to $58.4 million for the three months ended March 31, 2018, from $52.7 million for the three months ended March 31, 2017. The increase was due primarily to an increase in revenues of $9.5 million and a decrease in fuel expense of $1.0 million due to the recognition during the three months ended March 31, 2018 of retroactive tax credits associated with fuel purchases in 2017, partially offset by a net $3.1 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $1.0 million due primarily to employee pay rate increases and an increase in corporate overhead expense allocations of $0.7 million due to a higher overhead allocation rate.

Segment EBITDA in our E&P segment increased $14.2 million, or 97.2%, to $28.7 million for the three months ended March 31, 2018, from $14.5 million for the three months ended March 31, 2017.  The increase was due primarily to an increase in revenues of $19.3 million, partially offset by an increase in third-party trucking and transportation expenses of $1.5 million due to increased E&P volumes that require us to transport the waste to our disposal sites, an increase in subcontracted operating expenses of $1.4 million due primarily to subcontracting certain operations to third parties, an increase in equipment and facility repair and maintenance expenses of $0.8 million due to increased equipment hour usage resulting from higher disposal volumes processed at our sites, an increase in royalties of $0.6 million due to increased disposal volumes, an increase in corporate overhead expense allocations of $0.6 million due to higher revenues for which overhead allocations are based and a higher overhead allocation rate and $0.2 million of other expense increases.

Segment EBITDA at Corporate increased $9.3 million, to a loss of $6.3 million for the three months ended March 31, 2018, from a loss of $15.6 million for the three months ended March 31, 2017.  The decrease in the loss was due to an increase in corporate overhead allocated to our segments of $5.7 million due to an increase in total corporate expenses to support the operations acquired in the Progressive Waste acquisition, a decrease in share-based compensation expenses of $5.3 million due primarily to less share price volatility and less outstanding shares in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, a decrease of $1.7 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of the Company following the close of the Progressive Waste acquisition and $0.8 million of other net expense decreases, partially offset by an increase of $2.0 million in professional fees expense resulting primarily from higher legal expenses, an increase in accrued recurring cash incentive compensation expense to our management of $1.1 million due to the achievement of interim financial targets during the three months ended March 31, 2018, and an increase in equity-based compensation expenses of $1.1 million associated with our annual recurring grant of restricted share units to our personnel.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the three months ended March 31, 2018 and 2017 (in thousands of U.S. dollars):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$307,247	$287,478
Net cash used in investing activities	(402,282)	(418,728)
Net cash provided by (used in) financing activities	(167,006)	239,414
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18	87
Net increase (decrease) in cash, cash equivalents and restricted cash	(262,023)	108,251
Cash, cash equivalents and restricted cash at beginning of period	556,467	169,112
Plus (less): change in cash held for sale	101	(27)
Cash, cash equivalents and restricted cash at end of period	$294,545	$277,336

Operating Activities Cash Flows

For the three months ended March 31, 2018, net cash provided by operating activities was $307.2 million.  For the three months ended March 31, 2017, net cash provided by operating activities was $287.5 million.  The $19.7 million increase was due primarily to the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $28.4 million from an increase in net income, excluding depreciation, amortization, deferred taxes, adjustments to contingent consideration and impairments and other operating items, due primarily to the impact of acquisitions closed in 2017 and the three months ended March 31, 2018, volume driven earnings growth at our E&P segment, price-led earnings growth at our certain solid waste segments and benefits resulting from the enactment of the Tax Act in 2017.
2)	Other long-term liabilities – Our increase in net cash provided by operating activities was favorably impacted by $11.2 million from other long-term liabilities due primarily to decreased cash settlements of share-based compensation awards granted to Progressive Waste employees prior to the June 1, 2016 acquisition date that continued to remain outstanding following the close of the Progressive Waste acquisition.
3)	Accounts payable – Our increase in net cash provided by operating activities was unfavorably impacted by $13.8 million from accounts payable and accrued liabilities due primarily to the timing of payments of trade payables, partially offset by an increase in accrued interest expense due to the timing of interest payments for our long-term notes.
4)	Prepaid expenses – Our increase in net cash provided by operating activities was unfavorably impacted by $6.4 million from prepaid expenses and other current assets due primarily to increased prepaid income taxes.

As of March 31, 2018, we had a working capital surplus of $227.5 million, including cash and equivalents of $217.5 million.  Our working capital surplus decreased $146.8 million from a working capital surplus of $374.3 million at December 31, 2017, including cash and equivalents of $433.8 million, due primarily to decreased cash balances. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $16.4 million to $402.3 million for the three months ended March 31, 2018, from $418.7 million for the three months ended March 31, 2017. The significant components of the decrease included the following:

1)	A decrease in cash paid for acquisitions of $32.3 million due primarily to the January 2017 acquisition of Groot; less
2)	A decrease in cash proceeds from the disposal of assets of $17.8 million due primarily to the divestiture of certain operations during the three months ended March 31, 2017.

Financing Activities Cash Flows

Net cash from financing activities decreased $406.4 million to net cash used in financing activities of $167.0 million for the three months ended March 31, 2018, from net cash provided by financing activities of $239.4 million for the three months ended March 31, 2017.  The significant components of the decrease included the following:

1)	A decrease from the net change in long-term borrowings of $336.9 million (long-term borrowings increased $265.7 million during the three months ended March 31, 2017 and decreased $71.2 million during the three months ended March 31, 2018) due primarily to prior year borrowings to fund payments for acquisitions;
2)	An increase in payments to repurchase our common shares of $42.0 million due to no shares being repurchased during the three months ended March 31, 2017;
3)	A decrease of $20.3 million from changes in book overdraft due to the variability of outstanding cash balances to which outstanding checks are applied; and
4)	An increase in cash dividends paid of $5.1 million due primarily to an increase in our quarterly dividend rate to $0.14 per share for the three months ended March 31, 2018, from $0.12 per share for the three months ended March 31, 2017.

Our business is capital intensive.  Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

On July 24, 2017, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid (the “NCIB”) to purchase up to 13,181,806 of our common shares during the period August 8, 2017 to August 7, 2018 or until such earlier time as the NCIB is completed or terminated at our option. The renewal followed on the conclusion of our original NCIB that expired August 7, 2017 under which no shares were repurchased. We received Toronto Stock Exchange, or the TSX, approval for our annual renewal of the NCIB on August 2, 2017. Under the NCIB, we may make share repurchases only in the open market, including on the New York Stock Exchange, or the NYSE, the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

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

During the three months ended March 31, 2018, we repurchased 594,474 common shares pursuant to the NCIB at an aggregate cost of $42.0 million. For the three months ended March 31, 2017, we did not repurchase any common shares pursuant to the NCIB. As of March 31, 2018, the remaining maximum number of shares available for repurchase under the program was 12,587,332.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2017, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.02, from $0.12 to $0.14 per share. Cash dividends of $36.8 million and $31.7 million were paid during the three months ended March 31, 2018 and 2017, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $91.2 million in capital expenditures during the three months ended March 31, 2018.  We expect to make capital expenditures of between $500 million and $515 million in 2018 in connection with our existing business.  We have funded and intend to fund the balance of our planned 2018 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement.  In addition, we may make substantial additional capital expenditures in acquiring municipal solid waste and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital.  Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

On March 21, 2018, we did the following:

•	entered into the 2016 NPA First Amendment, which amended the 2016 NPA and, among other things, provided for certain amendments to the 2016 NPA to facilitate (i) certain conforming changes to align certain provisions of the 2016 NPA, the Assumed 2008 NPA and the Credit Agreement and (ii) the 2016 Release;

•	entered into the 2008 NPA Seventh Amendment, which amended the Assumed 2008 NPA, and, among other things, provides certain amendments to the Assumed 2008 NPA to facilitate (i) certain conforming changes to align the provisions of the Assumed 2008 NPA, the 2016 NPA and the Credit Agreement and (ii) the 2008 Release; and

•	entered into the Credit Agreement, which, among other things, facilitated the release of each of our subsidiaries guaranteeing the obligations under the Credit Agreement.

There are no subsidiary guarantors under the 2016 NPA, the Assumed 2008 NPA, or the Credit Agreement.

See Note 9 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on the debt agreements.

As of March 31, 2018, $1.638 billion under the term loan and $172.2 million under the revolving credit facility were outstanding under our Credit Agreement, exclusive of outstanding standby letters of credit of $216.3 million.  Our Credit Agreement matures in March 2023.

As of March 31, 2018, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$3,895,847	$1,675	$181,870	$2,276,838	$1,435,464
Cash interest payments	$622,841	$112,962	$217,907	$199,612	$92,360
Contingent consideration	$79,918	$15,870	$19,950	$7,296	$36,802
Final capping, closure and post-closure	$1,337,838	$21,428	$26,357	$16,525	$1,273,528

Long-term debt payments include:

1)	$172.2 million in principal payments due March 2023 related to our revolving credit facility under our Credit Agreement. Advances are available under the Credit Agreement in U.S. dollars and Canadian dollars and bear interest at fluctuating rates (See Note 9). At March 31, 2018, $7.8 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian dollar Canadian prime rate loans, bearing interest at a total rate of 3.70% on such date. At March 31, 2018, $164.4 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, bearing interest at a total rate of 2.83% on such date.

2)	$1.638 billion in principal payments due March 2023 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At March 31, 2018, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 3.08% on such date).

3)	$50.0 million in principal payments due April 1, 2018 related to our 2018 Senior Notes. The 2018 Senior Notes bear interest at a rate of 4.00%. We have recorded this obligation in the payments due in 3 to 5 years category in the table above as we had the intent and ability to and did redeem the 2018 Senior Notes on April 2, 2018 using borrowings under our Credit Agreement.

4)	$175.0 million in principal payments due 2019 related to our 2019 Senior Notes. The 2019 Senior Notes bear interest at a rate of 5.25%.

5)	$100.0 million in principal payments due 2021 related to our 2021 Senior Notes. The 2021 Senior Notes bear interest at a rate of 4.64%.

6)	$150.0 million in principal payments due 2021 related to our New 2021 Senior Notes. The New 2021 Senior Notes bear interest at a rate of 2.39%.

7)	$125.0 million in principal payments due 2022 related to our 2022 Senior Notes. The 2022 Senior Notes bear interest at a rate of 3.09%.

8)	$200.0 million in principal payments due 2023 related to our 2023 Senior Notes. The 2023 Senior Notes bear interest at a rate of 2.75%.

9)	$150.0 million in principal payments due 2024 related to our 2024 Senior Notes. The 2024 Senior Notes bear interest at a rate of 3.24%.

10)	$375.0 million in principal payments due 2025 related to our 2025 Senior Notes. The 2025 Senior Notes bear interest at a rate of 3.41%.

11)	$400.0 million in principal payments due 2026 related to our 2026 Senior Notes. The 2026 Senior Notes bear interest at a rate of 3.03%.

12)	$250.0 million in principal payments due 2027 related to our 2027 Senior Notes. The 2027 Senior Notes bear interest at a rate of 3.49%.

13)	$95.4 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (ranging between 1.59% and 1.69% at March 31, 2018). The tax-exempt bonds have maturity dates ranging from 2018 to 2039. The West Valley tax-exempt bond, with a principal amount of $15.5 million, is due August 1, 2018. We have recorded the West Valley bond obligation in the payments due in 3 to 5 years category in the table above as we have the intent and ability to redeem the West Valley bond on August 1, 2018 using borrowings under our Credit Agreement. In February 2018, we gave notice to redeem both the Pennsylvania Economic Development Corporation IRB Bond (principal balance of $35.0 million) and the Mission Economic Development Corporation IRB Bond (principal balance of $24.0 million). We paid in full the principal and accrued interest on these bonds on April 2, 2018.

14)	$15.7 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.75% and 24.81% at March 31, 2018, and have maturity dates ranging from 2018 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin, the Canadian Dollar Offered Rate plus the applicable acceptance fee and the Canadian prime rate plus the applicable Canadian prime rate margin at March 31, 2018. We assumed the Credit Agreement is paid off when it matures in March 2023.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $57.7 million recorded as liabilities in our Condensed Consolidated Financial Statements at March 31, 2018, and $22.2 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$187,544	$33,049	$52,925	$34,730	$66,840
Unconditional purchase obligations	$77,169	$51,685	$25,484	$-	$-

(1)	We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At March 31, 2018, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 33.1 million gallons remaining to be purchased for a total of $77.2 million. The current fuel purchase contracts expire on or before February 28, 2021. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2018, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations.  We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $904.7 million and $891.0 million at March 31, 2018 and December 31, 2017, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2018, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the three month periods ended March 31, 2018 and 2017, at all of our landfills during the respective period, is shown below (tons in thousands):

	Three months ended March 31,
	2018		2017
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned operational landfills and landfills operated under life-of-site agreements	88	9,910	87	9,455
Operated landfills	4	126	6	127
	92	10,036	93	9,582

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and distributions to noncontrolling interests.  We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures.  Other companies may calculate adjusted free cash flow differently.  Our adjusted free cash flow for the three month periods ended March 31, 2018 and 2017, are calculated as follows (amounts in thousands of U.S. dollars):

	Three months ended March 31,
	2018	2017
Net cash provided by operating activities	$307,247	$287,478
Plus (less): Change in book overdraft	(295)	20,047
Plus: Proceeds from disposal of assets	1,002	18,815
Less: Capital expenditures for property and equipment	(91,216)	(91,205)
Less: Distributions to noncontrolling interests	(103)	-
Adjustments:
Payment of contingent consideration recorded in earnings (a)	11	-
Cash received for divestitures (b)	-	(17,400)
Transaction-related expenses (c)	2,385	1,744
Integration-related and other expenses (d)	1,110	459
Pre-existing Progressive Waste share-based grants (e)	1,919	12,714
Synergy bonus (f)	-	11,798
Tax effect (g)	(1,907)	(6,959)
Adjusted free cash flow	$220,153	$237,491

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the elimination of cash received in conjunction with the divestiture of Progressive Waste operations.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.
(e)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards and related payments during the period.
(f)	Reflects the addback of cash bonuses paid pursuant to our Synergy Bonus Program in conjunction with the Progressive Waste acquisition.
(g)	The aggregate tax effect of footnotes (a) through (f) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry.  Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted EBITDA as net income attributable to Waste Connections, plus net income attributable to noncontrolling interests, plus or minus income tax provision (benefit), plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income, plus foreign currency transaction loss, less foreign currency transaction gain.  We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate adjusted EBITDA differently.  Our adjusted EBITDA for the three month periods ended March 31, 2018 and 2017, are calculated as follows (amounts in thousands of U.S. dollars):

	Three months ended March 31,
	2018	2017
Net income attributable to Waste Connections	$124,869	$14,874
Plus: Net income attributable to noncontrolling interests	163	146
Plus (less): Income tax provision (benefit)	31,852	(16,871)
Plus: Interest expense	32,370	29,131
Less: Interest income	(1,155)	(449)
Plus: Depreciation and amortization	159,283	150,750
Plus: Closure and post-closure accretion	3,238	2,917
Plus: Impairments and other operating items	1,030	141,681
Plus/less: Other expense (income), net	387	(1,017)
Plus: Foreign currency transaction loss	221	590
Adjustments:
Plus: Transaction-related expenses (a)	2,385	1,744
Plus: Pre-existing Progressive Waste share-based grants (b)	1,163	6,475
Plus: Integration-related and other expenses (c)	1,110	2,828
Adjusted EBITDA	$356,916	$332,799

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects share-based compensation costs, including changes in fair value and related expenses, associated with share-based awards granted by Progressive Waste outstanding at the time of the Progressive Waste acquisition.
(c)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently.  Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three month periods ended March 31, 2018 and 2017, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three months ended March 31,
	2018	2017
Reported net income attributable to Waste Connections	$124,869	$14,874
Adjustments:
Amortization of intangibles (a)	26,098	25,510
Impairments and other operating items (b)	1,030	141,681
Transaction-related expenses (c)	2,385	1,744
Pre-existing Progressive Waste share-based grants (d)	1,163	6,475
Integration-related and other expenses (e)	1,110	2,828
Tax effect (f)	(8,044)	(62,763)
Adjusted net income attributable to Waste Connections	$148,611	$130,349

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.47	$0.06
Adjusted net income	$0.56	$0.49

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects share-based compensation costs, including changes in fair value and related expenses, associated with share-based awards granted by Progressive Waste outstanding at the time of the Progressive Waste acquisition.
(e)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.
(f)	The aggregate tax effect of the adjustments in footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.

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

At March 31, 2018, our derivative instruments included 14 interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at March 31, 2018 and December 31, 2017, of $1.055 billion and $1.475 billion, respectively, including floating rate debt under our Credit Agreement and floating rate tax-exempt bond obligations.  A one percentage point increase in interest rates on our variable-rate debt as of March 31, 2018 and December 31, 2017, would decrease our annual pre-tax income by approximately $10.6 million and $14.8 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  We purchase approximately 64.5 million gallons of fuel per year; therefore, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases.

At March 31, 2018, our derivative instruments included one fuel hedge agreement as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  For the year ending December 31, 2018, we expect to purchase approximately 64.5 million gallons of fuel, of which 29.0 million gallons will be purchased at market prices, 23.5 million gallons will be purchased under our fixed price fuel purchase contracts and 12.0 million gallons are hedged at a fixed price under our fuel hedge agreement. During the nine month period of April 1, 2018 to December 31, 2018, we expect to purchase approximately 21.8 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining nine months in 2018 would decrease our pre-tax income during this period by approximately $2.2 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate recycling operations and sell other collected recyclable materials to third parties for processing before resale.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the three months ended March 31, 2018 and 2017, would have had a $2.3 million and $4.1 million impact on revenues for the three months ended March 31, 2018 and 2017, respectively.

We have operations in Canada and, where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating costs.  However, the impact of foreign currency has not materially affected our results of operations in 2017 or 2018. A $0.01 change in the Canadian dollar to U.S. dollar exchange rate would impact our annual revenue and EBITDA by approximately $9.5 million and $3.5 million, respectively.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2018, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our legal proceedings can be found in Note 17 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2017, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our NCIB to purchase up to 13,181,806 of our common shares during the period of August 8, 2017 to August 7, 2018 or until such earlier time as the NCIB is completed or terminated at our option. The renewal followed on the conclusion of our original NCIB that expired August 7, 2017 under which no shares were repurchased. We received TSX approval for our annual renewal of the NCIB on August 2, 2017. Under the NCIB, we may make share repurchases only in the open market, including on the NYSE, the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction. The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of the common shares and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase. As of March 31, 2018, we have repurchased approximately 0.6 million of our common shares pursuant to the NCIB at a cost of $42.0 million, or an average price of $70.72 per share.  The table below reflects repurchases we made during the three months ended March 31, 2018 (in thousands of U.S. dollars, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
1/1/18 – 1/31/18	-	$-	-	13,181,806
2/1/18 – 2/28/18	594,474	$70.72	594,474	12,587,332
3/1/18 – 3/31/18	-	$-	-	12,587,332
	594,474	$70.72	594,474

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2017)

3.2	Articles of Amalgamation (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 7, 2016)

3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 7, 2016)

3.4	By-law No. 1 of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed on June 7, 2016)

4.1	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 21, 2018 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 27, 2018)

Exhibit Number	Description of Exhibits

4.2	Amendment No. 1 to Master Note Purchase Agreement, dated as of March 21, 2018 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 27, 2018)

4.3	Amendment No. 7 to Master Note Purchase Agreement, dated March 21, 2018 (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on March 27, 2018)

10.1 +	Second Amendment to Separation Benefits Plan and Employment Agreement between Waste Connections US, Inc. and Ronald J. Mittelstaedt (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-K filed on February 15, 2018)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+ Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: May 2, 2018	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: May 2, 2018	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and
Chief Financial Officer

