Form 10-Q
period 2018-06-30
Waste Connections, Inc.
filed 2018-07-25
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common shares:

As of July 18, 2018:                 263,499,366 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and equivalents	$145,801	$433,815
Accounts receivable, net of allowance for doubtful accounts of $15,658 and $17,154 at June 30, 2018 and December 31, 2017, respectively	604,090	554,458
Current assets held for sale	1,448	1,596
Prepaid expenses and other current assets	167,036	186,999
Total current assets	918,375	1,176,868
Restricted cash	80,045	122,652
Restricted investments	44,049	44,360
Property and equipment, net	5,024,868	4,820,934
Goodwill	4,772,966	4,681,774
Intangible assets, net	1,085,775	1,087,436
Long-term assets held for sale	11,647	12,625
Other assets, net	86,819	68,032
	$12,024,544	$12,014,681
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$343,870	$330,523
Book overdraft	18,041	19,223
Accrued liabilities	257,874	278,039
Deferred revenue	162,463	145,197
Current portion of contingent consideration	11,688	15,803
Current liabilities held for sale	2,044	2,155
Current portion of long-term debt and notes payable	1,690	11,659
Total current liabilities	797,670	802,599
Long-term debt and notes payable	3,792,847	3,899,572
Long-term portion of contingent consideration	43,300	31,482
Other long-term liabilities	325,459	316,191
Deferred income taxes	718,627	690,767
Total liabilities	5,677,903	5,740,611

Commitments and contingencies (Note 18)
Equity:
Common shares: 263,498,672 shares issued and 263,362,026 shares outstanding at June 30, 2018; 263,660,803 shares issued and 263,494,670 shares outstanding at December 31, 2017	4,147,674	4,187,568
Additional paid-in capital	118,113	115,743
Accumulated other comprehensive income	15,106	108,413
Treasury shares: 136,646 and 166,133 shares at June 30, 2018 and December 31, 2017, respectively	-	-
Retained earnings	2,060,156	1,856,946
Total Waste Connections’ equity	6,341,049	6,268,670
Noncontrolling interest in subsidiaries	5,592	5,400
Total equity	6,346,641	6,274,070
	$12,024,544	$12,014,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues	$1,239,968	$1,175,569	$2,380,099	$2,266,835
Operating expenses:
Cost of operations	725,022	685,900	1,384,825	1,329,281
Selling, general and administrative	128,261	126,350	259,568	255,400
Depreciation	142,450	132,827	275,634	258,067
Amortization of intangibles	26,474	24,762	52,573	50,272
Impairments and other operating items	7,073	(1,180)	8,104	140,501
Operating income	210,688	206,910	399,395	233,314

Interest expense	(32,426)	(31,160)	(64,796)	(60,291)
Interest income	1,056	1,026	2,210	1,474
Other income, net	2,031	834	1,644	1,852
Foreign currency transaction gain (loss)	30	(1,048)	(190)	(1,638)
Income before income tax provision	181,379	176,562	338,263	174,711
Income tax provision	(42,565)	(52,675)	(74,417)	(35,804)
Net income	138,814	123,887	263,846	138,907
Less: Net income attributable to noncontrolling interests	(132)	(231)	(295)	(377)
Net income attributable to Waste Connections	$138,682	$123,656	$263,551	$138,530
Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.53	$0.47	$1.00	$0.53
Diluted	$0.52	$0.47	$1.00	$0.52
Shares used in the per share calculations:
Basic	263,691,172	263,387,338	263,757,179	263,225,541
Diluted	264,332,029	264,109,594	264,452,785	264,007,307

Cash dividends per common share	$0.14	$0.12	$0.28	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$138,814	$123,887	$263,846	$138,907

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(1,273)	760	(1,872)	1,841
Fuel hedge amounts reclassified into cost of operations	(1,688)	1,012	(2,837)	1,976
Changes in fair value of interest rate swaps	3,196	(2,904)	14,965	(1,876)
Changes in fair value of fuel hedges	2,045	(1,164)	2,661	(4,389)
Foreign currency translation adjustment	(43,474)	53,193	(102,804)	70,627
Other comprehensive income (loss), before tax	(41,194)	50,897	(89,887)	68,179
Income tax (expense) benefit related to items of other comprehensive income (loss)	(594)	(1,338)	(3,420)	930
Other comprehensive income (loss), net of tax	(41,788)	49,559	(93,307)	69,109
Comprehensive income	97,026	173,446	170,539	208,016
Less: Comprehensive income attributable to noncontrolling interests	(132)	(231)	(295)	(377)
Comprehensive income attributable to Waste Connections	$96,894	$173,215	$170,244	$207,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	Waste Connections’ Equity
	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Treasury Shares		Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Earnings	Interests	Total
Balances at December 31, 2017	263,494,670	$4,187,568	$115,743	$108,413	166,133	$-	$1,856,946	$5,400	$6,274,070
Sale of common shares held in trust	29,487	2,146	-	-	(29,487)	-	-	-	2,146
Vesting of restricted share units	468,423	-	-	-	-	-	-	-	-
Vesting of performance-based restricted share units	154,181	-	-	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	4,425	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of equity-based compensation	(212,257)	-	(14,589)	-	-	-	-	-	(14,589)
Equity-based compensation	-	-	16,959	-	-	-	-	-	16,959
Exercise of warrants	17,571	-	-	-	-	-	-	-	-
Repurchase of common shares	(594,474)	(42,040)	-	-	-	-	-	-	(42,040)
Cash dividends on common shares	-	-	-	-	-	-	(73,584)	-	(73,584)
Amounts reclassified into earnings, net of taxes	-	-	-	(3,507)	-	-	-	-	(3,507)
Changes in fair value of cash flow hedges, net of taxes	-	-	-	13,004	-	-	-	-	13,004
Foreign currency translation adjustment	-	-	-	(102,804)	-	-	-	-	(102,804)
Cumulative effect adjustment from adoption of new accounting pronouncement	-	-	-	-	-	-	13,243	-	13,243
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(103)	(103)
Net income	-	-	-	-	-	-	263,551	295	263,846
Balances at June 30, 2018	263,362,026	$4,147,674	$118,113	$15,106	136,646	$-	$2,060,156	$5,592	$6,346,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	Waste Connections’ Equity
	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Treasury Shares		Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Earnings	Interests	Total
Balances at December 31, 2016	262,803,383	$4,174,808	$102,220	$(43,001)	337,397	$-	$1,413,488	$7,362	$5,654,877
Sale of common shares held in trust	125,744	7,735	-	-	(125,744)	-	-	-	7,735
Vesting of restricted share units	534,881	-	-	-	-	-	-	-	-
Vesting of performance-based restricted share units	122,786	-	-	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	36,619	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of equity-based compensation	(247,927)	-	(13,621)	-	-	-	-	-	(13,621)
Equity-based compensation	-	-	13,880	-	-	-	-	-	13,880
Exercise of options and warrants	49,954	1,946	-	-	-	-	-	-	1,946
Cash dividends on common shares	-	-	-	-	-	-	(63,463)	-	(63,463)
Amounts reclassified into earnings, net of taxes	-	-	-	2,575	-	-	-	-	2,575
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(4,093)	-	-	-	-	(4,093)
Foreign currency translation adjustment	-	-	-	70,627	-	-	-	-	70,627
Cumulative effect adjustment from adoption of new accounting pronouncement	-	-	1,384	-	-	-	(1,384)	-	-
Net income	-	-	-	-	-	-	138,530	377	138,907
Balances at June 30, 2017	263,425,440	$4,184,489	$103,863	$26,108	211,653	$-	$1,487,171	$7,739	$5,809,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$263,846	$138,907
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	10,090	128,608
Depreciation	275,634	258,067
Amortization of intangibles	52,573	50,272
Foreign currency transaction loss	190	1,638
Deferred income taxes, net of acquisitions	26,399	(10,378)
Amortization of debt issuance costs	2,081	2,101
Share-based compensation	20,262	23,364
Interest income on restricted investments	(126)	(283)
Interest accretion	7,403	6,887
Adjustments to contingent consideration	349	11,013
Payment of contingent consideration recorded in earnings	(11)	-
Net change in operating assets and liabilities, net of acquisitions	6,241	(58,290)
Net cash provided by operating activities	664,931	551,906
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(485,519)	(347,936)
Capital expenditures for property and equipment	(201,712)	(202,617)
Proceeds from disposal of assets	2,074	20,617
Change in restricted investments, net of interest income	-	(768)
Other	(77)	(1,732)
Net cash used in investing activities	(685,234)	(532,436)

Cash flows from financing activities:
Proceeds from long-term debt	165,736	864,952
Principal payments on notes payable and long-term debt	(338,137)	(585,762)
Payment of contingent consideration recorded at acquisition date	(4,976)	(5,565)
Change in book overdraft	(1,132)	19,479
Proceeds from option and warrant exercises	-	1,946
Payments for repurchase of common shares	(42,040)	-
Payments for cash dividends	(73,584)	(63,463)
Tax withholdings related to net share settlements of equity-based compensation	(14,589)	(13,621)
Debt issuance costs	(2,757)	(3,519)
Proceeds from sale of common shares held in trust	2,146	7,735
Other	(103)	(1,094)
Net cash provided by (used in) financing activities	(309,436)	221,088

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(915)	672

Net increase (decrease) in cash, cash equivalents and restricted cash	(330,654)	241,230
Cash, cash equivalents and restricted cash at beginning of period	556,467	169,112
Plus (less): change in cash held for sale	33	(305)
Cash, cash equivalents and restricted cash at end of period	$225,846	$410,037
Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$99,390	$136,090
Non-cash consideration received for asset sales	$-	$12,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.	BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three and six month periods ended June 30, 2018 and 2017.  In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

Accounting Standards Adopted

Revenue From Contracts With Customers. In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers.  The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 for public entities.  The Company adopted the amended guidance using the modified retrospective method as of January 1, 2018 for all ongoing customer contracts. The Company’s results of operations for the reported periods after January 1, 2018 are presented under this amended guidance, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting guidance.

The impact of adopting the amended guidance primarily relates to the deferral of certain sales incentives, which previously were expensed as incurred, but under the new guidance are capitalized as Other assets and amortized to Selling, general and administrative expenses over the expected life of the customer relationship. The Company recognized a net increase to retained earnings of $13,243 as of January 1, 2018 for the cumulative impact of adopting the amended guidance. The cumulative impact was associated with both the capitalization of certain sales incentives as contract acquisition costs consisting of an asset in the amount of $16,296 and a related deferred tax liability of $4,058 and a change in accounting for revenue priced based on published indices at the Company’s Canada operations of $1,005. Prior to adoption, the Company expensed approximately $16,000 in sales incentives annually. There were no other material impacts on the condensed consolidated financial statements as a result of the Company’s adoption of this amended guidance.

For contracts with an effective term greater than one year, the Company applied the standard’s practical expedient that permits the exclusion of unsatisfied performance obligations as the Company’s right to consideration corresponds directly to the value provided to the customer for services completed to date and all future variable consideration is allocated to wholly unsatisfied performance obligations. The Company also applied the standard’s optional exemption for performance obligations related to contracts that have an original expected duration of one year or less. The Company applied the standard’s practical expedient that permits an entity to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity would have recognized is one year or less. See Note 5 for additional information and disclosures related to this amended guidance.

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

Statement of Cash Flows: Restricted Cash. In November 2016, the FASB issued guidance that requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The new standard is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. The Company adopted this guidance as of January 1, 2018. All prior periods have been adjusted to conform to the current period presentation, which resulted in an increase in cash used in investing activities of $42,623 and $4,457 for the six months ended June 30, 2018 and 2017.

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

Accounting for the Tax Effects of the Tax Cuts and Jobs Act. On December 22, 2017, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Accounting Standards Pending Adoption

Lease Accounting. In February 2016, the FASB issued guidance that requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The new standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The FASB has issued Proposed Accounting Standards Update, Leases: Targeted Improvements, which proposed amending the guidance to allow the issuer to elect from two adoption alternatives: 1) apply the new guidance at the beginning of the earliest comparative period presented; or 2) apply the new guidance at the effective date and recognize a cumulative-effect adjustment, without adjusting the comparative periods presented.  A final decision is pending by the FASB.  The Company is assessing the provisions of the lease accounting guidance and has acquired a software solution to manage and account for leases under the new standard. The Company is evaluating the impact of the guidance on its consolidated financial statements.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

5.	REVENUE

The Company’s operations primarily consist of providing waste collection, transfer, disposal and recycling services, non-hazardous exploration and production (“E&P”) waste treatment, recovery and disposal services and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Commercial	$360,364	$333,072	$710,718	$662,149
Residential	297,076	284,417	581,901	559,425
Industrial and construction roll off	197,279	179,643	371,747	343,904
Total collection	854,719	797,132	1,664,366	1,565,478
Landfill	271,674	261,140	504,111	482,646
Transfer	168,863	155,035	307,355	290,555
Recycling	22,703	43,693	46,188	87,581
E&P	62,663	50,043	121,022	89,864
Intermodal and other	37,324	35,432	71,327	69,197
Intercompany	(177,978)	(166,906)	(334,270)	(318,486)
Total	$1,239,968	$1,175,569	$2,380,099	$2,266,835

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided.

See Note 11 for additional information regarding revenue by reportable segment.

Revenue by Service Line

Solid Waste Collection

The Company’s solid waste collection business involves the collection of waste for transport to transfer stations, or directly to landfills or recycling centers. Solid waste collection services include both recurring and temporary customer relationships. The standard customer service agreements generally range from one to three years in duration, although some exclusive franchises are for significantly longer periods. The fees received for collection services are based primarily on the market, collection frequency, type of service, type and volume or weight of the waste collected, the distance to the disposal facility and the cost of disposal.

In general, residential collection fees are billed monthly or quarterly in advance. Substantially all of the deferred revenue recognized as of March 31, 2018 was recognized as revenue during the three months ended June 30, 2018 when the service was performed. Commercial customers are typically billed on a monthly basis based on the nature of the services provided during the period.

Revenue recognized under these agreements is variable in nature based on the number of residential homes or businesses serviced during the period, the frequency of collection and the volume of waste collected. In addition, certain contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index which are unknown at contract inception.

Solid waste collection revenue from sources other than customer contracts primarily relates to lease revenue associated with compactors. Revenue from these leasing arrangements was not material and represented an insignificant amount of total revenue for each of the reported periods.

Landfill and Transfer Station

Revenue at landfills is primarily generated by charging tipping fees to third parties based on the volume disposed and the nature of the waste. In general, fees are variable in nature and revenue is recognized at the time the waste is disposed at the facility.

Revenue at transfer stations is primarily generated by charging tipping or disposal fees. The fees received for transfer services are based primarily on the market, type and volume or weight of the waste accepted, the distance to the disposal facility and the cost of disposal. In general, fees are billed and revenue is recognized at the time the service is performed. Revenue recognized under these agreements is variable in nature based on the volume of waste accepted at the transfer facility.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Solid Waste Recycling

Solid waste recycling revenues are generated by offering residential, commercial, industrial and municipal customers recycling services for a variety of recyclable materials, including compost, cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. The Company owns recycling operations and sells collected recyclable materials to third parties for processing before resale. In certain instances, the Company issues recycling rebates to municipal or commercial customers, which can be based on the price it receives upon the sale of recycled commodities, a fixed contractual rate or other measures. The Company also receives rebates when it disposes of recycled commodities at third-party facilities. The fees received are based primarily on the market, type and volume or weight of the materials sold. In general, fees are billed and revenue is recognized at the time title is transferred. Revenue recognized under these agreements is variable in nature based on the volume of materials sold. In addition, the amount of revenue recognized is based on commodity prices at the time of sale, which are unknown at contract inception.

E&P Waste Treatment, Recovery and Disposal

E&P revenue is primarily generated through the treatment, recovery and disposal of non-hazardous exploration and production waste from vertical and horizontal drilling, hydraulic fracturing, production and clean-up activity, as well as other services including closed loop collection systems and the sale of recovered products. E&P activity varies across market areas that are tied to the natural resource basins in which the drilling activity occurs and reflects the regulatory environment, pricing and disposal alternatives available in any given market. Revenue recognized under these agreements is variable in nature based on the volume of waste accepted or processed during the period.

Intermodal and Other

Intermodal revenue is primarily generated through providing intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities. The fees received for intermodal services are based on negotiated rates and vary depending on volume commitments by the shipper and destination. In general, fees are billed and revenue is recognized upon delivery.

Revenue Recognition

Service obligations of a long-term nature, e.g., solid waste collection service contracts, are satisfied over time, and revenue is recognized based on the value provided to the customer during the period. The amount billed to the customer is based on variable elements such as the number of residential homes or businesses for which collection services are provided, the volume of waste collected, transported and disposed, and the nature of the waste accepted. The Company does not disclose the value of unsatisfied performance obligations for these contracts as its right to consideration corresponds directly to the value provided to the customer for services completed to date and all future variable consideration is allocated to wholly unsatisfied performance obligations.

Additionally, certain elements of long-term customer contracts are unknown upon entering into the contract, including the amount that will be billed in accordance with annual price escalation clauses, fuel recovery fee programs and commodity prices. The amount to be billed is often tied to changes in an underlying base index such as a consumer price index or a fuel or commodity index, and revenue is recognized once the index is established for the period.

Accounts Receivable

Accounts receivable are recorded when billed or accrued and represent claims against third parties that will be settled in cash.  The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.  The Company estimates its allowance for doubtful accounts based on historical collection trends, type of customer such as municipal or non-municipal, the age of outstanding receivables and existing economic conditions.  If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly.  Past-due receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s condensed consolidated balance sheet, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company applied the standard’s practical expedient that permits an entity to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity would have recognized is one year or less. As of June 30, 2018, the Company had $16,300 of deferred sales incentives. During the three and six months ended June 30, 2018, the Company recorded amortization expense of $4,480 and $8,595, respectively, for sales incentives costs.

6.	LANDFILL ACCOUNTING

At June 30, 2018, the Company’s landfills consisted of 81 owned landfills, eight landfills operated under life-of-site operating agreements and four landfills operated under limited-term operating agreements.  The Company’s landfills had site costs with a net book value of $2,855,105 at June 30, 2018.  For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term.  Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of June 30, 2018, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 27 years.  As of June 30, 2018, the Company is seeking to expand permitted capacity at 11 of its owned landfills and three landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 30 years, with lives ranging from approximately 1 to 158 years.

During the six months ended June 30, 2018 and 2017, the Company expensed $97,156 and $93,968, respectively, or an average of $4.56 and $4.51 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2018 and 2017 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects the Company’s long-term credit adjusted risk free rate as of the end of both 2017 and 2016.  The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2018 and 2017. The resulting final capping, closure and post-closure obligations are recorded on the condensed consolidated balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the six months ended June 30, 2018 and 2017, the Company expensed $6,386 and $5,775 respectively, or an average of $0.30 and $0.27 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2017 to June 30, 2018:

Final capping, closure and post-closure liability at December 31, 2017	$237,817
Adjustments to final capping, closure and post-closure liabilities	(13,235)
Liabilities incurred	7,810
Accretion expense associated with landfill obligations	6,386
Closure payments	(477)
Assumption of closure liabilities from acquisitions	4,408
Foreign currency translation adjustment	(1,756)
Final capping, closure and post-closure liability at June 30, 2018	$240,953

Liabilities incurred of $7,810 for the six months ended June 30, 2018, represent non-cash increases to final capping, closure and post-closure liabilities. The adjustment to final capping, closure and post-closure liabilities primarily consisted of decreases in estimated closure and post closure costs at several of the Company’s landfills, most notably its Chiquita Canyon landfill, and changes to engineering estimates related to proposed expansions as well as timing of closure events and total site capacity.  These decreases were partially offset by increases in estimated post closure costs and adjustments to reduce the remaining lives at certain sites. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At June 30, 2018 and December 31, 2017, $56,824 and $56,090 of the Company’s restricted cash and investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

7.	ACQUISITIONS

The Company acquired 12 individually immaterial non-hazardous solid waste collection, recycling, transfer and disposal businesses during the six months ended June 30, 2018. The purchase price for one of these acquisitions included contingent consideration of $11,593, representing the fair value of up to $12,582 of amounts payable to the former owners based on the achievement of certain operating targets specified in the asset purchase agreement. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the three-year period in which the obligation is expected to be settled, and applying a discount rate of 2.7%. As of June 30, 2018, the obligation recognized at the purchase date has not materially changed. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled.

The total acquisition-related costs incurred during the six months ended June 30, 2018 for these acquisitions was $4,584. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

In addition to the acquisition of Groot, the Company acquired six individually immaterial non-hazardous solid waste collection businesses during the six months ended June 30, 2017. The total acquisition-related costs incurred during the six months ended June 30, 2017 for these acquisitions was $2,459. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the six months ended June 30, 2018 and 2017:

	2018 Acquisitions	2017 Acquisitions
Fair value of consideration transferred:
Cash	$485,519	$347,936
Debt assumed	65,010	56,957
Notes issued to sellers	-	13,460
Fair value of operations exchanged	-	4,500
	550,529	422,853

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	12,234	13,264
Prepaid expenses and other current assets	2,352	2,586
Property and equipment	340,922	128,298
Long-term franchise agreements and contracts	9,787	31,700
Customer lists	23,905	17,032
Other intangibles	30,000	27,261
Other assets	-	487
Accounts payable and accrued liabilities	(14,413)	(11,119)
Deferred revenue	(3,646)	(3,176)
Contingent consideration	(11,669)	(15)
Other long-term liabilities	(4,408)	(1,080)
Deferred income taxes	(244)	(50,283)
Total identifiable net assets	384,820	154,955
Goodwill	$165,709	$267,898

Goodwill acquired during the six months ended June 30, 2018 and 2017, totaling $165,465 and $11,111, respectively, is expected to be deductible for tax purposes.

The fair value of acquired working capital related to eight individually immaterial acquisitions completed during the twelve months ended June 30, 2018, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these eight acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the six months ended June 30, 2018, is $12,806, of which $572 is expected to be uncollectible.  The gross amount of trade receivables due under contracts acquired during the six months ended June 30, 2017, is $13,964, of which $700 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisitions of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

8.	ASSETS HELD FOR SALE

As of June 30, 2018, assets classified as held for sale consist of certain operating markets in the Company’s Southern segment. The assets held for sale have been recognized at the lower of cost or fair value less costs to sell, which resulted in recording an estimated loss on disposal of $19,189 to Impairments and other operating items in the Condensed Consolidated Statements of Net Income during the year ended December 31, 2017. The expected consideration may include cash and non-monetary assets.

The Company’s assets and liabilities held for sale as of June 30, 2018 and December 31, 2017, were comprised of the following:

	June 30, 2018	December 31, 2017
Current assets held for sale:
Cash and equivalents	$159	$192
Accounts receivable	1,064	1,185
Other current assets	225	219
	$1,448	$1,596
Long-term assets held for sale:
Property and equipment	$11,645	$12,623
Other assets	2	2
	$11,647	$12,625
Current liabilities held for sale:
Accounts payable	$680	$804
Accrued liabilities	271	215
Deferred revenue	1,093	1,136
	$2,044	$2,155

9.	INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at June 30, 2018:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$482,305	$(140,969)	$-	$341,336
Customer lists	424,659	(204,954)	-	219,705
Permits and other	344,837	(42,325)	-	302,512
	1,251,801	(388,248)	-	863,553
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	-	-	158,591
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,507)	21,348
	260,729	-	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,512,530	$(388,248)	$(38,507)	$1,085,775

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the six months ended June 30, 2018 was 16.6 years. The weighted-average amortization period of customer lists acquired during the six months ended June 30, 2018 was 10.0 years. The weighted-average amortization period of finite-lived permits and other intangibles acquired during the six months ended June 30, 2018 was 40.0 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$481,293	$(123,591)	$-	$357,702
Customer lists	405,683	(180,440)	-	225,243
Permits and other	317,984	(35,715)	-	282,269
	1,204,960	(339,746)	-	865,214
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	-	-	158,591
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,507)	21,348
	260,729	-	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,465,689	$(339,746)	$(38,507)	$1,087,436

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2018	$104,617
For the year ending December 31, 2019	$94,346
For the year ending December 31, 2020	$84,644
For the year ending December 31, 2021	$74,614
For the year ending December 31, 2022	$65,110

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

10.	LONG-TERM DEBT

The following table presents the Company’s long-term debt as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Revolver under Credit Agreement, bearing interest ranging from 2.77% to 3.58% (a)	$195,166	$192,101
Term loan under Credit Agreement, bearing interest at 3.19% (a)	1,637,500	1,637,500
2018 Senior Notes	-	50,000
2019 Senior Notes	175,000	175,000
2021 Senior Notes	100,000	100,000
New 2021 Senior Notes	150,000	150,000
2022 Senior Notes	125,000	125,000
2023 Senior Notes	200,000	200,000
2024 Senior Notes	150,000	150,000
2025 Senior Notes	375,000	375,000
2026 Senior Notes	400,000	400,000
2027 Senior Notes	250,000	250,000
Tax-exempt bonds, bearing interest ranging from 1.41% to 1.62% (a)	36,430	95,430
Notes payable to sellers and other third parties, bearing interest at 2.75% to 24.81% (a)	15,504	26,290
	3,809,600	3,926,321
Less – current portion	(1,690)	(11,659)
Less – debt issuance costs	(15,063)	(15,090)
	$3,792,847	$3,899,572

(a) Interest rates represent the interest rates incurred at June 30, 2018.

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

On April 20, 2017, pursuant to the 2016 NPA, and the 2016 First Supplement, the Company issued and sold to certain accredited institutional investors $400,000 aggregate principal amount of senior unsecured notes consisting of $150,000 aggregate principal amount, which will mature on April 20, 2024 with an annual interest rate of 3.24% (the “2024 Senior Notes”) and $250,000 aggregate principal amount, which will mature on April 20, 2027 with an annual interest rate of 3.49% (the “2027 Senior Notes” and collectively with the 2024 Senior Notes, the “2017A Senior Notes”) in a private placement. The 2017A Senior Notes bear interest at fixed rates with interest payable in arrears semi-annually on the first day of October and April beginning on October 1, 2017, and on the respective maturity dates, until the principal thereunder becomes due and payable.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Pursuant to the terms and conditions of the Assumed 2008 NPA, the Company has outstanding senior unsecured notes (the “2008 Senior Notes”) consisting of $175,000 of 5.25% senior notes due 2019 (the “2019 Senior Notes”), $100,000 of 4.64% senior notes due 2021 (the “2021 Senior Notes), $125,000 of 3.09% senior notes due 2022 (the “2022 Senior Notes”) and $375,000 of 3.41% senior notes due 2025 (the “2025 Senior Notes”). The Company redeemed at maturity its $50,000 of 4.00% senior notes due April 2018 (the “2018 Senior Notes”) on April 2, 2018 using borrowings under its Credit Agreement.

Under the terms and conditions of the Assumed 2008 NPA, the Company is authorized to issue and sell notes in the aggregate principal amount of $1,250,000, inclusive of the outstanding $775,000 aggregate principal amount of 2008 Senior Notes assumed by the Company on June 1, 2016, provided that the purchasers of the 2008 Senior Notes shall not have any obligation to purchase any additional notes issued pursuant to the Assumed 2008 NPA.

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

Credit Agreement

Details of the Credit Agreement are as follows:

	June 30, 2018	December 31, 2017
Revolver under Credit Agreement
Available	$1,220,107	$1,149,813
Letters of credit outstanding	$147,228	$220,586
Total amount drawn, as follows:	$195,166	$192,101
Amount drawn – Canadian prime rate loan	$9,113	$16,739
Interest rate applicable - Canadian prime rate loan	3.58%	3.45%
Amount drawn – Canadian bankers’ acceptance	$186,053	$175,362
Interest rate applicable – Canadian bankers’ acceptance	2.77%	2.64%
Commitment – rate applicable	0.12%	0.15%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$1,637,500	$1,637,500
Interest rate applicable – U.S. based LIBOR loan	3.19%	2.77%

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

Tax Exempt Bonds

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

11.	SEGMENT REPORTING

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

Under the current orientation, the Company’s Southern segment services customers located in Alabama, Arkansas, Florida, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; the Company’s Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; the Company’s Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan; and the Company’s Central segment services customers located in Arizona, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming.  The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

The Company’s Chief Operating Decision Maker evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA. The Company defines segment EBITDA as earnings before interest, taxes, depreciation, amortization, impairments and other operating items, other income (expense) and foreign currency transaction gain (loss). Segment EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies.  The Company’s management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.  A reconciliation of segment EBITDA to Income before income tax provision is included at the end of this Note 11.

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2018 and 2017, is shown in the following tables:

Three Months Ended June 30, 2018	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$321,051	$(37,941)	$283,110	$68,787
Western	295,730	(32,031)	263,699	81,175
Eastern	324,888	(53,945)	270,943	74,795
Canada	211,787	(24,949)	186,838	67,305
Central	202,725	(27,705)	175,020	63,132
E&P	61,765	(1,407)	60,358	31,231
Corporate(a)	-	-	-	260
	$1,417,946	$(177,978)	$1,239,968	$386,685

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Three Months Ended June 30, 2017	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$323,108	$(37,725)	$285,383	$67,168
Western	288,953	(31,461)	257,492	87,045
Eastern	289,082	(46,015)	243,067	70,668
Canada	209,874	(26,334)	183,540	67,792
Central	182,781	(23,363)	159,418	60,716
E&P	48,677	(2,008)	46,669	21,092
Corporate(a)	-	-	-	(11,162)
	$1,342,475	$(166,906)	$1,175,569	$363,319

Six Months Ended June 30, 2018	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$630,007	$(73,558)	$556,449	$137,694
Western	570,850	(61,988)	508,862	153,832
Eastern	612,727	(99,905)	512,822	142,229
Canada	403,475	(46,662)	356,813	126,571
Central	377,925	(49,116)	328,809	121,553
E&P	119,385	(3,041)	116,344	59,910
Corporate(a)	-	-	-	(6,083)
	$2,714,369	$(334,270)	$2,380,099	$735,706

Six Months Ended June 30, 2017	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$640,447	$(74,942)	$565,505	$136,108
Western	552,954	(59,872)	493,082	162,613
Eastern	559,756	(87,720)	472,036	135,297
Canada	397,829	(48,735)	349,094	125,914
Central	346,593	(42,866)	303,727	113,368
E&P	87,742	(4,351)	83,391	35,637
Corporate(a)	-	-	-	(26,783)
	$2,585,321	$(318,486)	$2,266,835	$682,154

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the six operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Total assets for each of the Company’s reportable segments at June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018	December 31, 2017
Southern	$2,777,535	$2,718,296
Western	1,563,670	1,573,955
Eastern	2,339,444	2,024,527
Canada	2,526,702	2,677,557
Central	1,437,434	1,297,118
E&P	971,047	981,980
Corporate	408,712	741,248
Total Assets	$12,024,544	$12,014,681

The following tables show changes in goodwill during the six months ended June 30, 2018 and 2017, by reportable segment:

	Southern	Western	Eastern	Canada	Central	E&P	Total
Balance as of December 31, 2017	$1,436,320	$397,508	$804,133	$1,575,538	$468,275	$-	$4,681,774
Goodwill acquired	4,909	666	120,979	-	39,155	-	165,709
Impact of changes in foreign currency	-	-	-	(74,517)	-	-	(74,517)
Balance as of June 30, 2018	$1,441,229	$398,174	$925,112	$1,501,021	$507,430	$-	$4,772,966

	Southern	Western	Eastern	Canada	Central	E&P	Total
Balance as of December 31, 2016	$1,470,023	$376,537	$533,160	$1,465,274	$467,924	$77,343	$4,390,261
Goodwill acquired	10,335	-	249,724	7,128	711	-	267,898
Impairment loss	-	-	-	-	-	(77,343)	(77,343)
Goodwill adjustment for assets sold	2,205	-	321	-	-	-	2,526
Impairment loss related to assets held for sale	(27,311)	-	-	-	-	-	(27,311)
Goodwill reclassified as assets held for sale	(17,215)	-	-	-	-	-	(17,215)
Impact of changes in foreign currency	-	-	-	50,757	-	-	50,757
Balance as of June 30, 2017	$1,438,037	$376,537	$783,205	$1,523,159	$468,635	$-	$4,589,573

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Southern segment EBITDA	$68,787	$67,168	$137,694	$136,108
Western segment EBITDA	81,175	87,045	153,832	162,613
Eastern segment EBITDA	74,795	70,668	142,229	135,297
Canada segment EBITDA	67,305	67,792	126,571	125,914
Central segment EBITDA	63,132	60,716	121,553	113,368
E&P segment EBITDA	31,231	21,092	59,910	35,637
Subtotal reportable segments	386,425	374,481	741,789	708,937
Unallocated corporate overhead	260	(11,162)	(6,083)	(26,783)
Depreciation	(142,450)	(132,827)	(275,634)	(258,067)
Amortization of intangibles	(26,474)	(24,762)	(52,573)	(50,272)
Impairments and other operating items	(7,073)	1,180	(8,104)	(140,501)
Interest expense	(32,426)	(31,160)	(64,796)	(60,291)
Interest income	1,056	1,026	2,210	1,474
Other income, net	2,031	834	1,644	1,852
Foreign currency transaction gain (loss)	30	(1,048)	(190)	(1,638)
Income before income tax provision	$181,379	$176,562	$338,263	$174,711

12.	DERIVATIVE FINANCIAL INSTRUMENTS

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Credit Agreement.  The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at June 30, 2018 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At June 30, 2018, the Company’s derivative instruments included 16 interest rate swap agreements as follows:

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
April 2014	$100,000	1.800%	1-month LIBOR	July 2014	July 2019
May 2014	$50,000	2.344%	1-month LIBOR	October 2015	October 2020
May 2014	$25,000	2.326%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
April 2016	$100,000	1.000%	1-month LIBOR	February 2017	February 2020
June 2016	$75,000	0.850%	1-month LIBOR	February 2017	February 2020
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.900%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.890%	1-month LIBOR	January 2018	January 2021
August 2017	$100,000	1.900%	1-month LIBOR	July 2019	July 2022
August 2017	$200,000	2.200%	1-month LIBOR	October 2020	October 2025
August 2017	$150,000	1.950%	1-month LIBOR	February 2020	February 2023
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025

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

At June 30, 2018, the Company’s derivative instruments included one fuel hedge agreement as follows:

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The fair values of derivative instruments designated as cash flow hedges as of June 30, 2018, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$9,208	Other long-term liabilities	$(1,678)
	Other assets, net	24,542

Fuel hedges	Prepaid expenses and other current assets(b)	3,704
Total derivatives designated as cash flow hedges		$37,454		$(1,678)

(a)       Represents the estimated amount of the existing unrealized gains on interest rate swaps as of June 30, 2018 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)       Represents the estimated amount of the existing unrealized gains on the fuel hedge as of June 30, 2018 (based on the forward DOE diesel fuel index curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

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

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three and six months ended June 30, 2018 and 2017:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCIL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCIL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017		2018	2017
Interest rate swaps	$2,349	$(4,098)	Interest expense	$(936)	$558
Fuel hedges	1,541	(720)	Cost of operations	(1,268)	626
Total	$3,890	$(4,818)		$(2,204)	$1,184

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCIL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCIL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
Interest rate swaps	$11,000	$(1,379)	Interest expense	$(1,376)	$1,353
Fuel hedges	2,004	(2,714)	Cost of operations	(2,131)	1,222
Total	$13,004	$(4,093)		$(3,507)	$2,575

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

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts.  There was no significant ineffectiveness recognized on the fuel hedges during the six months ended June 30, 2018 and 2017.

See Note 16 for further discussion on the impact of the Company’s hedge accounting to its consolidated comprehensive income (loss) and AOCIL.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and fuel hedges.  As of June 30, 2018 and December 31, 2017, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of June 30, 2018 and December 31, 2017, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy.  The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of June 30, 2018 and December 31, 2017, are as follows:

	Carrying Value at		Fair Value* at
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
2018 Senior Notes	$-	$50,000	$-	$50,223
2019 Senior Notes	$175,000	$175,000	$179,078	$182,547
2021 Senior Notes	$100,000	$100,000	$102,394	$104,985
New 2021 Senior Notes	$150,000	$150,000	$144,459	$146,855
2022 Senior Notes	$125,000	$125,000	$121,611	$124,532
2023 Senior Notes	$200,000	$200,000	$189,824	$194,660
2024 Senior Notes	$150,000	$150,000	$144,657	$149,133
2025 Senior Notes	$375,000	$375,000	$361,820	$375,311
2026 Senior Notes	$400,000	$400,000	$374,126	$388,760
2027 Senior Notes	$250,000	$250,000	$239,692	$250,029

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedges, restricted cash and investments and contingent consideration, refer to Note 15.

14.	NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$138,682	$123,656	$263,551	$138,530

Denominator:
Basic shares outstanding	263,691,172	263,387,338	263,757,179	263,225,541
Dilutive effect of equity-based awards	640,857	722,256	695,606	781,766
Diluted shares outstanding	264,332,029	264,109,594	264,452,785	264,007,307

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges.  The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts.  The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedges.  The assumptions used in preparing the DCF model include:  (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contracts.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $3.25 to $3.27 at June 30, 2018 and from $2.95 to $3.00 at December 31, 2017. The weighted average DOE index curve used in the DCF model was $3.26 and $2.96 at June 30, 2018 and December 31, 2017, respectively. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position.  The Company’s restricted cash and investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf.  The Company’s restricted cash and investments measured at fair value are invested primarily in U.S. government and agency securities, money market accounts and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, were as follows:

	Fair Value Measurement at June 30, 2018 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net asset position	$32,072	$-	$32,072	$-
Fuel hedge derivative instrument – net asset position	$3,704	$-	$-	$3,704
Restricted cash and investments	$122,675	$-	$122,675	$-
Contingent consideration	$(54,988)	$-	$-	$(54,988)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Fair Value Measurement at December 31, 2017 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net asset position	$18,979	$-	$18,979	$-
Fuel hedge derivative instrument – net asset position	$3,880	$-	$-	$3,880
Restricted cash and investments	$165,592	$-	$165,592	$-
Contingent consideration	$(47,285)	$-	$-	$(47,285)

The following table summarizes the changes in the fair value for Level 3 derivatives for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Beginning balance	$3,880	$(264)
Realized (gains) losses included in earnings	(2,837)	1,976
Unrealized gains (losses) included in AOCIL	2,661	(4,389)
Ending balance	$3,704	$(2,677)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Beginning balance	$47,285	$51,826
Contingent consideration recorded at acquisition date	11,669	15
Payment of contingent consideration recorded at acquisition date	(4,976)	(5,565)
Payment of contingent consideration recorded in earnings	(11)	-
Adjustments to contingent consideration	349	11,013
Interest accretion expense	852	1,026
Foreign currency translation adjustment	(180)	-
Ending balance	$54,988	$58,315

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

16.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting.  The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three months ended June 30, 2018
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$(1,273)	$337	$(936)
Fuel hedge amounts reclassified into cost of operations	(1,688)	420	(1,268)
Changes in fair value of interest rate swaps	3,196	(847)	2,349
Changes in fair value of fuel hedge	2,045	(504)	1,541
Foreign currency translation adjustment	(43,474)	-	(43,474)
	$(41,194)	$(594)	$(41,788)

	Three months ended June 30, 2017
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$760	$(202)	$558
Fuel hedge amounts reclassified into cost of operations	1,012	(386)	626
Changes in fair value of interest rate swaps	(2,904)	(1,194)	(4,098)
Changes in fair value of fuel hedges	(1,164)	444	(720)
Foreign currency translation adjustment	53,193	-	53,193
	$50,897	$(1,338)	$49,559

	Six months ended June 30, 2018
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$(1,872)	$496	$(1,376)
Fuel hedge amounts reclassified into cost of operations	(2,837)	706	(2,131)
Changes in fair value of interest rate swaps	14,965	(3,965)	11,000
Changes in fair value of fuel hedge	2,661	(657)	2,004
Foreign currency translation adjustment	(102,804)	-	(102,804)
	$(89,887)	$(3,420)	$(93,307)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Six months ended June 30, 2017
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,841	$(488)	$1,353
Fuel hedge amounts reclassified into cost of operations	1,976	(754)	1,222
Changes in fair value of interest rate swaps	(1,876)	497	(1,379)
Changes in fair value of fuel hedges	(4,389)	1,675	(2,714)
Foreign currency translation adjustment	70,627	-	70,627
	$68,179	$930	$69,109

A rollforward of the amounts included in AOCIL, net of taxes, for the six months ended June 30, 2018 and 2017, is as follows:

	Fuel Hedges	Interest Rate Swaps	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$2,907	$13,951	$91,555	$108,413
Amounts reclassified into earnings	(2,131)	(1,376)	-	(3,507)
Changes in fair value	2,004	11,000	-	13,004
Foreign currency translation adjustment	-	-	(102,804)	(102,804)
Balance at June 30, 2018	$2,780	$23,575	$(11,249)	$15,106

	Fuel Hedges	Interest Rate Swaps	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(164)	$8,094	$(50,931)	$(43,001)
Amounts reclassified into earnings	1,222	1,353	-	2,575
Changes in fair value	(2,714)	(1,379)	-	(4,093)
Foreign currency translation adjustment	-	-	70,627	70,627
Balance at June 30, 2017	$(1,656)	$8,068	$19,696	$26,108

See Note 12 for further discussion on the Company’s derivative instruments.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

17.	SHAREHOLDERS' EQUITY

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

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the six-month period ended June 30, 2018, is presented below:

Unvested Shares
Outstanding at December 31, 2017	1,042,014
Granted	496,217
Forfeited	(33,711)
Vested and issued	(468,423)
Vested and deferred	(3,653)
Outstanding at June 30, 2018	1,032,444

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the six-month period ended June 30, 2018 was $69.22.

Recipients of RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose.  At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At June 30, 2018 and 2017, the Company had 349,799 and 352,263 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the six-month period ended June 30, 2018, is presented below:

Unvested Shares
Outstanding at December 31, 2017	514,461
Granted	178,377
Forfeited	(34)
Vested and issued	(154,181)
Outstanding at June 30, 2018	538,623

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

During the six months ended June 30, 2018, the Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2020. During the same period, the Compensation Committee also granted PSUs with a one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period.  The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period.  The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the six-month period ended June 30, 2018 was $69.04.

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the six-month period ended June 30, 2018, is presented below:

Vested Shares
Outstanding at December 31, 2017	13,138
Granted	4,038
Outstanding at June 30, 2018	17,176

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the six-month period ended June 30, 2018 was $70.47.

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste RSUs during the six-month period ended June 30, 2018, is presented below:

Outstanding at December 31, 2017	158,510
Cash settled	(27,059)
Forfeited	(2,435)
Outstanding at June 30, 2018	129,016

A summary of vesting activity related to Progressive Waste RSUs during the six-month period ended June 30, 2018, is presented below:

Vested at December 31, 2017	138,054
Vested over remaining service period	10,038
Cash settled	(27,059)
Forfeited	(2,435)
Vested at June 30, 2018	118,598

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Other Performance-Based Restricted Share Units

PSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for cash settlement only to employees upon vesting based on achieving target results. A summary of activity related to Progressive Waste PSUs during the six-month period ended June 30, 2018, is presented below:

Outstanding at December 31, 2017	55,602
Cash settled, net of notional dividend	(27,067)
Forfeited	(1,909)
Outstanding at June 30, 2018	26,626

A summary of vesting activity related to Progressive Waste PSUs during the six-month period ended June 30, 2018, is presented below:

Vested at December 31, 2017	28,407
Vested over remaining service period	22,946
Cash settled, net of notional dividend	(27,067)
Forfeited	(1,909)
Vested at June 30, 2018	22,377

No PSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

Share Based Options

Share based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share based options during the six-month period ended June 30, 2018, is presented below:

Outstanding at December 31, 2017	236,616
Cash settled	(60,778)
Outstanding at June 30, 2018	175,838

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

During the six months ended June 30, 2018, the Company repurchased 594,474 common shares pursuant to the NCIB at an aggregate cost of $42,040. For the six months ended June 30, 2017, the Company did not repurchase any common shares pursuant to the NCIB. As of June 30, 2018, the remaining maximum number of shares available for repurchase under the program was 12,587,332.

Cash Dividend

In October 2017, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.02, from $0.12 to $0.14 per share. Cash dividends of $73,584 and $63,463 were paid during the six months ended June 30, 2018 and 2017, respectively.

18.	COMMITMENTS AND CONTINGENCIES

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of June 30, 2018, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

Lower Duwamish Waterway Superfund Site Allocation Process

In November 2012, the Company’s subsidiary, Northwest Container Services, Inc. (“NWCS”), was named by the U.S. Environmental Protection Agency, Region 10 (the “EPA”) as a potentially responsible party (“PRP”), along with more than 100 others, under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “Superfund” law) with respect to the Lower Duwamish Waterway Superfund Site (the “LDW Site”).  Listed on the National Priorities List in 2001, the LDW Site is a five-mile stretch of the Duwamish River flowing into Elliott Bay in Seattle, Washington.  A group of PRPs known as the Lower Duwamish Working Group (“LDWG”) and consisting of the City of Seattle, King County, the Port of Seattle, and Boeing Company conducted a Remedial Investigation/Feasibility Study for the LDW Site.  On December 2, 2014, the EPA issued its Record of Decision (the “ROD”) describing the selected clean-up remedy, and therein estimated that clean-up costs (in present value dollars as of November 2014) would total approximately $342,000. However, it is possible that additional costs could be incurred based upon various factors. The EPA estimates that it will take seven years to implement the clean-up. The ROD also requires ten years of monitoring following the clean-up, and provides that if clean-up goals have not been met by the end of this period, then additional clean-up activities, at additional cost, may be required at that time. Implementation of the clean-up will not begin until after the ongoing Early Action Area (“EAA”) clean-ups have been completed. Typically, costs for monitoring may be in addition to those expended for the clean-up. While three of the EAA clean-ups have been completed to date, some work remains to be done on three other EAAs. Implementation of the clean-up also must await additional baseline sampling throughout the LDW Site and the preparation of a remedial design for performing the clean-up. On April 27, 2016, the LDWG entered into a third amendment of its Administrative Order on Consent with the EPA (the “AOC 3”) in which it agreed to perform the additional baseline sediment sampling and certain technical studies needed to prepare the actual remedial design. The LDWG and EPA have recently entered into a fourth amendment to the AOC addressing the upper reach of the LDW Site but the document is not yet publicly available.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

On August 16, 2016, the EPA sent individual letters to each of the PRPs for the LDW Site, including NWCS, stating that it expects to initiate negotiations with all PRPs in early 2018 relating to a Remedial Design/Remedial Action (“RD/RA”) Consent Decree. An RD/RA Consent Decree provides for the cleanup of the entire site and is often referred to as a “global settlement.” In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a confidential and non-binding allocation of certain past response costs allegedly incurred at the LDW Site as well as the anticipated future response costs associated with the clean-up. The pre-remedial design work under the AOC 3 is now not expected to conclude until the end of 2019, and in March 2017, the PRPs provided the EPA with notice that the allocation is not scheduled to conclude until mid-2019. With recent extensions, the allocation is now scheduled to conclude in early 2020. In June 2017, attorneys for the EPA informed attorneys for several PRPs that the EPA expected to begin RD/RA negotiations in the late summer or early fall of 2018. Those negotiations have not been scheduled and there is no recent indication from the EPA regarding when they will begin. The Company cannot provide assurance that the EPA’s schedule can be met or will be adjusted. NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs, its specific allocation, or the likelihood of the parties then negotiating a global settlement with the EPA. Thus, NWCS cannot reasonably determine the likelihood of any outcome in this matter, including its potential liability.

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

CCL appealed the Commission’s decision to the County Board of Supervisors, but the appeal was not successful. At a subsequent hearing, on July 25, 2017, the Board of Supervisors approved the CUP. On October 20, 2017, CCL filed in the Superior Court of California, County of Los Angeles a verified petition for writ of mandate and complaint against the County and the County Board of Supervisors captioned Chiquita Canyon, LLC v. County of Los Angeles, No. BS171262 (Los Angeles Co. Super Ct.) (the “Complaint”). The Complaint challenges the terms of the CUP in 13 counts generally alleging that the County violated multiple California and federal statutes and California and federal constitutional protections. CCL seeks the following relief: (a) an injunction and writ of mandate against certain of the CUP’s operational restrictions, taxes and fees, (b) a declaration that the challenged conditions are unconstitutional and in violation of state and federal statutes, (c) reimbursement for any such illegal fees paid under protest, (d) damages, (e) an award of just compensation for a taking, (f) attorney fees, and (g) all other appropriate legal and equitable relief.

On December 6, 2017, the County filed a demurrer to the Complaint arguing that the Complaint is legally insufficient to proceed. At an initial trial-setting hearing on February 8, 2018, the Superior Court suggested that the Complaint should be amended to separate the claims seeking a writ of mandamus against the County. CCL filed its First Amended Complaint on March 23, 2018. The County filed its demurrer and motion to strike challenging portions of the First Amended Complaint on April 25, 2018. CCL filed its combined opposition to the demurrer and motion to strike on July 3, 2018. The County filed a combined reply brief on July 10, 2018. The hearing on the demurrer took place on July 17, 2018. The Court sustained the demurrer and granted the motion to strike. The effect of the Court’s rulings is to bar CCL from proceeding with its challenges to 14 of the 29 CUP conditions at issue in the litigation, including 13 operational conditions and CCL’s challenge to the $11,600 B&T Fee discussed below. CCL is permitted to seek an immediate, discretionary review of the Court’s decisions by the California Court of Appeal, which the Company is in the process of evaluating. The trial is now set for June 19, 2019. CCL will vigorously prosecute the lawsuit. However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

B.	CEQA Lawsuit Against Los Angeles County Challenging Environmental Review for Landfill Expansion

A separate lawsuit involving CCL and the Landfill was filed on August 24, 2017 by community activists alleging that the environmental review underlying the CUP was inadequate under state law. The Val Verde Civic Association, Citizens for Chiquita Canyon Landfill Compliance, and the Santa Clarita Organization for Planning the Environment filed a petition for writ of mandate in the Superior Court of California, County of Los Angeles against the County, naming CCL as the real party in interest. The lawsuit seeks to overturn the County’s approval of the CUP for the expansion of the Landfill and the certification of the final Environmental Impact Report, arguing that the report violates the California Environmental Quality Act. Pursuant to Condition No. 6 of the CUP, which requires CCL to defend, indemnify, and hold harmless the County, its agents, officers, and employees from any claim or proceeding against the County brought by any third party to attack, set aside, void, or annul the CUP approval, CCL has agreed to reimburse the County for its legal costs associated with defense of the lawsuit. As the real party in interest, CCL has a right to notice and an opportunity to be heard in opposition to the petition for writ of mandate. No trial date or briefing schedule on the petition for writ of mandate has been established by the court. CCL intends to vigorously defend the lawsuit as the real party in interest. However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

C.	Solid Waste Management Fee Enforcement Order

On September 15, 2016, CCL received a letter from the County’s Department of Public Works (“DPW”), which alleged that from October 2011 to September 2014, CCL underpaid the County Solid Waste Management Fee in violation of the Los Angeles County Code. An invoice totaling more than $5,100, which included certain fees and penalties, was attached to the letter, with 30-day payment terms.

On September 29, 2016, CCL submitted an initial response to the DPW letter. CCL filed a protective administrative appeal on October 13, 2016. DPW responded on July 27, 2017, after the CUP was approved, rejecting CCL’s arguments and stating its intention to proceed with an enforcement order if the outstanding invoice was not paid. CCL responded on August 25, 2017, addressing each point raised by DPW and reiterated its position that no additional fees were due.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

On August 30, 2017, DPW issued an enforcement order seeking payment of the Solid Waste Management Fee and the administrative penalties that had allegedly accrued through March 2015, together totaling more than $5,100. CCL filed a timely administrative appeal of the order on September 28, 2017. CCL has negotiated with County Counsel to set a briefing schedule, hearing date for the appeal, and selection of a neutral hearing officer. A prehearing order was entered on July 9, 2018 by the hearing officer that sets the hearing date of September 11, 2018, with an option for continuing on September 12, 2018. The prehearing order also set dates for briefing and disclosure of documents and written testimony leading up to the hearing. CCL also has a right to challenge in State court any decision of the hearing officer that is not supported by the law or substantial evidence. At this point, the Company is not able to determine the likelihood of any outcome in this matter.

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

On January 12, 2018, CCL filed an appeal of the alleged violations in the NOV. Subsequently, CCL filed additional legal arguments and exhibits contesting the NOV. On March 6, 2018, a DRP employee designated as hearing officer sustained the NOV, including the $11,600 B&T Fee, and imposed an administrative penalty in the amount of $83 and a noncompliance fee of $0.75. A written decision memorializing the hearing officer’s findings and order, dated July 10, 2018, was received by CCL on July 12, 2018. On April 13, 2018, CCL filed in the Superior Court of California, County of Los Angeles a Petition for Writ of Administrative Mandamus against the County seeking to overturn the decision sustaining the NOV, contending that the NOV and decision are not supported by the facts or law. CCL also filed that day an Application for a Stay seeking to halt enforcement of the B&T Fee and penalty and the accrual of any further penalties pending the resolution of the Petition for Writ of Mandamus. On April 24, 2018, the Court began a hearing on the Application for Stay. CCL withdrew the Application without a ruling. Subsequently, on June 22, 2018, Chiquita filed a Motion for Stay, which the County opposed in a brief filed on July 3, 2018. Chiquita filed a reply in support of its Motion for Stay on July 10, 2018, and the motion was heard and denied by the Court on July 17, 2018. As a result of the ruling, penalties of up to $1 per day for non-payment of the B&T Fee will likely continue to accrue. CCL is currently evaluating its options with respect to the ruling, including an immediate appeal to the California Court of Appeal. The trial of the matter is now set for June 19, 2019. At this point, the Company is not able to determine the likelihood of any outcome in this matter.

Florida Default Judgment

On January 5, 2017, a state court in Miami, Florida entered a $10,000 final judgment (“Judgment”) against the Company’s subsidiary, Progressive Waste Solutions of FL, Inc. (“Progressive”), which is now known as Waste Connections of Florida, Inc. The Judgment was the result of a default against Progressive for failure to respond to or otherwise defend itself against a complaint filed on July 21, 2015, prior to the closing of the Progressive Waste acquisition. The Company and Progressive learned of the Judgment on March 6, 2018. On March 20, 2018, Progressive filed a motion to set aside judgment and requested that the trial court (1) allow the case to proceed on the merits, (2) stay any efforts to execute or collect on the Judgment, and (3) dissolve any and all writs of garnishment. The trial judge denied the motion on April 10, 2018. Progressive continues to vigorously defend itself from the Judgment. On May 2, 2018, Progressive filed an appeal of the April 10, 2018 order and posted a civil supersedeas bond to stop all efforts to collect on the Judgment pending the outcome of its appeal. The appeal remains pending currently awaiting the filing of an answer brief. At this time, the Company is unable to express an opinion on the likelihood of an unfavorable outcome to Progressive or express an opinion on the amount or range of potential loss in the event of an unfavorable outcome. As a result, the Company has not accrued any liability for the Judgment.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Town of Colonie, New York Landfill Expansion Litigation

On April 16, 2014, the Town of Colonie filed an application (the “Application”) with the New York State Department of Environmental Conservation (“DEC”) to modify the Town’s then-current Solid Waste Management Facility Permit and for other related permits to authorize the development and operation of Area 7 of the Town of Colonie Landfill (the “Landfill”), which is located in Albany County, New York. DEC issued the requested permits on April 5, 2018 (the “Permits”). The Company’s subsidiary, Capital Region Landfills, Inc. (“CRL”), has been the sole operator of the Landfill since September 2011 pursuant to an operating agreement between CRL and the Town.

On May 7, 2018, the Town of Halfmoon, New York, and five of its residents, commenced an Article 78 special proceeding in the Supreme Court of the State of New York, Saratoga County, against DEC, the Town, CRL, and the Company (the “Halfmoon Proceeding”). On that same date, the Town of Waterford, New York, and eleven of its residents, also commenced an Article 78 special proceeding in the Supreme Court of the State of New York, Saratoga County, against the same respondents (the “Waterford Proceeding”). On June 15, 2018, the Waterford Petitioners served an Amended Verified Petition, removing the Company as a respondent. The Halfmoon Petitioners served an Amended Verified Petition on July 5, 2018, retaining all originally-named parties. The Company has moved to dismiss the Halfmoon Amended Verified Petition and that motion is fully submitted to the court.

The Petitioners allege that, in granting the Permits, DEC failed to comply with the procedural and substantive requirements of New York’s Environmental Conservation Law and State Environmental Quality Review Act, and their implementing regulations. The Petitioners have asked the court to: annul the Permits and invalidate DEC’s Findings Statement, enjoin the Town and CRL from taking any action authorized by the Permits, require an issues conference and possibly an adjudicatory hearing before DEC can re-consider the Town’s permit application; remand all regulatory issues to a DEC Administrative Law Judge; and award costs and disbursements. The Waterford Petitioners have also requested reasonable attorneys’ fees.

On July 13, 2018, the court granted a venue change motion filed by DEC, and ordered that the Halfmoon and Waterford Proceedings be transferred to the Supreme Court, Albany County. No return date has been established by the court, but Article 78 proceedings are intended to be resolved expeditiously, and generally without discovery. CRL’s opposition submissions, including its responsive pleadings, Memorandum of Law, and supporting Affidavits, have been, or will be, filed and served by July 25, 2018. CRL (and, if it remains a respondent, the Company), will vigorously oppose the Halfmoon and Waterford Proceedings. CRL believes that, in issuing the Permits, DEC followed the appropriate statutory and regulatory procedures and made a reasoned determination that is well-supported by the factual record. However, at this point, the Company is not able to determine the likelihood of any outcome in these proceedings.

19.	SUBSEQUENT EVENTS

On July 24, 2018, the Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of the Company’s NCIB.  The renewal will follow on the conclusion of the Company’s current NCIB expiring August 7, 2018.  Upon approval, the Company anticipates that it will be authorized to make purchases during the period of August 8, 2018 to August 7, 2019 or until such earlier time as the NCIB is completed or terminated at the option of the Company.

On July 24, 2018, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.14 per Company common share.  The dividend will be paid on August 21, 2018, to shareholders of record on the close of business on August 7, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature, including statements related to our ability to draw on our Credit Agreement or raise other capital, the responsibilities of our subsidiaries with regard to possible cleanup obligations imposed by the EPA or other regulatory authorities, the impact of global, regional and local economic conditions, including the price of crude oil, on our volume, business and results of operations, the effects of seasonality on our business and results of operations, our ability to address any impacts of inflation on our business, demand for recyclable commodities (including landfill gas reclamation) and recyclable commodity pricing, our expectations with respect to capital expenditures, our expectations with respect to our ability to obtain expansions of permitted landfill capacity and to provide collection services under exclusive arrangements, our expectations with respect to our normal course issuer bid (our share repurchase program) and future dividend payments, our expectations with respect to the outcomes of our legal proceedings, our expectations with respect to the potential financial impairment of our reporting units caused by dispositions of certain operating units, our expectations about new accounting standards, our expectations about potential non-performance by counterparties to our hedge agreements and our expectations with respect to the anticipated benefits of any acquisitions. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

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

As of June 30, 2018, we served residential, commercial, industrial and E&P customers in 40 states in the U.S. and six provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Florida, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Wisconsin and Wyoming and the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

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

The E&P waste services industry is regional in nature and is also highly fragmented, with acquisition opportunities available in several active natural resource basins. Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets, and other solid waste companies. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company. The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price. The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014, and continued through early 2016, resulted in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate. Upon the adoption in January 2017 of new accounting guidance regarding goodwill impairment, we performed an impairment test for our E&P segment which showed its carrying value exceeded its fair value by an amount in excess of the carrying amount of goodwill, or $77.3 million. Therefore, during the six months ended June 30, 2017, we recorded an impairment charge of $77.3 million, consisting of the remaining carrying amount of goodwill at our E&P segment. The prices of crude oil and natural gas have recovered from their low point in February 2016 and the demand for our E&P waste services has improved as a result of increased production of oil and natural gas in the basins in which we operate. If this recovery of the prices of crude oil and natural gas is not sustained, or if a further reduction in crude oil and natural gas prices occurs, it could lead to continued declines in the level of production activity and demand for our E&P waste services, which could result in the recognition of additional impairment charges on our intangible assets and property and equipment associated with our E&P operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
Revenues	$1,239,968	100.0%	$1,175,569	100.0%	$2,380,099	100.0%	$2,266,835	100.0%
Cost of operations	725,022	58.5	685,900	58.4	1,384,825	58.2	1,329,281	58.6
Selling, general and administrative	128,261	10.3	126,350	10.7	259,568	10.9	255,400	11.3
Depreciation	142,450	11.5	132,827	11.3	275,634	11.6	258,067	11.4
Amortization of intangibles	26,474	2.1	24,762	2.1	52,573	2.2	50,272	2.2
Impairments and other operating items	7,073	0.6	(1,180)	(0.1)	8,104	0.3	140,501	6.2
Operating income	210,688	17.0	206,910	17.6	399,395	16.8	233,314	10.3

Interest expense	(32,426)	(2.6)	(31,160)	(2.7)	(64,796)	(2.7)	(60,291)	(2.7)
Interest income	1,056	0.1	1,026	0.1	2,210	0.1	1,474	0.1
Other income, net	2,031	0.1	834	0.1	1,644	0.0	1,852	0.1
Foreign currency transaction gain (loss)	30	0.0	(1,048)	(0.1)	(190)	(0.0)	(1,638)	(0.1)
Income tax provision	(42,565)	(3.4)	(52,675)	(4.5)	(74,417)	(3.1)	(35,804)	(1.6)
Net income	138,814	11.2	123,887	10.5	263,846	11.1	138,907	6.1
Net income attributable to noncontrolling interests	(132)	(0.0)	(231)	(0.0)	(295)	(0.0)	(377)	(0.0)
Net income attributable to Waste Connections	$138,682	11.2%	$123,656	10.5%	$263,551	11.1%	$138,530	6.1%

Revenues.  Total revenues increased $64.4 million, or 5.5%, to $1.240 billion for the three months ended June 30, 2018, from $1.176 billion for the three months ended June 30, 2017. Total revenues increased $113.3 million, or 5.0%, to $2.380 billion for the six months ended June 30, 2018, from $2.267 billion for the six months ended June 30, 2017.

During the three months ended June 30, 2018, incremental revenue from acquisitions closed during, or subsequent to, the three months ended June 30, 2017, increased revenues by approximately $55.2 million.  During the six months ended June 30, 2018, incremental revenue from acquisitions closed during, or subsequent to, the six months ended June 30, 2017, increased revenues by approximately $94.0 million.

Operations that were divested in 2017 decreased revenues by approximately $22.5 million and $50.4 million, respectively, for the three and six months ended June 30, 2018.

During the three months ended June 30, 2018, the net increase in prices charged to our customers at our existing operations was $45.6 million, consisting of $42.1 million of core price increases and $3.5 million from surcharges due primarily to an increase in the market price of diesel fuel. During the six months ended June 30, 2018, the net increase in prices charged to our customers at our existing operations was $87.9 million, consisting of $82.2 million of core price increases and $5.7 million from surcharges due primarily to an increase in the market price of diesel fuel.

During the three and six months ended June 30, 2018, volume decreases in our existing business decreased solid waste revenues by $15.6 million and $26.8 million, respectively, due to declines in residential volumes resulting from certain municipal contracts acquired with the Progressive Waste acquisition that were terminated subsequent to June 30, 2017, declines in commercial volumes due to intentional losses of certain low margin commercial collection customers, declines in transfer station volumes in our New York City market due to reduced inbound waste from the New York Department of Sanitation and lower landfill special waste volumes primarily due to permit limitations at Chiquita Canyon Landfill. E&P revenues at facilities owned and fully-operated during the three and six months ended June 30, 2018 increased by $13.0 million and $31.8 million, respectively, due to higher crude oil and natural gas prices increasing drilling activity and E&P disposal volumes most notably in the Permian Basin and at a majority of our sites.

An increase in the average Canadian dollar to U.S. dollar currency exchange rate resulted in an increase in revenues of $7.7 million and $15.3 million, respectively, for the three and six months ended June 30, 2018. The average Canadian dollar to U.S. dollar exchange rates were 0.7747 and 0.7437 in the three months ended June 30, 2018 and 2017, respectively. The average Canadian dollar to U.S. dollar exchange rates were 0.7828 and 0.7499 in the six months ended June 30, 2018 and 2017, respectively.

Revenues from sales of recyclable commodities at facilities owned during the three and six months ended June 30, 2018 and 2017 decreased $19.7 million and $38.5 million, respectively, due primarily to decreased prices for old corrugated cardboard and other fiber products resulting from a reduction in overseas demand.

Other revenues increased by $0.7 million during the three months ended June 30, 2018, due primarily to an increase in landfill gas sales at our Canada and Southern segments.

Cost of Operations.  Total cost of operations increased $39.1 million, or 5.7%, to $725.0 million for the three months ended June 30, 2018, from $685.9 million for the three months ended June 30, 2017. The increase was primarily the result of $34.0 million of operating costs from acquisitions closed during, or subsequent to, the three months ended June 30, 2017 and an increase in operating costs at our existing operations of $15.8 million, assuming foreign currency parity, and an increase of $4.1 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in operating costs of $14.8 million at operations divested during, or subsequent to, the three months ended June 30, 2017.

The increase in operating costs at our existing operations of $15.8 million for the three months ended June 30, 2018, assuming foreign currency parity, was comprised of an increase in taxes on revenues of $8.0 million due to higher tax rates under our new operating permit at Chiquita Canyon Landfill and increased revenues in our E&P and solid waste markets, an increase in labor expenses of $5.2 million due primarily to employee pay rate increases, an increase in diesel fuel expense of $4.6 million due to increases in the market price of diesel fuel, an increase in third-party trucking and transportation expenses of $2.7 million due primarily to increased E&P volumes that require us to transport the waste to our disposal sites, an increase in subcontracted operating expenses of $1.8 million due primarily to subcontracting certain operations in our E&P segment, an increase in employee benefits expenses of $1.8 million due to transferring retained Progressive Waste employees onto the Waste Connections benefits program, which provides increased benefits to the employees, increased leachate disposal expenses of $1.6 million due to increased precipitation generating higher leachate volumes in our Eastern segment and $0.1 million of other net expense increases, partially offset by a $3.2 million decrease in third party disposal expenses due primarily to improved internalization of waste collected at operating locations acquired in 2017, a decrease in truck, container, equipment and facility maintenance and repair expenses of $2.6 million due to higher prior year expenses incurred to bring acquired equipment to our operating and safety standards, a decrease in expenses associated with the purchase of recyclable commodities of $2.3 million due to decreased recyclable commodity values and a decrease in insurance premium expense of $1.9 million due primarily to transferring the operating locations acquired in the 2017 acquisition of Groot Industries, Inc. onto our high deductible insurance program and changes to the insurance program at our Canada segment.

Total cost of operations increased $55.5 million, or 4.2%, to $1.385 billion for the six months ended June 30, 2018, from $1.329 billion for the six months ended June 30, 2017. The increase was primarily the result of $55.9 million of operating costs from acquisitions closed during, or subsequent to, the six months ended June 30, 2017, an increase in operating costs at our existing operations of $24.8 million, assuming foreign currency parity, and an increase of $8.4 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in operating costs of $33.6 million at operations divested during, or subsequent to, the six months ended June 30, 2017.

The increase in operating costs at our existing operations of $24.8 million for the six months ended June 30, 2018, assuming foreign currency parity, was comprised of an increase in taxes on revenues of $13.5 million due to higher tax rates under our new operating permit at Chiquita Canyon Landfill and increased revenues in our E&P and solid waste markets, an increase in labor expenses of $11.0 million due primarily to employee pay rate increases, an increase in diesel fuel expense of $6.8 million due to increases in the market price of diesel fuel, an increase in employee benefits expenses of $5.2 million due to transferring retained Progressive Waste employees onto the Waste Connections benefits program, which provides increased benefits to the employees, an increase in third-party trucking and transportation expenses of $4.5 million due primarily to increased E&P volumes that require us to transport the waste to our disposal sites, an increase in subcontracted operating expenses of $3.8 million due primarily to subcontracting certain operations in our E&P segment and increased leachate disposal expenses of $2.8 million due to increased precipitation generating higher leachate volumes in our Eastern segment, partially offset by a $4.8 million decrease in third party disposal expenses due to improved internalization of waste collected at operating locations acquired in 2017, a decrease in insurance premium expense of $4.1 million due primarily to transferring the operating locations acquired in the 2017 acquisition of Groot Industries, Inc. onto our high deductible insurance program and changes to the insurance program at our Canada segment, a decrease in expenses associated with the purchase of recyclable commodities of $4.1 million due to decreased recyclable commodity values, a decrease in truck, container, equipment and facility maintenance and repair expenses of $4.1 million due to higher prior year expenses incurred to bring acquired equipment to our operating and safety standards, a decrease in compressed natural gas fuel expense of $3.3 million due to the recognition during the six months ended June 30, 2018 of retroactive tax credits associated with fuel purchases in 2017, a decrease in auto, workers’ compensation and property claims expense under our high deductible insurance program of $1.7 million due primarily to adjustments to projected losses on prior period claims and $0.7 million of other net expense decreases.

Cost of operations as a percentage of revenues increased 0.1 percentage points to 58.5% for the three months ended June 30, 2018, from 58.4% for the three months ended June 30, 2017. The components of the increase consisted of a 0.6 percentage point increase from higher taxes on revenues, a 0.3 percentage point increase from increased expenses for diesel fuel and a 0.2 percentage point increase from acquisitions closed during, or subsequent to, the three months ended June 30, 2017 having operating margins lower than our company average, partially offset by a 0.5 percentage point decrease from increased internalization of collected waste volumes, a 0.4 percentage point decrease from truck and equipment repair expenses and a 0.1 percentage point decrease from all other net changes.

Cost of operations as a percentage of revenues decreased 0.4 percentage points to 58.2% for the six months ended June 30, 2018, from 58.6% for the six months ended June 30, 2017. The components of the decrease consisted of a 0.4 percentage point decrease from increased internalization of collected waste volumes, a 0.3 percentage point decrease from truck and equipment repair expenses and a 0.2 percentage point decrease from our compressed natural gas fuel credit, partially offset by a 0.5 percentage point increase from higher taxes on revenues.

SG&A.  SG&A expenses increased $2.0 million, or 1.5%, to $128.3 million for the three months ended June 30, 2018, from $126.3 million for the three months ended June 30, 2017.  The increase was comprised of $3.7 million of additional SG&A expenses from operating locations at acquisitions closed during, or subsequent to, the three months ended June 30, 2017 and an increase of $0.7 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a $0.9 million decrease in SG&A expenses at our existing operations, assuming foreign currency parity, and a decrease of $1.5 million consisting of SG&A expenses from operations divested during, or subsequent to, the three months ended June 30, 2017.

The decrease in SG&A expenses at our existing operations of $0.9 million for the three months ended June 30, 2018, assuming foreign currency parity, was comprised of a decrease in accrued recurring cash incentive compensation expense to our management of $4.8 million due to decreased solid waste volumes and reduced revenue for recyclable commodities resulting in a lower achievement of interim financial targets during the three months ended June 30, 2018, a decrease in share-based compensation expenses of $2.0 million due primarily to less share price volatility and fewer outstanding shares in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, a decrease of $1.3 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of the Company following the close of the Progressive Waste acquisition and $0.4 million of other net expense decreases, partially offset by an increase of $4.3 million in professional fees expense resulting primarily from higher legal expenses, an increase in equity-based compensation expenses of $1.8 million associated with our annual recurring grant of restricted share units to our personnel and an increase in direct acquisition costs of $1.5 million.

SG&A expenses increased $4.2 million, or 1.6%, to $259.6 million for the six months ended June 30, 2018, from $255.4 million for the six months ended June 30, 2017.  The increase was comprised of $6.7 million of additional SG&A expenses from operating locations at acquisitions closed during, or subsequent to, the six months ended June 30, 2017, an increase of $0.9 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods and a $0.1 million increase in SG&A expenses at our existing operations, assuming foreign currency parity, partially offset by a decrease of $3.5 million consisting of SG&A expenses from operations divested during, or subsequent to, the six months ended June 30, 2017.

The increase in SG&A expenses at our existing operations of $0.1 million for the six months ended June 30, 2018, assuming foreign currency parity, was comprised of an increase of $7.9 million in professional fees expense resulting primarily from higher legal expenses, an increase in equity-based compensation expenses of $2.8 million associated with our annual recurring grant of restricted share units to our personnel, an increase in direct acquisition costs of $2.1 million, an increase in payroll expenses of $1.5 million due to annual compensation increases and increased corporate headcount to support the operations acquired during, or subsequent to, June 30, 2017 and an increase in employee benefits expenses of $1.4 million due to increased medical claims costs, partially offset by a decrease in share-based compensation expenses of $7.4 million due primarily to less share price volatility and fewer outstanding shares in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, a decrease in accrued recurring cash incentive compensation expense to our management of $3.1 million due to decreased solid waste volumes and reduced revenue for recyclable commodities resulting in a lower achievement of interim financial targets during the six months ended June 30, 2018, a decrease of $3.0 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of the Company following the close of the Progressive Waste acquisition, a decrease in deferred compensation expense of $1.1 million resulting from deferred compensation liabilities to employees decreasing as a result of decreases in the market value of investments to which employee deferred compensation balances are tracked and $1.0 million of other net expense decreases.

SG&A expenses as a percentage of revenues decreased 0.4 percentage points to 10.3% for the three months ended June 30, 2018, from 10.7% for the three months ended June 30, 2017. The decrease as a percentage of revenues consists of a 0.4 percentage point decrease due to reduced accrued recurring cash incentive compensation expense to our management, a 0.2 percentage point decrease due to reduced share-based compensation expense from the continuation of awards granted to Progressive Waste employees prior to the completion of the Progressive Waste acquisition and a 0.1 percentage point decrease from integration-related professional fees and severance-related expenses related to Progressive Waste, partially offset by a 0.3 percentage point increase from higher professional fees expenses.

SG&A expenses as a percentage of revenues decreased 0.4 percentage points to 10.9% for the six months ended June 30, 2018, from 11.3% for the six months ended June 30, 2017. The decrease as a percentage of revenues consists of a 0.3 percentage point decrease due to reduced share-based compensation expense from the continuation of awards granted to Progressive Waste employees prior to the completion of the Progressive Waste acquisition, a 0.2 percentage point decrease due to reduced accrued recurring cash incentive compensation expense to our management, a 0.1 percentage point decrease from integration-related professional fees and severance-related expenses related to Progressive Waste and a 0.1 percentage point decrease from all other net changes, partially offset by a 0.3 percentage point increase from higher professional fees expenses.

Depreciation.  Depreciation expense increased $9.7 million, or 7.2%, to $142.5 million for the three months ended June 30, 2018, from $132.8 million for the three months ended June 30, 2017.  The increase was primarily the result of additional depreciation and depletion expense of $7.5 million from acquisitions closed during, or subsequent to, the three months ended June 30, 2017, an increase in depreciation expense of $3.7 million, assuming foreign currency parity, associated with additions to our fleet and equipment purchased to support our existing operations and an increase of $0.9 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease of $0.6 million resulting from the disposal of property and equipment with operations divested during, or subsequent to, the three months ended June 30, 2017 and a decrease in depletion expense of $1.8 million, assuming foreign currency parity, at our existing landfills due primarily to declines in special waste volumes.

Depreciation expense increased $17.5 million, or 6.8%, to $275.6 million for the six months ended June 30, 2018, from $258.1 million for the six months ended June 30, 2017.  The increase was primarily the result of additional depreciation and depletion expense of $12.6 million from acquisitions closed during, or subsequent to, the six months ended June 30, 2017, an increase in depreciation expense of $7.0 million, assuming foreign currency parity, associated with additions to our fleet and equipment purchased to support our existing operations and an increase of $1.8 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease of $1.9 million resulting from the disposal of property and equipment with operations divested during, or subsequent to, the six months ended June 30, 2017 and a decrease in depletion expense of $2.0 million, assuming foreign currency parity, at our existing landfills due primarily to declines in special waste volumes.

Depreciation expense as a percentage of revenues increased 0.2 percentage points to 11.5% for the three months ended June 30, 2018, from 11.3% for the three months ended June 30, 2017. Depreciation expense as a percentage of revenues increased 0.2 percentage points to 11.6% for the six months ended June 30, 2018, from 11.4% for the six months ended June 30, 2017. The increases as a percentage of revenues were due primarily to the impact of depreciation expense associated with acquisitions and additions to our fleet and equipment purchased to support our existing operations.

Amortization of Intangibles.  Amortization of intangibles expense increased $1.7 million, or 6.9% to $26.5 million for the three months ended June 30, 2018, from $24.8 million for the three months ended June 30, 2017. The increase in amortization expense was the result of $2.4 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended June 30, 2017 and an increase of $0.3 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease of $1.0 million from certain intangible assets becoming fully amortized subsequent to June 30, 2017.

Amortization of intangibles expense increased $2.3 million, or 4.6% to $52.6 million for the six months ended June 30, 2018, from $50.3 million for the six months ended June 30, 2017. The increase in amortization expense was the result of $4.5 million from intangible assets acquired in acquisitions closed during, or subsequent to, the six months ended June 30, 2017 and an increase of $0.7 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease of $2.5 million from certain intangible assets becoming fully amortized subsequent to June 30, 2017 and a decrease of $0.4 million resulting from the disposal of intangible assets with operations divested during, or subsequent to, the six months ended June 30, 2017.

Amortization expense as a percentage of revenues was 2.1% for the three months ended June 30, 2018 and 2017 and 2.2% for the six months ended June 30, 2018 and 2017.

Impairments and Other Operating Items. Impairments and other operating items increased $8.3 million, to net losses totaling $7.1 million for the three months ended June 30, 2018, from net gains totaling $1.2 million for the three months ended June 30, 2017.

The net losses of $7.1 million recorded during the three months ended June 30, 2018 consisted of $3.9 million of charges to write off the carrying cost of certain contracts that were not renewed prior to their original estimated termination date, $2.9 million of losses on trucks and equipment that were scrapped, disposed of through sales or disposed of as a result of being damaged in operations and $0.3 million of other net charges.

The net gains of $1.2 million recorded during the three months ended June 30, 2017 consisted of the reversal of $11.4 million of expenses recognized in prior periods to adjust the carrying cost of assets held for disposal to fair market value due to modifications to our divestiture plan, partially offset by $7.5 million of charges to adjust the carrying cost of certain contracts acquired from the Progressive Waste acquisition that were not renewed prior to their original estimated termination date, $1.8 million of losses on trucks and equipment that were scrapped, disposed of through sales or disposed of as a result of being damaged in operations and $0.9 million of other net charges.

Impairments and other operating items decreased $132.4 million, to net losses totaling $8.1 million for the six months ended June 30, 2018, from net losses totaling $140.5 million for the six months ended June 30, 2017.

The net losses of $8.1 million recorded during the six months ended June 30, 2018 consisted of $1.4 million of charges to write off the carrying cost of certain contracts that were not expected to be renewed prior to their original estimated termination date, $5.7 million of losses on trucks and equipment that were scrapped, disposed of through sales or disposed of as a result of being damaged in operations and $1.0 million of other net charges.

The net losses of $140.5 million recorded during the six months ended June 30, 2017 consisted of a goodwill impairment charge of $77.3 million at our E&P segment resulting from our early adoption of a new accounting standard on January 1, 2017 which required the recognition of goodwill impairment by the amount which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill, a $42.0 million expense charge to adjust the carrying cost of assets held for disposal to fair market value, an $11.3 million expense charge to increase the fair value of an amount payable under a liability-classified contingent consideration arrangement from an acquisition closed in 2015 by Progressive Waste, $7.5 million of charges to write off the carrying cost of certain contracts acquired from the Progressive Waste acquisition that were not renewed prior to their original estimated termination date, $1.8 million of losses on trucks and equipment that were disposed of through sales or as a result of being damaged in operations and $0.6 million of other net charges.

Operating Income.  Operating income increased $3.8 million, or 1.8%, to $210.7 million for the three months ended June 30, 2018, from $206.9 million for the three months ended June 30, 2017.  The increase was primarily attributable to operating income generated from acquisitions and gross margins recognized on E&P volume growth, partially offset by an increase in impairments and other operating charges.

Operating income increased $166.1 million, or 71.2%, to $399.4 million for the six months ended June 30, 2018, from $233.3 million for the six months ended June 30, 2017.  The increase was primarily attributable to operating income generated from operating income generated from acquisitions, gross margins recognized on E&P volume growth and a decrease in impairments and other operating charges.

Operating income as a percentage of revenues decreased 0.6 percentage points to 17.0% for the three months ended June 30, 2018, from 17.6% for the three months ended June 30, 2017.  The decrease as a percentage of revenues was comprised of a 0.7 percentage point increase in impairments and other operating items, a 0.1 percentage point increase in cost of operations and a 0.2 percentage point increase in depreciation expense, partially offset by a 0.4 percentage point decrease in SG&A expense.

Operating income as a percentage of revenues increased 6.5 percentage points to 16.8% for the six months ended June 30, 2018, from 10.3% for the six months ended June 30, 2017.  The increase as a percentage of revenues was comprised of a 5.9 percentage point decrease in impairments and other operating items, a 0.4 percentage point decrease in cost of operations and a 0.4 percentage point decrease in SG&A expense, partially offset by a 0.2 percentage point increase in depreciation expense.

Interest Expense.  Interest expense increased $1.2 million, or 4.1%, to $32.4 million for the three months ended June 30, 2018, from $31.2 million for the three months ended June 30, 2017. The increase was primarily attributable to an increase of $2.0 million due to higher interest rates on outstanding borrowings under our Credit Agreement and an increase of $0.8 million from the April 2017 issuance of our 2017A Senior Notes, partially offset by a decrease of $0.7 million due to a decrease in the average borrowings outstanding under our Credit Agreement, a decrease of $0.5 million from the redemption of our 2018 Senior Notes using proceeds from our Credit Agreement and $0.4 million of other net decreases.

Interest expense increased $4.5 million, or 7.5%, to $64.8 million for the six months ended June 30, 2018, from $60.3 million for the six months ended June 30, 2017. The increase was primarily attributable to an increase of $4.2 million from the April 2017 issuance of our 2017A Senior Notes and an increase of $4.0 million due to higher interest rates on outstanding borrowings under our Credit Agreement, partially offset by a decrease of $3.0 million due to a decrease in the average borrowings outstanding under our Credit Agreement, a decrease of $0.5 million from the redemption of our 2018 Senior Notes using proceeds from our Credit Agreement and $0.2 million of other net decreases.

Interest Income.  Interest income increased $0.1 million, to $1.1 million for the three months ended June 30, 2018, from $1.0 million for the three months ended June 30, 2017. The increase was primarily attributable to higher reinvestment rates in the current period, partially offset by lower average cash balances.

Interest income increased $0.7 million, to $2.2 million for the six months ended June 30, 2018, from $1.5 million for the six months ended June 30, 2017. The increase was primarily attributable to higher reinvestment rates in the current period, partially offset by lower average cash balances.

Other Income.  Other income increased $1.2 million, to $2.0 million for the three months ended June 30, 2018, from $0.8 million for the three months ended June 30, 2017, due primarily to current period adjustments to reduce accrued liabilities acquired in the Progressive Waste acquisition of $2.2 million, partially offset by a decrease in income earned on investments purchased to fund our employee deferred compensation obligations of $0.5 million and $0.5 million of other net changes.

Other income decreased $0.3 million, to $1.6 million for the six months ended June 30, 2018, from $1.9 million for the six months ended June 30, 2017, due primarily to a decrease in income earned on investments purchased to fund our employee deferred compensation obligations of $1.4 million and $0.4 million of other net changes, partially offset by current period adjustments to reduce accrued liabilities acquired in the Progressive Waste acquisition of $1.5 million.

Income Tax Provision.  Income tax provision decreased $10.1 million, to $42.6 million for the three months ended June 30, 2018, from $52.7 million for the three months ended June 30, 2017. Our effective tax rate for the three months ended June 30, 2018 was 23.5%. Our effective tax rate for the three months ended June 30, 2017 was 29.8%. Income tax provision increased $38.6 million, to $74.4 million for the six months ended June 30, 2018, from $35.8 million for the six months ended June 30, 2017. Our effective tax rate for the six months ended June 30, 2018 was 22.0%. Our effective tax rate for the six months ended June 30, 2017 was 20.5%.

The income tax provision for the three and six months ended June 30, 2018 included a $5.6 million expense associated with the restructuring of our internal refinancing in conjunction with the Tax Act, as well as a $3.1 million benefit related to a reduction in our deferred income tax liabilities resulting from state legislation enacted in the current period and changes in our geographical apportionment due to acquisition activity. Additionally, the income tax provision for the three and six months ended June 30, 2018 included a benefit of $0.2 million and $4.8 million, respectively, from share-based payment awards being recognized in the income statement when settled and a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented.  The following table disaggregates our revenue by service line for the periods indicated (dollars in thousands of U.S. dollars).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Commercial	$360,364	$333,072	$710,718	$662,149
Residential	297,076	284,417	581,901	559,425
Industrial and construction roll off	197,279	179,643	371,747	343,904
Total collection	854,719	797,132	1,664,366	1,565,478
Landfill	271,674	261,140	504,111	482,646
Transfer	168,863	155,035	307,355	290,555
Recycling	22,703	43,693	46,188	87,581
E&P	62,663	50,043	121,022	89,864
Intermodal and other	37,324	35,432	71,327	69,197
Intercompany	(177,978)	(166,906)	(334,270)	(318,486)
Total	$1,239,968	$1,175,569	$2,380,099	$2,266,835

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

Under the current orientation at June 30, 2018, our Southern segment services customers located in Alabama, Arkansas, Florida, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; our Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan; and our Central segment services customers located in Arizona, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming. The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands of U.S. dollars and as a percentage of total revenues for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
Southern	$283,110	22.8%	$285,383	24.3%	$556,449	23.4%	$565,505	24.9%
Western	263,699	21.3	257,492	21.9	508,862	21.4	493,082	21.8
Eastern	270,943	21.8	243,067	20.7	512,822	21.5	472,036	20.8
Canada	186,838	15.1	183,540	15.6	356,813	15.0	349,094	15.4
Central	175,020	14.1	159,418	13.5	328,809	13.8	303,727	13.4
E&P	60,358	4.9	46,669	4.0	116,344	4.9	83,391	3.7
	$1,239,968	100.0%	$1,175,569	100.0%	$2,380,099	100.0%	$2,266,835	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands of U.S. dollars and as a percentage of segment revenues for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
Southern	$68,787	24.3%	$67,168	23.5%	$137,694	24.7%	$136,108	24.1%
Western	81,175	30.8%	87,045	33.8%	153,832	30.2%	162,613	33.0%
Eastern	74,795	27.6%	70,668	29.1%	142,229	27.7%	135,297	28.7%
Canada	67,305	36.0%	67,792	36.9%	126,571	35.5%	125,914	36.1%
Central	63,132	36.1%	60,716	38.1%	121,553	37.0%	113,368	37.3%
E&P	31,231	51.7%	21,092	45.2%	59,910	51.5%	35,637	42.7%
Corporate(a)	260	-	(11,162)	-	(6,083)	-	(26,783)	-
	$386,685	31.2%	$363,319	30.9%	$735,706	30.9%	$682,154	30.1%

(a)       Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.  Amounts reflected are net of allocations to the six operating segments.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 11 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue and segment EBITDA for our reportable segments for the three and six month periods ended June 30, 2018, compared to the three and six month periods ended June 30, 2017, are discussed below:

Segment Revenue

Revenue in our Southern segment decreased $2.3 million, or 0.8%, to $283.1 million for the three months ended June 30, 2018, from $285.4 million for the three months ended June 30, 2017.  The components of the decrease consisted of net revenue reductions from divestitures closed in 2017 of $14.6 million, decreased recyclable commodity sales of $3.2 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and solid waste volume decreases of $1.1 million primarily from the declines in residential resulting from certain contracts acquired with the Progressive Waste acquisition that were terminated subsequent to June 30, 2017, partially offset by net price increases of $12.3 million, net revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2017, of $3.3 million and other revenue increases of $1.0 million.

Revenue in our Southern segment decreased $9.1 million, or 1.6%, to $556.4 million for the six months ended June 30, 2018, from $565.5 million for the six months ended June 30, 2017.  The components of the decrease consisted of net revenue reductions from divestitures closed in 2017 of $29.4 million, decreased recyclable commodity sales of $6.7 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and solid waste volume decreases of $4.0 million primarily from the declines in residential resulting from certain contracts acquired with the Progressive Waste acquisition that were terminated subsequent to June 30, 2017 and declines in commercial volumes due to intentional losses of certain low margin customers, partially offset by net price increases of $23.8 million, net revenue growth from acquisitions closed during, or subsequent to, the six months ended June 30, 2017, of $5.7 million and other revenue increases of $1.5 million.

Revenue in our Western segment increased $6.2 million, or 2.4%, to $263.7 million for the three months ended June 30, 2018, from $257.5 million for the three months ended June 30, 2017.  The components of the increase consisted of net price increases of $7.6 million and net revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2017, of $4.3 million, partially offset by decreased recyclable commodity sales of $2.9 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products, decreased intermodal revenue of $1.3 million resulting from the loss of three large customers causing a reduction in cargo volume, solid waste volume decreases of $1.1 million due to declines in landfill special waste volumes exceeding increases associated with landfill municipal solid waste, residential collection, commercial collection and roll off collection and other revenue decreases of $0.4 million.

Revenue in our Western segment increased $15.8 million, or 3.2%, to $508.9 million for the six months ended June 30, 2018, from $493.1 million for the six months ended June 30, 2017.  The components of the increase consisted of net price increases of $15.6 million, solid waste volume increases of $3.2 million associated with landfill municipal solid waste, residential collection, commercial collection and roll off collection exceeding decreases associated with reduced landfill special waste and net revenue growth from acquisitions closed during, or subsequent to, the six months ended June 30, 2017, of $7.9 million, partially offset by decreased recyclable commodity sales of $7.0 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and decreased intermodal revenue of $3.7 million resulting from the loss of three large customers causing a reduction in cargo volume and other revenue decreases of $0.2 million.

Revenue in our Eastern segment increased $27.8 million, or 11.5%, to $270.9 million for the three months ended June 30, 2018, from $243.1 million for the three months ended June 30, 2017.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2017, of $35.4 million and net price increases of $10.3 million, partially offset by solid waste volume decreases of $6.4 million due to decreased residential collection, declines in transfer station volumes in our New York City market due to reduced inbound waste from the New York Department of Sanitation and lower landfill special waste volumes, net revenue reductions from divestitures closed in 2017 of $6.4 million, decreased recyclable commodity sales of $4.9 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and other net revenue decreases of $0.2 million.

Revenue in our Eastern segment increased $40.8 million, or 8.6%, to $512.8 million for the six months ended June 30, 2018, from $472.0 million for the six months ended June 30, 2017.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the six months ended June 30, 2017, of $63.5 million and net price increases of $19.5 million, partially offset by net revenue reductions from divestitures closed in 2017 of $17.9 million, solid waste volume decreases of $15.1 million due to decreased residential collection, declines in transfer station volumes in our New York City market due to reduced inbound waste from the New York Department of Sanitation and lower landfill special waste volumes, decreased recyclable commodity sales of $9.1 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and other net revenue decreases of $0.1 million.

Revenue in our Canada segment increased $3.3 million, or 1.8%, to $186.8 million for the three months ended June 30, 2018, from $183.5 million for the three months ended June 30, 2017. The components of the increase consisted of an increase of $7.7 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, net price increases of $8.9 million, increased landfill gas sales of $1.0 million resulting from higher pricing and $0.1 million of other revenue increases, partially offset by solid waste volume decreases of $7.4 million associated with decreased residential revenue resulting from the non-renewal of certain contracts acquired in the Progressive Waste acquisition, intentional losses of certain low margin commercial collection customers and reduced landfill municipal solid waste revenue and decreased recyclable commodity sales of $7.0 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products.

Revenue in our Canada segment increased $7.7 million, or 2.2%, to $356.8 million for the six months ended June 30, 2018, from $349.1 million for the six months ended June 30, 2017. The components of the increase consisted of an increase of $15.3 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, net price increases of $16.9 million and increased landfill gas sales of $2.5 million resulting from higher pricing, partially offset by solid waste volume decreases of $13.7 million associated with decreased residential revenue resulting from the non-renewal of certain contracts acquired in the Progressive Waste acquisition, intentional losses of certain low margin commercial collection customers and reduced landfill municipal solid waste revenue, decreased recyclable commodity sales of $13.2 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and $0.1 million of other revenue decreases.

Revenue in our Central segment increased $15.6 million, or 9.8%, to $175.0 million for the three months ended June 30, 2018, from $159.4 million for the three months ended June 30, 2017.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2017, of $12.2 million, net price increases of $6.4 million and other revenue increases of $0.2 million, partially offset by decreased recyclable commodity sales of $1.7 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and net revenue reductions from divestitures closed during, or subsequent to, the three months ended June 30, 2017, of $1.5 million.

Revenue in our Central segment increased $25.1 million, or 8.3%, to $328.8 million for the six months ended June 30, 2018, from $303.7 million for the six months ended June 30, 2017.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the six months ended June 30, 2017, of $16.8 million, net price increases of $12.0 million and solid waste volume increases of $2.8 million from increased roll off collection and landfill special waste, partially offset by net revenue reductions from divestitures closed during, or subsequent to, the six months ended June 30, 2017, of $3.1 million, decreased recyclable commodity sales of $2.5 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and other revenue decreases of $0.9 million.

Revenue in our E&P segment increased $13.7 million, or 29.3%, to $60.4 million for the three months ended June 30, 2018, from $46.7 million for the three months ended June 30, 2017 due to higher crude oil and natural gas prices increasing drilling activity and E&P disposal volumes at the majority of our sites.

Revenue in our E&P segment increased $32.9 million, or 39.5%, to $116.3 million for the six months ended June 30, 2018, from $83.4 million for the six months ended June 30, 2017 due to higher crude oil and natural gas prices increasing drilling activity and E&P disposal volumes at the majority of our sites.

Segment EBITDA

Segment EBITDA in our Southern segment increased $1.6 million, or 2.4%, to $68.8 million for the three months ended June 30, 2018, from $67.2 million for the three months ended June 30, 2017.  The increase was due to the net impact of the following: an increase in revenues of $12.3 million from organic growth and acquisitions, a decrease in truck, container, equipment and facility maintenance and repair expenses of $1.8 million due to higher prior year expenses incurred to bring acquired equipment to our operating and safety standards and a $1.0 million decrease in third party disposal expenses due to decreases in collection volumes requiring disposal at a third party location, partially offset by a decrease of $4.4 million from the impact of operations disposed of during, or subsequent to, the three months ended June 30, 2017, an increase in taxes on revenues of $1.7 million due primarily to an adjustment recorded in the current period for taxes incurred in the prior year, an increase in labor expenses of $1.5 million due primarily to employee pay rate increases, an increase in third-party trucking and transportation expenses at our transfer station and landfill operations of $1.3 million, an increase in subcontracted expenses of $0.9 million due to contracting certain low margin services to third parties, an increase in employee benefits expenses of $0.7 million due to transferring retained Progressive Waste employees onto the Waste Connections benefits program, which provides increased benefits to the employees, an increase in corporate overhead expense allocations of $0.7 million due to a higher overhead allocation rate, an increase in diesel fuel expense of $0.6 million due to increases in the market price of diesel fuel, a net $0.6 million increase in cost of operations and SG&A expenses attributable to acquired operations and $1.1 million of other net increases.

Segment EBITDA in our Southern segment increased $1.6 million, or 1.2%, to $137.7 million for the six months ended June 30, 2018, from $136.1 million for the six months ended June 30, 2017.  The increase was due to the net impact of the following: an increase in revenues of $20.3 million from organic growth and acquisitions, a decrease in compressed natural gas fuel expense of $1.5 million due to the recognition during the six months ended June 30, 2018 of retroactive tax credits associated with fuel purchases in 2017, a decrease in truck, container, equipment and facility maintenance and repair expenses of $2.3 million due to higher prior year expenses incurred to bring acquired equipment to our operating and safety standards, a decrease in third party disposal expenses of $1.6 million due to decreases in collection volumes requiring disposal at a third party location and $0.2 million of other net decreases, partially offset by a decrease of $9.4 million from the impact of operations disposed of during, or subsequent to, the six months ended June 30, 2017, an increase in third-party trucking and transportation expenses at our transfer station and landfill operations of $2.9 million, an increase in employee benefits expenses of $2.6 million due to transferring retained Progressive Waste employees onto the Waste Connections benefits program, which provides increased benefits to the employees, a net $2.2 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in labor expenses of $2.1 million due primarily to employee pay rate increases, an increase in taxes on revenues of $1.9 million due primarily to an adjustment recorded in the current period for taxes incurred in the prior year, an increase in corporate overhead expense allocations of $1.4 million due to a higher overhead allocation rate, an increase in subcontracted expenses of $1.1 million due to contracting certain low margin services to third parties and an increase in diesel fuel expense of $0.7 million due to increases in the market price of diesel fuel.

Segment EBITDA in our Western segment decreased $5.8 million, or 6.7%, to $81.2 million for the three months ended June 30, 2018, from $87.0 million for the three months ended June 30, 2017.  The decrease was due primarily to an increase in taxes on revenues of $5.3 million due to higher tax rates under our new operating permit at Chiquita Canyon Landfill, a net $3.1 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in corporate overhead expense allocations of $2.1 million due to a higher overhead allocation rate, an increase in direct and administrative labor expenses of $0.8 million due primarily to employee pay rate increases, an increase in diesel fuel expense of $1.6 million due to increases in the market price of diesel fuel, an increase of $0.7 million in professional fees expense resulting primarily from higher legal expenses and $0.3 million of other net expense increases, partially offset by an increase in revenues of $6.2 million and a decrease in third party trucking and transportation expenses of $1.9 million due to the mix of landfill special waste volumes requiring transportation to our disposal sites.

Segment EBITDA in our Western segment decreased $8.8 million, or 5.4%, to $153.8 million for the six months ended June 30, 2018, from $162.6 million for the six months ended June 30, 2017.  The decrease was due primarily to an increase in taxes on revenues of $10.3 million due to higher tax rates under our new operating permit at Chiquita Canyon Landfill, a net $6.0 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in corporate overhead expense allocations of $4.0 million due to a higher overhead allocation rate, an increase in direct and administrative labor expenses of $2.1 million due primarily to employee pay rate increases, an increase in diesel fuel expense of $2.1 million due to increases in the market price of diesel fuel, an increase of $1.3 million in professional fees expense resulting primarily from higher legal expenses, an increase in disposal expenses of $1.0 million due primarily to increased collection volumes, an increase employee benefits expenses of $0.9 million due primarily to increased claim costs and $1.0 million of other net expense increases, partially offset by an increase in revenues of $15.8 million, a decrease in third party trucking and transportation expenses of $3.7 million due to the mix of landfill special waste volumes requiring transportation to our disposal sites and a decrease in compressed natural gas fuel expense of $0.4 million due to the recognition during the six months ended June 30, 2018 of retroactive tax credits associated with fuel purchases in 2017.

Segment EBITDA in our Eastern segment increased $4.1 million, or 5.8%, to $74.8 million for the three months ended June 30, 2018, from $70.7 million for the three months ended June 30, 2017.  The increase was due primarily to an increase in revenues of $34.2 million from organic growth and acquisitions, a $2.2 million decrease in third party disposal expenses due to improved internalization of waste collected at operating locations acquired in 2017, a decrease in insurance premium expense of $1.5 million due primarily to transferring the operating locations acquired in the 2017 acquisition of Groot Industries, Inc. onto our high deductible insurance program and a decrease in truck, container, equipment and facility maintenance and repair expenses of $0.9 million due to higher prior year expenses incurred to bring acquired equipment to our operating and safety standards, partially offset by a net $22.8 million increase in cost of operations and SG&A expenses attributable to acquired operations, a decrease of $2.3 million from the impact of operations disposed of during, or subsequent to, the three months ended June 30, 2017, an increase in corporate overhead expense allocations of $2.3 million due to a higher overhead allocation rate, increased leachate disposal expenses of $1.4 million due to increased precipitation generating higher leachate volumes, an increase in third party trucking and transportation expenses of $1.3 million due to the transportation of increased internalized collection volumes to our disposal sites, an increase in direct labor expenses of $1.1 million due primarily to employee pay rate increases, an increase in diesel fuel expense of $1.1 million due to increases in the market price of diesel fuel, an increase in taxes on revenues of $1.0 million due primarily to internalizing additional disposal volumes at our landfills that are assessed taxes based on total inbound tonnage and $1.4 million of other net expense increases.

Segment EBITDA in our Eastern segment increased $6.9 million, or 5.1%, to $142.2 million for the six months ended June 30, 2018, from $135.3 million for the six months ended June 30, 2017.  The increase was due primarily to an increase in revenues of $58.7 million from organic growth and acquisitions, a $3.2 million decrease in third party disposal expenses due to improved internalization of waste collected at operating locations acquired in 2017, a decrease in insurance premium expense of $3.0 million due primarily to transferring the operating locations acquired in the 2017 acquisition of Groot Industries, Inc. onto our high deductible insurance program, a decrease in truck, container, equipment and facility maintenance and repair expenses of $2.3 million due to higher prior year expenses incurred to bring acquired equipment to our operating and safety standards and a decrease in compressed natural gas fuel expense of $0.8 million due to the recognition during the six months ended June 30, 2018 of retroactive tax credits associated with fuel purchases in 2017, partially offset by a net $39.8 million increase in cost of operations and SG&A expenses attributable to acquired operations, a decrease of $5.2 million from the impact of operations disposed of during, or subsequent to, the six months ended June 30, 2017, an increase in corporate overhead expense allocations of $4.1 million due to a higher overhead allocation rate, increased leachate disposal expenses of $2.5 million due to increased precipitation generating higher leachate volumes, an increase in direct labor expenses of $2.4 million due primarily to employee pay rate increases, an increase in diesel fuel expense of $2.0 million due to increases in the market price of diesel fuel, an increase in third party trucking and transportation expenses of $1.4 million due to the transportation of increased internalized collection volumes to our disposal sites, an increase employee benefits expenses of $1.0 million due primarily to increased claim costs, an increase in taxes on revenues of $0.7 million due primarily to internalizing additional disposal volumes at our landfills that are assessed taxes based on total inbound tonnage and $2.0 million of other net expense increases.

Segment EBITDA in our Canada segment decreased $0.5 million, or 0.7%, to $67.3 million for the three months ended June 30, 2018, from $67.8 million for the three months ended June 30, 2017.  The decrease was $3.3 million assuming foreign currency parity during the comparable reporting periods, partially offset by an increase of $2.8 million from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods. The $3.3 million decrease, which assumes foreign currency parity, was due primarily to a decrease in revenues of $4.4 million, an increase in diesel fuel expense of $1.2 million due to increases in the market price of diesel fuel and an increase in corporate overhead expense allocations of $0.6 million due to a higher overhead allocation rate, partially offset by a decrease in expenses associated with the purchase of recyclable commodities of $2.4 million due to decreased recyclable commodity values and $0.5 million of other net expense decreases.

Segment EBITDA in our Canada segment increased $0.7 million, or 0.5%, to $126.6 million for the six months ended June 30, 2018, from $125.9 million for the six months ended June 30, 2017.  The increase was comprised of $5.5 million from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease of $4.8 million assuming foreign currency parity during the comparable reporting periods. The $4.8 million decrease, which assumes foreign currency parity, was due primarily to a decrease in revenues of $7.6 million, an increase in diesel fuel expense of $2.0 million due to increases in the market price of diesel fuel and an increase in corporate overhead expense allocations of $1.2 million due to a higher overhead allocation rate, partially offset by a decrease in expenses associated with the purchase of recyclable commodities of $4.3 million due to decreased recyclable commodity values, a decrease in insurance premium expense of $1.1 million due primarily to increasing the deductible limits under our insurance program and $0.6 million of other net expense decreases.

Segment EBITDA in our Central segment increased $2.4 million, or 4.0%, to $63.1 million for the three months ended June 30, 2018, from $60.7 million for the three months ended June 30, 2017. The increase was due primarily to an increase in revenues of $15.6 million, partially offset by a net $10.1 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in corporate overhead expense allocations of $1.1 million due to a higher overhead allocation rate, an increase in direct and administrative labor expenses of $1.0 million due primarily to employee pay rate increases and an increase in legal expenses of $1.0 million.

Segment EBITDA in our Central segment increased $8.2 million, or 7.2%, to $121.6 million for the six months ended June 30, 2018, from $113.4 million for the six months ended June 30, 2017. The increase was due primarily to an increase in revenues of $25.1 million, a decrease in fuel expense of $1.3 million due primarily to the recognition during the six months ended June 30, 2018 of retroactive tax credits associated with fuel purchases in 2017, a decrease in truck, container, equipment and facility maintenance and repair expenses of $1.1 million due to higher prior year expenses incurred to bring acquired equipment to our operating and safety standards and variability in the timing of major repairs and $0.5 million of other net expense decreases, partially offset by a net $13.1 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $2.1 million due primarily to employee pay rate increases, an increase in corporate overhead expense allocations of $2.0 million due to a higher overhead allocation rate, an increase in third party trucking and transportation expenses of $1.5 million due to an increase in landfill special waste volumes requiring transportation to our disposal sites and an increase in legal expenses of $1.1 million.

Segment EBITDA in our E&P segment increased $10.1 million, or 48.1%, to $31.2 million for the three months ended June 30, 2018, from $21.1 million for the three months ended June 30, 2017.  The increase was due primarily to an increase in revenues of $13.7 million, partially offset by an increase in subcontracted operating expenses of $0.9 million due primarily to subcontracting certain operations to third parties, an increase in corporate overhead expense allocations of $0.7 million due to higher revenues for which overhead allocations are based and a higher overhead allocation rate, an increase in third-party trucking and transportation expenses of $0.6 million due to increased E&P volumes that require us to transport the waste to our disposal sites, an increase in cell processing and site remediation expenses of $0.6 million due to increased disposal volumes and $0.8 million of other expense increases.

Segment EBITDA in our E&P segment increased $24.3 million, or 68.1%, to $59.9 million for the six months ended June 30, 2018, from $35.6 million for the six months ended June 30, 2017.  The increase was due primarily to an increase in revenues of $32.9 million, partially offset by an increase in subcontracted operating expenses of $2.2 million due primarily to subcontracting certain operations to third parties, an increase in third-party trucking and transportation expenses of $2.0 million due to increased E&P volumes that require us to transport the waste to our disposal sites, an increase in corporate overhead expense allocations of $1.4 million due to higher revenues for which overhead allocations are based and a higher overhead allocation rate, an increase in equipment and facility repair and maintenance expenses of $1.3 million due to increased equipment hour usage resulting from higher disposal volumes processed at our sites, an increase in royalties of $0.8 million due to increased disposal volumes, an increase in labor expenses of $0.7 million due to increased headcount to support higher disposal volumes and $0.2 million of other expense increases.

Segment EBITDA at Corporate increased $11.5 million, to earnings of $0.3 million for the three months ended June 30, 2018, from a loss of $11.2 million for the three months ended June 30, 2017.  The decrease in the loss was due to an increase in corporate overhead allocated to our segments of $7.0 million due to an increase in total corporate expenses to support the operations acquired in the Progressive Waste acquisition, a decrease in accrued recurring cash incentive compensation expense to our management of $4.9 million due to decreased solid waste volumes and reduced revenue for recyclable commodities resulting in a lower achievement of interim financial targets during the three months ended June 30, 2018, a decrease in share-based compensation expenses of $2.0 million due primarily to less share price volatility and less outstanding shares in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, a decrease of $1.3 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of the Company following the close of the Progressive Waste acquisition and $1.3 million of other net expense decreases, partially offset by an increase in equity-based compensation expenses of $1.8 million associated with our annual recurring grant of restricted share units to our personnel, an increase of $1.7 million in professional fees expense resulting primarily from higher legal expenses and an increase in direct acquisition costs of $1.5 million.

Segment EBITDA at Corporate increased $20.7 million, to a loss of $6.1 million for the six months ended June 30, 2018, from a loss of $26.8 million for the six months ended June 30, 2017.  The decrease in the loss was due to an increase in corporate overhead allocated to our segments of $12.7 million due to an increase in total corporate expenses to support the operations acquired in the Progressive Waste acquisition, a decrease in share-based compensation expenses of $7.4 million due primarily to less share price volatility and less outstanding shares in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, a decrease in accrued recurring cash incentive compensation expense to our management of $3.8 million due to decreased solid waste volumes and reduced revenue for recyclable commodities resulting in a lower achievement of interim financial targets during the six months ended June 30, 2018, a decrease of $3.0 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of the Company following the close of the Progressive Waste acquisition, a decrease in deferred compensation expense of $1.1 million resulting from less increases to deferred compensation liabilities to employees as a result of lower current period increases in the market value of investments to which employee deferred compensation balances are tracked and $1.4 million of other net expense decreases, partially offset by an increase of $3.7 million in professional fees expense resulting primarily from higher legal expenses, an increase in equity-based compensation expenses of $2.9 million associated with our annual recurring grant of restricted share units to our personnel and an increase in direct acquisition costs of $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the six months ended June 30, 2018 and 2017 (in thousands of U.S. dollars):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$664,931	$551,906
Net cash used in investing activities	(685,234)	(532,436)
Net cash provided by (used in) financing activities	(309,436)	221,088
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(915)	672
Net increase (decrease) in cash, cash equivalents and restricted cash	(330,654)	241,230
Cash, cash equivalents and restricted cash at beginning of period	556,467	169,112
Plus (less): change in cash held for sale	33	(305)
Cash, cash equivalents and restricted cash at end of period	$225,846	$410,037

Operating Activities Cash Flows

For the six months ended June 30, 2018, net cash provided by operating activities was $664.9 million.  For the six months ended June 30, 2017, net cash provided by operating activities was $551.9 million.  The $113.0 million increase was due primarily to the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $52.4 million from an increase in net income, excluding depreciation, amortization, deferred taxes, adjustments to contingent consideration and impairments and other operating items, due primarily to the impact of acquisitions closed in 2017 and the six months ended June 30, 2018, volume driven earnings growth at our E&P segment, price-led earnings growth at certain solid waste segments and benefits resulting from the enactment of the Tax Act in 2017.
2)	Other long-term liabilities – Our increase in net cash provided by operating activities was favorably impacted by $21.7 million from other long-term liabilities due primarily to decreased cash settlements of share-based compensation awards granted to Progressive Waste employees prior to the June 1, 2016 acquisition date that continued to remain outstanding following the close of the Progressive Waste acquisition.
3)	Accounts payable – Our increase in net cash provided by operating activities was favorably impacted by $19.6 million from accounts payable and accrued liabilities due primarily to the timing of payments of trade payables.
4)	Deferred revenue – Our increase in net cash provided by operating activities was favorably impacted by $9.4 million from deferred revenue due primarily to a price-driven increase in solid waste collection revenues and the timing of the billing for those services.
5)	Prepaid expenses – Our increase in net cash provided by operating activities was favorably impacted by $5.2 million from prepaid expenses and other current assets due primarily to decreased prepaid income taxes.

6)	Account receivable – Our increase in net cash provided by operating activities was favorably impacted by $6.5 million from accounts receivable due primarily to the prior year period having a larger seasonal increase in revenues that remained uncollected at period end.

As of June 30, 2018, we had a working capital surplus of $120.7 million, including cash and equivalents of $145.8 million.  Our working capital surplus decreased $253.6 million from a working capital surplus of $374.3 million at December 31, 2017, including cash and equivalents of $433.8 million, due primarily to decreased cash balances. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $152.8 million to $685.2 million for the six months ended June 30, 2018, from $532.4 million for the six months ended June 30, 2017. The significant components of the increase included the following:

1)	An increase in cash paid for acquisitions of $137.6 million due primarily to an increase in acquisition activity in 2018; less
2)	A decrease in cash proceeds from the disposal of assets of $18.5 million due primarily to the divestiture of certain operations during the six months ended June 30, 2017.

Financing Activities Cash Flows

Net cash from financing activities decreased $530.5 million to net cash used in financing activities of $309.4 million for the six months ended June 30, 2018, from net cash provided by financing activities of $221.1 million for the six months ended June 30, 2017.  The significant components of the decrease included the following:

1)	A decrease from the net change in long-term borrowings of $451.6 million (long-term borrowings increased $279.2 million during the six months ended June 30, 2017 and decreased $172.4 million during the six months ended June 30, 2018) due primarily to prior year borrowings to fund payments for acquisitions;
2)	An increase in payments to repurchase our common shares of $42.0 million due to no shares being repurchased during the six months ended June 30, 2017;
3)	A decrease of $20.6 million from changes in book overdraft due to the variability of outstanding cash balances to which outstanding checks are applied; and
4)	An increase in cash dividends paid of $10.1 million due primarily to an increase in our quarterly dividend rate to $0.14 per share for the six months ended June 30, 2018, from $0.12 per share for the six months ended June 30, 2017.

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

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems would be limited to a maximum of 80,287 common shares, which represents 25% of the average daily trading volume on the TSX of 321,151 common shares for the period from February 1, 2017 to July 31, 2017. The TSX rules also allow us to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE will be 25% of the average daily trading volume for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Senior Vice President and Chief Financial Officer at (832) 442-2200.

The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of the common shares and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase.

During the six months ended June 30, 2018, we repurchased 594,474 common shares pursuant to the NCIB at an aggregate cost of $42.0 million. For the six months ended June 30, 2017, we did not repurchase any common shares pursuant to the NCIB. As of June 30, 2018, the remaining maximum number of shares available for repurchase under the program was 12,587,332.

On July 24, 2018, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our NCIB.  The renewal will follow on the conclusion of our current NCIB expiring August 7, 2018.  Upon approval, we anticipate that we will be authorized to make purchases during the period of August 8, 2018 to August 7, 2019 or until such earlier time as the NCIB is completed or terminated at our option.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2017, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.02, from $0.12 to $0.14 per share. Cash dividends of $73.6 million and $63.5 million were paid during the six months ended June 30, 2018 and 2017, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $201.7 million in capital expenditures during the six months ended June 30, 2018.  We expect to make capital expenditures of approximately $530 million in 2018 in connection with our existing business.  We have funded and intend to fund the balance of our planned 2018 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement.  In addition, we may make substantial additional capital expenditures in acquiring municipal solid waste and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital.  Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

We are a well-known seasoned issuer with an effective shelf registration statement on Form S-3 filed in May 2018, which registers an unspecified amount of debt securities, including debentures, notes or other types of debt.   In the future, we may issue debt securities under our shelf registration statement or in private placements from time to time on an opportunistic basis, based on market conditions and available pricing. We expect to use the proceeds from any such offerings for general corporate purposes, including repaying, redeeming or repurchasing debt, acquiring additional assets or businesses, capital expenditures and increasing our working capital.

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

See Note 10 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on the debt agreements.

As of June 30, 2018, $1.638 billion under the term loan and $195.2 million under the revolving credit facility were outstanding under our Credit Agreement, exclusive of outstanding standby letters of credit of $147.2 million.  Our Credit Agreement matures in March 2023.

As of June 30, 2018, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$3,809,600	$1,690	$431,866	$2,175,640	$1,200,404
Cash interest payments	$594,227	$111,037	$215,230	$185,743	$82,217
Contingent consideration	$76,983	$13,020	$19,950	$7,211	$36,802
Final capping, closure and post-closure	$1,405,838	$21,428	$26,357	$16,525	$1,341,528

Long-term debt payments include:

1)	$195.2 million in principal payments due March 2023 related to our revolving credit facility under our Credit Agreement. Advances are available under the Credit Agreement in U.S. dollars and Canadian dollars and bear interest at fluctuating rates (See Note 10). At June 30, 2018, $9.1 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian dollar Canadian prime rate loans, bearing interest at a total rate of 3.58% on such date. At June 30, 2018, $186.1 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, bearing interest at a total rate of 2.77% on such date.

2)	$1.638 billion in principal payments due March 2023 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At June 30, 2018, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 3.19% on such date).

3)	$175.0 million in principal payments due 2019 related to our 2019 Senior Notes. The 2019 Senior Notes bear interest at a rate of 5.25%.

4)	$100.0 million in principal payments due 2021 related to our 2021 Senior Notes. The 2021 Senior Notes bear interest at a rate of 4.64%.

5)	$150.0 million in principal payments due 2021 related to our New 2021 Senior Notes. The New 2021 Senior Notes bear interest at a rate of 2.39%.

6)	$125.0 million in principal payments due 2022 related to our 2022 Senior Notes. The 2022 Senior Notes bear interest at a rate of 3.09%.

7)	$200.0 million in principal payments due 2023 related to our 2023 Senior Notes. The 2023 Senior Notes bear interest at a rate of 2.75%.

8)	$150.0 million in principal payments due 2024 related to our 2024 Senior Notes. The 2024 Senior Notes bear interest at a rate of 3.24%.

9)	$375.0 million in principal payments due 2025 related to our 2025 Senior Notes. The 2025 Senior Notes bear interest at a rate of 3.41%.

10)	$400.0 million in principal payments due 2026 related to our 2026 Senior Notes. The 2026 Senior Notes bear interest at a rate of 3.03%.

11)	$250.0 million in principal payments due 2027 related to our 2027 Senior Notes. The 2027 Senior Notes bear interest at a rate of 3.49%.

12)	$36.4 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (ranging between 1.41% and 1.62% at June 30, 2018). The tax-exempt bonds have maturity dates ranging from 2018 to 2039. The West Valley tax-exempt bond, with a principal amount of $15.5 million, is due August 1, 2018. We have recorded the West Valley bond obligation in the payments due in 3 to 5 years category in the table above as we have the intent and ability to redeem the West Valley bond on August 1, 2018 using borrowings under our Credit Agreement.

13)	$15.5 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.75% and 24.81% at June 30, 2018, and have maturity dates ranging from 2018 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin, the Canadian Dollar Offered Rate plus the applicable acceptance fee and the Canadian prime rate plus the applicable Canadian prime rate margin at June 30, 2018. We assumed the Credit Agreement is paid off when it matures in March 2023.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $55.0 million recorded as liabilities in our Condensed Consolidated Financial Statements at June 30, 2018, and $22.0 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$197,724	$33,987	$55,320	$36,751	$71,666
Unconditional purchase obligations	$49,696	$34,597	$15,099	$-	$-

(1)	We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At June 30, 2018, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 21.6 million gallons remaining to be purchased for a total of $49.7 million. The current fuel purchase contracts expire on or before February 28, 2021. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2018, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations.  We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $941.9 million and $891.0 million at June 30, 2018 and December 31, 2017, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2018, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the six month periods ended June 30, 2018 and 2017, at all of our landfills during the respective period, is shown below (tons in thousands):

	Six months ended June 30,
	2018		2017
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned operational landfills and landfills operated under life-of-site agreements	89	21,296	87	20,843
Operated landfills	4	263	6	267
	93	21,559	93	21,110

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and distributions to noncontrolling interests.  We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures.  Other companies may calculate adjusted free cash flow differently.  Our adjusted free cash flow for the six month periods ended June 30, 2018 and 2017, are calculated as follows (amounts in thousands of U.S. dollars):

	Six months ended June 30,
	2018	2017
Net cash provided by operating activities	$664,931	$551,906
Plus (less): Change in book overdraft	(1,132)	19,479
Plus: Proceeds from disposal of assets	2,074	20,617
Less: Capital expenditures for property and equipment	(201,712)	(202,617)
Less: Distributions to noncontrolling interests	(103)	-
Adjustments:
Payment of contingent consideration recorded in earnings (a)	11	-
Cash received for divestitures (b)	-	(17,400)
Transaction-related expenses (c)	4,584	2,459
Integration-related and other expenses (d)	2,416	5,110
Pre-existing Progressive Waste share-based grants (e)	4,909	11,915
Synergy bonus (f)	-	11,798
Tax effect (g)	(3,279)	(9,648)
Adjusted free cash flow	$472,699	$393,619

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the elimination of cash received in conjunction with the divestiture of Progressive Waste operations.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.
(e)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards and related payments during the period.
(f)	Reflects the addback of cash bonuses paid pursuant to our Synergy Bonus Program in conjunction with the Progressive Waste acquisition.
(g)	The aggregate tax effect of footnotes (a) through (f) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry.  Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted EBITDA as net income attributable to Waste Connections, plus net income attributable to noncontrolling interests, plus or minus income tax provision (benefit), plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income, plus foreign currency transaction loss, less foreign currency transaction gain.  We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate adjusted EBITDA differently.  Our adjusted EBITDA for the three and six month periods ended June 30, 2018 and 2017, are calculated as follows (amounts in thousands of U.S. dollars):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income attributable to Waste Connections	$138,682	$123,656	$263,551	$138,530
Plus: Net income attributable to noncontrolling interests	132	231	295	377
Plus: Income tax provision	42,565	52,675	74,417	35,804
Plus: Interest expense	32,426	31,160	64,796	60,291
Less: Interest income	(1,056)	(1,026)	(2,210)	(1,474)
Plus: Depreciation and amortization	168,924	157,589	328,207	308,339
Plus: Closure and post-closure accretion	3,258	2,917	6,496	5,835
Plus (less): Impairments and other operating items	7,073	(1,180)	8,104	140,501
Less: Other income, net	(2,031)	(834)	(1,644)	(1,852)
Plus (less): Foreign currency transaction loss (gain)	(30)	1,048	190	1,638
Adjustments:
Plus: Transaction-related expenses (a)	2,199	715	4,584	2,459
Plus: Pre-existing Progressive Waste share-based grants (b)	2,058	4,103	3,221	10,578
Plus: Integration-related and other expenses (c)	1,306	2,594	2,416	5,422
Adjusted EBITDA	$395,506	$373,648	$752,423	$706,448

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects share-based compensation costs, including changes in fair value and related expenses, associated with share-based awards granted by Progressive Waste outstanding at the time of the Progressive Waste acquisition.
(c)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently.  Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three and six month periods ended June 30, 2018 and 2017, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Reported net income attributable to Waste Connections	$138,682	$123,656	$263,551	$138,530
Adjustments:
Amortization of intangibles (a)	26,474	24,762	52,573	50,272
Impairments and other operating items (b)	7,073	(1,180)	8,104	140,501
Transaction-related expenses (c)	2,199	715	4,584	2,459
Pre-existing Progressive Waste share-based grants (d)	2,058	4,103	3,221	10,578
Integration-related and other expenses (e)	1,306	2,594	2,416	5,422
Tax effect (f)	(7,971)	(9,188)	(16,016)	(72,253)
Tax items (g)	2,515	-	2,515	-
Adjusted net income attributable to Waste Connections	$172,336	$145,462	$320,948	$275,509

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.52	$0.47	$1.00	$0.52
Adjusted net income	$0.65	$0.55	$1.21	$1.04

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects share-based compensation costs, including changes in fair value and related expenses, associated with share-based awards granted by Progressive Waste outstanding at the time of the Progressive Waste acquisition.
(e)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.
(f)	The aggregate tax effect of the adjustments in footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.
(g)	Reflects items primarily associated with internal financing restructuring in conjunction with the Tax Act enacted on December 22, 2017, as well as a reduction in deferred tax liabilities resulting from state legislation enacted during the three months ended June 30, 2018, and changes in our geographical apportionment due to acquisition activity.

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

At June 30, 2018, our derivative instruments included 16 interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
April 2014	$100,000	1.800%	1-month LIBOR	July 2014	July 2019
May 2014	$50,000	2.344%	1-month LIBOR	October 2015	October 2020
May 2014	$25,000	2.326%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
April 2016	$100,000	1.000%	1-month LIBOR	February 2017	February 2020
June 2016	$75,000	0.850%	1-month LIBOR	February 2017	February 2020
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.900%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.890%	1-month LIBOR	January 2018	January 2021
August 2017	$100,000	1.900%	1-month LIBOR	July 2019	July 2022
August 2017	$200,000	2.200%	1-month LIBOR	October 2020	October 2025
August 2017	$150,000	1.950%	1-month LIBOR	February 2020	February 2023
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025

*	Plus applicable margin.

Under derivatives and hedging guidance, the interest rate swap agreements are considered cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments.  The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at June 30, 2018 and December 31, 2017, of $1.019 billion and $1.475 billion, respectively, including floating rate debt under our Credit Agreement and floating rate tax-exempt bond obligations.  A one percentage point increase in interest rates on our variable-rate debt as of June 30, 2018 and December 31, 2017, would decrease our annual pre-tax income by approximately $10.2 million and $14.8 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  We purchase approximately 65.0 million gallons of fuel per year; therefore, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases.

At June 30, 2018, our derivative instruments included one fuel hedge agreement as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  For the year ending December 31, 2018, we expect to purchase approximately 65.0 million gallons of fuel, of which 35.0 million gallons will be purchased at market prices, 18.0 million gallons will be purchased under our fixed price fuel purchase contracts and 12.0 million gallons are hedged at a fixed price under our fuel hedge agreement. During the six month period of July 1, 2018 to December 31, 2018, we expect to purchase approximately 17.4 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining six months in 2018 would decrease our pre-tax income during this period by approximately $1.7 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate recycling operations and sell other collected recyclable materials to third parties for processing before resale.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the six months ended June 30, 2018 and 2017, would have had a $4.5 million and $8.3 million impact on revenues for the six months ended June 30, 2018 and 2017, respectively.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2018, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our legal proceedings can be found in Note 18 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

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

WASTE CONNECTIONS, INC.

Date: July 25, 2018	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: July 25, 2018	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney,
Senior Vice President and Chief Financial Officer

