Form 10-Q
period 2018-09-30
Waste Connections, Inc.
filed 2018-10-30
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of October 22, 2018:    263,506,880 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and equivalents	$244,389	$433,815
Accounts receivable, net of allowance for doubtful accounts of $15,305 and $17,154 at September 30, 2018 and December 31, 2017, respectively	625,048	554,458
Current assets held for sale	794	1,596
Prepaid expenses and other current assets	152,827	186,999
Total current assets	1,023,058	1,176,868

Restricted cash	83,399	122,652
Restricted investments	44,217	44,360
Property and equipment, net	5,069,767	4,820,934
Goodwill	4,813,296	4,681,774
Intangible assets, net	1,069,064	1,087,436
Long-term assets held for sale	745	12,625
Other assets, net	88,520	68,032
	$12,192,066	$12,014,681
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$331,535	$330,523
Book overdraft	19,087	19,223
Accrued liabilities	287,369	278,039
Deferred revenue	162,965	145,197
Current portion of contingent consideration	11,612	15,803
Current liabilities held for sale	928	2,155
Current portion of long-term debt and notes payable	1,753	11,659
Total current liabilities	815,249	802,599

Long-term debt and notes payable	3,747,209	3,899,572
Long-term portion of contingent consideration	43,412	31,482
Other long-term liabilities	339,817	316,191
Deferred income taxes	741,300	690,767
Total liabilities	5,686,987	5,740,611

Commitments and contingencies (Note 18)

Equity:
Common shares: 263,506,592 shares issued and 263,372,910 shares outstanding at September 30, 2018; 263,660,803 shares issued and 263,494,670 shares outstanding at December 31, 2017	4,147,909	4,187,568
Additional paid-in capital	124,317	115,743
Accumulated other comprehensive income	53,203	108,413
Treasury shares: 133,682 and 166,133 shares at September 30, 2018 and December 31, 2017, respectively	-	-
Retained earnings	2,174,135	1,856,946
Total Waste Connections’ equity	6,499,564	6,268,670
Noncontrolling interest in subsidiaries	5,515	5,400
Total equity	6,505,079	6,274,070
	$12,192,066	$12,014,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues	$1,281,110	$1,206,478	$3,661,209	$3,473,313
Operating expenses:
Cost of operations	736,122	695,122	2,120,947	2,024,402
Selling, general and administrative	139,014	128,200	398,582	383,600
Depreciation	148,232	136,941	423,866	395,008
Amortization of intangibles	26,871	26,613	79,444	76,886
Impairments and other operating items	(1,998)	832	6,106	141,333
Operating income	232,869	218,770	632,264	452,084

Interest expense	(32,078)	(32,471)	(96,874)	(92,763)
Interest income	1,467	1,656	3,677	3,131
Other income, net	732	1,709	2,376	3,561
Foreign currency transaction loss	(132)	(1,864)	(323)	(3,502)
Income before income tax provision	202,858	187,800	541,120	362,511
Income tax provision	(52,092)	(64,390)	(126,509)	(100,220)
Net income	150,766	123,410	414,611	262,291
Plus (Less): Net loss (income) attributable to noncontrolling interests	77	(183)	(218)	(559)
Net income attributable to Waste Connections	$150,843	$123,227	$414,393	$261,732
Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.57	$0.47	$1.57	$0.99
Diluted	$0.57	$0.47	$1.57	$0.99
Shares used in the per share calculations:
Basic	263,628,838	263,443,064	263,657,274	263,298,839
Diluted	264,394,757	264,299,472	264,376,320	264,109,383

Cash dividends per common share	$0.14	$0.12	$0.42	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$150,766	$123,410	$414,611	$262,291

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	4,279	511	2,407	2,352
Fuel hedge amounts reclassified into cost of operations	(1,810)	789	(4,647)	2,765
Changes in fair value of interest rate swaps	863	2,181	15,828	305
Changes in fair value of fuel hedges	295	2,717	2,956	(1,672)
Foreign currency translation adjustment	35,455	84,500	(67,349)	155,153
Other comprehensive income (loss), before tax	39,082	90,698	(50,805)	158,903
Income tax expense related to items of other comprehensive income (loss)	(985)	(4,016)	(4,405)	(1,123)
Other comprehensive income (loss), net of tax	38,097	86,682	(55,210)	157,780
Comprehensive income	188,863	210,092	359,401	420,071
Plus (Less): Comprehensive loss (income) attributable to noncontrolling interests	77	(183)	(218)	(559)
Comprehensive income attributable to Waste Connections	$188,940	$209,909	$359,183	$419,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	Waste Connections’ Equity
	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Treasury Shares		Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Earnings	Interests	Total
Balances at December 31, 2017	263,494,670	$4,187,568	$115,743	$108,413	166,133	$-	$1,856,946	$5,400	$6,274,070
Sale of common shares held in trust	32,451	2,381	-	-	(32,451)	-	-	-	2,381
Vesting of restricted share units	480,577	-	-	-	-	-	-	-	-
Vesting of performance-based restricted share units	154,181	-	-	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	5,069	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of equity-based compensation	(217,135)	-	(14,976)	-	-	-	-	-	(14,976)
Equity-based compensation	-	-	23,550	-	-	-	-	-	23,550
Exercise of warrants	17,571	-	-	-	-	-	-	-	-
Repurchase of common shares	(594,474)	(42,040)	-	-	-	-	-	-	(42,040)
Cash dividends on common shares	-	-	-	-	-	-	(110,447)	-	(110,447)
Amounts reclassified into earnings, net of taxes	-	-	-	(1,721)	-	-	-	-	(1,721)
Changes in fair value of cash flow hedges, net of taxes	-	-	-	13,860	-	-	-	-	13,860
Foreign currency translation adjustment	-	-	-	(67,349)	-	-	-	-	(67,349)
Cumulative effect adjustment from adoption of new accounting pronouncement	-	-	-	-	-	-	13,243	-	13,243
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(103)	(103)
Net income	-	-	-	-	-	-	414,393	218	414,611
Balances at September 30, 2018	263,372,910	$4,147,909	$124,317	$53,203	133,682	$-	$2,174,135	$5,515	$6,505,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	Waste Connections’ Equity
	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Treasury Shares		Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Earnings	Interests	Total
Balances at December 31, 2016	262,803,271	$4,174,808	$102,220	$(43,001)	337,397	$-	$1,413,488	$7,362	$5,654,877
Sale of common shares held in trust	140,344	8,704	-	-	(140,344)	-	-	-	8,704
Vesting of restricted share units	540,432	-	-	-	-	-	-	-	-
Vesting of performance-based restricted share units	122,786	-	-	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	36,619	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of equity-based compensation	(250,172)	-	(13,754)	-	-	-	-	-	(13,754)
Equity-based compensation	-	-	20,463	-	-	-	-	-	20,463
Exercise of options and warrants	49,954	1,946	-	-	-	-	-	-	1,946
Cash dividends on common shares	-	-	-	-	-	-	(95,201)	-	(95,201)
Amounts reclassified into earnings, net of taxes	-	-	-	3,433	-	-	-	-	3,433
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(806)	-	-	-	-	(806)
Foreign currency translation adjustment	-	-	-	155,153	-	-	-	-	155,153
Cumulative effect adjustment from adoption of new accounting pronouncement	-	-	1,384	-	-	-	(1,384)	-	-
Acquisition of noncontrolling interest	-	-	698	-	-	-	-	(2,564)	(1,866)
Net income	-	-	-	-	-	-	261,732	559	262,291
Balances at September 30, 2017	263,443,234	$4,185,458	$111,011	$114,779	197,053	$-	$1,578,635	$5,357	$5,995,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$414,611	$262,291
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	6,852	122,098
Depreciation	423,866	395,008
Amortization of intangibles	79,444	76,886
Foreign currency transaction loss	323	3,502
Deferred income taxes, net of acquisitions	45,765	(10,971)
Amortization of debt issuance costs	3,087	3,221
Share-based compensation	35,434	32,407
Interest income on restricted investments	(143)	(387)
Interest accretion	11,135	10,406
Adjustments to contingent consideration	349	17,754
Payment of contingent consideration recorded in earnings	(11)	-
Net change in operating assets and liabilities, net of acquisitions	17,080	(23,840)
Net cash provided by operating activities	1,037,792	888,375

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(500,064)	(394,002)
Capital expenditures for property and equipment	(373,512)	(317,385)
Proceeds from disposal of assets	3,698	25,826
Change in restricted investments, net of interest income	-	1,920
Other	(568)	(3,465)
Net cash used in investing activities	(870,446)	(687,106)

Cash flows from financing activities:
Proceeds from long-term debt	165,737	896,947
Principal payments on notes payable and long-term debt	(387,700)	(666,724)
Payment of contingent consideration recorded at acquisition date	(5,459)	(5,840)
Change in book overdraft	(243)	13,814
Proceeds from option and warrant exercises	-	1,946
Payments for repurchase of common shares	(42,040)	-
Payments for cash dividends	(110,447)	(95,201)
Tax withholdings related to net share settlements of equity-based compensation	(14,976)	(13,754)
Debt issuance costs	(2,839)	(3,638)
Proceeds from sale of common shares held in trust	2,381	8,704
Other	(103)	(1,095)
Net cash provided by (used in) financing activities	(395,689)	135,159

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(528)	976

Net increase (decrease) in cash, cash equivalents and restricted cash	(228,871)	337,404
Cash, cash equivalents and restricted cash at beginning of period	556,467	169,112
Plus (less): change in cash held for sale	192	(27)
Cash, cash equivalents and restricted cash at end of period	$327,788	$506,489

Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$100,753	$143,495
Non-cash consideration received for asset sales	$-	$92,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.	BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three and nine month periods ended September 30, 2018 and 2017.  In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

Statement of Cash Flows: Restricted Cash. In November 2016, the FASB issued guidance that requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities are also required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The new standard is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company adopted this guidance as of January 1, 2018. All prior periods have been adjusted to conform to the current period presentation, which resulted in an increase in cash used in investing activities of $39,494 and $3,544 for the nine months ended September 30, 2018 and 2017.

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

The Tax Act’s one-time deemed repatriation transition tax (the “Transition Tax”) on certain unrepatriated earnings of non-U.S. subsidiaries is a tax on previously untaxed accumulated and current earnings and profits of certain of the Company’s non-U.S. subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. In 2017, the Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $1,000. During the three months ended September 30, 2018, the Company concluded its evaluation of the Transition Tax.  However, the Company has not concluded on its policy regarding the accounting for the tax impacts of global intangible low-taxed income, and the permanently reinvested amounts attributable to the Company’s non-U.S. subsidiaries are considered provisional under SAB 118.

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

The FASB issued new guidance in July 2018, which amends the guidance to allow the issuer to elect from two adoption alternatives: 1) apply the new guidance at the beginning of the earliest comparative period presented; or 2) apply the new guidance at the effective date and recognize a cumulative-effect adjustment, without adjusting the comparative periods presented.  The Company plans to apply the new guidance at the effective date and recognize a cumulative effect adjustment.

The Company is assessing the provisions of the lease accounting guidance and has acquired a software solution to manage and account for leases under the new standard. The Company continues to evaluate the impact of the guidance on its consolidated financial statements; however, the Company currently plans to apply the package of practical expedients to leases that commenced before the effective date whereby the Company will elect not to reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) whether initial direct costs exist for any existing leases. The Company is currently assessing the disclosure requirements under the new standard and it anticipates disclosing additional information, as necessary, to comply with the new standard.

Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued guidance which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update are intended to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The effective date for the standard is for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

SEC Simplified and Updated Disclosure Requirements. In August 2018, the U.S. Securities and Exchange Commission (the “SEC”) amended its rules to require an analysis of changes in stockholders’ equity in the financial statements included in Quarterly Reports on Form 10-Q. The analysis, which can be presented as a note or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amended rules will become effective 30 days after they are published in the Federal Register; however, the SEC’s Division of Corporation Finance issued a Compliance and Disclosure Interpretation (the “CDI”) that provides transition guidance related to this new disclosure. The CDI states that the amendments are effective for all filings made on or after the effective date; however, it also states that SEC staff would not object if a filer’s first presentation of the changes in stockholders’ equity was included in its Form 10-Q for the quarter that begins after the effective date of the amendments, which is the quarter ending March 31, 2019 for the Company. The Company will be including these additional disclosures beginning with its first quarter Form 10-Q in 2019.

4.	RECLASSIFICATION

As disclosed within other footnotes of the financial statements, restricted cash and restricted investments reported in the Company’s prior year have been reclassified to conform with the 2018 presentation.

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

The Company’s operations primarily consist of providing waste collection, transfer, disposal and recycling services, non-hazardous exploration and production (“E&P”) waste treatment, recovery and disposal services and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Commercial	$369,543	$342,961	$1,080,261	$1,005,110
Residential	300,026	286,068	881,927	845,493
Industrial and construction roll off	202,130	186,315	573,877	530,219
Total collection	871,699	815,344	2,536,065	2,380,822
Landfill	285,945	261,706	790,056	744,352
Transfer	187,961	155,058	495,317	445,612
Recycling	23,371	43,864	69,559	131,445
E&P	68,049	57,797	189,071	147,662
Intermodal and other	34,261	38,221	105,588	107,418
Intercompany	(190,176)	(165,512)	(524,447)	(483,998)
Total	$1,281,110	$1,206,478	$3,661,209	$3,473,313

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

In general, residential collection fees are billed monthly or quarterly in advance. Substantially all of the deferred revenue recognized as of June 30, 2018 was recognized as revenue during the three months ended September 30, 2018 when the service was performed. Commercial customers are typically billed on a monthly basis based on the nature of the services provided during the period.

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

Revenue at transfer stations is primarily generated by charging tipping or disposal fees. The fees charged to third parties are based primarily on the market, type and volume or weight of the waste accepted, the distance to the disposal facility and the cost of disposal. In general, fees are billed and revenue is recognized at the time the service is performed. Revenue recognized under these agreements is variable in nature based on the volume of waste accepted at the transfer facility.

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

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s condensed consolidated balance sheet, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company applied the standard’s practical expedient that permits an entity to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity would have recognized is one year or less. As of September 30, 2018, the Company had $16,300 of deferred sales incentives. During the three and nine months ended September 30, 2018, the Company recorded amortization expense of $4,666 and $13,260, respectively, for sales incentives costs.

6.	LANDFILL ACCOUNTING

At September 30, 2018, the Company’s landfills consisted of 81 owned landfills, eight landfills operated under life-of-site operating agreements and four landfills operated under limited-term operating agreements.  The Company’s landfills had site costs with a net book value of $2,868,628 at September 30, 2018.  For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term.  Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of September 30, 2018, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 26 years.  As of September 30, 2018, the Company is seeking to expand permitted capacity at 11 of its owned landfills and three landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 30 years, with lives ranging from approximately 1 to 158 years.

During the nine months ended September 30, 2018 and 2017, the Company expensed $153,010 and $147,071, respectively, or an average of $4.58 and $4.55 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2018 and 2017 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects the Company’s long-term credit adjusted risk free rate as of the end of both 2017 and 2016.  The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2018 and 2017. The resulting final capping, closure and post-closure obligations are recorded on the condensed consolidated balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the nine months ended September 30, 2018 and 2017, the Company expensed $9,583 and $8,757 respectively, or an average of $0.29 and $0.27 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2017 to September 30, 2018:

Final capping, closure and post-closure liability at December 31, 2017	$237,817
Adjustments to final capping, closure and post-closure liabilities	(13,139)
Liabilities incurred	11,750
Accretion expense associated with landfill obligations	9,583
Closure payments	(2,411)
Assumption of closure liabilities from acquisitions	4,408
Foreign currency translation adjustment	(1,098)
Final capping, closure and post-closure liability at September 30, 2018	$246,910

Liabilities incurred of $11,750 for the nine months ended September 30, 2018, represent non-cash increases to final capping, closure and post-closure liabilities. The adjustment to final capping, closure and post-closure liabilities primarily consisted of decreases in estimated closure and post closure costs at several of the Company’s landfills, most notably its Chiquita Canyon landfill, and changes to engineering estimates related to proposed expansions as well as timing of closure events and total site capacity.  These decreases were partially offset by increases in estimated post closure costs and adjustments to reduce the remaining lives at certain sites. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At September 30, 2018 and December 31, 2017, $44,760 and $43,684, respectively, of the Company’s restricted cash balance and $12,639 and $12,406, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

7.	ACQUISITIONS

The Company acquired 15 individually immaterial non-hazardous solid waste collection, recycling, transfer and disposal businesses during the nine months ended September 30, 2018. The purchase price for one of these acquisitions included contingent consideration of $11,593, representing the fair value of up to $12,582 of amounts payable to the former owners based on the achievement of certain operating targets specified in the asset purchase agreement. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the three-year period in which the obligation is expected to be settled, and applying a discount rate of 2.7%. As of September 30, 2018, the obligation recognized at the purchase date has not materially changed. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The total acquisition-related costs incurred during the nine months ended September 30, 2018 for these acquisitions was $4,907. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

In addition to the acquisition of Groot, the Company acquired 11 individually immaterial non-hazardous solid waste collection businesses during the nine months ended September 30, 2017. The total acquisition-related costs incurred during the nine months ended September 30, 2017 for these acquisitions was $4,418. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the nine months ended September 30, 2018 and 2017:

	2018 Acquisitions	2017 Acquisitions
Fair value of consideration transferred:
Cash	$500,064	$394,002
Debt assumed	65,010	56,958
Notes issued to sellers	-	13,460
Fair value of operations exchanged	-	81,097
	565,074	545,517

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	12,817	19,312
Prepaid expenses and other current assets	2,355	4,336
Property and equipment	346,275	167,065
Long-term franchise agreements and contracts	10,888	54,674
Customer lists	27,330	28,033
Indefinite-lived intangibles	-	5,830
Other intangibles	31,183	27,261
Other assets	19	3,052
Accounts payable and accrued liabilities	(3,982)	(12,022)
Deferred revenue	(4,169)	(9,657)
Contingent consideration	(11,669)	(35)
Other long-term liabilities	(15,532)	(1,080)
Deferred income taxes	(391)	(50,283)
Total identifiable net assets	395,124	236,486
Goodwill	$169,950	$309,031

Goodwill acquired during the nine months ended September 30, 2018 and 2017, totaling $169,559 and $51,518, respectively, is expected to be deductible for tax purposes.

The fair value of acquired working capital related to five individually immaterial acquisitions completed during the twelve months ended September 30, 2018, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these five acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2018, is $14,015, of which $1,198 is expected to be uncollectible.  The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2017, is $20,025, of which $713 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisitions of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

8.	ASSETS HELD FOR SALE

As of September 30, 2018, assets classified as held for sale consisted of an operating market in the Company’s Southern segment. The assets held for sale have been recognized at the lower of cost or fair value less costs to sell, which resulted in recording an estimated loss on disposal of $4,466 to Impairments and other operating items in the Condensed Consolidated Statements of Net Income during the year ended December 31, 2017. The expected consideration may include cash and non-monetary assets. During the three months ended September 30, 2018, the Company’s Southern segment completed the sale of an operation in the Louisiana market for total cash consideration of $1,250.

The Company’s assets and liabilities held for sale as of September 30, 2018 and December 31, 2017, were comprised of the following:

	September 30, 2018	December 31, 2017
Current assets held for sale:
Cash and equivalents	$-	$192
Accounts receivable	735	1,185
Other current assets	59	219
	$794	$1,596
Long-term assets held for sale:
Property and equipment	$413	$12,623
Goodwill	332	2
	$745	$12,625
Current liabilities held for sale:
Accounts payable	$157	$804
Accrued liabilities	22	215
Deferred revenue	749	1,136
	$928	$2,155

9.	INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at September 30, 2018:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$483,749	$(150,691)	$-	$333,058
Customer lists	429,801	(219,104)	-	210,697
Permits and other	349,207	(46,120)	-	303,087
	1,262,757	(415,915)	-	846,842
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	-	-	158,591
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,507)	21,348
	260,729	-	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,523,486	$(415,915)	$(38,507)	$1,069,064

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the nine months ended September 30, 2018 was 16.3 years. The weighted-average amortization period of customer lists acquired during the nine months ended September 30, 2018 was 10.0 years. The weighted-average amortization period of finite-lived permits and other intangibles acquired during the nine months ended September 30, 2018 was 40.0 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$481,293	$(123,591)	$-	$357,702
Customer lists	405,683	(180,440)	-	225,243
Permits and other	317,984	(35,715)	-	282,269
	1,204,960	(339,746)	-	865,214
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	-	-	158,591
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,507)	21,348
	260,729	-	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,465,689	$(339,746)	$(38,507)	$1,087,436

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2018	$105,991
For the year ending December 31, 2019	$95,653
For the year ending December 31, 2020	$85,751
For the year ending December 31, 2021	$75,561
For the year ending December 31, 2022	$65,904

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

10.	LONG-TERM DEBT

The following table presents the Company’s long-term debt as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Revolver under Credit Agreement, bearing interest at 2.93% (a)	$169,950	$192,101
Term loan under Credit Agreement, bearing interest at 3.34% (a)	1,637,500	1,637,500
2018 Senior Notes	-	50,000
2019 Senior Notes	175,000	175,000
2021 Senior Notes	100,000	100,000
New 2021 Senior Notes	150,000	150,000
2022 Senior Notes	125,000	125,000
2023 Senior Notes	200,000	200,000
2024 Senior Notes	150,000	150,000
2025 Senior Notes	375,000	375,000
2026 Senior Notes	400,000	400,000
2027 Senior Notes	250,000	250,000
Tax-exempt bond, bearing interest at 1.61% (a)	15,930	95,430
Notes payable to sellers and other third parties, bearing interest ranging from 2.75% to 24.81% (a)	14,950	26,290
	3,763,330	3,926,321
Less – current portion	(1,753)	(11,659)
Less – debt issuance costs	(14,368)	(15,090)
	$3,747,209	$3,899,572

(a) Interest rates represent the interest rates incurred at September 30, 2018.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Credit Agreement

Details of the Credit Agreement are as follows:

	September 30, 2018	December 31, 2017
Revolver under Credit Agreement
Available	$1,252,021	$1,149,813
Letters of credit outstanding	$140,529	$220,586
Total amount drawn, as follows:	$169,950	$192,101
Amount drawn – Canadian prime rate loan	$-	$16,739
Interest rate applicable – Canadian prime rate loan	-	3.45%
Amount drawn – Canadian bankers’ acceptance	$169,950	$175,362
Interest rate applicable – Canadian bankers’ acceptance	2.93%	2.64%
Commitment – rate applicable	0.12%	0.15%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$1,637,500	$1,637,500
Interest rate applicable – U.S. based LIBOR loan	3.34%	2.77%

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

Tax Exempt Bonds

In February 2018, the Company gave notice to redeem its Pennsylvania Economic Development Corporation IRB Bond with a remaining principal balance of $35,000.  The Company paid in full the principal and accrued interest on this bond on April 2, 2018. In February 2018, the Company gave notice to redeem its Mission Economic Development Corporation IRB Bond with a remaining principal balance of $24,000.  The Company paid in full the principal and accrued interest on this bond on April 2, 2018. In July 2018, the Company gave notice to redeem its 2009 Seneca County Industrial Development Agency IRB Bond with a remaining principal balance of $5,000.  The Company paid in full the principal and accrued interest on this bond on September 4, 2018. The Company’s West Valley tax-exempt bond, with a principal amount of $15,500, matured August 1, 2018. The Company paid in full the principal and accrued interest on this bond on August 1, 2018.

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

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2018 and 2017, is shown in the following tables:

Three Months Ended September 30, 2018	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$321,306	$(38,266)	$283,040	$70,159
Western	303,614	(32,596)	271,018	86,174
Eastern	353,844	(64,347)	289,497	83,721
Canada	211,682	(24,628)	187,054	68,819
Central	213,492	(28,221)	185,271	70,288
E&P	67,348	(2,118)	65,230	35,099
Corporate(a)	-	-	-	(8,286)
	$1,471,286	$(190,176)	$1,281,110	$405,974

Three Months Ended September 30, 2017	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$317,059	$(36,531)	$280,528	$63,171
Western	292,222	(30,345)	261,877	84,861
Eastern	292,124	(45,857)	246,267	74,018
Canada	224,166	(27,111)	197,055	74,369
Central	190,210	(23,850)	166,360	64,607
E&P	56,209	(1,818)	54,391	27,881
Corporate(a)	-	-	-	(5,751)
	$1,371,990	$(165,512)	$1,206,478	$383,156

Nine Months Ended September 30, 2018	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$951,313	$(111,824)	$839,489	$207,853
Western	874,464	(94,584)	779,880	240,006
Eastern	966,571	(164,253)	802,318	225,950
Canada	615,157	(71,290)	543,867	195,390
Central	591,417	(77,337)	514,080	191,840
E&P	186,734	(5,159)	181,575	95,009
Corporate(a)	-	-	-	(14,368)
	$4,185,656	$(524,447)	$3,661,209	$1,141,680

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Nine Months Ended September 30, 2017	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Southern	$957,506	$(111,472)	$846,034	$199,280
Western	845,176	(90,217)	754,959	247,475
Eastern	851,880	(133,578)	718,302	209,315
Canada	621,995	(75,846)	546,149	200,283
Central	536,803	(66,716)	470,087	177,975
E&P	143,951	(6,169)	137,782	63,518
Corporate(a)	-	-	-	(32,535)
	$3,957,311	$(483,998)	$3,473,313	$1,065,311

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the six operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

Total assets for each of the Company’s reportable segments at September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018	December 31, 2017
Southern	$2,778,123	$2,718,296
Western	1,583,561	1,573,955
Eastern	2,348,438	2,024,527
Canada	2,562,659	2,677,557
Central	1,452,607	1,297,118
E&P	974,049	981,980
Corporate	492,629	741,248
Total Assets	$12,192,066	$12,014,681

The following tables show changes in goodwill during the nine months ended September 30, 2018 and 2017, by reportable segment:

	Southern	Western	Eastern	Canada	Central	E&P	Total
Balance as of December 31, 2017	$1,436,320	$397,508	$804,133	$1,575,538	$468,275	$-	$4,681,774
Goodwill acquired	4,800	666	122,136	151	42,197	-	169,950
Goodwill adjustment for assets held for sale	10,194	-	-	-	-	-	10,194
Impact of changes in foreign currency	-	-	-	(48,622)	-	-	(48,622)
Balance as of September 30, 2018	$1,451,314	$398,174	$926,269	$1,527,067	$510,472	$-	$4,813,296

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

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Southern segment EBITDA	$70,159	$63,171	$207,853	$199,280
Western segment EBITDA	86,174	84,861	240,006	247,475
Eastern segment EBITDA	83,721	74,018	225,950	209,315
Canada segment EBITDA	68,819	74,369	195,390	200,283
Central segment EBITDA	70,288	64,607	191,840	177,975
E&P segment EBITDA	35,099	27,881	95,009	63,518
Subtotal reportable segments	414,260	388,907	1,156,048	1,097,846
Unallocated corporate overhead	(8,286)	(5,751)	(14,368)	(32,535)
Depreciation	(148,232)	(136,941)	(423,866)	(395,008)
Amortization of intangibles	(26,871)	(26,613)	(79,444)	(76,886)
Impairments and other operating items	1,998	(832)	(6,106)	(141,333)
Interest expense	(32,078)	(32,471)	(96,874)	(92,763)
Interest income	1,467	1,656	3,677	3,131
Other income, net	732	1,709	2,376	3,561
Foreign currency transaction loss	(132)	(1,864)	(323)	(3,502)
Income before income tax provision	$202,858	$187,800	$541,120	$362,511

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Credit Agreement.  The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at September 30, 2018 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

At September 30, 2018, the Company’s derivative instruments included 16 interest rate swap agreements as follows:

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

At September 30, 2018, the Company’s derivative instruments included one fuel hedge agreement as follows:

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The fair values of derivative instruments designated as cash flow hedges as of September 30, 2018, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$11,380	Other long-term liabilities	$-
	Other assets, net	25,834

Fuel hedges	Prepaid expenses and other current assets(b)	2,189
Total derivatives designated as cash flow hedges		$39,403		$-

(a)       Represents the estimated amount of the existing unrealized gains on interest rate swaps as of September 30, 2018 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)       Represents the estimated amount of the existing unrealized gains on the fuel hedge as of September 30, 2018 (based on the forward DOE diesel fuel index curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

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

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three and nine months ended September 30, 2018 and 2017:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCIL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCIL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017		2018	2017
Interest rate swaps	$634	$(361)	Interest expense	$3,145	$376
Fuel hedges	222	1,680	Cost of operations	(1,359)	487
Total	$856	$1,319		$1,786	$863

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCIL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCIL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
Interest rate swaps	$11,634	$224	Interest expense	$1,769	$1,729
Fuel hedges	2,226	(1,030)	Cost of operations	(3,490)	1,704
Total	$13,860	$(806)		$(1,721)	$3,433

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

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts.  There was no significant ineffectiveness recognized on the fuel hedges during the nine months ended September 30, 2018 and 2017.

See Note 16 for further discussion on the impact of the Company’s hedge accounting to its consolidated comprehensive income (loss) and AOCIL.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and fuel hedges.  As of September 30, 2018 and December 31, 2017, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of September 30, 2018 and December 31, 2017, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy.  The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of September 30, 2018 and December 31, 2017, are as follows:

	Carrying Value at		Fair Value* at
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
2018 Senior Notes	$-	$50,000	$-	$50,223
2019 Senior Notes	$175,000	$175,000	$178,150	$182,547
2021 Senior Notes	$100,000	$100,000	$101,780	$104,985
New 2021 Senior Notes	$150,000	$150,000	$144,299	$146,855
2022 Senior Notes	$125,000	$125,000	$121,062	$124,532
2023 Senior Notes	$200,000	$200,000	$188,988	$194,660
2024 Senior Notes	$150,000	$150,000	$143,651	$149,133
2025 Senior Notes	$375,000	$375,000	$358,141	$375,311
2026 Senior Notes	$400,000	$400,000	$369,921	$388,760
2027 Senior Notes	$250,000	$250,000	$236,409	$250,029

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedges, restricted cash and investments and contingent consideration, refer to Note 15.

14.	NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$150,843	$123,227	$414,393	$261,732

Denominator:
Basic shares outstanding	263,628,838	263,443,064	263,657,274	263,298,839
Dilutive effect of equity-based awards	765,919	856,408	719,046	810,544
Diluted shares outstanding	264,394,757	264,299,472	264,376,320	264,109,383

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges.  The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts.  The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedges.  The assumptions used in preparing the DCF model include:  (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contracts.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $3.36 to $3.39 at September 30, 2018 and from $2.95 to $3.00 at December 31, 2017. The weighted average DOE index curve used in the DCF model was $3.38 and $2.96 at September 30, 2018 and December 31, 2017, respectively. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position.  The Company’s restricted cash and investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf.  The Company’s restricted cash and investments measured at fair value are invested primarily in U.S. government and agency securities, money market accounts and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, were as follows:

	Fair Value Measurement at September 30, 2018 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net asset position	$37,214	$-	$37,214	$-
Fuel hedge derivative instrument – net asset position	$2,189	$-	$-	$2,189
Restricted cash and investments	$126,221	$-	$126,221	$-
Contingent consideration	$(55,024)	$-	$-	$(55,024)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Fair Value Measurement at December 31, 2017 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net asset position	$18,979	$-	$18,979	$-
Fuel hedge derivative instrument – net asset position	$3,880	$-	$-	$3,880
Restricted cash and investments	$165,592	$-	$165,592	$-
Contingent consideration	$(47,285)	$-	$-	$(47,285)

The following table summarizes the changes in the fair value for Level 3 derivatives for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$3,880	$(264)
Realized (gains) losses included in earnings	(4,647)	2,765
Unrealized gains (losses) included in AOCIL	2,956	(1,672)
Ending balance	$2,189	$829

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$47,285	$51,826
Contingent consideration recorded at acquisition date	11,669	35
Payment of contingent consideration recorded at acquisition date	(5,459)	(5,840)
Payment of contingent consideration recorded in earnings	(11)	-
Adjustments to contingent consideration	349	17,754
Reclass earned contingent consideration to accrued liabilities	-	(20,464)
Interest accretion expense	1,308	1,381
Foreign currency translation adjustment	(117)	263
Ending balance	$55,024	$44,955

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

16.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting.  The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three months ended September 30, 2018
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$4,279	$(1,134)	$3,145
Fuel hedge amounts reclassified into cost of operations	(1,810)	451	(1,359)
Changes in fair value of interest rate swaps	863	(229)	634
Changes in fair value of fuel hedge	295	(73)	222
Foreign currency translation adjustment	35,455	-	35,455
	$39,082	$(985)	$38,097

	Three months ended September 30, 2017
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$511	$(135)	$376
Fuel hedge amounts reclassified into cost of operations	789	(302)	487
Changes in fair value of interest rate swaps	2,181	(2,542)	(361)
Changes in fair value of fuel hedges	2,717	(1,037)	1,680
Foreign currency translation adjustment	84,500	-	84,500
	$90,698	$(4,016)	$86,682

	Nine months ended September 30, 2018
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$2,407	$(638)	$1,769
Fuel hedge amounts reclassified into cost of operations	(4,647)	1,157	(3,490)
Changes in fair value of interest rate swaps	15,828	(4,194)	11,634
Changes in fair value of fuel hedge	2,956	(730)	2,226
Foreign currency translation adjustment	(67,349)	-	(67,349)
	$(50,805)	$(4,405)	$(55,210)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Nine months ended September 30, 2017
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$2,352	$(623)	$1,729
Fuel hedge amounts reclassified into cost of operations	2,765	(1,061)	1,704
Changes in fair value of interest rate swaps	305	(81)	224
Changes in fair value of fuel hedges	(1,672)	642	(1,030)
Foreign currency translation adjustment	155,153	-	155,153
	$158,903	$(1,123)	$157,780

A rollforward of the amounts included in AOCIL, net of taxes, for the nine months ended September 30, 2018 and 2017, is as follows:

	Fuel Hedges	Interest Rate Swaps	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$2,907	$13,951	$91,555	$108,413
Amounts reclassified into earnings	(3,490)	1,769	-	(1,721)
Changes in fair value	2,226	11,634	-	13,860
Foreign currency translation adjustment	-	-	(67,349)	(67,349)
Balance at September 30, 2018	$1,643	$27,354	$24,206	$53,203

	Fuel Hedges	Interest Rate Swaps	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(164)	$8,094	$(50,931)	$(43,001)
Amounts reclassified into earnings	1,704	1,729	-	3,433
Changes in fair value	(1,030)	224	-	(806)
Foreign currency translation adjustment	-	-	155,153	155,153
Balance at September 30, 2017	$510	$10,047	$104,222	$114,779

See Note 12 for further discussion on the Company’s derivative instruments.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

17.	SHAREHOLDERS' EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the nine-month period ended September 30, 2018, is presented below:

Unvested Shares
Outstanding at December 31, 2017	1,042,014
Granted	496,217
Forfeited	(53,063)
Vested and issued	(480,577)
Vested and deferred	(3,653)
Outstanding at September 30, 2018	1,000,938

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the nine-month period ended September 30, 2018 was $69.22.

Recipients of RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose.  At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At September 30, 2018 and 2017, the Company had 264,374 and 352,214 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the nine-month period ended September 30, 2018, is presented below:

Unvested Shares
Outstanding at December 31, 2017	514,461
Granted	178,377
Forfeited	(2,071)
Vested and issued	(154,181)
Outstanding at September 30, 2018	536,586

During the nine months ended September 30, 2018, the Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2020. During the same period, the Compensation Committee also granted PSUs with a one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period.  The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period.  The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the nine-month period ended September 30, 2018 was $69.04.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the nine-month period ended September 30, 2018, is presented below:

Vested Shares
Outstanding at December 31, 2017	13,138
Granted	4,038
Outstanding at September 30, 2018	17,176

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the nine-month period ended September 30, 2018 was $70.47.

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste RSUs during the nine-month period ended September 30, 2018, is presented below:

Outstanding at December 31, 2017	158,510
Cash settled	(27,059)
Forfeited	(2,435)
Outstanding at September 30, 2018	129,016

A summary of vesting activity related to Progressive Waste RSUs during the nine-month period ended September 30, 2018, is presented below:

Vested at December 31, 2017	138,054
Vested over remaining service period	14,695
Cash settled	(27,059)
Forfeited	(2,435)
Vested at September 30, 2018	123,255

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Other Performance-Based Restricted Share Units

PSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for cash settlement only to employees upon vesting based on achieving target results. A summary of activity related to Progressive Waste PSUs during the nine-month period ended September 30, 2018, is presented below:

Outstanding at December 31, 2017	55,602
Cash settled, net of notional dividend	(27,033)
Forfeited	(1,909)
Outstanding at September 30, 2018	26,660

A summary of vesting activity related to Progressive Waste PSUs during the nine-month period ended September 30, 2018, is presented below:

Vested at December 31, 2017	28,407
Vested over remaining service period	25,417
Cash settled, net of notional dividend	(27,033)
Forfeited	(1,909)
Vested at September 30, 2018	24,882

No PSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

Share Based Options

Share based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share based options during the nine-month period ended September 30, 2018, is presented below:

Outstanding at December 31, 2017	236,616
Cash settled	(71,460)
Outstanding at September 30, 2018	165,156

No share based options under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016. All outstanding share based options were vested as of December 31, 2017.

Normal Course Issuer Bid

On July 24, 2018, the Board of Directors of the Company approved, subject to receipt of regulatory approvals, the annual renewal of the Company’s normal course issuer bid (the “NCIB”) to purchase up to 13,174,976 of the Company’s common shares during the period of August 8, 2018 to August 7, 2019 or until such earlier time as the NCIB is completed or terminated at the option of the Company. The renewal followed on the conclusion of the Company’s NCIB that expired August 7, 2018. The Company received Toronto Stock Exchange (the “TSX”) approval for its annual renewal of the NCIB on August 2, 2018. Under the NCIB, the Company may make share repurchases only in the open market, including on the New York Stock Exchange (the “NYSE”), the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems is limited to a maximum of 71,114 common shares, which represents 25% of the average daily trading volume on the TSX of 284,459 common shares for the period from February 1, 2018 to July 31, 2018. The TSX rules also allow the Company to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE will be 25% of the average daily trading volume for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases.

The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including the Company’s capital structure, the market price of the common shares and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase.

During the nine months ended September 30, 2018, the Company repurchased 594,474 common shares pursuant to its NCIB in effect during such period at an aggregate cost of $42,040. For the nine months ended September 30, 2017, the Company did not repurchase any common shares pursuant to the NCIB in effect during that period. As of September 30, 2018, the remaining maximum number of shares available for repurchase under the NCIB was 12,587,332.

Cash Dividend

In October 2017, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.02, from $0.12 to $0.14 per share. Cash dividends of $110,447 and $95,201 were paid during the nine months ended September 30, 2018 and 2017, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of September 30, 2018, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

Lower Duwamish Waterway Superfund Site Allocation Process

In November 2012, the Company’s subsidiary, Northwest Container Services, Inc. (“NWCS”), was named by the U.S. Environmental Protection Agency, Region 10 (the “EPA”) as a potentially responsible party (“PRP”), along with more than 100 others, under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “Superfund” law) with respect to the Lower Duwamish Waterway Superfund Site (the “LDW Site”).  Listed on the National Priorities List in 2001, the LDW Site is a five-mile stretch of the Duwamish River flowing into Elliott Bay in Seattle, Washington.  A group of PRPs known as the Lower Duwamish Working Group (“LDWG”) and consisting of the City of Seattle, King County, the Port of Seattle, and Boeing Company conducted a Remedial Investigation/Feasibility Study for the LDW Site.  On December 2, 2014, the EPA issued its Record of Decision (the “ROD”) describing the selected clean-up remedy, and therein estimated that clean-up costs (in present value dollars as of November 2014) would total approximately $342,000. However, it is possible that additional costs could be incurred based upon various factors. The EPA estimates that it will take seven years to implement the clean-up. The ROD also requires ten years of monitoring following the clean-up, and provides that if clean-up goals have not been met by the end of this period, then additional clean-up activities, at additional cost, may be required at that time. Implementation of the clean-up will not begin until after the ongoing Early Action Area (“EAA”) clean-ups have been completed. Typically, costs for monitoring may be in addition to those expended for the clean-up. While three of the EAA clean-ups have been completed to date, some work remains to be done on three other EAAs. Implementation of the clean-up also must await additional baseline sampling throughout the LDW Site and the preparation of a remedial design for performing the clean-up. On April 27, 2016, the LDWG entered into a third amendment of its Administrative Order on Consent with the EPA (the “AOC 3”) in which it agreed to perform the additional baseline sediment sampling and certain technical studies needed to prepare the actual remedial design. The LDWG and EPA entered into a fourth amendment to the AOC in July 2018 primarily addressing development of a proposed remedy for the upper reach of the LDW Site, river mile 3 to river mile 5.

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

On December 6, 2017, the County filed a demurrer to the Complaint arguing that the Complaint is legally insufficient to proceed. At an initial trial-setting hearing on February 8, 2018, the Superior Court suggested that the Complaint should be amended to separate the claims seeking a writ of mandamus against the County. CCL filed its First Amended Complaint on March 23, 2018. The County filed its demurrer and motion to strike challenging portions of the First Amended Complaint on April 25, 2018. CCL filed its combined opposition to the demurrer and motion to strike on July 3, 2018. The County filed a combined reply brief on July 10, 2018. The hearing on the demurrer took place on July 17, 2018. The Court sustained the demurrer and granted the motion to strike. The effect of the Court’s rulings is to bar CCL from proceeding with its challenges to 14 of the 29 CUP conditions at issue in the litigation, including 13 operational conditions and CCL’s challenge to the $11,600 B&T Fee discussed below. The Court set a trial date of June 18, 2019 for the remaining mandamus claims. The Court granted CCL leave to amend its Complaint if CCL chose to pay the $11,600 B&T fee to allow a challenge to the B&T fee to proceed under the Mitigation Fee Act. CCL paid the $11,600 B&T fee on August 10, 2018 and filed its Second Amended Complaint on August 16, 2018, reflecting that the B&T fee had been paid under protest and allowing the challenges to the B&T fee to go forward.

On September 14, 2018, CCL appealed to the California Court of Appeal the Superior Court’s July 17, 2018 decision barring the challenge to 13 operational conditions. On October 5, 2018, the Court of Appeal decided to hear CCL’s appeal and issued an order to show cause, setting a briefing schedule and calendaring oral argument for January 9, 2019. CCL will vigorously prosecute the lawsuit. However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

B.	CEQA Lawsuit Against Los Angeles County Challenging Environmental Review for Landfill Expansion

A separate lawsuit involving CCL and the Landfill was filed on August 24, 2017 by community activists alleging that the environmental review underlying the CUP was inadequate under state law. The Val Verde Civic Association, Citizens for Chiquita Canyon Landfill Compliance, and the Santa Clarita Organization for Planning the Environment filed a petition for writ of mandate in the Superior Court of California, County of Los Angeles against the County, naming CCL as the real party in interest. The lawsuit seeks to overturn the County’s approval of the CUP for the expansion of the Landfill and the certification of the final Environmental Impact Report, arguing that the report violates the California Environmental Quality Act. Pursuant to Condition No. 6 of the CUP, which requires CCL to defend, indemnify, and hold harmless the County, its agents, officers, and employees from any claim or proceeding against the County brought by any third party to attack, set aside, void, or annul the CUP approval, CCL has agreed to reimburse the County for its legal costs associated with defense of the lawsuit. As the real party in interest, CCL has a right to notice and an opportunity to be heard in opposition to the petition for writ of mandate. The petitioners filed their Opening Brief with the court on September 27, 2018. CCL is scheduled to file its Opposition Brief with the court on November 28, 2018 and the petitioners are scheduled to file their Reply Brief on December 20, 2018. A trial date is scheduled for February 8, 2019. CCL intends to vigorously defend the lawsuit as the real party in interest. However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

C.	Solid Waste Management Fee Enforcement Order

On September 15, 2016, CCL received a letter from the County’s Department of Public Works (“DPW”), which alleged that from October 2011 to September 2014, CCL underpaid the County Solid Waste Management Fee in violation of the Los Angeles County Code. An invoice totaling more than $5,100, which included certain fees and penalties, was attached to the letter, with 30-day payment terms. DPW argues that the penalty continues to accrue, and as of July 31, 2018 the penalties were calculated by DPW at $3,079, for a total fee and penalty assessment of $5,515.

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

On August 30, 2017, DPW issued an Enforcement Order seeking payment of the Solid Waste Management Fee and the administrative penalties that had allegedly accrued through March 2015, together totaling more than $5,100. CCL filed a timely administrative appeal of the order on September 28, 2017. CCL negotiated with County Counsel to set a briefing schedule, hearing date for the appeal, and selection of a neutral hearing officer. A prehearing order was entered on July 9, 2018 by the hearing officer and CCL and DPW proceeded to exchange briefs, exhibits, and written testimony of witnesses.

A two-day evidentiary hearing on DPW’s Enforcement Order occurred on September 11-12, 2018. Post-hearing briefing is underway. It is uncertain when a decision will be issued. CCL has a right to challenge in State court any decision of the hearing officer that is not supported by the law or substantial evidence. At this point, the Company is not able to determine the likelihood of any outcome in this matter.

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

On January 12, 2018, CCL filed an appeal of the alleged violations in the NOV. Subsequently, CCL filed additional legal arguments and exhibits contesting the NOV. On March 6, 2018, a DRP employee designated as hearing officer sustained the NOV, including the $11,600 B&T fee, and imposed an administrative penalty in the amount of $83 and a noncompliance fee of $0.75. A written decision memorializing the hearing officer’s findings and order, dated July 10, 2018, was received by CCL on July 12, 2018. On April 13, 2018, CCL filed in the Superior Court of California, County of Los Angeles a Petition for Writ of Administrative Mandamus against the County seeking to overturn the decision sustaining the NOV, contending that the NOV and decision are not supported by the facts or law. On June 22, 2018, Chiquita filed a Motion for Stay seeking to halt enforcement of the B&T fee and penalty and the accrual of any further penalties pending the resolution of the Petition for Writ of Mandamus. The motion was heard and denied by the Court on July 17, 2018. As explained above, the Court granted CCL leave to pay the $11,600 B&T fee and to amend its Complaint to reflect the payment under protest, allowing the challenge to the B&T fee to proceed. CCL paid the B&T fee on August 10, 2018, and also paid on that date the administrative penalty of $83 and a noncompliance fee of $0.75. As directed by the Court, CCL amended its Complaint in a Second Amended Complaint filed in the CUP action on August 16, 2018. The Court indicated that the NOV case would likely be tried in conjunction with the CUP case, set for June 18, 2019, and that the cases would be coordinated. At this point, the Company is not able to determine the likelihood of any outcome in this matter.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Florida Default Judgment

On January 5, 2017, a state court in Miami, Florida entered a $10,000 final judgment (“Judgment”) against the Company’s subsidiary, Progressive Waste Solutions of FL, Inc. (“Progressive”), which is now known as Waste Connections of Florida, Inc. The Judgment was the result of a default against Progressive for failure to respond to or otherwise defend itself against a complaint filed on July 21, 2015, prior to the closing of the Progressive Waste acquisition. The Company and Progressive learned of the Judgment on March 6, 2018. On March 20, 2018, Progressive filed a motion to set aside judgment and requested that the trial court (1) allow the case to proceed on the merits, (2) stay any efforts to execute or collect on the Judgment, and (3) dissolve any and all writs of garnishment. The trial judge denied the motion on April 10, 2018. Progressive continues to vigorously defend itself from the Judgment. On May 2, 2018, Progressive filed an appeal of the April 10, 2018 order and posted a civil supersedeas bond to stop all efforts to collect on the Judgment pending the outcome of its appeal. The appeal has been fully briefed and is scheduled for oral argument on December 4, 2018. At this time, the Company is unable to express an opinion on the likelihood of an unfavorable outcome to Progressive or express an opinion on the amount or range of potential loss in the event of an unfavorable outcome. As a result, the Company has not accrued any liability for the Judgment.

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

CRL’s opposition submissions, including its responsive pleadings, Memorandum of Law, and supporting Affidavits, were filed and served on or before July 25, 2018. On August 28, 2018, the Towns of Waterford and Halfmoon filed a motion seeking an order preliminarily enjoining during the pendency of the proceedings all activities relating to the expansion of the Landfill which are authorized by the Permits. On September 18, 2018, CRL and the Company filed and served Memoranda of Law in opposition to the preliminary injunction motion, with supporting Affidavits, and that motion is fully submitted to the court.

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

On October 29, 2018, the Company announced that its Board of Directors increased its regular quarter cash dividend by $0.02, from $0.14 to $0.16 per Company common share, and then declared a regular quarterly cash dividend of $0.16 per Company common share.  The dividend will be paid on November 27, 2018, to shareholders of record on the close of business on November 13, 2018.

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

As of September 30, 2018, we served residential, commercial, industrial and E&P customers in 40 states in the U.S. and six provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Florida, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Wisconsin and Wyoming, and the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

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

The E&P waste services industry is regional in nature and is also highly fragmented, with acquisition opportunities available in several active natural resource basins. Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets, and other solid waste companies. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company. The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price. The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014, and continued through early 2016, resulted in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate. Upon the adoption in January 2017 of new accounting guidance regarding goodwill impairment, we performed an impairment test for our E&P segment which showed its carrying value exceeded its fair value by an amount in excess of the carrying amount of goodwill, or $77.3 million. Therefore, during the nine months ended September 30, 2017, we recorded an impairment charge of $77.3 million, consisting of the remaining carrying amount of goodwill at our E&P segment. The prices of crude oil and natural gas have recovered from their low point in February 2016 and the demand for our E&P waste services has improved as a result of increased production of oil and natural gas in the basins in which we operate. If this recovery of the prices of crude oil and natural gas is not sustained, or if a further reduction in crude oil and natural gas prices occurs, it could lead to continued declines in the level of production activity and demand for our E&P waste services, which could result in the recognition of additional impairment charges on our intangible assets and property and equipment associated with our E&P operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
Revenues	$1,281,110	100.0%	$1,206,478	100.0%	$3,661,209	100.0%	$3,473,313	100.0%
Cost of operations	736,122	57.5	695,122	57.6	2,120,947	57.9	2,024,402	58.3
Selling, general and administrative	139,014	10.8	128,200	10.6	398,582	10.9	383,600	11.0
Depreciation	148,232	11.6	136,941	11.4	423,866	11.6	395,008	11.4
Amortization of intangibles	26,871	2.1	26,613	2.2	79,444	2.2	76,886	2.2
Impairments and other operating items	(1,998)	(0.2)	832	0.1	6,106	0.1	141,333	4.1
Operating income	232,869	18.2	218,770	18.1	632,264	17.3	452,084	13.0

Interest expense	(32,078)	(2.5)	(32,471)	(2.7)	(96,874)	(2.7)	(92,763)	(2.7)
Interest income	1,467	0.1	1,656	0.1	3,677	0.1	3,131	0.1
Other income, net	732	0.0	1,709	0.2	2,376	0.1	3,561	0.1
Foreign currency transaction loss	(132)	(0.0)	(1,864)	(0.1)	(323)	(0.0)	(3,502)	(0.1)
Income tax provision	(52,092)	(4.0)	(64,390)	(5.4)	(126,509)	(3.5)	(100,220)	(2.9)
Net income	150,766	11.8	123,410	10.2	414,611	11.3	262,291	7.5
Net loss (income) attributable to noncontrolling interests	77	0.0	(183)	(0.0)	(218)	(0.0)	(559)	(0.0)
Net income attributable to Waste Connections	$150,843	11.8%	$123,227	10.2%	$414,393	11.3%	$261,732	7.5%

Revenues.  Total revenues increased $74.6 million, or 6.2%, to $1.281 billion for the three months ended September 30, 2018, from $1.206 billion for the three months ended September 30, 2017. Total revenues increased $187.9 million, or 5.4%, to $3.661 billion for the nine months ended September 30, 2018, from $3.473 billion for the nine months ended September 30, 2017.

During the three months ended September 30, 2018, incremental revenue from acquisitions closed during, or subsequent to, the three months ended September 30, 2017, increased revenues by approximately $61.1 million.  During the nine months ended September 30, 2018, incremental revenue from acquisitions closed during, or subsequent to, the nine months ended September 30, 2017, increased revenues by approximately $155.1 million.

Operations that were divested in 2017 decreased revenues by approximately $13.0 million and $63.4 million, respectively, for the three and nine months ended September 30, 2018.

During the three months ended September 30, 2018, the net increase in prices charged to our customers at our existing operations was $49.5 million, consisting of $43.4 million of core price increases and $6.1 million from surcharges due primarily to an increase in the market price of diesel fuel. During the nine months ended September 30, 2018, the net increase in prices charged to our customers at our existing operations was $137.4 million, consisting of $125.7 million of core price increases and $11.7 million from surcharges due primarily to an increase in the market price of diesel fuel.

During the three months ended September 30, 2018, volume decreases in our existing business decreased solid waste revenues by $1.4 million as the net impact of lower landfill special waste volumes primarily due to permit limitations at Chiquita Canyon Landfill and not renewing certain lower margin municipal contracts and commercial service agreements acquired with the Progressive Waste acquisition exceeded increased collection volumes and increased landfill municipal solid waste volumes in our Western segment.

During the nine months ended September 30, 2018, volume decreases in our existing business decreased solid waste revenues by $28.2 million as the net impact of lower landfill special waste volumes at Chiquita Canyon Landfill, not renewing certain lower margin municipal contracts and commercial service agreements acquired with the Progressive Waste acquisition and declines in transfer station volumes in our New York City market due to reduced inbound waste from the New York Department of Sanitation exceeded increased collection volumes and increased landfill municipal solid waste volumes in our Western segment and increased roll off volumes in our Central segment.

E&P revenues at facilities owned and fully-operated during the three and nine months ended September 30, 2018 increased by $10.1 million and $41.9 million, respectively, due to higher crude oil and natural gas prices increasing drilling activity and E&P disposal volumes most notably in the Permian Basin and at a majority of our sites.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $8.2 million for the three months ended September 30, 2018. The average Canadian dollar to U.S. dollar exchange rates were 0.7652 and 0.7986 in the three months ended September 30, 2018 and 2017, respectively. An increase in the average Canadian dollar to U.S. dollar currency exchange rate resulted in an increase in revenues of $7.1 million for the nine months ended September 30, 2018. The average Canadian dollar to U.S. dollar exchange rates were 0.7769 and 0.7661 in the nine months ended September 30, 2018 and 2017, respectively.

Revenues from sales of recyclable commodities at facilities owned during the three and nine months ended September 30, 2018 and 2017 decreased $19.5 million and $58.0 million, respectively, due primarily to decreased prices for old corrugated cardboard and other fiber products resulting from a reduction in overseas demand.

Other revenues decreased by $4.0 million during the three months ended September 30, 2018 due primarily to a decrease in intermodal revenues resulting from customer losses causing a reduction in cargo volume. Other revenues decreased by $4.0 million during the nine months ended September 30, 2018 due primarily to the aforementioned decrease in intermodal revenues, partially offset by an increase in landfill gas sales at our Canada and Southern segments.

Cost of Operations.  Total cost of operations increased $41.0 million, or 5.9%, to $736.1 million for the three months ended September 30, 2018, from $695.1 million for the three months ended September 30, 2017. The increase was primarily the result of $39.7 million of operating costs from acquisitions closed during, or subsequent to, the three months ended September 30, 2017 and an increase in operating costs at our existing operations of $15.4 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $9.7 million at operations divested during, or subsequent to, the three months ended September 30, 2017 and a decrease of $4.4 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

The increase in operating costs at our existing operations of $15.4 million for the three months ended September 30, 2018, assuming foreign currency parity, was comprised of an increase in taxes on revenues of $6.5 million due primarily to higher tax rates under our new operating permit at Chiquita Canyon Landfill and increased revenues in our E&P and solid waste markets, an increase in labor expenses of $4.0 million due primarily to employee pay rate increases, an increase in diesel fuel expense of $3.4 million due to increases in the market price of diesel fuel, an increase in third-party trucking and transportation expenses of $3.1 million due primarily to higher internalized disposal of collected waste volumes at our Eastern segment and increased rates charged by third parties to provide trucking and transportation services for all of our segments, increased leachate disposal expenses of $1.9 million due to increased precipitation generating higher leachate volumes in our Eastern segment, an increase in subcontracted operating expenses of $1.4 million due primarily to subcontracting certain operating activities at our E&P segment and $1.8 million of other net expense increases, partially offset by a $2.6 million decrease in third party disposal expenses due primarily to improved internalization of waste collected in certain markets acquired in the Progressive Waste acquisition and the 2017 acquisition of Groot Industries, Inc., or Groot, a decrease of $2.3 million from nonrecurring prior year incremental labor and repair expenses resulting from hurricanes impacting our Texas, Louisiana and Florida operations in 2017 and a decrease in expenses associated with the purchase of recyclable commodities of $1.8 million due to decreased recyclable commodity values.

Total cost of operations increased $96.5 million, or 4.8%, to $2.121 billion for the nine months ended September 30, 2018, from $2.024 billion for the nine months ended September 30, 2017. The increase was primarily the result of $96.2 million of operating costs from acquisitions closed during, or subsequent to, the nine months ended September 30, 2017, an increase in operating costs at our existing operations of $40.4 million, assuming foreign currency parity, and an increase of $4.0 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in operating costs of $44.1 million at operations divested during, or subsequent to, the nine months ended September 30, 2017.

The increase in operating costs at our existing operations of $40.4 million for the nine months ended September 30, 2018, assuming foreign currency parity, was comprised of an increase in taxes on revenues of $20.0 million due primarily to higher tax rates under our new operating permit at Chiquita Canyon Landfill and increased revenues in our E&P and solid waste markets, an increase in labor expenses of $15.0 million due primarily to employee pay rate increases, an increase in diesel fuel expense of $10.1 million due to increases in the market price of diesel fuel, an increase in third-party trucking and transportation expenses of $7.6 million due primarily to higher internalized disposal of collected waste volumes at our Eastern segment and increased rates charged by third parties to provide trucking and transportation services for all of our segments, an increase in subcontracted operating expenses of $5.1 million due primarily to subcontracting certain operating activities at our E&P segment and a landfill operating contract, increased leachate disposal expenses of $4.7 million due to increased precipitation generating higher leachate volumes in our Eastern segment, an increase in employee benefits expenses of $3.9 million due primarily to transferring retained Progressive Waste employees onto the Waste Connections benefits program, which provides increased benefits to the employees and $1.4 million of other net expense increases, partially offset by a $7.5 million decrease in third party disposal expenses due to improved internalization of waste collected in certain markets acquired in the Progressive Waste and Groot acquisitions, a decrease in expenses associated with the purchase of recyclable commodities of $5.7 million due to decreased recyclable commodity values, a decrease in insurance premium expense of $3.9 million due primarily to transferring the operating locations acquired in the acquisition of Groot onto our high deductible insurance program and changes to the insurance program at our Canada segment, the recognition during the nine months ended September 30, 2018 of $3.3 million in retroactive tax credits associated with 2017 purchases of compressed natural gas fuel, a decrease in auto, workers’ compensation and property claims expense under our high deductible insurance program of $2.5 million due primarily to adjustments to projected losses on prior period claims, a decrease of $2.3 million from nonrecurring prior year incremental labor and repair expenses resulting from hurricanes impacting our Texas, Louisiana and Florida operations in 2017 and a decrease in truck, container, equipment and facility maintenance and repair expenses of $2.2 million due to higher prior year expenses incurred to bring acquired equipment to our operating and safety standards.

Cost of operations as a percentage of revenues decreased 0.1 percentage points to 57.5% for the three months ended September 30, 2018, from 57.6% for the three months ended September 30, 2017. The components of the decrease consisted of a 0.4 percentage point decrease from increased internalization of collected waste volumes, a 0.2 percentage point decrease from prior year labor and repair expenses associated with hurricanes, a 0.2 percentage point decrease from lower expenses associated with the purchase of recyclable commodities and a 0.1 percentage point decrease from all other net changes, partially offset by a 0.5 percentage point increase from higher taxes on revenues and a 0.3 percentage point increase from acquisitions closed during, or subsequent to, the three months ended September 30, 2017 having operating margins lower than our company average.

Cost of operations as a percentage of revenues decreased 0.4 percentage points to 57.9% for the nine months ended September 30, 2018, from 58.3% for the nine months ended September 30, 2017. The components of the decrease consisted of a 0.5 percentage point decrease from increased internalization of collected waste volumes, a 0.2 percentage point decrease from truck and equipment repair expenses and a 0.2 percentage point decrease from lower expenses associated with the purchase of recyclable commodities, partially offset by a 0.5 percentage point increase from higher taxes on revenues.

SG&A.  SG&A expenses increased $10.8 million, or 8.4%, to $139.0 million for the three months ended September 30, 2018, from $128.2 million for the three months ended September 30, 2017.  The increase was comprised of an $8.0 million increase in SG&A expenses at our existing operations, assuming foreign currency parity, and $4.4 million of additional SG&A expenses from operating locations at acquisitions closed during, or subsequent to, the three months ended September 30, 2017, partially offset by a decrease of $0.8 million consisting of SG&A expenses from operations divested during, or subsequent to, the three months ended September 30, 2017 and a decrease of $0.8 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

The increase in SG&A expenses at our existing operations of $8.0 million for the three months ended September 30, 2018, assuming foreign currency parity, was comprised of an increase of $5.4 million in professional fees expense resulting primarily from higher legal expenses, an increase of $5.0 million in equity-based compensation expenses associated with adjusting common shares of Waste Connections, Inc. held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options and an increase in equity-based compensation expenses of $1.9 million associated with our annual recurring grant of restricted share units to our personnel, partially offset by a decrease of $2.5 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of the Company following the close of the Progressive Waste acquisition, a decrease in direct acquisition costs of $1.6 million and $0.2 million of other net expense decreases.

SG&A expenses increased $15.0 million, or 3.9%, to $398.6 million for the nine months ended September 30, 2018, from $383.6 million for the nine months ended September 30, 2017.  The increase was comprised of $11.0 million of additional SG&A expenses from operating locations at acquisitions closed during, or subsequent to, the nine months ended September 30, 2017, a $7.8 million increase in SG&A expenses at our existing operations, assuming foreign currency parity and an increase of $0.8 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease of $4.6 million consisting of SG&A expenses from operations divested during, or subsequent to, the nine months ended September 30, 2017.

The increase in SG&A expenses at our existing operations of $7.8 million for the nine months ended September 30, 2018, assuming foreign currency parity, was comprised of an increase of $13.0 million in professional fees expense resulting primarily from higher legal expenses, an increase of $5.0 million in equity-based compensation expenses associated with adjusting common shares of Waste Connections, Inc. held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options and an increase in equity-based compensation expenses of $4.8 million associated with our annual recurring grant of restricted share units to our personnel, partially offset by a decrease in share-based compensation expenses of $7.8 million due primarily to less share price volatility and fewer outstanding shares in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, a decrease of $5.5 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of the Company following the close of the Progressive Waste acquisition and a decrease in accrued recurring cash incentive compensation expense to our management of $1.7 million due to decreased solid waste volumes and reduced revenue for recyclable commodities resulting in a lower achievement of interim financial targets during the nine months ended September 30, 2018.

SG&A expenses as a percentage of revenues increased 0.2 percentage points to 10.8% for the three months ended September 30, 2018, from 10.6% for the three months ended September 30, 2017. The increase as a percentage of revenues consists of a 0.4 percentage point increase from higher professional fees expenses and a 0.4 percentage point increase from equity-based compensation expenses associated with the exchange of shares held in our deferred compensation plan, partially offset by a 0.2 percentage point decrease from integration-related professional fees and severance-related expenses resulting from the acquisition of Progressive Waste, a 0.2 percentage point decrease from the net impact of leveraging SG&A expenses from operating locations at acquisitions closed during, or subsequent to, the three months ended September 30, 2017 and a 0.2 percentage point decrease from all other net changes.

SG&A expenses as a percentage of revenues decreased 0.1 percentage points to 10.9% for the nine months ended September 30, 2018, from 11.0% for the nine months ended September 30, 2017. The decrease as a percentage of revenues consists of a 0.3 percentage point decrease due to reduced share-based compensation expense from the continuation of awards granted to Progressive Waste employees prior to the completion of the Progressive Waste acquisition, a 0.2 percentage point decrease from integration-related professional fees and severance-related expenses resulting from the acquisition of Progressive Waste and a 0.1 percentage point decrease due to reduced accrued recurring cash incentive compensation expense to our management, partially offset by a 0.3 percentage point increase from higher professional fees expenses and a 0.2 percentage point increase from equity-based compensation expenses associated with the exchange of shares held in our deferred compensation plan.

Depreciation.  Depreciation expense increased $11.3 million, or 8.2%, to $148.2 million for the three months ended September 30, 2018, from $136.9 million for the three months ended September 30, 2017.  The increase was primarily the result of additional depreciation and depletion expense of $7.6 million from acquisitions closed during, or subsequent to, the three months ended September 30, 2017, an increase in depreciation expense of $4.8 million, assuming foreign currency parity, associated with additions to our fleet and equipment purchased to support our existing operations and an increase in depletion expense of $0.3 million, assuming foreign currency parity, due primarily to increased volumes at our E&P landfills, partially offset by a decrease of $1.0 million resulting from a lower average foreign currency exchange rate in effect during the comparable reporting periods and a decrease of $0.4 million resulting from the disposal of property and equipment associated with operations divested during, or subsequent to, the three months ended September 30, 2017.

Depreciation expense increased $28.9 million, or 7.3%, to $423.9 million for the nine months ended September 30, 2018, from $395.0 million for the nine months ended September 30, 2017.  The increase was primarily the result of additional depreciation and depletion expense of $20.2 million from acquisitions closed during, or subsequent to, the nine months ended September 30, 2017, an increase in depreciation expense of $11.8 million, assuming foreign currency parity, associated with additions to our fleet and equipment purchased to support our existing operations and an increase of $0.8 million resulting from a higher average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease of $2.3 million resulting from the disposal of property and equipment associated with operations divested during, or subsequent to, the nine months ended September 30, 2017 and a decrease in depletion expense of $1.6 million, assuming foreign currency parity, at our existing landfills due primarily to declines in special waste volumes.

Depreciation expense as a percentage of revenues increased 0.2 percentage points to 11.6% for the three and nine months ended September 30, 2018, from 11.4% for the three and nine months ended September 30, 2017. The increases as a percentage of revenues were due primarily to the impact of depreciation expense associated with acquisitions and additions to our fleet and equipment purchased to support our existing operations.

Amortization of Intangibles.  Amortization of intangibles expense increased $0.3 million, or 1.0% to $26.9 million for the three months ended September 30, 2018, from $26.6 million for the three months ended September 30, 2017. The increase was the result of $1.9 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended September 30, 2017, partially offset by a decrease of $1.3 million from certain intangible assets becoming fully amortized subsequent to September 30, 2017 and a decrease of $0.3 million resulting from a lower average foreign currency exchange rate in effect during the comparable reporting periods.

Amortization of intangibles expense increased $2.5 million, or 3.3% to $79.4 million for the nine months ended September 30, 2018, from $76.9 million for the nine months ended September 30, 2017. The increase was the result of $6.3 million from intangible assets acquired in acquisitions closed during, or subsequent to, the nine months ended September 30, 2017 and an increase of $0.3 million resulting from a higher average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease of $3.7 million from certain intangible assets becoming fully amortized subsequent to September 30, 2017 and a decrease of $0.4 million resulting from the disposal of intangible assets with operations divested during, or subsequent to, the nine months ended September 30, 2017.

Amortization expense as a percentage of revenues was 2.1% and 2.2% for the three months ended September 30, 2018 and 2017, respectively, and 2.2% for the nine months ended September 30, 2018 and 2017.

Impairments and Other Operating Items. Impairments and other operating items decreased $2.8 million, to net gains totaling $2.0 million for the three months ended September 30, 2018, from net losses totaling $0.8 million for the three months ended September 30, 2017.

The net gains of $2.0 million recorded during the three months ended September 30, 2018 consisted of the reversal of $6.3 million of expenses recognized in prior periods to adjust the carrying cost of assets held for disposal to fair market value due to modifications to our divestiture plan and changes in the fair market value of the divested operations, partially offset by $2.0 million of losses on trucks and equipment that were scrapped, disposed of through sales or disposed of as a result of being damaged in operations, $0.7 million of charges to write off the carrying cost of certain contracts that were not renewed prior to their original estimated termination date and $1.6 million of other net charges.

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

Impairments and other operating items decreased $135.2 million, to net losses totaling $6.1 million for the nine months ended September 30, 2018, from net losses totaling $141.3 million for the nine months ended September 30, 2017.

The net losses of $6.1 million recorded during the nine months ended September 30, 2018 consisted of $2.1 million of charges to write off the carrying cost of certain contracts that were not expected to be renewed prior to their original estimated termination date, $7.7 million of losses on trucks and equipment that were scrapped, disposed of through sales or disposed of as a result of being damaged in operations and $2.6 million of other net charges, partially offset by the reversal of $6.3 million of expenses recognized in prior periods to adjust the carrying cost of assets held for disposal to fair market value due to modifications to our divestiture plan and changes in the fair market value of the divested operations.

The net losses of $141.3 million recorded during the nine months ended September 30, 2017 consisted of a goodwill impairment charge of $77.3 million at our E&P segment resulting from our early adoption of a new accounting standard on January 1, 2017 which required the recognition of goodwill impairment by the amount which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill, a $35.7 million expense charge to adjust the carrying cost of assets held for disposal to fair market value, a $9.6 million expense charge to increase the fair value of an amount payable under a liability-classified contingent consideration arrangement from an acquisition closed in 2015 by Progressive Waste, $8.4 million of charges recorded to increase the carrying value of certain amounts payable under liability-classified contingent consideration arrangements associated with other acquisitions closed prior to 2016, $8.1 million of charges to write off the carrying cost of certain contracts, primarily acquired from the Progressive Waste acquisition, that were not renewed prior to their original estimated termination date, $3.7 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations and $0.7 million of other net charges, partially offset by net gains of $2.2 million from the divestiture of operations not classified as held for disposal in prior periods.

Operating Income.  Operating income increased $14.1 million, or 6.4%, to $232.9 million for the three months ended September 30, 2018, from $218.8 million for the three months ended September 30, 2017.  The increase was primarily attributable to operating income generated from acquisitions and gross margins recognized on E&P volume growth.

Operating income increased $180.2 million, or 39.9%, to $632.3 million for the nine months ended September 30, 2018, from $452.1 million for the nine months ended September 30, 2017.  The increase was primarily attributable to operating income generated from acquisitions, gross margins recognized on E&P volume growth and a decrease in impairments and other operating charges.

Operating income as a percentage of revenues increased 0.1 percentage points to 18.2% for the three months ended September 30, 2018, from 18.1% for the three months ended September 30, 2017.  The increase as a percentage of revenues was comprised of a 0.3 percentage point decrease in impairments and other operating items, a 0.1 percentage point decrease in cost of operations and a 0.1 percentage point decrease in amortization expense, partially offset by a 0.2 percentage point increase in depreciation expense and a 0.2 percentage point increase in SG&A expense.

Operating income as a percentage of revenues increased 4.3 percentage points to 17.3% for the nine months ended September 30, 2018, from 13.0% for the nine months ended September 30, 2017.  The increase as a percentage of revenues was comprised of a 4.0 percentage point decrease in impairments and other operating items, a 0.4 percentage point decrease in cost of operations and a 0.1 percentage point decrease in SG&A expense, partially offset by a 0.2 percentage point increase in depreciation expense.

Interest Expense.  Interest expense decreased $0.4 million, or 1.2%, to $32.1 million for the three months ended September 30, 2018, from $32.5 million for the three months ended September 30, 2017. The decrease was primarily attributable to a decrease of $0.5 million from the redemption of our 2018 Senior Notes using proceeds from our Credit Agreement, a decrease of $0.3 million due to a decrease in the average borrowings outstanding under our Credit Agreement and $0.7 million of other net decreases, partially offset by an increase of $1.1 million due to higher interest rates on outstanding borrowings under our Credit Agreement.

Interest expense increased $4.1 million, or 4.4%, to $96.9 million for the nine months ended September 30, 2018, from $92.8 million for the nine months ended September 30, 2017. The increase was primarily attributable to an increase of $5.1 million due to higher interest rates on outstanding borrowings under our Credit Agreement and an increase of $4.2 million from the April 2017 issuance of our 2017A Senior Notes, partially offset by a decrease of $3.3 million due to a decrease in the average borrowings outstanding under our Credit Agreement, a decrease of $1.0 million from the redemption of our 2018 Senior Notes using proceeds from our Credit Agreement and $0.9 million of other net decreases.

Interest Income.  Interest income decreased $0.2 million, to $1.5 million for the three months ended September 30, 2018, from $1.7 million for the three months ended September 30, 2017. The decrease was primarily attributable to lower average cash balances, partially offset by higher reinvestment rates in the current period.

Interest income increased $0.6 million, to $3.7 million for the nine months ended September 30, 2018, from $3.1 million for the nine months ended September 30, 2017. The increase was primarily attributable to higher reinvestment rates in the current period, partially offset by lower average cash balances.

Other Income.  Other income decreased $1.0 million, to $0.7 million for the three months ended September 30, 2018, from $1.7 million for the three months ended September 30, 2017. Other income decreased $1.2 million, to $2.4 million for the nine months ended September 30, 2018, from $3.6 million for the nine months ended September 30, 2017. The decreases were due primarily to the prior year income including a $1.2 million receipt of insurance proceeds in excess of the carrying value of certain property and equipment damaged in a fire-related accident.

Foreign currency transaction gain (loss).  Foreign currency transaction gain (loss) decreased $1.8 million to a loss of $0.1 million for the three months ended September 30, 2018, from a loss of $1.9 million for the three months ended September 30, 2017. Foreign currency transaction gain (loss) decreased $3.2 million to a loss of $0.3 million for the nine months ended September 30, 2018, from a loss of $3.5 million for the nine months ended September 30, 2017. The decreases were attributable to changes in the average foreign currency exchange rate in effect during the comparable reporting periods impacting the reported value of certain debt denominated in Canadian dollars.

Income Tax Provision.  Income tax provision decreased $12.3 million, to $52.1 million for the three months ended September 30, 2018, from $64.4 million for the three months ended September 30, 2017. Our effective tax rate for the three months ended September 30, 2018 was 25.7%. Our effective tax rate for the three months ended September 30, 2017 was 34.3%. Income tax provision increased $26.3 million, to $126.5 million for the nine months ended September 30, 2018, from $100.2 million for the nine months ended September 30, 2017. Our effective tax rate for the nine months ended September 30, 2018 was 23.4%. Our effective tax rate for the nine months ended September 30, 2017 was 27.6%.

The income tax provision for the three and nine months ended September 30, 2018 included a $6.6 million expense primarily associated with refinements to the estimates, as provided by Staff Accounting Bulletin No. 118, of the impact of a portion of the Company’s U.S. earnings no longer deemed to be permanently reinvested in conjunction with the Tax Act.  The income tax provision for the nine months ended September 30, 2018 included a $5.6 million expense associated with the restructuring of our internal refinancing in conjunction with the Tax Act, as well as a $3.1 million benefit related to a reduction in our deferred income tax liabilities resulting from state legislation enacted in the current year and changes in our geographical apportionment due to acquisition activity.  Additionally, the income tax provision for the three and nine months ended September 30, 2018 included a benefit of $0.1 million and $4.9 million, respectively, from share-based payment awards being recognized in the income statement when settled and a portion of our internal financing is taxed at effective rates substantially lower than the U.S. federal statutory rate.

The income tax provision for the three and nine months ended September 30, 2017 included $0.1 million and $6.8 million, respectively, from adopting a new accounting standard in January 2017 which requires all income tax effects of share-based payment awards to be recognized in the income statement when the awards are settled, whereas previously the tax benefits in excess of compensation cost were recorded in equity, and a portion of our income from internal financing being untaxed or taxed at rates substantially lower than the U.S. federal statutory rate. The impairment of goodwill within our E&P segment during the nine months ended September 30, 2017 resulted in the write off of $6.3 million of goodwill that was not deductible for tax purposes, increasing our tax expense by $2.4 million.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Commercial	$369,543	$342,961	$1,080,261	$1,005,110
Residential	300,026	286,068	881,927	845,493
Industrial and construction roll off	202,130	186,315	573,877	530,219
Total collection	871,699	815,344	2,536,065	2,380,822
Landfill	285,945	261,706	790,056	744,352
Transfer	187,961	155,058	495,317	445,612
Recycling	23,371	43,864	69,559	131,445
E&P	68,049	57,797	189,071	147,662
Intermodal and other	34,261	38,221	105,588	107,418
Intercompany	(190,176)	(165,512)	(524,447)	(483,998)
Total	$1,281,110	$1,206,478	$3,661,209	$3,473,313

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

At September 30, 2018, our Southern segment services customers located in Alabama, Arkansas, Florida, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; our Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan; and our Central segment services customers located in Arizona, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming. The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands of U.S. dollars and as a percentage of total revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
Southern	$283,040	22.1%	$280,528	23.3%	$839,489	22.9%	$846,034	24.4%
Western	271,018	21.1	261,877	21.7	779,880	21.3	754,959	21.7
Eastern	289,497	22.6	246,267	20.4	802,318	21.9	718,302	20.7
Canada	187,054	14.6	197,055	16.3	543,867	14.9	546,149	15.7
Central	185,271	14.5	166,360	13.8	514,080	14.0	470,087	13.5
E&P	65,230	5.1	54,391	4.5	181,575	5.0	137,782	4.0
	$1,281,110	100.0%	$1,206,478	100.0%	$3,661,209	100.0%	$3,473,313	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands of U.S. dollars and as a percentage of segment revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
Southern	$70,159	24.8%	$63,171	22.5%	$207,853	24.8%	$199,280	23.6%
Western	86,174	31.8%	84,861	32.4%	240,006	30.8%	247,475	32.8%
Eastern	83,721	28.9%	74,018	30.1%	225,950	28.2%	209,315	29.1%
Canada	68,819	36.8%	74,369	37.7%	195,390	35.9%	200,283	36.7%
Central	70,288	37.9%	64,607	38.8%	191,840	37.3%	177,975	37.9%
E&P	35,099	53.8%	27,881	51.3%	95,009	52.3%	63,518	46.1%
Corporate(a)	(8,286)	-	(5,751)	-	(14,368)	-	(32,535)	-
	$405,974	31.7%	$383,156	31.8%	$1,141,680	31.2%	$1,065,311	30.7%

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

Significant changes in revenue and segment EBITDA for our reportable segments for the three and nine month periods ended September 30, 2018, compared to the three and nine month periods ended September 30, 2017, are discussed below:

Segment Revenue

Revenue in our Southern segment increased $2.5 million, or 0.9%, to $283.0 million for the three months ended September 30, 2018, from $280.5 million for the three months ended September 30, 2017.  The components of the increase consisted of net price increases of $13.6 million, net revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2017, of $3.7 million and other revenue increases of $0.8 million, partially offset by net revenue reductions from divestitures closed in 2017 and 2018 of $8.9 million, decreased recyclable commodity sales of $3.4 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and solid waste volume decreases of $3.3 million primarily from the net impact of declines in residential customers resulting from certain contracts acquired with the Progressive Waste acquisition that were terminated subsequent to September 30, 2017 exceeding increases in transfer station volumes.

Revenue in our Southern segment decreased $6.5 million, or 0.8%, to $839.5 million for the nine months ended September 30, 2018, from $846.0 million for the nine months ended September 30, 2017.  The components of the decrease consisted of net revenue reductions from divestitures closed in 2017 and 2018 of $38.3 million, decreased recyclable commodity sales of $10.1 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and solid waste volume decreases of $7.4 million primarily from the net impact of declines in residential customers resulting from certain contracts acquired with the Progressive Waste acquisition that were terminated subsequent to September 30, 2017 and declines in commercial volumes due to intentional losses of certain low margin customers exceeding increases in transfer station volumes, partially offset by net price increases of $37.4 million, net revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2017, of $9.5 million and other revenue increases of $2.4 million.

Revenue in our Western segment increased $9.1 million, or 3.5%, to $271.0 million for the three months ended September 30, 2018, from $261.9 million for the three months ended September 30, 2017.  The components of the increase consisted of net price increases of $7.8 million, solid waste volume increases of $6.0 million due to the net impact of increases associated with landfill municipal solid waste, residential collection, commercial collection and roll off collection exceeding declines in landfill special waste volumes and net revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2017, of $3.2 million, partially offset by decreased intermodal revenue of $4.2 million resulting from customer losses causing a reduction in cargo volume, decreased recyclable commodity sales of $3.6 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and other revenue decreases of $0.1 million.

Revenue in our Western segment increased $24.9 million, or 3.3%, to $779.9 million for the nine months ended September 30, 2018, from $755.0 million for the nine months ended September 30, 2017.  The components of the increase consisted of net price increases of $23.4 million, solid waste volume increases of $9.3 million due to the net impact of increases associated with landfill municipal solid waste, residential collection, commercial collection and roll off collection exceeding declines in landfill special waste volumes and net revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2017, of $11.1 million, partially offset by decreased recyclable commodity sales of $10.7 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products, decreased intermodal revenue of $7.9 million resulting from customer losses causing a reduction in cargo volume and other revenue decreases of $0.3 million.

Revenue in our Eastern segment increased $43.2 million, or 17.6%, to $289.5 million for the three months ended September 30, 2018, from $246.3 million for the three months ended September 30, 2017.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2017, of $39.9 million and net price increases of $11.6 million, partially offset by net revenue reductions from divestitures closed in 2017 of $4.1 million, decreased recyclable commodity sales of $4.0 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and other net revenue decreases of $0.2 million.

Revenue in our Eastern segment increased $84.0 million, or 11.7%, to $802.3 million for the nine months ended September 30, 2018, from $718.3 million for the nine months ended September 30, 2017.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2017, of $103.3 million and net price increases of $31.1 million, partially offset by net revenue reductions from divestitures closed in 2017 of $22.0 million, solid waste volume decreases of $15.1 million due primarily to decreased residential collection, declines in transfer station volumes in our New York City market due to reduced inbound waste from the New York Department of Sanitation and lower landfill special waste volumes, decreased recyclable commodity sales of $13.0 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and other net revenue decreases of $0.3 million.

Revenue in our Canada segment decreased $10.0 million, or 5.1%, to $187.1 million for the three months ended September 30, 2018, from $197.1 million for the three months ended September 30, 2017. The components of the decrease consisted of a decrease of $8.2 million resulting from a lower average foreign currency exchange rate in effect during the comparable reporting periods, solid waste volume decreases of $5.1 million associated with decreased roll off collection volumes, residential revenue resulting from the non-renewal of certain contracts acquired in the Progressive Waste acquisition, intentional losses of certain low margin commercial collection customers and reduced transfer station and landfill municipal solid waste revenue, decreased recyclable commodity sales of $6.9 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and $0.5 million of other revenue decreases, partially offset by net price increases of $10.0 million and revenue growth from acquisitions closed in 2018 of $0.7 million.

Revenue in our Canada segment decreased $2.2 million, or 0.4%, to $543.9 million for the nine months ended September 30, 2018, from $546.1 million for the nine months ended September 30, 2017. The components of the decrease consisted of decreased recyclable commodity sales of $20.1 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products, solid waste volume decreases of $18.8 million associated with decreased roll off collection volumes, residential revenue resulting from the non-renewal of certain contracts acquired in the Progressive Waste acquisition, intentional losses of certain low margin commercial collection customers and reduced landfill municipal solid waste revenue and $0.6 million of other revenue decreases, partially offset by net price increases of $26.9 million, an increase of $7.1 million resulting from a higher average foreign currency exchange rate in effect during the comparable reporting periods, increased landfill gas sales of $2.4 million resulting from higher pricing and revenue growth from acquisitions closed in 2018 of $0.9 million.

Revenue in our Central segment increased $18.9 million, or 11.4%, to $185.3 million for the three months ended September 30, 2018, from $166.4 million for the three months ended September 30, 2017.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2017, of $13.6 million, net price increases of $6.5 million and solid waste volume increases of $1.1 million from increased roll off collection, partially offset by decreased recyclable commodity sales of $1.7 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and other revenue decreases of $0.6 million.

Revenue in our Central segment increased $44.0 million, or 9.4%, to $514.1 million for the nine months ended September 30, 2018, from $470.1 million for the nine months ended September 30, 2017.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2017, of $30.4 million, net price increases of $18.5 million and solid waste volume increases of $3.9 million from increased roll off collection and landfill special waste, partially offset by net revenue reductions from divestitures closed during, or subsequent to, the nine months ended September 30, 2017, of $3.1 million, decreased recyclable commodity sales of $4.1 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and other revenue decreases of $1.6 million.

Revenue in our E&P segment increased $10.8 million, or 19.9%, to $65.2 million for the three months ended September 30, 2018, from $54.4 million for the three months ended September 30, 2017 due to higher crude oil and natural gas prices increasing drilling activity and E&P disposal volumes at the majority of our sites.

Revenue in our E&P segment increased $43.8 million, or 31.8%, to $181.6 million for the nine months ended September 30, 2018, from $137.8 million for the nine months ended September 30, 2017 due to higher crude oil and natural gas prices increasing drilling activity and E&P disposal volumes at the majority of our sites.

Segment EBITDA

Segment EBITDA in our Southern segment increased $7.0 million, or 11.1%, to $70.2 million for the three months ended September 30, 2018, from $63.2 million for the three months ended September 30, 2017.  The increase was due to an increase in revenues of $11.4 million from organic growth and acquisitions and a $2.6 million decrease in third party disposal expenses due to decreases in collection volumes requiring disposal at a third party location, partially offset by an increase in third-party trucking and transportation expenses of $2.3 million due to increased disposal volumes at our transfer station and landfill operations and increased rates charged by third parties to provide trucking and transportation services, a net $2.0 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in labor expenses of $1.5 million due primarily to employee pay rate increases and a decrease to EBITDA of $1.2 million from the impact of operations disposed of during, or subsequent to, the three months ended September 30, 2017.

Segment EBITDA in our Southern segment increased $8.6 million, or 4.3%, to $207.9 million for the nine months ended September 30, 2018, from $199.3 million for the nine months ended September 30, 2017.  The increase was due to an increase in revenues of $31.8 million from organic growth and acquisitions, a decrease in third party disposal expenses of $4.3 million due to decreases in collection volumes requiring disposal at a third party location and improved internalization of waste collected at operating locations acquired in the Progressive Waste acquisition, a decrease in compressed natural gas fuel expense of $1.5 million due to the recognition during the nine months ended September 30, 2018 of retroactive tax credits associated with fuel purchases in 2017, a decrease in expenses associated with the purchase of recyclable commodities of $1.0 million due to decreased recyclable commodity values, a decrease in insurance claims and premiums expense of $0.9 million due to improved safety results at operating locations acquired in the Progressive Waste acquisition, a decrease in truck, container, equipment and facility maintenance and repair expenses of $0.7 million due to higher prior year expenses incurred to bring acquired equipment to our operating and safety standards and $0.9 million of other net decreases, partially offset by a decrease to EBITDA of $10.1 million from the impact of operations disposed of during, or subsequent to, the nine months ended September 30, 2017, a net $6.2 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in third-party trucking and transportation expenses of $5.3 million due to increased disposal volumes at our transfer station and landfill operations and increased rates charged by third parties to provide trucking and transportation services, an increase in labor expenses of $3.3 million due primarily to employee pay rate increases, an increase in taxes on revenues of $2.2 million due primarily to an adjustment recorded in the current period for taxes incurred in the prior year, an increase in employee benefits expenses of $2.1 million due to transferring retained Progressive Waste employees onto the Waste Connections benefits program, which provides increased benefits to the employees, an increase in subcontracted expenses of $1.5 million due to contracting certain low margin services to third parties, an increase in corporate overhead expense allocations of $1.0 million due to a higher overhead allocation rate and an increase in diesel fuel expense of $0.8 million due to increases in the market price of diesel fuel.

Segment EBITDA in our Western segment increased $1.3 million, or 1.5%, to $86.2 million for the three months ended September 30, 2018, from $84.9 million for the three months ended September 30, 2017.  The increase was due primarily to an increase in revenues of $9.1 million and a decrease in third party trucking and transportation expenses of $2.7 million due to the mix of landfill special waste volumes requiring transportation to our disposal sites, partially offset by an increase in taxes on revenues of $5.5 million due primarily to higher tax rates under our new operating permit at Chiquita Canyon Landfill, a net $2.3 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in corporate overhead expense allocations of $1.3 million due to higher revenues for which overhead allocations are based and a higher overhead allocation rate, an increase in diesel fuel expense of $1.0 million due to increases in the market price of diesel fuel and $0.4 million of other net expense increases.

Segment EBITDA in our Western segment decreased $7.5 million, or 3.0%, to $240.0 million for the nine months ended September 30, 2018, from $247.5 million for the nine months ended September 30, 2017.  The decrease was due primarily to an increase in taxes on revenues of $15.8 million due primarily to higher tax rates under our new operating permit at Chiquita Canyon Landfill, a net $8.3 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in corporate overhead expense allocations of $5.3 million due to higher revenues for which overhead allocations are based and a higher overhead allocation rate, an increase in diesel fuel expense of $3.1 million due to increases in the market price of diesel fuel, an increase in direct and administrative labor expenses of $2.5 million due primarily to employee pay rate increases, an increase of $1.9 million in professional fees expense resulting primarily from higher legal expenses, an increase in disposal expenses of $1.7 million due primarily to increased collection volumes and $0.6 million of other net expense increases, partially offset by an increase in revenues of $24.9 million, a decrease in third party trucking and transportation expenses of $6.4 million due to the mix of landfill special waste volumes requiring transportation to our disposal sites and a decrease in compressed natural gas fuel expense of $0.4 million due to the recognition during the nine months ended September 30, 2018 of retroactive tax credits associated with fuel purchases in 2017.

Segment EBITDA in our Eastern segment increased $9.7 million, or 13.1%, to $83.7 million for the three months ended September 30, 2018, from $74.0 million for the three months ended September 30, 2017.  The increase was due primarily to an increase in revenues of $47.3 million from organic growth and acquisitions and a $1.1 million decrease in third party disposal expenses due to improved internalization of waste collected at operating locations acquired in 2017, partially offset by a net $28.2 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in third party trucking and transportation expenses of $3.1 million due primarily to higher internalized disposal of collected waste volumes and increased rates charged by third parties to provide trucking and transportation services, an increase in corporate overhead expense allocations of $1.8 million due to higher revenues for which overhead allocations are based and a higher overhead allocation rate, increased leachate disposal expenses of $1.6 million due to increased precipitation generating higher leachate volumes, a decrease to EBITDA of $1.4 million from the impact of operations disposed of during, or subsequent to, the three months ended September 30, 2017, an increase in property tax expenses of $1.4 million due primarily to a credit recognized in the prior year period, an increase in diesel fuel expense of $1.0 million due to increases in the market price of diesel fuel and $0.2 million of other net expense increases.

Segment EBITDA in our Eastern segment increased $16.6 million, or 7.9%, to $225.9 million for the nine months ended September 30, 2018, from $209.3 million for the nine months ended September 30, 2017.  The increase was due primarily to an increase in revenues of $106.0 million from organic growth and acquisitions, a $4.3 million decrease in third party disposal expenses due to improved internalization of waste collected at operating locations acquired in 2017, a decrease in insurance premium expense of $2.5 million due primarily to transferring the operating locations acquired in the Groot acquisition onto our high deductible insurance program, a decrease in truck, container, equipment and facility maintenance and repair expenses of $3.0 million due to higher prior year expenses incurred to bring acquired equipment to our operating and safety standards and a decrease in compressed natural gas fuel expense of $0.8 million due to the recognition during the nine months ended September 30, 2018 of retroactive tax credits associated with fuel purchases in 2017, partially offset by a net $68.1 million increase in cost of operations and SG&A expenses attributable to acquired operations, a decrease to EBITDA of $6.6 million from the impact of operations disposed of during, or subsequent to, the nine months ended September 30, 2017, an increase in corporate overhead expense allocations of $5.9 million due to higher revenues for which overhead allocations are based and a higher overhead allocation rate, an increase in third-party trucking and transportation expenses of $4.5 million due primarily to higher internalized disposal of collected waste volumes and increased rates charged by third parties to provide trucking and transportation services, increased leachate disposal expenses of $4.2 million due to increased precipitation generating higher leachate volumes, an increase in diesel fuel expense of $2.9 million due to increases in the market price of diesel fuel, an increase in direct labor expenses of $2.8 million due primarily to employee pay rate increases, an increase in taxes on revenues of $1.4 million due primarily to internalizing additional disposal volumes at our landfills that are assessed taxes based on total inbound tonnage, an increase in property tax expenses of $1.2 million due primarily to a credit recognized in the prior year period and $2.4 million of other net expense increases.

Segment EBITDA in our Canada segment decreased $5.6 million, or 7.5%, to $68.8 million for the three months ended September 30, 2018, from $74.4 million for the three months ended September 30, 2017.  The decrease was comprised of a $3.1 million decrease from a lower average foreign currency exchange rate in effect during the comparable reporting periods and a $2.5 million decrease assuming foreign currency parity during the comparable reporting periods. The $2.5 million decrease, which assumes foreign currency parity, was due primarily to a decrease in revenues of $1.8 million, an increase in diesel fuel expense of $1.2 million due to increases in the market price of diesel fuel and $1.6 million of other net expense increases, partially offset by a decrease in expenses associated with the purchase of recyclable commodities of $2.1 million due to decreased recyclable commodity values.

Segment EBITDA in our Canada segment decreased $4.9 million, or 2.4%, to $195.4 million for the nine months ended September 30, 2018, from $200.3 million for the nine months ended September 30, 2017.  The decrease was comprised of a decrease of $7.2 million assuming foreign currency parity during the comparable reporting periods, partially offset by a $2.3 million increase from a higher average foreign currency exchange rate in effect during the comparable reporting periods. The $7.2 million decrease, which assumes foreign currency parity, was due primarily to a decrease in revenues of $9.4 million, an increase in diesel fuel expense of $3.2 million due to increases in the market price of diesel fuel, an increase in corporate overhead expense allocations of $1.4 million due to a higher overhead allocation rate and an increase in employee benefits expenses of $1.2 million due primarily to higher medical expenses, partially offset by a decrease in expenses associated with the purchase of recyclable commodities of $6.5 million due to decreased recyclable commodity values, a decrease in insurance premium expense of $1.2 million due primarily to increasing the deductible limits under our insurance program and $0.3 million of other net expense decreases.

Segment EBITDA in our Central segment increased $5.7 million, or 8.8%, to $70.3 million for the three months ended September 30, 2018, from $64.6 million for the three months ended September 30, 2017. The increase was due primarily to an increase in revenues of $18.9 million and other net expense decreases of $0.2 million, partially offset by a net $11.6 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $1.1 million due primarily to employee pay rate increases and an increase in corporate overhead expense allocations of $0.7 million due to higher revenues for which overhead allocations are based and a higher overhead allocation rate.

Segment EBITDA in our Central segment increased $13.8 million, or 7.8%, to $191.8 million for the nine months ended September 30, 2018, from $178.0 million for the nine months ended September 30, 2017. The increase was due primarily to an increase in revenues of $44.0 million, a decrease in fuel expense of $1.6 million due primarily to purchasing fuel in 2018 under favorable fixed price fuel purchase contracts entered into in 2017 and the recognition during the nine months ended September 30, 2018 of retroactive tax credits associated with fuel purchases in 2017 and $1.8 million of other net expense decreases, partially offset by a net $25.2 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $3.2 million due primarily to employee pay rate increases, an increase in corporate overhead expense allocations of $2.2 million due to higher revenues for which overhead allocations are based and a higher overhead allocation rate, an increase in third party trucking and transportation expenses of $2.0 million due to an increase in landfill special waste volumes requiring transportation to our disposal sites and an increase in legal expenses of $1.0 million.

Segment EBITDA in our E&P segment increased $7.2 million, or 25.9%, to $35.1 million for the three months ended September 30, 2018, from $27.9 million for the three months ended September 30, 2017.  The increase was due primarily to an increase in revenues of $10.8 million, partially offset by an increase in subcontracted operating expenses of $1.2 million due primarily to subcontracting certain operating activities to third parties, an increase in corporate overhead expense allocations of $0.7 million due to higher revenues for which overhead allocations are based and a higher overhead allocation rate and $1.7 million of other expense increases.

Segment EBITDA in our E&P segment increased $31.5 million, or 49.6%, to $95.0 million for the nine months ended September 30, 2018, from $63.5 million for the nine months ended September 30, 2017.  The increase was due primarily to an increase in revenues of $43.8 million, partially offset by an increase in subcontracted operating expenses of $3.4 million due primarily to subcontracting certain operating activities to third parties, an increase in corporate overhead expense allocations of $2.1 million due to higher revenues for which overhead allocations are based and a higher overhead allocation rate, an increase in third-party trucking and transportation expenses of $1.6 million due to increased E&P volumes that require us to transport the waste to our disposal sites, an increase in equipment and facility repair and maintenance expenses of $1.6 million due to increased equipment hour usage resulting from higher disposal volumes processed at our sites, an increase in royalties of $1.0 million due to increased disposal volumes, an increase in labor expenses of $0.9 million due to increased headcount to support higher disposal volumes and $1.7 million of other expense increases.

Segment EBITDA at Corporate decreased $2.5 million, to a loss of $8.3 million for the three months ended September 30, 2018, from a loss of $5.8 million for the three months ended September 30, 2017.  The increase in the loss was due to an increase of $5.0 million in equity-based compensation expenses associated with adjusting common shares of Waste Connections, Inc. held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options, an increase of $4.0 million in professional fees expense resulting primarily from higher legal expenses and an increase in equity-based compensation expenses of $1.9 million associated with our annual recurring grant of restricted share units to our personnel, partially offset by an increase in corporate overhead allocated to our segments of $3.6 million due to an increase in total corporate expenses to support acquired operations, a decrease of $2.5 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of the Company following the close of the Progressive Waste acquisition, a decrease in direct acquisition costs of $1.6 million and $0.7 million of other net expense decreases.

Segment EBITDA at Corporate increased $18.1 million, to a loss of $14.4 million for the nine months ended September 30, 2018, from a loss of $32.5 million for the nine months ended September 30, 2017.  The decrease in the loss was due to an increase in corporate overhead allocated to our segments of $16.4 million due to an increase in total corporate expenses to support acquired operations, a decrease in share-based compensation expenses of $7.8 million due primarily to less share price volatility and less outstanding shares in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, a decrease in accrued recurring cash incentive compensation expense to our management of $2.7 million due to decreased solid waste volumes and reduced revenue for recyclable commodities resulting in a lower achievement of interim financial targets during the nine months ended September 30, 2018, a decrease of $5.5 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of the Company following the close of the Progressive Waste acquisition, a decrease in deferred compensation expense of $1.2 million resulting from less increases to deferred compensation liabilities to employees as a result of lower current period increases in the market value of investments to which employee deferred compensation balances are tracked and $2.0 million of other net expense decreases, partially offset by an increase of $7.7 million in professional fees expense resulting primarily from higher legal expenses, an increase of $5.0 million in equity-based compensation expenses associated with adjusting common shares of Waste Connections, Inc. held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options and an increase in equity-based compensation expenses of $4.8 million associated with our annual recurring grant of restricted share units to our personnel.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the nine months ended September 30, 2018 and 2017 (in thousands of U.S. dollars):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$1,037,792	$888,375
Net cash used in investing activities	(870,446)	(687,106)
Net cash provided by (used in) financing activities	(395,689)	135,159
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(528)	976
Net increase (decrease) in cash, cash equivalents and restricted cash	(228,871)	337,404
Cash, cash equivalents and restricted cash at beginning of period	556,467	169,112
Plus (less): change in cash held for sale	192	(27)
Cash, cash equivalents and restricted cash at end of period	$327,788	$506,489

Operating Activities Cash Flows

For the nine months ended September 30, 2018, net cash provided by operating activities was $1.038 billion.  For the nine months ended September 30, 2017, net cash provided by operating activities was $888.4 million.  The $149.4 million increase was due primarily to the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $107.8 million from an increase in net income, excluding depreciation, amortization, deferred taxes, adjustments to contingent consideration and impairments and other operating items, due primarily to the impact of acquisitions closed in 2017 and the nine months ended September 30, 2018, volume driven earnings growth at our E&P segment, price-led earnings growth at certain solid waste segments and benefits resulting from the enactment of the Tax Act in 2017.
2)	Prepaid expenses – Our increase in net cash provided by operating activities was favorably impacted by $25.8 million from prepaid expenses and other current assets due primarily to decreased prepaid income taxes.
3)	Deferred revenue – Our increase in net cash provided by operating activities was favorably impacted by $14.7 million from deferred revenue due primarily to a price-driven increase in solid waste collection revenues and the timing of the billing for those services.
4)	Account receivable – Our increase in net cash provided by operating activities was favorably impacted by $13.3 million from accounts receivable due primarily to the prior year period having a larger seasonal increase in revenues that remained uncollected at period end.

5)	Other long-term liabilities – Our increase in net cash provided by operating activities was favorably impacted by $12.0 million from other long-term liabilities due primarily to decreased cash settlements of share-based compensation awards granted to Progressive Waste employees prior to the date of the Progressive Waste acquisition that continued to remain outstanding following the closing of the acquisition.
6)	Accounts payable and accrued liabilities – Our increase in net cash provided by operating activities was unfavorably impacted by $27.5 million from accounts payable and accrued liabilities due primarily to the timing of payments of trade payables.

As of September 30, 2018, we had a working capital surplus of $207.8 million, including cash and equivalents of $244.4 million.  Our working capital surplus decreased $166.5 million from a working capital surplus of $374.3 million at December 31, 2017, including cash and equivalents of $433.8 million, due primarily to decreased cash balances. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $183.3 million to $870.4 million for the nine months ended September 30, 2018, from $687.1 million for the nine months ended September 30, 2017. The significant components of the increase included the following:

1)	An increase in cash paid for acquisitions of $106.1 million due primarily to an increase in acquisition activity in 2018;
2)	An increase in capital expenditures of $56.1 million due to higher landfill site development costs and trucks and containers purchased for operations acquired subsequent to September 30, 2017; less
3)	A decrease in cash proceeds from the disposal of assets of $22.1 million due primarily to the divestiture of certain operations during the nine months ended September 30, 2017.

Financing Activities Cash Flows

Net cash from financing activities decreased $530.9 million to net cash used in financing activities of $395.7 million for the nine months ended September 30, 2018, from net cash provided by financing activities of $135.2 million for the nine months ended September 30, 2017.  The significant components of the decrease included the following:

1)	A decrease from the net change in long-term borrowings of $452.2 million (long-term borrowings increased $230.2 million during the nine months ended September 30, 2017 and decreased $222.0 million during the nine months ended September 30, 2018) due primarily to prior year borrowings to fund payments for acquisitions;
2)	An increase in payments to repurchase our common shares of $42.0 million due to no shares being repurchased during the nine months ended September 30, 2017;
3)	A decrease of $14.1 million from changes in book overdraft due to the variability of outstanding cash balances to which outstanding checks are applied; and
4)	An increase in cash dividends paid of $15.2 million due primarily to an increase in our quarterly dividend rate to $0.14 per share for the nine months ended September 30, 2018, from $0.12 per share for the nine months ended September 30, 2017.

Our business is capital intensive.  Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

On July 24, 2018, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 13,174,976 of our common shares during the period of August 8, 2018 to August 7, 2019 or until such earlier time as the NCIB is completed or terminated at our option. The renewal followed on the conclusion of our NCIB that expired August 7, 2018. We received Toronto Stock Exchange, or the TSX, approval for our annual renewal of the NCIB on August 2, 2018. Under the NCIB, we may make share repurchases only in the open market, including on the New York Stock Exchange, or the NYSE, the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems is limited to a maximum of 71,114 common shares, which represents 25% of the average daily trading volume on the TSX of 284,459 common shares for the period from February 1, 2018 to July 31, 2018. The TSX rules also allow us to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE will be 25% of the average daily trading volume for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Senior Vice President and Chief Financial Officer at (832) 442-2200.

The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of our common shares and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase.

During the nine months ended September 30, 2018, we repurchased 594,474 common shares pursuant to our NCIB in effect during such period at an aggregate cost of $42.0 million. For the nine months ended September 30, 2017, we did not repurchase any common shares pursuant to the NCIB in effect at such time. As of September 30, 2018, the remaining maximum number of shares available for repurchase under the NCIB was 12,587,332.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2017, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.02, from $0.12 to $0.14 per share. Cash dividends of $110.4 million and $95.2 million were paid during the nine months ended September 30, 2018 and 2017, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $373.5 million in capital expenditures during the nine months ended September 30, 2018.  We expect to make capital expenditures of between $530 million and $550 million in 2018 in connection with our existing business.  We have funded and intend to fund the balance of our planned 2018 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement.  In addition, we may make substantial additional capital expenditures in acquiring municipal solid waste and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital.  Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

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

As of September 30, 2018, $1.638 billion under the term loan and $170.0 million under the revolving credit facility were outstanding under our Credit Agreement, exclusive of outstanding standby letters of credit of $140.5 million.  Our Credit Agreement matures in March 2023.

As of September 30, 2018, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$3,763,330	$1,753	$431,483	$2,134,752	$1,195,342
Cash interest payments	$573,413	$111,483	$218,317	$169,123	$74,490
Contingent consideration	$74,761	$13,019	$19,950	$7,280	$34,512
Final capping, closure and post-closure	$1,405,838	$21,428	$26,357	$16,525	$1,341,528

Long-term debt payments include:

1)	$170.0 million in principal payments due March 2023 related to our revolving credit facility under our Credit Agreement. Advances are available under the Credit Agreement in U.S. dollars and Canadian dollars and bear interest at fluctuating rates (See Note 10). At September 30, 2018, $170.0 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, bearing interest at a total rate of 2.93% on such date.
2)	$1.638 billion in principal payments due March 2023 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At September 30, 2018, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 3.34% on such date).
3)	$175.0 million in principal payments due 2019 related to our 2019 Senior Notes. The 2019 Senior Notes bear interest at a rate of 5.25%.
4)	$100.0 million in principal payments due 2021 related to our 2021 Senior Notes. The 2021 Senior Notes bear interest at a rate of 4.64%.
5)	$150.0 million in principal payments due 2021 related to our New 2021 Senior Notes. The New 2021 Senior Notes bear interest at a rate of 2.39%.
6)	$125.0 million in principal payments due 2022 related to our 2022 Senior Notes. The 2022 Senior Notes bear interest at a rate of 3.09%.
7)	$200.0 million in principal payments due 2023 related to our 2023 Senior Notes. The 2023 Senior Notes bear interest at a rate of 2.75%.
8)	$150.0 million in principal payments due 2024 related to our 2024 Senior Notes. The 2024 Senior Notes bear interest at a rate of 3.24%.
9)	$375.0 million in principal payments due 2025 related to our 2025 Senior Notes. The 2025 Senior Notes bear interest at a rate of 3.41%.
10)	$400.0 million in principal payments due 2026 related to our 2026 Senior Notes. The 2026 Senior Notes bear interest at a rate of 3.03%.
11)	$250.0 million in principal payments due 2027 related to our 2027 Senior Notes. The 2027 Senior Notes bear interest at a rate of 3.49%.
12)	$15.9 million in principal payments related to our tax-exempt bond, which bear interest at a variable rate (1.61% at September 30, 2018). The tax-exempt bond matures in 2033.
13)	$15.0 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.75% and 24.81% at September 30, 2018, and have maturity dates ranging from 2018 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin and the Canadian Dollar Offered Rate plus the applicable acceptance fee at September 30, 2018. We assumed the Credit Agreement is paid off when it matures in March 2023.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $55.0 million recorded as liabilities in our Condensed Consolidated Financial Statements at September 30, 2018, and $19.7 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$201,517	$34,077	$56,504	$37,797	$73,139
Unconditional purchase obligations	$44,323	$34,739	$9,584	$-	$-

(1)	We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At September 30, 2018, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 19.2 million gallons remaining to be purchased for a total of $44.3 million. The current fuel purchase contracts expire on or before February 28, 2021. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2018, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations.  We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $946.0 million and $891.0 million at September 30, 2018 and December 31, 2017, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2018, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the nine month periods ended September 30, 2018 and 2017, at all of our landfills during the respective period, is shown below (tons in thousands):

	Nine months ended September 30,
	2018		2017
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned operational landfills and landfills operated under life-of-site agreements	89	33,387	86	32,305
Operated landfills	4	335	6	403
	93	33,722	92	32,708

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and distributions to noncontrolling interests.  We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures.  Other companies may calculate adjusted free cash flow differently.  Our adjusted free cash flow for the nine month periods ended September 30, 2018 and 2017, are calculated as follows (amounts in thousands of U.S. dollars):

	Nine months ended September 30,
	2018	2017
Net cash provided by operating activities	$1,037,792	$888,375
Plus (less): Change in book overdraft	(243)	13,814
Plus: Proceeds from disposal of assets	3,698	25,826
Less: Capital expenditures for property and equipment	(373,512)	(317,385)
Less: Distributions to noncontrolling interests	(103)	-
Adjustments:
Payment of contingent consideration recorded in earnings (a)	11	-
Cash received for divestitures (b)	(1,250)	(21,100)
Transaction-related expenses (c)	4,907	4,418
Integration-related and other expenses (d)	2,794	7,968
Pre-existing Progressive Waste share-based grants (e)	5,219	11,740
Synergy bonus (f)	-	11,798
Tax effect (g)	(3,609)	(11,426)
Adjusted free cash flow	$675,704	$614,028

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the elimination of cash received in conjunction with the divestiture of certain Progressive Waste operations.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.
(e)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.
(f)	Reflects the addback of cash bonuses paid pursuant to our Synergy Bonus Program in conjunction with the Progressive Waste acquisition.
(g)	The aggregate tax effect of footnotes (a) through (f) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry.  Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus or minus income tax provision (benefit), plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income, plus foreign currency transaction loss, less foreign currency transaction gain.  We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate adjusted EBITDA differently.  Our adjusted EBITDA for the three and nine month periods ended September 30, 2018 and 2017, are calculated as follows (amounts in thousands of U.S. dollars):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income attributable to Waste Connections	$150,843	$123,227	$414,393	$261,732
Plus (less): Net income (loss) attributable to noncontrolling interests	(77)	183	218	559
Plus: Income tax provision	52,092	64,390	126,509	100,220
Plus: Interest expense	32,078	32,471	96,874	92,763
Less: Interest income	(1,467)	(1,656)	(3,677)	(3,131)
Plus: Depreciation and amortization	175,103	163,554	503,310	471,894
Plus: Closure and post-closure accretion	3,253	2,971	9,749	8,805
Plus (less): Impairments and other operating items	(1,998)	832	6,106	141,333
Less: Other income, net	(732)	(1,709)	(2,376)	(3,561)
Plus: Foreign currency transaction loss	132	1,864	323	3,502
Adjustments:
Plus: Transaction-related expenses (a)	323	1,958	4,907	4,418
Plus: Fair value changes to equity awards (b)	6,880	2,369	10,101	12,947
Plus: Integration-related and other expenses (c)	379	2,922	2,795	8,344
Adjusted EBITDA	$416,809	$393,376	$1,169,232	$1,099,825

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.
(c)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently.  Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three and nine month periods ended September 30, 2018 and 2017, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Reported net income attributable to Waste Connections	$150,843	$123,227	$414,393	$261,732
Adjustments:
Amortization of intangibles (a)	26,871	26,613	79,444	76,886
Impairments and other operating items (b)	(1,998)	832	6,106	141,333
Transaction-related expenses (c)	323	1,958	4,907	4,418
Fair value changes to equity awards (d)	6,880	2,369	10,101	12,947
Integration-related and other expenses (e)	379	2,922	2,795	8,344
Tax effect (f)	(8,006)	(3,575)	(25,783)	(75,828)
Tax items (g)	6,578	3,787	9,093	3,787
Adjusted net income attributable to Waste Connections	$181,870	$158,133	$501,056	$433,619

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.57	$0.47	$1.57	$0.99
Adjusted net income	$0.69	$0.60	$1.90	$1.64

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.
(f)	The aggregate tax effect of the adjustments in footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.

(g)	In 2018, primarily reflects refinements to the estimates, as provided by Staff Accounting Bulletin No. 118, of the impact of a portion of the Company’s U.S. earnings no longer deemed to be permanently reinvested in conjunction with the Tax Act; in 2017, reflects the elimination of an increase to the income tax provision associated with an increase in the Company’s deferred tax liabilities resulting from the enactment of the Illinois State Budget Public Act 100-0022 on July 6, 2017.

INFLATION

Other than volatility in fuel prices, third party brokerage and labor costs in certain markets, inflation has not materially affected our operations in recent years.  Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs.  Therefore, we believe that we should be able to increase prices to offset many cost increases that result from inflation in the ordinary course of business.  However, competitive pressures or delays in the timing of rate increases under our contracts may require us to absorb at least part of these cost increases, especially if cost increases exceed the average rate of inflation.  Management's estimates associated with inflation have an impact on our accounting for landfill liabilities.

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

At September 30, 2018, our derivative instruments included 16 interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at September 30, 2018 and December 31, 2017, of $973.4 million and $1.475 billion, respectively, including floating rate debt under our Credit Agreement and floating rate tax-exempt bond obligations.  A one percentage point increase in interest rates on our variable-rate debt as of September 30, 2018 and December 31, 2017, would decrease our annual pre-tax income by approximately $9.7 million and $14.8 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

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

At September 30, 2018, our derivative instruments included one fuel hedge agreement as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  For the year ending December 31, 2018, we expect to purchase approximately 65.0 million gallons of fuel, of which 35.0 million gallons will be purchased at market prices, 18.0 million gallons will be purchased under our fixed price fuel purchase contracts and 12.0 million gallons are hedged at a fixed price under our fuel hedge agreement. During the three month period of October 1, 2018 to December 31, 2018, we expect to purchase approximately 8.7 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining three months in 2018 would decrease our pre-tax income during this period by approximately $0.9 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate recycling operations and sell other collected recyclable materials to third parties for processing before resale.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the nine months ended September 30, 2018 and 2017, would have had a $6.7 million and $12.4 million impact on revenues for the nine months ended September 30, 2018 and 2017, respectively.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2018, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our legal proceedings can be found in Note 18 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2017)
3.2	Articles of Amalgamation (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 7, 2016)
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 7, 2016)
3.4	By-law No. 1 of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed on June 7, 2016)
10.1 +	Separation Benefits Plan of Waste Connections US, Inc., effective July 24, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A filed on August 31, 2018)
10.2 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Worthing F. Jackman, effective August 30, 2018 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K/A filed on August 31, 2018)
10.3 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Darrell W. Chambliss, effective October 19, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 19, 2018)
10.4 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Matthew S. Black, effective October 19, 2018 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on October 19, 2018)
10.5 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and David G. Eddie, effective October 19, 2018 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on October 19, 2018)
10.6 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and David M. Hall, effective October 19, 2018 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on October 19, 2018)
10.7 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and James M. Little, effective October 19, 2018 (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on October 19, 2018)
10.8 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Patrick J. Shea, effective October 19, 2018 (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on October 19, 2018)

Exhibit Number	Description of Exhibits
10.9 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Mary Anne Whitney, effective October 19, 2018 (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed on October 19, 2018)
10.10 +	Third Amendment to Separation Benefits Plan and Employment Agreement, dated October 17, 2018, by and between Waste Connections US, Inc. and Ronald J. Mittelstaedt (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed on October 19, 2018)
10.11 +	Waste Connections, Inc. 2014 Incentive Award Plan
10.12 +	Waste Connections, Inc. 2016 Incentive Award Plan
10.13 +	Form of Performance-Based Restricted Share Unit Award Agreement (with Three-Year Performance Period) under the Waste Connections, Inc. 2016 Incentive Award Plan
10.14 +	Form of Restricted Share Unit Award Agreement (with One-Year Performance Period) under the Waste Connections, Inc. 2016 Incentive Award Plan
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+ Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: October 30, 2018	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: October 30, 2018	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney,
Senior Vice President and Chief Financial Officer

