Form 10-K
period 2018-12-31
Waste Connections, Inc.
filed 2019-02-14
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐      No ☑

As of June 30, 2018, the aggregate market value of shares held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the New York Stock Exchange, was $19,752,529,494.

Number of common shares outstanding as of February 1, 2019:  263,284,965

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Management Information Circular and Proxy Statement for the 2019 Annual and Special Meeting of Shareholders (which will be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and with the securities commissions or similar regulatory authorities in Canada within 120 days after the end of our 2018 fiscal year) are incorporated by reference into Part III hereof.

WASTE CONNECTIONS, INC.

ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1.	BUSINESS

Our Company

Waste Connections, Inc. is the third largest non-hazardous solid waste services company in North America, providing waste collection, transfer, disposal and recycling services in mostly exclusive and secondary markets in the U.S. and Canada. Through our R360 Environmental Solutions subsidiary, we are also a leading provider of non-hazardous exploration and production, or E&P, waste treatment, recovery and disposal services in several of the most active natural resource producing areas in the U.S. We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities.

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

As of December 31, 2018, we served residential, commercial, industrial and E&P customers in 41 states in the U.S. and six provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Wisconsin and Wyoming, and the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

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

Our Operating Strategy

Our operating strategy seeks to improve financial returns and deliver superior shareholder value creation within the solid waste industry.  We generally seek to avoid highly competitive, large urban markets and instead target markets where we can attain high market share either through exclusive contracts, vertical integration or asset positioning. We also target niche markets, like E&P waste treatment and disposal services, with similar characteristics and, we believe, higher comparative growth potential. We are a leading provider of waste services in most of our markets, and the key components of our operating strategy, which are tailored to the competitive and regulatory factors that affect our markets, are as follows:

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

As of December 31, 2018, we delivered our services from operating locations grouped into six operating segments: our Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; our Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan; and our Central segment services customers located in Arizona, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming. The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.  Some E&P revenues are also included in other operating segments, where we accept E&P waste at some of our municipal solid waste, or MSW landfills. In addition, a small amount of solid waste revenue is included in our E&P segment.

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

The North America solid waste services industry has experienced continued consolidation over the past decade, most notably with the sale of the U.S. solid waste business of Veolia Environnement S.A. to Advanced Disposal Services, Inc. in 2012, and our acquisition of Progressive Waste in June 2016.  In spite of this consolidation, the solid waste services industry remains regional in nature, with acquisition opportunities available in select markets.  The E&P waste services industry is similarly regional in nature and is also highly fragmented, with acquisition opportunities available in several active natural resource basins. In some markets in both MSW and E&P waste, independent landfill, collection or service providers lack the capital resources, management skills and/or technical expertise necessary to comply with stringent environmental and other governmental regulations and to compete with larger, more efficient, integrated operators.  In addition, many of the remaining independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning.

During the year ended December 31, 2018, we completed 20 acquisitions for consideration having a net fair value of $1.032 billion. During the year ended December 31, 2017, we completed 14 acquisitions for consideration having a net fair value of $562.2 million. During 2016, we acquired Progressive Waste for consideration transferred having a net fair value of $5.162 billion.  During the year ended December 31, 2016, we completed 12 other acquisitions for consideration having a net fair value of $17.1 million.

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

Governmental certificates, exclusive franchise agreements and exclusive municipal contracts grant us rights to provide MSW services within specified areas at established rates and are long-term in nature.  Governmental certificates, or G Certificates, are unique to the State of Washington and are awarded by the Washington Utilities and Transportation Commission, or WUTC, to solid waste collection service providers in unincorporated areas and electing municipalities.  These certificates typically grant the holder the exclusive and perpetual right to provide specific residential, commercial and/or industrial waste services in a defined territory at specified rates, subject to divestiture and/or overlap or cancellation by the WUTC on specified, limited grounds.  Franchise agreements typically provide an exclusive period of seven years or longer for a specified territory; they specify a broad range of services to be provided, establish rates for the services and can give the service provider a right of first refusal to extend the term of the agreement.  Municipal contracts typically provide a shorter service period and a more limited scope of services than franchise agreements and generally require competitive bidding at the end of the contract term.  In markets where exclusive arrangements are not available, we may enter into residential contracts with homeowners’ associations, apartment owners and mobile home park operators, or work on a subscription basis with individual households.  In such markets, we may also provide commercial and industrial services under customer service agreements generally ranging from one to five years in duration.  Finally, in certain E&P markets with “no pit” rules or other regulations that limit on-site storage or treatment of waste, we offer containers and collection services to provide a closed loop system for the collection of drilling wastes at customers’ well sites and subsequent transportation of the waste to our facilities for treatment and disposal.

Landfill Disposal Services

As of December 31, 2018, we owned or operated 68 MSW landfills, 11 E&P waste landfills, which only accept E&P waste, and 14 non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste. Nine of our MSW landfills also received E&P waste during 2018. We generally own landfills to achieve vertical integration in markets where the economic and regulatory environments make landfill ownership attractive.  We also own landfills in certain markets where it is not necessary to provide collection services because we believe that we are able to attract volume to our landfills, given our location or other market dynamics. Over time, MSW landfills generate a greenhouse gas, methane, which can be converted into a valuable source of clean energy. We deploy gas recovery systems at 52 of our landfills to collect methane, which can then be used to generate electricity for local households, fuel local industrial power plants or power alternative fueled vehicles. In some cases, landfill gas generated at our landfills qualifies as a renewable fuel for which renewable fuel credits may be available.

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

The expiration dates for the four operating agreements for which the contracted term is less than the life of the landfill range from 2022 to 2028. We intend to seek renewal of all four contracts prior to, or upon, their expiration.

Based on remaining permitted capacity as of December 31, 2018, and projected annual disposal volumes, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements, is estimated to be approximately 26 years.  Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted.  We regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications.  We also monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek capacity expansion using a variety of factors.

We are currently seeking to expand permitted capacity at 14 of our landfills, for which we consider expansions to be probable.  Although we cannot be certain that all future expansions will be permitted as designed, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements is estimated to be approximately 29 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.

The following table reflects estimated landfill capacity and airspace changes, as measured in tons, for owned and operated landfills and landfills operated, but not owned, under life-of-site agreements (in thousands):

	2018			2017
	Permitted	Probable Expansion	Total	Permitted	Probable Expansion	Total
Balance, beginning of year	1,170,671	183,626	1,354,297	1,104,362	237,453	1,341,815
Acquired landfills	39,990	21,536	61,526	-	-	-
Divested landfills	-	-	-	(13,912)	(2,192)	(16,104)
Permits granted	32,997	(32,997)	-	102,648	(102,648)	-
Airspace consumed	(44,989)	-	(44,989)	(43,059)	-	(43,059)
Expansions initiated	-	-	-	-	74,762	74,762
Changes in engineering estimates	(8,125)	(762)	(8,887)	20,632	(23,749)	(3,117)
Balance, end of year	1,190,544	171,403	1,361,947	1,170,671	183,626	1,354,297

The estimated remaining operating lives for the landfills we own and landfills we operate under life-of-site agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2018, and December 31, 2017, are shown in the tables below.  The estimated remaining operating lives include assumptions that the operating permits are renewed.

	2018
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	4	6	19	26	9	17	81
Operated landfills under life-of-site agreements	-	1	-	4	1	2	8
	4	7	19	30	10	19	89

	2017
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	5	2	15	31	9	16	78
Operated landfills under life-of-site agreements	1	1	-	3	-	3	8
	6	3	15	34	9	19	86

The disposal tonnage that we received in 2018 and 2017 at all of our landfills is shown in the tables below (tons in thousands):

	Three months ended
	March 31, 2018		June 30, 2018		September 30, 2018		December 31, 2018		Twelve months ended
	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	December 31, 2018
Owned operational landfills and landfills operated under life-of-site agreements	88	9,910	89	11,386	89	12,091	89	11,602	44,989
Operated landfills	4	126	4	137	4	136	4	132	531
	92	10,036	93	11,523	93	12,227	93	11,734	45,520

	Three months ended
	March 31, 2017		June 30, 2017		September 30, 2017		December 31, 2017		Twelve months ended
	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	December 31, 2017
Owned operational landfills and landfills operated under life-of-site agreements	87	9,455	87	11,388	86	11,462	86	10,754	43,059
Operated landfills	6	127	6	140	6	135	4	125	527
	93	9,582	93	11,528	92	11,597	90	10,879	43,586

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

We have increased the amount of waste we transport by rail to our landfills and intend to further expand our intermodal business through cross-selling efforts with our solid waste services operations.  We believe that a significant amount of solid waste is transported currently by truck, rail and barge from primarily the Seattle-Tacoma and Metro Portland areas to remote landfills in Eastern Washington and Eastern Oregon.  We believe our ability to market both intermodal and disposal services will enable us to more effectively compete for these volumes.

Recycling Services

We offer residential, commercial, industrial and municipal customers recycling services for a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own or operate recycling operations and market other collected recyclable materials to third parties for processing before resale.  The majority of the recyclables we process for sale are paper products and are shipped to customers in the United States and other markets, including Asia.  Changes in end market demand as well as other factors can cause fluctuations in the prices for such commodities, which can affect revenue, operating income and cash flows.  We believe that recycling will continue to be an important component of local and state solid waste management plans due to the public’s increasing environmental awareness and expanding regulations that mandate or encourage recycling. That said, we also believe that the costs of processing recyclables, which have historically been subsidized by the sale of recycled commodities, need to be fully recognized. To that end, we have increased the fees that we charge at our recycling facilities to more fully reflect the processing costs associated with the separation of recyclables into marketable commodities. In some instances, we will look to pass the risk associated with the volatility of recycled commodity prices onto our customers.

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

COMPETITION

The North America MSW services industry is highly competitive and requires substantial labor and capital resources.  Our competition includes three national, publicly-held solid waste companies – Waste Management, Inc., Republic Services, Inc. and Advanced Disposal Services, Inc.; several regional, publicly held and privately owned companies; and several thousand small, local, privately owned companies, including independent waste brokers, some of which we believe have accumulated substantial goodwill in their markets.  We compete for collection, transfer and disposal volume based primarily on the price and, to a lesser extent, quality of our services. We also compete with operators of alternative disposal facilities, including incinerators, and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations.  Public sector operators may have financial and other advantages over us because of their access to user fees and similar charges, tax revenues, tax-exempt financing and the ability to flow-control waste streams to publicly owned disposal facilities.

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

Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets. We also compete in certain markets with publicly held and privately owned companies such as Waste Management, Inc., Republic Services, Inc., Clean Harbors, Inc., Secure Energy Services Inc., Nuverra Environmental Solutions, Trinity Environmental Services, LLC, Ecoserv, NRC Group Holdings, LLC, PetroWaste Environmental LLP, Tervita Corporation and others. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company. The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price.

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

The environmental legislation that affects us in Canada is administered by federal and provincial regulatory agencies, which have jurisdiction over certain aspects of our Canadian operations. The relevant Canadian federal environmental legislation that affects our operations is administered by federal departments such as Environment and Climate Change Canada. Provincial and local agencies and departments administer their own environmental legislation, such as the Ontario Ministry of the Environment, Conservation and Parks. In most instances in Canada, regulatory liability for environmental and health and safety matters is imposed without a requirement of intent on the part of the regulated entity, but is subject to a defense of due diligence.

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

Various laws impose clean-up or remediation liability on responsible parties, which are discussed in more detail below. Substances subject to clean-up liability have been or may have been disposed of or released on or under certain of our facility sites. At some of our facilities, we have conducted and continue to conduct monitoring or remediation of known soil and groundwater contamination and, as required, we will continue to perform such work. It is possible that monitoring or remediation could be required in the future at other facilities we own or operate or previously owned or operated. These monitoring and remediation efforts are usually overseen by environmental regulatory agencies. Further, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury or property damage allegedly caused by the release of regulated substances into the environment. In addition, from time to time, our intermodal services business undertakes the transport of hazardous materials. This transportation function is also regulated by various federal, state, provincial and potentially local agencies.

A number of major statutes and regulations apply to our operations, which are generally enforced by regulatory agencies. Typically, in the United States, federal statutes establish the general regulatory requirements governing our operations, but in many instances these programs are delegated to the states, which have independent and sometimes more strict regulation. In Canada, it is typically provincial statutes that establish the primary regulatory requirements governing our waste operations. Federal statutes in Canada govern certain aspects of waste management, including international and interprovincial transport of certain kinds of waste. Certain of these statutes in the United States and Canada contain provisions that authorize, under certain circumstances, lawsuits by private citizens to enforce certain statutory provisions. In addition to penalties, some of these statutes authorize an award of attorneys’ fees to parties that successfully bring such an action. Enforcement actions for a violation of these statutes or for a violation of or failure to have a permit, which is required by certain of these statutes, may include administrative, civil and criminal/regulatory penalties, as well as injunctive relief in some instances. In our ordinary course of business, we incur significant costs complying with these regulations and applicable standards.

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

Regarding the management and disposal of E&P waste, although E&P wastes may contain hazardous constituents, most E&P waste is exempt from stringent RCRA regulation as a hazardous waste. We are required to obtain permits for the land treatment and disposal of E&P waste as part of our operations. The construction, operation and closure of E&P waste land treatment and disposal operations are generally regulated at the state level. These regulations vary widely from state to state. None of our oilfield waste recycling, treatment and disposal facilities are currently permitted to accept hazardous wastes for disposal. Some wastes handled by us that currently are exempt from regulation as hazardous wastes may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes if changes in laws or regulations were to occur. If the RCRA E&P waste exemption is repealed or modified, we could become subject to more rigorous and costly operating and disposal requirements.

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

2.	The Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA

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

The primary waste laws regulating our business in Canada are imposed by the provinces. These include provincial laws that regulate waste management, including requirements to obtain permits and approvals, and regulations with respect to the operation of transfer stations and landfilling sites. Each provincial jurisdiction in Canada will have its own regulatory regime; however, the key requirements under these regimes are similar across Canada. For example, the Environmental Protection Act, or the EP Act, in Ontario and its underlying regulations regulate the generation, treatment, storage, handling, transportation and disposal of wastes in Ontario, among other things. The EP Act requires an approval or, in some cases, a registration, for the establishment, operation or alteration of a waste management system (which includes all facilities or equipment used in connection with waste) or a waste disposal site. The specific terms and conditions of an approval may impose emission limits, monitoring and reporting requirements, siting and operating criteria, financial assurance or insurance and decommissioning requirements. Certain landfilling sites are subject to more stringent regulatory requirements that can include detailed prescribed design standards, leachate collection systems, landfill gas management or collection systems and/or site closure plans including post-closure care requirements. The federal Canadian Environmental Protection Act, 1999 imposes requirements with respect to the interprovincial and international movement of hazardous wastes and hazardous recyclable material, which can affect the movement of wastes and recyclables to our Canadian facilities. The expansion or establishment of certain waste management projects, including waste treatment and landfilling sites, may also be subject to provincial or federal environmental assessment requirements.

A breach of laws or regulations governing our operations may result in suspension or revocation of necessary approvals and imposition of fines and penalties. Moreover, if we experience a delay in obtaining, are unable to obtain, or suffer the revocation of required approvals, we may be unable to serve our customers, our operations may be interrupted, and our growth and revenue may be limited.

4.	Canadian Contaminated Sites Legislation

There are provincial and federal laws in Canada that regulate spills and releases of substances into the environment and require the remediation of contaminated sites. Clean up of contaminated sites in connection with our business is primarily regulated by provincial environmental laws. Each province will have its own regulatory regime; however, the key requirements under these regimes are similar across Canada. For example, the EP Act in Ontario authorizes the agency to issue orders to responsible persons to undertake remedial or other corrective actions to investigate, monitor and remediate the discharge or presence of contaminants in the environment. These orders can generally be issued on a joint and several liability basis to persons who caused or permitted the discharge of a contaminant, persons who owned the discharged substance, as well as current and past owners of lands or the source of the contamination and persons who have or have had charge, management or control over lands or the source of the contamination. The costs to comply with an order can be very substantial. Some provincial jurisdictions provide a statutory right to compensation from the owner or person in control of a substance that is discharged into the environment to any person who suffers loss as a result. The federal government has also enacted laws that regulate the release of certain substances into the environment. We handle many contaminants and pollutants in the course of our ordinary operations and, as a result, may be liable under provincial and federal statutes for all or part of required clean-up costs if substances have been released into the environment. Under such laws, we could be required to remove previously disposed substances and wastes (including substances disposed of or released by prior owners or operators) or remediate contaminated property (including soil and groundwater contamination, whether from prior owners or operators or other historic activities or spills).

B.	Wastewater/Stormwater Discharge

1.	The Federal Water Pollution Control Act of 1972, or the Clean Water Act

The Clean Water Act regulates the discharge of pollutants from a variety of sources, including, without limitation, solid waste disposal sites, transfer stations and oilfield waste facilities into Waters of the United States, or WOTUS, including surface and potentially ground waters. Under the Clean Water Act, sites or facilities that discharge pollutants to waters of the United States must have a permit authorizing that discharge. If run-off or other contaminants from our owned or operated transfer stations or oilfield waste facilities, or run-off, collected leachate or other contaminants from our owned or operated landfills or other facilities is discharged into streams, rivers or other regulated waters, the Clean Water Act would require a discharge permit, typically containing requirements to conduct monitoring and, under certain circumstances, to treat and reduce the quantity of pollutants in such discharge. Further, if a landfill or other facility discharges wastewater through a treatment works, it may be required to comply with additional permitting and other specific requirements. Also, virtually all landfills are required to comply with the EPA’s storm water regulations, which are designed to prevent the introduction of contaminated storm water run-off into United States’ waters.

At this time, the ultimate regulatory test for defining WOTUS is unclear, and the determination therefor will be based upon the outcome of regulatory promulgations and associated litigation which are currently pending. The manner in which WOTUS is defined could affect our operations by potentially increasing or modifying regulatory requirements governing our discharges. In 2015, the Clean Water Rule was promulgated, which would expand federal control over many U.S. water resources by broadening the definition of WOTUS, thereby potentially classifying a larger range of water resource types as jurisdictional under the Clean Water Act. Since promulgation of the 2015 Clean Water Rule, the EPA and the Army Corps of Engineers, or the Corps, have sought to rescind it and to promulgate a revised definition of WOTUS that would establish federal jurisdiction more narrowly, thereby reducing the scope of Clean Water Act applicability. To that end, on December 11, 2018, the EPA and the Corps proposed a rule to redefine WOTUS (the “2018 Proposed WOTUS Rule”). At this time, due to a patchwork of court rulings, the 2015 Clean Water Rule is effective in some states, while the agencies’ decision to delay implementation of the rule is effective in other states. If finalized, the 2018 Proposed WOTUS Rule would apply nationwide, replacing the national patchwork of WOTUS applicability. Additionally, if finalized, it is possible that the 2018 Proposed WOTUS Rule will be challenged. The scope of the WOTUS definition will likely remain fluid until a final regulatory determination is made and subsequent litigation, if any, is finalized. In the interim, our costs to comply with the Clean Water Act may increase as we seek to operate under various regulatory determinations.

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

Our United States E&P underground injection operations are subject to the SDWA, as well as analogous state laws and regulations. Under the SDWA, the EPA established the underground injection control, or UIC, program, which includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. Certain state regulations require us to obtain permits from the applicable regulatory agencies to operate our underground injection wells. Leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of our UIC permit, fines and penalties, the incurrence of expenditures for remediation of the affected resource and potential liability to third parties for property damages. In July 2018, the EPA partnered with New Mexico to assess alternatives to immediate disposal of E&P wastewater by reusing it and/or treating it for reintroduction into the hydrologic cycle, as well as potential regulations related thereto. If regulations requiring reuse or treatment are developed and implemented on a broad scale, it may increase our compliance costs or reduce the volume of E&P wastes that may be disposed of via underground injection.

3.	Canadian Water Protection Legislation

There is legislation in Canada at both the federal and provincial levels that protects water quality and regulates the discharge of substances into the aquatic environment. Federal water pollution control authority is derived primarily from the Fisheries Act, which contains provisions for the protection of water quality and fish habitat. This includes a general prohibition on the deposit of any deleterious substances into water that is frequented by fish, unless otherwise authorized. There is legislation in each provincial jurisdiction that also protects water sources and regulates water pollution, and generally requires an approval or permit for a discharge of any effluent, including in some cases stormwater, into a water body. For example, in Ontario, the Ontario Water Resources Act, or OWRA, prohibits the discharge of material of any kind into any water that may impair the quality of the water. The OWRA requires that an approval be obtained for the use and operation of certain sewage and stormwater works. Such approvals typically contain monitoring requirements and impose restrictions on effluent characteristics. Other provinces in Canada have similar regimes for the protection of water. If run-off or other contaminants from our landfills, transfer stations or other waste facilities is discharged or migrates into waters and causes impairment, we could face significant liability under provincial and federal laws.

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

In addition to permitting, the CAA imposes other regulatory obligations, including, in some instances, performance standards on operations and equipment. The EPA has issued what are known as new source performance standards, or NSPS, and emissions guidelines, which impose requirements regarding control of landfill gases from new and existing large landfills. The EPA has also issued regulations imposing maximum achievable control technology, or MACT, on large MSW landfills. The MACT standards impose limits on landfill emissions and often require installation of landfill gas collection system tanks. Additional or more stringent regulations of our facilities may occur in the future, which could increase operating costs or impose additional compliance burdens. On August 29, 2016, the EPA issued “Subpart XXX” that applies to MSW landfills constructed, modified or reconstructed after July 17, 2014. Subpart XXX reduces the non-methane organic compounds, or NMOC, emissions threshold at which MSW landfills must install emission controls, requires monitoring surface emissions of methane, monitoring of temperature and pressure at the well head of landfill gas collection systems and imposes other requirements. Further, the EPA promulgated “Guidelines” on August 29, 2016, known as Subpart Cf, which require states to implement similar requirements on existing landfills that are not subject to NSPS Subpart XXX. Subpart Cf updates existing Emission Guidelines and Compliance Times for existing MSW landfills. The Subpart Cf Guidelines apply to landfills that accepted waste after November 8, 1987 and commenced construction or modification on or before July 17, 2014. Subpart XXX and Subpart Cf are intended to result in the reduction of landfill gas emissions, including methane, by lowering the thresholds where an MSW landfill must install a gas collection and control system. Subpart Cf will ultimately affect existing sources that are not affected by Subpart XXX. In October 2018, the EPA proposed a rule to delay implementation of the Guidelines, and has indicated that it is reconsidering certain portions thereof. Regardless of whether or how EPA will implement and/or amend Subpart XXX and Subpart Cf, compliance with these regulatory requirements could result in significant additional compliance costs, which we will incur in our ordinary course of business. In addition, state air regulatory requirements may impose additional restrictions beyond federal requirements, which could also result in compliance costs. For example, some state air programs uniquely regulate odor and the emission of certain specific toxic air pollutants.

The EPA recently modified, or is in the process of modifying, other standards promulgated under the CAA in a manner which could increase our compliance costs. For example, the EPA has recently modified or discussed modifying national ambient air quality standards applicable to particulate matter, carbon monoxide and oxides of sulfur and nitrogen, ozone and other standards to make them more stringent. It is possible these additional regulations could result in additional capital or operating expenditures. We do not believe, however, they will have a material adverse effect on our business as a whole. Further, our customers’ operations may be subject to existing and future CAA permitting and regulatory requirements that could have a material effect on their operations, which could have an adverse effect on our business.

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

E.	Additional Regulatory Considerations

We also review regulatory developments that may affect our business, including, among others, those described below.

1.	State, Provincial and Local Regulation

In addition to the federal statutes regulating our operations, each state where we operate or may operate in the future has laws and regulations governing the management, generation, storage, treatment, handling, transportation, and disposal of solid waste, E&P waste, occupational safety and health, water and air pollution and, in most cases, the siting, design, operation, maintenance, corrective action, closure and post-closure maintenance of landfills and transfer stations. Further, many municipalities have enacted or could enact ordinances, local laws and regulations affecting our operations, including zoning and health measures that limit solid waste management activities to specified sites or activities. Other jurisdictions have enacted “fitness” rules focusing on companywide and overall corporate compliance history in making permitting decisions. In addition, certain jurisdictions have enacted flow control provisions that direct or restrict the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and bidding for such franchises and bans or other restrictions on the movement of solid wastes into a municipality. Specific state and local permits for our operations may be required and may be subject to periodic renewal, modification or revocation by the issuing agencies. There has also been an increasing trend at the state, provincial and local levels to mandate and encourage waste reduction at the source and recycling, and to prohibit or restrict landfill disposal of certain types of solid wastes, such as food waste, yard waste, leaves, tires, electronic equipment waste, painted wood and other construction and demolition debris. The enactment of laws or regulations reducing the volume and types of wastes available for transport to and disposal in landfills could prevent us from operating our facilities at their full capacity.

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

In June 2016, the EPA promulgated a rule prohibiting discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly-owned treatment works, or POTWs. Further, the EPA promulgated regulations known as Reg. OOOO and Reg. OOOOa, which, among other things, require control of methane and VOC emissions related to certain well completions and certain tankage and equipment. Certain provisions of Reg. OOOOa are currently the subject of litigation. In June 2017, the EPA proposed a two-year stay of portions of the rules and in October 2018, the EPA proposed revisions to Reg. OOOOa. Regardless of the stay and potential regulatory revisions, it is possible that these rules will continue to require oil and gas operators to expend material sums, which may reduce our customers’ E&P activities and could have an adverse impact on our business. Additionally, several states have adopted or proposed laws and regulations analogous to the federal rules that would remain in effect regardless of the outcome of any federal stay or litigation. Further, several states in which we conduct business require oil and natural gas operators to disclose information concerning their operations, which could result in increased public scrutiny.

The EPA has contemplated additional rule making. In May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking, or ANPR, under the Toxic Substances Control Act, or TSCA, seeking comment on whether and how the EPA should regulate the reporting or disclosure of the use of hydraulic fracturing chemical substances and mixtures and their constituents. Several states have already implemented such requirements. Additionally, in December 2016, the EPA released a study on the environmental impacts of hydraulic fracturing on drinking water. In that study, the EPA found evidence that hydraulic fracturing activity can impact drinking water resources under some circumstances, but data gaps limited the EPA’s ability to fully assess the matter. The EPA also published in May 2018 a detailed study of centralized waste treatment, or CWT, facilities accepting oil and gas extraction wastewater. The study assessed the regulatory status of CWTs, characteristics of wastewaters discharged from them, available treatment technologies and associated costs. The impact of rules that the EPA is contemplating, has proposed or has recently promulgated will be uncertain until the rules are finalized and fully implemented.

If the EPA’s newly promulgated or proposed rules, or other new federal, state or local laws, regulations or policies restricting hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities and make it more difficult or costly for our customers to perform hydraulic fracturing. Any such regulations limiting, prohibiting or imposing operational requirements on hydraulic fracturing could reduce oil and natural gas E&P activities by our customers and, therefore, adversely affect our business. Such laws or regulations could also materially increase our costs of compliance.

3.	Disposal of Drilling Fluids

Certain of our facilities accept drilling fluids and other E&P wastes for disposal via underground injection. The disposal of drilling fluids is generally regulated at the state level, and claims, including some regulatory actions, have been brought against some owners or operators of these types of facilities for nuisance, seismic disturbances and other claims in relation to the operation of underground injection facilities. To date, our facilities have not been subject to any such litigation, but could be in the future.

4.	Climate Change Laws and Regulations

Generally, the promulgation of climate change laws or regulations restricting or regulating greenhouse gas, or GHG, emissions could increase our costs to operate. The EPA’s current and proposed regulation of GHG emissions may adversely impact our operations. In 2009, the EPA made an endangerment finding allowing GHGs to be regulated under the CAA. The CAA requires stationary sources of air pollution to obtain New Source Review, or NSR, permits prior to construction and, in some cases, Title V operating permits. Pursuant to the EPA’s rulemakings and interpretations, certain Title V and NSR Prevention of Significant Deterioration, or PSD, permits issued on or after January 2, 2011, must address GHG emissions. As a result, new or modified emissions sources may be required to install Best Available Control Technology to limit GHG emissions. The EPA’s recently adopted Subpart XXX also requires the reduction of GHG emissions from new or modified landfills, and the Guidelines, known as Subpart Cf, published by the EPA in August 2016, will require the reduction of GHG emissions from existing landfills, although the EPA has delayed implementation of, and is reconsidering portions of, these regulations, as detailed above. In addition, the EPA’s Mandatory Greenhouse Gas Reporting Rule sets monitoring, recordkeeping and reporting requirements applicable to certain landfills and other entities.

In June 2018, the Canadian federal government enacted the Greenhouse Gas Pollution Pricing Act, which establishes a national carbon-pricing regime for the beginning of 2019 for provinces and territories in Canada where there is no provincial system in place already or where the provincial system does not meet the federal benchmark. Often referred to as the federal backstop, the new federal carbon-pricing regime consists of a carbon levy that will be applied to fossil fuels and an output-based pricing system (“OBPS”) that will be applied to certain industrial facilities with reported emissions of 50,000 tonnes of carbon dioxide equivalent (“CO2e”) or more per year. The carbon levy will apply to prescribed liquid, gaseous, and solid fuels at a rate that is equivalent to $10 per tonne of CO2e in 2018, increasing annually, until it reaches $50 per tonne of CO2e by 2022.

Certain states and several Canadian provinces have promulgated legislation and regulations to limit GHG emissions through requirements of specific controls, carbon levies, cap and trade programs or other measures. Comprehensive GHG legislation or regulation, including carbon pricing, will affect not only our business, but also that of our customers.

Heightened regulation of our customers’ operations could also adversely affect our business. The regulation of GHG emissions from oil and gas E&P operations may increase the costs to our customers of developing and producing hydrocarbons and, as a result, may have an indirect and adverse effect on the amount of E&P waste delivered to our facilities. On June 3, 2016, the EPA promulgated NSPS Subpart OOOOa, which in conjunction with NSPS Subpart OOOO sets methane and VOC requirements for certain new and modified sources, including hydraulically fractured oil wells, certain tankage and equipment. Although the EPA has delayed implementation of, and is reconsidering portions of, these regulations, they will continue to require, in some instances, additional emissions controls and increased capital costs for our customers, which could reduce their E&P activities, and subsequently negatively impact our business operations. As discussed above, certain states have enacted rules analogous to the federal rules.

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

Pursuant to the Energy Independence and Security Act of 2007, the EPA promulgated the Renewable Fuel Standards, or RFS, which require refiners to either blend “renewable fuels,” such as ethanol and biodiesel, into their transportation fuels or to purchase renewable fuel credits, known as renewable identification numbers, or RINs, in lieu of blending. In some cases, landfill gas generated at our landfills in the United States qualifies as a renewable fuel for which RINs are available. Such RINs can be sold by the Company. The price of RINs has been extremely volatile and the value of RINs is dependent upon a variety of factors. The EPA annually establishes the renewable fuel volumes required under the RFS for the following year. Reductions or limitations on the requirement to blend renewable fuel would likely reduce the volume of RINs purchased to meet the RFS blending requirements. Further, there have been proposals to revise, and in some instances limit, the RFS program in the United States. For example, bills introduced in the House of Representatives included the Restoring Our Commitment to Renewable Fuels Act of 2018 (September 2018), which sought to reallocate renewable fuel obligations, and the Renewable Fuel Standard Elimination Act (March 2017), which would repeal the renewable fuel program. Various parties have also sought for the executive branch to revise the RFS. In March 2018, legislators and stakeholders met with President Donald Trump to propose RFS reforms, which in some instances would have eliminated RFS. Similarly, during an April 2018 hearing before the House Energy and Commerce Subcommittee, then-EPA Administrator Scott Pruitt expressed interest on behalf of the EPA in working with Congress to reform the RFS. Limiting or eliminating the RFS could have the effect of reducing or eliminating the volume of RINs required to meet blending requirements, which could adversely affect the demand for RINS and accordingly the revenue stream we have historically derived from the sale of RINs.

In Canada, the Renewable Fuels Regulations under the Canadian Environmental Protection Act, 1999 require producers and importers of gasoline, diesel fuel and heating distillate to acquire a certain number of renewable fuel compliance units, or Compliance Units, in connection with the volumes of fuel they produce or import. Compliance Units can be generated in a number of ways, including through the blending of renewable fuel into liquid petroleum fuels. In some cases, landfill gas generated at our landfills in Canada qualifies as a renewable fuel that can be sold by our Company to blenders or refiners for the purpose of creating Compliance Units. Certain provincial jurisdictions in Canada also impose obligations to incorporate renewable fuels into fuels that are distributed within the jurisdiction. The price for our renewable fuel in Canada is dependent on a variety of factors, including demand. The Canadian federal government released details on a proposed new clean fuel regulatory framework at the end of 2017 called the “Clean Fuel Standard”. The proposed framework would impose lifecycle carbon intensity requirements on certain liquid, gaseous and solid fuels that are used in transportation, industry and buildings, and establish rules relating to the trading of compliance credits. The carbon intensity requirements would become more stringent over time. Carbon intensity would be differentiated between different types of renewable fuels to reflect the associated emissions reduction potential. Regulated parties, which may include fuel producers and importers, would have some flexibility with respect to how to achieve lower carbon fuels in Canada. The Canadian federal government has indicated that over time, the new Clean Fuel Standard would replace the current Renewable Fuels Regulations. Since January 2017, the Canadian federal government has been conducting public consultation on the proposed framework with final regulations anticipated in 2020 and 2021. At this time, we do not know how a new clean fuel regulatory framework in Canada could impact demand for our renewable fuel.

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

Numerous provincial jurisdictions in Canada have promulgated EPR and related waste diversion legislation and other programs that mandate or encourage recycling and waste reduction and restrict the landfill disposal of certain types of waste. The enactment of new and more stringent regulations reducing the types or volumes of wastes available for disposal in landfills could impact our future operations.

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

Insurance

We maintain an insurance program for automobile liability, general liability, employer’s liability claims, environmental liability, cyber liability, employment practices liability and directors’ and officers’ liability as well as for employee group health insurance, property and workers’ compensation.  Our loss exposure for insurance claims is generally limited to per incident deductibles or self-insured retentions.  Losses in excess of deductible or self-insured retention levels are insured subject to policy limits.

Under our current company-wide insurance program, we carry per incident deductibles or self-insured retentions ranging from $100,000 to $1 million for cyber liability and directors’ and officers’ liability claims.  Additionally, we have umbrella policies with insurance companies for automobile liability, general liability and employer’s liability.  Our property insurance limits are in accordance with the replacement values of the insured property.  From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under our liability insurance policies.

Under our current insurance program for our U.S. operations, we carry per incident deductibles or self-insured retentions ranging from $250,000 to $2 million for automobile liability claims, workers’ compensation and employer’s liability claims, general liability claims, employee group health insurance and employment practices liability, environmental liability, and for most property claims, subject to certain additional terms and conditions.  Since workers’ compensation is a statutory coverage limited by the various state jurisdictions, the umbrella coverage is not applicable.  Our environmental protection insurance policy covers all owned or operated landfills, certain transfer stations and other facilities, subject to the policy terms and conditions.  Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage.  Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Under our current insurance program for our Canadian operations, we carry per incident deductibles or self-insured retentions ranging from $100,000 to $750,000 for automobile liability claims, property claims and environmental liability.  Since workers’ compensation is a provincial coverage limited by the various province jurisdictions, the umbrella coverage is not applicable.  Employees are eligible to receive health coverage under Canada's public health care system and, in addition, most employees of our Canadian operations are eligible to participate in group medical and drug coverage plans sponsored by us.  Our environmental protection insurance policy covers all owned or operated landfills, certain transfer stations and other facilities, subject to the policy terms and conditions.  Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage.  Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Financial Surety Bonds

We use financial surety bonds for a variety of corporate guarantees.  The financial surety bonds are primarily used for guaranteeing municipal contract performance and providing financial assurances to meet asset closure and retirement requirements under certain environmental regulations.  In addition to surety bonds, such guarantees and obligations may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted cash and investment deposits. At December 31, 2018 and 2017, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $619.8 million and $609.6 million, respectively, to secure our asset closure and retirement requirements and $357.8 million and $281.5 million, respectively, to secure performance under collection contracts and landfill operating agreements.

We source financial surety bonds from a variety of third-party insurance and surety companies, including a company in which we own a 9.9% interest that, among other activities, issues financial surety bonds to secure landfill final capping, closure and post-closure obligations for companies operating in the solid waste sector.

EMPLOYEES

At December 31, 2018, we had 16,356 employees, of which 3,096, or approximately 18.9% of our workforce, were employed under collective bargaining agreements. The majority of our collective bargaining agreements are with the Teamsters Union in both the U.S. and Canada.  These collective bargaining agreements are renegotiated periodically.  We have 30 collective bargaining agreements covering 1,571 employees that have expired or are set to expire during 2019.  We do not expect any significant disruption in our overall business in 2019 as a result of labor negotiations, employee strikes or organizational efforts by labor unions or their representatives.

SEASONALITY

We expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters.  This seasonality reflects (a) the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in Canada and the U.S., and (b) reduced E&P activity during harsh weather conditions, with expected fluctuation due to such seasonality between our highest and lowest quarters of approximately 12%.  In addition, some of our operating costs may be higher in the winter months.  Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs.  Greater precipitation in the winter increases the weight of collected MSW, resulting in higher disposal costs, which are calculated on a per ton basis.

EXECUTIVE OFFICERS OF THE REGISTRANT

For purposes of this section, references to “WCI” shall mean Old Waste Connections prior to June 1, 2016 and New Waste Connections on and after June 1, 2016. The following table sets forth certain information concerning our executive officers as of February 1, 2019:

NAME	AGE	POSITIONS
Ronald J. Mittelstaedt (1)	55	Chief Executive Officer and Chairman
Worthing F. Jackman	54	President
Darrell W. Chambliss	54	Executive Vice President and Chief Operating Officer
Matthew S. Black	46	Senior Vice President and Chief Tax Officer
David G. Eddie	49	Senior Vice President and Chief Accounting Officer
David M. Hall	61	Senior Vice President – Sales and Marketing
Eric O. Hansen	53	Senior Vice President – Chief Information Officer
James M. Little	57	Senior Vice President – Engineering and Disposal
Patrick J. Shea	48	Senior Vice President, General Counsel and Secretary
Mary Anne Whitney	55	Senior Vice President and Chief Financial Officer
Robert M. Cloninger	46	Vice President, Deputy General Counsel and Assistant Secretary
Keith P. Gordon	55	Vice President – Information Systems
Michelle L. Little	45	Vice President – Accounting
Shawn W. Mandel	52	Vice President – Safety and Risk Management
Susan R. Netherton	49	Vice President – People, Training and Development
Scott I. Schreiber	62	Vice President – Equipment and Operations Support
Gregory Thibodeaux	52	Vice President – Maintenance and Fleet Management
Colin G. Wittke	56	Vice President – Sales
Richard K. Wojahn	61	Vice President – Business Development

(1)	Member of the Executive Committee of the Board of Directors.

Ronald J. Mittelstaedt has served as Chief Executive Officer and a director of WCI since its formation in 1997, and was elected Chairman in January 1998. Mr. Mittelstaedt also served as President of WCI from its formation through August 2004. Mr. Mittelstaedt has more than 30 years of experience in the solid waste industry. Mr. Mittelstaedt serves as a director of SkyWest, Inc. Mr. Mittelstaedt holds a B.A. degree in Business Economics with a finance emphasis from the University of California at Santa Barbara.

Worthing F. Jackman has been President of WCI since July 1, 2018. From September 2004 to that date, Mr. Jackman served as Executive Vice President and Chief Financial Officer of WCI. From April 2003 to September 2004, Mr. Jackman served as Vice President – Finance and Investor Relations of WCI. Mr. Jackman held various investment banking positions with Alex. Brown & Sons, now Deutsche Bank Securities, Inc., from 1991 through 2003, including most recently as a Managing Director within the Global Industrial & Environmental Services Group. In that capacity, he provided capital markets and strategic advisory services to companies in a variety of sectors, including solid waste services. Mr. Jackman serves as a director of Quanta Services, Inc. He holds a B.S. degree in Finance from Syracuse University and an M.B.A. from the Harvard Business School.

Darrell W. Chambliss has been Executive Vice President and Chief Operating Officer of WCI since October 2003. From October 1, 1997 to that date, Mr. Chambliss served as Executive Vice President – Operations of WCI. Mr. Chambliss has more than 28 years of experience in the solid waste industry. Mr. Chambliss holds a B.S. degree in Business Administration from the University of Arkansas.

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

David M. Hall has been Senior Vice President – Sales and Marketing of WCI since October 2005. From August 1998 to that date, Mr. Hall served as Vice President – Business Development of WCI. Mr. Hall has more than 31 years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. Mr. Hall received a B.S. degree in Management and Marketing from Missouri State University.

Eric O. Hansen has been Senior Vice President – Chief Information Officer of WCI since February 1, 2019. From July 2004 to that date, Mr. Hansen served as Vice President – Chief Information Officer of WCI. From January 2001 to July 2004, Mr. Hansen served as Vice President – Information Technology of WCI. From April 1998 to December 2000, Mr. Hansen served as Director of Management Information Systems of WCI. Mr. Hansen holds a B.S. degree from Portland State University.

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

Mary Anne Whitney has been Senior Vice President and Chief Financial Officer of WCI since July 1, 2018. From February 2018 to that date, Ms. Whitney served as Senior Vice President – Finance of WCI. From March 2012 to February 2018, Ms. Whitney served as Vice President – Finance of WCI. From November 2006 to March 2012, Ms. Whitney served as Director of Finance of WCI. Ms. Whitney held various finance positions for Wheelabrator Technologies from 1990 to 2001. Ms. Whitney holds a B.A. degree in Economics from Georgetown University and an M.B.A. in Finance from New York University Stern School of Business.

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

Scott I. Schreiber has been Vice President – Equipment and Operations Support of WCI since the completion of the Progressive Waste acquisition on June 1, 2016. From February 2009 to that date, Mr. Schreiber served as Vice President – Disposal Operations of WCI. From October 1998 to February 2009, he served as Director of Landfill Operations of WCI. Mr. Schreiber has more than 38 years of experience in the solid waste industry. From September 1993 to September 1998, Mr. Schreiber served as corporate Director of Landfill Development and corporate Director of Environmental Compliance for Allied Waste Industries, Inc. From August 1988 to September 1993, Mr. Schreiber served as Regional Engineer (Continental Region) and corporate Director of Landfill Development for Laidlaw Waste Systems Inc. From June 1979 to August 1988, Mr. Schreiber held several managerial and technical positions in the solid waste and environmental industry. Mr. Schreiber holds a B.S. degree in Chemistry from the University of Wisconsin at Parkside.

Gregory Thibodeaux has been Vice President – Maintenance and Fleet Management of WCI since January 2011. From January 2000 to that date, Mr. Thibodeaux served as Director of Maintenance of WCI. Mr. Thibodeaux has more than 32 years of experience in the solid waste industry having held various management positions with Browning Ferris Industries, Sanifill, and USA Waste Services, Inc. Before coming to WCI, Mr. Thibodeaux served as corporate Director of Maintenance for Texas Disposal Systems.

Colin G. Wittke has been Vice President – Sales of WCI since the completion of the Progressive Waste acquisition on June 1, 2016. From June 2011 to that date, he served as Vice President, Sales and Marketing of Progressive Waste Solutions Ltd. Prior to that time, Mr. Wittke held various roles with Waste Management, Inc. for 19 years, including the position of Vice President, Sales and Customer Service. He has more than 30 years of experience in the solid waste industry. Mr. Wittke holds a BSc in Finance (cum laude) from Biola University in La Mirada, California.

Richard K. Wojahn has been Vice President – Business Development of WCI since February 2009. From September 2005 to that date, Mr. Wojahn served as Director of Business Development of WCI. Mr. Wojahn served as Vice President of Operations for Mountain Jack Environmental Services, Inc. (which was acquired by WCI in September 2005) from January 2004 to September 2005. Mr. Wojahn has more than 37 years of experience in the solid waste industry having held various management positions with Waste Management, Inc. and Allied Waste Industries, Inc. Mr. Wojahn attended Western Illinois University.

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

Other companies have adopted or may in the future adopt our strategy of acquiring and consolidating regional and local businesses, and they may be willing to accept terms and conditions or valuations that we deem inappropriate. To the extent that competition increases, it may become uneconomical for us to make further acquisitions or we may be unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that we consider appropriate, particularly in markets we do not already serve.

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

We seek price increases necessary to offset increased costs, to improve operating margins and to obtain adequate returns on our deployed capital.  Contractual, general economic, competitive or market-specific conditions may limit our ability to raise prices.  As a result of these factors, we may be unable to offset increases in costs, improve operating margins and obtain adequate investment returns through price increases.  We may also lose customers to lower-price competitors, and new competitors may enter our markets as we raise prices.

We may lose contracts through competitive bidding, early termination or governmental action.

We derive a significant portion of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and certificates issued by Washington State known as G Certificates.  Many franchise agreements and municipal contracts are for a specified term and are, or will be, subject to competitive bidding in the future.  For example, we have approximately 374 contracts, representing approximately 3.0% of our annual revenues, which are set for expiration or automatic renewal on or before December 31, 2019. Although we intend to bid on existing contracts subject to competitive bidding in the future and additional municipal contracts and franchise agreements, we may not be the successful bidder, or we may need to lower our price in order to retain the contract.  In addition, some of our customers, including municipalities, may terminate their contracts with us before the end of the terms of those contracts.  Similar risks may affect our contracts to operate municipally-owned assets, such as landfills.

Governmental action may also affect our exclusive arrangements.  Municipalities may annex unincorporated areas within counties where we provide collection services.  As a result, our customers in annexed areas may be required to obtain services from competitors that have been previously franchised by the annexing municipalities to provide those services.  For example, municipalities in the State of Washington may, by law, annex any unincorporated territory, which could remove such territory from an area covered by a G Certificate issued to us by the Washington Utilities and Transportation Commission, or WUTC.  Such occurrences could subject more of our Washington operations to competitive bidding.  Moreover, legislative action could amend or repeal the laws governing WUTC regulation, which could eliminate or diminish service exclusivity, subjecting more areas to competitive bidding and/or overlapping service.  In addition, municipalities in which we provide services on a competitive basis may elect to franchise those services to other service providers.  Unless we are awarded franchises by these municipalities, we will lose customers.  Municipalities may also decide to provide services to their residents themselves, on an optional or mandatory basis, causing us to lose customers.  If we are not able to replace revenues from contracts lost through competitive bidding or early termination or from the renegotiation of existing contracts with other revenues within a reasonable time, our revenues could decline.

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

Increases in labor costs and limitations on labor availability could impact our financial results.

Labor is one of our highest costs and relatively small increases in labor costs per employee could materially affect our cost structure.  We compete with other businesses in our markets for qualified employees and the labor supply is sometimes tight in our markets, which can drive higher turnover and increase the time it takes to fill job openings.  In our E&P waste business, for example, we are exposed to the cyclical variations in demand that are particular to the development and production of oil and natural gas. A shortage of qualified employees in solid waste or E&P would require us to incur additional costs related to wages and benefits, to hire more expensive temporary employees or to contract for services with more expensive third-party vendors. In addition, higher turnover can result in increased costs associated with recruiting and training; it can also impact operating costs, including maintenance and risk.

Increases in capital expenditures could impact our financial results.

Increases in fleet, equipment and landfill construction costs due to the imposition of tariffs on steel and other items, as well as other cost pressures, could result in capital expenditures being higher than anticipated. In addition, acquisitions and new contracts may increase capital expenditures. This could impact our ability to generate free cash flow in line with our expectations.

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

Based on historic trends, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and lower in the fourth quarter than in the second and third quarters.  We expect the fluctuation in our revenues between our highest and lowest quarters to be approximately 12%.  This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during the winter months in Canada and the U.S., and reduced E&P activity during harsh weather conditions.  Conversely, mild winter weather conditions may reduce demand for oil and natural gas, which may cause our customers to curtail their drilling programs, which could result in production of lower volumes of E&P waste.

Adverse winter weather conditions, including severe storms or extended periods of inclement weather, slow waste collection activities, resulting in higher labor and operational costs.  Greater precipitation in the winter increases the weight of collected solid waste, resulting in higher disposal costs, which are calculated on a per ton basis.  Certain weather conditions, including severe storms, may result in temporary suspension of our operations, which can significantly impact the operating results of the affected areas. Conversely, weather-related occurrences and other “event-driven” waste projects can boost revenues through heavier weight loads or additional work for a limited time. These factors impact period-to-period comparisons of financial results, and our share price may be negatively affected by these variations.

Our results will be affected by changes in recycled commodity prices and quantities.

We provide recycling services to some of our customers.  The majority of the recyclables we process for sale are paper products that are shipped to customers in the United States and other markets, including Asia.  The sale prices of and the demand for recyclable commodities, particularly paper products, are frequently volatile and when they decline, our revenues, operating results and cash flows will be affected.  In 2017, the Chinese government announced a ban on certain materials, including mixed waste paper and mixed plastics, effective January 1, 2018, as well as extremely restrictive quality requirements effective March 1, 2018 that are difficult for the industry to achieve. Single stream MRFs process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, which results in increased processing and residual disposal costs to achieve quality standards. Also in 2017, the Chinese government began to limit the flow of material into the country by restricting the issuance of required import licenses, and this practice continued in 2018.

The new quality standards imposed by China and the restrictions on import licenses have made the sale of recycled commodities more difficult and have resulted in lower prices for such commodities, higher operating costs or additional capital expenditures in order to meet the requirements. As a result, we have increased the fees that we charge customers at our recycling facilities in order to recover the higher processing costs for recyclables. This may result in lower recycled commodity volumes at our MRFs, as customers may elect to pursue cheaper alternatives for processing or disposal.  Any such reduction could impact revenues, operating results and cash flow. Some of our recycling operations offer rebates to customers based on the market prices of commodities we buy to process for resale.  Therefore, if we recognize increased revenues resulting from higher prices for recyclable commodities, the rebates we pay to suppliers will also increase, which also may impact our operating results.

Our results will be affected by changes in the value of renewable fuels.

Variations in the price of methane gas and other energy-related products that are marketed and sold by our landfill gas recovery operations affect our results. Pursuant to the Energy Independence and Security Act of 2007, the United States EPA has promulgated the Renewable Fuel Standards, or RFS, which require refiners to either blend "renewable fuels," such as ethanol and biodiesel, into their transportation fuels or to purchase renewable fuel credits, known as renewable identification numbers, or RINs, in lieu of blending. In some cases, landfill gas generated at our landfills qualifies as a renewable fuel for which RINs are available. The price of RINs has been extremely volatile and is dependent upon a variety of factors, including potential legislative changes, the availability of RINs for purchase, the demand for RINs, which is dependent on transportation fuel production levels, the mix of the petroleum business' petroleum products and fuel blending performed at the refineries and downstream terminals, all of which can vary significantly from period to period. In July 2017, the EPA proposed certain reductions in the statutory volume targets for advanced biofuel and total renewable fuel for 2018, and requested comment on further reductions based on various considerations. On November 30, 2017, the EPA promulgated its 2018 RFS, which included renewable fuel obligations, or RVOs, that were very similar to the Agency’s original proposed mandates released in July 2017.  In establishing the 2018 RVOs, the EPA exercised its waiver authority to lower the volume requirements for cellulosic and advanced biofuel below the levels that Congress established when it first enacted the RFS in 2007. On November 30, 2018, the EPA released a final rule to set 2019 RVOs under the RFS, which includes increases to the requirement for biofuels in 2019. Any reductions or limitations on the requirement to blend renewable fuel would likely reduce the volume of RINs.

In Canada, the Renewable Fuels Regulations under the Canadian Environmental Protection Act, 1999 require producers and importers of gasoline, diesel fuel and heating distillate to acquire a certain number of renewable fuel compliance units, or Compliance Units, in connection with the volumes of fuel they produce or import. Compliance Units can be generated in a number of ways, including through the blending of renewable fuel into liquid petroleum fuels. In some cases, landfill gas generated at our landfills in Canada qualifies as a renewable fuel that can be sold by our Company to blenders or refiners for the purpose of creating Compliance Units. Certain provincial jurisdictions in Canada also impose obligations to incorporate renewable fuels into fuels that are distributed within the jurisdiction. The price for our renewable fuel in Canada is dependent on a variety of factors, including demand. The Canadian federal government released details on a proposed new clean fuel regulatory framework at the end of 2017 called the “Clean Fuel Standard.” The proposed framework would impose lifecycle carbon intensity requirements on certain liquid, gaseous and solid fuels that are used in transportation, industry and buildings, and establish rules relating to the trading of compliance credits. The carbon intensity requirements would become more stringent over time. Carbon intensity would be differentiated between different types of renewable fuels to reflect the associated emissions reduction potential. Regulated parties, which may include fuel producers and importers, would have some flexibility with respect to how to achieve lower carbon fuels in Canada. The Canadian federal government has indicated that over time, the new Clean Fuel Standard would replace the current Renewable Fuels Regulations. Since January 2017, the Canadian federal government has been conducting public consultation on the proposed framework with final regulations anticipated in 2020 and 2021. At this time, we do not know how a new clean fuel regulatory framework in Canada could impact demand for our renewable fuel.

A significant reduction in the value of RINs in the United States or the price paid for our renewable fuel in Canada could adversely impact our reported results.

Increases in the price of diesel or compressed natural gas fuel may adversely affect our collection business and reduce our operating margins.

The market price of diesel fuel is volatile.  We generally purchase diesel fuel at market prices, and such prices have fluctuated significantly in recent years.  A significant increase in market prices for fuel could adversely affect our waste collection business through a combination of higher fuel and disposal-related transportation costs and reduce our operating margins and reported earnings.  To manage a portion of this risk, we have entered into fixed-price fuel purchase contracts.  During periods of falling diesel fuel prices, it may become more expensive to purchase fuel under fixed-price fuel purchase contracts than at market prices.

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

We maintain insurance policies for automobile, general, employer’s, environmental, cyber, employment practices and directors’ and officers’ liability as well as for employee group health insurance, property insurance and workers’ compensation. We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles or self-insured retentions.  The amounts that we effectively self-insure could cause significant volatility in our operating margins and reported earnings based on the event and claim costs of incidents, accidents, injuries and adverse judgments.  Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and our third-party claims administrator.  To the extent these estimates are inaccurate, we may recognize substantial additional expenses in future periods that would reduce operating margins and reported earnings.  Furthermore, while we maintain liability insurance, our insurance is subject to coverage limitations. If we were to incur substantial liability, our insurance coverage may be inadequate to cover the entirety of such liability. This could have a material adverse effect on our financial position, results of operations and cash flows. One form of coverage limitation concerns claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies.  A punitive damage award could have an adverse effect on our reported earnings in the period in which it occurs.  Significant increases in premiums on insurance that we retain also could reduce our margins.

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

As a result of our acquisition strategy, we have a material amount of goodwill, indefinite-lived intangibles and property and equipment recorded in our financial statements. We do not amortize our existing goodwill or indefinite-lived intangibles and are required to test goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter of the year and whenever events or changes in circumstances indicate that the carrying value of goodwill and/or indefinite-lived intangible assets may not be recoverable using the one-step process prescribed in the new accounting guidance that we early adopted on January 1, 2017. The process screens for and measures the amount of the impairment, if any. The recoverability of property and equipment is tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Application of the impairment test requires judgment. A significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported results. See the section Goodwill and Indefinite-Lived Intangible Assets in Note 1, “Organization, Business and Summary of Significant Accounting Policies” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Changes in our tax provision or an increase to our tax liabilities, whether due to the Tax Act or interpretations of the Tax Act, which include, but are not limited to, the potential finalization of proposed regulations released by the U.S. Department of Treasury during 2018 under Internal Revenue Code (“I.R.C.”) section 163(j) related to the deductibility of certain interest, I.R.C. section 59A related to a base erosion minimum tax amount, and I.R.C. section 267A related to the deductibility of certain related-party payments, as well as other tax regulations, or a final determination of tax audits, could have a material adverse effect on our financial position, results of operations, and cash flows.

Future changes to U.S., Canadian and foreign tax laws could materially adversely affect us.

We cannot give any assurance as to what our effective tax rate will be in the future, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate.

For example, the U.S. Congress, the Canadian government, the Organisation for Economic Co-operation and Development and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of "base erosion and profit shifting," where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. The Organisation for Economic Co-operation and Development, or OECD, addressed fifteen specific actions as part of a comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting that was presented in a report to the G20 finance ministers in October 2015. In November 2015, the G20 leaders endorsed such report. The Canadian government has acted on certain of the other OECD recommendations and is continuing to examine other recommendations and has reiterated its commitment to implementing the OECD’s minimum standards. On June 7, 2017, Canada and other jurisdictions (not including the United States) signed the OECD’s Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Sharing. On June 20, 2018, the Canadian government introduced Bill C-82, An Act to implement a multilateral convention to implement tax treaty related measures to prevent base erosion and profit shifting. Bill C-82 has had a Second Reading and was referred to the Standing Committee on Finance on October 15, 2018. As a result of this and other changes, the tax laws in the United States, Canada, and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.

Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, or that become more adverse to our business than we anticipated at the time of acquisition.

It is possible that the corporate entities or sites we have acquired, or which we may acquire in the future, have liabilities or risks in respect of former or existing operations or properties, or otherwise, which we have not been able to identify and assess through our due diligence investigations.  As a successor owner, we may be legally responsible for those liabilities that arise from businesses that we acquire.  Even if we obtain legally enforceable representations, warranties and indemnities from the sellers of such businesses, they may not cover the liabilities fully or the sellers may not have sufficient funds to perform their obligations.  Some environmental liabilities, even if we do not expressly assume them, may be imposed on us under various regulatory schemes and other applicable laws.  In addition, our insurance program may not cover such sites and will not cover liabilities associated with some environmental issues that may have existed prior to attachment of coverage.  A successful uninsured claim against us could harm our financial condition or operating results. Additionally, there may be other risks of which we are unaware that could have an adverse effect on businesses that we acquire or have acquired, such as foreign, state and local regulation and administrative risks.  Another example of risk is interested parties that may bring actions against us in connection with operations that we acquire or have acquired.  Furthermore, risks or liabilities we judge to be not material or remote at the time of acquisition may develop into more serious risks to our business. Any adverse outcome resulting from such risks or liabilities could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and share price.  For example, see the discussions regarding the Lower Duwamish Waterway Superfund Site Allocation Process and the Florida Default Judgment in Note 10, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Our indebtedness could adversely affect our financial condition and limit our financial flexibility.

As of December 31, 2018, we had approximately $4.175 billion of total indebtedness outstanding, and we may incur additional debt in the future.  This amount of indebtedness could:

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

If we are unable to obtain performance or surety bonds, letters of credit or insurance, we may not be able to enter into additional solid waste or other collection contracts or retain necessary landfill operating permits. Collection contracts, municipal contracts, transfer station operations and landfill closure and post-closure obligations may require performance or surety bonds, letters of credit or other financial assurance to secure contractual performance or comply with federal, state, provincial or local environmental laws or regulations. We typically satisfy these requirements by posting bonds or letters of credit. As of December 31, 2018, we had approximately $977.6 million of such surety bonds in place and approximately $125.1 million of letters of credit issued. Closure bonds are difficult and costly to obtain. If we are unable to obtain performance or surety bonds or additional letters of credit in sufficient amounts or at acceptable rates, we could be precluded from entering into additional collection contracts or obtaining or retaining landfill operating permits. Any future difficulty in obtaining insurance also could impair our ability to secure future contracts that are conditional upon the contractor having adequate insurance coverage. Accordingly, our failure to obtain performance or surety bonds, letters of credit or other financial assurances or to maintain adequate insurance coverage could limit our operations or violate federal, state, provincial, or local requirements, which could have a materially adverse effect on our business, financial condition and results of operations.

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

We participate in 11 “multiemployer” pension plans administered by employee and union trustees. We make periodic contributions to these plans to fund pension benefits for our union employees pursuant to our various contractual obligations to do so. In the event that we withdraw from participation in or otherwise cease our contributions to one of these plans, then applicable law regarding withdrawal liability could require us to make additional contributions to the plan if the accrued benefits are not fully funded, and we would have to reflect that “withdrawal liability” as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent to which accrued benefits are funded. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that participate in these plans, we may decide to discontinue participation in a multiemployer plan, and in that event, we could face withdrawal liability. Some multiemployer plans in which we participate may from time to time have significant accrued benefits that are not funded. The size of our potential withdrawal liability may be affected by the level of unfunded accrued benefits, the actuarial assumptions used by the plan and the investment gains and losses experienced by the plan.

We rely on computer systems to run our business and disruptions or privacy breaches in these systems could impact our ability to service our customers and adversely affect our financial results, damage our reputation, and expose us to litigation risk.

Our businesses rely on computer systems to provide customer information, process customer transactions and provide other general information necessary to manage our businesses. We also rely on a payment card industry-compliant third party to protect our customers’ credit card information. We have an active disaster recovery plan in place that we continuously review and test. However, our computer systems are subject to damage or interruption due to cybersecurity threats, system conversions, power outages, computer or telecommunication failures, catastrophic physical events such as fires, tornadoes and hurricanes and usage errors by our employees. Given the unpredictability of the timing, nature and scope of such disruptions, we could be potentially subject to operational delays and interruptions in our ability to provide services to our customers. Any disruption caused by the unavailability of our computer systems could adversely affect our revenues or could require significant investment to fix or replace them, and, therefore, could affect our operating results.

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

Governmental authorities and various interest groups in the United States and Canada have promoted laws and regulations designed to limit greenhouse gas, or GHG, emissions in response to growing concerns regarding climate change. For example, the State of California, the Canadian federal government and several Canadian provinces have enacted climate change laws, and other states and provinces in which we operate are considering similar actions. The US EPA made an endangerment finding in 2009 allowing certain GHGs to be regulated under the CAA. This finding allows the EPA to create regulations that will impact our operations – including imposing emission reporting, permitting, control technology installation and monitoring requirements, although the materiality of the impacts will not be known until all applicable regulations are promulgated and finalized. The Canadian federal government enacted the Greenhouse Gas Pollution Pricing Act in June 2018, which establishes a national carbon-pricing regime for the beginning of 2019 for provinces and territories in Canada where there is no provincial system in place already or where the provincial system does not meet the federal benchmark. Often referred to as the federal backstop, the new federal carbon-pricing regime consists of a carbon levy that will be applied to fossil fuels and an output-based pricing system (“OBPS”) that will be applied to certain industrial facilities with reported emissions of 50,000 tonnes of carbon dioxide equivalent (“CO2e”) or more per year. The carbon levy will apply to prescribed liquid, gaseous, and solid fuels at a rate that is equivalent to $10 per tonne of CO2e in 2018, increasing annually, until it reaches $50 per tonne of CO2e by 2022.  Several Canadian provinces have promulgated legislation and regulations to limit GHG emissions through requirements of specific controls, carbon levies, cap and trade programs or other measures. Comprehensive GHG legislation or regulation, including carbon pricing, will affect not only our business, but also that of our customers.

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

As of December 31, 2018, we owned 279 solid waste collection operations, 113 transfer stations, 56 MSW landfills, 11 E&P waste landfills, 14 non-MSW landfills, 64 recycling operations, four intermodal operations, 22 E&P liquid waste injection wells and 19 E&P waste treatment and oil recovery facilities, and operated, but did not own, an additional 49 transfer stations, 12 MSW landfills and two intermodal operations, in 41 states in the U.S. and six provinces in Canada.  Non-MSW landfills accept construction and demolition, industrial and other non-putrescible waste. We lease certain of the sites on which these facilities are located.  We lease various office facilities, including our combined corporate and regional offices in Ontario, Canada, where we occupy approximately 12,000 square feet of space, and our administrative and regional offices in The Woodlands, Texas, where we occupy approximately 75,000 square feet of space. We also maintain regional administrative offices in each of our segments.  We own a variety of equipment, including waste collection and transportation vehicles, related support vehicles, double-stack rail cars, carts, containers, chassis and heavy equipment used in landfill, collection, transfer station, waste treatment and intermodal operations.  We believe that our existing facilities and equipment are adequate for our current operations.  However, we expect to make additional investments in property and equipment for expansion and replacement of assets in connection with future acquisitions.

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

As of February 1, 2019, there were 85 holders of record of our common shares.  Because many of our common shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

On February 13, 2019, we announced that our Board of Directors approved a regular quarterly cash dividend of $0.16 per common share. All dividends paid by the Company on its common shares after June 1, 2016 will be designated as “eligible dividends” for Canadian tax purposes until a notification of change is posted on our website. Our Board of Directors will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. We cannot assure you as to the amounts or timing of future dividends. We have the ability under our Credit Agreement (as defined below) and master note purchase agreements to repurchase our common shares and pay dividends provided we maintain specified financial ratios.

On July 24, 2018, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or NCIB, to purchase up to 13,174,976 of our common shares during the period of August 8, 2018 to August 7, 2019 or until such earlier time as the NCIB is completed or terminated at our option. The renewal followed the conclusion of our NCIB that expired August 7, 2018. We received TSX approval for our annual renewal of the NCIB on August 2, 2018. Under the NCIB, we may make share repurchases only in the open market, including on the NYSE, the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction. The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of the common shares and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase. During the year ended December 31, 2018, we repurchased 831,704 common shares pursuant to our NCIB in effect during such period at an aggregate cost of $58.9 million, or an average price of $70.85 per share.  The table below reflects repurchases we made during the three months ended December 31, 2018 (in thousands of U.S. dollars, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
10/1/18 – 10/31/18	-	$-	-	13,174,976
11/1/18 – 11/30/18	-	$-	-	13,174,976
12/1/18 – 12/31/18	237,230	$71.18	237,230	12,937,746
	237,230	$71.18	237,230

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Performance Graph

The following performance graph compares the total cumulative shareholder returns on our common shares over the past five fiscal years with the total cumulative returns for the S&P 500 Index, the S&P/TSX 60 Index and the Dow Jones U.S. Waste and Disposal Services Index, or DJ Waste Services Index.

The graph depicts a five-year comparison of cumulative total returns for Old Waste Connections common stock for periods prior to the completion of the Progressive Waste acquisition on June 1, 2016, and New Waste Connections common shares for periods following the completion of the Progressive Waste acquisition. The graph assumes an investment of US$100 in our common shares on December 31, 2013, and the reinvestment of all dividends.  This chart has been calculated in compliance with SEC requirements and prepared by Capital IQ® using the USD index in the case of the S&P/TSX 60 Index.

This graph and the accompanying text is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Base Period	Indexed Returns Years Ending
Company Name / Index	Dec13	Dec14	Dec15	Dec16	Dec17	Dec18
Waste Connections, Inc.	$100	$101.86	$131.84	$185.60	$253.26	$267.10
S&P 500 Index	$100	$113.69	$115.26	$129.05	$157.22	$150.33
S&P/TSX 60 Index	$100	$102.99	$79.21	$99.58	$117.01	$99.20
Dow Jones U.S. Waste & Disposal Services Index	$100	$113.75	$118.52	$143.58	$168.10	$168.29

THE SHARE PRICE PERFORMANCE INCLUDED IN THIS GRAPH IS NOT NECESSARILY INDICATIVE OF FUTURE SHARE PRICE PERFORMANCE.

ITEM 6.	SELECTED FINANCIAL DATA

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

	YEARS ENDED DECEMBER 31,
	2018 (a)	2017 (a)	2016 (a)	2015	2014
	(in thousands of U.S. dollars, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$4,922,941	$4,630,488	$3,375,863	$2,117,287	$2,079,166
Operating expenses:
Cost of operations	2,865,704	2,704,775	1,957,712	1,177,409	1,138,388
Selling, general and administrative	524,388	509,638	474,263	237,484	229,474
Depreciation	572,708	530,187	393,600	240,357	230,944
Amortization of intangibles	107,779	102,297	70,312	29,077	27,000
Impairments and other operating items	20,118	156,493	27,678	494,492	4,091
Operating income (loss)	832,244	627,098	452,298	(61,532)	449,269

Interest expense	(132,104)	(125,297)	(92,709)	(64,236)	(64,674)
Interest income	7,170	5,173	602	487	529
Other income (expense), net	1,263	3,736	53	(1,005)	538
Foreign currency transaction gain (loss)	(1,433)	(2,200)	1,121	-	-
Income (loss) before income tax provision	707,140	508,510	361,365	(126,286)	385,662

Income tax (provision) benefit	(159,986)	68,910	(114,044)	31,592	(152,335)
Net income (loss)	547,154	577,420	247,321	(94,694)	233,327

Less: Net income attributable to noncontrolling interests	(283)	(603)	(781)	(1,070)	(802)
Net income (loss) attributable to Waste Connections	$546,871	$576,817	$246,540	$(95,764)	$232,525

Earnings (loss) per common share attributable to Waste Connections’ common shareholders:
Basic	$2.07	$2.19	$1.07	$(0.52)	$1.25
Diluted	$2.07	$2.18	$1.07	$(0.52)	$1.24

Shares used in the per share calculations:
Basic (b)	263,650,155	263,682,608	230,325,012	185,237,896	186,323,019
Diluted (b)	264,395,618	264,302,411	231,081,496	185,237,896	187,181,131

Cash dividends per common share	$0.580	$0.500	$0.410	$0.357	$0.317
Cash dividends paid	$152,550	$131,975	$92,547	$65,990	$58,906

(a)	For more information regarding this selected financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in Item 7 of this Annual Report on Form 10-K.

(b)	Share amounts have been retroactively adjusted to reflect the split of our common shares on a three-for-two basis, effective as of June 16, 2017.

	DECEMBER 31,
	2018	2017	2016	2015	2014
	(in thousands of U.S. dollars)
BALANCE SHEET DATA:
Cash and equivalents	$319,305	$433,815	$154,382	$10,974	$14,353
Working capital surplus (deficit)	232,194	374,269	51,215	(65,575)	(43,675)
Property and equipment, net	5,168,996	4,820,934	4,738,055	2,738,288	2,594,205
Total assets	12,627,329	12,014,681	11,103,925	5,072,071	5,195,759
Long-term debt and notes payable	4,153,465	3,899,572	3,616,760	2,147,127	1,971,152
Total equity	6,460,188	6,274,070	5,654,877	1,991,784	2,233,741

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the “Selected Financial Data” included in Item 6 of this Annual Report on Form 10-K, our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Industry Overview

The solid waste industry is local and highly competitive in nature, requiring substantial labor and capital resources.  The participants compete for collection accounts primarily on the basis of price and, to a lesser extent, the quality of service, and compete for landfill business on the basis of tipping fees, geographic location and quality of operations.  The solid waste industry has been consolidating and continues to consolidate as a result of a number of factors, including the increasing costs and complexity associated with waste management operations and regulatory compliance.  Many small independent operators and municipalities lack the capital resources, management, operating skills and technical expertise necessary to operate effectively in such an environment.  The consolidation trend has caused solid waste companies to operate larger landfills that have complementary collection routes that can use company-owned disposal capacity.  Controlling the point of transfer from haulers to landfills has become increasingly important as landfills continue to close and disposal capacity moves farther from the collection markets it serves.

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

The E&P waste services industry is regional in nature and is also highly fragmented, with acquisition opportunities available in several active natural resource basins. Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets, and other solid waste companies.  In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company.  The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price.  The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas.  Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014, and continued through early 2016, resulted in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate.  Upon the adoption in January 2017 of new accounting guidance regarding goodwill impairment, we performed an impairment test for our E&P segment which showed its carrying value exceeded its fair value by an amount in excess of the carrying amount of goodwill, or $77.3 million. Therefore, during the year ended December 31, 2017, we recorded an impairment charge of $77.3 million, consisting of the remaining carrying amount of goodwill at our E&P segment. At December 31, 2018, the total carrying value of intangible assets and property and equipment at our E&P segment is $64.1 million and $857.3 million, respectively. The prices of crude oil and natural gas have recovered from their low point in February 2016 and the demand for our E&P waste services has improved as a result of increased production of oil and natural gas in the basins in which we operate. If this recovery of the prices of crude oil and natural gas is not sustained, or if a further reduction in crude oil and natural gas prices occurs, it could lead to continued declines in the level of production activity and demand for our E&P waste services, which could result in the recognition of additional impairment charges on our intangible assets and property and equipment associated with our E&P operations.

Executive Overview

We are an integrated solid waste services company that provides non-hazardous waste collection, transfer, disposal and recycling services in mostly exclusive and secondary markets in the U.S. and Canada. Through our R360 Environmental Solutions subsidiary, we are also a leading provider of non-hazardous E&P waste treatment, recovery and disposal services in several of the most active natural resource producing areas in the U.S. We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities.

We generally seek to avoid highly competitive, large urban markets and instead target markets where we can attain high market share either through exclusive contracts, vertical integration or asset positioning. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally owned or funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.  We also target niche markets, like E&P waste treatment and disposal services.

2018 Financial Performance

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

Operating Results

Revenues in 2018 increased 6.3% to $4.923 billion from $4.630 billion in 2017, due partly to acquisitions closed during, or subsequent to, the prior year, net of divestitures, which accounted for $153.1 million in incremental revenues in 2018, with the remainder due primarily to internal growth in solid waste and higher E&P waste activity. Solid waste internal growth was 2.2%, due to price increases and fuel, materials and environmental surcharges, which were partially offset by lower volumes and recycled commodity values.  Pricing growth was 4.5%, with core pricing up 4.1% and fuel, materials and environmental surcharges adding another 0.4%. Volumes decreased by 0.7% on increases in landfill and hauling volumes, more than offset by purposeful shedding of poor quality volumes at certain Progressive Waste operations. Decreases in recycled commodity prices resulted in another 1.6% decrease to internal solid waste growth. E&P waste revenues increased to $244.6 million from $192.0 million in 2017, due to increased activity at existing facilities.

In 2018, net income attributable to Waste Connections decreased 5.2% to $546.9 million from $576.8 million in 2017, due primarily to the impact in 2017 of the income tax benefit primarily associated with an adjustment of our deferred tax liability balance resulting from the enactment of the Tax Act in December 2017, partially offset by the lower tax rate in 2018 resulting from the Tax Act.

In 2018, adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, a non-GAAP financial measure (refer to page 71 of this Annual Report on Form 10-K for a definition and reconciliation to Net income attributable to Waste Connections), increased 7.2% to $1.566 billion, from $1.461 billion in 2017.  As a percentage of revenue, adjusted EBITDA increased from 31.5% in 2017, to 31.8% in 2018.  This 0.3% percentage point increase was due to increases in E&P activity and price led organic solid waste growth, partially offset by lower recycled commodity values. Adjusted net income attributable to Waste Connections, a non-GAAP financial measure (refer to page 72 of this Annual Report on Form 10-K for a definition and reconciliation to Net income attributable to Waste Connections), in 2018 increased 16.9% to $667.3 million from $570.7 million in 2017.

Adjusted Free Cash Flow

Net cash provided by operating activities increased 18.9% to $1.411 billion in 2018, from $1.187 billion in 2017, and capital expenditures increased from $479.3 million in 2017 to $546.1 million in 2018, an increase of $66.8 million, or 13.9%. These increases in capital expenditures were primarily due to acquisitions closed during, or subsequent to, the prior year.  Adjusted free cash flow, a non-GAAP financial measure (refer to page 70 of this Annual Report on Form 10-K for a definition and reconciliation to Net cash provided by operating activities), increased by $116.0 million to $879.9 million in 2018, from $763.9 million in 2017.  Adjusted free cash flow as a percentage of revenues was 17.9% in 2018, as compared to 16.5% in 2017.

Return of Capital to Shareholders

In 2018, we returned $211.5 million to shareholders through a combination of cash dividends and share repurchases. Cash dividends increased $20.6 million, or 15.6%, to $152.6 million in 2018 from $132.0 million in 2017, due to a 16.7% increase in the quarterly cash dividend declared by our Board of Directors in October 2017, which was followed by an additional 14.3% increase in October 2018. Our Board of Directors intends to review the quarterly dividend during the fourth quarter of each year, with a long-term objective of increasing the amount of the dividend. In addition, in 2018, we repurchased 831,704 common shares for an aggregate cost of $58.9 million. We expect the amount of capital we return to shareholders through share repurchases to vary depending on our financial condition and results of operations, capital structure, the amount of cash we deploy on acquisitions, expectations regarding the timing and size of acquisitions, the market price of our common shares, and overall market conditions. We cannot assure you as to the amounts or timing of future share repurchases or dividends. We have the ability under our Credit Agreement and master note purchase agreements to repurchase our common shares and pay dividends provided that we maintain specified financial ratios.

Capital Position

We target a leverage ratio, as defined in our Credit Agreement, of approximately 2.75x – 3.0x total debt to EBITDA.  The percentage increase in EBITDA in 2018 more than offset the percentage increase in debt in 2018; therefore, our leverage ratio decreased to 2.45x at December 31, 2018, from 2.53x at December 31, 2017.

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

Insurance liabilities.  We maintain insurance policies for automobile, general, employer’s, environmental, cyber, employment practices and directors’ and officers’ liability as well as for employee group health insurance, property insurance and workers’ compensation.  We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles or self-insured retentions.  Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and third-party claims administrator.  The insurance accruals are influenced by our past claims experience factors, which have a limited history, and by published industry development factors.  If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.  The frequency and amount of claims or incidents could vary significantly over time, which could materially affect our self-insurance liabilities.  Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates and cause us to incur additional costs in future periods associated with prior year claims.

Income taxes.  Deferred income tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  If our judgment and estimates concerning assumptions made in calculating our expected future income tax rates are incorrect, our deferred income tax assets and liabilities would change.  Based on our deferred income tax liability balance at December 31, 2018, each 0.1 percentage point change to our expected future income tax rates would change our deferred income tax liability balance and income tax expense by approximately $2.8 million.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code that affected 2017, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (2) bonus depreciation that will allow for full expensing of qualified property.

The Tax Act also established new tax laws that affected years beginning after December 31, 2017, including, but not limited to, (1) a reduction of the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) elimination of the corporate alternative minimum tax; (3) the creation of the base erosion anti-abuse tax, which acts similar to a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income, which allows for the possibility of using foreign tax credits, or FTCs, and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (6) a new limitation on deductible interest expense; (7) limitations on the deductibility of certain executive compensation; (8) bonus depreciation that allows for full expensing of qualified property; and (9) limitations on net operating losses.

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

In connection with our analysis of the Tax Act, we recorded a discrete net income tax benefit of $269.8 million in the year ended December 31, 2017. This net income tax benefit was primarily the result of the reduction to the corporate income tax rate. Additionally, the Tax Act’s one-time deemed repatriation transition tax, or the Transition Tax, on certain unrepatriated earnings of non-U.S. subsidiaries is a tax on previously untaxed accumulated and current earnings and profits of certain of our non-U.S. subsidiaries. To determine the amount of the Transition Tax, we had to determine, in addition to other factors, the amount of post-1986 earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $1.0 million for the year ended December 31, 2017. The Transition Tax, which has now been determined to be complete, resulted in a total Transition Tax obligation of $0.7 million, with a corresponding adjustment of $0.3 million to income tax expense for the year ended December 31, 2018. Further, as it relates to our policy regarding the accounting for the tax impacts of global intangible low-taxed income, we have elected to record the tax impacts as period costs.

Additionally, in conjunction with the Tax Act, we recorded a provisional deferred income tax expense of $62.4 million for the year ended December 31, 2017 associated with a portion of our U.S. earnings no longer permanently reinvested. During the year ended December 31, 2018, we recorded a deferred income tax expense of $6.4 million associated with refinements to the prior year estimate as a measurement period adjustment pursuant to SAB 118.  This resulted in total deferred income tax expense of $68.8 million which has now been determined to be complete.

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

Final capping, closure and post-closure obligations.  We accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and the landfills that we operate, but do not own, under life-of-site agreements.  We could have additional material financial obligations relating to final capping, closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future.  Our discount rate assumption for purposes of computing 2018 and 2017 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects our long-term credit adjusted risk free rate as of the end of both 2017 and 2016.  Our inflation rate assumption was 2.5% for the years ended December 31, 2018 and 2017.  Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill final capping, closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations.  Additionally, changes in regulatory or legislative requirements could increase our costs related to our landfills, resulting in a material adverse effect on our financial condition and results of operations.

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

We elected to early adopt the guidance issued by the Financial Accounting Standards Board, or FASB, “Simplifying the Test for Goodwill Impairment” on January 1, 2017. The new guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. As such, the impairment analysis is only one step. In this step, we estimate the fair value of each of our reporting units, which consisted of testing our five geographic solid waste operating segments and our E&P segment at December 31, 2016 and our five geographic solid waste operating segments at December 31, 2017 and 2018, using discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit.  We did not test our E&P segment for goodwill impairment at December 31, 2017 and 2018 because the carrying value of its goodwill was $0. We compare the fair value of each reporting unit to the carrying value of its net assets.  If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results.  If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In testing indefinite-lived intangible assets for impairment, we compare the estimated fair value of each indefinite-lived intangible asset to its carrying value.  If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in our Consolidated Statements of Net Income.

Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates.  In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization.  For our impairment testing of our solid waste geographic operating segments for the year ended December 31, 2018, we determined that the indicated fair value of our reporting units exceeded their carrying value by approximately 85% on average and, therefore, we did not record an impairment charge.  The detailed results of our 2016, 2017 and 2018 impairment tests are described in Note 1 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

For our annual impairment analysis of our E&P segment for the year ended December 31, 2016, we performed our Step 1 assessment of our E&P segment. The Step 1 assessment involved measuring the recoverability of goodwill by comparing the E&P segment’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using an income approach employing a discounted cash flow, or DCF, model. The DCF model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the operating locations comprising the E&P segment. This was based on a number of key assumptions, including, but not limited to, a discount rate of 12%, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas E&P activity during the forecast period, gross margins based on estimated operating expense requirements during the forecast period and estimated capital expenditures over the forecast period, all of which were classified as Level 3 in the fair value hierarchy. As a result of the Step 1 assessment, we determined that the E&P segment did not pass the Step 1 test because the carrying value exceeded the estimated fair value of the reporting unit. We then performed the Step 2 test to determine the fair value of goodwill for our E&P segment. Based on the Step 1 and Step 2 analyses, we did not record an impairment charge to our E&P segment as a result of our goodwill impairment test during the year ended December 31, 2016; however, the results of our annual impairment testing indicated that the carrying value of our E&P segment exceeded its fair value by more than $77.3 million, which was the carrying value of goodwill at our E&P segment at December 31, 2016. Upon adopting this accounting guidance in the first quarter of 2017, we performed an updated impairment test for our E&P segment. The impairment test involved measuring the recoverability of goodwill by comparing the E&P segment’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using an income approach employing a DCF model. The DCF model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the operating locations comprising the E&P segment. This was based on a number of key assumptions, including, but not limited to, a discount rate of 11.7%, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas exploration and production activity during the forecast period, gross margins based on estimated operating expense requirements during the forecast period and estimated capital expenditures over the forecast period, all of which were classified as Level 3 in the fair value hierarchy. The impairment test showed the carrying value of the E&P segment continued to exceed its fair value by an amount in excess of the carrying amount of goodwill, or $77.3 million. Therefore, we recorded an impairment charge of $77.3 million, consisting of the carrying amount of goodwill at our E&P segment at January 1, 2017, to Impairments and other operating charges in the Consolidated Statements of Net Income during the year ended December 31, 2017.

Additionally, we evaluated the recoverability of the E&P segment’s indefinite-lived intangible assets (other than goodwill) by comparing the estimated fair value of each indefinite-lived intangible asset to its carrying value. We estimated the fair value of the indefinite-lived intangible assets using an excess earnings approach. Based on the result of the recoverability test during the years ended December 31, 2017 and 2018, we did not record an impairment charge. Based on the results of the recoverability test during the year ended December 31, 2016, we determined that the carrying values of certain indefinite-lived intangible assets within the E&P segment exceeded their fair values and were therefore not recoverable. We recorded an impairment charge to Impairments and other operating items in the Consolidated Statements of Net Income on certain indefinite-lived intangible assets within our E&P segment of $156,000 during the year ended December 31, 2016.

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

Our solid waste collection business involves the collection of waste from residential, commercial and industrial customers for transport to transfer stations, or directly to landfills or recycling centers. Solid waste collection services include both recurring and temporary customer relationships. The services are performed under service agreements, municipal contracts or franchise agreements with governmental entities. Our existing franchise agreements and most of our existing municipal contracts give us the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. The standard customer service agreements generally range from one to three years in duration, although some exclusive franchises are for significantly longer periods. Residential collection services are also provided on a subscription basis with individual households.

The fees received for collection services are based primarily on the market, collection frequency and level of service, route density, type and volume~~,~~ or weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing, and prices charged by competitors for similar services.

The terms of our contracts sometimes limit our ability to pass on price increases. Long-term solid waste collection contracts often contain a formula, generally based on a published price index, that automatically adjusts fees to cover increases in some, but not all, operating costs, or that limit increases to less than 100% of the increase in the applicable price index.

Revenue at landfills is primarily generated by charging tipping fees on a per ton and/or per yard basis to third parties based on the volume disposed and the nature of the waste.

Revenue at transfer stations is primarily generated by charging tipping or disposal fees on a per ton and/or per yard basis. The fees charged to third parties are based primarily on the market, type and volume or weight of the waste accepted, the distance to the disposal facility and the cost of disposal.

Many of our landfill and transfer station customers have entered into one to ten year disposal contracts with us, most of which provide for annual indexed price increases.

Our revenues from E&P waste services are primarily generated through the treatment, recovery and disposal of non-hazardous exploration and production waste from vertical and horizontal drilling, hydraulic fracturing, production and clean-up activity, as well as other services including closed loop collection systems, the transportation of waste to the disposal facility in certain markets and the sale of recovered products. E&P activity varies across market areas that are tied to the natural resource basins in which the drilling activity occurs and reflects the regulatory environment, pricing and disposal alternatives available in any given market.

Our revenues from recycling services are generated by offering residential, commercial, industrial and municipal customers recycling services for a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. The Company owns recycling operations and markets collected recyclable materials to third parties for processing before resale. In certain instances, the Company issues recycling rebates to municipal or commercial customers, which can be based on the price it receives upon the sale of recycled commodities, a fixed contractual rate or other measures. The Company also receives rebates when it disposes of recycled commodities at third-party facilities.

Other revenues consist primarily of the sale of gas generated from our MSW landfills and revenues from intermodal services. Intermodal revenue is primarily generated through providing intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities. The fees received for intermodal services are based on negotiated rates and vary depending on volume commitments by the shipper and destination.

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented.  The following table disaggregates our revenue by service line for the periods indicated (dollars in thousands of U.S. dollars).

	Years Ended December 31,
	2018	2017	2016
Commercial	$1,452,831	$1,343,590	$969,619
Residential	1,189,148	1,130,842	874,228
Industrial and construction roll off	768,687	707,015	515,966
Total collection	3,410,666	3,181,447	2,359,813
Landfill	1,063,242	988,092	759,586
Transfer	670,129	589,883	395,824
Recycling	92,634	161,730	92,456
E&P	256,262	203,473	132,286
Intermodal and other	139,896	146,749	106,363
Intercompany	(709,888)	(640,886)	(470,465)
Total	$4,922,941	$4,630,488	$3,375,863

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers’ compensation, vehicle and equipment insurance, insurance and employee group health claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties.  Our significant costs of operations in 2018 were labor, third-party disposal and transportation, vehicle and equipment maintenance, taxes and fees, insurance and fuel.  We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers’ compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates.  We carry insurance for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability and directors’ and officers’ liability as well as for employee group health claims, property and workers’ compensation.  If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

Selling, general and administrative, or SG&A, expense includes management, sales force, clerical and administrative employee compensation and benefits, legal, accounting and other professional services, acquisition expenses, bad debt expense and rent expense for our administrative offices.

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

We capitalize some third-party expenditures related to development projects, such as legal and engineering.  We expense all third-party and indirect acquisition costs, including third-party legal and engineering expenses, executive and corporate overhead, public relations and other corporate services, as we incur them.  We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that may become impaired, such as those that relate to any operation that is permanently shut down and any landfill development project that we believe will not be completed.  We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed.  For example, if we are unsuccessful in our attempts to obtain or defend permits that we are seeking or have been awarded to operate or expand a landfill, we will no longer generate anticipated income from the landfill and we will be required to expense in a future period up to the carrying value of the landfill or expansion project, less the recoverable value of the property and other amounts recovered.

Results of Operations

The following table sets forth items in our Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2018	% of Revenues	2017	% of Revenues	2016	% of Revenues
Revenues	$4,922,941	100.0%	$4,630,488	100.0%	$3,375,863	100.0%
Cost of operations	2,865,704	58.2	2,704,775	58.4	1,957,712	58.0
Selling, general and administrative	524,388	10.7	509,638	11.0	474,263	14.0
Depreciation	572,708	11.6	530,187	11.5	393,600	11.7
Amortization of intangibles	107,779	2.2	102,297	2.2	70,312	2.1
Impairments and other operating items	20,118	0.4	156,493	3.4	27,678	0.8
Operating income	832,244	16.9	627,098	13.5	452,298	13.4

Interest expense	(132,104)	(2.7)	(125,297)	(2.7)	(92,709)	(2.7)
Interest income	7,170	0.2	5,173	0.1	602	0.0
Other income, net	1,263	0.0	3,736	0.1	53	0.0
Foreign currency transaction gain (loss)	(1,433)	(0.0)	(2,200)	(0.0)	1,121	0.0
Income tax (provision) benefit	(159,986)	(3.3)	68,910	1.5	(114,044)	(3.4)
Net income	547,154	11.1	577,420	12.5	247,321	7.3
Net loss attributable to noncontrolling interests	(283)	(0.0)	(603)	(0.0)	(781)	(0.0)
Net income attributable to Waste Connections	$546,871	11.1%	$576,817	12.5%	$246,540	7.3%

Years Ended December 31, 2018 and 2017

Revenues.  Total revenues increased $292.4 million, or 6.3%, to $4.923 billion for the year ended December 31, 2018, from $4.630 billion for the year ended December 31, 2017.

During the year ended December 31, 2018, incremental revenue from acquisitions closed during, or subsequent to, the year ended December 31, 2017, increased revenues by approximately $221.5 million.

Operations that were divested in 2018 decreased revenues by approximately $68.3 million for the year ended December 31, 2018.

During the year ended December 31, 2018, the net increase in prices charged to our customers at our existing operations was $188.6 million, consisting of $172.2 million of core price increases and $16.4 million from surcharges due primarily to an increase in the market price of diesel fuel.

During the year ended December 31, 2018, volume decreases in our existing business decreased solid waste revenues by $26.7 million as the net impact of lower landfill special waste volumes in certain segments, not renewing certain lower margin municipal contracts and commercial service agreements acquired with the Progressive Waste acquisition and declines in transfer station volumes in our New York City market due to reduced inbound waste from the New York Department of Sanitation exceeded increased collection volumes and increased landfill municipal solid waste volumes in our Western segment and increased roll off volumes and landfill special waste volumes in our Central segment.

E&P revenues at facilities owned and fully-operated during the year ended December 31, 2018 increased by $52.6 million, due to higher average crude oil and natural gas prices during the current year increasing drilling activity and E&P disposal volumes at the majority of our sites.

An increase in the average Canadian dollar to U.S. dollar currency exchange rate resulted in an increase in revenues of $0.2 million for the year ended December 31, 2018. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7714 and 0.7713 in the years ended December 31, 2018 and 2017, respectively.

Revenues from sales of recyclable commodities at facilities owned during the years ended December 31, 2018 and 2017 decreased $66.3 million, due primarily to decreased prices for old corrugated cardboard and other fiber products resulting from a reduction in overseas demand.

Other revenues decreased by $9.2 million during the year ended December 31, 2018 due primarily to a decrease in intermodal revenues resulting from customer losses causing a reduction in cargo volume, partially offset by an increase in landfill gas sales at our Canada and Southern segments.

Cost of Operations.  Total cost of operations increased $160.9 million, or 5.9%, to $2.866 billion for the year ended December 31, 2018, from $2.705 billion for the year ended December 31, 2017. The increase was primarily the result of $139.5 million of operating costs from acquisitions closed during, or subsequent to, the year ended December 31, 2017, an increase in operating costs at our existing operations of $69.5 million, assuming foreign currency parity, and an increase of $0.2 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in operating costs of $48.3 million at operations divested during, or subsequent to, the year ended December 31, 2017.

The increase in operating costs at our existing operations of $69.5 million for the year ended December 31, 2018, assuming foreign currency parity, was comprised of an increase in taxes on revenues of $27.5 million due primarily to higher tax rates under our new operating permit at Chiquita Canyon Landfill and increased revenues in our E&P and solid waste markets, an increase in labor expenses of $25.5 million due primarily to employee pay rate increases, an increase in diesel fuel expense of $12.3 million due to increases in the market price of diesel fuel, an increase in third-party trucking and transportation expenses of $9.6 million due primarily to higher internalized disposal of collected waste volumes at our Eastern segment and increased rates charged by third parties to provide trucking and transportation services for all of our segments, increased leachate disposal expenses of $6.3 million due to increased precipitation generating higher leachate volumes in our Eastern segment, an increase in subcontracted operating expenses of $5.3 million due primarily to subcontracting certain operating activities at our E&P segment and a landfill operating contract, an increase in property taxes of $2.8 million due primarily to the reassessment of certain property acquired in the Progressive Waste acquisition and the recognition of tax credits in the prior year that did not recur in the current year, an increase in employee benefits expenses of $2.4 million due primarily to transferring retained Progressive Waste employees onto the Waste Connections benefits program, which provides increased benefits to the employees, an increase in cell processing expenses at our E&P segment of $1.8 million due primarily to increased disposal volumes and $0.2 million of other net expense increases, partially offset by a $7.8 million decrease in third party disposal expenses due to improved internalization of waste collected in certain markets acquired in the Progressive Waste and Groot acquisitions, a decrease in expenses associated with the purchase of recyclable commodities of $5.7 million due to decreased recyclable commodity values, a decrease in insurance premium expense of $3.9 million due primarily to transferring the operating locations acquired in the acquisition of Groot onto our insurance program and changes to the insurance program at our Canada segment, a decrease of $3.5 million from nonrecurring prior year incremental labor and repair expenses resulting from hurricanes impacting our Texas, Louisiana and Florida operations in 2017 and the recognition during the year ended December 31, 2018 of $3.3 million in retroactive tax credits associated with 2017 purchases of compressed natural gas fuel.

Cost of operations as a percentage of revenues decreased 0.2 percentage points to 58.2% for the year ended December 31, 2018, from 58.4% for the year ended December 31, 2017. The components of the decrease consisted of a 0.5 percentage point decrease from increased internalization of collected waste volumes and a 0.2 percentage point decrease from lower expenses associated with the purchase of recyclable commodities, partially offset by a 0.5 percentage point increase from higher taxes on revenues.

SG&A.  SG&A expenses increased $14.8 million, or 2.9%, to $524.4 million for the year ended December 31, 2018, from $509.6 million for the year ended December 31, 2017.  The increase was comprised of $15.3 million of additional SG&A expenses from operating locations at acquisitions closed during, or subsequent to, the year ended December 31, 2017 and a $4.7 million increase in SG&A expenses at our existing operations, partially offset by a decrease of $5.2 million consisting of SG&A expenses from operations divested during, or subsequent to, the year ended December 31, 2017.

The increase in SG&A expenses at our existing operations of $4.7 million for the year ended December 31, 2018 was comprised of an increase of $16.6 million in professional fees expense resulting primarily from higher legal expenses, an increase in equity-based compensation expenses of $6.2 million associated with our annual recurring grant of restricted share units to our personnel, an increase of $5.0 million in equity-based compensation expenses associated with adjusting common shares of Waste Connections, Inc. held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options and an increase in direct acquisition expenses of $2.9 million due to increased acquisition activity, partially offset by a decrease of $10.7 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of the Company following the close of the Progressive Waste acquisition, a decrease in share-based compensation expenses of $9.3 million due primarily to less share price volatility and fewer outstanding shares in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, a decrease in deferred compensation expenses of $4.3 million as a result of decreases in the market value of investments to which employee deferred compensation liability balances are tracked, a decrease in accrued recurring cash incentive compensation expense to our management of $1.1 million due to decreased solid waste volumes and reduced revenue for recyclable commodities resulting in a lower achievement of interim financial targets during the year ended December 31, 2018 and $0.6 million of other net expense decreases.

SG&A expenses as a percentage of revenues decreased 0.3 percentage points to 10.7% for the year ended December 31, 2018, from 11.0% for the year ended December 31, 2017. The decrease as a percentage of revenues consisted of a 0.2 percentage point decrease due to reduced share-based compensation expense from the continuation of awards granted to Progressive Waste employees prior to the completion of the Progressive Waste acquisition, a 0.2 percentage point decrease from integration-related professional fees and severance-related expenses resulting from the acquisition of Progressive Waste, a 0.1 percentage point decrease due to reductions in employee deferred compensation liability obligations, a 0.1 percentage point decrease due to reduced accrued recurring cash incentive compensation expense to our management and a 0.1 percentage point decrease in all other net changes, partially offset by a 0.3 percentage point increase from higher professional fees expenses and a 0.1 percentage point increase from equity-based compensation expenses associated with the exchange of shares held in our deferred compensation plan.

Depreciation.  Depreciation expense increased $42.5 million, or 8.0%, to $572.7 million for the year ended December 31, 2018, from $530.2 million for the year ended December 31, 2017.  The increase was primarily the result of additional depreciation and depletion expense of $28.2 million from acquisitions closed during, or subsequent to, the year ended December 31, 2017 and an increase in depreciation expense of $17.7 million associated with additions to our fleet and equipment purchased to support our existing operations, partially offset by a decrease of $2.9 million resulting from the disposal of property and equipment associated with operations divested during, or subsequent to, the year ended December 31, 2017 and a decrease in depletion expense of $0.5 million at our existing landfills due primarily to declines in special waste volumes.

Depreciation expense as a percentage of revenues increased 0.1 percentage points to 11.6% for the year ended December 31, 2018, from 11.5% for the year ended December 31, 2017. The increase as a percentage of revenues was due primarily to the impact of depreciation expense associated with acquisitions and additions to our fleet and equipment purchased to support our existing operations.

Amortization of Intangibles.  Amortization of intangibles expense increased $5.5 million, or 5.4% to $107.8 million for the year ended December 31, 2018, from $102.3 million for the year ended December 31, 2017. The increase was the result of $10.7 million from intangible assets acquired in acquisitions closed during, or subsequent to, the year ended December 31, 2017, partially offset by a decrease of $4.8 million from certain intangible assets becoming fully amortized subsequent to December 31, 2017 and a decrease of $0.4 million resulting from the disposal of intangible assets with operations divested during, or subsequent to, the year ended December 31, 2017.

Amortization expense as a percentage of revenues was 2.2% for the years ended December 31, 2018 and 2017.

Impairments and Other Operating Items. Impairments and other operating items decreased $136.4 million, to net losses totaling $20.1 million for the year ended December 31, 2018, from net losses totaling $156.5 million for the year ended December 31, 2017.

The net losses of $20.1 million recorded during the year ended December 31, 2018 consisted of an $11.0 million charge recorded for the potential settlement of a final judgment obtained against Progressive Waste Solutions of FL, Inc., now known as Waste Connections of Florida, Inc., $8.5 million of losses on trucks and equipment that were scrapped, disposed of through sales or disposed of as a result of being damaged in operations, $3.8 million of charges to write off the carrying cost of certain contracts that were not expected to be renewed prior to their original estimated termination date and $2.8 million of other net charges, partially offset by the reversal of $6.0 million of expenses recognized in prior periods to adjust the carrying cost of assets held for disposal to fair market value due to modifications to our divestiture plan and changes in the fair market value of the divested operations.

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

Operating Income.  Operating income increased $205.1 million, or 32.7%, to $832.2 million for the year ended December 31, 2018, from $627.1 million for the year ended December 31, 2017.  The increase was primarily attributable to operating income generated from acquisitions, gross margins recognized on E&P volume growth and a decrease in impairments and other operating charges.

Operating income as a percentage of revenues increased 3.4 percentage points to 16.9% for the year ended December 31, 2018, from 13.5% for the year ended December 31, 2017.  The increase as a percentage of revenues was comprised of a 3.0 percentage point decrease in impairments and other operating items, a 0.2 percentage point decrease in cost of operations and a 0.3 percentage point decrease in SG&A expense, partially offset by a 0.1 percentage point increase in depreciation expense.

Interest Expense.  Interest expense increased $6.8 million, or 5.4%, to $132.1 million for the year ended December 31, 2018, from $125.3 million for the year ended December 31, 2017. The increase was primarily attributable to an increase of $6.6 million due to higher interest rates on outstanding borrowings under our Credit Agreement, an increase of $4.2 million from the April 2017 issuance of our 2017A Senior Notes and an increase of $2.6 million from the November 2018 issuance of our 2028 Senior Notes, partially offset by a decrease of $3.7 million due to a decrease in the average borrowings outstanding under our Credit Agreement, a decrease of $1.5 million from the redemption of our 2018 Senior Notes using proceeds from our Credit Agreement and $1.4 million of other net decreases.

Interest Income.  Interest income increased $2.0 million, to $7.2 million for the year ended December 31, 2018, from $5.2 million for the year ended December 31, 2017. The increase was primarily attributable to higher reinvestment rates in the current period, partially offset by lower average cash balances.

Other Income.  Other income decreased $2.4 million, to $1.3 million for the year ended December 31, 2018, from $3.7 million for the year ended December 31, 2017. The decrease was due primarily to a $4.5 million decrease in income earned on investments purchased to fund our employee deferred compensation obligations and $0.2 million of other net losses, partially offset by $2.3 million of current year adjustments to reduce the balances of certain accrued liabilities acquired in prior year acquisitions.

Foreign currency transaction gain (loss).  Foreign currency transaction gain (loss) decreased $0.8 million to a loss of $1.4 million for the year ended December 31, 2018, from a loss of $2.2 million for the year ended December 31, 2017. The decrease was attributable to changes in the average foreign currency exchange rate in effect during the comparable reporting periods impacting our third party debt denominated in Canadian dollars and our inter-entity financing arrangements.

Income Tax (Provision) Benefit.  Income taxes increased $228.9 million, to an expense total of $160.0 million for the year ended December 31, 2018, from a benefit total of $68.9 million for the year ended December 31, 2017. Our effective tax expense rate for the year ended December 31, 2018 was 22.6%. Our effective tax benefit rate for the year ended December 31, 2017 was 13.6%.

The income tax provision for the year ended December 31, 2018 included a $6.4 million expense primarily associated with refinements to the estimates, as provided by Staff Accounting Bulletin No. 118, of the impact of a portion of the Company’s U.S. earnings no longer permanently reinvested in conjunction with the Tax Act.  Additionally, the income tax provision for the year ended December 31, 2018 included a $5.6 million expense associated with the restructuring of our internal refinancing in conjunction with the Tax Act, as well as a $3.1 million benefit related to a reduction in our deferred income tax liabilities resulting from state legislation enacted in the current year and changes in our geographical apportionment due to acquisition activity.  Additionally, the income tax provision for the year ended December 31, 2018 included a benefit of $5.0 million from share-based payment awards being recognized in the income statement when settled.

During the year ended December 31, 2017, we recorded a $269.8 million income tax benefit primarily resulting from the reduction to the corporate income tax rate due to the enactment of the Tax Act.  Additionally, we recorded income tax expense of $62.4 million during the year ended December 31, 2017 due to a portion of our U.S. earnings no longer permanently reinvested. Our adoption of a new accounting standard in January 2017, which requires the excess tax benefits associated with equity-based compensation arrangements to be recognized in the income statement when the awards are settled, whereas previously the tax benefits in excess of compensation cost were recorded in equity, resulted in recording a $6.9 million income tax benefit during the year ended December 31, 2017. Further, the impairment of goodwill within our E&P segment and disposal of goodwill from the divestitures of certain operations resulted in the write off of goodwill that was not deductible for tax purposes totaling $30.8 million during the year ended December 31, 2017, increasing our income tax expense by $11.8 million. During the year ended December 31, 2017, income tax expense was increased by $3.8 million primarily as a result of an increase in the state income tax rate in Illinois.

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

Our effective tax benefit rate for the year ended December 31, 2017 was 13.6%. During the year ended December 31, 2017, we recorded a $269.8 million income tax benefit primarily resulting from the reduction to the corporate income tax rate due to the enactment of the Tax Act.  Additionally, we recorded income tax expense of $62.4 million during the year ended December 31, 2017 due to a portion of our U.S. earnings no longer permanently reinvested. Our adoption of a new accounting standard in January 2017, which requires the excess tax benefits associated with equity-based compensation arrangements to be recognized in the income statement when the awards are settled, whereas previously the tax benefits in excess of compensation cost were recorded in equity, resulted in recording a $6.9 million income tax benefit during the year ended December 31, 2017. Further, the impairment of goodwill within our E&P segment and disposal of goodwill from the divestitures of certain operations resulted in the write off of goodwill that was not deductible for tax purposes totaling $30.8 million during the year ended December 31, 2017, increasing our income tax expense by $11.8 million. During the year ended December 31, 2017, income tax expense was increased by $3.8 million primarily as a result of an increase in the state income tax rate in Illinois.

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

Under the current orientation at December 31, 2018, our Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; our Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan; and our Central segment services customers located in Arizona, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming. The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands of U.S. dollars and as a percentage of total revenues for the periods indicated:

	Years Ended December 31,
	2018	% of Revenues	2017	% of Revenues	2016	% of Revenues
Southern	$1,122,548	22.8%	$1,115,864	24.1%	$713,381	21.1%
Eastern	1,090,019	22.1	959,214	20.7	626,644	18.6
Western	1,043,928	21.2	1,007,230	21.8	935,319	27.7
Canada	727,213	14.8	728,777	15.7	417,869	12.4
Central	693,525	14.1	628,167	13.6	561,541	16.6
E&P	245,708	5.0	191,236	4.1	121,109	3.6
	$4,922,941	100.0%	$4,630,488	100.0%	$3,375,863	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands of U.S. dollars and as a percentage of segment revenues for the periods indicated:

	Years Ended December 31,
	2018	% of Revenues	2017	% of Revenues	2016	% of Revenues
Western	$318,401	30.5%	$323,648	32.1%	$315,708	33.8%
Eastern	299,162	27.4%	273,942	28.6%	189,220	30.2%
Southern	276,791	24.7%	258,560	23.2%	163,320	22.9%
Canada	261,233	35.9%	264,693	36.3%	153,446	36.7%
Central	255,648	36.9%	237,136	37.8%	208,930	37.2%
E&P	129,825	52.8%	90,597	47.4%	32,479	26.8%
Corporate(a)	(8,211)	-	(32,501)	-	(119,215)	-
	$1,532,849	31.1%	$1,416,075	30.6%	$943,888	28.0%

(a) Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.  Amounts reflected are net of allocations to the six operating segments.  For the year ended December 31, 2016, amounts also include costs associated with the Progressive Waste acquisition, including direct acquisition expenses, severance-related expenses, excise taxes, share-based compensation expenses associated with Progressive Waste share-based grants existing at June 1, 2016 and incentive compensation expenses based on the achievement of acquisition synergy goals. For the years ended December 31, 2017 and 2018, amounts also include Progressive Waste integration-related expenses, direct acquisition expenses and share-based compensation expenses associated with Progressive Waste share-based grants existing at June 1, 2016.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Significant changes in revenue and segment EBITDA for our reportable segments for the year ended December 31, 2018, compared to the year ended December 31, 2017, and for the year ended December 31, 2017, compared to the year ended December 31, 2016, are discussed below.

Segment Revenue

Revenue in our Southern segment increased $6.6 million, or 0.6%, to $1.123 billion for the year ended December 31, 2018, from $1.116 billion for the year ended December 31, 2017.  The components of the increase consisted of net price increases of $51.2 million, net revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2017, of $19.5 million and other revenue increases of $2.4 million, partially offset by net revenue reductions from divestitures closed in 2017 and 2018 of $43.2 million, decreased recyclable commodity sales of $11.9 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and solid waste volume decreases of $11.4 million primarily from the net impact of declines in residential customers resulting from certain contracts acquired with the Progressive Waste acquisition that were terminated subsequent to December 31, 2017 and declines in commercial volumes due to intentional losses of certain low margin customers exceeding increases in transfer station volumes.

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

Revenue in our Eastern segment increased $130.8 million, or 13.6%, to $1.090 billion for the year ended December 31, 2018, from $959.2 million for the year ended December 31, 2017.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2017, of $142.0 million and net price increases of $43.6 million, partially offset by net revenue reductions from divestitures closed in 2017 of $22.0 million, solid waste volume decreases of $17.0 million due primarily to decreased residential collection, declines in transfer station volumes in our New York City market due to reduced inbound waste from the New York Department of Sanitation and lower landfill special waste volumes, decreased recyclable commodity sales of $15.1 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and other net revenue decreases of $0.7 million.

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

Revenue in our Western segment increased $36.7 million, or 3.6%, to $1.044 billion for the year ended December 31, 2018, from $1.007 billion for the year ended December 31, 2017.  The components of the increase consisted of net price increases of $30.6 million, solid waste volume increases of $17.5 million due to the net impact of increases associated with landfill municipal solid waste, residential collection, commercial collection and roll off collection exceeding declines in landfill special waste volumes and net revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2017, of $11.1 million, partially offset by decreased recyclable commodity sales of $12.0 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and decreased intermodal revenue of $10.5 million resulting from customer losses causing a reduction in cargo volume.

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

Revenue in our Canada segment decreased $1.6 million, or 0.2%, to $727.2 million for the year ended December 31, 2018, from $728.8 million for the year ended December 31, 2017. The components of the decrease consisted of decreased recyclable commodity sales of $22.7 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and solid waste volume decreases of $19.8 million associated with decreased roll off collection volumes, residential revenue resulting from the non-renewal of certain contracts acquired in the Progressive Waste acquisition, intentional losses of certain low margin commercial collection customers and reduced landfill municipal solid waste revenue, partially offset by net price increases of $38.1 million, revenue growth from acquisitions closed in 2018 of $2.5 million, an increase of $0.2 million resulting from a higher average foreign currency exchange rate in effect during the comparable reporting periods and $0.1 million of other revenue increases.

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

Revenue in our Central segment increased $65.3 million, or 10.4%, to $693.5 million for the year ended December 31, 2018, from $628.2 million for the year ended December 31, 2017.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2017, of $46.3 million, net price increases of $25.1 million and solid waste volume increases of $3.9 million from increased roll off collection and landfill special waste, partially offset by net revenue reductions from divestitures closed during, or subsequent to, the year ended December 31, 2017, of $3.1 million, decreased recyclable commodity sales of $4.6 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and other revenue decreases of $2.3 million.

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

Revenue in our E&P segment increased $54.5 million, or 28.5%, to $245.7 million for the year ended December 31, 2018, from $191.2 million for the year ended December 31, 2017 due to higher average crude oil and natural gas prices during the current year increasing drilling activity and E&P disposal volumes at the majority of our sites.

Revenue in our E&P segment increased $70.1 million, or 57.9%, to $191.2 million for the year ended December 31, 2017, from $121.1 million for the year ended December 31, 2016. The components of the increase consisted of higher E&P volumes, primarily in our E&P disposal operations in the Permian Basin and Louisiana.

Segment EBITDA

Segment EBITDA in our Western segment decreased $5.2 million, or 1.6%, to $318.4 million for the year ended December 31, 2018, from $323.6 million for the year ended December 31, 2017.  The decrease was due primarily to an increase in taxes on revenues of $20.4 million due primarily to higher tax rates under our new operating permit at Chiquita Canyon Landfill, a net $8.5 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in corporate overhead expense allocations of $6.7 million due to higher revenues for which overhead allocations are based and a higher overhead allocation rate, an increase in diesel fuel expense of $3.4 million due to increases in the market price of diesel fuel, an increase in direct and administrative labor expenses of $4.1 million due primarily to employee pay rate increases, an increase in disposal expenses of $3.4 million due primarily to increased collection volumes, an increase in professional fees expense of $2.3 million resulting primarily from higher legal expenses, an increase in expenses associated with recyclable commodities of $1.9 million due to increased costs charged by third party processors for recyclable commodities we collect and $1.5 million of other net expense increases, partially offset by an increase in revenues of $36.7 million, a decrease in third party trucking and transportation expenses of $9.9 million due to the mix of landfill special waste volumes requiring transportation to our disposal sites and a decrease in compressed natural gas fuel expense of $0.4 million due to the recognition during the year ended December 31, 2018 of retroactive tax credits associated with fuel purchases in 2017.

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

Segment EBITDA in our Eastern segment increased $25.3 million, or 9.2%, to $299.2 million for the year ended December 31, 2018, from $273.9 million for the year ended December 31, 2017.  The increase was due primarily to an increase in revenues of $152.8 million from organic growth and acquisitions, a $6.1 million decrease in third party disposal expenses due to improved internalization of waste collected at operating locations acquired in 2017, a decrease in truck, container, equipment and facility maintenance and repair expenses of $2.8 million due to higher prior year expenses incurred to bring acquired equipment to our operating and safety standards, a decrease in insurance premium expense of $2.6 million due primarily to transferring the operating locations acquired in the Groot acquisition onto our insurance program and a decrease in compressed natural gas fuel expense of $0.8 million due to the recognition during the year ended December 31, 2018 of retroactive tax credits associated with fuel purchases in 2017, partially offset by a net $98.4 million increase in cost of operations and SG&A expenses attributable to acquired operations, a decrease to EBITDA of $6.5 million from the impact of operations disposed of during, or subsequent to, the year ended December 31, 2017, an increase in corporate overhead expense allocations of $7.8 million due to higher revenues for which overhead allocations are based and a higher overhead allocation rate, an increase in third-party trucking and transportation expenses of $7.6 million due primarily to higher internalized disposal of collected waste volumes and increased rates charged by third parties to provide trucking and transportation services, increased leachate disposal expenses of $5.6 million due to increased precipitation generating higher leachate volumes, an increase in direct labor expenses of $4.2 million due primarily to employee pay rate increases, an increase in diesel fuel expense of $3.7 million due to increases in the market price of diesel fuel, an increase in taxes on revenues of $1.6 million due primarily to internalizing additional disposal volumes at our landfills that are assessed taxes based on total inbound tonnage, an increase in property tax expenses of $1.5 million due primarily to credits recognized in the prior year period and $2.9 million of other net expense increases.

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

Segment EBITDA in our Southern segment increased $18.2 million, or 7.0%, to $276.8 million for the year ended December 31, 2018, from $258.6 million for the year ended December 31, 2017.  The increase was due to an increase in revenues of $49.8 million from organic growth and acquisitions, a decrease in third party disposal expenses of $6.5 million due to decreases in collection volumes requiring disposal at a third party location and improved internalization of waste collected at operating locations acquired in the Progressive Waste acquisition, a decrease in compressed natural gas fuel expense of $1.5 million due to the recognition during the year ended December 31, 2018 of retroactive tax credits associated with fuel purchases in 2017, a decrease in expenses associated with the purchase of recyclable commodities of $0.9 million due to decreased recyclable commodity values, a decrease in insurance claims and premiums expense of $0.7 million due to improved safety results at operating locations acquired in the Progressive Waste acquisition, a decrease in truck, container, equipment and facility maintenance and repair expenses of $0.8 million due to higher prior year expenses incurred to bring acquired equipment to our operating and safety standards and $1.4 million of other net decreases, partially offset by a net $11.5 million increase in cost of operations and SG&A expenses attributable to acquired operations, a decrease to EBITDA of $10.4 million from the impact of operations disposed of during, or subsequent to, the year ended December 31, 2017, an increase in third-party trucking and transportation expenses of $7.6 million due to increased disposal volumes at our transfer station and landfill operations and increased rates charged by third parties to provide trucking and transportation services, an increase in labor expenses of $5.6 million due primarily to employee pay rate increases, an increase in taxes on revenues of $2.8 million due primarily to an adjustment recorded in the current period for taxes incurred in the prior year, an increase in employee benefits expenses of $1.9 million due to transferring retained Progressive Waste employees onto the Waste Connections benefits program, which provides increased benefits to the employees, an increase in subcontracted expenses of $1.5 million due to contracting certain low margin services to third parties, an increase in corporate overhead expense allocations of $1.1 million due to a higher overhead allocation rate and an increase in diesel fuel expense of $1.0 million due to increases in the market price of diesel fuel.

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

Segment EBITDA in our Canada segment decreased $3.5 million, or 1.3%, to $261.2 million for the year ended December 31, 2018, from $264.7 million for the year ended December 31, 2017.  The decrease was comprised of a decrease in revenues of $1.6 million, an increase in diesel fuel expense of $3.9 million due to increases in the market price of diesel fuel, an increase in direct labor expenses of $2.6 million due primarily to employee pay rate increases, an increase in corporate overhead expense allocations of $1.6 million due to a higher overhead allocation rate, an increase in employee benefits expenses of $1.6 million due primarily to higher medical expenses and $1.4 million of other net expense increases, partially offset by a decrease in expenses associated with the purchase of recyclable commodities of $7.5 million due to decreased recyclable commodity values and a decrease in insurance premium expense of $1.7 million due primarily to increasing the deductible limits under our insurance program.

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

Segment EBITDA in our Central segment increased $18.5 million, or 7.8%, to $255.6 million for the year ended December 31, 2018, from $237.1 million for the year ended December 31, 2017. The increase was due primarily to an increase in revenues of $65.3 million, a decrease in fuel expense of $1.7 million due primarily to purchasing fuel in 2018 under favorable fixed price fuel purchase contracts entered into in 2017 and the recognition during the year ended December 31, 2018 of retroactive tax credits associated with fuel purchases in 2017 and $0.7 million of other net expense decreases, partially offset by a net $36.4 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $5.5 million due primarily to employee pay rate increases, an increase in corporate overhead expense allocations of $3.6 million due to higher revenues for which overhead allocations are based and a higher overhead allocation rate, an increase in third party trucking and transportation expenses of $2.7 million due to an increase in landfill special waste volumes requiring transportation to our disposal sites and an increase in legal expenses of $1.0 million.

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

Segment EBITDA in our E&P segment increased $39.2 million, or 43.3%, to $129.8 million for the year ended December 31, 2018, from $90.6 million for the year ended December 31, 2017.  The increase was due primarily to an increase in revenues of $54.5 million, partially offset by an increase in subcontracted operating expenses of $3.9 million due primarily to subcontracting certain operating activities to third parties, an increase in corporate overhead expense allocations of $2.7 million due to higher revenues for which overhead allocations are based and a higher overhead allocation rate, an increase in equipment and facility repair and maintenance expenses of $2.0 million due to increased equipment hour usage resulting from higher disposal volumes processed at our sites, an increase in cell processing expenses of $1.8 million due primarily to increased disposal volumes, an increase in labor expenses of $1.3 million due to increased headcount to support higher disposal volumes, an increase in diesel fuel expense of $1.1 million due to increases in the market price of diesel fuel, an increase in royalties of $1.1 million due to increased disposal volumes, an increase in third-party trucking and transportation expenses of $1.1 million due to increased E&P volumes that require us to transport the waste to our disposal sites and $0.3 million of other expense increases.

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

Segment EBITDA at Corporate increased $24.3 million, to a loss of $8.2 million for the year ended December 31, 2018, from a loss of $32.5 million for the year ended December 31, 2017.  The increase was due to an increase in corporate overhead allocated to our segments of $20.6 million due to an increase in total corporate expenses to support acquired operations, a decrease of $10.6 million in integration-related professional fees and severance-related expenses incurred in the prior year period for Progressive Waste personnel who were not permanently retained as employees of the Company following the close of the Progressive Waste acquisition, a decrease in share-based compensation expenses of $9.3 million due primarily to less share price volatility and less outstanding shares in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, a decrease in deferred compensation expense of $4.3 million resulting from less increases to deferred compensation liabilities to employees as a result of lower current period increases in the market value of investments to which employee deferred compensation balances are tracked, a decrease in accrued recurring cash incentive compensation expense to our management of $2.4 million due to decreased solid waste volumes and reduced revenue for recyclable commodities resulting in a lower achievement of interim financial targets during the year ended December 31, 2018 and $2.8 million of other net expense decreases, partially offset by an increase of $11.6 million in professional fees expense resulting primarily from higher legal expenses, an increase in equity-based compensation expenses of $6.2 million associated with our annual recurring grant of restricted share units to our personnel, an increase of $5.0 million in equity-based compensation expenses associated with adjusting common shares of Waste Connections, Inc. held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options and an increase in direct acquisition expenses of $2.9 million due to increased acquisition activity.

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

Liquidity and Capital Resources

The following table sets forth certain cash flow information for the years ended December 31, 2018, 2017 and 2016 (in thousands of U.S. dollars):

	2018	2017	2016
Net cash provided by operating activities	$1,411,235	$1,187,260	$795,312
Net cash used in investing activities	(1,371,820)	(860,914)	(292,581)
Net cash provided by (used in) financing activities	(187,578)	56,760	(354,869)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,290)	1,795	(598)
Net increase (decrease) in cash, cash equivalents and restricted cash	(149,453)	384,901	147,264
Cash, cash equivalents and restricted cash at beginning of year	553,227	168,476	21,254
Plus (less): change in cash held for sale	192	(150)	(42)
Cash, cash equivalents and restricted cash at end of year	$403,966	$553,227	$168,476

Operating Activities Cash Flows

For the year ended December 31, 2018, net cash provided by operating activities was $1.411 billion.  For the year ended December 31, 2017, net cash provided by operating activities was $1.187 billion.  The $224.0 million increase was due primarily to the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $117.2 million from an increase in net income, excluding depreciation, amortization, deferred taxes, adjustments to and payments of contingent consideration recorded in earnings and impairments and other operating items, due primarily to the impact of acquisitions closed in 2017 and the year ended December 31, 2018, volume driven earnings growth at our E&P segment, price-led earnings growth at certain solid waste segments and benefits resulting from the enactment of the Tax Act in 2017.
2)	Prepaid expenses – Our increase in net cash provided by operating activities was favorably impacted by $91.2 million from prepaid expenses and other current assets (prepaid expenses and other current assets provided a cash inflow of $39.8 million in 2018, compared to a cash outflow of $51.4 million in 2017) due primarily to changes in prepaid income taxes.
3)	Deferred revenue – Our increase in net cash provided by operating activities was favorably impacted by $13.7 million from deferred revenue due primarily to a price-driven increase in solid waste collection revenues and the timing of the billing for those services.
4)	Other long-term liabilities – Our increase in net cash provided by operating activities was favorably impacted by $7.5 million from other long-term liabilities due primarily to decreased cash settlements of share-based compensation awards granted to Progressive Waste employees prior to the date of the Progressive Waste acquisition that continued to remain outstanding following the closing of the acquisition.
5)	Capping, closure and post-closure expenditures – Our increase in net cash provided by operating activities was favorably impacted by $6.1 million due to decreased capping expenditures at our landfills.
6)	Accounts payable and accrued liabilities – Our increase in net cash provided by operating activities was unfavorably impacted by $17.6 million from accounts payable and accrued liabilities due primarily to the timing of payments of trade payables.

For the year ended December 31, 2017, net cash provided by operating activities was $1.187 billion.  For the year ended December 31, 2016, net cash provided by operating activities was $795.3 million.  The $392.0 million increase was due primarily to the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $410.8 million from an increase in net income, excluding depreciation, amortization, deferred taxes and impairments and other operating items, due primarily to the full year contribution from the Progressive Waste acquisition completed on June 1, 2016, the impact of other acquisitions closed in 2017 and of the income tax benefit primarily associated with an adjustment of our deferred income tax liability balance resulting from the enactment of the Tax Act in 2017.

2)	Accounts payable and accrued liabilities – Our increase in net cash provided by operating activities was favorably impacted by $50.8 million from accounts payable and accrued liabilities due primarily to an increase in accrued interest expense due to the timing of interest payments for our long-term notes, increased trade payables based on the timing of year end disbursements and increased accrued payroll and payroll related expenses due to the timing of pay cycles, partially offset by the payment in 2017 of the prior year accrual of incentive compensation expenses to certain of our executive officers and key employees related to the achievement of defined synergy goals realized by New Waste Connections from the Progressive Waste acquisition.

3)	Prepaid expenses – Our increase in net cash provided by operating activities was unfavorably impacted by $29.8 million from prepaid expenses and other current assets due primarily to increased prepaid income taxes for our US entities.

4)	Accounts receivable – Our increase in net cash provided by operating activities was unfavorably impacted by $33.7 million from accounts receivable due to increased revenues, with less favorable collection results, contributing to an increased amount of revenues remaining uncollected at the end of the current period.

5)	Other long-term liabilities – Our increase in net cash provided by operating activities was unfavorably impacted $14.9 million from other long-term liabilities due primarily to increased cash settlements of share-based compensation awards granted to Progressive Waste employees prior to the June 1, 2016 acquisition date that continued to remain outstanding following the close of the Progressive Waste acquisition.

As of December 31, 2018, we had a working capital surplus of $232.2 million, including cash and equivalents of $319.3 million.  Our working capital surplus decreased $142.1 million from a working capital surplus of $374.3 million at December 31, 2017, including cash and equivalents of $433.8 million, due primarily to decreased cash balances. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $510.9 million to $1.372 billion for the year ended December 31, 2018, from $860.9 million for the year ended December 31, 2017. The significant components of the increase included the following:

1)	An increase in cash paid for acquisitions of $419.4 million due primarily to an increase in acquisition activity in 2018;
2)	An increase in capital expenditures of $66.9 million due to higher landfill site development costs and trucks and containers purchased for operations acquired subsequent to December 31, 2017; less
3)	A decrease in cash proceeds from the disposal of assets of $23.0 million due primarily to a higher number of divestitures of operating locations completed during the year ended December 31, 2017.

Net cash used in investing activities increased $568.3 million to $860.9 million for the year ended December 31, 2017, from $292.6 million for the year ended December 31, 2016. The significant components of the increase included the following:

1)	An increase in cash paid for acquisitions of $393.6 million due primarily to the January 2017 acquisition of Groot;
2)	An increase in capital expenditures for property and equipment of $134.6 million; and
3)	A decrease in cash and restricted cash acquired in the prior year period from the Progressive Waste acquisition of $70.8 million; less
4)	An increase in cash proceeds from the disposal of assets of $23.8 million due primarily to the divestiture of certain operations in 2017.

Total consideration for the June 2016 Progressive Waste acquisition consisted of the issuance of common shares and assumption of Progressive Waste’s debt and other liabilities. We did not transfer cash consideration to the former shareholders of Progressive Waste. Progressive Waste had cash and restricted cash balances totaling $70.8 million, which we acquired upon the close of the Progressive Waste acquisition.

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

Financing Activities Cash Flows

Net cash from financing activities decreased $244.4 million to net cash used in financing activities of $187.6 million for the year ended December 31, 2018, from net cash provided by financing activities of $56.8 million for the year ended December 31, 2017.  The significant components of the decrease included the following:

1)	A decrease from the net change in long-term borrowings of $151.7 million (long-term borrowings increased $203.6 million during the year ended December 31, 2017 and increased $51.9 million during the year ended December 31, 2018) due primarily to prior year borrowings to fund payments for acquisitions;
2)	An increase in payments to repurchase our common shares of $58.9 million due to no shares being repurchased during the year ended December 31, 2017;
3)	A decrease of $9.1 million from changes in book overdraft due to the variability of outstanding cash balances to which outstanding checks are applied;
4)	An increase in cash dividends paid of $20.6 million due primarily to an increase in our average quarterly dividend rate for the year ended December 31, 2018 to $0.145 per share, from $0.125 per share for the year ended December 31, 2017; and
5)	A decrease of $8.1 million from a reduction in the sale of common shares held in trust; and
6)	A decrease of $5.0 million from increased debt issuance costs due primarily to the issuance of our 2028 Senior Notes in 2018; less
7)	An increase of $11.0 million from a reduction in contingent consideration payments.

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
4)	An increase in cash dividends paid of $39.4 million due primarily to an increase in our average quarterly dividend rate for the year ended December 31, 2017 to $0.125 per share, from $0.103 per share for the year ended December 31, 2016, and an increase in common shares outstanding resulting from the Progressive Waste acquisition; and
5)	A decrease of $9.1 million from a reduction in the sale of common shares held in trust.

Our business is capital intensive.  Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

On July 24, 2018, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 13,174,976 of our common shares during the period of August 8, 2018 to August 7, 2019 or until such earlier time as the NCIB is completed or terminated at our option. The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of our common shares and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase. Information regarding our NCIB plan can be found under the “Shareholders’ Equity” section in Note 11 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10K and is incorporated herein by reference.

The Board of Directors of Old Waste Connections authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2018, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.02, from $0.14 to $0.16 per share. Cash dividends of $152.6 million and $132.0 million were paid during the years ended December 31, 2018 and 2017, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $546.1 million in capital expenditures during the year ended December 31, 2018. We expect to make capital expenditures of approximately $575 million in 2019 in connection with our existing business.  We intend to fund our planned 2019 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement.  In addition, we may make substantial additional capital expenditures in acquiring MSW and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital.  Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

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

On June 1, 2016, we also entered into several financing agreements, including that certain Revolving Credit and Term Loan Agreement (the “2016 Credit Agreement”) with Bank of America, N.A., acting through its Canada Branch, as global agent, the swing line lender and letter of credit issuer, Bank of America, N.A., as the U.S. Agent and a letter of credit issuer, the lenders thereunder and any other financial institutions from time to time party thereto.  Proceeds from the borrowings under the 2016 Credit Agreement were used initially to refinance our indebtedness under the Prior Credit Agreements and for the payment of transaction fees and expenses related to the Progressive Waste acquisition.

On March 21, 2018, the 2016 Credit Agreement was amended and restated in its entirety pursuant to an Amended and Restated Revolving Credit and Term Loan Agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) entered into by the Company, Bank of America, N.A., acting through its Canada Branch, as global agent, the swing line lender and letter of credit issuer, Bank of America, N.A., as the U.S. Agent and a letter of credit issuer, the lenders (the “Lenders”) and any other financial institutions from time to time party thereto. Entry into the Credit Agreement, among other things, extended the scheduled maturity of the relevant indebtedness and facilitated the release of each of our subsidiaries guaranteeing the obligations under the 2016 Credit Agreement. There are no subsidiary guarantors under the Credit Agreement. The Credit Agreement has a scheduled maturity date of March 21, 2023.

As of December 31, 2018, $1.238 billion under the term loan and $481.6 million under the revolving credit facility were outstanding under our Credit Agreement, exclusive of outstanding standby letters of credit of $125.1 million.

On June 1, 2016, we also entered a Master Note Purchase Agreement (as supplemented by the First Supplement dated as of February 13, 2017 (the “2016 First Supplement”) and as amended, restated, amended and restated, assumed, supplemented or modified from time to time, the “2016 NPA”) with certain accredited institutional investors. We used proceeds from the sale of the New 2021 Senior Notes, 2023 Senior Notes, and the 2026 Senior Notes (defined below) to refinance existing indebtedness and for general corporate purposes.

On April 20, 2017, pursuant to the 2016 NPA, and the 2016 First Supplement, we issued and sold to certain accredited institutional investors $400.0 million aggregate principal amount of senior unsecured notes consisting of $150.0 million aggregate principal amount, which will mature on April 20, 2024, with an annual interest rate of 3.24% (the “2024 Senior Notes”) and $250.0 million aggregate principal amount, which will mature on April 20, 2027, with an annual interest rate of 3.49% (the “2027 Senior Notes” and collectively with the 2024 Senior Notes, the “2017A Senior Notes”) in a private placement.

On March 21, 2018, we entered into that certain Amendment No. 1 to Master Note Purchase Agreement (the “2016 NPA First Amendment”), with each of the holders party thereto, which amended the 2016 NPA.

The 2016 NPA First Amendment, among other things, provided for certain amendments to the 2016 NPA to facilitate (i) certain conforming changes to align certain provisions of the 2016 NPA, the Assumed 2008 NPA (as defined below) and the Credit Agreement and (ii) the release of all subsidiary guarantors in relation to obligations under the 2016 NPA and the 2016 Senior Notes (as defined below) (the “2016 Release”).

Pursuant to the terms and conditions of the 2016 NPA, we have outstanding senior unsecured notes (the “2016 Senior Notes”) at December 31, 2018 consisting of (i) $150.0 million of 2.39% senior notes due June 1, 2021 (the “New 2021 Senior Notes”), (ii) $200.0 million of 2.75% senior notes due June 1, 2023 (the “2023 Senior Notes”), (iii) $400.0 million of 3.03% senior notes due June 1, 2026 (the “2026 Senior Notes”) and (iv) $400.0 million of the 2017A Senior Notes.

The New 2021 Senior Notes, the 2023 Senior Notes, the 2026 Senior Notes and the 2017A Senior Notes bear interest at fixed rates with interest payable in arrears semi-annually, and on the respective maturity dates, until the principal thereunder becomes due and payable.

On June 1, 2016, prior to the closing of the Progressive Waste acquisition, Old Waste Connections, certain subsidiaries of Old Waste Connections (together with Old Waste Connections, the “Obligors”) and certain holders of the 2008 Senior Notes (defined below) entered into that certain Amendment No. 6 to that certain Master Note Purchase Agreement, dated July 15, 2008 (as amended, restated, amended and restated, supplemented or otherwise modified prior to the Assumption Agreement (as defined below), the “2008 NPA”). Following the closing of the Progressive Waste acquisition, we entered into that certain Assumption and Exchange Agreement (as amended, restated, amended and restated, supplemented or modified from time to time, the “Assumption Agreement”) with Old Waste Connections, to and in favor of the holders of the notes issued from time to time under the 2008 NPA (the 2008 NPA, as assumed and modified by the Assumption Agreement, and as further amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Assumed 2008 NPA”).

On March 21, 2018, we entered into that certain Amendment No. 7 to the Assumed 2008 NPA (the “2008 NPA Seventh Amendment”), with each of the holders party thereto, which amended the Assumed 2008 NPA. The 2008 NPA Seventh Amendment, among other things, provides certain amendments to the Assumed 2008 NPA to facilitate (i) certain conforming changes to align the provisions of the Assumed 2008 NPA, the 2016 NPA and the Credit Agreement and (ii) the release of all subsidiary guarantors in relation to obligations under the Assumed 2008 NPA and the 2008 Senior Notes (the “2008 Release”).

Pursuant to the terms and conditions of the Assumed 2008 NPA, we have outstanding senior unsecured notes (the “2008 Senior Notes”) at December 31, 2018 consisting of $175.0 million of 5.25% senior notes due 2019 (the “2019 Senior Notes”), $100.0 million of 4.64% senior notes due 2021 (the “2021 Senior Notes”), $125.0 million of 3.09% senior notes due 2022 (the “2022 Senior Notes”) and $375.0 million of 3.41% senior notes due 2025 (the “2025 Senior Notes”). We redeemed at maturity our $50.0 million of 4.00% senior notes due April 2018 (the “2018 Senior Notes”) on April 2, 2018.

On November 16, 2018, we completed an underwritten public offering of $500.0 million aggregate principal amount of our 4.250% Senior Notes due 2028 (the “2028 Senior Notes”). The 2028 Senior Notes were issued under the Indenture, dated as of November 16, 2018 (the “Base Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of November 16, 2018 (the Base Indenture as so supplemented, the “Indenture”).

We will pay interest on the 2028 Senior Notes semi-annually, commencing on June 1, 2019, and the 2028 Senior Notes will mature on December 1, 2028. The 2028 Senior Notes are our senior unsecured obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of our future subordinated debt. The 2028 Senior Notes are not guaranteed by any of our subsidiaries.

See Note 8 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details on the debt agreements.

Contractual Obligations

As of December 31, 2018, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$4,174,693	$1,786	$256,473	$2,221,221	$1,695,213
Cash interest payments	771,991	133,305	265,967	199,059	173,660
Contingent consideration	75,507	13,020	19,950	7,072	35,465
Final capping, closure and post-closure	1,405,838	26,126	26,656	11,783	1,341,273

Long-term debt payments include:

1)	$481.6 million in principal payments due March 2023 related to our revolving credit facility under our Credit Agreement. Advances are available under the Credit Agreement in U.S. dollars and Canadian dollars and bear interest at fluctuating rates (See Note 8). At December 31, 2018, $357.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. LIBOR rate loans, bearing interest at a total rate of 3.62% on such date. At December 31, 2018, $124.6 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, bearing interest at a total rate of 3.40% on such date.

2)	$1.238 billion in principal payments due March 2023 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At December 31, 2018, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 3.62% on such date).

3)	$175.0 million in principal payments due 2019 related to our 2019 Senior Notes. The 2019 Senior Notes bear interest at a rate of 5.25%. We have recorded this obligation in the payments due in 3 to 5 years category in the table above as we have the intent and ability to redeem the 2019 Senior Notes on November 1, 2019 using borrowings under our Credit Agreement.

4)	$100.0 million in principal payments due 2021 related to our 2021 Senior Notes. The 2021 Senior Notes bear interest at a rate of 4.64%.

5)	$150.0 million in principal payments due 2021 related to our New 2021 Senior Notes. The New 2021 Senior Notes bear interest at a rate of 2.39%.

6)	$125.0 million in principal payments due 2022 related to our 2022 Senior Notes. The 2022 Senior Notes bear interest at a rate of 3.09%.

7)	$200.0 million in principal payments due 2023 related to our 2023 Senior Notes. The 2023 Senior Notes bear interest at a rate of 2.75%.

8)	$150.0 million in principal payments due 2024 related to our 2024 Senior Notes. The 2024 Senior Notes bear interest at a rate of 3.24%.

9)	$375.0 million in principal payments due 2025 related to our 2025 Senior Notes. The 2025 Senior Notes bear interest at a rate of 3.41%.

10)	$400.0 million in principal payments due 2026 related to our 2026 Senior Notes. The 2026 Senior Notes bear interest at a rate of 3.03%.

11)	$250.0 million in principal payments due 2027 related to our 2027 Senior Notes. The 2027 Senior Notes bear interest at a rate of 3.49%.

12)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.250%.

13)	$15.9 million in principal payments related to our tax-exempt bond, which bears interest at a variable rate (1.79% at December 31, 2018). The tax-exempt bond matures in 2033.

14)	$14.7 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.75% and 24.81% at December 31, 2018, and have maturity dates ranging from 2019 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin, the Canadian Dollar Offered Rate plus the applicable acceptance fee at December 31, 2018. We assumed the Credit Agreement is paid off when it matures in March 2023.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $54.6 million recorded as liabilities in our consolidated financial statements at December 31, 2018, and $20.9 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$258,426	$37,902	$67,463	$58,856	$94,205
Unconditional purchase obligations	96,397	66,774	29,623	-	-

(1)	We are party to operating lease agreements and unconditional purchase obligations as discussed in Note 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At December 31, 2018, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 37.0 million gallons remaining to be purchased for a total of $96.4 million. The current fuel purchase contracts expire on or before February 28, 2021. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2018, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained standby letters of credit as discussed in Note 8 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and financial surety bonds as discussed in Note 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.  These standby letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill and E&P operations.  These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2018, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Non-GAAP Financial Measures

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests.  We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures.  Other companies may calculate adjusted free cash flow differently.  Our adjusted free cash flow for the years ended December 31, 2018, 2017 and 2016, are calculated as follows (amounts in thousands of U.S. dollars):

	Years Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$1,411,235	$1,187,260	$795,312
Plus (less): Change in book overdraft	(839)	8,241	(1,305)
Plus: Proceeds from disposal of assets	5,385	28,432	4,604
Plus: Excess tax benefit associated with equity-based compensation	-	-	5,196
Less: Capital expenditures for property and equipment	(546,145)	(479,287)	(344,723)
Less: Distributions to noncontrolling interests	(103)	-	(3)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	11	10,012	493
Cash received for divestitures (b)	(2,030)	(21,100)	-
Transaction-related items (c)	8,607	5,700	45,228
Integration-related and other expenses (d)	2,760	10,602	82,526
Pre-existing Progressive Waste share-based grants (e)	5,772	17,037	-
Synergy bonus (f)	-	11,798	-
Tax effect (g)	(4,752)	(14,804)	(36,384)
Adjusted free cash flow	$879,901	$763,891	$550,944

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the elimination of cash received in conjunction with the divestiture of certain Progressive Waste operations.
(c)	Reflects the addback of acquisition-related items, including transaction costs, which for 2016 primarily related to the Progressive Waste acquisition.
(d)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.
(e)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.
(f)	Reflects the addback of cash bonuses paid pursuant to our Synergy Bonus Program in conjunction with the Progressive Waste acquisition.
(g)	The aggregate tax effect of footnotes (a) through (f) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry.  Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted EBITDA as net income attributable to Waste Connections, plus net income attributable to noncontrolling interests, plus or minus income tax provision (benefit), plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income, plus foreign currency transaction loss, less foreign currency transaction gain.  We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate adjusted EBITDA differently.  Our adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016, are calculated as follows (amounts in thousands of U.S. dollars):

	Years Ended December 31,
	2018	2017	2016
Net income attributable to Waste Connections	$546,871	$576,817	$246,540
Plus: Net income attributable to noncontrolling interests	283	603	781
Plus (less): Income tax provision (benefit)	159,986	(68,910)	114,044
Plus: Interest expense	132,104	125,297	92,709
Less: Interest income	(7,170)	(5,173)	(602)
Plus: Depreciation and amortization	680,487	632,484	463,912
Plus: Closure and post-closure accretion	12,997	11,781	8,936
Plus: Impairments and other operating items	20,118	156,493	27,678
Less: Other income, net	(1,263)	(3,736)	(53)
Plus (less): Foreign currency transaction loss (gain)	1,433	2,200	(1,121)
Adjustments:
Plus: Transaction-related expenses (a)	8,607	5,700	47,842
Plus: Fair value changes to certain equity awards (b)	9,205	16,357	14,289
Plus: Integration-related and other expenses (c)	2,760	10,612	44,336
Plus: Synergy bonus (d)	-	-	11,798
Adjusted EBITDA	$1,566,418	$1,460,525	$1,071,089

(a)	Reflects the addback of acquisition-related transaction costs, which for 2016 primarily related to the Progressive Waste acquisition.
(b)	Reflects fair value accounting changes associated with certain equity awards.
(c)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.
(d)	Reflects the addback of bonuses accrued pursuant to our Synergy Bonus Program in connection with the Progressive Waste acquisition.
71

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently.  Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the years ended December 31, 2018, 2017 and 2016, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Years Ended December 31,
	2018	2017	2016
Reported net income attributable to Waste Connections	$546,871	$576,817	$246,540
Adjustments:
Amortization of intangibles (a)	107,779	102,297	70,312
Impairments and other operating items (b)	20,118	156,493	27,678
Transaction-related expenses (c)	8,607	5,700	47,842
Fair value changes to certain equity awards (d)	9,205	16,357	14,289
Integration-related and other expenses (e)	2,760	10,612	44,336
Synergy bonus (f)	-	-	11,798
Tax effect (g)	(37,165)	(91,979)	(69,581)
Tax items (h)	9,093	(205,631)	1,964
Adjusted net income attributable to Waste Connections	$667,268	$570,666	$395,178

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$2.07	$2.18	$1.07
Adjusted net income	$2.52	$2.16	$1.71

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs, which for 2016 primarily related to the Progressive Waste acquisition.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.
(f)	Reflects the addback of bonuses accrued pursuant to our Synergy Bonus Program in connection with the Progressive Waste acquisition.
(g)	The aggregate tax effect of the adjustments in footnotes (a) through (f) is calculated based on the applied tax rates for the respective periods.
(h)	In 2018, primarily reflects refinements to the estimates, as provided by Staff Accounting Bulletin No. 118, of the impact of a portion of our U.S. earnings no longer permanently reinvested in conjunction with the Tax Act. In 2017, reflects income tax benefit primarily resulting from a reduction of deferred tax liabilities due to enactment of the Tax Act, partially offset by deferred income tax expense due to a portion of our U.S. earnings no longer permanently reinvested, also related to the Tax Act. In 2016, reflects a change in the geographical apportionment of our deferred tax liabilities resulting from the Progressive Waste acquisition.

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

At December 31, 2018, our derivative instruments included 17 interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
April 2014	$100,000	1.800%	1-month LIBOR	July 2014	July 2019
May 2014	$50,000	2.344%	1-month LIBOR	October 2015	October 2020
May 2014	$25,000	2.326%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
April 2016	$100,000	1.000%	1-month LIBOR	February 2017	February 2020
June 2016	$75,000	0.850%	1-month LIBOR	February 2017	February 2020
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.900%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.890%	1-month LIBOR	January 2018	January 2021
August 2017	$100,000	1.900%	1-month LIBOR	July 2019	July 2022
August 2017	$200,000	2.200%	1-month LIBOR	October 2020	October 2025
August 2017	$150,000	1.950%	1-month LIBOR	February 2020	February 2023
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025
December 2018	$200,000	2.850%	1-month LIBOR	July 2022	July 2027

* Plus applicable margin.

Under derivatives and hedging guidance, the interest rate swap agreements are considered cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments.  The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2018 and 2017, of $885.0 million and $1.475 billion, respectively, including floating rate debt under our Credit Agreement and floating rate tax-exempt bond obligations.  A one percentage point increase in interest rates on our variable-rate debt as of December 31, 2018 and 2017, would decrease our annual pre-tax income by approximately $8.9 million and $14.8 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At December 31, 2018, we had no fuel hedge agreements in place; however, we have entered into fixed price fuel purchase contracts for 2019 as described below.

For the year ending December 31, 2019, we expect to purchase approximately 71.3 million gallons of fuel, of which 45.1 million gallons will be purchased at market prices and 26.2 million gallons will be purchased under our fixed price fuel purchase contracts.  We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. With respect to the approximately 45.1 million gallons of unhedged fuel we expect to purchase in 2019 at market prices, a $0.10 per gallon increase in the price of fuel over the year would decrease our pre-tax income during this period by approximately $4.5 million.

We market a variety of recyclable materials, including cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate recycling operations and sell other collected recyclable materials to third parties for processing before resale.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the year ended December 31, 2018 and 2017, would have had a $8.9 million and $15.3 million impact on revenues for the year ended December 31, 2018 and 2017, respectively.

We have operations in Canada and, where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating costs.  However, the impact of foreign currency has not materially affected our results of operations in 2017 or 2018. A $0.01 change in the Canadian dollar to U.S. dollar exchange rate would impact our annual revenue and EBITDA by approximately $9.8 million and $3.6 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

WASTE CONNECTIONS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Waste Connections, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Waste Connections, Inc. (an Ontario, Canada corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of net income, comprehensive income, equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 14, 2019 expressed “an unqualified opinion”.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Adoption of New Accounting Guidance

As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance on January 1, 2018 on a retrospective basis related to the presentation of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents in its consolidated statements of cash flows.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Houston, TX

February 14, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Waste Connections, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Waste Connections, Inc. (an Ontario, Canada corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 14, 2019 expressed an unqualified opinion on those financial statements.

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

February 14, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Waste Connections, Inc.

In our opinion, the consolidated statements of net income, comprehensive income, equity and cash flows for the year ended December 31, 2016 present fairly, in all material respects, the results of operations and cash flows of Waste Connections, Inc. and its subsidiaries for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2016 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 27, 2017, except for the effects of the share split and the change in composition of reportable segments discussed in Notes 11 and 14 to the consolidated financial statements, respectively, and the manner in which the Company accounts for deferred income taxes discussed in Note 1 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2017 annual report on form 10-K, as to which the date is February 15, 2018 and except for the change in the manner in which the Company accounts for restricted cash discussed in Note 1 to the consolidated financial statements, as to which the date is February 14, 2019

WASTE CONNECTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and equivalents	$319,305	$433,815
Accounts receivable, net of allowance for doubtful accounts of $16,760 and $17,154 at December 31, 2018 and 2017, respectively	609,545	554,458
Current assets held for sale	-	1,596
Prepaid expenses and other current assets	164,053	186,999
Total current assets	1,092,903	1,176,868

Restricted cash	84,661	119,412
Restricted investments	47,486	47,600
Property and equipment, net	5,168,996	4,820,934
Goodwill	5,031,685	4,681,774
Intangible assets, net	1,128,628	1,087,436
Long-term assets held for sale	-	12,625
Other assets, net	72,970	68,032
	$12,627,329	$12,014,681
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$359,967	$330,523
Book overdraft	18,518	19,223
Accrued liabilities	289,544	278,039
Deferred revenue	179,282	145,197
Current portion of contingent consideration	11,612	15,803
Current liabilities held for sale	-	2,155
Current portion of long-term debt and notes payable	1,786	11,659
Total current liabilities	860,709	802,599

Long-term debt and notes payable	4,153,465	3,899,572
Long-term portion of contingent consideration	43,003	31,482
Other long-term liabilities	349,931	316,191
Deferred income taxes	760,033	690,767
Total liabilities	6,167,141	5,740,611

Commitments and contingencies (Note 10)

Equity:
Common shares: 263,271,302 shares issued and 263,141,413 shares outstanding at December 31, 2018; 263,660,803 shares issued and 263,494,670 shares outstanding at December 31, 2017	4,131,307	4,187,568
Additional paid-in capital	133,577	115,743
Accumulated other comprehensive income (loss)	(74,786)	108,413
Treasury shares: 129,889 and 166,133 shares at December 31, 2018 and 2017, respectively	-	-
Retained earnings	2,264,510	1,856,946
Total Waste Connections’ equity	6,454,608	6,268,670
Noncontrolling interest in subsidiaries	5,580	5,400
Total equity	6,460,188	6,274,070
	$12,627,329	$12,014,681

The accompanying notes are an integral part of these consolidated financial statements.

  WASTE CONNECTIONS, INC.

  CONSOLIDATED STATEMENTS OF NET INCOME

  (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2018	2017	2016
Revenues	$4,922,941	$4,630,488	$3,375,863
Operating expenses:
Cost of operations	2,865,704	2,704,775	1,957,712
Selling, general and administrative	524,388	509,638	474,263
Depreciation	572,708	530,187	393,600
Amortization of intangibles	107,779	102,297	70,312
Impairments and other operating items	20,118	156,493	27,678
Operating income	832,244	627,098	452,298

Interest expense	(132,104)	(125,297)	(92,709)
Interest income	7,170	5,173	602
Other income, net	1,263	3,736	53
Foreign currency transaction gain (loss)	(1,433)	(2,200)	1,121
Income before income tax provision	707,140	508,510	361,365

Income tax (provision) benefit	(159,986)	68,910	(114,044)
Net income	547,154	577,420	247,321
Less: Net income attributable to noncontrolling interests	(283)	(603)	(781)
Net income attributable to Waste Connections	$546,871	$576,817	$246,540

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$2.07	$2.19	$1.07
Diluted	$2.07	$2.18	$1.07

Shares used in the per share calculations:
Basic	263,650,155	263,682,608	230,325,012
Diluted	264,395,618	264,302,411	231,081,496

Cash dividends per common share	$0.58	$0.50	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS OF U.S. DOLLARS)

	Years Ended December 31,
	2018	2017	2016
Net income	$547,154	$577,420	$247,321

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(5,669)	2,805	6,654
Fuel hedge amounts reclassified into cost of operations	(6,531)	2,818	5,832
Changes in fair value of interest rate swaps	(1,213)	7,835	11,431
Changes in fair value of fuel hedges	2,651	1,326	3,804
Foreign currency translation adjustment	(175,233)	142,486	(50,931)
Other comprehensive income (loss), before tax	(185,995)	157,270	(23,210)
Income tax (expense) benefit related to items of other comprehensive income (loss)	2,796	(5,856)	(7,620)
Other comprehensive income (loss), net of tax	(183,199)	151,414	(30,830)
Comprehensive income	363,955	728,834	216,491
Less: Comprehensive income attributable to noncontrolling interests	(283)	(603)	(781)
Comprehensive income attributable to Waste Connections	$363,672	$728,231	$215,710

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

	WASTE CONNECTIONS' EQUITY
	COMMON SHARES		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2015	183,564,362	$1,224	$736,652	$(12,171)	-	$-	$1,259,495	$6,584	$1,991,784
Conversion of Old Waste Connections’ shares of common stock into common shares of New Waste Connections	-	650,552	(650,552)	-	-	-	-	-	-
Issuance of common shares to acquire Progressive Waste	78,218,878	3,503,162	-	-	-	-	-	-	3,503,162
Acquired common shares held in trust	-	-	-	-	735,171	-	-	-	-
Sale of common shares held in trust	397,774	19,870	-	-	(397,774)	-	-	-	19,870
Vesting of restricted share units	605,718	-	-	-	-	-	-	-	-
Vesting of performance-based restricted share units	184,440	-	-	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	59,635	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of equity-based compensation	(279,772)	-	(11,497)	-	-	-	-	-	(11,497)
Equity-based compensation	-	-	22,421	-	-	-	-	-	22,421
Exercise of warrants	52,236	-	-	-	-	-	-	-	-
Excess tax benefit associated with equity-based compensation	-	-	5,196	-	-	-	-	-	5,196
Cash dividends on common shares	-	-	-	-	-	-	(92,547)	-	(92,547)
Amounts reclassified into earnings, net of taxes	-	-	-	8,546	-	-	-	-	8,546
Changes in fair value of cash flow hedges, net of taxes	-	-	-	11,555	-	-	-	-	11,555
Foreign currency translation adjustment	-	-	-	(50,931)	-	-	-	-	(50,931)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(3)	(3)
Net income	-	-	-	-	-	-	246,540	781	247,321
Balances at December 31, 2016	262,803,271	4,174,808	102,220	(43,001)	337,397	-	1,413,488	7,362	5,654,877
Sale of common shares held in trust	171,264	10,814	-	-	(171,264)	-	-	-	10,814
Vesting of restricted share units	545,238	-	-	-	-	-	-	-	-
Vesting of performance-based restricted share units	122,786	-	-	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	37,263	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of equity-based compensation	(251,738)	-	(13,994)	-	-	-	-	-	(13,994)
Equity-based compensation	-	-	25,435	-	-	-	-	-	25,435
Exercise of options and warrants	66,586	1,946	-	-	-	-	-	-	1,946
Cash dividends on common shares	-	-	-	-	-	-	(131,975)	-	(131,975)
Amounts reclassified into earnings, net of taxes	-	-	-	4,174	-	-	-	-	4,174
Changes in fair value of cash flow hedges, net of taxes	-	-	-	4,754	-	-	-	-	4,754
Foreign currency translation adjustment	-	-	-	142,486	-	-	-	-	142,486
Cumulative effect adjustment from adoption of new accounting pronouncement	-	-	1,384	-	-	-	(1,384)	-	-
Acquisition of noncontrolling interest	-	-	698	-	-	-	-	(2,565)	(1,867)
Net income	-	-	-	-	-	-	576,817	603	577,420
Balances at December 31, 2017	263,494,670	$4,187,568	$115,743	$108,413	166,133	$-	$1,856,946	$5,400	$6,274,070

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

	WASTE CONNECTIONS' EQUITY
	COMMON SHARES		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2017	263,494,670	$4,187,568	$115,743	$108,413	166,133	$-	$1,856,946	$5,400	$6,274,070
Sale of common shares held in trust	36,244	2,667	-	-	(36,244)	-	-	-	2,667
Vesting of restricted share units	483,232	-	-	-	-	-	-	-	-
Vesting of performance-based restricted share units	154,181	-	-	-	-	-	-	-	-
Restricted share units released from deferred compensation plan	5,069	-	-	-	-	-	-	-	-
Fair value adjustment for common shares in deferred compensation plan exchanged for other investment options	-	-	(1,734)	-	-	-	-	-	(1,734)
Tax withholdings related to net share settlements of equity-based compensation	(217,850)	-	(15,032)	-	-	-	-	-	(15,032)
Equity-based compensation	-	-	34,600	-	-	-	-	-	34,600
Exercise of warrants	17,571	-	-	-	-	-	-	-	-
Repurchase of common shares	(831,704)	(58,928)	-	-	-	-	-	-	(58,928)
Cash dividends on common shares	-	-	-	-	-	-	(152,550)	-	(152,550)
Amounts reclassified into earnings, net of taxes	-	-	-	(9,071)	-	-	-	-	(9,071)
Changes in fair value of cash flow hedges, net of taxes	-	-	-	1,105	-	-	-	-	1,105
Foreign currency translation adjustment	-	-	-	(175,233)	-	-	-	-	(175,233)
Cumulative effect adjustment from adoption of new accounting pronouncement	-	-	-	-	-	-	13,243	-	13,243
Distributions to noncontrolling interests	-	-		-	-	-	-	(103)	(103)
Net income	-	-	-	-	-	-	546,871	283	547,154
Balances at December 31, 2018	263,141,413	$4,131,307	$133,577	$(74,786)	129,889	$-	$2,264,510	$5,580	$6,460,188

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF U.S. DOLLARS)

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$547,154	$577,420	$247,321
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	10,193	134,491	26,741
Depreciation	572,708	530,187	393,600
Amortization of intangibles	107,779	102,297	70,312
Deferred income taxes, net of acquisitions	77,859	(153,283)	42,298
Amortization of debt issuance costs	4,158	4,341	4,847
Share-based compensation	43,803	39,361	44,772
Interest accretion	14,861	13,822	10,505
Excess tax benefit associated with equity-based compensation	-	-	(5,196)
Payment of contingent consideration recorded in earnings	(11)	(10,012)	(493)
Adjustments to contingent consideration	349	17,754	(2,623)
Other	943	1,611	(1,598)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(37,724)	(38,934)	(5,252)
Prepaid expenses and other current assets	39,758	(51,457)	(21,650)
Accounts payable	16,135	50,012	54,219
Deferred revenue	17,916	4,205	8,016
Accrued liabilities	1,314	(15,002)	(70,041)
Capping, closure and post-closure expenditures	(2,702)	(8,845)	(4,609)
Other long-term liabilities	(3,258)	(10,708)	4,143
Net cash provided by operating activities	1,411,235	1,187,260	795,312

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(830,091)	(410,695)	(17,131)
Cash and restricted cash acquired in the Progressive Waste acquisition	-	-	70,769
Capital expenditures for property and equipment	(546,145)	(479,287)	(344,723)
Proceeds from disposal of assets	5,385	28,432	4,604
Other	(969)	636	(6,100)
Net cash used in investing activities	(1,371,820)	(860,914)	(292,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,022,737	973,754	3,469,289
Principal payments on notes payable and long-term debt	(970,773)	(770,106)	(3,714,044)
Payment of contingent consideration recorded at acquisition date	(6,127)	(17,158)	(16,322)
Change in book overdraft	(839)	8,241	(1,305)
Excess tax benefit associated with equity-based compensation	-	-	5,196
Payments for repurchase of common shares	(58,928)	-	-
Payments for cash dividends	(152,550)	(131,975)	(92,547)
Tax withholdings related to net share settlements of equity-based compensation	(15,032)	(13,994)	(11,497)
Debt issuance costs	(8,630)	(3,667)	(13,506)
Proceeds from sale of common shares held in trust	2,667	10,814	19,870
Other	(103)	851	(3)
Net cash provided by (used in) financing activities	(187,578)	56,760	(354,869)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,290)	1,795	(598)

Net increase (decrease) in cash, cash equivalents and restricted cash	(149,453)	384,901	147,264
Cash, cash equivalents and restricted cash at beginning of year	553,227	168,476	21,254
Plus (less): change in cash held for sale	192	(150)	(42)
Cash, cash equivalents and restricted cash at end of year	$403,966	$553,227	$168,476

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF U.S. DOLLARS)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

	Years Ended December 31,
	2018	2017	2016
Cash paid for income taxes	$52,464	$155,532	$69,589
Cash paid for interest	$124,338	$115,645	$87,654
Accrued capital expenditures for property and equipment	$1,825	$10,447	$24,871

In connection with its acquisitions, the Company assumed liabilities as follows:
Fair value of assets acquired	$1,100,880	$635,361	$6,018,666
Cash and restricted cash acquired	-	-	70,769
Fair value of operations exchanged	-	(81,097)	-
Cash paid and common shares issued for acquisition	(830,091)	(410,695)	(3,520,293)
Working capital settlements receivable	8,507	-	-
Liabilities assumed and notes payable issued to sellers of businesses acquired	$279,296	$143,569	$2,569,142

Non-cash consideration received for asset sales	$-	$12,573	$-

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

Old Waste Connections was incorporated in Delaware on September 9, 1997, and commenced its operations on October 1, 1997, through the purchase of certain solid waste operations in the state of Washington.  The Company (as defined below) is an integrated solid waste services company that provides non-hazardous waste collection, transfer, disposal and recycling services in mostly exclusive and secondary markets in the U.S. and Canada. Through its R360 Environmental Solutions subsidiary, the Company is also a leading provider of non-hazardous exploration and production (“E&P”) waste treatment, recovery and disposal services in several of the most active natural resource producing areas in the U.S. The Company also provides intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities.

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

The accompanying consolidated financial statements relating to Waste Connections, Inc. (together with its subsidiaries, “New Waste Connections,” “Waste Connections” or the “Company”) include the accounts of the Company and its wholly-owned and majority-owned subsidiaries for the years ended December 31, 2018 and 2017. The accompanying consolidated financial statements of the Company are the historical financial statements of Old Waste Connections, together with its subsidiaries, for the year ended December 31, 2016, with the inclusion on June 1, 2016 of the fair value of the assets and liabilities acquired from Progressive Waste and the inclusion of the results of operations from the acquired Progressive Waste operations commencing on June 1, 2016.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents.  As of December 31, 2018 and 2017, cash equivalents consisted of demand money market accounts.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and equivalents, restricted cash, restricted investments and accounts receivable.  The Company maintains cash and equivalents with banks that at times exceed applicable insurance limits.  The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions. The Company’s restricted cash and restricted investments are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes. The Company has not experienced any losses related to its cash and equivalents, restricted cash or restricted investment accounts.  The Company generally does not require collateral on its trade receivables.  Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base.  The Company maintains allowances for losses based on the expected collectability of accounts receivable.

Revenue Recognition and Accounts Receivable

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, non-hazardous exploration and production (“E&P”) waste treatment, recovery and disposal services and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Commercial	$1,452,831	$1,343,590	$969,619
Residential	1,189,148	1,130,842	874,228
Industrial and construction roll off	768,687	707,015	515,966
Total collection	3,410,666	3,181,447	2,359,813
Landfill	1,063,243	988,092	759,586
Transfer	670,129	589,883	395,824
Recycling	92,634	161,730	92,456
E&P	256,262	203,473	132,286
Intermodal and other	139,896	146,749	106,363
Intercompany	(709,889)	(640,886)	(470,465)
Total	$4,922,941	$4,630,488	$3,375,863

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

See Note 14 for additional information regarding revenue by reportable segment.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Revenue by Service Line

Solid Waste Collection

The Company’s solid waste collection business involves the collection of waste from residential, commercial and industrial customers for transport to transfer stations, or directly to landfills or recycling centers. Solid waste collection services include both recurring and temporary customer relationships. The services are performed under service agreements, municipal contracts or franchise agreements with governmental entities. Existing franchise agreements and most of the existing municipal contracts give the Company the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. The standard customer service agreements generally range from one to three years in duration, although some exclusive franchises are for significantly longer periods. Residential collection services are also provided on a subscription basis with individual households. The fees received for collection services are based primarily on the market, collection frequency and level of service, route density, type and volume or weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing, and prices charged by competitors for similar services.

In general, residential collection fees are billed monthly or quarterly in advance. Substantially all of the deferred revenue recognized as of September 30, 2018 was recognized as revenue during the three months ended December 31, 2018 when the service was performed. Commercial customers are typically billed on a monthly basis based on the nature of the services provided during the period. Revenue recognized under these agreements is variable in nature based on the number of residential homes or businesses serviced during the period, the frequency of collection and the volume of waste collected. In addition, certain contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index which are unknown at contract inception.

Solid waste collection revenue from sources other than customer contracts primarily relates to lease revenue associated with compactors. Revenue from these leasing arrangements was not material and represented an insignificant amount of total revenue for each of the reported periods.

Landfill and Transfer Station

Revenue at landfills is primarily generated by charging tipping fees on a per ton and/or per yard basis to third parties based on the volume disposed and the nature of the waste. In general, fees are variable in nature and revenue is recognized at the time the waste is disposed at the facility.

Revenue at transfer stations is primarily generated by charging tipping or disposal fees on a per ton and/or per yard basis. The fees charged to third parties are based primarily on the market, type and volume or weight of the waste accepted, the distance to the disposal facility and the cost of disposal. In general, fees are billed and revenue is recognized at the time the service is performed. Revenue recognized under these agreements is variable in nature based on the volume of waste accepted at the transfer facility.

Many of the Company’s landfill and transfer station customers have entered into one to ten year disposal contracts, most of which provide for annual indexed price increases.

Solid Waste Recycling

Solid waste recycling revenues are generated by offering residential, commercial, industrial and municipal customers recycling services for a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. The Company owns recycling operations and markets collected recyclable materials to third parties for processing before resale. In certain instances, the Company issues recycling rebates to municipal or commercial customers, which can be based on the price it receives upon the sale of recycled commodities, a fixed contractual rate or other measures. The Company also receives rebates when it disposes of recycled commodities at third-party facilities. The fees received are based primarily on the market, type and volume or weight of the materials sold. In general, fees are billed and revenue is recognized at the time title is transferred. Revenue recognized under these agreements is variable in nature based on the volume of materials sold. In addition, the amount of revenue recognized is based on commodity prices at the time of sale, which are unknown at contract inception.

E&P Waste Treatment, Recovery and Disposal

E&P revenue is primarily generated through the treatment, recovery and disposal of non-hazardous exploration and production waste from vertical and horizontal drilling, hydraulic fracturing, production and clean-up activity, as well as other services including closed loop collection systems, the transportation of waste to the disposal facility in certain markets and the sale of recovered products. E&P activity varies across market areas that are tied to the natural resource basins in which the drilling activity occurs and reflects the regulatory environment, pricing and disposal alternatives available in any given market. Revenue recognized under these agreements is variable in nature based on the volume of waste accepted or processed during the period.

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

Other revenues consist primarily of the sale of methane gas generated from the Company’s MSW landfills.

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

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Consolidated Balance Sheet, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company applied the new revenue standard’s practical expedient that permits an entity to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity would have recognized is one year or less. As of December 31, 2018, the Company had $16,846 of deferred sales incentives. During the year ended December 31, 2018, the Company recorded amortization expense of $17,313 for sales incentive costs.

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

The net present value of landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2018 and 2017 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects the Company’s long-term credit adjusted risk free rate as of the end of both 2017 and 2016.  The Company’s inflation rate assumption was 2.5% for the years ended December 31, 2018 and 2017.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

In accordance with the accounting guidance on asset retirement obligations, the final capping, closure and post-closure liability is recorded on the balance sheet along with an offsetting addition to site costs which is amortized to depletion expense on a units-of-consumption basis as remaining landfill airspace is consumed.  The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  Depletion expense resulting from final capping, closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill’s operating life and increase thereafter.  Owned landfills and landfills operated under life-of-site agreements have estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes, that range from approximately 1 to 157 years, with an average remaining life of approximately 29 years.  The costs for final capping, closure and post-closure obligations at landfills the Company owns or operates under life-of-site agreements are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2016 to December 31, 2018:

Final capping, closure and post-closure liability at December 31, 2016	$244,909
Adjustments to final capping, closure and post-closure liabilities	(26,393)
Liabilities incurred	14,598
Accretion expense associated with landfill obligations	11,673
Closure payments	(8,845)
Foreign currency translation adjustment	1,875
Final capping, closure and post-closure liability at December 31, 2017	237,817
Adjustments to final capping, closure and post-closure liabilities	(13,045)
Liabilities incurred	15,685
Accretion expense associated with landfill obligations	12,777
Closure payments	(2,731)
Assumption of closure liabilities from acquisitions	4,408
Foreign currency translation adjustment	(3,129)
Final capping, closure and post-closure liability at December 31, 2018	$251,782

Liabilities incurred of $15,685 and $14,598 for the years ended December 31, 2018 and 2017, respectively, represent non-cash increases to final capping, closure and post-closure liabilities. The Adjustment to final capping, closure and post-closure liabilities primarily consisted of decreases in estimated closure and post closure costs at several of the Company’s landfills, most notably its Chiquita Canyon landfill, and changes to engineering estimates related to proposed expansions as well as timing of closure events and total site capacity. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Consolidated Balance Sheets. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At December 31, 2018 and 2017, $12,325 and $10,121, respectively, of the Company’s restricted cash balance and $44,939 and $45,969, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

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

Cell Processing Reserves

The Company records a cell processing reserve related to its E&P segment for certain locations in Louisiana and Texas for the estimated amount of expenses to be incurred upon the treatment and excavation of oilfield waste received. The cell processing reserve is the future cost to properly treat and dispose of existing waste within the cells at the various facilities. The reserve generally covers estimated costs to be incurred over a period of time up to 24 months, with the current portion representing costs estimated to be incurred in the next 12 months. The estimate is calculated based on current estimated volume in the cells, estimated percentage of waste treated, and historical average costs to treat and excavate the waste. The processing reserve represents the estimated costs to process the volumes of oilfield waste on-hand for which revenue has been recognized. At December 31, 2018 and 2017, the current portion of cell processing reserves was $2,835 and $2,984, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. At December 31, 2018 and 2017, the long-term portion of cell processing reserves was $1,211 and $943, respectively, which is included in Other long-term liabilities in the Consolidated Balance Sheets.

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

The Company elected to early adopt the guidance issued by the FASB “Simplifying the Test for Goodwill Impairment” on January 1, 2017. The new guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. As such, the impairment analysis is only one step. In this step, the Company estimates the fair value of each of its reporting units, which consisted of testing its five geographic solid waste operating segments and its E&P segment at December 31, 2016 and its five geographic solid waste operating segments at December 31, 2017 and 2018, using discounted cash flow analyses. The Company did not test its E&P segment for goodwill impairment at December 31, 2017 and 2018 because the carrying value of its goodwill was $0. The Company compares the fair value of each reporting unit with the carrying value of the net assets assigned to each reporting unit.  If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results.  If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

During the Company’s annual impairment analysis of its solid waste operations, the Company determined the fair value of each of its five geographic operating segments at December 31, 2016, 2017 and 2018 and each indefinite-lived intangible asset within those segments using discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates.  The cash flows employed in the Company’s 2018 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2019 annual budget developed internally by management.  These forecasts reflect operating profit margins that were consistent with 2018 results and perpetual revenue growth rates of 4.5%. The Company’s discount rate assumptions are based on an assessment of the market participant rate which approximated 6.7%.  In assessing the reasonableness of the Company’s determined fair values of its reporting units, the Company evaluates its results against its current market capitalization. The Company did not record an impairment charge to its geographic operating segments as a result of its annual goodwill and indefinite-lived intangible assets impairment tests for the years ended December 31, 2016, 2017 or 2018.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

During the year ended December 31, 2016, the Company did not record any impairment charges related to goodwill as discussed below; however, the results of the Company’s 2016 annual impairment testing indicated that the carrying value of its E&P segment exceeded its fair value by more than $77,343, which was the carrying value of goodwill at its E&P segment at December 31, 2016.  Upon adopting this accounting guidance in the first quarter of 2017, the Company performed an updated impairment test for its E&P segment. The impairment test involved measuring the recoverability of goodwill by comparing the E&P segment’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using an income approach employing a discounted cash flow (“DCF”) model. The DCF model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the operating locations comprising the E&P segment. This was based on a number of key assumptions, including, but not limited to, a discount rate of 11.7%, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas exploration and production activity during the forecast period, gross margins based on estimated operating expense requirements during the forecast period and estimated capital expenditures over the forecast period, all of which were classified as Level 3 in the fair value hierarchy. The impairment test showed the carrying value of the E&P segment continued to exceed its fair value by an amount in excess of the carrying amount of goodwill, or $77,343. Therefore, the Company recorded an impairment charge of $77,343, consisting of the carrying amount of goodwill at its E&P segment at January 1, 2017, to Impairments and other operating charges in the Consolidated Statements of Net Income during the year ended December 31, 2017.

For the Company’s annual impairment analysis of its E&P segment for the year ended December 31, 2016, the Company performed its Step 1 assessment of its E&P segment. The Step 1 assessment involved measuring the recoverability of goodwill by comparing the E&P segment’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using an income approach employing a DCF model. The DCF model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the operating locations comprising the E&P segment. This was based on a number of key assumptions, including, but not limited to, a discount rate of 12%, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas E&P activity during the forecast period, gross margins based on estimated operating expense requirements during the forecast period and estimated capital expenditures over the forecast period, all of which were classified as Level 3 in the fair value hierarchy. As a result of the Step 1 assessment, the Company determined that the E&P segment did not pass the Step 1 test because the carrying value exceeded the estimated fair value of the reporting unit. The Company then performed the Step 2 test to determine the fair value of goodwill for its E&P segment. Based on the Step 1 and Step 2 analyses, the Company did not record an impairment charge to its E&P segment as a result of its goodwill impairment test during the year ended December 31, 2016. Additionally, the Company evaluated the recoverability of the E&P segment’s indefinite-lived intangible assets (other than goodwill) by comparing the estimated fair value of each indefinite-lived intangible asset to its carrying value. The Company estimated the fair value of the indefinite-lived intangible assets using an excess earnings approach. Based on the result of the recoverability test, the Company determined that the carrying value of certain indefinite-lived intangible assets within the E&P segment exceeded their fair value and were therefore not recoverable. The Company recorded an impairment charge to Impairments and other operating items in the Consolidated Statements of Net Income on certain indefinite-lived intangible assets within its E&P segment of $156 during the year ended December 31, 2016.

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

During the year ended December 31, 2018, the Company did not record an impairment charge for property and equipment. During the year ended December 31, 2017, the Company recorded an $11,038 impairment charge, which is included in Impairments and other operating items in the Consolidated Statements of Net Income, for property and equipment associated with a project to develop a new landfill in its Central segment that the Company is no longer pursuing. During the year ended December 31, 2016, the Company recorded a $2,653 impairment charge, which is included in Impairments and other operating items in the Consolidated Statements of Net Income, for property and equipment at four E&P disposal facilities that were permanently closed in 2016 as a result of operating losses incurred.

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

Restricted Cash and Restricted Investments

As of December 31, 2018, restricted cash consists of $66,573 of restricted cash for the settlement of workers’ compensation and auto liability insurance claims associated with the Company’s insurance programs, funds deposited of $12,325 in connection with landfill final capping, closure and post-closure obligations and $5,763 of restricted cash for other financial assurance requirements.  As of December 31, 2018, restricted investments consist of funds deposited of $44,939 in connection with landfill final capping, closure and post-closure obligations and $2,547 of restricted investments for other financial assurance requirements. Proceeds from these financing arrangements are directly deposited into segregated accounts, and the Company does not have the ability to utilize the funds in regular operating activities.  See Note 9 for further information on restricted cash and restricted investments.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and fuel hedges.  As of December 31, 2018 and 2017, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of December 31, 2018 and 2017, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy.  The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of December 31, 2018 and 2017, are as follows:

	Carrying Value at December 31,		Fair Value* at December 31,
	2018	2017	2018	2017
4.00% Senior Notes due 2018	$-	$50,000	$-	$50,223
5.25% Senior Notes due 2019	$175,000	$175,000	$177,870	$182,547
4.64% Senior Notes due 2021	$100,000	$100,000	$101,292	$104,985
2.39% Senior Notes due 2021	$150,000	$150,000	$144,305	$146,855
3.09% Senior Notes due 2022	$125,000	$125,000	$120,682	$124,532
2.75% Senior Notes due 2023	$200,000	$200,000	$188,363	$194,660
3.24% Senior Notes due 2024	$150,000	$150,000	$142,877	$149,133
3.41% Senior Notes due 2025	$375,000	$375,000	$355,541	$375,311
3.03% Senior Notes due 2026	$400,000	$400,000	$367,143	$388,760
3.49% Senior Notes due 2027	$250,000	$250,000	$234,243	$250,029
4.25% Senior Notes due 2028	$500,000	$-	$506,100	$-

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Credit Agreement (defined below).  The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at December 31, 2018 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At December 31, 2018, the Company’s derivative instruments included 17 interest rate swap agreements as follows:

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
April 2014	$100,000	1.800%	1-month LIBOR	July 2014	July 2019
May 2014	$50,000	2.344%	1-month LIBOR	October 2015	October 2020
May 2014	$25,000	2.326%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
April 2016	$100,000	1.000%	1-month LIBOR	February 2017	February 2020
June 2016	$75,000	0.850%	1-month LIBOR	February 2017	February 2020
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.900%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.890%	1-month LIBOR	January 2018	January 2021
August 2017	$100,000	1.900%	1-month LIBOR	July 2019	July 2022
August 2017	$200,000	2.200%	1-month LIBOR	October 2020	October 2025
August 2017	$150,000	1.950%	1-month LIBOR	February 2020	February 2023
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025
December 2018	$200,000	2.850%	1-month LIBOR	July 2022	July 2027

* Plus applicable margin.

Another of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the price of diesel fuel.  The Company’s strategy to achieve that objective involves periodically entering into fuel hedges that are specifically designated to certain forecasted diesel fuel purchases and accounted for as cash flow hedges.  At December 31, 2018, the Company had no fuel hedge agreements in place.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2018, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$10,737	Other long-term liabilities	$(9,314)
	Other assets, net	10,675
Total derivatives designated as cash flow hedges		$21,412		$(9,314)

(a)       Represents the estimated amount of the existing unrealized gains on interest rate swaps as of December 31, 2018 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

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

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the years ended December 31, 2018, 2017 and 2016:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCIL on Derivatives, Net of Tax (Effective Portion)(a)			Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCIL into Earnings, Net of Tax (Effective Portion)(b), (c)
	Years Ended December 31,				Years Ended December 31,
	2018	2017	2016		2018	2017	2016
Interest rate swaps	$(892)	$3,795	$9,192	Interest expense	$(4,167)	$2,062	$4,939
Fuel hedges	1,997	959	2,363	Cost of operations	(4,904)	2,112	3,607
Total	$1,105	$4,754	$11,555		$(9,071)	$4,174	$8,546

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

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts.  There was no significant ineffectiveness recognized on the fuel hedges during the years ended December 31, 2018, 2017 and 2016.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

On December 22, 2017, the U.S. Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act, enacted on December 22, 2017, is comprehensive tax legislation which makes broad and complex changes to the U.S. tax code that affected 2017 and subsequent years. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

In connection with the Company’s analysis of the Tax Act, a discrete net income tax benefit of $269,804 was recorded in the year ended December 31, 2017. This net income tax benefit was primarily the result of the reduction to the corporate income tax rate from 35 percent to 21 percent. Additionally, the Tax Act’s one-time deemed repatriation transition tax (the “Transition Tax”) on certain unrepatriated earnings of non-U.S. subsidiaries is a tax on previously untaxed accumulated and current earnings and profits of certain of the Company’s non-U.S. subsidiaries. To determine the amount of the Transition Tax, the Company had to determine, in addition to other factors, the amount of post-1986 earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $1,000 for the year ended December 31, 2017. The Transition Tax, which has now been determined to be complete, resulted in a total Transition Tax obligation of $746 with a corresponding adjustment of $254 to income tax expense for the year ended December 31, 2018. Further, as it relates to the Company’s policy regarding the accounting for the tax impacts of global intangible low-taxed income, it has elected to record the tax impacts as period costs.

Additionally, in conjunction with the Tax Act, the Company recorded a provisional deferred income tax expense of $62,350 for the year ended December 31, 2017 associated with a portion of its U.S. earnings no longer permanently reinvested. During the year ended December 31, 2018, the Company recorded a deferred income tax expense of $6,429 associated with refinements to the prior year estimate as a measurement period adjustment pursuant to SAB 118.  This resulted in total deferred income tax expense of $68,779 which has now been determined to be complete.

Share-Based Compensation

The fair value of restricted share unit (“RSU”) awards is determined based on the number of RSUs granted and the closing price of the common shares in the capital of the Company adjusted for future dividends.  The fair value of deferred share unit (“DSU”) awards is determined based on the number of DSUs granted and the closing price of the common shares in the capital of the Company.

Compensation expense associated with outstanding performance-based restricted share unit (“PSU”) awards is measured using the fair value of the Company’s common shares adjusted for future dividends and is based on the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized ratably over the performance period. Compensation expense is only recognized for those awards that the Company expects to vest, which it estimates based upon an assessment of the probability that the performance criteria will be achieved.

All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award adjusted for future dividends, and is recognized on a straight-line basis as expense over the employee’s requisite service period.  The Company recognizes gross share compensation expense with actual forfeitures as they occur.

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

Share-based compensation expense recognized during the years ended December 31, 2018, 2017 and 2016, was $43,803 ($32,774 net of taxes), $39,361 ($25,608 net of taxes) and $44,772 ($28,680 net of taxes), respectively. This share-based compensation expense includes RSUs, PSUs, DSUs, share option and warrant expense. The share-based compensation expense totals include amounts associated with the Progressive Waste share-based compensation plans, continued by the Company following the Progressive Waste acquisition, which allow for the issuance of shares or cash settlement to employees upon vesting.  The Company records share-based compensation expense in Selling, general and administrative expenses in the Consolidated Statements of Net Income.  The total unrecognized compensation cost at December 31, 2018, related to unvested RSU awards was $37,736 and this future expense will be recognized over the remaining vesting period of the RSU awards, which extends to 2022. The weighted average remaining vesting period of the RSU awards is 1.1 years.  The total unrecognized compensation cost at December 31, 2018, related to unvested PSU awards was $17,331 and this future expense will be recognized over the remaining vesting period of the PSU awards, which extends to 2022. The weighted average remaining vesting period of PSU awards is 1.1 years.

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

As of December 31, 2018, the Company had $156 of unrecognized compensation cost for restricted share units under the Progressive Waste share-based compensation plans. As of December 31, 2018 and 2017, the Company had a liability of $9,799 and $10,785, respectively, representing the December 31, 2018 and 2017 fair values, respectively, of outstanding Progressive Waste restricted share units. For the years ended December 31, 2018 and 2017, the fair value was calculated using the number of shares granted and the closing price of the common shares in the capital of the Company.

Performance-Based Restricted Share Units - Progressive Waste Plans

The Company recorded a liability of $7,218 at June 1, 2016 associated with the fair value of the Progressive Waste performance-based restricted share units outstanding. As of December 31, 2018, 2017 and 2016, the Company had a liability of $1,923, $3,500 and $3,435, respectively, representing the December 31, 2018, 2017 and 2016 fair values, respectively, of outstanding Progressive Waste performance-based restricted share units, less unrecognized compensation cost. The fair value was calculated using the volume weighted average price of the Company’s shares for the five preceding business days as of December 31, 2018, 2017 and 2016 which were $73.06, $71.50, and $52.79, respectively. All remaining unvested Progressive Waste performance-based restricted share units vested during the year ended December 31, 2018.

Share Based Options – Progressive Waste Plans

The Company recorded a liability of $13,022 at June 1, 2016 associated with the fair value of the Progressive Waste share based options outstanding. The fair value was calculated using a Black-Scholes pricing model with the following weighted average assumptions for the years ended December 31, 2018 and 2017 and for the period from the June 1, 2016 Progressive Waste acquisition to December 31, 2016:

	Year ended December 31, 2018	Year ended December 31, 2017	June 1, 2016 to December 31, 2016
Expected remaining life	2.50 years	0.92 to 2.30 years	1.05 to 3.30 years
Share volatility	14.86%	12.09% to 26.07%	10.35% to 32.92%
Discount rate	2.51%	1.75% to 1.92%	0.92% to 1.66%
Annual dividend rate	0.86%	0.79%	0.92%

All remaining unvested Progressive Waste share based options vested during the year ended December 31, 2017. As of December 31, 2018, 2017 and 2016, the Company had a liability of $8,812, $10,751 and $18,529, respectively, representing the December 31, 2018, 2017 and 2016 fair value, respectively, of outstanding Progressive Waste share based options.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Per Share Information

Basic net income per share attributable to holders of the Company’s common shares is computed using the weighted average number of common shares outstanding and vested and unissued restricted share units deferred for issuance into the deferred compensation plan.  Diluted net income per share attributable to holders of the Company’s common shares is computed using the weighted average number of common and potential common shares outstanding.  Potential common shares are excluded from the computation if their effect is anti-dilutive.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2018, 2017 and 2016, was $5,029, $5,047 and $3,960, respectively, which is included in Selling, general and administrative expense in the Consolidated Statements of Net Income.

Insurance Liabilities

As a result of its insurance policies, the Company is effectively self-insured for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability, and directors’ and officers’ liability as well as for employee group health insurance, property and workers’ compensation.  The Company’s insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company’s management with assistance from its third-party actuary and its third-party claims administrator.  The insurance accruals are influenced by the Company’s past claims experience factors, which have a limited history, and by published industry development factors.  At December 31, 2018 and 2017, the Company’s total accrual for self-insured liabilities was $119,506 and $122,162, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets.  For the years ended December 31, 2018, 2017 and 2016, the Company recognized $146,940, $141,405 and $106,675, respectively, of self-insurance expense which is included in Cost of operations and Selling, general and administrative expense in the Consolidated Statements of Net Income.

New Accounting Pronouncements

Accounting Standards Adopted

Revenue From Contracts With Customers. In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers.  The standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 for public entities.  The Company adopted the amended guidance using the modified retrospective method as of January 1, 2018 for all ongoing customer contracts. The Company’s results of operations for the reported periods after January 1, 2018 are presented under this amended guidance, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting guidance.

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

For contracts with an effective term greater than one year, the Company applied the standard’s practical expedient that permits the exclusion of unsatisfied performance obligations as the Company’s right to consideration corresponds directly to the value provided to the customer for services completed to date and all future variable consideration is allocated to wholly unsatisfied performance obligations. The Company also applied the standard’s optional exemption for performance obligations related to contracts that have an original expected duration of one year or less. The Company applied the standard’s practical expedient that permits an entity to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity would have recognized is one year or less. See “Revenue Recognition and Accounts Receivable” within this Note 1 for additional information and disclosures related to this amended guidance.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued guidance that addresses eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice.  The new standard was effective for public companies for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The guidance requires application using a retrospective transition method.  The Company adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated statements of cash flows.

Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. In October 2016, the FASB issued guidance that eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. The new guidance was effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Statement of Cash Flows: Restricted Cash. In November 2016, the FASB issued guidance that requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities are also required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The new standard was effective for public companies for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company adopted this guidance as of January 1, 2018. All prior periods have been adjusted to conform to the current period presentation, which resulted in an increase in cash used in investing activities of $34,359 for the year ended December 31, 2018 and a decrease in cash used in investing activities of $105,317 and $3,814, respectively, for the years ended December 31, 2017 and 2016.

Stock Compensation: Scope of Modification Accounting. In May 2017, the FASB issued guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new standard was effective prospectively for all companies for annual periods beginning on or after December 15, 2017.  The Company adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The Tax Act’s one-time deemed repatriation transition tax (the “Transition Tax”) on certain unrepatriated earnings of non-U.S. subsidiaries is a tax on previously untaxed accumulated and current earnings and profits of certain of the Company’s non-U.S. subsidiaries. To determine the amount of the Transition Tax, the Company had to determine, in addition to other factors, the amount of post-1986 earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. In 2017, the Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $1,000. The Transition Tax, which has now been determined to be complete, resulted in recording a total Transition Tax obligation of $746 with a corresponding adjustment of $254 to income tax expense for the year ended December 31, 2018. Further, as it relates to the Company’s policy regarding the accounting for the tax impacts of global intangible low-taxed income, it has elected to record the tax impacts as period costs.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Additionally, in conjunction with the Tax Act, the Company recorded a provisional deferred income tax expense of $62,350 for the year ended December 31, 2017 associated with a portion of its U.S. earnings no longer permanently reinvested. During the year ended December 31, 2018, the Company recorded a deferred income tax expense of $6,429 associated with refinements to the prior year estimate as a measurement period adjustment pursuant to SAB 118.  This resulted in total deferred income tax expense of $68,779 which has now been determined to be complete.

Accounting Standards Pending Adoption

Lease Accounting. In February 2016, the FASB issued guidance that requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The new standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The FASB issued new guidance in July 2018, which amended the guidance to allow the issuer to elect from two adoption alternatives: 1) apply the new guidance at the beginning of the earliest comparative period presented; or 2) apply the new guidance at the effective date and recognize a cumulative-effect adjustment, without adjusting the comparative periods presented.

The Company adopted the new standard on January 1, 2019 and elected to apply the new guidance at the effective date and recognize a cumulative-effect adjustment, without adjusting the comparative periods presented. The Company also applied the package of practical expedients to leases that commenced before the effective date whereby the Company elected not to reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) whether initial direct costs exist for any existing leases.

The Company has substantially completed its assessment of the provisions of the lease accounting guidance and implementation of its leasing software solution to manage and account for leases under the new standard.  The Company is currently assessing the disclosure requirements under the new standard and it anticipates disclosing additional information, as necessary, to comply with the new standard.  As of January 1, 2019, the Company expects to recognize a right-of-use liability for its operating leases of approximately $207,300 classified as accrued liabilities and other long-term liabilities, a corresponding right-of-use asset of approximately $206,700 classified as other assets in its consolidated balance sheet, a reduction to deferred income tax liabilities of approximately $1,100 and a cumulative-effect adjustment to increase retained earnings of approximately $500. The Company does not expect the adoption of the new standard to have a material impact on its consolidated statements of net income or consolidated statements of cash flows.

Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued guidance which introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables, which will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The standard will be effective for public business entities that are SEC filers for annual periods beginning after December 15, 2019 and interim periods within those years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

SEC Simplified and Updated Disclosure Requirements. In August 2018, the SEC amended its rules to require an analysis of changes in stockholders’ equity in the financial statements included in Quarterly Reports on Form 10-Q. The analysis, which can be presented as a note or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amended rules will become effective 30 days after they are published in the Federal Register; however, the SEC’s Division of Corporation Finance issued a Compliance and Disclosure Interpretation (the “CDI”) that provides transition guidance related to this new disclosure. The CDI states that the amendments are effective for all filings made on or after the effective date; however, it also states that SEC staff would not object if a filer’s first presentation of the changes in stockholders’ equity was included in its Form 10-Q for the quarter that begins after the effective date of the amendments, which is the quarter ending March 31, 2019 for the Company. The Company will be including these additional disclosures beginning with its first quarter Form 10-Q in 2019.

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

Progressive Waste Acquisition

As described in Note 1, on June 1, 2016, pursuant to the Merger Agreement, Merger Sub merged with and into Old Waste Connections in an all-stock business combination with Old Waste Connections continuing as the surviving corporation and an indirect wholly-owned subsidiary of New Waste Connections. The term “Progressive Waste acquisition” is used herein to refer to the transaction completed under the Merger Agreement, and the term “Progressive Waste” is used herein in the context of references to Progressive Waste Solutions Ltd. and its shareholders prior to the completion of the Progressive Waste acquisition on June 1, 2016. The financial statements presented herein for the years ended December 31, 2018 and 2017 include the accounts of New Waste Connections. The financial statements presented herein for the year ended December 31, 2016 are the historical financial statements of Old Waste Connections with the inclusion on June 1, 2016 of the fair value of the identifiable assets and liabilities acquired from Progressive Waste and the inclusion of the results of operations from the acquired Progressive Waste operations commencing on June 1, 2016.

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

The following table summarizes the consideration transferred to acquire Progressive Waste and the amounts of identifiable assets acquired and liabilities assumed:

Fair value of consideration transferred:
Shares issued	$3,503,162
Debt assumed	1,729,274
5,232,436
Less: cash and restricted cash acquired	(70,769)
Net fair value of consideration transferred	5,161,667

Recognized amounts of identifiable assets acquired and liabilities assumed associated with the business acquired:
Accounts receivable	231,709
Prepaid expenses and other current assets	28,623
Restricted investments	11,550
Property and equipment	2,063,011
Contracts	223,885
Customer lists	191,679
Other intangibles	218,499
Other long-term assets	4,491
Accounts payable and accrued liabilities	(264,992)
Deferred revenue	(35,635)
Contingent consideration	(19,412)
Other long-term liabilities	(185,774)
Deferred income taxes	(329,552)
Total identifiable net assets	2,138,082
Goodwill	$3,023,585

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

Contingent consideration acquired consisted primarily of two amounts payable to the former owners of an acquisition completed by Progressive Waste in 2015. The first contingent amount payable was based on the acquired operations exceeding earnings targets specified in the purchase agreement over a one-year period ending September 30, 2017. There was no limit to this contingent amount payable under the terms of the purchase agreement, the fair value of which was recorded as $10,452 of additional purchase consideration in 2016, based upon applying a discount rate of 2.0% to the probability assessment of the expected future cash flows over the period in which the obligation was expected to be settled. During the year ended December 31, 2017, the Company recorded $9,631 to Impairments and other operating items in the Consolidated Statements of Net Income to increase the fair value of the amount payable under this liability-classified contingent consideration arrangement. The Company paid this liability in the fourth quarter of 2017. The second contingent amount payable had a maximum possible payment of $5,000, representing a purchase price holdback payable to the former owners subject to the satisfaction of various business performance conditions through December 31, 2016, which was paid during the year ended December 31, 2017.

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

The Company incurred $31,408 of acquisition-related costs for the Progressive Waste acquisition during the year ended December 31, 2016.  These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

Other Acquisitions

In December 2018, the Company acquired American Disposal Services, Inc. and certain affiliates (together, “American”), one of the largest privately-owned solid waste collection and recycling businesses in the Mid-Atlantic, with total annual revenues of approximately $175,000. American serves approximately 400,000 customers in Virginia, Maryland, Georgia and Colorado. The fair value of certain assets acquired and liabilities assumed with the American acquisition are provisional pending analysis expected to be completed in the first quarter of 2019.

In addition to the acquisition of American, the Company acquired 19 individually immaterial non-hazardous solid waste collection, recycling, transfer and disposal businesses during the year ended December 31, 2018. The purchase price for one of these acquisitions included contingent consideration of $11,593, representing the fair value of up to $12,582 of amounts payable to the former owners based on the achievement of certain operating targets specified in the asset purchase agreement. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the three-year period in which the obligation is expected to be settled, and applying a discount rate of 2.7%. As of December 31, 2018, the obligation recognized at the purchase date has not materially changed. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled. The total acquisition-related costs incurred during the year ended December 31, 2018 for these acquisitions was $8,607. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

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

In addition to the acquisition of Groot, the Company acquired 13 individually immaterial non-hazardous solid waste collection businesses during the year ended December 31, 2017. The total acquisition-related costs incurred during the year ended December 31, 2017 for these acquisitions was $5,700. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company acquired 12 individually immaterial non-hazardous solid waste collection businesses during the year ended December 31, 2016. The total acquisition-related costs incurred during the year ended December 31, 2016 for these acquisitions was $1,968. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

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

The following table summarizes the consideration transferred to acquire these businesses and the amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the years ended December 31, 2018, 2017 and 2016:

	2018 Acquisitions	2017 Acquisitions	2016 Acquisitions
Fair value of consideration transferred:
Cash	$830,091	$410,695	$17,131
Debt assumed	210,461	56,958	-
Notes issued to sellers	-	13,460	-
Fair value of operations exchanged	-	81,097	-
Working capital settlements receivable	(8,507)	-	-
	1,032,045	562,210	17,131
Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	23,682	19,228	833
Prepaid expenses and other current assets	4,614	10,722	477
Property and equipment	437,914	169,433	4,735
Long-term franchise agreements and contracts	10,888	54,674	-
Indefinite-lived intangibles	-	5,830	-
Customer lists	133,387	33,529	8,508
Permits and other intangibles	23,935	27,261	-
Other assets	19	3,052	261
Accounts payable and accrued liabilities	(25,005)	(12,020)	(2,867)
Deferred revenue	(16,238)	(6,883)	(659)
Contingent consideration	(11,669)	(2,885)	(977)
Other long-term liabilities	(15,532)	(1,080)	-
Deferred income taxes	(391)	(50,283)	-
Total identifiable net assets	565,604	250,578	10,311
Goodwill	$466,441	$311,632	$6,820

Goodwill acquired in 2018 totaling $455,283 is expected to be deductible for tax purposes. Goodwill acquired in 2017 totaling $62,887 is expected to be deductible for tax purposes. The 2016 acquisitions of 12 non-hazardous solid waste collection businesses resulted in goodwill acquired in 2016 totaling $6,820, which is expected to be deductible for tax purposes.

The fair value of acquired working capital related to seven individually immaterial acquisitions completed during the year ended December 31, 2018, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these seven acquisitions are not expected to be material to the Company’s financial position.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2018, was $27,795, of which $4,113 was expected to be uncollectible.  The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2017, was $20,746, of which $1,518 was expected to be uncollectible.  The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2016, was $1,316, of which $483 was expected to be uncollectible.  The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

Pro Forma Results of Operations

The following pro forma results of operations assume that the Company’s acquisition of Progressive Waste and its other acquisitions that were collectively insignificant, occurring during the year ended December 31, 2016, were acquired as of January 1, 2016 (unaudited):

Year Ended December 31, 2016
Total revenue	$4,184,871
Net income	$350,228
Basic income per share	$2.00
Diluted income per share	$1.99

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

4.       ASSETS HELD FOR SALE

During the year ended December 31, 2018, the Company’s Southern segment completed the sale of two operations in the Louisiana market for total cash consideration of $2,000. Due to modifications to its divestiture plan and changes in the fair market value of the divested operations, the Company reversed $5,990 of expenses recognized in prior periods to Impairments and other operating items in the Consolidated Statements of Net Income to adjust the carrying cost of these assets to fair market value.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company’s assets and liabilities held for sale as of December 31, 2018 and 2017, were comprised of the following:

	December 31,
	2018	2017
Current assets held for sale:
Cash and equivalents	$-	$192
Accounts receivable	-	1,185
Other current assets	-	219
	$-	$1,596
Long-term assets held for sale:
Property and equipment	$-	$12,623
Other assets	-	2
	$-	$12,625
Current liabilities held for sale:
Accounts payable	$-	$804
Accrued liabilities	-	215
Deferred revenue	-	1,136
	$-	$2,155

5.       INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2018:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$476,833	$(157,986)	$-	$318,847
Customer lists	530,614	(232,461)	-	298,153
Permits and other	338,601	(49,195)	-	289,406
	1,346,048	(439,642)	-	906,406
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	-	-	158,591
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,507)	21,348
	260,729	-	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,606,777	$(439,642)	$(38,507)	$1,128,628

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the year ended December 31, 2018 was 16.3 years. The weighted-average amortization period of customer lists acquired during the year ended December 31, 2018 was 10.0 years.  The weighted-average amortization period of finite-lived permits and other acquired during the year ended December 31, 2018 was 40.0 years.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$481,293	$(123,591)	$-	$357,702
Customer lists	405,683	(180,440)	-	225,243
Permits and other	317,984	(35,715)	-	282,269
	1,204,960	(339,746)	-	865,214
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	-	-	158,591
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,507)	21,348
	260,729	-	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,465,689	$(339,746)	$(38,507)	$1,087,436

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2019	$119,602
For the year ending December 31, 2020	$105,744
For the year ending December 31, 2021	$92,588
For the year ending December 31, 2022	$79,339
For the year ending December 31, 2023	$67,236

6.       PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2018	2017
Landfill site costs	$3,981,870	$3,606,427
Rolling stock	1,736,673	1,507,905
Land, buildings and improvements	963,903	867,941
Containers	682,990	587,799
Machinery and equipment	660,961	590,048
Construction in progress	25,692	33,886
	8,052,089	7,194,006
Less accumulated depreciation and depletion	(2,883,093)	(2,373,072)
	$5,168,996	$4,820,934

The Company’s landfill depletion expense, recorded in Depreciation in the Consolidated Statements of Net Income, for the years ended December 31, 2018, 2017 and 2016, was $206,404, $196,314 and $143,940, respectively.

As of December 31, 2017, certain assets and liabilities associated with the Company’s Southern segment met the held for sale criteria. As a result, property and equipment totaling $12,623, net of accumulated depreciation, have been reclassified to long-term assets held for sale on the accompanying Consolidated Balance Sheets at December 31, 2017. See Note 4 for additional discussion.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

7.       ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2018	2017
Insurance claims	$119,506	$122,162
Payroll and payroll-related	87,136	86,436
Interest payable	16,971	15,595
Share-based compensation plan liability – current portion	6,209	4,407
Environmental remediation reserve – current portion	3,592	2,315
Cell processing reserve – current portion	2,835	2,984
Unrealized cash flow hedge losses	-	903
Other	53,295	43,237
	$289,544	$278,039

As of December 31, 2017, certain assets and liabilities associated with the Company’s Southern segment met the held for sale criteria. As a result, accrued liabilities totaling $215 have been reclassified to current liabilities held for sale on the accompanying Consolidated Balance Sheets at December 31, 2017. See Note 4 for additional discussion.

8.       LONG-TERM DEBT

The following table presents the Company’s long-term debt as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Revolver under Credit Agreement	$481,610	$192,101
Term loan under Credit Agreement	1,237,500	1,637,500
2018 Senior Notes	-	50,000
2019 Senior Notes	175,000	175,000
2021 Senior Notes	100,000	100,000
New 2021 Senior Notes	150,000	150,000
2022 Senior Notes	125,000	125,000
2023 Senior Notes	200,000	200,000
2024 Senior Notes	150,000	150,000
2025 Senior Notes	375,000	375,000
2026 Senior Notes	400,000	400,000
2027 Senior Notes	250,000	250,000
2028 Senior Notes	500,000	-
Tax-exempt bonds	15,930	95,430
Notes payable to sellers and other third parties, bearing interest ranging from 2.75% to 24.81%, principal and interest payments due periodically with due dates ranging from 2019 to 2036 (a)	14,653	26,290
	4,174,693	3,926,321
Less – current portion	(1,786)	(11,659)
Less – debt issuance costs	(19,442)	(15,090)
	$4,153,465	$3,899,572

(a) Interest rates represent the interest rates incurred at December 31, 2018.

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

On June 1, 2016, the Company also entered into several financing agreements, including that certain Revolving Credit and Term Loan Agreement (the “2016 Credit Agreement”) with Bank of America, N.A., acting through its Canada Branch, as global agent, the swing line lender and letter of credit issuer, Bank of America, N.A., as the U.S. Agent and a letter of credit issuer, the lenders thereunder and any other financial institutions from time to time party thereto, and a Master Note Purchase Agreement (as supplemented by the First Supplement dated as of February 13, 2017 (the “2016 First Supplement”) and as amended, restated, amended and restated, assumed, supplemented or modified from time to time, the “2016 NPA”) with certain accredited institutional investors, as more fully described below. Proceeds from the borrowings under the 2016 Credit Agreement were used initially to refinance indebtedness of the Company and its subsidiaries under the Prior Credit Agreements and for the payment of transaction fees and expenses related to the Progressive Waste acquisition. The Company used proceeds from the sale of the New 2021 Senior Notes, 2023 Senior Notes and the 2026 Senior Notes (defined below) to refinance existing indebtedness and for general corporate purposes.

Credit Agreement

As described above, on June 1, 2016, the Company entered into the 2016 Credit Agreement. On March 21, 2018, the 2016 Credit Agreement was amended and restated in its entirety pursuant to an Amended and Restated Revolving Credit and Term Loan Agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) entered into by the Company, Bank of America, N.A., acting through its Canada Branch, as global agent, the swing line lender and letter of credit issuer, Bank of America, N.A., as the U.S. Agent and a letter of credit issuer, the lenders (the “Lenders”) and any other financial institutions from time to time party thereto. Entry into the Credit Agreement, among other things, extended the scheduled maturity of the relevant indebtedness and facilitated the release of each of the Company’s subsidiaries guaranteeing the obligations under the 2016 Credit Agreement. There are no subsidiary guarantors under the Credit Agreement. The Credit Agreement has a scheduled maturity date of March 21, 2023.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Details of the Credit Agreement are as follows:

	December 31,
	2018	2017
Revolver under Credit Agreement
Available	$955,779	$1,149,813
Letters of credit outstanding	$125,111	$220,586
Total amount drawn, as follows:	$481,610	$192,101
Amount drawn – U.S. LIBOR rate loan	357,000	-
Interest rate applicable – U.S. LIBOR rate loan	3.62%	Not applicable
Interest rate margin – U.S. LIBOR rate loan	1.10%	Not applicable
Amount drawn – Canadian prime rate loan	$-	$16,739
Interest rate applicable - Canadian prime rate loan	Not applicable	3.45%
Interest rate margin – Canadian prime rate loan	Not applicable	0.25%
Amount drawn – Canadian bankers’ acceptance	$124,610	$175,362
Interest rate applicable – Canadian bankers’ acceptance	3.40%	2.64%
Interest rate acceptance fee – Canadian bankers’ acceptance	1.10%	1.20%
Commitment – rate applicable	0.12%	0.15%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$1,237,500	$1,637,500
Interest rate applicable – U.S. based LIBOR loan	3.62%	2.77%
Interest rate margin – U.S. based LIBOR loan	1.10%	1.20%

Pursuant to the terms and conditions of the Credit Agreement, the Lenders remain committed to providing a $3,200,000 credit facility to the Company, consisting of (i) revolving advances up to an aggregate principal amount of $1,562,500 at any one time outstanding, and (ii) a term loan in an aggregate principal amount of $1,637,500, which term loan was fully drawn at closing of the 2016 Credit Agreement and remained and continued to be fully drawn at closing of the Credit Agreement. Since that time, the term loan has been reduced by $400,000. As part of the aggregate commitments under the revolving advances, the Credit Agreement provides for letters of credit to be issued at the request of the Company in an aggregate amount not to exceed $320,000 and for swing line loans to be issued at the request of the Company in an aggregate amount not to exceed the lessor of $75,000 and the aggregate commitments under the revolving advances. Both the letter of credit sublimit and the swing line sublimit are part of, and not in addition to, the aggregate commitments under the revolving advances. Existing letters of credit in place under the 2016 Credit Agreement are continued and now deemed issued under and governed by the terms of the Credit Agreement. Subject to certain specified conditions and additional deliveries, the Company has the option to request increases in the aggregate commitments for revolving advances and one or more additional term loans, provided that (i) the aggregate principal amount of such requests does not exceed $500,000 and (ii) the aggregate principal amount of commitments and term loans under the credit facility does not exceed $3,700,000. The Company has $5,182 of debt issuance costs related to the Credit Agreement recorded in Other assets, net in the Consolidated Balance Sheets at December 31, 2018, which are being amortized through the maturity date, or March 21, 2023.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Advances are available under the Credit Agreement in U.S. dollars and Canadian dollars. Interest accrues on the term loan at a LIBOR rate or a base rate, at the Company’s option, plus an applicable margin. Interest accrues on revolving advances, at the Company’s option, (i) at a LIBOR rate or a base rate for U.S. dollar borrowings, plus an applicable margin, and (ii) at the Canadian prime rate for Canadian dollar borrowings, plus an applicable margin. Canadian dollar borrowings are also available by way of bankers’ acceptances or BA equivalent loans (“BA loans”), subject to the payment of a drawing fee. The fees for letters of credit in US dollars and Canadian dollars are also based on the applicable margin. The applicable margin used in connection with interest rates and fees is based on the Company’s Leverage Ratio (as defined below). The applicable margin for LIBOR rate loans, drawing fees for bankers’ acceptance and BA loans and letter of credit fees ranges from 1.00% to 1.50%, and the applicable margin for base rate loans, Canadian prime rate loans and swing line loans ranges from 0.00% to 0.50%. The Company will also pay a fee based on its Leverage Ratio (as defined below) on the actual daily unused amount of the aggregate revolving commitments.

The borrowings under the Credit Agreement are unsecured. The Credit Agreement contains customary representations, warranties, covenants and events of default, including, among others, a change of control event of default and limitations on the incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and burdensome agreements. During the continuance of an event of default, the Lenders may take a number of actions, including, among others, declaring the entire amount then outstanding under the Credit Agreement to be due and payable. The Credit Agreement includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) (i) Consolidated Total Funded Debt (as defined in the Credit Agreement) as of such date less (ii) the sum of cash and cash equivalents of the Company and its subsidiaries on a dollar-for-dollar basis as of such date in excess of $50,000 up to a maximum of $200,000 (such that the maximum amount of reduction pursuant to this calculation does not exceed $150,000) to (b) Consolidated EBITDA (as defined in the Credit Agreement), measured for the preceding 12 months (the “Leverage Ratio”), to not more than 3.50 to 1.00 (or 3.75 to 1.00 during material acquisition periods, subject to certain limitations). The Credit Agreement also includes a financial covenant requiring the ratio of Consolidated EBIT (as defined in the Credit Agreement) to Consolidated Total Interest Expense (as defined in the Credit Agreement), in each case, measured for the preceding 12 months, (the “Interest Coverage Ratio”) to be not less than 2.75 to 1.00. As of December 31, 2018 and 2017, the Company was in compliance with all applicable covenants in the Credit Agreement and the 2016 Credit Agreement, respectively.

2016 Master Note Purchase Agreement

On April 20, 2017, pursuant to the 2016 NPA, and the 2016 First Supplement, the Company issued and sold to certain accredited institutional investors $400,000 aggregate principal amount of senior unsecured notes consisting of $150,000 aggregate principal amount, which will mature on April 20, 2024, with an annual interest rate of 3.24% (the “2024 Senior Notes”) and $250,000 aggregate principal amount, which will mature on April 20, 2027, with an annual interest rate of 3.49% (the “2027 Senior Notes” and collectively with the 2024 Senior Notes, the “2017A Senior Notes”) in a private placement.

On March 21, 2018, the Company entered into that certain Amendment No. 1 to Master Note Purchase Agreement (the “2016 NPA First Amendment”), with each of the holders party thereto, which amended the 2016 NPA.

The 2016 NPA First Amendment, among other things, provided for certain amendments to the 2016 NPA to facilitate (i) certain conforming changes to align certain provisions of the 2016 NPA, the Assumed 2008 NPA (as defined below) and the Credit Agreement and (ii) the release of all subsidiary guarantors in relation to obligations under the 2016 NPA and the 2016 Senior Notes (as defined below) (the “2016 Release”).

Pursuant to the terms and conditions of the 2016 NPA, the Company has outstanding senior unsecured notes (the “2016 Senior Notes”) at December 31, 2018 consisting of (i) $150,000 of 2.39% senior notes due June 1, 2021 (the “New 2021 Senior Notes”), (ii) $200,000 of 2.75% senior notes due June 1, 2023 (the “2023 Senior Notes”), (iii) $400,000 of 3.03% senior notes due June 1, 2026 (the “2026 Senior Notes”) and (iv) $400,000 of the 2017A Senior Notes.

The New 2021 Senior Notes, the 2023 Senior Notes, the 2026 Senior Notes and the 2017A Senior Notes bear interest at fixed rates with interest payable in arrears semi-annually, and on the respective maturity dates, until the principal thereunder becomes due and payable. The Company is amortizing the $9,011 of debt issuance costs through the maturity dates of the respective notes.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The 2016 Senior Notes are subject to representations, warranties, covenants and events of default customary for a private placement of senior unsecured notes.  Upon the occurrence of an event of default, payment of the 2016 Senior Notes may be accelerated by the holders of the 2016 Senior Notes.  The 2016 Senior Notes may also be prepaid by the Company at par plus a make-whole amount determined by the amount of the excess, if any, of the discounted value of the remaining scheduled payments with respect to the called principal of such 2016 Senior Notes minus the amount of such called principal, provided that the make whole shall in no event be less than zero. The discounted value is determined using market-based discount rates. In addition, the Company will be required to offer to prepay the 2016 Senior Notes upon certain changes in control. The 2016 NPA also contemplates certain offers of prepayments for specified tax reasons or certain noteholder sanctions events. The 2016 NPA requires that the Company comply with the specified quarterly leverage ratio and interest coverage ratio, in each case, as of the last day of each fiscal quarter. The required leverage ratio cannot exceed 3.75 to 1.00. The required interest coverage ratio must not be less than 2.75 to 1.00. As of December 31, 2018 and 2017, the Company was in compliance with all applicable covenants in the 2016 NPA.

2008 Master Note Purchase Agreement

On June 1, 2016, prior to the closing of the Progressive Waste acquisition, Old Waste Connections, certain subsidiaries of Old Waste Connections (together with Old Waste Connections, the “Obligors”) and certain holders of the 2008 Senior Notes (defined below) entered into that certain Amendment No. 6 to that certain Master Note Purchase Agreement, dated July 15, 2008 (as amended, restated, amended and restated, supplemented or otherwise modified prior to the Assumption Agreement (as defined below), the “2008 NPA”). Following the closing of the Progressive Waste acquisition, the Company entered into that certain Assumption and Exchange Agreement (as amended, restated, amended and restated, supplemented or modified from time to time, the “Assumption Agreement”) with Old Waste Connections, to and in favor of the holders of the notes issued from time to time under the 2008 NPA (the 2008 NPA, as assumed and modified by the Assumption Agreement, and as further amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Assumed 2008 NPA”).

On March 21, 2018, the Company entered into that certain Amendment No. 7 to the Assumed 2008 NPA (the “2008 NPA Seventh Amendment”), with each of the holders party thereto, which amended the Assumed 2008 NPA. The 2008 NPA Seventh Amendment, among other things, provided certain amendments to the Assumed 2008 NPA to facilitate (i) certain conforming changes to align the provisions of the Assumed 2008 NPA, the 2016 NPA and the Credit Agreement and (ii) the release of all subsidiary guarantors in relation to obligations under the Assumed 2008 NPA and the 2008 Senior Notes (the “2008 Release”).

Pursuant to the terms and conditions of the Assumed 2008 NPA, the Company has outstanding senior unsecured notes (the “2008 Senior Notes”) at December 31, 2018 consisting of $175,000 of 5.25% senior notes due 2019 (the “2019 Senior Notes”), $100,000 of 4.64% senior notes due 2021 (the “2021 Senior Notes”), $125,000 of 3.09% senior notes due 2022 (the “2022 Senior Notes”) and $375,000 of 3.41% senior notes due 2025 (the “2025 Senior Notes”). The Company is amortizing the $3,863 of debt issuance costs through the maturity dates of the respective notes. The Company redeemed at maturity its $50,000 of 4.00% senior notes due April 2018 (the “2018 Senior Notes”) on April 2, 2018.

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

The 2008 Senior Notes are subject to representations, warranties, covenants and events of default customary for a private placement of senior unsecured notes.  Upon the occurrence of an event of default, payment of the 2008 Senior Notes may be accelerated by the holders of the 2008 Senior Notes.  The 2008 Senior Notes may also be prepaid by the Company at par plus a make-whole amount determined by the amount of excess, if any, of the discounted value of the remaining scheduled payments with respect to the called principal of such 2008 Senior Notes minus the amount of such called principal, provided that the make whole shall in no event be less than zero. The discounted value is determined using market-based discount rates.  In addition, the Company will be required to offer to prepay the 2008 Senior Notes upon certain changes in control; however, no such prepayment offer was accepted in connection with the Progressive Waste acquisition. The Assumed 2008 NPA also contemplates certain offers of prepayments for specified tax reasons or certain noteholder sanctions events. The Assumed 2008 NPA requires that the Company comply with the specified quarterly leverage ratio and interest coverage ratio, in each case, as of the last day of each fiscal quarter. The required leverage ratio cannot exceed 3.75 to 1.00. The required interest coverage ratio must not be less than 2.75 to 1.00. As of December 31, 2018 and 2017, the Company was in compliance with all applicable covenants in the Assumed 2008 NPA.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

2028 Senior Notes

On November 16, 2018, the Company completed an underwritten public offering of $500,000 aggregate principal amount of its 4.250% Senior Notes due 2028 (the “2028 Senior Notes”). The 2028 Senior Notes were issued under the Indenture, dated as of November 16, 2018 (the “Base Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of November 16, 2018 (the Base Indenture as so supplemented, the “Indenture”).

The Company will pay interest on the 2028 Senior Notes semi-annually, commencing on June 1, 2019, and the 2028 Senior Notes will mature on December 1, 2028. The 2028 Senior Notes are the Company’s senior unsecured obligations, ranking equally in right of payment with its other existing and future unsubordinated debt and senior to any of its future subordinated debt. The 2028 Senior Notes are not guaranteed by any of the Company’s subsidiaries. The Company is amortizing the $5,052 of debt issuance costs through the maturity date of the note.

The Company may redeem some or all of the 2028 Senior Notes at its option prior to September 1, 2028 (three months before the maturity date) at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the 2028 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2028 Senior Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Commencing on September 1, 2028 (three months before the maturity date), the Company may redeem some or all of the 2028 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2028 Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

Under certain circumstances, the Company may become obligated to pay additional amounts (the “Additional Amounts”) with respect to the 2028 Senior Notes to ensure that the net amounts received by each holder of the 2028 Senior Notes will not be less than the amount such holder would have received if withholding taxes or deductions were not incurred on a payment under or with respect to the 2028 Senior Notes. If such payment of Additional Amounts are a result of a change in the laws or regulations, including a change in any official position, the introduction of an official position or a holding by a court of competent jurisdiction, of any jurisdiction from or through which payment is made by or on behalf of the Notes having power to tax, and the Company cannot avoid such payments of Additional Amounts through reasonable measures, then the Company may redeem the 2028 Senior Notes then outstanding at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date).

If the Company experiences certain kinds of changes of control, each holder of the 2028 Senior Notes may require the Company to repurchase all or a portion of the 2028 Senior Notes for cash at a price equal to 101% of the aggregate principal amount of such 2028 Senior Notes, plus any accrued but unpaid interest to the date of repurchase.

The covenants in the Indenture include limitations on liens, sale-leaseback transactions and mergers and sales of all or substantially all of the Company’s assets. The Indenture also includes customary events of default with respect to the 2028 Senior Notes. As of December 31, 2018, the Company was in compliance with all applicable covenants in the Indenture.

Upon an event of default, the principal of and accrued and unpaid interest on all the 2028 Senior Notes may be declared to be due and payable by the Trustee or the holders of not less than 25% in principal amount of the outstanding 2028 Senior Notes. Upon such a declaration, such principal and accrued interest on all of the 2028 Senior Notes will be due and payable immediately. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, the principal (or such specified amount) of and accrued and unpaid interest, if any, on all outstanding 2028 Senior Notes will become and be immediately due and payable without any declaration or other act on the part of the Trustee or any holder of the 2028 Senior Notes.

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

	Type of Interest	Interest Rate on Bond at December 31,	Maturity Date of	Outstanding Balance at December 31,		Backed by Letter of Credit
Name of Bond	Rate	2018	Bond	2018	2017	(Amount)
West Valley Bond	Variable	-	August 1, 2018	$-	$15,500	$-
LeMay Washington Bond	Variable	1.79%	April 1, 2033	15,930	15,930	16,126
PA IRB Facility	Variable	-	November 1, 2028	-	35,000	-
TX IRB Facility	Variable	-	April 1, 2022	-	24,000	-
2009 Seneca IRB Facility	Variable	-	December 31, 2039	-	5,000	-
				$15,930	$95,430	$16,126

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

The outstanding LeMay Washington Bond is remarketed weekly by a remarketing agent to effectively maintain a variable yield.  If the remarketing agent is unable to remarket the bond, then the remarketing agent can put the bond to the Company.  The Company obtained a standby letter of credit, issued under the Credit Agreement, to guarantee repayment of the bond in this event.  The Company classified this borrowing as long-term at December 31, 2018, because the borrowing was supported by a standby letter of credit issued under the Company’s Credit Agreement.

As of December 31, 2018, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2019*	$1,786
2020	1,380
2021	255,093
2022	126,451
2023	2,094,770
Thereafter	1,695,213
$4,174,693

* The Company has recorded the 2019 Senior Notes in the 2023 category in the table above as the Company has the intent and ability to redeem the 2019 Senior Notes on November 1, 2019 using borrowings under the Credit Agreement.

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges.  The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts.  The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company used a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedges.  The assumptions used in preparing the DCF model included: (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contracts.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $2.95 to $3.00 at December 31, 2017.  The weighted average DOE index curve used in the DCF model was $2.96 at December 31, 2017. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position.  The Company’s restricted cash and investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf.  The Company’s restricted cash and investments measured at fair value are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017, were as follows:

	Fair Value Measurement at December 31, 2018 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net asset position	$12,098	$-	$12,098	$-
Restricted cash and investments	$131,422	$-	$131,422	$-
Contingent consideration	$(54,615)	$-	$-	$(54,615)

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Fair Value Measurement at December 31, 2017 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net asset position	$18,979	$-	$18,979	$-
Fuel hedge derivative instruments – net asset position	$3,880	$-	$-	$3,880
Restricted cash and investments	$165,592	$-	$165,592	$-
Contingent consideration	$(47,285)	$-	$-	$(47,285)

The following table summarizes the changes in the fair value for Level 3 derivatives for the year ended December 31, 2017:

	Years Ended December 31,
	2018	2017
Beginning balance	$3,880	$(264)
Realized losses (gains) included in earnings	(6,531)	2,818
Unrealized gains included in AOCIL	2,651	1,326
Ending balance	$-	$3,880

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Beginning balance	$47,285	$51,826
Contingent consideration recorded at acquisition date	11,669	2,885
Payment of contingent consideration recorded at acquisition date	(6,127)	(17,158)
Payment of contingent consideration recorded in earnings	(11)	(10,012)
Adjustments to contingent consideration	349	17,754
Interest accretion expense	1,756	1,746
Foreign currency translation adjustment	(306)	244
Ending balance	$54,615	$47,285

10.       COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Leases

The Company rents certain equipment and facilities under both short-term agreements and non-cancelable operating lease agreements for periods ranging from one to 35 years.  The Company’s total rent expense for equipment during the years ended December 31, 2018, 2017 and 2016, was $11,879, $14,367 and $12,132, respectively. The Company’s total rent expense for facilities during the years ended December 31, 2018, 2017 and 2016, was $30,767, $29,016 and $23,527, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

As of December 31, 2018, future minimum lease payments, by calendar year, are as follows:

2019	$37,902
2020	35,204
2021	32,259
2022	30,974
2023	27,882
Thereafter	94,205
$258,426

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

At December 31, 2018 and 2017, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $619,830 and $609,561, respectively, to secure its asset closure and retirement requirements and $357,820 and $281,459, respectively, to secure performance under collection contracts and landfill operating agreements.

The Company owns a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure landfill final capping, closure and post-closure obligations for companies operating in the solid waste industry.  The Company accounts for this investment under the cost method of accounting.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment.  This investee company and the parent company of the investee have written financial surety bonds for the Company, of which $381,770 and $410,280 were outstanding as of December 31, 2018 and 2017, respectively.  The Company’s reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.

Unconditional Purchase Obligations

At December 31, 2018, the Company’s unconditional purchase obligations consist of multiple fixed-price fuel purchase contracts under which it has 37.0 million gallons remaining to be purchased for a total of $96,397.  These fuel purchase contracts expire on or before February 28, 2021.

As of December 31, 2018, future minimum purchase commitments, by calendar year, are as follows:

2019	$66,774
2020	29,446
2021	177
$96,397

CONTINGENCIES

Environmental Risks

The Company expenses costs incurred to investigate and remediate environmental issues unless they extend the economic useful lives of the related assets. The Company records liabilities when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. The remediation reserves cover anticipated costs, including remediation of environmental damage that waste facilities may have caused to neighboring landowners or residents as a result of contamination of soil, groundwater or surface water, including damage resulting from conditions existing prior to the Company’s acquisition of such facilities. The Company’s estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. The Company does not discount remediation obligations. At December 31, 2018 and 2017, the current portion of remediation reserves was $3,592 and $2,315, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. At December 31, 2018 and 2017, the long-term portion of remediation reserves was $18,362 and $19,368, respectively, which is included in Other long-term liabilities in the Consolidated Balance Sheets. Any substantial increase in the liabilities for remediation of environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of December 31, 2018, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

On August 16, 2016, the EPA sent individual letters to each of the PRPs for the LDW Site, including NWCS, stating that it expects to initiate negotiations with all PRPs in early 2018 relating to a Remedial Design/Remedial Action (“RD/RA”) Consent Decree. An RD/RA Consent Decree provides for the cleanup of the entire site and is often referred to as a “global settlement.” In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a confidential and non-binding allocation of certain past response costs allegedly incurred at the LDW Site as well as the anticipated future response costs associated with the clean-up. The pre-remedial design work under the AOC 3 is now not expected to conclude until the end of 2019, and in March 2017, the PRPs provided the EPA with notice that the allocation is not scheduled to conclude until mid-2019. With recent extensions, the allocation is now scheduled to conclude in early 2020 and the EPA has been informed of the new schedule. In June 2017, attorneys for the EPA informed attorneys for several PRPs that the EPA expected to begin RD/RA negotiations in the late summer or early fall of 2018. Those negotiations have not been scheduled and there is no recent indication from the EPA regarding when they will begin. NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs, its specific allocation, or the likelihood of the parties then negotiating a global settlement with the EPA. Thus, NWCS cannot reasonably determine the likelihood of any outcome in this matter, including its potential liability.

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

On September 14, 2018, CCL appealed to the California Court of Appeal the Superior Court’s July 17, 2018 decision barring the challenge to 13 operational conditions. On October 5, 2018, the Court of Appeal decided to hear CCL’s appeal and issued an order to show cause. CCL and the County completed briefing on November 20, 2018, and the Court of Appeal heard oral argument on January 9, 2019. CCL will continue to vigorously prosecute the lawsuit. However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

B.	CEQA Lawsuit Against Los Angeles County Challenging Environmental Review for Landfill Expansion

A separate lawsuit involving CCL and the Landfill was filed on August 24, 2017 by community activists alleging that the environmental review underlying the CUP was inadequate under state law. The Val Verde Civic Association, Citizens for Chiquita Canyon Landfill Compliance, and the Santa Clarita Organization for Planning the Environment filed a petition for writ of mandate in the Superior Court of California, County of Los Angeles against the County, naming CCL as the real party in interest. The lawsuit seeks to overturn the County’s approval of the CUP for the expansion of the Landfill and the certification of the final Environmental Impact Report, arguing that the report violates the California Environmental Quality Act. Pursuant to Condition No. 6 of the CUP, which requires CCL to defend, indemnify, and hold harmless the County, its agents, officers, and employees from any claim or proceeding against the County brought by any third party to attack, set aside, void, or annul the CUP approval, CCL has agreed to reimburse the County for its legal costs associated with defense of the lawsuit. As the real party in interest, CCL has a right to notice and an opportunity to be heard in opposition to the petition for writ of mandate. The petitioners filed their Opening Brief with the court on September 27, 2018. CCL filed its Opposition Brief with the court on November 28, 2018 and the petitioners filed their Reply Brief on December 20, 2018. A trial date had been scheduled for February 8, 2019, but on February 6, 2019, the court reassigned the case to a different judge and vacated the trial date, which has yet to be rescheduled by the court. CCL intends to vigorously defend the lawsuit as the real party in interest. However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A two-day evidentiary hearing on DPW’s Enforcement Order occurred on September 11-12, 2018. CCL and DPW submitted post-hearing briefing on October 15 and October 30, 2018. It is uncertain when a decision will be issued. CCL has a right to challenge in State court any decision of the hearing officer that is not supported by the law or substantial evidence. At this point, the Company is not able to determine the likelihood of any outcome in this matter.

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

Florida Default Judgment

On January 5, 2017, a state court in Miami, Florida entered a $10,000 final judgment (“Judgment”) against the Company’s subsidiary, Progressive Waste Solutions of FL, Inc. (“Progressive”), which is now known as Waste Connections of Florida, Inc.  The Judgment was the result of a default against Progressive for failure to respond to or otherwise defend itself against a complaint filed on July 21, 2015, prior to the closing of the Progressive Waste acquisition.  The Company and Progressive learned of the Judgment on March 6, 2018.  On March 20, 2018, Progressive filed a motion to set aside judgment and requested that the trial court (1) allow the case to proceed on the merits, (2) stay any efforts to execute or collect on the Judgment, and (3) dissolve any and all writs of garnishment. The trial judge denied the motion on April 10, 2018.  On May 2, 2018, Progressive filed an appeal of the April 10, 2018 order and posted a civil supersedeas bond to stop all efforts to collect on the Judgment pending the outcome of its appeal.  The appeal was fully briefed and oral argument occurred on December 4, 2018.  On December 19, 2018, the Third District Court of Appeal of Florida (the “appellate court”) affirmed the Judgment.  On January 3, 2019, Progressive filed motions for rehearing, clarification, written opinion, and rehearing en banc, as well as a motion for certification.  The appellate court denied those motions on January 23, 2019.  Progressive continues to vigorously defend itself from the Judgment.  Progressive is seeking further review from the Florida Supreme Court.  On January 30, 2019, Progressive filed its Notice to Invoke Discretionary Jurisdiction of the Florida Supreme Court.  Also on January 30, 2019, Progressive filed a motion in the appellate court to stay issuance of that court’s mandate pending review by the Florida Supreme Court to allow the stay on collection to remain in place.  This motion remains pending. On February 7, 2019, Progressive filed its jurisdictional brief with the Florida Supreme Court.  If the Florida Supreme Court accepts jurisdiction, it will set a briefing schedule on the merits, the timing of which is uncertain.  In light of the appellate court’s affirmance, however, the Company has accrued $11,043 for the Judgment as of December 31, 2018.

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

On May 7, 2018, the Town of Halfmoon, New York, and five of its residents, commenced an Article 78 special proceeding in the Supreme Court of the State of New York, Saratoga County, against DEC, the Town, CRL, and the Company (the “Halfmoon Proceeding”). On that same date, the Town of Waterford, New York, and eleven of its residents, also commenced an Article 78 special proceeding in the Supreme Court of the State of New York, Saratoga County, against the same respondents (the “Waterford Proceeding”). On June 4, 2018, the Town and CRL filed Verified Answers, including motions to dismiss the petitions, and the Company separately moved to dismiss the petitions. The Waterford Petitioners stipulated to removing the Company as a respondent when they filed an Amended Verified Petition on June 15, 2018. The Halfmoon Petitioners served an Amended Verified Petition on July 5, 2018, retaining all originally-named parties, including the Company.

The Petitioners alleged that, in granting the Permits, DEC failed to comply with the procedural and substantive requirements of New York’s Environmental Conservation Law and State Environmental Quality Review Act, and their implementing regulations. The Petitioners asked the court to: annul the Permits and invalidate DEC’s Findings Statement, enjoin the Town and CRL from taking any action authorized by the Permits, require an issues conference and possibly an adjudicatory hearing before DEC can re-consider the Town’s permit application; remand all regulatory issues to a DEC Administrative Law Judge; and award costs and disbursements. The Waterford Petitioners also requested reasonable attorneys’ fees.

On July 13, 2018, the court granted a venue change motion filed by DEC, and ordered that the Halfmoon Proceeding and the Waterford Proceeding be transferred to the Supreme Court, Albany County. CRL’s opposition submissions, including its responsive pleadings, Memorandum of Law, and supporting Affidavits, were filed and served on or before July 25, 2018. On August 28, 2018, the Towns of Waterford and Halfmoon filed a motion seeking an order preliminarily enjoining during the pendency of the proceedings all activities relating to the expansion of the Landfill which are authorized by the Permits. On September 18, 2018, CRL and the Company filed and served Memoranda of Law in opposition to the preliminary injunction motion, with supporting Affidavits, and, on September 24, 2018, the Towns of Waterford and Halfmoon filed a Reply Memorandum of Law in further support of their injunctive motion. The court denied the Petitioners’ motion for preliminary injunction on November 30, 2018.

On January 23, 2019, the court held that the Petitioners lacked standing to maintain the proceedings and dismissed both the Waterford and Halfmoon Amended Verified Petitions in their entirety. The Company and CRL will know by late February 2019, at the latest, whether any or all of the Petitioners intend to appeal the court’s decisions.

Collective Bargaining Agreements

Thirty of the Company’s collective bargaining agreements have expired or are set to expire in 2019.  The Company does not expect any significant disruption in its overall business in 2019 as a result of labor negotiations, employee strikes or organizational efforts.

11.       SHAREHOLDERS’ EQUITY

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Cash Dividend

The Board of Directors of Old Waste Connections authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2018, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.02, from $0.14 to $0.16 per Company common share. Cash dividends of $152,550, $131,975 and $92,547 were paid during the years ended December 31, 2018, 2017 and 2016, respectively.

Normal Course Issuer Bid

On July 24, 2018, the Board of Directors of the Company approved, subject to receipt of regulatory approvals, the annual renewal, of the Company’s normal course issuer bid (the “NCIB”) to purchase up to 13,174,976 of the Company’s common shares during the period of August 8, 2018 to August 7, 2019 or until such earlier time as the NCIB is completed or terminated at the option of the Company. The renewal followed the conclusion of the Company’s NCIB that expired August 7, 2018. The Company received Toronto Stock Exchange (the “TSX”) approval for its annual renewal of the NCIB on August 2, 2018. Under the NCIB, the Company may make share repurchases only in the open market, including on the NYSE, the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

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

For the year ended December 31, 2018, the Company repurchased 831,704 common shares pursuant to its NCIB in effect during such period at an aggregate cost of $58,928. For the year ended December 31, 2017, the Company did not repurchase any common shares pursuant to the NCIB in effect during that period. For the year ended December 31, 2016, the Company did not repurchase any common shares pursuant to the NCIB in effect during that period nor did Old Waste Connections repurchase shares of its common stock pursuant to its share repurchase program. As of December 31, 2018, the remaining maximum number of shares available for repurchase under the current NCIB was 12,937,746.

Common Shares

Shares of Old Waste Connections common stock were converted into common shares of New Waste Connections, which do not have a stated par value; therefore, the portion of additional paid-in capital representing the amount of common shares issued above par for Old Waste Connections was reclassified into common shares of New Waste Connections during the year ended December 31, 2016. The Company is authorized to issue an unlimited number of common shares, and uses reserved but unissued common shares to satisfy its obligations under its equity-based compensation plans. As of December 31, 2018, the Company has reserved the following common shares for issuance:

For outstanding RSUs, PSUs and warrants	2,052,234
For future grants under the 2016 Incentive Award Plan	6,033,454
8,085,688

Common Shares Held in Trust

Common shares held in trust consist of shares of New Waste Connections held in a trust that were acquired by Progressive Waste prior to June 1, 2016 for the benefit of its U.S. and Canadian employees participating in certain share-based compensation plans. A total of 735,171 common shares were held in the trust on June 1, 2016 when it was acquired by the Company in the Progressive Waste acquisition. Common shares held in trust are classified as treasury shares in the Company’s Consolidated Balance Sheets. The Company will sell shares out of the trust and remit cash or shares to employees and non-employee directors as restricted share units vest and deferred share units settle, under the Progressive Waste share-based compensation plans that were continued by the Company. During the years ended December 31, 2018 and 2017 and during the period of June 1, 2016 to December 31, 2016, the Company sold 36,244, 171,264 and 397,774 common shares held in the trust, respectively, to settle vested restricted share units and deferred share units.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Special Shares

The Company is authorized to issue an unlimited number of special shares.  Holders of special shares are entitled to one vote in matters of the Company for each special share held.  The special shares carry no right to receive dividends or to receive the remaining property or assets of the Company upon dissolution or wind-up.  At December 31, 2018, 2017 and 2016, no special shares were issued.

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares, issuable in series.  Each series of preferred shares issued shall have rights, privileges, restrictions and conditions as determined by the Board of Directors prior to their issuance.  Preferred shareholders are not entitled to vote, but take preference over the common shareholders rights in the remaining property and assets of the Company in the event of dissolution or wind-up.  At December 31, 2018, 2017 and 2016, no preferred shares were issued.

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

Restricted Share Units

A summary of the Company’s RSU activity is presented below:

	Years Ended December 31,
	2018	2017	2016
Restricted share units granted	496,217	415,954	456,223
Weighted average grant-date fair value of restricted share units granted	$69.22	$57.09	$38.38
Total fair value of restricted share units granted	$34,348	$23,748	$17,510
Restricted share units becoming free of restrictions	486,885	571,258	646,761
Weighted average restriction period (in years)	3.5	3.8	3.9

A summary of activity related to RSUs during the year ended December 31, 2018, is presented below:

	Unvested Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017	1,042,014	$41.97
Granted	496,217	69.22
Forfeited	(63,783)	55.88
Vested and issued	(483,232)	38.68
Vested and deferred	(3,653)	28.28
Outstanding at December 31, 2018	987,563	56.43

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose.  At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At December 31, 2018, 2017 and 2016, the Company had 264,374, 351,570 and 365,694 vested deferred RSUs outstanding, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Performance-Based Restricted Share Units

A summary of the Company’s PSU activity is presented below:

	Years Ended December 31,
	2018	2017	2016
PSUs granted	178,377	210,103	221,466
Weighted average grant-date fair value of PSUs granted	$68.77	$56.55	$37.83
Total fair value of PSUs granted	$12,266	$11,881	$8,379
PSUs becoming free of restrictions	154,181	122,786	184,440
Weighted average restriction period (in years)	3.6	3.6	4.0

A summary of activity related to PSUs during the year ended December 31, 2018, is presented below:

	Unvested Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017	514,461	$43.42
Granted	178,377	68.77
Forfeited	(6,571)	63.38
Vested and Issued	(154,181)	38.18
Outstanding at December 31, 2018	532,086	53.43

During the year ended December 31, 2018, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2020. During the same period, the Company’s Compensation Committee also granted PSUs with a one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period.  During the year ended December 31, 2017, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2019. During the same period, the Company’s Compensation Committee also granted PSUs with a one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period.  During the year ended December 31, 2016, Old Waste Connections’ Compensation Committee granted PSUs to the Company’s executive officers and non-executive officers with a one-year performance-based metric that the Company was required to meet before those awards were earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period.  The Compensation Committee determines the achievement of performance results and corresponding vesting of PSUs for each performance period.

Share Purchase Warrants

The Company has outstanding share purchase warrants issued under the 2014 Plan and the 2016 Plan. Warrants to purchase the Company’s common shares were issued to certain consultants to the Company.  Warrants issued were fully vested and exercisable at the date of grant.  Warrants outstanding at December 31, 2018, expire between 2019 and 2023.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A summary of warrant activity during the year ended December 31, 2018, is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2017	137,906	$42.43
Granted	163,995	75.62
Forfeited	(16,119)	36.45
Exercised	(17,571)	36.30
Outstanding at December 31, 2018	268,211	63.49

The following table summarizes information about warrants outstanding as of December 31, 2018 and 2017:

	Warrants		Fair Value of Warrants	Outstanding at December 31,
Grant Date	Issued	Exercise Price	Issued	2018	2017
Throughout 2014	75,604	$30.41 to $32.71	276	15,416	17,521
Throughout 2015	136,768	$28.30 to $36.32	1,333	45,978	75,978
Throughout 2016	15,666	$42.22 to $51.55	189	7,440	9,025
Throughout 2017	35,382	$53.65 to $69.96	595	35,382	35,382
Throughout 2018	163,995	$70.91 to $80.90	2,591	163,995	-
				268,211	137,906

Deferred Share Units

A summary of the Company’s deferred share units (“DSUs”) activity is presented below:

	Years Ended December 31,
	2018	2017	2016
DSUs granted	4,038	4,722	786
Weighted average grant-date fair value of DSUs granted	$70.47	$57.65	$47.46
Total fair value of DSUs granted	$285	$272	$37

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A summary of activity related to DSUs during the year ended December 31, 2018, is presented below:

	Vested Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017	13,138	$41.40
Granted	4,038	70.47
Outstanding at December 31, 2018	17,176	48.24

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste RSUs during the year ended December 31, 2018, is presented below:

Outstanding at December 31, 2017	158,510
Cash settled	(33,816)
Forfeited	(2,435)
Outstanding at December 31, 2018	122,259

A summary of vesting activity related to Progressive Waste RSUs during the year ended December 31, 2018, is presented below:

Vested at December 31, 2017	138,054
Vested over remaining service period	18,350
Cash settled	(33,816)
Forfeited	(2,435)
Vested at December 31, 2018	120,153

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

Other Performance-Based Restricted Share Units

PSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for cash settlement only to employees upon vesting based on achieving target results. A summary of activity related to Progressive Waste PSUs during the year ended December 31, 2018, is presented below:

Outstanding at December 31, 2017	55,602
Cash settled, net of notional dividend	(30,902)
Forfeited	(1,909)
Outstanding at December 31, 2018	22,791

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A summary of vesting activity related to Progressive Waste PSUs during the year ended December 31, 2018, is presented below:

Vested at December 31, 2017	28,407
Vested over remaining service period	27,195
Cash settled, net of notional dividend	(30,902)
Forfeited	(1,909)
Vested at December 31, 2018	22,791

No PSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016. All outstanding PSUs were vested as of December 31, 2018.

Share Based Options

Share based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share based options during the year ended December 31, 2018, is presented below:

Outstanding at December 31, 2017	236,616
Cash settled	(71,460)
Outstanding at December 31, 2018	165,156

No share based options under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016. All outstanding share based options were vested as of December 31, 2017.

12.       OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting.  The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2018, 2017 and 2016, are as follows:

	Year Ended December 31, 2018
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$(5,669)	$1,502	$(4,167)
Fuel hedge amounts reclassified into cost of operations	(6,531)	1,627	(4,904)
Changes in fair value of interest rate swaps	(1,213)	321	(892)
Changes in fair value of fuel hedge	2,651	(654)	1,997
Foreign currency translation adjustment	(175,233)	-	(175,233)
	$(185,995)	$2,796	$(183,199)

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Year Ended December 31, 2017
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$2,805	$(743)	$2,062
Fuel hedge amounts reclassified into cost of operations	2,818	(706)	2,112
Changes in fair value of interest rate swaps	7,835	(4,040)	3,795
Changes in fair value of fuel hedges	1,326	(367)	959
Foreign currency translation adjustment	142,486	-	142,486
	$157,270	$(5,856)	$151,414

	Year Ended December 31, 2016
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$6,654	$(1,715)	$4,939
Fuel hedge amounts reclassified into cost of operations	5,832	(2,225)	3,607
Changes in fair value of interest rate swaps	11,431	(2,239)	9,192
Changes in fair value of fuel hedges	3,804	(1,441)	2,363
Foreign currency translation adjustment	(50,931)	-	(50,931)
	$(23,210)	$(7,620)	$(30,830)

A roll forward of the amounts included in AOCIL, net of taxes, is as follows:

	Fuel Hedges	Interest Rate Swaps	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(164)	$8,094	$(50,931)	$(43,001)
Amounts reclassified into earnings	2,112	2,062	-	4,174
Changes in fair value	959	3,795	-	4,754
Foreign currency translation adjustment	-	-	142,486	142,486
Balance at December 31, 2017	2,907	13,951	91,555	108,413
Amounts reclassified into earnings	(4,904)	(4,167)	-	(9,071)
Changes in fair value	1,997	(892)	-	1,105
Foreign currency translation adjustment	-	-	(175,233)	(175,233)
Balance at December 31, 2018	$-	$8,892	$(83,678)	$(74,786)

13.       INCOME TAXES

The Company’s operations are conducted through its various subsidiaries in countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Income before provision for income taxes consists of the following:

	Years Ended December 31,
	2018	2017	2016
U.S.	$491,506	$301,962	$243,955
Non – U.S.	215,634	206,548	117,410
Income before income taxes	$707,140	$508,510	$361,365

The provision (benefit) for income taxes for the years ended December 31, 2018, 2017 and 2016, consists of the following:

	Years Ended December 31,
	2018	2017	2016
Current:
U.S. Federal	$37,419	$45,089	$46,735
State	27,057	19,848	14,692
Non – U.S.	17,651	18,537	10,307
	82,127	83,474	71,734
Deferred:
U.S. Federal	85,926	(203,131)	47,403
State	1,991	7,534	3,536
Non – U.S.	(10,058)	43,213	(8,629)
	77,859	(152,384)	42,310
Provision (benefit) for income taxes	$159,986	$(68,910)	$114,044

The Company is organized under the laws of Ontario, Canada; however, since the proportion of U.S. revenues, assets, operating income and associated tax provisions is significantly greater than any other single taxing jurisdiction within the worldwide group, the reconciliation of the differences between the Company’s income tax provision (benefit) as presented in the accompanying Consolidated Statements of Net Income and income tax provision (benefit) computed at the federal statutory rate is presented on the basis of the U.S. federal statutory income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ending December 31, 2017 and 2016, as opposed to the Canadian statutory rate of approximately 27% to provide a more meaningful insight into those differences. The items shown in the following table are a percentage of pre-tax income:

	Years Ended December 31,
	2018	2017	2016
U.S. federal statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal benefit	4.4	4.1	3.9
Deferred income tax liability adjustments	(0.2)	0.5	0.6
Effect of international operations	(3.9)	(14.6)	(10.9)
Progressive Waste acquisition	-	-	2.3
Enactment of the Tax Act	-	(53.1)	-
Deferred tax on undistributed earnings	0.9	12.3	-
Goodwill impairment	-	2.1	-
Other	0.4	0.1	0.7
	22.6%	(13.6%)	31.6%

The comparability of the Company’s income tax provision (benefit) for the reported periods has been affected by variations in its income before income taxes.

The effects of international operations are primarily due to the Company’s non-U.S. income being taxed at rates substantially lower than the U.S. federal statutory rate for the years ended December 31, 2017 and 2016, as well as a portion of the Company’s income from internal financing that is taxed at effective rates substantially lower than the U.S. federal statutory rate for each of the years presented. Further, for the year ended December 31, 2018, the restructuring of the Company’s internal refinancing in conjunction with the Tax Act resulted in an increase to tax expense of $5,572. Additionally, a reduction in the Company’s deferred income tax liabilities due to state legislation enacted in the current year and changes in the Company’s geographical apportionment due to acquisition activity resulted in a tax benefit of $3,057.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

During the year ended December 31, 2017, in conjunction with the Tax Act, the Company recorded a provisional deferred income tax expense of $62,350 associated with a portion of its U.S. earnings no longer permanently reinvested. During the year ended December 31, 2018, the Company recorded a deferred income tax expense of $6,429 associated with refinements to the prior year estimate as a measurement period adjustment pursuant to Staff Accounting Bulletin No. 118.  This resulted in total deferred income tax expense of $68,779 which has now been considered to be complete.

During the year ended December 31, 2017, as a result of the enactment of the Tax Act, the Company recorded a net deferred income tax benefit of $269,804 primarily due to the reduction of the corporate income tax rate effective for tax years beginning in 2018. Additionally, the goodwill impairment within the E&P segment and disposal of goodwill from the divesture of certain operations, resulted in the write off of goodwill that was not deductible for tax purposes resulting in an increase to tax expense of $11,825.

During the year ended December 31, 2016, non-deductible expenses incurred in connection with the Progressive Waste acquisition resulted in an increase to tax expense of $9,048.

The significant components of deferred income tax assets and liabilities, reduced by valuation allowances as applicable, as of December 31, 2018 and 2017 are presented below.

	2018	2017
Deferred income tax assets:
Accrued expenses	$26,128	$17,108
Compensation	19,830	19,157
Contingent liabilities	14,043	11,826
Finance costs	2,329	5,132
Tax credits and loss carryforwards	20,438	23,374
Other	-	7,295
Gross deferred income tax assets	82,768	83,892
Less: Valuation allowance	-	-
Total deferred income tax assets	82,768	83,892

Deferred income tax liabilities:
Goodwill and other intangibles	(283,671)	(273,408)
Property and equipment	(461,071)	(414,904)
Landfill closure/post-closure	(8,892)	(7,758)
Prepaid expenses	(11,581)	(9,912)
Interest rate and fuel hedges	(3,206)	(6,001)
Investment in subsidiaries	(69,383)	(62,676)
Other	(4,997)	-
Total deferred income tax liabilities	(842,801)	(774,659)
Net deferred income tax liability	$(760,033)	$(690,767)

The Company has $30,763 of Canadian tax loss carryforwards with a 20-year carryforward period which will begin to expire in 2029, as well as various state tax losses with carryforward periods up to 20 years.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

As of December 31, 2018, the Company had undistributed earnings of approximately $2,136,422 for which income taxes have not been provided on permanently reinvested earnings of approximately $961,422. Additionally, the Company has not recorded deferred taxes on the amount of financial reporting basis in excess of tax basis of approximately $303,470 attributable to the Company’s non-U.S. subsidiaries which are permanently reinvested. It is not practical to estimate the additional tax that may become payable upon the eventual repatriation of these amounts; however, the tax impacts could result in a material increase to the Company’s effective tax rate.

The Company and its subsidiaries are subject to U.S. federal and Canadian income tax, which are its principle operating jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2014, except for the Progressive Waste U.S. federal income tax jurisdiction, which remains open for years subsequent to 2007. Additionally, the Company has concluded all Canadian income tax matters for years through 2013.

The Company did not have any unrecognized tax benefits recorded at December 31, 2018, 2017 or 2016. The Company does not anticipate the total amount of unrecognized tax benefits will significantly change by December 31, 2019. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Under the current orientation, the Company’s Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; the Company’s Eastern segment services customers located in Illinois, Iowa, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; the Company’s Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan; and the Company’s Central segment services customers located in Arizona, Colorado, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming.  The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2018, 2017 and 2016, is shown in the following tables:

Year Ended December 31, 2018	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Total Assets(e)
Southern	$1,273,033	$(150,485)	$1,122,548	$276,791	$153,923	$97,442	$2,892,994
Eastern	1,314,852	(224,833)	1,090,019	299,162	167,914	137,335	2,688,341
Western	1,170,382	(126,454)	1,043,928	318,401	95,400	125,112	1,596,129
Canada	823,989	(96,776)	727,213	261,233	124,155	66,319	2,412,971
Central	797,491	(103,966)	693,525	255,648	87,802	90,525	1,491,301
E&P	253,083	(7,375)	245,708	129,825	44,175	25,937	969,808
Corporate(a), (d)	-	-	-	(8,211)	7,118	3,475	575,785
	$5,632,830	$(709,889)	$4,922,941	$1,532,849	$680,487	$546,145	$12,627,329

Year Ended December 31, 2017	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Total Assets(e)
Southern	$1,262,147	$(146,283)	$1,115,864	$258,560	$151,417	$117,441	$2,718,296
Eastern	1,137,608	(178,394)	959,214	273,942	136,998	101,569	2,024,527
Western	1,127,146	(119,916)	1,007,230	323,648	95,724	100,000	1,573,955
Canada	828,755	(99,978)	728,777	264,693	121,174	62,690	2,677,557
Central	716,655	(88,488)	628,167	237,136	78,199	78,000	1,297,118
E&P	199,063	(7,827)	191,236	90,597	42,500	12,274	981,980
Corporate(a), (d)	-	-	-	(32,501)	6,472	7,313	741,248
	$5,271,374	$(640,886)	$4,630,488	$1,416,075	$632,484	$479,287	$12,014,681

Year Ended December 31, 2016	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Total Assets(e)
Southern	$809,926	$(96,545)	$713,381	$163,320	$99,323	$64,624	$2,869,841
Eastern	741,283	(114,639)	626,644	189,220	88,748	77,478	1,519,576
Western	1,051,637	(116,318)	935,319	315,708	89,198	86,200	1,516,870
Canada	476,585	(58,716)	417,869	153,446	71,228	25,380	2,554,324
Central	634,393	(72,852)	561,541	208,930	70,027	71,888	1,302,900
E&P	132,504	(11,395)	121,109	32,479	41,215	10,178	1,068,086
Corporate(a), (d)	-	-	-	(119,215)	4,173	8,975	272,328
	$3,846,328	$(470,465)	$3,375,863	$943,888	$463,912	$344,723	$11,103,925

(a)       Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.  Amounts reflected are net of allocations to the six operating segments. For the year ended December 31, 2016, amounts also include costs associated with the Progressive Waste acquisition, including direct acquisition expenses, severance-related expenses, excise taxes, share-based compensation expenses associated with Progressive Waste share-based grants existing at June 1, 2016 and incentive compensation expenses based on the achievement of acquisition synergy goals. For the years ended December 31, 2017 and 2018, amounts also include Progressive Waste integration-related expenses, direct acquisition expenses and share-based compensation expenses associated with Progressive Waste share-based grants existing at June 1, 2016.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table shows changes in goodwill during the years ended December 31, 2017 and 2018, by reportable segment:

	Southern	Eastern	Western	Canada	Central	E&P	Total
Balance as of December 31, 2016	$1,470,023	$533,160	$376,537	$1,465,274	$467,924	$77,343	$4,390,261
Goodwill acquired	7,510	275,006	20,971	7,127	1,018	-	311,632
Goodwill divested	(32,338)	(4,354)	-	-	(667)	-	(37,359)
Impairment loss	-	-	-	-	-	(77,343)	(77,343)
Goodwill adjustment for assets sold	2,205	321	-	-	-	-	2,526
Goodwill adjustment for assets held for sale	(11,080)	-	-	-	-	-	(11,080)
Impact of changes in foreign currency	-	-	-	103,137	-	-	103,137
Balance as of December 31, 2017	1,436,320	804,133	397,508	1,575,538	468,275	-	4,681,774
Goodwill acquired	71,109	339,222	666	153	55,291	-	466,441
Goodwill adjustment for assets sold	10,181	-	-	-	-	-	10,181
Impact of changes in foreign currency	-	-	-	(126,711)	-	-	(126,711)
Balance as of December 31, 2018	$1,517,610	$1,143,355	$398,174	$1,448,980	$523,566	$-	$5,031,685

Property and equipment, net relating to operations in the United States and Canada are as follows:

	December 31,
	2018	2017
United States	$4,516,966	$4,082,124
Canada	652,030	738,810
Total	$5,168,996	$4,820,934

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Consolidated Statements of Net Income is as follows:

	Years ended December 31,
	2018	2017	2016
Southern segment EBITDA	$276,791	$258,560	$163,320
Eastern segment EBITDA	299,162	273,942	189,220
Western segment EBITDA	318,401	323,648	315,708
Canada segment EBITDA	261,233	264,693	153,446
Central segment EBITDA	255,648	237,136	208,930
E&P segment EBITDA	129,825	90,597	32,479
Subtotal reportable segments	1,541,060	1,448,576	1,063,103
Unallocated corporate overhead	(8,211)	(32,501)	(119,215)
Depreciation	(572,708)	(530,187)	(393,600)
Amortization of intangibles	(107,779)	(102,297)	(70,312)
Impairments and other operating items	(20,118)	(156,493)	(27,678)
Interest expense	(132,104)	(125,297)	(92,709)
Interest income	7,170	5,173	602
Other income, net	1,263	3,736	53
Foreign currency transaction gain (loss)	(1,433)	(2,200)	1,121
Income before income tax provision	$707,140	$508,510	$361,365

15.       NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$546,871	$576,817	$246,540
Denominator:
Basic shares outstanding	263,650,155	263,682,608	230,325,012
Dilutive effect of equity-based awards	745,463	619,803	756,484
Diluted shares outstanding	264,395,618	264,302,411	231,081,496

16.       EMPLOYEE BENEFIT PLANS

Retirement Savings Plans: Waste Connections and certain of its subsidiaries have voluntary retirement savings plans in Canada (the “RSPs”). RSPs are available to all eligible Canadian employees of Waste Connections and its subsidiaries. For eligible Canadian employees, Waste Connections and its subsidiaries make a contribution to a deferred profit sharing plan of 3% of the employee’s eligible compensation, subject to certain limitations imposed by the Income Tax Act (Canada).

Certain of Waste Connections’ subsidiaries also have voluntary savings and investment plans in the U.S. (the “401(k) Plans”). The 401(k) Plans are available to all eligible U.S. employees of Waste Connections and its subsidiaries. Waste Connections and its subsidiaries make matching contributions under the 401(k) Plans of 50% to 100% of every dollar of a participating employee’s pre-tax contributions until the employee’s contributions equal 6% of the employee’s eligible compensation, subject to certain limitations imposed by the U.S. Internal Revenue Code.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Total employer expenses, including employer contributions and employer matching contributions, for the RSPs and 401(k) Plans were $12,055, $14,703 and $10,420, respectively, during the years ended December 31, 2018, 2017 and 2016.  These amounts include matching contributions Waste Connections made under the Deferred Compensation Plan, described below.

Multiemployer Pension Plans: The Company also participates in 11 “multiemployer” pension plans. The Company does not administer these multiemployer plans. In general, these plans are managed by the trustees, with the unions appointing certain trustees, and other contributing employers of the plan appointing certain others. The Company is generally not represented on the board of trustees.  The Company makes periodic contributions to these plans pursuant to its collective bargaining agreements.  The Company’s participation in multiemployer pension plans is summarized as follows:

	EIN/Pension Plan	Pension Protection Act Zone Status (a)			Company Contributions			Expiration Date of
Plan Name	Number/ Registration Number	2018	2017	FIP/RP Status (a),(b)	2018	2017	2016	Collective Bargaining Agreement
Western Conference of Teamsters Pension Trust	91-6145047 - 001	Green	Green	Not applicable	$4,399	$4,191	$3,420	12/31/2018 to 9/30/2021
Locals 302 & 612 of the IOUE - Employers Construction Industry Retirement Plan	91-6028571 - 001	Green	Green	Not applicable	284	275	252	9/30/2019
International Union of Operating Engineers Pension Trust	85512-1	Green as of 4/30/2017	Green as of 9/30/2015	Not applicable	224	219	120	3/31/2020 to 3/31/2021
Multi-Sector Pension Plan	1085653	Green	Green	Not applicable	191	228	112	12/31/2018
Local 813 Pension Trust Fund	13-1975659 - 001	Critical	Critical	Implemented	165	158	86	11/30/2019
Midwest Operating Engineers Pension Plan	36-6140097 - 001	Yellow for the plan year ended 3/31/17	Yellow as of 4/1/2016	Implemented	289	207	11	10/31/2020
Suburban Teamsters of Northern Illinois Pension Fund	36-6155778 - 001	Yellow	Yellow	Implemented	1,569	877	-	1/31/2019 to 2/28/2019
Teamster Local 301 Pension Fund	36-6492992 - 001	Green	Green	Not applicable	581	489	-	9/30/2018
Automobile Mechanics’ Local No. 701 Union and Industry Pension Fund	36-6042061 - 001	Yellow	Yellow	Implemented	484	837	-	12/31/2018
IAM National Pension Fund	51-6031295 - 002	Green	Green	Not applicable	240	215	-	12/31/2018
Local 731, I.B. of T., Private Scavengers and Garage Attendants Pension Trust Fund	36-6513567 - 001	Green as of 10/1/2016	Green as of 10/1/2015	Not applicable	4,600	4,342	-	9/30/2018
					$13,026	$12,038	$4,001

(a)	Unless otherwise noted in the table above, the most recent Pension Protection Act zone status available in 2018 and 2017 is for the plans’ years ended December 31, 2017 and 2016, respectively.

(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented.

(c)	A multiemployer defined benefit pension plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter, until certain conditions are met. The Company was not required to pay a surcharge to these plans during the years ended December 31, 2018 and 2017.

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

Deferred Compensation Plan: Effective for compensation paid on and after July 1, 2004, Old Waste Connections established a Deferred Compensation Plan for eligible employees, which was amended and restated effective January 1, 2008, January 1, 2010, September 22, 2011 and December 1, 2014, and as further amended on July 6, 2016 and October 25, 2017 (as amended to date, the “Deferred Compensation Plan”). The Deferred Compensation Plan was assumed by the Company on June 1, 2016. The Deferred Compensation Plan is a non-qualified deferred compensation program under which the eligible participants, including officers and certain employees who meet a minimum salary threshold, may voluntarily elect to defer up to 80% of their base salaries and up to 100% of their bonuses, commissions and restricted share unit grants.  Effective as of December 1, 2014, Old Waste Connections’ Board of Directors determined to discontinue the option to allow eligible participants to defer restricted share unit grants pursuant to the Deferred Compensation Plan. Members of the Company’s Board of Directors are eligible to participate in the Deferred Compensation Plan with respect to their director fees. Although the Company periodically contributes the amount of its obligation under the plan to a trust for the benefit of the participants, the amounts of any compensation deferred under the Deferred Compensation Plan constitute an unsecured obligation of the Company to pay the participants in the future and, as such, are subject to the claims of other creditors in the event of insolvency proceedings.  Participants may elect certain future distribution dates on which all or a portion of their accounts will be paid to them, including in the case of a change in control of the Company.  Their accounts will be distributed to them in cash, except for amounts credited with respect to deferred restricted share unit grants, which will be distributed in the Company’s common shares pursuant to the 2014 Plan or the 2004 Plan.  In addition to the amount of participants’ contributions, the Company will pay participants an amount reflecting a deemed return based on the returns of various mutual funds or measurement funds selected by the participants, except in the case of restricted share units that were deferred and not subsequently exchanged into a measurement fund pursuant to the terms of the Deferred Compensation Plan, which will be credited to their accounts as Company common shares.  The measurement funds are used only to determine the amount of return the Company pays to participants and participant funds are not actually invested in the measurement fund, nor are any Company common shares acquired under the Deferred Compensation Plan.  During each of the three years ended December 31, 2018, 2017 and 2016, the Company also made matching contributions to the Deferred Compensation Plan of 50% of every dollar of a participating employee’s pre-tax eligible contributions until the employee’s contributions equaled 6% of the employee’s eligible compensation, less the amount of any match the Company made on behalf of the employee under the Waste Connections 401(k) Plan, and subject to certain deferral limitations imposed by the U.S. Internal Revenue Code on 401(k) plans, except that the Company’s matching contributions under the Deferred Compensation Plan were 100% vested when made.  The Company’s total liability for deferred compensation at December 31, 2018 and 2017 was $32,024 and $25,992, respectively, which was recorded in Other long-term liabilities in the Consolidated Balance Sheets.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

17.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company’s unaudited consolidated quarterly results of operations for 2018:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,140,131	$1,239,968	$1,281,110	$1,261,732
Operating income	188,707	210,688	232,869	199,980
Net income	125,032	138,814	150,766	132,543
Net income attributable to Waste Connections	124,869	138,682	150,843	132,478
Basic income per common share attributable to Waste Connections’ common shareholders	0.47	0.53	0.57	0.50
Diluted income per common share attributable to Waste Connections’ common shareholders	0.47	0.52	0.57	0.50

During the third quarter of 2018, the Company reversed $6,257 of expenses recognized in prior periods to adjust the carrying cost of assets held for disposal to fair market value due to modifications to its divestiture plan and changes in the fair market value of the divested operations. During the third quarter of 2018, the Company also recorded $5,005 in equity-based compensation expenses associated with adjusting common shares of Waste Connections, Inc. held in the Company’s deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options. During the fourth quarter of 2018, the Company recorded $11,043 for the potential settlement of a final judgment obtained against Progressive Waste Solutions of FL, Inc., now known as Waste Connections of Florida, Inc.

The following table summarizes the Company’s unaudited consolidated quarterly results of operations for 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,091,266	$1,175,569	$1,206,478	$1,157,175
Operating income (loss)	26,404	206,910	218,770	175,014
Net income (loss)	15,020	123,887	123,410	315,128
Net income (loss) attributable to Waste Connections	14,874	123,656	123,227	315,086
Basic income (loss) per common share attributable to Waste Connections’ common shareholders	0.06	0.47	0.47	1.20
Diluted income (loss) per common share attributable to Waste Connections’ common shareholders	0.06	0.47	0.47	1.19

During the first quarter of 2017, the Company recorded a goodwill impairment charge of $77,343 at its E&P segment resulting from the Company’s early adoption of a new accounting standard on January 1, 2017 which required the recognition of goodwill impairment by the amount which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  During the first quarter of 2017, the Company also recorded $53,471 to adjust the carrying cost of assets held for disposal to fair market value and $11,313 to increase the fair value of an amount payable under a liability-classified contingent consideration arrangement from an acquisition closed in 2015 by Progressive Waste. During the fourth quarter of 2017, the Company recorded a $269,804 income tax benefit primarily resulting from the reduction to the corporate income tax rate due to the enactment of the Tax Act, a $62,350 income tax expense due to a portion of its U.S. earnings no longer permanently reinvested and an $11,038 impairment charge for landfill development costs capitalized in prior years associated with a project to develop a new landfill in its Central segment that the Company is no longer pursuing.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

18.       SUBSEQUENT EVENTS

In January 2019, the Company gave notice to redeem its LeMay Washington Bond with a remaining principal balance of $15,930. The principal and accrued interest on this bond will be paid on March 6, 2019.

On February 13, 2019, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.16 per Company common share.  The dividend will be paid on March 15, 2019, to shareholders of record on the close of business on March 1, 2019.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018, at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2018.  In conducting our evaluation, we used the framework set forth in the report titled “Internal Control – Integrated Framework” (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change to our internal control over financial reporting that occurred during the three month period ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth above in Part I under “Executive Officers of the Registrant” and in the paragraph below, the information required by Item 10 has been omitted from this Annual Report on Form 10-K, and is incorporated by reference to the sections “Election of Directors,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Management Information Circular and Proxy Statement for the 2019 Annual and Special Meeting of Shareholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2018 fiscal year.

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

Information required by Item 11 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Executive Compensation” and “Corporate Governance and Board Matters” in our definitive Management Information Circular and Proxy Statement for the 2019 Annual and Special Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by Item 12 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Principal Shareholders” and “Equity Compensation Plan Information” in our definitive Management Information Circular and Proxy Statement for the 2019 Annual and Special Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” in our definitive Management Information Circular and Proxy Statement for the 2019 Annual and Special Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the section “Appointment of Independent Registered Public Accounting Firm and Authorization of the Board of Directors to Fix the Remuneration of the Independent Registered Public Accounting Firm” in our definitive Management Information Circular and Proxy Statement for the 2019 Annual and Special Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See Index to Consolidated Financial Statements on page 75. The following Financial Statement Schedule is filed herewith on page 152 and made a part of this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)	Exhibits.

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of January 18, 2016, by and among the Registrant (f.k.a. Progressive Waste Solutions Ltd.), Water Merger Sub LLC, and Waste Connections US, Inc. (f.k.a. Waste Connections, Inc.) (incorporated by reference to Exhibit 99.2 of the Registrant’s Form 6-K filed on January 20, 2016)

3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2017)

3.2	Articles of Amalgamation (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 7, 2016)

3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 7, 2016)

3.4	By-law No. 1 of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed on June 7, 2016)`

3.5	Form of Common Share Certificate (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 8-K filed on June 7, 2016)

4.1	Master Note Purchase Agreement, dated as of June 1, 2016 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on June 7, 2016)

4.2	First Supplement to Master Note Purchase Agreement, dated as of February 13, 2017 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on February 17, 2017)

4.3	Amendment No. 1 to Master Note Purchase Agreement, dated as of March 21, 2018 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 27, 2018)

4.4	Master Note Purchase Agreement, dated July 15, 2008 (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on June 7, 2016)

4.5	Amendment No. 1 to Master Note Purchase Agreement, dated as of July 20, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on June 7, 2016)

4.6	First Supplement to Master Note Purchase Agreement, dated as of October 26, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Form 8-K filed on June 7, 2016)

4.7	Amendment No. 2 to Master Note Purchase Agreement, dated as of November 24, 2010 (incorporated by reference to Exhibit 4.6 of the Registrant’s Form 8-K filed on June 7, 2016)

4.8	Second Supplement to Master Note Purchase Agreement, dated as of April 1, 2011 (incorporated by reference to Exhibit 4.7 of the Registrant’s Form 8-K filed on June 7, 2016)

Exhibit Number	Description of Exhibits

4.9	Amendment No. 3 to Master Note Purchase Agreement, dated as of October 12, 2011 (incorporated by reference to Exhibit 4.8 of the Registrant’s Form 8-K filed on June 7, 2016)

4.10	Amendment No. 4 to Master Note Purchase Agreement, dated August 9, 2013 (incorporated by reference to Exhibit 4.9 of the Registrant’s Form 8-K filed on June 7, 2016)

4.11	Amendment No. 5 to Master Note Purchase Agreement, dated February 20, 2015 (incorporated by reference to Exhibit 4.10 of the Registrant’s Form 8-K filed on June 7, 2016)

4.12	Third Supplement to Master Note Purchase Agreement, dated as of June 11, 2015 (incorporated by reference to Exhibit 4.11 of the Registrant’s Form 8-K filed on June 7, 2016)

4.13	Amendment No. 6 to Master Note Purchase Agreement, dated June 1, 2016 (incorporated by reference to Exhibit 4.12 of the Registrant’s Form 8-K filed on June 7, 2016)

4.14	Assumption and Exchange Agreement, dated June 1, 2016 relating to the Master Note Purchase Agreement dated July 15, 2008 as amended and supplemented through and including June 1, 2016 and as further modified by the Assumption and Exchange Agreement (incorporated by reference to Exhibit 4.13 of the Registrant’s Form 8-K filed on June 7, 2016)

4.15	Amendment No. 7 to Master Note Purchase Agreement, dated March 21, 2018 (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on March 27, 2018)

4.16	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 21, 2018 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 27, 2018)

4.17	Indenture, dated as of November 16, 2018, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on November 16, 2018)

4.18	First Supplemental Indenture, dated as of November 16, 2018, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on November 16, 2018)

10.1 +	Form of Indemnification Agreement dated June 1, 2016, between Waste Connections, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 8-K filed on June 7, 2016)

10.2 +	Separation Benefits Plan and Employment Agreement by and between Waste Connections US, Inc. and Ronald J. Mittelstaedt, effective February 13, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 7, 2016)

10.3 +	Amendment to Separation Benefits Plan and Employment Agreement between Waste Connections US, Inc. and Ronald J. Mittelstaedt (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on June 7, 2016)

10.4 +	Second Amendment to Separation Benefits Plan and Employment Agreement between Waste Connections US, Inc. and Ronald J. Mittelstaedt (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-K filed on February 15, 2018)

10.5 +	Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on July 26, 2017)

Exhibit Number	Description of Exhibits

10.6 +	Form of Restricted Share Unit Award Agreement (with One-Year Performance Period) under the Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 8-K filed on June 7, 2016)

10.7 +	Form of Performance-Based Restricted Share Unit Award Agreement (with Three-Year Performance Period) under the Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 8-K filed on June 7, 2016)

10.8 +	Form of Restricted Share Unit Agreement for Non-employee Directors under the Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.16 of the Registrant’s Form 8-K filed on June 7, 2016)

10.9 +	Form of Restricted Share Unit Agreement under the Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.17 of the Registrant’s Form 8-K filed on June 7, 2016)

10.10 +	Form of Deferred Share Unit Agreement for Non-Employee Directors under the Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on October 31, 2016)

10.11 +	Form of Warrant to Purchase Common Shares of Waste Connections, Inc. under the Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.23 of the Registrant’s Form 10-K filed on February 15, 2018)

10.12 +	Waste Connections US, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.20 of the Registrant’s Form 8-K filed on June 7, 2016)

10.13 +	Form of Grant Agreement for Restricted Stock Units under Waste Connections US, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.21 of the Registrant’s Form 8-K filed on June 7, 2016)

10.14 +	Form of Grant Agreement for Restricted Stock Units (with One-Year Performance Period) under Waste Connections US, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-K filed on February 15, 2018)

10.15 +	Form of Warrant to Purchase Common Stock under the Waste Connections US, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.24 of the Registrant’s Form 8-K filed on June 7, 2016)

10.16 +	Waste Connections US, Inc. Third Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Form 8-K filed on June 7, 2016)

10.17 +	Waste Connections US, Inc. Nonqualified Deferred Compensation Plan, amended and restated as of December 1, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 5, 2016)

10.18 +	Amendment to the Waste Connections, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 22, 2016)

Exhibit Number	Description of Exhibits

10.19 +	Amendment No. 2 to the Waste Connections, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on October 26, 2017)

10.20 +	Waste Connections, Inc. Synergy Bonus Program (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 22, 2016)

10.21 +	Waste Connections, Inc. Compensation Recoupment Policy (incorporated by reference to Exhibit 10.35 of the Registrant’s Form 10-K filed on February 15, 2018)

10.22 +	Separation Benefits Plan of Waste Connections US, Inc., effective July 24, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A filed on August 31, 2018)

10.23 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Worthing F. Jackman, effective August 30, 2018 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K/A filed on August 31, 2018)

10.24 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Darrell W. Chambliss, effective October 19, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 19, 2018)

10.25 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Matthew S. Black, effective October 19, 2018 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on October 19, 2018)

10.26 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and David G. Eddie, effective October 19, 2018 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on October 19, 2018)

10.27 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and David M. Hall, effective October 19, 2018 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on October 19, 2018)

10.28 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and James M. Little, effective October 19, 2018 (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on October 19, 2018)

10.29 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Patrick J. Shea, effective October 19, 2018 (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on October 19, 2018)

10.30 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Mary Anne Whitney, effective October 19, 2018 (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed on October 19, 2018)

10.31 +	Third Amendment to Separation Benefits Plan and Employment Agreement, dated October 17, 2018, by and between Waste Connections US, Inc. and Ronald J. Mittelstaedt (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed on October 19, 2018)

10.32 +*	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Eric O. Hansen, effective February 12, 2019

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of Independent Registered Public Accounting Firm

23.2 *	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description of Exhibits

24.1 *	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1 *	Certification of Chief Executive Officer

31.2 *	Certification of Chief Financial Officer

32.1 *	Certificate of Chief Executive Officer

32.2 *	Certificate of Chief Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waste Connections, Inc.

	By:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
Date: February 14, 2019		Chief Executive Officer and Chairman

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

Signature	Title	Date

/s/ Ronald J. Mittelstaedt	Chief Executive Officer and Chairman
Ronald J. Mittelstaedt	(principal executive officer)	February 14, 2019

/s/ Mary Anne Whitney	Senior Vice President and Chief Financial Officer
Mary Anne Whitney	(principal financial officer)	February 14, 2019

/s/ David G. Eddie	Senior Vice President and Chief Accounting Officer
David G. Eddie	(principal accounting officer)	February 14, 2019

/s/ Robert H. Davis
Robert H. Davis	Director	February 14, 2019

/s/ Edward E. Guillet
Edward E. Guillet	Director	February 14, 2019

/s/ Michael W. Harlan
Michael W. Harlan	Director	February 14, 2019

/s/ Larry S. Hughes
Larry S. Hughes	Director	February 14, 2019

/s/ Susan Lee
Susan Lee	Director	February 14, 2019

/s/ William J. Razzouk
William J. Razzouk	Director	February 14, 2019

WASTE CONNECTIONS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2018, 2017 and 2016

(in thousands of U.S. dollars)

		Additions		Deductions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Write-offs, Net of Collections)	Balance at End of Year
Allowance for Doubtful Accounts:
Year Ended December 31, 2018	$17,154	$13,814	$-	$(14,208)	$16,760
Year Ended December 31, 2017	13,160	14,363	-	(10,369)	17,154
Year Ended December 31, 2016	7,738	13,980	-	(8,558)	13,160

