Form 10-Q
period 2019-03-31
Waste Connections, Inc.
filed 2019-04-25
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1‑34370

WASTE CONNECTIONS, INC.

(Exact name of registrant as specified in its charter)

Ontario, Canada

(State or other jurisdiction of incorporation or organization)

98‑1202763

(I.R.S. Employer Identification No.)

610 Applewood Crescent, 2nd Floor

Vaughan

Ontario L4K 0E3

Canada

(Address of principal executive offices)

(905) 532‑7510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	WCN	New York Stock Exchange Toronto Stock Exchange

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of April 18, 2019:  263,682,959 common shares

WASTE CONNECTIONS, INC.

FORM 10‑Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and equivalents	$499,482	$319,305
Accounts receivable, net of allowance for doubtful accounts of $15,124 and $16,760 at March 31, 2019 and December 31, 2018, respectively	599,369	609,545
Prepaid expenses and other current assets	144,006	164,053
Total current assets	1,242,857	1,092,903

Restricted cash	85,200	84,661
Restricted investments	47,926	47,486
Property and equipment, net	5,119,785	5,168,996
Operating lease right-of-use assets	199,703	—
Goodwill	5,065,530	5,031,685
Intangible assets, net	1,105,553	1,128,628
Other assets, net	65,374	72,970
Total assets	$12,931,928	$12,627,329
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$339,261	$359,967
Book overdraft	15,734	18,518
Accrued liabilities	264,706	289,544
Current portion of operating lease liabilities	29,810	—
Current portion of contingent consideration	11,650	11,612
Deferred revenue	181,950	179,282
Current portion of long-term debt and notes payable	1,016	1,786
Total current liabilities	844,127	860,709

Long-term debt and notes payable	4,157,081	4,153,465
Long-term portion of operating lease liabilities	176,328	—
Long-term portion of contingent consideration	44,686	43,003
Deferred income taxes	766,641	760,033
Other long-term liabilities	374,391	349,931
Total liabilities	6,363,254	6,167,141

Commitments and contingencies (Note 18)

Equity:
Common shares: 263,673,497 shares issued and 263,587,245 shares outstanding at March 31, 2019; 263,271,302 shares issued and 263,141,413 shares outstanding at December 31, 2018	4,134,917	4,131,307
Additional paid-in capital	128,230	133,577
Accumulated other comprehensive income (loss)	(45,978)	(74,786)
Treasury shares: 86,252 and 129,889 shares at March 31, 2019 and December 31, 2018, respectively	—	—
Retained earnings	2,345,970	2,264,510
Total Waste Connections’ equity	6,563,139	6,454,608
Noncontrolling interest in subsidiaries	5,535	5,580
Total equity	6,568,674	6,460,188
	$12,931,928	$12,627,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three months ended March 31,
	2019	2018
Revenues	$1,244,637	$1,140,131
Operating expenses:
Cost of operations	733,690	659,803
Selling, general and administrative	132,586	131,308
Depreciation	146,847	133,185
Amortization of intangibles	30,542	26,098
Impairments and other operating items	16,112	1,030
Operating income	184,860	188,707

Interest expense	(37,287)	(32,370)
Interest income	3,311	1,155
Other income (expense), net	2,558	(387)
Foreign currency transaction gain (loss)	103	(221)
Income before income tax provision	153,545	156,884

Income tax provision	(27,968)	(31,852)
Net income	125,577	125,032
Plus (less): Net loss (income) attributable to noncontrolling interests	45	(163)
Net income attributable to Waste Connections	$125,622	$124,869

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.48	$0.47
Diluted	$0.48	$0.47

Shares used in the per share calculations:
Basic	263,603,418	263,827,963
Diluted	264,336,930	264,588,069

Cash dividends per common share	$0.16	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three months ended March 31,
	2019	2018
Net income	$125,577	$125,032

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(2,472)	(599)
Fuel hedge amounts reclassified into cost of operations	—	(1,148)
Changes in fair value of interest rate swaps	(15,721)	11,769
Changes in fair value of fuel hedges	—	615
Foreign currency translation adjustment	42,180	(59,331)
Other comprehensive income (loss), before tax	23,987	(48,694)
Income tax (expense) benefit related to items of other comprehensive income (loss)	4,821	(2,826)
Other comprehensive income (loss), net of tax	28,808	(51,520)
Comprehensive income	154,385	73,512
Plus (less): Comprehensive loss (income) attributable to noncontrolling interests	45	(163)
Comprehensive income attributable to Waste Connections	$154,430	$73,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2018	263,141,413	$4,131,307	$133,577	$(74,786)	129,889	$—	$2,264,510	$5,580	$6,460,188
Sale of common shares held in trust	43,637	3,610	—	—	(43,637)	—	—	—	3,610
Vesting of restricted share units	400,555	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	180,258	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	15,371	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(202,679)	—	(16,973)	—	—	—	—	—	(16,973)
Equity-based compensation	—	—	11,626	—	—	—	—	—	11,626
Exercise of warrants	8,690	—	—	—	—	—	—	—	—
Cash dividends on common shares	—	—	—	—	—	—	(42,084)	—	(42,084)
Amounts reclassified into earnings, net of taxes	—	—	—	(1,817)	—	—	—	—	(1,817)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(11,555)	—	—	—	—	(11,555)
Foreign currency translation adjustment	—	—	—	42,180	—	—	—	—	42,180
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	—	—	—	—	(2,078)	—	(2,078)
Net income	—	—	—	—	—	—	125,622	(45)	125,577
Balances at March 31, 2019	263,587,245	$4,134,917	$128,230	$(45,978)	86,252	$—	$2,345,970	$5,535	$6,568,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2017	263,494,670	$4,187,568	$115,743	$108,413	166,133	$—	$1,856,946	$5,400	$6,274,070
Sale of common shares held in trust	26,849	1,947	—	—	(26,849)	—	—	—	1,947
Vesting of restricted share units	452,700	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	154,181	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	114	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(206,084)	—	(14,121)	—	—	—	—	—	(14,121)
Equity-based compensation	—	—	7,991	—	—	—	—	—	7,991
Repurchase of common shares	(594,474)	(42,040)	—	—	—	—	—	—	(42,040)
Cash dividends on common shares	—	—	—	—	—	—	(36,814)	—	(36,814)
Amounts reclassified into earnings, net of taxes	—	—	—	(1,301)	—	—	—	—	(1,301)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	9,112	—	—	—	—	9,112
Foreign currency translation adjustment	—	—	—	(59,331)	—	—	—	—	(59,331)
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	—	—	—	—	16,296	—	16,296
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(103)	(103)
Net income	—	—	—	—	—	—	124,869	163	125,032
Balances at March 31, 2018	263,327,956	$4,147,475	$109,613	$56,893	139,284	$—	$1,961,297	$5,460	$6,280,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$125,577	$125,032
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	16,372	2,863
Depreciation	146,847	133,185
Amortization of intangibles	30,542	26,098
Amortization of leases	7,214	—
Deferred income taxes, net of acquisitions	10,126	20,957
Amortization of debt issuance costs	1,148	1,076
Share-based compensation	15,168	9,180
Interest accretion	3,972	3,665
Payment of contingent consideration recorded in earnings	—	(11)
Adjustments to contingent consideration	1,466	702
Other	(145)	101
Net change in operating assets and liabilities, net of acquisitions	5,485	(15,601)
Net cash provided by operating activities	363,772	307,247

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(14,920)	(311,964)
Capital expenditures for property and equipment	(114,238)	(91,216)
Proceeds from disposal of assets	639	1,002
Other	473	(104)
Net cash used in investing activities	(128,046)	(402,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	55,354	35,625
Principal payments on notes payable and long-term debt	(52,051)	(106,812)
Payment of contingent consideration recorded at acquisition date	(275)	(2,205)
Change in book overdraft	(2,784)	(295)
Payments for repurchase of common shares	—	(42,040)
Payments for cash dividends	(42,084)	(36,814)
Tax withholdings related to net share settlements of equity-based compensation	(16,973)	(14,121)
Debt issuance costs	—	(2,188)
Proceeds from sale of common shares held in trust	3,610	1,947
Other	—	(103)
Net cash used in financing activities	(55,203)	(167,006)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	193	18

Net increase (decrease) in cash, cash equivalents and restricted cash	180,716	(262,023)
Cash, cash equivalents and restricted cash at beginning of period	403,966	556,467
Plus: change in cash held for sale	—	101
Cash, cash equivalents and restricted cash at end of period	$584,682	$294,545

Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$1,584	$64,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries  (“WCI” or the “Company”) for the three month periods ended March 31, 2019 and 2018.  In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2018.

2.REPORTING CURRENCY

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

3.NEW ACCOUNTING STANDARDS

Accounting Standards Adopted

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company adopted the new standard on January 1, 2019 and elected to apply the new guidance at the effective date and recognize a cumulative-effect adjustment, without adjusting the comparative periods presented.  The Company applied the package of practical expedients to leases that commenced before the effective date whereby the Company elected not to reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) whether initial direct costs exist for any existing leases.  The Company also applied (1) the practical expedient for land easements where the Company elected to not apply the leases standard to certain existing land easements at transition and (2) the practical expedient to include both the lease and nonlease components as a single component and account for it as a lease.    The Company has completed its assessment of the provisions of the lease accounting guidance and implementation of its leasing software solution to manage and account for leases under the new standard.

	As reported December 31, 2018	Adoption of lease guidance increase (decrease)	Balance January 1, 2019
Operating lease right-of-use assets	$-	$206,501	$206,501
Total assets	$12,627,329	$206,501	$12,833,830
Current portion of operating lease liabilities	$-	$29,640	$29,640
Total current liabilities	$860,709	$29,640	$890,349
Long-term portion of operating lease liabilities	$-	$180,005	$180,005
Deferred income taxes	$760,033	$(1,066)	$758,967
Total liabilities	$6,167,141	$208,579	$6,375,720
Retained earnings	$2,264,510	$(2,078)	$2,262,432
Total liabilities and equity	$12,627,329	$206,501	$12,833,830

The adoption of the new standard did not have a material impact on the Company’s consolidated statements of net income or consolidated statements of cash flows.  See Note 9 for additional information and disclosures related to this amended guidance.

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

SEC Simplified and Updated Disclosure Requirements.  In August 2018, the U.S. Securities and Exchange Commission (the “SEC”) amended its rules to require an analysis of changes in stockholders’ equity in the financial statements included in Quarterly Reports on Form 10-Q.  The analysis, which can be presented as a note or separate statement, is required for the current and comparative quarter and year-to-date interim periods.  The amended rules will become effective 30 days after they are published in the Federal Register; however, the SEC’s Division of Corporation Finance issued a Compliance and Disclosure Interpretation (the “CDI”) that provides transition guidance related to this new disclosure.  The CDI states that the amendments are effective for all filings made on or after the effective date; however, it also states that SEC staff would not object if a filer’s first presentation of the changes in stockholders’ equity was included in its Form 10-Q for the quarter that begins after the effective date of the amendments, which is the quarter ending March 31, 2019 for the Company.  The Company included the statement of shareholders’ equity within this Form 10-Q.

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

SEC modernizes and simplifies certain Regulation S-K disclosure requirements.  In March 2019, the SEC amended its rules to modernize and simplify certain disclosure requirements in Regulation S-K and the related rules and forms. These changes include (1) allowing registrants to redact confidential information from most exhibits to their filings without filing a confidential treatment request; (2) revising the requirements for management’s discussion and analysis to allow flexibility, including allowing registrants providing three years of financial statements to omit discussion of the earliest year and cross-reference its discussion in a previous filing; (3) removing the example risk factors in Regulation S-K to encourage more meaningful company-specific disclosure; (4) clarifying the description of property requirements to emphasize that those disclosures should only include properties that are material to the registrant; and (5) requiring XBRL data tagging for items on the cover pages of certain filings, as well as the use of hyperlinks for information that is incorporated by reference and available on EDGAR.  The provisions regarding the redaction of confidential information in exhibits are effective upon publication in the Federal Register. The provisions requiring XBRL data tagging are subject to a three-year phase-in, depending on the filing status of the registrant, which, for the Company, will be effective for the period ending June 30, 2019.  All other provisions are effective 30 days after publication in the Federal Register.

4.RECLASSIFICATION

As disclosed within other footnotes of the financial statements, segment information reported in the Company’s prior year has been reclassified to conform with the 2019 presentation.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

5.REVENUE

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, non-hazardous exploration and production (“E&P”) waste treatment, recovery and disposal services and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Three months ended March 31,
	2019	2018
Commercial	$381,509	$350,354
Residential	322,404	284,825
Industrial and construction roll off	187,440	174,467
Total collection	891,353	809,646
Landfill	244,601	232,438
Transfer	161,191	138,492
Recycling	19,804	23,485
E&P	66,830	58,359
Intermodal and other	32,837	34,004
Intercompany	(171,979)	(156,293)
Total	$1,244,637	$1,140,131

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided.  Substantially all of the deferred revenue recorded as of December 31, 2018 was recognized as revenue during the three months ended March 31, 2019 when the service was performed.

See Note 11 for additional information regarding revenue by reportable segment.

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Consolidated Balance Sheet, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity would have recognized is one year or less.  The Company had approximately $16,900  of deferred sales incentives at both March 31, 2019 and December 31, 2018.

6.LANDFILL ACCOUNTING

At March 31, 2019, the Company’s landfills consisted of 81 owned landfills, eight landfills operated under life-of-site operating agreements and four landfills operated under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $2,841,580 at March 31, 2019. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

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

Based on remaining permitted capacity as of March 31, 2019, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 26 years. As of March 31, 2019, the Company is seeking to expand permitted capacity at 10 of its owned landfills and three landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 30 years, with lives ranging from approximately 1 to 173 years.

During the three months ended March 31, 2019 and 2018, the Company expensed $48,580 and $44,760, respectively, or an average of $4.74 and $4.52 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2019 and 2018 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects the Company’s long-term credit adjusted risk free rate as of the end of both 2018 and 2017. The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2019 and 2018. The resulting final capping, closure and post-closure obligations are recorded on the condensed consolidated balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the three months ended March 31, 2019 and 2018, the Company expensed $3,434 and $3,146 respectively, or an average of $0.34 and $0.32 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2018 to March 31, 2019:

Final capping, closure and post-closure liability at December 31, 2018	$251,782
Adjustments to final capping, closure and post-closure liabilities	2,942
Liabilities incurred	4,052
Accretion expense associated with landfill obligations	3,434
Closure payments	(286)
Foreign currency translation adjustment	792
Final capping, closure and post-closure liability at March 31, 2019	$262,716

Liabilities incurred of $4,052 for the three months ended March 31, 2019, represent non-cash increases to final capping, closure and post-closure liabilities. The Adjustment to final capping, closure and post-closure liabilities primarily consisted of increases in estimated closure and post-closure costs at several of the Company’s landfills, as well as the significant reduction in the timing of closure and post-closure events at two of the Company’s landfills that are operated, but not owned, under life-of-site agreements. These increases were partially offset by decreases in closure and post-closure costs primarily at two of the Company’s owned landfills. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At March 31, 2019 and December 31, 2018, $12,516 and $12,325, respectively, of the Company’s restricted cash balance and $45,380 and $44,939, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

7.ACQUISITIONS

The Company acquired three individually immaterial non-hazardous solid waste collection and transfer businesses during the three months ended March 31, 2019.  The total acquisition-related costs incurred during the three months ended March 31, 2019 for these acquisitions was $837. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

The Company acquired three individually immaterial non-hazardous solid waste collection, recycling, transfer and disposal businesses during the three months ended March 31, 2018. The purchase price for one of these acquisitions included contingent consideration of $11,593, representing the fair value of up to $12,582 of amounts payable to the former owners based on the achievement of certain operating targets specified in the asset purchase agreement. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the three-year period in which the obligation is expected to be settled, and applying a discount rate of 2.7%.  As of March 31, 2019, the obligation recognized at the purchase date has not materially changed.  Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled.  The total acquisition-related costs incurred during the three months ended March 31, 2018 for these acquisitions was $2,385. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

The results of operations of the acquired businesses have been included in the Company’s Condensed Consolidated Financial Statements from their respective acquisition dates. The Company expects these acquired businesses to contribute towards the achievement of the Company’s strategy to expand through acquisitions. Goodwill acquired is attributable to the synergies and ancillary growth opportunities expected to arise after the Company’s acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the three months ended March 31, 2019 and 2018:

	2019	2018
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$14,920	$311,964
Debt assumed	—	45,431
	14,920	357,395

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	519	6,421
Prepaid expenses and other current assets	601	1,849
Property and equipment	5,213	212,689
Long-term franchise agreements and contracts	417	8,104
Customer lists	2,481	13,852
Permits and other intangibles	2,827	—
Accounts payable and accrued liabilities	(1,494)	(2,314)
Deferred revenue	(90)	(2,523)
Contingent consideration	—	(11,593)
Other long-term liabilities	—	(2,517)
Deferred income taxes	—	(244)
Total identifiable net assets	10,474	223,724
Goodwill	$4,446	$133,671

Goodwill acquired during the three months ended March 31, 2019 and 2018, totaling $4,446 and $133,428, respectively, is expected to be deductible for tax purposes.

The fair value of acquired working capital related to six individually immaterial acquisitions completed during the twelve months ended March 31, 2019, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these six acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the three months ended March 31, 2019, is $556, of which $37 is expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the three months ended March 31, 2018, is $6,780, of which $359 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisitions of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

8.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at March 31, 2019:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$475,953	$(166,229)	$—	$309,724
Customer lists	534,753	(250,978)	—	283,775
Permits and other	342,728	(52,896)	—	289,832
	1,353,434	(470,103)	—	883,331
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	—	—	158,591
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	260,729	—	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,614,163	$(470,103)	$(38,507)	$1,105,553

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the three months ended March 31, 2019 was 24.6 years. The weighted-average amortization period of customer lists acquired during the three months ended March 31, 2019 was 10.0 years. The weighted-average amortization period of finite-lived permits and other intangibles acquired during the three months ended March 31, 2019 was 20.0 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2018:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$476,833	$(157,986)	$—	$318,847
Customer lists	530,614	(232,461)	—	298,153
Permits and other	338,601	(49,195)	—	289,406
	1,346,048	(439,642)	—	906,406
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	—	—	158,591
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	260,729	—	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,606,777	$(439,642)	$(38,507)	$1,128,628

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2019	$119,949
For the year ending December 31, 2020	$106,050
For the year ending December 31, 2021	$92,835
For the year ending December 31, 2022	$79,565
For the year ending December 31, 2023	$67,441

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

9.LEASES

The Company rents certain equipment and facilities under both short-term agreements and non-cancelable operating lease agreements.  The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a right of use (“ROU”) asset and a lease liability at the lease commencement date.  The lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date.

Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

The lease guidance requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs.  Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

The lease term for the Company’s leases includes the noncancelable period of the lease, plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

Lease payments included in the measurement of the lease liability comprise fixed payments or variable lease payments.  The variable lease payments take into account annual changes in the consumer price index and common area maintenance charges, if known.

ROU assets for operating leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset.

The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less. The Company has elected to apply the short-term lease recognition and measurement exemption allowed for in the lease accounting standard.  The Company recognizes the lease payments associated with its short-term leases as an expense on a straight-line basis over the lease term.

Lease cost for operating leases for the three months ended March 31, 2019 was as follows:

Operating lease cost	$9,533

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

Three months ended
March 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$9,504
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$408

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	Three months ended
	March 31, 2019
Weighted average remaining lease term	9.2	years
Weighted average discount rate	3.97%

As of March 31, 2019, future minimum lease payments, as calculated under the new lease guidance and reconciled to the operating lease liability, are as follows:

Last 9 months of 2019	$28,056
2020	35,360
2021	32,396
2022	31,099
2023	27,975
Thereafter	94,862
Minimum lease payments	249,748
Less: imputed interest	(43,610)
Present value of minimum lease payments	206,138
Less: current portion of operating lease liabilities	(29,810)
Long-term portion of operating lease liabilities	$176,328

As of December 31, 2018, minimum lease payments under non-cancelable operating leases by period were expected to be as follows:

2019	$37,902
2020	35,204
2021	32,259
2022	30,974
2023	27,882
Thereafter	94,205
$258,426

A summary of rent expense for both short-term agreements and non-cancelable operating lease agreements for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
Rent expense	$42,646	$43,383

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

10.LONG-TERM DEBT

The following table presents the Company’s long-term debt as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Revolver under Credit Agreement, bearing interest ranging from 3.08% to 5.63% (a)	$504,020	$481,610
Term loan under Credit Agreement, bearing interest at 3.60% (a)	1,237,500	1,237,500
5.25% Senior Notes due 2019	175,000	175,000
4.64% Senior Notes due 2021	100,000	100,000
2.39% Senior Notes due 2021	150,000	150,000
3.09% Senior Notes due 2022	125,000	125,000
2.75% Senior Notes due 2023	200,000	200,000
3.24% Senior Notes due 2024	150,000	150,000
3.41% Senior Notes due 2025	375,000	375,000
3.03% Senior Notes due 2026	400,000	400,000
3.49% Senior Notes due 2027	250,000	250,000
4.25% Senior Notes due 2028	500,000	500,000
Tax-exempt bonds	—	15,930
Notes payable to sellers and other third parties, bearing interest ranging from 2.75% to 10.90%, principal and interest payments due periodically with due dates ranging from 2019 to 2036 (a)	10,181	14,653
	4,176,701	4,174,693
Less – current portion	(1,016)	(1,786)
Less – debt issuance costs	(18,604)	(19,442)
	$4,157,081	$4,153,465

____________________

(a)	Interest rates represent the interest rates incurred at March 31, 2019.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Credit Agreement

Details of the Credit Agreement are as follows:

	March 31,	December 31,
	2019	2018
Revolver under Credit Agreement
Available	$950,221	$955,779
Letters of credit outstanding	$108,259	$125,111
Total amount drawn, as follows:	$504,020	$481,610
Amount drawn - U.S. LIBOR rate loan	$350,500	$357,000
Interest rate applicable - U.S. LIBOR rate loan	3.60%	3.62%
Amount drawn - U.S. base rate loan	$52,500	$—
Interest rate applicable - U.S. base rate loan	5.63%	Not applicable
Amount drawn – Canadian bankers’ acceptance	$101,020	$124,610
Interest rate applicable – Canadian bankers’ acceptance	3.08%	3.40%
Commitment – rate applicable	0.12%	0.12%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$1,237,500	$1,237,500
Interest rate applicable – U.S. based LIBOR loan	3.60%	3.62%

Tax Exempt Bonds

In January 2019, the Company gave notice to redeem its LeMay Washington Bond with a remaining principal balance of $15,930. The Company paid in full the principal and accrued interest on this bond on March 6, 2019.

11.SEGMENT REPORTING

The Company’s revenues are generated from the collection, transfer, recycling and disposal of non-hazardous solid waste and the treatment, recovery and disposal of non-hazardous E&P waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

The Company manages its operations through five geographic operating segments and its E&P segment, which includes the majority of the Company’s E&P waste treatment and disposal operations. The Company’s five geographic operating segments and its E&P segment comprise the Company’s reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  In the first quarter of 2019, the Company moved two districts from the Eastern segment to the Central segment because their locations in Iowa were closer in proximity to operations in the Company’s Central segment.  The segment information presented herein reflects the realignment of these districts.

Under the current orientation, the Company’s Eastern segment services customers located in Illinois, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; the Company’s Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; the Company’s Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Central segment services customers located in Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and the

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Company’s Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan. The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

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

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2019 and 2018, is shown in the following tables:

Three Months Ended		Intercompany	Reported	Segment
March 31, 2019	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$346,846	$(54,019)	$292,827	$76,957
Southern	324,482	(37,153)	287,329	74,377
Western	286,175	(31,196)	254,979	77,005
Central	202,792	(24,915)	177,877	63,027
Canada	190,286	(21,939)	168,347	59,244
E&P	66,035	(2,757)	63,278	31,609
Corporate(a)	—	—	—	(3,858)
	$1,416,616	$(171,979)	$1,244,637	$378,361

Three Months Ended		Intercompany	Reported	Segment
March 31, 2018	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$283,548	$(45,960)	$237,588	$66,285
Southern	308,955	(35,616)	273,339	68,907
Western	275,121	(29,958)	245,163	72,658
Central	179,491	(21,410)	158,081	59,569
Canada	191,687	(21,713)	169,974	59,266
E&P	57,621	(1,635)	55,986	28,679
Corporate(a)	—	—	—	(6,344)
	$1,296,423	$(156,292)	$1,140,131	$349,020

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

(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10‑K.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following tables show changes in goodwill during the three months ended March 31, 2019 and 2018, by reportable segment:

	Eastern	Southern	Western	Central	Canada	E&P	Total
Balance as of December 31, 2018	$1,143,355	$1,517,610	$398,174	$523,566	$1,448,980	$—	$5,031,685
Goodwill transferred	(16,869)	—	—	16,869	—	—	—
Goodwill acquired	—	—	918	3,702	—	—	4,620
Goodwill acquisition adjustments	(83)	(88)	—	—	(3)	—	(174)
Goodwill divested	—	(845)	—	—	—	—	(845)
Impact of changes in foreign currency	—	—	—	—	30,244	—	30,244
Balance as of March 31, 2019	$1,126,403	$1,516,677	$399,092	$544,137	$1,479,221	$—	$5,065,530

	Eastern	Southern	Western	Central	Canada	E&P	Total
Balance as of December 31, 2017	$804,133	$1,436,320	$397,508	$468,275	$1,575,538	$—	$4,681,774
Goodwill transferred	(16,869)	—	—	16,869	—	—	—
Goodwill acquired	95,702	604	640	36,725	—	—	133,671
Impact of changes in foreign currency	—	—	—	—	(42,496)	—	(42,496)
Balance as of March 31, 2018	$882,966	$1,436,924	$398,148	$521,869	$1,533,042	$—	$4,772,949

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended
	March 31,
	2019	2018
Eastern segment EBITDA	$76,957	$66,285
Southern segment EBITDA	74,377	68,907
Western segment EBITDA	77,005	72,658
Central segment EBITDA	63,027	59,569
Canada segment EBITDA	59,244	59,266
E&P segment EBITDA	31,609	28,679
Subtotal reportable segments	382,219	355,364
Unallocated corporate overhead	(3,858)	(6,344)
Depreciation	(146,847)	(133,185)
Amortization of intangibles	(30,542)	(26,098)
Impairments and other operating items	(16,112)	(1,030)
Interest expense	(37,287)	(32,370)
Interest income	3,311	1,155
Other income (expense), net	2,558	(387)
Foreign currency transaction gain (loss)	103	(221)
Income before income tax provision	$153,545	$156,884

12.DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives on the Condensed Consolidated Balance Sheets at fair value. All of the Company’s derivatives have been designated as cash flow hedges; therefore, the gain or loss on the derivatives will be recognized in accumulated other comprehensive income (loss) (“AOCIL”) and reclassified into earnings in the same period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.    The Company classifies cash inflows and outflows from derivatives within operating activities on the Condensed Consolidated Statements of Cash Flows.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at March 31, 2019 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

At March 31, 2019, the Company’s derivative instruments included 17 interest rate swap agreements as follows:

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid*	Received	Effective Date	Expiration Date
April 2014	$100,000	1.800%	1‑month LIBOR	July 2014	July 2019
May 2014	$50,000	2.344%	1‑month LIBOR	October 2015	October 2020
May 2014	$25,000	2.326%	1‑month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1‑month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1‑month LIBOR	October 2015	October 2020
April 2016	$100,000	1.000%	1‑month LIBOR	February 2017	February 2020
June 2016	$75,000	0.850%	1‑month LIBOR	February 2017	February 2020
June 2016	$150,000	0.950%	1‑month LIBOR	January 2018	January 2021
June 2016	$150,000	0.950%	1‑month LIBOR	January 2018	January 2021
July 2016	$50,000	0.900%	1‑month LIBOR	January 2018	January 2021
July 2016	$50,000	0.890%	1‑month LIBOR	January 2018	January 2021
August 2017	$100,000	1.900%	1‑month LIBOR	July 2019	July 2022
August 2017	$200,000	2.200%	1‑month LIBOR	October 2020	October 2025
August 2017	$150,000	1.950%	1‑month LIBOR	February 2020	February 2023
June 2018	$200,000	2.925%	1‑month LIBOR	October 2020	October 2025
June 2018	$200,000	2.925%	1‑month LIBOR	October 2020	October 2025
December 2018	$200,000	2.850%	1‑month LIBOR	July 2022	July 2027

____________________

* Plus applicable margin.

Another of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the price of diesel fuel. The Company’s strategy to achieve that objective involves periodically entering into fuel hedges that are specifically designated to certain forecasted diesel fuel purchases and accounted for as cash flow hedges.  The Company had one fuel hedge agreement in place at March 31, 2018, which expired at December 31, 2018.  At March 31, 2019, the Company had no fuel hedge agreements in place.

The fair values of derivative instruments designated as cash flow hedges as of March 31, 2019, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$8,667	Other long-term liabilities	$(18,889)
	Other assets, net	4,126
Total derivatives designated as cash flow hedges		$12,793		$(18,889)

____________________

(a) Represents the estimated amount of the existing unrealized gains on interest rate swaps as of March 31, 2019 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2018, were as follows:

Derivatives Designated as Cash	Derivative Assets		Derivative Liabilities
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$10,737	Other long-term liabilities	$(9,314)
	Other assets, net	10,675
Total derivatives designated as cash flow hedges		$21,412		$(9,314)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three months ended March 31, 2019 and 2018:

Derivatives	Amount of Gain or (Loss) Recognized		Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	as AOCIL on Derivatives, Net of Tax		Net Income	from AOCIL into Earnings,
Flow Hedges	(Effective Portion)(a)		Classification	Net of Tax (Effective Portion)(b), (c)
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2019	2018		2019	2018
Interest rate swaps	$(11,555)	$8,651	Interest expense	$(1,817)	$(441)
Fuel hedges	—	461	Cost of operations	—	(860)
Total	$(11,555)	$9,112		$(1,817)	$(1,301)

____________________

(a) In accordance with the derivatives and hedging guidance, the changes in fair values of interest rate swaps and fuel hedges have been recorded in equity as a component of AOCIL. As the critical terms of the interest rate swaps match the underlying debt being hedged, all unrealized changes in fair value are recorded in AOCIL. Because changes in the actual price of diesel fuel and changes in the DOE index price did not offset exactly each reporting period, the Company assessed whether the fuel hedges were highly effective using the cumulative dollar offset approach.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

13.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and fuel hedges. As of March 31, 2019 and December 31, 2018, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of March 31, 2019 and December 31, 2018, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of March 31, 2019 and December 31, 2018, are as follows:

	Carrying Value at		Fair Value* at
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018
5.25% Senior Notes due 2019	$175,000	$175,000	$176,878	$177,870
4.64% Senior Notes due 2021	$100,000	$100,000	$102,526	$101,292
2.39% Senior Notes due 2021	$150,000	$150,000	$147,110	$144,305
3.09% Senior Notes due 2022	$125,000	$125,000	$124,195	$120,682
2.75% Senior Notes due 2023	$200,000	$200,000	$195,333	$188,363
3.24% Senior Notes due 2024	$150,000	$150,000	$149,103	$142,877
3.41% Senior Notes due 2025	$375,000	$375,000	$374,518	$355,541
3.03% Senior Notes due 2026	$400,000	$400,000	$388,428	$367,143
3.49% Senior Notes due 2027	$250,000	$250,000	$248,978	$234,243
4.25% Senior Notes due 2028	$500,000	$500,000	$529,500	$506,100

____________________

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedges, restricted cash and investments and contingent consideration, refer to Note 15.

14.NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
	2019	2018
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$125,622	$124,869
Denominator:
Basic shares outstanding	263,603,418	263,827,963
Dilutive effect of equity-based awards	733,512	760,106
Diluted shares outstanding	264,336,930	264,588,069

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

15.FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At March 31, 2018, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges. At March 31, 2019 and December 31, 2018, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedges. The assumptions used in preparing the DCF model include:  (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contracts. The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash and investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash and investments measured at fair value are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, were as follows:

	Fair Value Measurement at March 31, 2019 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(6,096)	$—	$(6,096)	$—
Restricted cash and investments	$132,420	$—	$132,420	$—
Contingent consideration	$(56,336)	$—	$—	$(56,336)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Fair Value Measurement at December 31, 2018 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$12,098	$—	$12,098	$—
Restricted cash and investments	$131,422	$—	$131,422	$—
Contingent consideration	$(54,615)	$—	$—	$(54,615)

The following table summarizes the changes in the fair value for Level 3 derivatives for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$—	$3,880
Realized gains included in earnings	—	(1,148)
Unrealized gains included in AOCIL	—	615
Ending balance	$—	$3,347

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$54,615	$47,285
Contingent consideration recorded at acquisition date	—	11,593
Payment of contingent consideration recorded at acquisition date	(275)	(2,205)
Payment of contingent consideration recorded in earnings	—	(11)
Adjustments to contingent consideration	1,466	702
Interest accretion expense	455	400
Foreign currency translation adjustment	75	(103)
Ending balance	$56,336	$57,661

16.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31, 2019
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$(2,472)	$655	$(1,817)
Changes in fair value of interest rate swaps	(15,721)	4,166	(11,555)
Foreign currency translation adjustment	42,180	—	42,180
	$23,987	$4,821	$28,808

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Three months ended March 31, 2018
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$(599)	$158	$(441)
Fuel hedge amounts reclassified into cost of operations	(1,148)	288	(860)
Changes in fair value of interest rate swaps	11,769	(3,118)	8,651
Changes in fair value of fuel hedges	615	(154)	461
Foreign currency translation adjustment	(59,331)	—	(59,331)
	$(48,694)	$(2,826)	$(51,520)

A rollforward of the amounts included in AOCIL, net of taxes, for the three months ended March 31, 2019 and 2018, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2018	$8,892	$(83,678)	$(74,786)
Amounts reclassified into earnings	(1,817)	—	(1,817)
Changes in fair value	(11,555)	—	(11,555)
Foreign currency translation adjustment	—	42,180	42,180
Balance at March 31, 2019	$(4,480)	$(41,498)	$(45,978)

			Foreign	Accumulated
			Currency	Other
		Interest	Translation	Comprehensive
	Fuel Hedges	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2017	$2,907	$13,951	$91,555	$108,413
Amounts reclassified into earnings	(860)	(441)	—	(1,301)
Changes in fair value	461	8,651	—	9,112
Foreign currency translation adjustment	—	—	(59,331)	(59,331)
Balance at March 31, 2018	$2,508	$22,161	$32,224	$56,893

See Note 12 for further discussion on the Company’s derivative instruments.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

17.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the three-month period ended March 31, 2019, is presented below:

Unvested Shares
Outstanding at December 31, 2018	987,563
Granted	339,954
Forfeited	(20,474)
Vested and issued	(400,555)
Outstanding at March 31, 2019	906,488

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the three-month period ended March 31, 2019 was $81.12.

Recipients of RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At March 31, 2019 and 2018, the Company had 249,003 and 355,110 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the three-month period ended March 31, 2019, is presented below:

Unvested Shares
Outstanding at December 31, 2018	532,086
Granted	152,656
Vested and issued	(180,258)
Outstanding at March 31, 2019	504,484

During the three months ended March 31, 2019, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2021. During the same period, the Company’s Compensation Committee also granted PSUs with a one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the three-month period ended March 31, 2019 was $80.85.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the three-month period ended March 31, 2019, is presented below:

Vested Shares
Outstanding at December 31, 2018	17,176
Granted	3,300
Outstanding at March 31, 2019	20,476

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the three-month period ended March 31, 2019 was $82.82.

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste RSUs during the three-month period ended March 31, 2019, is presented below:

Outstanding at December 31, 2018	122,259
Cash settled	(41,285)
Forfeited	(2,352)
Outstanding at March 31, 2019	78,622

A summary of vesting activity related to Progressive Waste RSUs during the three-month period ended March 31, 2019, is presented below:

Vested at December 31, 2018	120,153
Vested over remaining service period	2,106
Cash settled	(41,285)
Forfeited	(2,352)
Vested at March 31, 2019	78,622

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  During the three months ended March 31, 2019, 964 Progressive Waste RSUs were forfeited and have been redistributed to the other remaining active participants.  All remaining RSUs were vested as of March 31, 2019.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Other Performance-Based Restricted Share Units

PSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for cash settlement only to employees upon vesting based on achieving target results. A summary of activity related to Progressive Waste PSUs during the three-month period ended March 31, 2019, is presented below:

Outstanding at December 31, 2018	22,791
Cash settled, net of notional dividend	(22,791)
Outstanding at March 31, 2019	—

No PSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  All outstanding PSUs were vested as of December 31, 2018.

Share Based Options

Share based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share based options during the three-month period ended March 31, 2019, is presented below:

Outstanding at December 31, 2018	165,156
Cash settled	(7,097)
Outstanding at March 31, 2019	158,059

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

During the three months ended March 31, 2019, the Company did not repurchase any common shares pursuant to its NCIB in effect during such period.  For the three months ended March 31, 2018, the Company repurchased 594,474 common shares pursuant to its NCIB in effect during such period at an aggregate cost of $42,040. As of March 31, 2019, the remaining maximum number of shares available for repurchase under the current NCIB was 12,937,746.

Cash Dividend

In October 2018, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.02, from $0.14 to $0.16 per Company common share. Cash dividends of $42,084 and $36,814 were paid during the three months ended March 31, 2019 and 2018, respectively.

18.COMMITMENTS AND CONTINGENCIES

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of March 31, 2019, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

On December 6, 2017, the County filed a demurrer to the Complaint arguing that the Complaint is legally insufficient to proceed.  At an initial trial-setting hearing on February 8, 2018, the Superior Court suggested that the Complaint should be amended to separate the claims seeking a writ of mandamus against the County.  CCL filed its First Amended Complaint on March 23, 2018.  The County filed its demurrer and motion to strike challenging portions of the First Amended Complaint on April 25, 2018. CCL filed its combined opposition to the demurrer and motion to strike on July 3, 2018. The County filed a combined reply brief on July 10, 2018.  The hearing on the demurrer took place on July 17, 2018.  The Superior Court sustained the demurrer and granted the motion to strike.  The effect of the Court’s rulings was to bar CCL from proceeding with its challenges to 14 of the 29 CUP conditions at issue in the litigation, including 13 operational conditions and CCL’s challenge to the $11,600 B&T Fee discussed below.  The Superior Court set a trial date of June 18, 2019 for the remaining mandamus claims.  The Superior Court granted CCL leave to amend its Complaint if CCL chose to pay the $11,600 B&T fee to allow a challenge to the B&T fee to proceed under the Mitigation Fee Act.  CCL paid the $11,600 B&T fee on August 10, 2018 and filed its Second Amended Complaint on August 16, 2018, reflecting that the B&T fee had been paid under protest and allowing the challenges to the B&T fee to go forward.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

On September 14, 2018, CCL sought discretionary review by the California Court of Appeal of the Superior Court’s July 17, 2018 decision barring the challenge to 13 operational conditions.  On October 5, 2018, the Court of Appeal decided to hear CCL’s appeal and, after full briefing by the parties, heard oral argument on January 9, 2019.

On February 25, 2019, the Court of Appeal issued its decision, reversing the trial court orders that granted the County’s motion to strike and demurrer.  The Court of Appeal ruled that CCL had adequately pled a claim that the County was equitably estopped from contending that CCL had forfeited its rights to challenge the legality of the 13 operational conditions.  CCL’s Complaint sets forth that CCL relied on representations made by the County in 2017 that CCL could reserve its legal rights to challenge the CUP in a separate reservation of rights letter rather than the affidavit of acceptance of the CUP that the County compelled Chiquita to file.

At a hearing on March 29, 2019, the Superior Court stated that it could not proceed to address issues regarding equitable estoppel or other case matters until the time for Supreme Court review of the Court of Appeal decision expires, which will occur on April 29, 2019.  At a subsequent hearing on April 12, 2019, the Superior Court scheduled a trial setting conference in the related challenge to the December 11, 2017 Notice of Violation, discussed below, for May 28, 2019.  It is expected that the equitable estoppel issues in this case will also be discussed during the May 28 hearing, and that the June 18, 2019 trial date will likely be continued.  CCL will continue to vigorously prosecute the lawsuit.  However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

B.	CEQA Lawsuit Against Los Angeles County Challenging Environmental Review for Landfill Expansion

A separate lawsuit involving CCL and the Landfill was filed on August 24, 2017 by community activists alleging that the environmental review underlying the CUP was inadequate under state law.  The Val Verde Civic Association, Citizens for Chiquita Canyon Landfill Compliance, and the Santa Clarita Organization for Planning the Environment filed a petition for writ of mandate in the Superior Court of California, County of Los Angeles against the County, naming CCL as the real party in interest.  The lawsuit seeks to overturn the County’s approval of the CUP for the expansion of the Landfill and the certification of the final Environmental Impact Report, arguing that the report violates the California Environmental Quality Act.  Pursuant to Condition No. 6 of the CUP, which requires CCL to defend, indemnify, and hold harmless the County, its agents, officers, and employees from any claim or proceeding against the County brought by any third party to attack, set aside, void, or annul the CUP approval, CCL has agreed to reimburse the County for its legal costs associated with defense of the lawsuit.  As the real party in interest, CCL has a right to notice and an opportunity to be heard in opposition to the petition for writ of mandate.  The petitioners filed their Opening Brief with the court on September 27, 2018.  CCL filed its Opposition Brief with the court on November 28, 2018 and the petitioners filed their Reply Brief on December 20, 2018.  A trial date had been scheduled for February 8, 2019, but on February 6, 2019, the court reassigned the case to a different judge and vacated the trial date.  A new trial date has been scheduled for August 23, 2019. CCL intends to vigorously defend the lawsuit as the real party in interest.  However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

C.	Solid Waste Management Fee Enforcement Order

On September 15, 2016, CCL received a letter from the County’s Department of Public Works (“DPW”), which alleged that from October 2011 to September 2014, CCL underpaid the County Solid Waste Management Fee in violation of the Los Angeles County Code.  An invoice totaling more than $5,100, which included certain fees and penalties, was attached to the letter, with 30‑day payment terms. DPW argues that the penalty continues to accrue, and as of July 31, 2018 the penalties were calculated by DPW at $3,079, for a total fee and penalty assessment of $5,515.

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

A two-day evidentiary hearing on DPW’s Enforcement Order occurred on September 11-12, 2018.  Following extensive post-trial briefing, on February 20, 2019 the Hearing Officer issued a six-page decision rescinding the Enforcement Order and penalties in their entirety.  This matter is now concluded.

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

On January 12, 2018, CCL filed an appeal of the alleged violations in the NOV.  Subsequently, CCL filed additional legal arguments and exhibits contesting the NOV.  On March 6, 2018, a DRP employee designated as hearing officer sustained the NOV, including the $11,600 B&T fee, and imposed an administrative penalty in the amount of $83 and a noncompliance fee of $0.75.  A written decision memorializing the hearing officer’s findings and order, dated July 10, 2018, was received by CCL on July 12, 2018.  On April 13, 2018, CCL filed in the Superior Court of California, County of Los Angeles a Petition for Writ of Administrative Mandamus against the County seeking to overturn the decision sustaining the NOV, contending that the NOV and decision are not supported by the facts or law.  On June 22, 2018, Chiquita filed a Motion for Stay seeking to halt enforcement of the B&T fee and penalty and the accrual of any further penalties pending the resolution of the Petition for Writ of Mandamus. The motion was heard and denied by the Court on July 17, 2018.  As explained above, the Court granted CCL leave to pay the $11,600 B&T fee and to amend its Complaint to reflect the payment under protest, allowing the challenge to the B&T fee to proceed.  CCL paid the B&T fee on August 10, 2018, and also paid on that date the administrative penalty of $83 and a noncompliance fee of $0.75.  As directed by the Court, CCL amended its Complaint in a Second Amended Complaint filed in the CUP action on August 16, 2018. The Court indicated that the NOV case would likely be tried in conjunction with the CUP case, set for June 18, 2019, and that the cases would be coordinated.  Because the trial of the CUP case will likely be postponed, CCL sought to postpone the trial of this matter during a hearing on April 12, 2019.  The Superior Court vacated the June 18, 2019 trial date in this matter and scheduled a trial setting conference for May 28, 2019.  It is expected that both this case and CCL’s challenge to its CUP will be discussed and new trial dates will be set during the May 28, 2019 hearing.  At this point, the Company is not able to determine the likelihood of any outcome in this matter.

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

otherwise defend itself against a complaint filed on July 21, 2015, prior to the closing of the Progressive Waste acquisition.  The Company and Progressive learned of the Judgment on March 6, 2018.  On March 20, 2018, Progressive filed a motion to set aside judgment and requested that the trial court (1) allow the case to proceed on the merits, (2) stay any efforts to execute or collect on the Judgment, and (3) dissolve any and all writs of garnishment. The trial judge denied the motion on April 10, 2018.  On May 2, 2018, Progressive filed an appeal of the April 10, 2018 order and posted a civil supersedeas bond to stop all efforts to collect on the Judgment pending the outcome of its appeal.  The appeal was fully briefed and oral argument occurred on December 4, 2018.  On December 19, 2018, the Third District Court of Appeal of Florida (the “appellate court”) affirmed the Judgment.  In light of the appellate court’s affirmance, the Company accrued $11,043 for the Judgment as of December 31, 2018.  On January 3, 2019, Progressive filed motions for rehearing, clarification, written opinion, and rehearing en banc, as well as a motion for certification.  The appellate court denied those motions on January 23, 2019.  Thereafter, Progressive sought further review from the Florida Supreme Court.  On January 30, 2019, Progressive filed its Notice to Invoke Discretionary Jurisdiction of the Florida Supreme Court.  Also on January 30, 2019, Progressive filed a motion in the appellate court to stay issuance of that court’s mandate pending review by the Florida Supreme Court.  On February 7, 2019, Progressive filed its jurisdictional brief with the Florida Supreme Court.  After the appellate court denied the motion for stay, Progressive filed an emergency motion for stay in the Florida Supreme Court, which was denied on February 26, 2019.  On March 15, 2019, the Florida Supreme Court declined to accept jurisdiction.  On April 3, 2019, Progressive paid the full amount of the Judgment plus accrued interest free and clear of all liens, totaling $11,204, which satisfied the Judgment and discharged the civil supersedeas bond.  On April 10, 2019, the trial judge entered a formal order dismissing the case with prejudice, releasing Progressive from all liability and liens, and formally discharging and releasing the bond and surety on the bond.  Progressive subsequently filed and recorded a satisfaction of judgment.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

On July 13, 2018, the Honorable Ann C. Crowell granted a venue change motion filed by DEC, and ordered that the Halfmoon Proceeding and the Waterford Proceeding be transferred to the Supreme Court, Albany County.  CRL’s opposition submissions, including its responsive pleadings, Memorandum of Law, and supporting Affidavits, were filed and served on or before July 25, 2018.  On August 28, 2018, the Towns of Waterford and Halfmoon filed a motion seeking an order preliminarily enjoining during the pendency of the proceedings all activities relating to the expansion of the Landfill which are authorized by the Permits.  On September 18, 2018, CRL and the Company filed and served Memoranda of Law in opposition to the preliminary injunction motion, with supporting Affidavits, and, on September 24, 2018, the Towns of Waterford and Halfmoon filed a Reply Memorandum of Law in further support of their injunctive motion.  The Honorable Debra J. Young denied the Petitioners’ motion for preliminary injunction on November 30, 2018.

On January 23, 2019, the court held that the Petitioners lacked standing to maintain the proceedings and dismissed both the Waterford and Halfmoon Amended Verified Petitions in their entirety.  In late February and early March 2019, the Waterford and Halfmoon Petitioners filed notices of appeal to the Appellate Division, Third Department, of both Judge Crowell’s decision to transfer the proceedings to Albany County and of Judge Young’s dismissal of the Amended Verified Petitions.

On March 7, 2019, the Waterford Petitioners moved, with consent of the Halfmoon Petitioners, to consolidate the appeals.  Respondents opposed the consolidation motion to the extent that it may result in inequitable briefing under the Appellate Division rules, and that motion remains pending.  If Petitioners perfect their appeal(s), and no briefing extensions are granted, the appeal(s) could be fully briefed, at the earliest, in October 2019.

19.SUBSEQUENT EVENTS

On April 16, 2019, the Company completed an underwritten public offering of $500,000 aggregate principal amount of 3.500% Senior Notes due 2029 (the “2029 Senior Notes”).  The 2029 Senior Notes were issued under the Indenture, dated as of November 16, 2018, by and between the Company and U.S. Bank National Association, as trustee, as supplemented by the Second Supplemental Indenture, dated as of April 16, 2019.  Net proceeds to the Company from the offering are expected to be used to repay a portion of the Company’s borrowings outstanding under its Credit Agreement and for general corporate purposes.

The Company will pay interest on the 2029 Senior Notes semi-annually, commencing on November 1, 2019, and the 2029 Senior Notes will mature on May 1, 2029. The 2029 Senior Notes are senior unsecured obligations, ranking equally in right of payment with the Company’s other existing and future unsubordinated debt and senior to any of the Company’s future subordinated debt. The 2029 Senior Notes are not guaranteed by any of the Company’s subsidiaries.

On April 24, 2019, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.16 per Company common share. The dividend will be paid on May 22, 2019, to shareholders of record on the close of business on May 8, 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10‑Q are forward-looking in nature, including statements related to our ability and intent to draw on our Credit Agreement or raise other capital, the responsibilities of our subsidiaries with regard to possible cleanup obligations imposed by the EPA or other regulatory authorities, the impact of global, regional and local economic conditions, including the price of crude oil, on our volume, business and results of operations, the effects of seasonality on our business and results of operations, our ability to address any impacts of inflation on our business, demand for recyclable commodities (including landfill gas reclamation) and recyclable commodity pricing, our expectations with respect to capital expenditures, our expectations with respect to our ability to obtain expansions of permitted landfill capacity and to provide collection services under exclusive arrangements, our expectations with respect to our normal course issuer bid (our share repurchase program) and future dividend payments, our expectations with respect to the outcomes of our legal proceedings, our expectations with respect to the potential financial impairment of our reporting units caused by dispositions of certain operating units, our expectations about new accounting standards, our expectations about potential non-performance by counterparties to our hedge agreements and our expectations with respect to the anticipated benefits of any acquisitions. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

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

•	Our results are vulnerable to economic conditions;
•

Our industry is highly competitive and includes companies with lower prices, return expectations or other advantages, and governmental service providers, which could adversely affect our ability to compete and our operating results;

•	Competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions;
•	Price increases may not be adequate to offset the impact of increased costs, or may cause us to lose customers;
•	We may lose contracts through competitive bidding, early termination or governmental action;
•	Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones;
•	Lower crude oil prices may adversely affect the level of exploration, development and production activity of E&P companies and the demand for our E&P waste services;
•	Increases in labor costs and limitations on labor availability could impact our financial results;
•	Increases in capital expenditures could impact our financial results;

•	A portion of our growth and future financial performance depends on our ability to integrate acquired businesses, and the success of our acquisitions;
•	The seasonal nature of our business and “event-driven” waste projects cause our results to fluctuate;
•	Our results will be affected by changes in recycled commodity prices and quantities;
•	Our results will be affected by changes in the value of renewable fuels;
•	Increases in the price of diesel or compressed natural gas fuel may adversely affect our collection business and reduce our operating margins;
•	Our financial results are based upon estimates and assumptions that may differ from actual results;
•	Our accruals for our landfill site closure and post-closure costs may be inadequate;
•	Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings;
•

We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity;

•	Pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements;
•	Our financial results could be adversely affected by impairments of goodwill, indefinite-lived intangibles or property and equipment;
•	Income and other taxes may be uncertain;
•	Future changes to U.S., Canadian and foreign income and other tax laws could materially adversely affect us;
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

These risks and uncertainties, as well as others, are discussed in greater detail in this Quarterly Report on Form 10‑Q and in other filings with the U.S. Securities and Exchange Commission, or SEC, made by the Company, including its most recent Annual Report on Form 10‑K, as well as in the Company’s filings during the year with the Canadian Securities Administrators.  There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business.  We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change, except where we are expressly required to do so by law.

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

As of March 31, 2019, we served residential, commercial, industrial and E&P customers in 41 states in the U.S. and six provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Wisconsin and Wyoming, and the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

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

The E&P waste services industry is regional in nature and is also highly fragmented, with acquisition opportunities available in several active natural resource basins. Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets, and other solid waste companies.  In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company.  The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price.  The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile. If the prices of crude oil and natural gas substantially decline, it could lead to declines in the level of production activity and demand for our E&P waste services, which could result in the recognition of impairment charges on our intangible assets and property and equipment associated with our E&P operations.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements.  As described by the SEC, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of a company.  Such critical accounting estimates and assumptions are applicable to our reportable segments.  Refer to our most recent Annual Report on Form 10‑K for a complete description of our critical accounting estimates and assumptions.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three months ended March 31,
	2019		2018
Revenues	$1,244,637	100.0%	$1,140,131	100.0%
Cost of operations	733,690	58.9	659,803	57.9
Selling, general and administrative	132,586	10.7	131,308	11.5
Depreciation	146,847	11.8	133,185	11.7
Amortization of intangibles	30,542	2.5	26,098	2.3
Impairments and other operating items	16,112	1.3	1,030	0.1
Operating income	184,860	14.8	188,707	16.5

Interest expense	(37,287)	(3.0)	(32,370)	(2.8)
Interest income	3,311	0.3	1,155	0.1
Other income (expense), net	2,558	0.2	(387)	(0.0)
Foreign currency transaction gain (loss)	103	0.0	(221)	(0.0)
Income tax provision	(27,968)	(2.2)	(31,852)	(2.8)
Net income	125,577	10.1	125,032	11.0
Net loss (income) attributable to noncontrolling interests	45	0.0	(163)	(0.0)
Net income attributable to Waste Connections	$125,622	10.1%	$124,869	11.0%

Revenues.  Total revenues increased $104.5 million, or 9.2%, to $1.245 billion for the three months ended March 31, 2019, from $1.140 billion for the three months ended March 31, 2018.

During the three months ended March 31, 2019, incremental revenue from acquisitions closed during, or subsequent to, the three months ended March 31, 2018, increased revenues by approximately $75.3 million.

Operations that were divested subsequent to March 31, 2018 decreased revenues by approximately $6.3 million for the three months ended March 31, 2019.

During the three months ended March 31, 2019, the net increase in prices charged to our customers at our existing operations was $54.8 million, consisting of $52.0 million of core price increases and $2.8 million from surcharges.

During the three months ended March 31, 2019, volume decreases in our existing business decreased solid waste revenues by $12.6 million due primarily to decreased landfill municipal solid waste and special waste volumes in our Southern and Central segments and reduced residential volumes in our Canada segment due primarily to contracts that were not renewed subsequent to March 31, 2018.

E&P revenues at facilities owned and fully-operated during the three months ended March 31, 2019 increased by $7.5 million, due to increased drilling activity and E&P disposal volumes at the majority of basins we operate.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $8.3 million for the three months ended March 31, 2019. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7524 and 0.7909 in the three months ended March 31, 2019 and 2018, respectively.

Revenues from sales of recyclable commodities at facilities owned during the three months ended March 31, 2019 and 2018 decreased $5.3 million, due primarily to decreased prices for old corrugated cardboard and other fiber products resulting from a reduction in overseas demand.

Other revenues decreased by $0.6 million during the three months ended March 31, 2019, due primarily to a decrease in intermodal revenues resulting from customer losses causing a reduction in cargo volume.

Cost of Operations.  Total cost of operations increased $73.9 million, or 11.2%, to $733.7 million for the three months ended March 31, 2019, from $659.8 million for the three months ended March 31, 2018. The increase was primarily the result of $43.2 million of operating costs from acquisitions closed during, or subsequent to, the three months ended March 31, 2018 and an increase in operating costs at our existing operations of $40.8 million, assuming foreign currency parity, partially offset by a decrease of $4.6 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods and a decrease in operating costs of $5.5 million at operations divested during, or subsequent to, the three months ended March 31, 2018.

The increase in operating costs at our existing operations of $40.8 million for the three months ended March 31, 2019, assuming foreign currency parity, was comprised of an increase in labor expenses of $9.3 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $7.3 million due to the variability and timing of major repairs, an increase in third-party trucking and transportation expenses of $4.1 million due primarily to outsourcing transportation services to third party operators at certain locations and increased rates charged by third parties to provide trucking and transportation services, an increase in compressed natural gas expense of $3.5 million due primarily to a non-recurring reduction in expense during the prior year period resulting from recording retroactive tax credits associated with purchases of compressed natural gas fuel, an increase in leachate disposal expenses of $2.9 million due to increased precipitation from harsh weather generating higher leachate volumes primarily in our Eastern and Southern segments, an increase in insurance premiums for our auto and workers’ compensation policies of $2.5 million due primarily to our growth from acquisitions and a non-recurring reduction in expense during the prior year period in our Canada segment resulting from an annual workers’ compensation premium audit, an increase of $2.3 million resulting from higher costs per ton charged by third party processors of recyclable commodities, an increase in 401(k) matching expenses of $1.9 million due to our increasing the maximum matching contribution rate to our employees, an increase in expenses for auto and workers’ compensation claims of $1.7 million due primarily to higher adjustments recorded in the prior year period to reduce projected losses on outstanding claims, an increase in cell processing expenses at our E&P segment of $1.7 million due primarily to increased disposal volumes, an increase in taxes on revenues of $1.3 million due primarily to increased revenues in our solid waste markets, an increase in subcontracted operating expenses of $1.1 million due primarily to subcontracting certain operating activities at our E&P segment, an increase in diesel fuel expense of $1.0 million due primarily to the prior year period benefiting from purchasing a portion of our diesel fuel needs under a favorable fuel hedge agreement, an increase in facility rental expenses of $0.9 million due primarily to the adoption on January 1, 2019 of new accounting standards associated with leases and $4.1 million of other net expense increases, partially offset by a $3.5 million decrease in employee benefits expenses due to a decrease in the severity of claims incurred in the current period and a $1.3 million decrease in third party disposal expenses due primarily to improved internalization of waste collected in our Southern segment.

Cost of operations as a percentage of revenues increased 1.0 percentage point to 58.9% for the three months ended March 31, 2019, from 57.9% for the three months ended March 31, 2018. The increase as a percentage of revenues consisted of a 0.4 percentage point increase from higher maintenance and repair expenses, a 0.3 percentage point increase from higher expenses for compressed natural gas, a 0.2 percentage point increase from higher insurance premium expenses, a 0.2 percentage point increase from higher 401(k) matching expenses, a 0.2 percentage point increase from the net impact of cost of operations expenses from acquisitions closed during, or subsequent to, the three months ended March 31, 2018, a 0.1 percentage point increase from an increase in recyclable commodities processing expenses, a 0.1 percentage point increase from higher auto and workers’ compensation claims expenses and a 0.4 percentage point increase from all other net changes, partially offset by a 0.5 percentage point decrease from lower third party disposal expenses and a 0.4 percentage point decrease from lower employee benefits expenses.

SG&A.  SG&A expenses increased $1.3 million, or 1.0%, to $132.6 million for the three months ended March 31, 2019, from $131.3 million for the three months ended March 31, 2018.  The increase was comprised of $5.3 million of additional SG&A expenses from operating locations at acquisitions closed during, or subsequent to, the three months ended March 31, 2018, partially offset by a $2.7 million decrease in SG&A expenses at our existing operations, a decrease of $0.9 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods and a decrease of $0.4 million consisting of SG&A expenses from operations divested during, or subsequent to, the three months ended March 31, 2018.

The decrease in SG&A expenses at our existing operations of $2.7 million for the three months ended March 31, 2019 was comprised of a decrease of $5.8 million in professional fees expense resulting primarily from reduced legal expenses resulting from the settlement of certain legal matters subsequent to March 31, 2018, a decrease in direct acquisition expenses of $1.5 million due to higher acquisition activity in the prior year period, a decrease in expenses for uncollectible accounts receivable of $1.2 million due to improved collection results and recoveries of prior period accounts receivable previously deemed uncollectible, a decrease of $1.1 million in integration-related expenses incurred in the prior year period resulting from the acquisition of Progressive Waste, a decrease in payroll expenses of $0.9 million due primarily to a decrease in sales department headcount and open management positions and $0.9 million of other net expense decreases, partially offset by an increase in equity-based compensation expenses of $6.6 million associated with our annual recurring grant of restricted share units to our personnel and increased share price volatility in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value and an increase in deferred compensation expenses of $2.1 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked.

SG&A expenses as a percentage of revenues decreased 0.8 percentage points to 10.7% for the three months ended March 31, 2019, from 11.5% for the three months ended March 31, 2018. The decrease as a percentage of revenues consisted of a 0.6 percentage point decrease from lower legal expenses, a 0.1 percentage point decrease from lower administrative payroll expenses, a 0.1 percentage point decrease from the net impact of SG&A expenses from acquisitions closed during, or subsequent to, the three months ended March 31, 2018, a 0.1 percentage point decrease from the decrease in direct acquisition costs, a 0.1 percentage point decrease from lower expenses for uncollectible accounts receivable, a 0.1 percentage point decrease from integration-related expenses resulting from the acquisition of Progressive Waste and a 0.2 percentage point decrease in all other net changes, partially offset by a 0.3 percentage point increase from higher equity-based compensation expenses and a 0.2 percentage point increase due to increases in employee deferred compensation liability obligations.

Depreciation.  Depreciation expense increased $13.6 million, or 10.3%, to $146.8 million for the three months ended March 31, 2019, from $133.2 million for the three months ended March 31, 2018.  The increase was comprised of additional depreciation expense of $6.2 million associated with additions to our fleet and equipment purchased to support our existing operations, depreciation and depletion expense of $4.9 million from acquisitions closed during, or subsequent to, the three months ended March 31, 2018 and an increase in depletion expense of $3.3 million at our existing landfills due primarily to higher E&P and municipal solid waste volumes, partially offset by a decrease of $0.8 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Depreciation expense as a percentage of revenues increased 0.1 percentage points to 11.8% for the three months ended March 31, 2019, from 11.7% for the three months ended March 31, 2018. The increase as a percentage of revenues was due primarily to the impact of depreciation expense associated with acquisitions and additions to our fleet and equipment purchased to support our existing operations.

Amortization of Intangibles.  Amortization of intangibles expense increased $4.4 million, or 17.0% to $30.5 million for the three months ended March 31, 2019, from $26.1 million for the three months ended March 31, 2018. The increase was the result of $6.3 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended March 31, 2018, partially offset by a decrease of $1.6 million from certain intangible assets becoming fully amortized subsequent to March 31, 2018 and a decrease of $0.3 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Amortization expense as a percentage of revenues increased 0.2 percentage points to 2.5% for the three months ended March 31, 2019, from 2.3% for the three months ended March 31, 2018. The increase as a percentage of revenues was due primarily to the impact of amortization expense associated with acquisitions closed during, or subsequent to, the three months ended March 31, 2018.

Impairments and Other Operating Items.  Impairments and other operating items increased $15.1 million, to net losses totaling $16.1 million for the three months ended March 31, 2019, from net losses totaling $1.0 million for the three months ended March 31, 2018.

The net losses of $16.1 million recorded during the three months ended March 31, 2019 consisted of $12.2 million of charges to terminate or write off the carrying cost of certain contracts, primarily acquired in the Progressive Waste acquisition, that were not, or are not expected to be, renewed prior to their original estimated termination date, a $1.5 million expense charge to increase the fair value of amounts payable under liability-classified contingent consideration arrangements from acquisitions closed in periods prior to 2018 and $2.5 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations, partially offset by $0.1 million of other gains.

The net losses of $1.0 million recorded during the three months ended March 31, 2018 consisted of a $0.7 million expense charge to increase the fair value of amounts payable under liability-classified contingent consideration arrangements from acquisitions closed in periods prior to 2018 and $0.3 million of other net losses.

Operating Income.  Operating income decreased $3.8 million, or 2.0%, to $184.9 million for the three months ended March 31, 2019, from $188.7 million for the three months ended March 31, 2018.  The decrease was primarily attributable to an increase in impairments and other operating charges, partially offset by operating income generated from acquisitions, price-led growth in our existing solid waste business, a decrease in SG&A expenses at our existing operations and gross margins recognized on E&P volume growth.

Operating income as a percentage of revenues decreased 1.7 percentage points to 14.8% for the three months ended March 31, 2019, from 16.5% for the three months ended March 31, 2018.  The decrease as a percentage of revenues was comprised of a 1.2 percentage point increase in impairments and other operating items, a 1.0 percentage point increase in cost of operations, a 0.2 percentage point increase in amortization expense and a 0.1 percentage point increase in depreciation expense, partially offset by a 0.8 percentage point decrease in SG&A expense.

Interest Expense.  Interest expense increased $4.9 million, or 15.2%, to $37.3 million for the three months ended March 31, 2019, from $32.4 million for the three months ended March 31, 2018. The increase was primarily attributable to an increase of $5.3 million from the November 2018 issuance of our 2028 Senior Notes and an increase of $1.4 million due to higher interest rates on outstanding borrowings under our Credit Agreement, partially offset by a decrease of $0.7 million due to a decrease in the average borrowings outstanding under our Credit Agreement, a decrease of $0.5 million from the redemption of our 2018 Senior Notes using proceeds from our Credit Agreement and $0.6 million of other net decreases.

Interest Income.  Interest income increased $2.1 million, to $3.3 million for the three months ended March 31, 2019, from $1.2 million for the three months ended March 31, 2018.  The increase was primarily attributable to higher reinvestment rates in the current period and higher average cash balances.

Other Income (Expense), Net.  Other income (expense), net, increased $3.0 million, to an income total of $2.6 million for the three months ended March 31, 2019, from an expense total of $0.4 million for the three months ended March 31, 2018. The increase was due primarily to a $2.1 million increase in income earned on investments purchased to fund our employee deferred compensation obligations and a $0.9 million increase in other net income sources.

Income Tax Provision.  Income taxes decreased $3.9 million, to $28.0 million for the three months ended March 31, 2019, from $31.9 million for the three months ended March 31, 2018.  Our effective tax rate for the three months ended March 31, 2019 was 18.2%. Our effective tax rate for the three months ended March 31, 2018 was 20.3%.

The income tax provision for the three months ended March 31, 2019 included a benefit of $5.0 million from share-based payment awards being recognized in the income statement when settled and a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

	Three months ended March 31,
	2019	2018
Commercial	$381,509	$350,354
Residential	322,404	284,825
Industrial and construction roll off	187,440	174,467
Total collection	891,353	809,646
Landfill	244,601	232,438
Transfer	161,191	138,492
Recycling	19,804	23,485
E&P	66,830	58,359
Intermodal and other	32,837	34,004
Intercompany	(171,979)	(156,293)
Total	$1,244,637	$1,140,131

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

We manage our operations through five geographic operating segments and our E&P segment, which includes the majority of our E&P waste treatment and disposal operations. Our five geographic operating segments and our E&P segment comprise our reportable segments.  Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  In the first quarter of 2019, we moved two districts from our Eastern segment to our Central segment because their location was closer in proximity to operations in our Central segment.  The segment information presented herein reflects the realignment of these districts.

At March 31, 2019, under the current orientation, our Eastern segment services customers located in Illinois, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; our Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central segment services customers located in Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and our Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan. The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands of U.S. dollars and as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2019		2018
Eastern	$292,827	23.5%	$237,588	20.8%
Southern	287,329	23.1	273,339	24.0
Western	254,979	20.5	245,163	21.5
Central	177,877	14.3	158,081	13.9
Canada	168,347	13.5	169,974	14.9
E&P	63,278	5.1	55,986	4.9
	$1,244,637	100.0%	$1,140,131	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands of U.S. dollars and as a percentage of segment revenues for the periods indicated:

	Three months ended March 31,
	2019		2018
Western	$77,005	30.2%	$72,658	29.6%
Eastern	76,957	26.3%	66,285	27.9%
Southern	74,377	25.9%	68,907	25.2%
Central	63,027	35.4%	59,569	37.7%
Canada	59,244	35.2%	59,266	34.9%
E&P	31,609	50.0%	28,679	51.2%
Corporate(a)	(3,858)	—	(6,344)	—
	$378,361	30.4%	$349,020	30.6%

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

Significant changes in revenue and segment EBITDA for our reportable segments for the three month periods ended March 31, 2019, compared to the three month periods ended March 31, 2018, are discussed below:

Segment Revenue

Revenue in our Eastern segment increased $55.2 million, or 23.2%, to $292.8 million for the three months ended March 31, 2019, from $237.6 million for the three months ended March 31, 2018.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2018, of $41.9 million, net price increases of $14.3 million and solid waste volume increases of $0.7 million as higher landfill municipal solid waste and landfill special waste offset losses in residential collection, partially offset by decreased recyclable commodity sales of $1.7 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products.

Revenue in our Southern segment increased $14.0 million, or 5.1%, to $287.3 million for the three months ended March 31, 2019, from $273.3 million for the three months ended March 31, 2018.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2018, of $14.9 million and net price increases of $13.9 million, partially offset by solid waste volume decreases of $8.5 million primarily from the net impact of declines in residential customers at certain locations acquired in the Progressive Waste acquisition and harsh weather in the current quarter adversely impacting landfill municipal solid waste and landfill special waste volumes and net revenue reductions from divestitures closed subsequent to March 31, 2018 of $6.3 million.

Revenue in our Western segment increased $9.8 million, or 4.0%, to $255.0 million for the three months ended March 31, 2019, from $245.2 million for the three months ended March 31, 2018.  The components of the increase consisted of net price increases of $8.1 million and solid waste volume increases of $3.6 million due to the net impact of increases associated with landfill municipal solid waste, landfill special waste and residential collection, partially offset by decreased recyclable commodity sales of $0.9 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and decreased intermodal revenue of $1.0 million resulting from customer losses causing a reduction in cargo volume.

Revenue in our Central segment increased $19.8 million, or 12.5%, to $177.9 million for the three months ended March 31, 2019, from $158.1 million for the three months ended March 31, 2018.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2018, of $16.6 million and net price increases of $8.5 million, partially offset by solid waste volume decreases of $5.3 million as harsh winter weather in the current quarter adversely impacted landfill volumes and roll off activity.

Revenue in our Canada segment decreased $1.7 million, or 1.0%, to $168.3 million for the three months ended March 31, 2019, from $170.0 million for the three months ended March 31, 2018. The components of the decrease consisted of a decrease of $8.3 million resulting from a lower average foreign currency exchange rate in effect during the comparable reporting periods, solid waste volume decreases of $3.2 million primarily associated with losses in residential revenue resulting from the non-renewal of certain contracts acquired in the Progressive Waste acquisition, decreased recyclable commodity sales of $1.0 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and $0.9 million of other revenue decreases, partially offset by net price increases of $10.0 million and revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2018, of $1.7 million.

Revenue in our E&P segment increased $7.3 million, or 13.0%, to $63.3 million for the three months ended March 31, 2019, from $56.0 million for the three months ended March 31, 2018, due to increased drilling activity and E&P disposal volumes at the majority of basins we operate.

Segment EBITDA

Segment EBITDA in our Western segment increased $4.3 million, or 6.0%, to $77.0 million for the three months ended March 31, 2019, from $72.7 million for the three months ended March 31, 2018.  The increase was due primarily to an increase in revenues of $9.8 million, partially offset by an increase in taxes on revenues of $1.5 million due primarily to higher landfill and collection revenues, an increase in direct and administrative labor expenses of $1.0 million due primarily to employee pay rate increases, an increase in expenses for auto and workers’ compensation claims of $0.8 million due primarily to higher adjustments recorded in the prior year period to reduce projected losses on outstanding claims, an increase in 401(k) matching expenses of $0.7 million due to our increasing the maximum matching contribution rate to our employees, an increase in third-party trucking and transportation expenses of $0.6 million due primarily to increased rates charged by third parties to provide trucking and transportation services, an increase of $0.5 million resulting from higher costs per ton charged by third party processors of recyclable commodities and an increase in compressed natural gas expense of $0.4 million due primarily to a non-recurring reduction in expense during the prior year period resulting from recording retroactive tax credits associated with purchases of compressed natural gas fuel.

Segment EBITDA in our Eastern segment increased $10.7 million, or 16.1%, to $77.0 million for the three months ended March 31, 2019, from $66.3 million for the three months ended March 31, 2018.  The increase was due primarily to an increase in revenues of $55.2 million and a $1.3 million decrease in employee benefits expenses due to a decrease in the severity of claims incurred in the current period, partially offset by a net $31.7 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.1 million due to the variability and timing of major repairs, an increase in third-party trucking and transportation expenses of $1.9 million due primarily to increased rates charged by third parties to provide trucking and transportation services, increased leachate disposal expenses of $1.7 million due to increased precipitation generating higher leachate volumes, an increase in corporate overhead expense allocations of $1.5 million due to higher revenues for which overhead allocations are based, an increase of $1.3 million resulting from higher costs per ton charged by third party processors of recyclable commodities, an increase in expenses for auto and workers’ compensation claims of $1.2 million due primarily to higher adjustments recorded in the prior year period to reduce projected losses on outstanding claims, an increase in compressed natural gas expense of $0.9 million due primarily to a non-recurring reduction in expense during the prior year period resulting from recording retroactive tax credits associated with purchases of compressed natural gas fuel, an increase in direct and administrative labor expenses of $0.5 million due primarily to employee pay rate increases, an increase in 401(k) matching expenses of $0.5 million due to our increasing the maximum matching contribution rate to our employees, an increase in insurance premiums for our auto and workers’ compensation policies of $0.5 million due primarily to our growth from acquisitions, an increase in diesel fuel expense of $0.4 million due to higher per gallon prices and $1.6 million of other net expense increases.

Segment EBITDA in our Southern segment increased $5.5 million, or 7.9%, to $74.4 million for the three months ended March 31, 2019, from $68.9 million for the three months ended March 31, 2018.  The increase was due to an increase in revenues of $20.3 million from organic growth and acquisitions, a decrease in third party disposal expenses of $2.5 million due to improved internalization of waste collected at certain operating locations in Florida and Louisiana and a $1.4 million decrease in employee benefits expenses due to a decrease in the severity of claims incurred in the current period, partially offset by a net $8.4 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $1.9 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.7 million due to the variability and timing of major repairs, an increase in compressed natural gas expense of $1.4 million due primarily to a non-recurring reduction in expense during the prior year period resulting from recording retroactive tax credits associated with purchases of compressed natural gas fuel, an increase in third-party trucking and transportation expenses of $0.9 million due primarily to increased rates charged by third parties to provide trucking and transportation services, increased leachate disposal expenses of $0.9 million due to increased precipitation generating higher leachate volumes, a decrease to EBITDA of $0.8 million from the impact of operations disposed of during, or subsequent to, the three months ended March 31, 2018, an increase in 401(k) matching expenses of $0.8 million due to our increasing the maximum matching contribution rate to our employees, an increase in diesel fuel expense of $0.4 million due primarily to the prior year period benefiting from purchasing a portion of our diesel fuel needs under a favorable fuel hedge agreement and $1.5 million of other net expense increases.

Segment EBITDA in our Central segment increased $3.4 million, or 5.8%, to $63.0 million for the three months ended March 31, 2019, from $59.6 million for the three months ended March 31, 2018. The increase was due primarily to an increase in revenues of $19.8 million, partially offset by a net $8.7 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $3.2 million due primarily to employee pay rate increases, an increase in third-party trucking and transportation expenses of $1.3 million due primarily to outsourcing transportation services to third party operators at certain locations and increased rates charged by third parties to provide trucking and transportation services, an increase in corporate overhead expense allocations of $0.7 million due to higher revenues for which overhead allocations are based, an increase in compressed natural gas expense of $0.7 million due primarily to a non-recurring reduction in expense during the prior year period resulting from recording retroactive tax credits associated with purchases of compressed natural gas fuel, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.6 million due to the variability and timing of major repairs, an increase in 401(k) matching expenses of $0.5 million due to our increasing the maximum matching contribution rate to our employees, an increase in diesel fuel expense of $0.4 million due primarily to the prior year period benefiting from purchasing a portion of our diesel fuel needs under a favorable fuel hedge agreement and $0.3 million of other net expense increases.

Segment EBITDA in our Canada segment decreased $0.1 million, or 0.1%, to $59.2 million for the three months ended March 31, 2019, from $59.3 million for the three months ended March 31, 2018.  The decrease was comprised of $2.8 million from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by an increase of $2.7 million assuming foreign currency parity during the comparable reporting periods. The $2.7 million increase, which assumes foreign currency parity, was due primarily to an increase in revenues of $6.6 million, partially offset by an increase in direct labor expenses of $1.3 million due primarily to employee pay rate increases, an increase in workers’ compensation insurance premiums of $0.9 million due primarily to a non-recurring reduction in expense during the prior year period resulting from an annual workers’ compensation premium audit, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.8 million due to the variability and timing of major repairs, an increase in third-party disposal expenses of $0.7 million due to higher disposal rates charged by operators and $0.2 million of other net expense increases.

Segment EBITDA in our E&P segment increased $2.9 million, or 10.2%, to $31.6 million for the three months ended March 31, 2019, from $28.7 million for the three months ended March 31, 2018.  The increase was due primarily to an increase in revenues of $7.3 million, partially offset by an increase in cell processing expenses of $1.7 million due primarily to increased disposal volumes, an increase in subcontracted operating expenses of $1.1 million due primarily to subcontracting certain operating activities to third parties, an increase in equipment and facility repair and maintenance expenses of $1.0 million due to increased equipment hour usage resulting from higher disposal volumes processed at our sites and an increase in corporate overhead expense allocations of $0.6 million due to higher revenues for which overhead allocations are based.

Segment EBITDA at Corporate increased $2.4 million, to a loss of $3.9 million for the three months ended March 31, 2019, from a loss of $6.3 million for the three months ended March 31, 2018.  The increase was due to a decrease of $5.8 million in professional fees expense resulting primarily from reduced legal expenses from the settlement of certain legal matters subsequent to March 31, 2018, an increase in corporate overhead allocated to our segments of $3.0 million due to an increase in total corporate expenses to support acquired operations, a decrease in direct acquisition expenses of $1.5 million due to higher acquisition activity in the prior year period and a decrease of $1.1 million in integration-related expenses incurred in the prior year period for the Progressive Waste acquisition, partially offset by an increase in equity-based compensation expenses of $6.6 million associated with our annual recurring grant of restricted share units to our personnel and increased share price volatility in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, an increase in deferred compensation expenses of $2.1 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked and $0.3 million of other net expense increases.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the three months ended March 31, 2019 and 2018 (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by operating activities	$363,772	$307,247
Net cash used in investing activities	(128,046)	(402,282)
Net cash used in financing activities	(55,203)	(167,006)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	193	18
Net increase (decrease) in cash, cash equivalents and restricted cash	180,716	(262,023)
Cash, cash equivalents and restricted cash at beginning of period	403,966	556,467
Plus: change in cash held for sale	—	101
Cash, cash equivalents and restricted cash at end of period	$584,682	$294,545

Operating Activities Cash Flows

For the three months ended March 31, 2019, net cash provided by operating activities was $363.8 million. For the three months ended March 31, 2018, net cash provided by operating activities was $307.2 million. The $56.6 million increase was due primarily to the following:

1)

Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $29.3 million from an increase in net income, excluding depreciation, intangible amortization, lease amortization, deferred taxes, adjustments to and payments of contingent consideration recorded in earnings and impairments and other operating items, due primarily to the impact of acquisitions closed subsequent to March 31, 2018 and price-led earnings growth at certain solid waste segments.

2)

Prepaid expenses – Our increase in net cash provided by operating activities was favorably impacted by $17.0 million from prepaid expenses and other current assets due primarily to a decrease in prepaid income taxes.

3)	Accounts receivable – Our increase in net cash provided by operating activities was favorably impacted by $10.0 million from improved collection results in the current period.

As of March 31, 2019, we had a working capital surplus of $398.7 million, including cash and equivalents of $499.5 million.  Our working capital surplus increased $166.5 million from a working capital surplus of $232.2 million at December 31, 2018, including cash and equivalents of $319.3 million, due primarily to increased cash balances. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $274.3 million to $128.0 million for the three months ended March 31, 2019, from $402.3 million for the three months ended March 31, 2018. The significant components of the decrease included the following:

1)	A decrease in cash paid for acquisitions of $297.0 million due primarily to a decrease in acquisitions closed during the three months ended March 31, 2019; less
2)

An increase in capital expenditures of $23.0 million due to higher landfill site development costs, increased additions to existing facilities and additional trucks and heavy equipment purchased for operations acquired subsequent to December 31, 2018.

Financing Activities Cash Flows

Net cash used in financing activities decreased $111.8 million to $55.2 million for the three months ended March 31, 2019, from $167.0 million for the three months ended March 31, 2018. The significant components of the decrease included the following:

1)

An increase from the net change in long-term borrowings of $74.5 million (long-term borrowings increased $3.3 million during the three months ended March 31, 2019 and decreased $71.2 million during the three months ended March 31, 2018) due primarily to higher repayments in the prior year of long term debt assumed and paid in full from acquisitions; and

2)	A decrease in payments to repurchase our common shares of $42.0 million due to no shares being repurchased during the three months ended March 31, 2019; less
3)

An increase in cash dividends paid of $5.3 million due primarily to an increase in our quarterly dividend rate for the three months ended March 31, 2019 to $0.16 per share, from $0.14 per share for the three months ended March 31, 2018.

Our business is capital intensive.  Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

On July 24, 2018, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 13,174,976 of our common shares during the period of August 8, 2018 to August 7, 2019 or until such earlier time as the NCIB is completed or terminated at our option. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Senior Vice President and Chief Financial Officer at (832) 442‑2200.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of our common shares and overall market conditions.  All common shares purchased under the NCIB shall be immediately cancelled following their repurchase.  Information regarding our NCIB plan can be found under the

“Shareholders’ Equity” section in Note 17 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis.  In October 2018, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.02, from $0.14 to $0.16 per share. Cash dividends of $42.1 million and $36.8 million were paid during the three months ended March 31, 2019 and 2018, respectively.  We cannot assure you as to the amounts or timing of future dividends.

We made $114.2 million in capital expenditures during the three months ended March 31, 2019. We expect to make capital expenditures of approximately $575 million in 2019 in connection with our existing business.  We have funded and intend to fund the balance of our planned 2019 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement.  In addition, we may make substantial additional capital expenditures in acquiring municipal solid waste and E&P waste businesses.  If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital.  Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of March 31,  2019, $1.238 billion under the term loan and $504.0 million under the revolving credit facility were outstanding under our Credit Agreement, exclusive of outstanding standby letters of credit of $108.3 million.  Our Credit Agreement matures in March 2023.

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

As of March 31, 2019, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$4,176,701	$1,016	$254,633	$2,242,441	$1,678,611
Cash interest payments	$743,440	$134,314	$266,371	$178,294	$164,461
Contingent consideration	$78,828	$13,671	$19,950	$7,153	$38,054
Final capping, closure and post-closure	$1,397,030	$20,639	$30,165	$17,666	$1,328,560

____________________

Long-term debt payments include:

1)

$504.0 million in principal payments due March 2023 related to our revolving credit facility under our Credit Agreement.  We may elect to draw amounts on our Credit Agreement in U.S. dollar LIBOR rate loans, U.S. dollar base rate loans, Canadian-based bankers’ acceptances, and Canadian dollar prime rate loans.  At March 31, 2019, $350.5 million of the outstanding borrowings drawn under the revolving credit facility were in U.S.

LIBOR rate loans, which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 3.60% on such date), $52.5 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. base rate loans, which bear interest at the base rate plus the applicable margin (for a total rate of 5.63% on such date) and $101.0 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, which bear interest at the Canadian Dollar Offered Rate plus the applicable acceptance fee (for a total rate of 3.08% on such date).

2)

$1.238 billion in principal payments due March 2023 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At March 31, 2019, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 3.60% on such date).

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
13)

$10.2 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.75% and 10.90% at March 31, 2019, and have maturity dates ranging from 2019 to 2036.

The following assumptions were made in calculating cash interest payments:

1)

We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin, the base rate plus the applicable base rate margin and the Canadian Dollar Offered Rate plus the applicable acceptance fee at March 31, 2019. We assumed the Credit Agreement is paid off when it matures in March 2023.

2)

We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $56.3 million recorded as liabilities in our Condensed Consolidated Financial Statements at March 31, 2019, and $22.5 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Operating leases	$249,748	$28,056	$67,756	$59,074	$94,862
Unconditional purchase obligations	$110,231	$67,310	$42,921	$—	$—

____________________

(1)

We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At March 31, 2019, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 41.8 million gallons remaining to be purchased for a total of $110.2 million. The current fuel purchase contracts expire on or before February 28, 2021. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2019, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations.  We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $1.004 billion and $977.6 million at March 31, 2019 and December 31, 2018, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2019, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the three month periods ended March 31, 2019 and 2018, at all of our landfills during the respective period, is shown below (tons in thousands):

	Three months ended March 31,
	2019		2018
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	89	10,253	88	9,910
Operated landfills	4	127	4	126
	93	10,380	92	10,036

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and distributions to noncontrolling interests.  We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures.  Other companies may calculate adjusted free cash flow differently.  Our adjusted free cash flow for the three month periods ended March 31, 2019 and 2018, are calculated as follows (amounts in thousands of U.S. dollars):

	Three months ended
	March 31,
	2019	2018
Net cash provided by operating activities	$363,772	$307,247
Less: Change in book overdraft	(2,784)	(295)
Plus: Proceeds from disposal of assets	639	1,002
Less: Capital expenditures for property and equipment	(114,238)	(91,216)
Less: Distributions to noncontrolling interests	—	(103)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	—	11
Cash received for divestitures (b)	(2,376)	—
Transaction-related expenses (c)	837	2,385
Integration-related and other expenses (d)	—	1,110
Pre-existing Progressive Waste share-based grants (e)	2,182	1,919
Tax effect (f)	(1,697)	(1,907)
Adjusted free cash flow	$246,335	$220,153

____________________

(a)

Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.

(b)	Reflects the elimination of cash received in conjunction with the divestiture of certain Progressive Waste operations.
(c)	Reflects the addback of acquisition-related items, including transaction costs.
(d)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.
(e)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards and related payments during the period.
(f)	The aggregate tax effect of footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry.  Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income, plus foreign currency transaction loss, less foreign currency transaction gain.  We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate adjusted EBITDA differently.  Our adjusted EBITDA for the three month periods ended March 31, 2019 and 2018, are calculated as follows (amounts in thousands of U.S. dollars):

	Three months ended
	March 31,
	2019	2018
Net income attributable to Waste Connections	$125,622	$124,869
Plus (less): Net income (loss) attributable to noncontrolling interests	(45)	163
Plus: Income tax provision	27,968	31,852
Plus: Interest expense	37,287	32,370
Less: Interest income	(3,311)	(1,155)
Plus: Depreciation and amortization	177,389	159,283
Plus: Closure and post-closure accretion	3,490	3,238
Plus: Impairments and other operating items	16,112	1,030
Plus (less): Other expense (income), net	(2,558)	387
Plus (less): Foreign currency transaction loss (gain)	(103)	221
Adjustments:
Plus: Transaction-related expenses (a)	837	2,385
Plus: Fair value changes to certain equity awards (b)	3,021	1,163
Plus: Integration-related and other expenses (c)	—	1,110
Adjusted EBITDA	$385,709	$356,916

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.
(c)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods.  Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations.  Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate these non-GAAP financial measures differently.  Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three month periods ended March 31, 2019 and 2018, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three months ended
	March 31,
	2019	2018
Reported net income attributable to Waste Connections	$125,622	$124,869
Adjustments:
Amortization of intangibles (a)	30,542	26,098
Impairments and other operating items (b)	16,112	1,030
Transaction-related expenses (c)	837	2,385
Fair value changes to certain equity awards (d)	3,021	1,163
Integration-related and other expenses (e)	—	1,110
Tax effect (f)	(12,197)	(8,044)
Adjusted net income attributable to Waste Connections	$163,937	$148,611

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.48	$0.47
Adjusted net income	$0.62	$0.56

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.
(f)	The aggregate tax effect of the adjustments in footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.

INFLATION

Other than volatility in fuel prices, third party brokerage and labor costs in certain markets, inflation has not materially affected our operations in recent years. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs.  Therefore, we believe that we should be able to increase prices to offset many cost increases that result from inflation in the ordinary course of business.  However, competitive pressures or delays in the timing of rate increases under our contracts may require us to absorb at least part of these cost increases, especially if cost increases exceed the average rate of inflation.  Management’s estimates associated with inflation have an impact on our accounting for landfill liabilities.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

At March 31, 2019, our derivative instruments included 17 interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

		Fixed	Variable
	Notional	Interest	Interest Rate		Expiration
Date Entered	Amount	Rate Paid*	Received	Effective Date	Date
April 2014	$100,000	1.800%	1-month LIBOR	July 2014	July 2019
May 2014	$50,000	2.344%	1-month LIBOR	October 2015	October 2020
May 2014	$25,000	2.326%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
April 2016	$100,000	1.000%	1-month LIBOR	February 2017	February 2020
June 2016	$75,000	0.850%	1-month LIBOR	February 2017	February 2020
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.900%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.890%	1-month LIBOR	January 2018	January 2021
August 2017	$100,000	1.900%	1-month LIBOR	July 2019	July 2022
August 2017	$200,000	2.200%	1-month LIBOR	October 2020	October 2025
August 2017	$150,000	1.950%	1-month LIBOR	February 2020	February 2023
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025
December 2018	$200,000	2.850%	1-month LIBOR	July 2022	July 2027

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at March 31, 2019 and December 31, 2018, of $891.5 million and $885.0 million, respectively, including floating rate debt under our Credit Agreement and floating rate tax-exempt bond obligations. A one percentage point increase in interest rates on our variable-rate debt as of March 31, 2019 and December 31, 2018, would decrease our annual pre-tax income by approximately $8.9 million and  $8.9 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At March 31, 2019, we had no fuel hedge agreements in place; however, we have entered into fixed price fuel purchase contracts for 2019 as described below.

For the year ending December 31, 2019, we expect to purchase approximately 71.4 million gallons of fuel, of which 44.0 million gallons will be purchased at market prices and 27.4 million gallons will be purchased under our fixed price fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the nine month period of April 1, 2019 to December 31, 2019, we expect to purchase approximately 33.0 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining nine months in 2019 would decrease our pre-tax income during this period by approximately $3.3 million.

We market a variety of recyclable materials, including cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate recycling operations and sell other collected recyclable materials to third parties for processing before resale.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the three months ended March 31, 2019 and 2018, would have had a $1.9 million and $2.3 million impact on revenues for the three months ended March 31, 2019 and 2018, respectively.

We have operations in Canada and, where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating costs.  However, the impact of foreign currency has not materially affected our results of operations in 2018 or 2019. A $0.01 change in the Canadian dollar to U.S. dollar exchange rate would impact our annual revenue and EBITDA by approximately $9.8 million and $3.6 million, respectively.

Item 4.Controls and Procedures

As required by Rule 13a‑15(b) under the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10‑Q. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, our President and Chief Financial Officer concluded as of March 31, 2019, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Information regarding our legal proceedings can be found in Note 18 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 6.Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8‑K filed on May 26, 2017)
3.2	Articles of Amalgamation (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8‑K filed on June 7, 2016)
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8‑K filed on June 7, 2016)
3.4	By-law No. 1 of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8‑K filed on June 7, 2016)
4.1

Indenture, dated as of November 16, 2018, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on November 16, 2018)

4.2

Second Supplemental Indenture, dated as of April 16, 2019, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 16, 2019)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a‑14(a)/15d‑14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a‑14(a)/15d‑14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: April 25, 2019	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman
President

Date: April 25, 2019	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Senior Vice President and Chief Financial Officer