Form 10-Q
period 2019-06-30
Waste Connections, Inc.
filed 2019-07-30
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

(905) 532-7510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	WCN	New York Stock Exchange (“NYSE”) Toronto Stock Exchange (“TSX”)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large Accelerated Filer	◻ Accelerated Filer	◻ Non-accelerated Filer	☐ Smaller Reporting Company	☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of July 19, 2019: 263,666,142 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and equivalents	$209,209	$319,305
Accounts receivable, net of allowance for doubtful accounts of $14,029 and $16,760 at June 30, 2019 and December 31, 2018, respectively	663,931	609,545
Prepaid expenses and other current assets	117,454	164,053
Total current assets	990,594	1,092,903

Restricted cash	84,527	84,661
Restricted investments	54,515	47,486
Property and equipment, net	5,318,196	5,168,996
Operating lease right-of-use assets	194,361	—
Goodwill	5,316,670	5,031,685
Intangible assets, net	1,124,107	1,128,628
Other assets, net	62,802	72,970
Total assets	$13,145,772	$12,627,329
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$408,229	$359,967
Book overdraft	17,984	18,518
Accrued liabilities	274,478	289,544
Current portion of operating lease liabilities	30,255	—
Current portion of contingent consideration	11,773	11,612
Deferred revenue	199,401	179,282
Current portion of long-term debt and notes payable	798	1,786
Total current liabilities	942,918	860,709

Long-term debt and notes payable	4,082,876	4,153,465
Long-term portion of operating lease liabilities	170,829	—
Long-term portion of contingent consideration	45,227	43,003
Deferred income taxes	783,609	760,033
Other long-term liabilities	412,508	349,931
Total liabilities	6,437,967	6,167,141

Commitments and contingencies (Note 18)

Equity:
Common shares: 263,686,518 shares issued and 263,601,239 shares outstanding at June 30, 2019; 263,271,302 shares issued and 263,141,413 shares outstanding at December 31, 2018	4,135,002	4,131,307
Additional paid-in capital	138,194	133,577
Accumulated other comprehensive loss	(23,487)	(74,786)
Treasury shares: 85,279 and 129,889 shares at June 30, 2019 and December 31, 2018, respectively	—	—
Retained earnings	2,452,687	2,264,510
Total Waste Connections’ equity	6,702,396	6,454,608
Noncontrolling interest in subsidiaries	5,409	5,580
Total equity	6,707,805	6,460,188
	$13,145,772	$12,627,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues	$1,369,639	$1,239,968	$2,614,275	$2,380,099
Operating expenses:
Cost of operations	815,819	725,022	1,549,508	1,384,825
Selling, general and administrative	139,664	128,261	272,249	259,568
Depreciation	156,776	142,450	303,623	275,634
Amortization of intangibles	31,344	26,474	61,886	52,573
Impairments and other operating items	3,902	7,073	20,014	8,104
Operating income	222,134	210,688	406,995	399,395

Interest expense	(37,245)	(32,426)	(74,533)	(64,796)
Interest income	1,818	1,056	5,129	2,210
Other income, net	805	2,031	3,363	1,644
Foreign currency transaction gain (loss)	1,115	30	1,218	(190)
Income before income tax provision	188,627	181,379	342,172	338,263

Income tax provision	(39,788)	(42,565)	(67,756)	(74,417)
Net income	148,839	138,814	274,416	263,846
Plus (less): Net loss (income) attributable to noncontrolling interests	9	(132)	54	(295)
Net income attributable to Waste Connections	$148,848	$138,682	$274,470	$263,551

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.56	$0.53	$1.04	$1.00
Diluted	$0.56	$0.52	$1.04	$1.00

Shares used in the per share calculations:
Basic	263,846,970	263,691,172	263,725,867	263,757,179
Diluted	264,494,943	264,332,029	264,416,610	264,452,785

Cash dividends per common share	$0.16	$0.14	$0.32	$0.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$148,839	$138,814	$274,416	$263,846

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(2,472)	(1,273)	(4,944)	(1,872)
Fuel hedge amounts reclassified into cost of operations	—	(1,688)	—	(2,837)
Changes in fair value of interest rate swaps	(25,615)	3,196	(41,336)	14,965
Changes in fair value of fuel hedges	—	2,045	—	2,661
Foreign currency translation adjustment	43,135	(43,474)	85,315	(102,804)
Other comprehensive income (loss), before tax	15,048	(41,194)	39,035	(89,887)
Income tax (expense) benefit related to items of other comprehensive income (loss)	7,443	(594)	12,264	(3,420)
Other comprehensive income (loss), net of tax	22,491	(41,788)	51,299	(93,307)
Comprehensive income	171,330	97,026	325,715	170,539
Plus (less): Comprehensive loss (income) attributable to noncontrolling interests	9	(132)	54	(295)
Comprehensive income attributable to Waste Connections	$171,339	$96,894	$325,769	$170,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2018	263,141,413	$4,131,307	$133,577	$(74,786)	129,889	$—	$2,264,510	$5,580	$6,460,188
Sale of common shares held in trust	43,637	3,610	—	—	(43,637)	—	—	—	3,610
Vesting of restricted share units	400,555	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	180,258	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	15,371	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(202,679)	—	(16,974)	—	—	—	—	—	(16,974)
Equity-based compensation	—	—	11,627	—	—	—	—	—	11,627
Exercise of warrants	8,690	—	—	—	—	—	—	—	—
Cash dividends on common shares	—	—	—	—	—	—	(42,084)	—	(42,084)
Amounts reclassified into earnings, net of taxes	—	—	—	(1,817)	—	—	—	—	(1,817)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(11,555)	—	—	—	—	(11,555)
Foreign currency translation adjustment	—	—	—	42,180	—	—	—	—	42,180
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	—	—	—	—	(2,078)	—	(2,078)
Net income (loss)	—	—	—	—	—	—	125,622	(45)	125,577
Balances at March 31, 2019	263,587,245	$4,134,917	$128,230	$(45,978)	86,252	$—	$2,345,970	$5,535	$6,568,674
Sale of common shares held in trust	973	85	—	—	(973)	—	—	—	85
Vesting of restricted share units	6,495	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(3,081)	—	(290)	—	—	—	—	—	(290)
Equity-based compensation	—	—	10,254	—	—	—	—	—	10,254
Exercise of warrants	9,607	—	—	—	—	—	—	—	—
Cash dividends on common shares	—	—	—	—	—	—	(42,131)	—	(42,131)
Amounts reclassified into earnings, net of taxes	—	—	—	(1,817)	—	—	—	—	(1,817)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(18,827)	—	—	—	—	(18,827)
Foreign currency translation adjustment	—	—	—	43,135	—	—	—	—	43,135
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(117)	(117)
Net income (loss)	—	—	—	—	—	—	148,848	(9)	148,839
Balances at June 30, 2019	263,601,239	$4,135,002	$138,194	$(23,487)	85,279	$—	$2,452,687	$5,409	$6,707,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2017	263,494,670	$4,187,568	$115,743	$108,413	166,133	$—	$1,856,946	$5,400	$6,274,070
Sale of common shares held in trust	26,849	1,947	—	—	(26,849)	—	—	—	1,947
Vesting of restricted share units	452,700	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	154,181	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	114	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(206,084)	—	(14,121)	—	—	—	—	—	(14,121)
Equity-based compensation	—	—	7,991	—	—	—	—	—	7,991
Repurchase of common shares	(594,474)	(42,040)	—	—	—	—	—	—	(42,040)
Cash dividends on common shares	—	—	—	—	—	—	(36,814)	—	(36,814)
Amounts reclassified into earnings, net of taxes	—	—	—	(1,303)	—	—	—	—	(1,303)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	9,114	—	—	—	—	9,114
Foreign currency translation adjustment	—	—	—	(59,330)	—	—	—	—	(59,330)
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	—	—	—	—	16,296	—	16,296
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(103)	(103)
Net income	—	—	—	—	—	—	124,869	163	125,032
Balances at March 31, 2018	263,327,956	4,147,475	109,613	56,894	139,284	—	1,961,297	5,460	6,280,739
Sale of common shares held in trust	2,638	199	—	—	(2,638)	—	—	—	199
Vesting of restricted share units	15,723	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	4,311	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(6,173)	—	(468)	—	—	—	—	—	(468)
Equity-based compensation	—	—	8,968	—	—	—	—	—	8,968
Exercise of options and warrants	17,571	—	—	—	—	—	—	—	—
Cash dividends on common shares	—	—	—	—	—	—	(36,770)	—	(36,770)
Amounts reclassified into earnings, net of taxes	—	—	—	(2,204)	—	—	—	—	(2,204)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	3,890	—	—	—	—	3,890
Foreign currency translation adjustment	—	—	—	(43,474)	—	—	—	—	(43,474)
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	—	—	—	—	(3,053)	—	(3,053)
Net income	—	—	—	—	—	—	138,682	132	138,814
Balances at June 30, 2018	263,362,026	$4,147,674	$118,113	$15,106	136,646	$—	$2,060,156	$5,592	$6,346,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$274,416	$263,846
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	18,924	10,090
Depreciation	303,623	275,634
Amortization of intangibles	61,886	52,573
Amortization of leases	13,183	—
Deferred income taxes, net of acquisitions	18,911	26,399
Amortization of debt issuance costs	2,414	2,081
Share-based compensation	26,763	20,262
Interest accretion	8,143	7,403
Payment of contingent consideration recorded in earnings	—	(11)
Adjustments to contingent consideration	1,466	349
Other	(1,514)	64
Net change in operating assets and liabilities, net of acquisitions	24,833	6,241
Net cash provided by operating activities	753,048	664,931

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(381,422)	(485,519)
Capital expenditures for property and equipment	(253,790)	(201,712)
Proceeds from disposal of assets	1,198	2,074
Change in restricted investments, net of interest income	(6,206)	—
Other	(70)	(77)
Net cash used in investing activities	(640,290)	(685,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,016,154	165,736
Principal payments on notes payable and long-term debt	(1,134,589)	(338,137)
Payment of contingent consideration recorded at acquisition date	(550)	(4,976)
Change in book overdraft	(534)	(1,132)
Payments for repurchase of common shares	—	(42,040)
Payments for cash dividends	(84,215)	(73,584)
Tax withholdings related to net share settlements of equity-based compensation	(17,264)	(14,589)
Debt issuance costs	(5,838)	(2,757)
Proceeds from sale of common shares held in trust	3,695	2,146
Other	(117)	(103)
Net cash used in financing activities	(223,258)	(309,436)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	270	(915)

Net decrease in cash, cash equivalents and restricted cash	(110,230)	(330,654)
Cash, cash equivalents and restricted cash at beginning of period	403,966	556,467
Plus: change in cash held for sale	—	33
Cash, cash equivalents and restricted cash at end of period	$293,736	$225,846

Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$105,584	$99,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three and six month periods ended June 30, 2019 and 2018. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

3.NEW ACCOUNTING STANDARDS

Accounting Standards Adopted

Lease Accounting.  In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease).  The liability will be equal to the present value of lease payments.  The asset will be based on the liability, subject to adjustment, such as for initial direct costs.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases).  Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  The new standard was effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  The FASB issued new guidance in July 2018, which amended the guidance to allow the issuer to elect from two adoption alternatives: 1) apply the new guidance at the beginning of the earliest comparative period presented; or 2) apply the new guidance at the effective date and recognize a cumulative-effect adjustment, without adjusting the comparative periods presented.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company adopted the new standard on January 1, 2019 and elected to apply the new guidance at the effective date and recognize a cumulative-effect adjustment, without adjusting the comparative periods presented.  The Company applied the package of practical expedients to leases that commenced before the effective date whereby the Company elected not to reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) whether initial direct costs exist for any existing leases.  The Company also applied the (1) practical expedient for land easements where the Company elected to not apply the leases standard to certain existing land easements at transition and (2) practical expedient to include both the lease and nonlease components as a single component and account for it as a lease.  The Company has completed its assessment of the provisions of the lease accounting guidance and implementation of its leasing software solution to manage and account for leases under the new standard.

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

The adoption of the new standard did not have a material impact on the Company’s consolidated statements of net income or consolidated statements of cash flows.  See Note 9 for additional information and disclosures related to the adoption of this amended guidance.

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

Derivatives and Hedging: Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting.  As LIBOR is expected to no longer be published by 2021, the FASB issued guidance in October 2018 which added the OIS rate based on SOFR as an eligible benchmark interest rate in order to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes.  The Company adopted the new guidance effective January 1, 2019 on a prospective basis.  The Company is developing a plan to transition its interest rate swaps from LIBOR to SOFR.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

statements included in Quarterly Reports on Form 10-Q.  The analysis, which can be presented as a note or separate statement, is required for the current and comparative quarter and year-to-date interim periods.  The amended rules became effective on November 15, 2018.  In addition, the SEC’s Division of Corporation Finance issued a Compliance and Disclosure Interpretation (the “CDI”) that provides transition guidance related to this new disclosure.  For calendar year-end companies, the CDI allows a filer the option to first present the changes in stockholders’ equity in its Form 10-Q for the quarter ending March 31, 2019.  The Company elected this option and has included the statement of shareholders’ equity within this Form 10-Q.

SEC modernizes and simplifies certain Regulation S-K disclosure requirements.  In March 2019, the SEC amended its rules to modernize and simplify certain disclosure requirements in Regulation S-K and the related rules and forms. These changes include, among other things, (1) allowing registrants to redact confidential information from most exhibits to their filings without filing a confidential treatment request; (2) revising the requirements for management’s discussion and analysis to allow flexibility, including allowing registrants providing three years of financial statements to omit discussion of the earliest year and cross-reference its discussion in a previous filing; (3) removing the example risk factors in Regulation S-K to encourage more meaningful company-specific disclosure; (4) clarifying the description of property requirements to emphasize that those disclosures should only include properties that are material to the registrant; and (5) requiring XBRL data tagging for items on the cover pages of certain filings, as well as the use of hyperlinks for information that is incorporated by reference and available on EDGAR.  The provisions regarding the redaction of confidential information in exhibits were effective upon publication in the Federal Register. The provisions requiring XBRL data tagging are subject to a three-year phase-in, depending on the filing status of the registrant, which, for the Company, were effective for the period ending June 30, 2019.  All other provisions were effective on May 2, 2019.

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

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

5.REVENUE

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, non-hazardous exploration and production (“E&P”) waste treatment, recovery and disposal services and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Commercial	$396,641	$360,364	$778,150	$710,718
Residential	346,128	297,076	668,532	581,901
Industrial and construction roll off	215,355	197,279	402,795	371,747
Total collection	958,124	854,719	1,849,477	1,664,366
Landfill	296,840	271,674	541,440	504,111
Transfer	204,561	168,863	365,752	307,355
Recycling	16,730	22,703	36,534	46,188
E&P	68,039	62,663	134,869	121,022
Intermodal and other	31,134	37,324	63,971	71,327
Intercompany	(205,789)	(177,978)	(377,768)	(334,270)
Total	$1,369,639	$1,239,968	$2,614,275	$2,380,099

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided.  Substantially all of the deferred revenue recorded as of March 31, 2019 was recognized as revenue during the three months ended June 30, 2019 when the service was performed.

See Note 11 for additional information regarding revenue by reportable segment.

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Condensed Consolidated Balance Sheet, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity would have recognized is one year or less.  The Company had approximately $16,900 of deferred sales incentives at both June 30, 2019 and December 31, 2018.

6.LANDFILL ACCOUNTING

At June 30, 2019, the Company’s landfills consisted of 85 owned landfills, seven landfills operated under life-of-site operating agreements and four landfills operated under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $2,949,959 at June 30, 2019. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

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

Based on remaining permitted capacity as of June 30, 2019, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 27 years. As of June 30, 2019, the Company is seeking to expand permitted capacity at seven of its owned landfills and three landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 30 years, with lives ranging from approximately 1 to 177 years.

During the six months ended June 30, 2019 and 2018, the Company expensed $107,364 and $97,156, respectively, or an average of $4.77 and $4.56 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2019 and 2018 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects the Company’s long-term credit adjusted risk free rate as of the end of both 2018 and 2017. The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2019 and 2018. The resulting final capping, closure and post-closure obligations are recorded on the condensed consolidated balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the six months ended June 30, 2019 and 2018, the Company expensed $7,063 and $6,386 respectively, or an average of $0.31 and $0.30 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2018 to June 30, 2019:

Final capping, closure and post-closure liability at December 31, 2018	$251,782
Liabilities incurred	11,263
Accretion expense associated with landfill obligations	7,063
Closure payments	(334)
Assumption of closure liabilities from acquisitions	8,707
Foreign currency translation adjustment	1,614
Final capping, closure and post-closure liability at June 30, 2019	$280,095

Liabilities incurred of $11,263 for the six months ended June 30, 2019, represent non-cash increases to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At June 30, 2019 and December 31, 2018, $6,795 and $12,325, respectively, of the Company’s restricted cash balance and $51,902 and $44,939, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

7.ACQUISITIONS

The Company acquired ten individually immaterial non-hazardous solid waste collection, transfer and disposal businesses during the six months ended June 30, 2019.  The total acquisition-related costs incurred during the six months ended June 30, 2019 for these acquisitions was $7,021. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

The Company acquired 12 individually immaterial non-hazardous solid waste collection, recycling, transfer and disposal businesses during the six months ended June 30, 2018. The purchase price for one of these acquisitions included contingent consideration of $11,593, representing the fair value of up to $12,582 of amounts payable to the former owners based on the achievement of certain operating targets specified in the asset purchase agreement. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the three-year period in which the obligation is expected to be settled, and applying a discount rate of 2.7%.  As of June 30, 2019, the obligation recognized at the purchase date has not materially changed.  Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled.  The total acquisition-related costs incurred during the six months ended June 30, 2018 for these acquisitions was $4,584. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the six months ended June 30, 2019 and 2018:

	2019	2018
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$381,422	$485,519
Debt assumed	50,574	65,010
	431,996	550,529

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	11,143	12,234
Prepaid expenses and other current assets	2,608	2,352
Property and equipment	195,728	340,922
Long-term franchise agreements and contracts	9,820	9,787
Customer lists	25,513	23,905
Permits and other intangibles	17,835	30,000
Other assets	7	—
Accounts payable and accrued liabilities	(24,108)	(14,413)
Deferred revenue	(8,504)	(3,646)
Contingent consideration	(398)	(11,669)
Other long-term liabilities	(8,706)	(4,408)
Deferred income taxes	(13,294)	(244)
Total identifiable net assets	207,644	384,820
Goodwill	$224,352	$165,709

Goodwill acquired during the six months ended June 30, 2019 and 2018, totaling $82,769 and $165,465, respectively, is expected to be deductible for tax purposes.

The fair value of acquired working capital related to ten individually immaterial acquisitions completed during the twelve months ended June 30, 2019, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these ten acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the six months ended June 30, 2019, is $12,120, of which $977 is expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the six months ended June 30, 2018, is $12,806, of which $572 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisitions of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

8.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at June 30, 2019:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$485,419	$(175,301)	$—	$310,118
Customer lists	559,883	(270,461)	—	289,422
Permits and other	359,079	(56,734)	—	302,345
	1,404,381	(502,496)	—	901,885
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	—	—	158,591
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	260,729	—	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,665,110	$(502,496)	$(38,507)	$1,124,107

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the six months ended June 30, 2019 was 24.4 years. The weighted-average amortization period of customer lists acquired during the six months ended June 30, 2019 was 9.9 years. The weighted-average amortization period of finite-lived permits and other intangibles acquired during the six months ended June 30, 2019 was 36.8 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2018:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$476,833	$(157,986)	$—	$318,847
Customer lists	530,614	(232,461)	—	298,153
Permits and other	338,601	(49,195)	—	289,406
	1,346,048	(439,642)	—	906,406
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	—	—	158,591
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	260,729	—	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,606,777	$(439,642)	$(38,507)	$1,128,628

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2019	$124,754
For the year ending December 31, 2020	$111,566
For the year ending December 31, 2021	$97,479
For the year ending December 31, 2022	$83,422
For the year ending December 31, 2023	$70,559

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

9.LEASES

The Company rents certain equipment and facilities under both short-term agreements and non-cancelable operating lease agreements.  The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date.  The lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date.

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

Lease cost for operating leases for the three and six months ended June 30, 2019 was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$9,657	$19,190

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

Six months ended
June 30, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$18,873
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$4,554

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	Six months ended
	June 30, 2019
Weighted average remaining lease term	9.0	years
Weighted average discount rate	3.98%

As of June 30, 2019, future minimum lease payments, as calculated under the new lease guidance and reconciled to the operating lease liability, are as follows:

Last 6 months of 2019	$19,052
2020	36,032
2021	32,979
2022	31,617
2023	28,287
Thereafter	93,995
Minimum lease payments	241,962
Less: imputed interest	(40,878)
Present value of minimum lease payments	201,084
Less: current portion of operating lease liabilities	(30,255)
Long-term portion of operating lease liabilities	$170,829

As of December 31, 2018, minimum lease payments under non-cancelable operating leases by period were expected to be as follows:

2019	$37,902
2020	35,204
2021	32,259
2022	30,974
2023	27,882
Thereafter	94,205
$258,426

A summary of rent expense for both short-term agreements and non-cancelable operating lease agreements for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
Rent expense	$42,646	$43,383

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

10.LONG-TERM DEBT

The following table presents the Company’s long-term debt as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Revolver under Credit Agreement, bearing interest ranging from 3.06% to 3.50% (a)	$472,179	$481,610
Term loan under Credit Agreement, bearing interest at 3.50% (a)	700,000	1,237,500
5.25% Senior Notes due 2019	175,000	175,000
4.64% Senior Notes due 2021	100,000	100,000
2.39% Senior Notes due 2021	150,000	150,000
3.09% Senior Notes due 2022	125,000	125,000
2.75% Senior Notes due 2023	200,000	200,000
3.24% Senior Notes due 2024	150,000	150,000
3.41% Senior Notes due 2025	375,000	375,000
3.03% Senior Notes due 2026	400,000	400,000
3.49% Senior Notes due 2027	250,000	250,000
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	—
Tax-exempt bonds	—	15,930
Notes payable to sellers and other third parties, bearing interest ranging from 2.75% to 10.90%, principal and interest payments due periodically with due dates ranging from 2019 to 2036 (a)	9,982	14,653
	4,107,161	4,174,693
Less – current portion	(798)	(1,786)
Less – debt issuance costs	(23,487)	(19,442)
	$4,082,876	$4,153,465

____________________

(a)	Interest rates represent the interest rates incurred at June 30, 2019.

2029 Senior Notes

On April 16, 2019, the Company completed an underwritten public offering of $500,000 aggregate principal amount of 3.50% Senior Notes due 2029 (the “2029 Senior Notes”).  The 2029 Senior Notes were issued under the Indenture, dated as of November 16, 2018 (the “Base Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the Second Supplemental Indenture, dated as of April 16, 2019 (the Base Indenture as so supplemented, the “Indenture”).

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

The Company may redeem some or all of the 2029 Senior Notes at its option prior to February 1, 2029 (three months before the maturity date) at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the 2029 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2029 Senior Notes redeemed, plus accrued and unpaid interest to, but

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

excluding, the redemption date. Commencing on February 1, 2029 (three months before the maturity date), the Company may redeem some or all of the 2029 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2029 Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

Under certain circumstances, the Company may become obligated to pay additional amounts (the “Additional Amounts”) with respect to the 2029 Senior Notes to ensure that the net amounts received by each holder of the 2029 Senior Notes will not be less than the amount such holder would have received if withholding taxes or deductions were not incurred on a payment under or with respect to the 2029 Senior Notes. If such payment of Additional Amounts is a result of a change in the laws or regulations, including a change in any official position, the introduction of an official position or a holding by a court of competent jurisdiction, of any jurisdiction from or through which payment is made by or on behalf of the 2029 Senior Notes having power to tax, and the Company cannot avoid such payments of Additional Amounts through reasonable measures, then the Company may redeem the 2029 Senior Notes then outstanding at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date).

If the Company experiences certain kinds of changes of control, each holder of the 2029 Senior Notes may require the Company to repurchase all or a portion of the 2029 Senior Notes for cash at a price equal to 101% of the aggregate principal amount of such 2029 Senior Notes, plus any accrued but unpaid interest to, but excluding, the date of repurchase.

The covenants in the Indenture include limitations on liens, sale-leaseback transactions and mergers and sales of all or substantially all of the Company’s assets. The Indenture also includes customary events of default with respect to the 2029 Senior Notes. As of June 30, 2019, the Company was in compliance with all applicable covenants in the Indenture.

Upon an event of default, the principal of and accrued and unpaid interest on all the 2029 Senior Notes may be declared to be due and payable by the Trustee or the holders of not less than 25% in principal amount of the outstanding 2029 Senior Notes. Upon such a declaration, such principal and accrued interest on all of the 2029 Senior Notes will be due and payable immediately. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, the principal (or such specified amount) of and accrued and unpaid interest, if any, on all outstanding 2029 Senior Notes will become and be immediately due and payable without any declaration or other act on the part of the Trustee or any holder of the 2029 Senior Notes.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Credit Agreement

Details of the Credit Agreement are as follows:

	June 30,	December 31,
	2019	2018
Revolver under Credit Agreement
Available	$982,249	$955,779
Letters of credit outstanding	$108,072	$125,111
Total amount drawn, as follows:	$472,179	$481,610
Amount drawn - U.S. LIBOR rate loan	$401,500	$357,000
Interest rate applicable - U.S. LIBOR rate loan	3.50%	3.62%
Amount drawn – Canadian bankers’ acceptance	$70,679	$124,610
Interest rate applicable – Canadian bankers’ acceptance	3.06%	3.40%
Commitment – rate applicable	0.12%	0.12%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$700,000	$1,237,500
Interest rate applicable – U.S. based LIBOR loan	3.50%	3.62%

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

Under the current orientation, the Company’s Eastern segment services customers located in northern Illinois, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; the Company’s Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; the Company’s Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Central segment services customers located in Arizona, Colorado, Iowa, southern Illinois, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and the Company’s Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan. The E&P segment services E&P

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

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

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2019 and 2018, is shown in the following tables:

Three Months Ended		Intercompany	Reported	Segment
June 30, 2019	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$390,476	$(66,855)	$323,621	$85,048
Southern	339,461	(41,446)	298,015	74,511
Western	311,702	(34,704)	276,998	86,440
Central	250,467	(32,106)	218,361	74,506
Canada	216,306	(27,779)	188,527	67,664
E&P	67,016	(2,899)	64,117	33,433
Corporate(a)	—	—	—	(7,446)
	$1,575,428	$(205,789)	$1,369,639	$414,156

Three Months Ended		Intercompany	Reported	Segment
June 30, 2018	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$320,404	$(53,945)	$266,459	$73,755
Southern	321,051	(37,941)	283,110	68,787
Western	295,730	(32,031)	263,699	81,175
Central	207,209	(27,705)	179,504	64,172
Canada	211,787	(24,949)	186,838	67,305
E&P	61,765	(1,407)	60,358	31,231
Corporate(a)	—	—	—	260
	$1,417,946	$(177,978)	$1,239,968	$386,685

Six Months Ended
June 30,		Intercompany	Reported	Segment
2019	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$737,323	$(120,875)	$616,448	$162,005
Southern	663,942	(78,599)	585,343	148,889
Western	597,877	(65,900)	531,977	163,444
Central	453,260	(57,022)	396,238	137,534
Canada	406,591	(49,717)	356,874	126,908
E&P	133,050	(5,655)	127,395	65,042
Corporate(a)	—	—	—	(11,304)
	$2,992,043	$(377,768)	$2,614,275	$792,518

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Six Months Ended
June 30,		Intercompany	Reported	Segment
2018	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$603,952	$(99,905)	$504,047	$140,040
Southern	630,007	(73,558)	556,449	137,694
Western	570,850	(61,988)	508,862	153,832
Central	386,700	(49,116)	337,584	123,742
Canada	403,475	(46,662)	356,813	126,571
E&P	119,385	(3,041)	116,344	59,910
Corporate(a)	—	—	—	(6,083)
	$2,714,369	$(334,270)	$2,380,099	$735,706

____________________

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the six operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

Total assets for each of the Company’s reportable segments at June 30, 2019 and December 31, 2018, were as follows:

	June 30,	December 31,
	2019	2018
Eastern	$2,720,643	$2,673,316
Southern	2,965,048	2,892,994
Western	1,680,268	1,596,129
Central	1,880,010	1,506,326
Canada	2,496,286	2,412,971
E&P	974,023	969,808
Corporate	429,494	575,785
Total Assets	$13,145,772	$12,627,329

The following tables show changes in goodwill during the six months ended June 30, 2019 and 2018, by reportable segment:

	Eastern	Southern	Western	Central	Canada	E&P	Total
Balance as of December 31, 2018	$1,143,355	$1,517,610	$398,174	$523,566	$1,448,980	$—	$5,031,685
Goodwill transferred	(16,869)	—	—	16,869	—	—	—
Goodwill acquired	25,294	7,726	1,122	190,383	—	—	224,525
Goodwill acquisition adjustments	—	—	—	—	(173)	—	(173)
Goodwill divested	—	(845)	—	—	—	—	(845)
Impact of changes in foreign currency	—	—	—	—	61,478	—	61,478
Balance as of June 30, 2019	$1,151,780	$1,524,491	$399,296	$730,818	$1,510,285	$—	$5,316,670

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Eastern	Southern	Western	Central	Canada	E&P	Total
Balance as of December 31, 2017	$804,133	$1,436,320	$397,508	$468,275	$1,575,538	$—	$4,681,774
Goodwill transferred	(16,869)	—	—	16,869	—	—	—
Goodwill acquired	120,979	4,909	666	39,155	—	—	165,709
Impact of changes in foreign currency	—	—	—	—	(74,517)	—	(74,517)
Balance as of June 30, 2018	$908,243	$1,441,229	$398,174	$524,299	$1,501,021	$—	$4,772,966

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Eastern segment EBITDA	$85,048	$73,755	$162,005	$140,040
Southern segment EBITDA	74,511	68,787	148,889	137,694
Western segment EBITDA	86,440	81,175	163,444	153,832
Central segment EBITDA	74,506	64,172	137,534	123,742
Canada segment EBITDA	67,664	67,305	126,908	126,571
E&P segment EBITDA	33,433	31,231	65,042	59,910
Subtotal reportable segments	421,602	386,425	803,822	741,789
Unallocated corporate overhead	(7,446)	260	(11,304)	(6,083)
Depreciation	(156,776)	(142,450)	(303,623)	(275,634)
Amortization of intangibles	(31,344)	(26,474)	(61,886)	(52,573)
Impairments and other operating items	(3,902)	(7,073)	(20,014)	(8,104)
Interest expense	(37,245)	(32,426)	(74,533)	(64,796)
Interest income	1,818	1,056	5,129	2,210
Other income, net	805	2,031	3,363	1,644
Foreign currency transaction gain (loss)	1,115	30	1,218	(190)
Income before income tax provision	$188,627	$181,379	$342,172	$338,263

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at June 30, 2019 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At June 30, 2019, the Company’s derivative instruments included 17 interest rate swap agreements as follows:

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

____________________

* Plus applicable margin.

Another of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the price of diesel fuel. The Company’s strategy to achieve that objective involves periodically entering into fuel hedges that are specifically designated to certain forecasted diesel fuel purchases and accounted for as cash flow hedges.  The Company had one fuel hedge agreement in place at June 30, 2018, which expired at December 31, 2018.  At June 30, 2019, the Company had no fuel hedge agreements in place.

The fair values of derivative instruments designated as cash flow hedges as of June 30, 2019, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$4,766	Accrued liabilities(a)	$(1,116)
	Other assets, net	1,033	Other long-term liabilities	(38,866)
Total derivatives designated as cash flow hedges		$5,799		$(39,982)

____________________

(a)Represents the estimated amount of the existing unrealized gains and losses, respectively, on interest rate swaps as of June 30, 2019 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three and six months ended June 30, 2019 and 2018:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b), (c)
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2019	2018		2019	2018
Interest rate swaps	$(18,827)	$2,349	Interest expense	$(1,817)	$(936)
Fuel hedges	—	1,541	Cost of operations	—	(1,268)
Total	$(18,827)	$3,890		$(1,817)	$(2,204)

Derivatives			Statement of Net	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Income (Loss)	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b), (c)
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018		2019	2018
Interest rate swaps	$(30,382)	$11,000	Interest expense	$(3,634)	$(1,376)
Fuel hedges	—	2,004	Cost of operations	—	(2,131)
Total	$(30,382)	$13,004		$(3,634)	$(3,507)

____________________

(a)In accordance with the derivatives and hedging guidance, the changes in fair values of interest rate swaps and fuel hedges have been recorded in equity as a component of AOCIL. As the critical terms of the interest rate swaps match the underlying debt being hedged, all unrealized changes in fair value are recorded in AOCIL. Because changes in the actual price of diesel fuel and changes in the DOE index price did not offset exactly each reporting period, the Company assessed whether the fuel hedges were highly effective using the cumulative dollar offset approach.
(b)Amounts reclassified from AOCIL into earnings related to realized gains and losses on interest rate swaps are recognized when interest payments or receipts occur related to the swap contracts, which correspond to when interest payments are made on the Company’s hedged debt.
(c)Amounts reclassified from AOCIL into earnings related to realized gains and losses on the fuel hedges are recognized when settlement payments or receipts occur related to the hedge contracts, which correspond to when the underlying fuel is consumed.

See Note 16 for further discussion on the impact of the Company’s hedge accounting to its consolidated comprehensive income (loss) and AOCIL.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

13.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and fuel hedges. As of June 30, 2019 and December 31, 2018, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of June 30, 2019 and December 31, 2018, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of June 30, 2019 and December 31, 2018, are as follows:

	Carrying Value at		Fair Value* at
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
5.25% Senior Notes due 2019	$175,000	$175,000	$176,250	$177,870
4.64% Senior Notes due 2021	$100,000	$100,000	$102,936	$101,292
2.39% Senior Notes due 2021	$150,000	$150,000	$148,603	$144,305
3.09% Senior Notes due 2022	$125,000	$125,000	$125,924	$120,682
2.75% Senior Notes due 2023	$200,000	$200,000	$198,899	$188,363
3.24% Senior Notes due 2024	$150,000	$150,000	$152,209	$142,877
3.41% Senior Notes due 2025	$375,000	$375,000	$384,334	$355,541
3.03% Senior Notes due 2026	$400,000	$400,000	$400,776	$367,143
3.49% Senior Notes due 2027	$250,000	$250,000	$257,054	$234,243
4.25% Senior Notes due 2028	$500,000	$500,000	$548,650	$506,100
3.50% Senior Notes due 2029	$500,000	$—	$519,150	$—

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

14.NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$148,848	$138,682	$274,470	$263,551
Denominator:
Basic shares outstanding	263,846,970	263,691,172	263,725,867	263,757,179
Dilutive effect of equity-based awards	647,973	640,857	690,743	695,606
Diluted shares outstanding	264,494,943	264,332,029	264,416,610	264,452,785

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At June 30, 2018, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges. At June 30, 2019 and December 31, 2018, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedges. The assumptions used in preparing the DCF model include:  (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contracts. The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash and investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash and investments measured at fair value are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, were as follows:

	Fair Value Measurement at June 30, 2019 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(34,183)	$—	$(34,183)	$—
Restricted cash and investments	$138,635	$—	$138,635	$—
Contingent consideration	$(57,000)	$—	$—	$(57,000)

	Fair Value Measurement at December 31, 2018 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$12,098	$—	$12,098	$—
Restricted cash and investments	$131,422	$—	$131,422	$—
Contingent consideration	$(54,615)	$—	$—	$(54,615)

The following table summarizes the changes in the fair value for Level 3 derivatives for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Beginning balance	$—	$3,880
Realized gains included in earnings	—	(2,837)
Unrealized gains included in AOCIL	—	2,661
Ending balance	$—	$3,704

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Beginning balance	$54,615	$47,285
Contingent consideration recorded at acquisition date	398	11,669
Payment of contingent consideration recorded at acquisition date	(550)	(4,976)
Payment of contingent consideration recorded in earnings	—	(11)
Adjustments to contingent consideration	1,466	349
Interest accretion expense	919	852
Foreign currency translation adjustment	152	(180)
Ending balance	$57,000	$54,988

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

16.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30, 2019
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$(2,472)	$655	$(1,817)
Changes in fair value of interest rate swaps	(25,615)	6,788	(18,827)
Foreign currency translation adjustment	43,135	—	43,135
	$15,048	$7,443	$22,491

	Three months ended June 30, 2018
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$(1,273)	$337	$(936)
Fuel hedge amounts reclassified into cost of operations	(1,688)	420	(1,268)
Changes in fair value of interest rate swaps	3,196	(847)	2,349
Changes in fair value of fuel hedges	2,045	(504)	1,541
Foreign currency translation adjustment	(43,474)	—	(43,474)
	$(41,194)	$(594)	$(41,788)

	Six Months Ended June 30, 2019
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$(4,944)	$1,310	$(3,634)
Changes in fair value of interest rate swaps	(41,336)	10,954	(30,382)
Foreign currency translation adjustment	85,315	—	85,315
	$39,035	$12,264	$51,299

	Six Months Ended June 30, 2018
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$(1,872)	$496	$(1,376)
Fuel hedge amounts reclassified into cost of operations	(2,837)	706	(2,131)
Changes in fair value of interest rate swaps	14,965	(3,965)	11,000
Changes in fair value of fuel hedges	2,661	(657)	2,004
Foreign currency translation adjustment	(102,804)	—	(102,804)
	$(89,887)	$(3,420)	$(93,307)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A rollforward of the amounts included in AOCIL, net of taxes, for the six months ended June 30, 2019 and 2018, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2018	$8,892	$(83,678)	$(74,786)
Amounts reclassified into earnings	(3,634)	—	(3,634)
Changes in fair value	(30,382)	—	(30,382)
Foreign currency translation adjustment	—	85,315	85,315
Balance at June 30, 2019	$(25,124)	$1,637	$(23,487)

			Foreign	Accumulated
			Currency	Other
		Interest	Translation	Comprehensive
	Fuel Hedges	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2017	$2,907	$13,951	$91,555	$108,413
Amounts reclassified into earnings	(2,131)	(1,376)	—	(3,507)
Changes in fair value	2,004	11,000	—	13,004
Foreign currency translation adjustment	—	—	(102,804)	(102,804)
Balance at June 30, 2018	$2,780	$23,575	$(11,249)	$15,106

See Note 12 for further discussion on the Company’s derivative instruments.

17.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the six-month period ended June 30, 2019, is presented below:

Unvested Shares
Outstanding at December 31, 2018	987,563
Granted	340,198
Forfeited	(32,035)
Vested and issued	(407,050)
Outstanding at June 30, 2019	888,676

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the six-month period ended June 30, 2019 was $81.12.

Recipients of RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At June 30, 2019 and 2018, the Company had 249,003 and 349,799 vested deferred RSUs outstanding, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the six-month period ended June 30, 2019, is presented below:

Unvested Shares
Outstanding at December 31, 2018	532,086
Granted	152,656
Vested and issued	(180,258)
Outstanding at June 30, 2019	504,484

During the six months ended June 30, 2019, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2021. During the same period, the Company’s Compensation Committee also granted PSUs with a one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the six-month period ended June 30, 2019 was $80.85.

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the six-month period ended June 30, 2019, is presented below:

Vested Shares
Outstanding at December 31, 2018	17,176
Granted	3,300
Cash settled	(2,010)
Outstanding at June 30, 2019	18,466

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the six-month period ended June 30, 2019 was $82.82.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste RSUs during the six-month period ended June 30, 2019, is presented below:

Outstanding at December 31, 2018	122,259
Cash settled	(42,258)
Forfeited	(2,352)
Outstanding at June 30, 2019	77,649

A summary of vesting activity related to Progressive Waste RSUs during the six-month period ended June 30, 2019, is presented below:

Vested at December 31, 2018	120,153
Vested over remaining service period	2,106
Cash settled	(42,258)
Forfeited	(2,352)
Vested at June 30, 2019	77,649

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  During the six months ended June 30, 2019, 964 Progressive Waste RSUs were forfeited and have been redistributed to the other remaining active participants.  All remaining RSUs were vested as of March 31, 2019.

Other Performance-Based Restricted Share Units

PSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for cash settlement only to employees upon vesting based on achieving target results. A summary of activity related to Progressive Waste PSUs during the six-month period ended June 30, 2019, is presented below:

Outstanding at December 31, 2018	22,791
Cash settled, net of notional dividend	(22,791)
Outstanding at June 30, 2019	—

No PSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  All outstanding PSUs were vested as of December 31, 2018.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Share Based Options

Share based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share based options during the six-month period ended June 30, 2019, is presented below:

Outstanding at December 31, 2018	165,156
Cash settled	(7,097)
Outstanding at June 30, 2019	158,059

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

During the six months ended June 30, 2019, the Company did not repurchase any common shares pursuant to its NCIB in effect during such period.  For the six months ended June 30, 2018, the Company repurchased 594,474 common shares pursuant to its NCIB in effect during such period at an aggregate cost of $42,040. As of June 30, 2019, the remaining maximum number of shares available for repurchase under the current NCIB was 12,937,746.

Cash Dividend

In October 2018, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.02, from $0.14 to $0.16 per Company common share. Cash dividends of $84,215 and $73,584 were paid during the six months ended June 30, 2019 and 2018, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of June 30, 2019, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

Lower Duwamish Waterway Superfund Site Allocation Process

In November 2012, the Company’s subsidiary, Northwest Container Services, Inc. (“NWCS”), was named by the U.S. Environmental Protection Agency, Region 10 (the “EPA”) as a potentially responsible party (“PRP”), along with more than 100 others, under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “Superfund” law) with respect to the Lower Duwamish Waterway Superfund Site (the “LDW Site”).  Listed on the National Priorities List in 2001, the LDW Site is a five-mile stretch of the Duwamish River flowing into Elliott Bay in Seattle, Washington.  A group of PRPs known as the Lower Duwamish Working Group (“LDWG”) and consisting of the City of Seattle, King County, the Port of Seattle, and Boeing Company conducted a Remedial Investigation/Feasibility Study for the LDW Site.  On December 2, 2014, the EPA issued its Record of Decision (the “ROD”) describing the selected clean-up remedy, and therein estimated that clean-up costs (in present value dollars as of November 2014) would total approximately $342,000. However, it is possible that additional costs could be incurred based upon various factors. The EPA estimates that it will take seven years to implement the clean-up. The ROD also requires ten years of monitoring following the clean-up, and provides that if clean-up goals have not been met by the end of this period, then additional clean-up activities, at additional cost, may be required at that time. Implementation of the clean-up will not begin until after the ongoing Early Action Area (“EAA”) clean-ups have been completed.  Typically, costs for monitoring may be in addition to those expended for the clean-up.  While three of the EAA clean-ups have been completed to date, some work remains to be done on three other EAAs.  Implementation of the clean-up also must await additional baseline sampling throughout the LDW Site and the preparation of a remedial design for performing the clean-up.  On April 27, 2016, the LDWG entered into a third amendment of its Administrative Order on Consent with the EPA (the “AOC 3”) in which it agreed to perform the additional baseline sediment sampling and certain technical studies needed to prepare the actual remedial design.  The LDWG and the EPA entered into a fourth amendment to the AOC in July 2018 primarily addressing development of a proposed remedy for the upper reach of the LDW Site, river mile 3 to river mile 5.  At the April 24, 2019 stakeholders meeting the LDWG projected completion of the remedial design for the upper reach could be completed by August 2024.

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

certain past response costs allegedly incurred at the LDW Site as well as the anticipated future response costs associated with the clean-up.  The pre-remedial design work under the AOC 3 is now not expected to conclude until the end of 2019, and in March 2017, the PRPs provided the EPA with notice that the allocation was not scheduled to conclude until mid-2019.  Later extensions pushed the allocation conclusion date to early 2020 and the EPA was informed of that schedule.  The allocation participants voted in June 2019 to extend the final allocation report deadline to July 2020.  The EPA will be informed of that change soon.  In June 2017, attorneys for the EPA informed attorneys for several PRPs that the EPA expected to begin RD/RA negotiations in the late summer or early fall of 2018.  Those negotiations have not been scheduled and there is no recent indication from the EPA regarding when they will begin. NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs, its specific allocation, or the likelihood of the parties then negotiating a global settlement with the EPA.  Thus, NWCS cannot reasonably determine the likelihood of any outcome in this matter, including its potential liability.

On February 11, 2016, NWCS received a letter (the “Letter”) from the United States Department of Commerce, National Oceanic and Atmospheric Administration (“NOAA”), describing certain investigatory activities conducted by the Elliott Bay Trustee Council (the “Council”).  The Council consists of all of the natural resources trustees for the LDW Site as well as two nearby Superfund sites, the Harbor Island site and the Lockheed West site.  The members of the Council include the United States, on behalf of the U.S. National Oceanic and Atmospheric Administration and the U.S. Department of the Interior, the Washington State Department of Ecology, and the Suquamish and Muckleshoot Indian Tribes (together, the “Trustees”).  The Letter appears to allege that NWCS may be a potentially liable party that allegedly contributed to the release of hazardous substances that have injured natural resources at the LDW Site.  Damages to natural resources are in addition to clean-up costs.  The Letter, versions of which NWCS believes were sent to all or a group of the PRPs for the LDW Site, also notified its recipients of their opportunity to participate in the Trustees’ development of an Assessment Plan and the performance of a Natural Resources Damages Assessment (“NRDA”) in accordance with the Assessment Plan for both the LDW Site and the east and west waterways of the Harbor Island site.  NWCS timely responded with correspondence to the NOAA Office of General Counsel, in which it declined the invitation at that time.  NWCS does not know how other PRPs responded to the Letter, and has not received any further communication from NOAA or the Trustees.  The Trustees have not responded to NWCS’ letter.  The Trustees released their Assessment Plan in March 2019.  The Assessment Plan does not set forth a timeline for implementation.  At this point, the Company is not able to determine the likelihood or amount of an assessment of natural resource damages against NWCS in connection with this matter.

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

At a trial setting conference on May 28, 2019, the equitable estoppel issues in this case were discussed and the Superior Court continued the June 18, 2019 trial date to April 23, 2020.  The Superior Court also set an evidentiary hearing on the equitable estoppel issues for November 12, 2019.  CCL will continue to vigorously prosecute the lawsuit.  However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

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

On January 12, 2018, CCL filed an appeal of the alleged violations in the NOV.  Subsequently, CCL filed additional legal arguments and exhibits contesting the NOV.  On March 6, 2018, a DRP employee designated as hearing officer sustained the NOV, including the $11,600 B&T fee, and imposed an administrative penalty in the amount of $83 and a noncompliance fee of $0.75. A written decision memorializing the hearing officer’s findings and order, dated July 10, 2018, was received by CCL on July 12, 2018.  On April 13, 2018, CCL filed in the Superior Court of California, County of Los Angeles a Petition for Writ of Administrative Mandamus against the County seeking to overturn the decision sustaining the NOV, contending that the NOV and decision are not supported by the facts or law.  On June 22, 2018, Chiquita filed a Motion for Stay seeking to halt enforcement of the B&T fee and penalty and the accrual of any further penalties pending the resolution of the Petition for Writ of Mandamus. The motion was heard and denied by the Court on July 17, 2018.  As explained above, the Court granted CCL leave to pay the $11,600 B&T fee and to amend its Complaint to reflect the payment under protest, allowing the challenge to the B&T fee to proceed.  CCL paid the B&T fee on August 10, 2018, and also paid on that date the administrative penalty of $83 and a noncompliance fee of $0.75. As directed by the Court, CCL amended its Complaint in a Second Amended Complaint filed in the CUP action on August 16, 2018. The Court indicated that the NOV case would likely be tried in conjunction with the CUP case, set for June 18, 2019, and that the cases would be coordinated.  At the May 29, 2019 trial setting conference referenced above where the trial of the CUP case was set for April 23, 2020, the Superior Court set the trial for the B&T fee/NOV case for June 25, 2020.  At this point, the Company is not able to determine the likelihood of any outcome in this matter.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Town of Colonie, New York Landfill Expansion Litigation

On April 16, 2014, the Town of Colonie (the “Town”) filed an application (the “Application”) with the New York State Department of Environmental Conservation (“DEC”) to modify the Town’s then-current Solid Waste Management Facility Permit and for other related permits to authorize the development and operation of Area 7 of the Town of Colonie Landfill (the “Landfill”), which is located in Albany County, New York.  DEC issued the requested permits on April 5, 2018 (the “Permits”).  The Company’s subsidiary, Capital Region Landfills, Inc. (“CRL”), has been the sole operator of the Landfill since September 2011 pursuant to an operating agreement between CRL and the Town.

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

On March 7, 2019, the Waterford Petitioners moved, with consent of the Halfmoon Petitioners, to consolidate the appeals.  Respondents opposed the consolidation motion to the extent that it may result in inequitable briefing under the Appellate Division rules.  On April 4, 2019, the Appellate Division, Third Department granted the consolidation motion “to the extent that the appeals shall be heard together and may be perfected upon a joint record on appeal.”

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

On April 26, 2019, the Waterford Petitioners filed a motion with the Appellate Division, Third Department, seeking an order preliminarily enjoining construction activities or the acceptance of waste at the Landfill.  The Company, CRL, and the Town of Colonie opposed the motion, which was summarily denied by the Third Department, Appellate Division on June 20, 2019.

On June 25, 2019, the Waterford Petitioners filed their appellate brief and the joint record on appeal.  If no extensions are granted, briefing with respect to the Waterford Petitioners’ appeals will be completed in early August 2019.  The Halfmoon Petitioners have not yet filed an appellate brief.

19.SUBSEQUENT EVENTS

On July 25, 2019, the Company’s Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of its NCIB. The renewal will follow on the conclusion of the Company’s current NCIB expiring August 7, 2019. Upon approval, the Company anticipates that it will be authorized to make purchases during the period of August 8, 2019 to August 7, 2020 or until such earlier time as the NCIB is completed or terminated at the Company’s option.

On July 29, 2019, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.16 per Company common share. The dividend will be paid on August 26, 2019, to shareholders of record on the close of business on August 12, 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature, including statements related to our ability and intent to draw on our Credit Agreement or raise other capital, the responsibilities of our subsidiaries with regard to possible cleanup obligations imposed by the EPA or other regulatory authorities, the impact of global, regional and local economic conditions, including the price of crude oil, on our volume, business and results of operations, the effects of seasonality on our business and results of operations, our ability to address any impacts of inflation on our business, demand for recyclable commodities (including landfill gas reclamation) and recyclable commodity pricing, our expectations with respect to capital expenditures, our expectations with respect to our ability to obtain expansions of permitted landfill capacity and to provide collection services under exclusive arrangements, our expectations with respect to our normal course issuer bid (our share repurchase program) and future dividend payments, our expectations with respect to the outcomes of our legal proceedings, our expectations with respect to the potential financial impairment of our reporting units caused by dispositions of certain operating units, our expectations about new accounting standards, our expectations about potential non-performance by counterparties to our hedge agreements and our expectations with respect to the anticipated benefits of any acquisitions. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

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

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, the following:

●	Our results are vulnerable to economic conditions;
●	Our industry is highly competitive and includes companies with lower prices, return expectations or other advantages, and governmental service providers, which could adversely affect our ability to compete and our operating results;
●	Competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions;
●	Price increases may not be adequate to offset the impact of increased costs, or may cause us to lose customers;
●	We may lose contracts through competitive bidding, early termination or governmental action;
●	Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones;
●	Lower crude oil prices may adversely affect the level of exploration, development and production activity of E&P companies and the demand for our E&P waste services;
●	Increases in labor costs and limitations on labor availability could impact our financial results;
●	Increases in capital expenditures could impact our financial results;

●	A portion of our growth and future financial performance depends on our ability to integrate acquired businesses, and the success of our acquisitions;
●	The seasonal nature of our business and “event-driven” waste projects cause our results to fluctuate;
●	Our results will be affected by changes in recycled commodity prices and quantities;
●	Our results will be affected by changes in the value of renewable fuels;
●	Increases in the price of diesel or compressed natural gas fuel may adversely affect our collection business and reduce our operating margins;
●	Our financial results are based upon estimates and assumptions that may differ from actual results;
●	Our accruals for our landfill site closure and post-closure costs may be inadequate;
●	Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings;
●	We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity;
●	Pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements;
●	Our financial results could be adversely affected by impairments of goodwill, indefinite-lived intangibles or property and equipment;
●	Income and other taxes may be uncertain;
●	Future changes to U.S., Canadian and foreign income and other tax laws could materially adversely affect us;
●	Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, or that become more adverse to our business than we anticipated at the time of acquisition;
●	Our indebtedness could adversely affect our financial condition and limit our financial flexibility;
●	We may be unable to obtain performance or surety bonds, letters of credit or other financial assurances or to maintain adequate insurance coverage;
●	Our operations in Canada expose us to exchange rate fluctuations that could adversely affect our financial performance and our reported results of operations;
●	Alternatives to landfill disposal may cause our revenues and operating results to decline;
●	Labor union activity could divert management attention and adversely affect our operating results;
●	We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate and the accrued pension benefits are not fully funded;

●	We rely on computer systems to run our business and disruptions or privacy breaches in these systems could impact our ability to service our customers and adversely affect our financial results, damage our reputation, and expose us to litigation risk;
●	Extensive and evolving environmental, health and safety laws and regulations may restrict our operations and growth and increase our costs;
●	Our business is subject to operational and safety risks, including the risk of personal injury to employees and others;
●	Future changes in laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results;
●	Extensive regulations that govern the design, operation, expansion and closure of landfills may restrict our landfill operations or increase our costs of operating landfills;
●	Our E&P waste business could be adversely affected by changes in laws regulating E&P waste;
●	Liabilities for environmental damage may adversely affect our financial condition, business and earnings;
●	We depend significantly on the services of the members of our senior and regional management team, and the departure of any of those persons could cause our operating results to suffer;
●	Our decentralized decision-making structure could allow local managers to make decisions that may adversely affect our operating results; and
●	If we are not able to develop and protect intellectual property, or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer.

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

As of June 30, 2019, we served residential, commercial, industrial and E&P customers in 41 states in the U.S. and six provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Wisconsin and Wyoming, and the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
Revenues	$1,369,639	100.0%	$1,239,968	100.0%	$2,614,275	100.0%	$2,380,099	100.0%
Cost of operations	815,819	59.5	725,022	58.5	1,549,508	59.3	1,384,825	58.2
Selling, general and administrative	139,664	10.2	128,261	10.3	272,249	10.4	259,568	10.9
Depreciation	156,776	11.5	142,450	11.5	303,623	11.6	275,634	11.6
Amortization of intangibles	31,344	2.3	26,474	2.1	61,886	2.3	52,573	2.2
Impairments and other operating items	3,902	0.3	7,073	0.6	20,014	0.8	8,104	0.3
Operating income	222,134	16.2	210,688	17.0	406,995	15.6	399,395	16.8

Interest expense	(37,245)	(2.7)	(32,426)	(2.6)	(74,533)	(2.9)	(64,796)	(2.7)
Interest income	1,818	0.1	1,056	0.1	5,129	0.2	2,210	0.1
Other income (expense), net	805	0.1	2,031	0.1	3,363	0.1	1,644	0.0
Foreign currency transaction gain (loss)	1,115	0.1	30	0.0	1,218	0.1	(190)	(0.0)
Income tax provision	(39,788)	(2.9)	(42,565)	(3.4)	(67,756)	(2.6)	(74,417)	(3.1)
Net income	148,839	10.9	138,814	11.2	274,416	10.5	263,846	11.1
Net loss (income) attributable to noncontrolling interests	9	0.0	(132)	(0.0)	54	0.0	(295)	(0.0)
Net income attributable to Waste Connections	$148,848	10.9%	$138,682	11.2%	$274,470	10.5%	$263,551	11.1%

Revenues.  Total revenues increased $129.6 million, or 10.5%, to $1.370 billion for the three months ended June 30, 2019, from $1.240 billion for the three months ended June 30, 2018.  Total revenues increased $234.2 million, or 9.8%, to $2.614 billion for the six months ended June 30, 2019, from $2.380 billion for the six months ended June 30, 2018.

During the three months ended June 30, 2019, incremental revenue from acquisitions closed during, or subsequent to, the three months ended June 30, 2018, increased revenues by approximately $84.2 million.  During the six months ended June 30, 2019, incremental revenue from acquisitions closed during, or subsequent to, the six months ended June 30, 2018, increased revenues by approximately $159.5 million.

Operations that were divested subsequent to June 30, 2018 decreased revenues by approximately $6.8 million and $13.1 million, respectively, for the three and six months ended June 30, 2019.

During the three months ended June 30, 2019, the net increase in prices charged to our customers at our existing operations was $58.5 million, consisting of $56.3 million of core price increases and $2.2 million from surcharges. During the six months ended June 30, 2019, the net increase in prices charged to our customers at our existing operations was $113.4 million, consisting of $108.4 million of core price increases and $5.0 million from surcharges.

During the three months ended June 30, 2019, volume increases in our existing business increased solid waste revenues by $9.3 million, due primarily to increased commercial collection and landfill volumes in our Western and Central segments.  During the six months ended June 30, 2019, volume decreases in our existing business decreased solid waste revenues by $3.3 million due primarily to decreased landfill volumes and residential collection volumes in our Southern segment and reduced residential collection volumes in our Canada segment due primarily to contracts that were not renewed subsequent to June 30, 2018 exceeding increased commercial collection and landfill volumes in our Western segment.

E&P revenues at facilities owned and fully-operated during the three and six months ended June 30, 2019 increased by $3.5 million and $11.1 million, respectively, due to increased drilling activity and E&P disposal volumes at the majority of basins we operate.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $6.4 million and $14.7 million, respectively, for the three and six months ended June 30, 2019.  The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7476 and 0.7743 in the three months ended June 30, 2019 and 2018, respectively.  The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7498 and 0.7820 in the six months ended June 30, 2019 and 2018, respectively.

Revenues from sales of recyclable commodities at facilities owned during the three and six months ended June 30, 2019 and 2018 decreased $7.1 million and $12.4 million, respectively, due primarily to decreased prices for old corrugated cardboard and other fiber products resulting from a reduction in overseas demand.

Other revenues decreased by $5.6 million and $6.3 million, respectively, during the three and six months ended June 30, 2019, due primarily to a decrease in intermodal revenues resulting from customer losses causing a reduction in cargo volume and a decrease in landfill gas sales primarily at our Canada segment.

Cost of Operations.  Total cost of operations increased $90.8 million, or 12.5%, to $815.8 million for the three months ended June 30, 2019, from $725.0 million for the three months ended June 30, 2018. The increase was primarily the result of $55.3 million of operating costs from acquisitions closed during, or subsequent to, the three months ended June 30, 2018 and an increase in operating costs at our existing operations of $44.7 million, assuming foreign currency parity, partially offset by a decrease of $3.6 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods and a decrease in operating costs of $5.6 million at operations divested during, or subsequent to, the three months ended June 30, 2018.

The increase in operating costs at our existing operations of $44.7 million for the three months ended June 30, 2019, assuming foreign currency parity, was comprised of an increase in labor expenses of $13.5 million due primarily to employee pay rate increases, an increase in third-party trucking and transportation expenses of $9.4 million due primarily to outsourcing transportation services to third party operators at certain locations and increased rates charged by third parties to provide trucking and transportation services, an increase in truck, container, equipment and facility maintenance and repair expenses of $8.2 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase of $2.8 million resulting from higher costs per ton charged by third party processors of recyclable commodities, an increase in employee benefits expenses of $2.1 million due to higher costs of health care services provided under our benefit plans, an increase in taxes on revenues of $1.9 million due primarily to increased revenues in our solid waste markets, an increase in diesel fuel expense of $1.8 million due primarily to the prior year period benefiting from purchasing a portion of our diesel fuel needs under a favorable fuel hedge agreement that expired in December 2018, an increase in 401(k) matching expenses of $1.8 million due to our increasing the maximum matching contribution rate to our employees, an increase in third party disposal expenses of $1.6 million due primarily to disposal rate increases exceeding the benefits of improved internalization of waste collected in our Southern segment, an increase in leachate disposal expenses of $1.6 million due to increased precipitation from harsh weather generating higher leachate volumes primarily in our Eastern and Southern segments as well as higher costs per gallon for leachate treatment, an increase in subcontracted operating expenses of $1.0 million due primarily to subcontracting certain operating activities at our E&P segment, an increase in equipment and facility rental expenses of $0.8 million due primarily to increased truck rental expenses in our Southern segment and the adoption on January 1, 2019 of new accounting standards associated with leases and $2.7 million of other net expense increases, partially offset by a $2.4 million decrease in expenses for auto and workers’ compensation claims due primarily to higher adjustments recorded in the current year period to reduce projected losses on outstanding claims incurred in prior periods and a $2.1 million decrease in intermodal expenses resulting from a decrease in intermodal cargo volume due to customer losses.

Total cost of operations increased $164.7 million, or 11.9%, to $1.550 billion for the six months ended June 30, 2019, from $1.385 billion for the six months ended June 30, 2018. The increase was primarily the result of $102.3 million of operating costs from acquisitions closed during, or subsequent to, the six months ended June 30, 2018 and an increase in operating costs at our existing operations of $81.6 million, assuming foreign currency parity, partially offset by a decrease of $8.1 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods and a decrease in operating costs of $11.1 million at operations divested during, or subsequent to, the six months ended June 30, 2018.

The increase in operating costs at our existing operations of $81.6 million for the six months ended June 30, 2019, assuming foreign currency parity, was comprised of an increase in labor expenses of $21.0 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $15.1 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase in third-party trucking and transportation expenses of $13.6 million due primarily to outsourcing transportation services to third party operators at certain locations and increased rates charged by third parties to provide trucking and transportation services, an increase of $5.1 million resulting from higher costs per ton charged by third party processors of recyclable commodities, an increase in leachate disposal expenses of $4.4 million due to increased precipitation from harsh weather generating higher leachate volumes primarily in our Eastern and Southern segments as well as higher costs per gallon for leachate treatment, an increase in 401(k) matching expenses of $3.6 million due to our increasing the maximum matching contribution rate to our employees, an increase in compressed natural gas expense of $3.3 million due primarily to a non-recurring reduction in expense during the prior year period resulting from recording retroactive tax credits associated with purchases of compressed natural gas fuel, an increase in taxes on revenues of $3.3 million due primarily to increased revenues in our solid waste markets, an increase in diesel fuel expense of $2.8 million due primarily to the prior year period benefiting from purchasing a portion of our diesel fuel needs under a favorable fuel hedge agreement that expired in December 2018, an increase in insurance premiums for our auto and workers’ compensation policies of $2.7 million due primarily to our growth from acquisitions and a non-recurring reduction in expense during the prior year period in our Canada segment resulting from an annual workers’ compensation premium audit, an increase in subcontracted operating expenses of $2.2 million due primarily to subcontracting certain operating activities at our E&P segment, an increase in equipment and facility rental expenses of $1.7 million due primarily to increased truck rental expenses in our Southern segment and the adoption on January 1, 2019 of new accounting standards associated with leases, an increase in cell processing expenses at our E&P segment of $1.2 million due primarily to increased disposal volumes and $4.2 million of other net expense increases, partially offset by a $2.6 million decrease in intermodal expenses resulting from a decrease in intermodal cargo volume due to customer losses.

Cost of operations as a percentage of revenues increased 1.0 percentage point to 59.5% for the three months ended June 30, 2019, from 58.5% for the three months ended June 30, 2018. The increase as a percentage of revenues consisted of a 0.5 percentage point increase from the net impact of cost of operations expenses from acquisitions closed during, or subsequent to, the three months ended June 30, 2018, a 0.3 percentage point increase from higher labor expenses, a 0.3 percentage point increase from higher third-party trucking and transportation expenses, a 0.2 percentage point increase from higher maintenance and repair expenses, a 0.1 percentage point increase from an increase in recyclable commodities processing expenses, a 0.1 percentage point increase from higher leachate disposal expenses and a 0.1 percentage point increase from higher 401(k) matching expenses, partially offset by a 0.3 percentage point decrease from reduced auto and workers’ compensation claims expenses and a 0.3 percentage point decrease from improved internalization of collected waste volumes disposed at third party locations.

Cost of operations as a percentage of revenues increased 1.1 percentage points to 59.3% for the six months ended June 30, 2019, from 58.2% for the six months ended June 30, 2018. The increase as a percentage of revenues consisted of a 0.4 percentage point increase from the net impact of cost of operations expenses from acquisitions closed during, or subsequent to, the six months ended June 30, 2018, a 0.2 percentage point increase from higher maintenance and repair expenses, a 0.2 percentage point increase from higher third-party trucking and transportation expenses, a 0.2 percentage point increase from higher leachate disposal expenses, a 0.1 percentage point increase from higher labor expenses, a 0.1 percentage point increase from higher expenses for compressed natural gas, a 0.1 percentage point increase from higher 401(k) matching expenses, a 0.1 percentage point increase from an increase in recyclable commodities processing expenses and a 0.1 percentage point increase from all other net changes, partially offset by a 0.4 percentage point decrease from improved internalization of collected waste volumes disposed at third party locations.

SG&A.  SG&A expenses increased $11.4 million, or 8.9%, to $139.7 million for the three months ended June 30, 2019, from $128.3 million for the three months ended June 30, 2018.  The increase was comprised of $7.0 million of additional SG&A expenses from operating locations at acquisitions closed during, or subsequent to, the three months ended June 30, 2018 and a $5.4 million increase in SG&A expenses at our existing operations, assuming foreign currency parity, partially offset by a decrease of $0.6 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods and a decrease of $0.4 million consisting of SG&A expenses from operations divested during, or subsequent to, the three months ended June 30, 2018.

The increase in SG&A expenses at our existing operations, assuming foreign currency parity, of $5.4 million for the three months ended June 30, 2019 was comprised of an increase in direct acquisition expenses of $4.0 million due to higher acquisition activity, an increase in accrued recurring cash incentive compensation expense to our management of $1.7 million, an increase in equity-based compensation expenses of $1.4 million associated with our annual recurring grant of restricted share units to our personnel, an increase in 401(k) matching expenses of $0.6 million due to our increasing the maximum matching contribution rate to our employees, an increase in deferred compensation expenses of $0.5 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked and $1.1 million of other net expense increases, partially offset by a decrease of $2.6 million in professional fees expense resulting primarily from reduced legal expenses resulting from the settlement of certain legal matters subsequent to June 30, 2018 and a decrease of $1.3 million in integration-related expenses incurred in the prior year period resulting from the acquisition of Progressive Waste.

SG&A expenses increased $12.6 million, or 4.9%, to $272.2 million for the six months ended June 30, 2019, from $259.6 million for the six months ended June 30, 2018.  The increase was comprised of $12.8 million of additional SG&A expenses from operating locations at acquisitions closed during, or subsequent to, the six months ended June 30, 2018 and a $2.0 million increase in SG&A expenses at our existing operations, assuming foreign currency parity, partially offset by a decrease of $1.4 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods and a decrease of $0.8 million consisting of SG&A expenses from operations divested during, or subsequent to, the six months ended June 30, 2018.

The increase in SG&A expenses at our existing operations of $2.0 million, assuming foreign currency parity, for the six months ended June 30, 2019 was comprised of an increase in equity-based compensation expenses of $7.2 million associated with our annual recurring grant of restricted share units to our personnel and increased share price volatility in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, an increase in deferred compensation expenses of $2.6 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked, an increase in direct acquisition expenses of $2.4 million due to higher acquisition activity, an increase in accrued recurring cash incentive compensation expense to our management of $1.9 million and an increase in 401(k) matching expenses of $1.1 million due to our increasing the maximum matching contribution rate to our employees, partially offset by a decrease in professional fees expense of $8.4 million resulting primarily from reduced legal expenses resulting from the settlement of certain legal matters subsequent to June 30, 2018, a decrease in integration-related expenses of $2.4 million incurred in the prior year period resulting from the acquisition of Progressive Waste, a decrease in salaries expense of $1.0 million due primarily to a reduction in sales department headcount and $1.4 million of other net expense decreases.

SG&A expenses as a percentage of revenues decreased 0.1 percentage points to 10.2% for the three months ended June 30, 2019, from 10.3% for the three months ended June 30, 2018. The decrease as a percentage of revenues consisted of a 0.3 percentage point decrease from lower legal expenses and a 0.1 percentage point decrease from integration-related expenses resulting from the acquisition of Progressive Waste, partially offset by a 0.3 percentage point increase from higher direct acquisition costs.

SG&A expenses as a percentage of revenues decreased 0.5 percentage points to 10.4% for the six months ended June 30, 2019, from 10.9% for the six months ended June 30, 2018. The decrease as a percentage of revenues consisted of a 0.4 percentage point decrease from lower legal expenses and a 0.1 percentage point decrease from integration-related expenses resulting from the acquisition of Progressive Waste.

Depreciation.  Depreciation expense increased $14.3 million, or 10.1%, to $156.8 million for the three months ended June 30, 2019, from $142.5 million for the three months ended June 30, 2018.  The increase was comprised of  additional depletion expense of $5.8 million at our existing landfills due primarily to higher E&P and municipal solid waste volumes, depreciation and depletion expense of $5.8 million from acquisitions closed during, or subsequent to, the three months ended June 30, 2018 and additional depreciation expense of $3.5 million associated with additions to our fleet and equipment purchased to support our existing operations, partially offset by a decrease of $0.8 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Depreciation expense increased $28.0 million, or 10.2%, to $303.6 million for the six months ended June 30, 2019, from $275.6 million for the six months ended June 30, 2018.  The increase was comprised of depreciation and depletion expense of $11.3 million from acquisitions closed during, or subsequent to, the six months ended June 30, 2018, additional depreciation expense of $9.4 million associated with additions to our fleet and equipment purchased to support our existing operations and an increase in depletion expense of $9.2 million at our existing landfills due primarily to higher E&P and municipal solid waste volumes, partially offset by a decrease of $1.9 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Depreciation expense as a percentage of revenues was unchanged at 11.5% for the three months ended June 30, 2019 and 2018 and 11.6% for the six months ended June 30, 2019 and 2018.

Amortization of Intangibles.  Amortization of intangibles expense increased $4.8 million, or 18.4% to $31.3 million for the three months ended June 30, 2019, from $26.5 million for the three months ended June 30, 2018. The increase was the result of $7.9 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended June 30, 2018, partially offset by a decrease of $2.9 million from certain intangible assets becoming fully amortized subsequent to June 30, 2018 and a decrease of $0.2 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Amortization of intangibles expense increased $9.3 million, or 17.7% to $61.9 million for the six months ended June 30, 2019, from $52.6 million for the six months ended June 30, 2018. The increase was the result of $14.9 million from intangible assets acquired in acquisitions closed during, or subsequent to, the six months ended June 30, 2018, partially offset by a decrease of $5.0 million from certain intangible assets becoming fully amortized subsequent to June 30, 2018 and a decrease of $0.6 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Amortization expense as a percentage of revenues increased 0.2 percentage points to 2.3% for the three months ended June 30, 2019, from 2.1% for the three months ended June 30, 2018.  Amortization expense as a percentage of revenues increased 0.1 percentage points to 2.3% for the six months ended June 30, 2019, from 2.2% for the six months ended June 30, 2018.  The increases as a percentage of revenues were due primarily to the impact of amortization expense associated with acquisitions closed during, or subsequent to, the three and six months ended June 30, 2018.

Impairments and Other Operating Items.  Impairments and other operating items decreased $3.2 million, to net losses totaling $3.9 million for the three months ended June 30, 2019, from net losses totaling $7.1 million for the three months ended June 30, 2018.

The net losses of $3.9 million recorded during the three months ended June 30, 2019 consisted of $1.7 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations, $1.3 million of expenses associated with the settlement of various litigation claims and $0.9 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date.

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

Impairments and other operating items increased $11.9 million, to net losses totaling $20.0 million for the six months ended June 30, 2019, from net losses totaling $8.1 million for the six months ended June 30, 2018.

The net losses of $20.0 million recorded during the six months ended June 30, 2019 consisted of $13.1 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date, $4.2 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations, $1.7 million of expenses associated with the settlement of various litigation claims and a $1.5 million expense charge to increase the fair value of amounts payable under liability-classified contingent consideration arrangements from acquisitions closed in periods prior to 2018, partially offset by $0.5 million of other gains.

The net losses of $8.1 million recorded during the six months ended June 30, 2018 consisted of $5.7 million of losses on trucks and equipment that were scrapped, disposed of through sales or disposed of as a result of being damaged in operations, $1.4 million of charges to write off the carrying cost of certain contracts that were not expected to be renewed prior to their original estimated termination date and $1.0 million of other net charges.

Operating Income.  Operating income increased $11.4 million, or 5.4%, to $222.1 million for the three months ended June 30, 2019, from $210.7 million for the three months ended June 30, 2018.  The increase was primarily attributable to operating income generated from acquisitions, price-led growth in our existing solid waste business and a decrease in impairments and other operating charges.

Operating income increased $7.6 million, or 1.9%, to $407.0 million for the six months ended June 30, 2019, from $399.4 million for the six months ended June 30, 2018.  The increase was primarily attributable to operating income generated from acquisitions, price-led growth in our existing solid waste business and gross margins recognized on E&P volume growth, partially offset by an increase in impairments and other operating charges.

Operating income as a percentage of revenues decreased 0.8 percentage points to 16.2% for the three months ended June 30, 2019, from 17.0% for the three months ended June 30, 2018.  The decrease as a percentage of revenues was comprised of a 1.0 percentage point increase in cost of operations and a 0.2 percentage point increase in amortization expense, partially offset by a 0.3 percentage point decrease in impairments and other operating items and a 0.1 percentage point decrease in SG&A expense.

Operating income as a percentage of revenues decreased 1.2 percentage points to 15.6% for the six months ended June 30, 2019, from 16.8% for the six months ended June 30, 2018.  The decrease as a percentage of revenues was comprised of a 1.1 percentage point increase in cost of operations, a 0.5 percentage point increase in impairments and other operating items and a 0.1 percentage point increase in amortization expense, partially offset by and a 0.5 percentage point decrease in SG&A expense.

Interest Expense.  Interest expense increased $4.8 million, or 14.9%, to $37.2 million for the three months ended June 30, 2019, from $32.4 million for the three months ended June 30, 2018. The increase was primarily attributable to an increase of $5.3 million from the November 2018 issuance of our 2028 Senior Notes, an increase of $3.6 million from the April 2019 issuance of our 2029 Senior Notes and an increase of $0.5 million due to higher interest rates on outstanding borrowings under our Credit Agreement, partially offset by a decrease of $4.4 million due to a decrease in the average borrowings outstanding under our Credit Agreement and $0.2 million of other net decreases.

Interest expense increased $9.7 million, or 15.0%, to $74.5 million for the six months ended June 30, 2019, from $64.8 million for the six months ended June 30, 2018. The increase was primarily attributable to an increase of $10.6 million from the November 2018 issuance of our 2028 Senior Notes, an increase of $3.6 million from the April 2019 issuance of our 2029 Senior Notes and an increase of $1.9 million due to higher interest rates on outstanding borrowings under our Credit Agreement, partially offset by a decrease of $5.1 million due to a decrease in the average borrowings outstanding under our Credit Agreement, a decrease of $0.5 million from the redemption of our 2018 Senior Notes using proceeds from our Credit Agreement and $0.8 million of other net decreases.

Interest Income.  Interest income increased $0.7 million, to $1.8 million for the three months ended June 30, 2019, from $1.1 million for the three months ended June 30, 2018. Interest income increased $2.9 million, to $5.1 million for the six months ended June 30, 2019, from $2.2 million for the six months ended June 30, 2018.  The increases were primarily attributable to higher reinvestment rates in the current period and higher average cash balances.

Other Income.  Other income decreased $1.2 million, to $0.8 million for the three months ended June 30, 2019, from $2.0 million for the three months ended June 30, 2018. The decrease was due primarily to prior period adjustments to reduce accrued liabilities acquired in the Progressive Waste acquisition of $2.2 million, partially offset by a $0.6 million increase in income earned on investments purchased to fund our employee deferred compensation obligations and a $0.4 million increase in other net income sources.

Other income increased $1.8 million, to $3.4 million for the six months ended June 30, 2019, from $1.6 million for the six months ended June 30, 2018. The increase was due primarily to a $2.8 million increase in income earned on investments purchased to fund our employee deferred compensation obligations and a $0.5 million increase in other net income sources, partially offset by prior period adjustments to reduce accrued liabilities acquired in the Progressive Waste acquisition of $1.5 million.

Income Tax Provision.  Income taxes decreased $2.8 million, or 6.5%, to $39.8 million for the three months ended June 30, 2019, from $42.6 million for the three months ended June 30, 2018.  Our effective tax rate for the three months ended June 30, 2019 was 21.1%. Our effective tax rate for the three months ended June 30, 2018 was 23.5%.  Income taxes decreased $6.6 million, or 9.0%, to $67.8 million for the six months ended June 30, 2019, from $74.4 million for the six months ended June 30, 2018.  Our effective tax rate for the six months ended June 30, 2019 was 19.8%. Our effective tax rate for the six months ended June 30, 2018 was 22.0%.

The income tax provision for the three and six months ended June 30, 2019 included a benefit of $0.3 million and $5.3 million, respectively, from share-based payment awards being recognized in the income statement when settled and a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

The tax provision for the three and six months ended June 30, 2018 included a $5.6 million expense associated with the restructuring of our internal refinancing in conjunction with the Tax Cuts and Jobs Act, or the Tax Act, as well as a $3.1 million benefit related to a reduction in our deferred income tax liabilities resulting from state legislation enacted in the current period and changes in our geographical apportionment due to acquisition activity. Additionally, the income tax provision for the three and six months ended June 30, 2018 included a benefit of $0.2 million and $4.8 million, respectively, from share-based payment awards being recognized in the income statement when settled and a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented. The following table disaggregates our revenue by service line for the periods indicated (dollars in thousands of U.S. dollars).

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Commercial	$396,641	$360,364	$778,150	$710,718
Residential	346,128	297,076	668,532	581,901
Industrial and construction roll off	215,355	197,279	402,795	371,747
Total collection	958,124	854,719	1,849,477	1,664,366
Landfill	296,840	271,674	541,440	504,111
Transfer	204,561	168,863	365,752	307,355
Recycling	16,730	22,703	36,534	46,188
E&P	68,039	62,663	134,869	121,022
Intermodal and other	31,134	37,324	63,971	71,327
Intercompany	(205,789)	(177,978)	(377,768)	(334,270)
Total	$1,369,639	$1,239,968	$2,614,275	$2,380,099

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

At June 30, 2019, under the current orientation, our Eastern segment services customers located in northern Illinois, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; our Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central segment services customers located in Arizona, Colorado, Iowa, southern Illinois, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and our Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan. The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands of U.S. dollars and as a percentage of total revenues for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
Eastern	$323,621	23.6%	$266,459	21.5%	$616,448	23.6%	$504,047	21.1%
Southern	298,015	21.8	283,110	22.8	585,343	22.4	556,449	23.4
Western	276,998	20.2	263,699	21.2	531,977	20.3	508,862	21.4
Central	218,361	15.9	179,504	14.5	396,238	15.2	337,584	14.2
Canada	188,527	13.8	186,838	15.1	356,874	13.6	356,813	15.0
E&P	64,117	4.7	60,358	4.9	127,395	4.9	116,344	4.9
	$1,369,639	100.0%	$1,239,968	100.0%	$2,614,275	100.0%	$2,380,099	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands of U.S. dollars and as a percentage of segment revenues for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
Western	$86,440	31.2%	$81,175	30.8%	$163,444	30.7%	$153,832	30.2%
Eastern	85,048	26.3%	73,755	27.7%	162,005	26.3%	140,040	27.8%
Southern	74,511	25.0%	68,787	24.3%	148,889	25.4%	137,694	24.7%
Central	74,506	34.1%	64,172	35.7%	137,534	34.7%	123,742	36.7%
Canada	67,664	35.9%	67,305	36.0%	126,908	35.6%	126,571	35.5%
E&P	33,433	52.1%	31,231	51.7%	65,042	51.1%	59,910	51.5%
Corporate(a)	(7,446)	—	260	—	(11,304)	—	(6,083)	—
	$414,156	30.2%	$386,685	31.2%	$792,518	30.3%	$735,706	30.9%
(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the six operating segments.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 11 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue and segment EBITDA for our reportable segments for the three and six month periods ended June 30, 2019, compared to the three and six month periods ended June 30, 2018, are discussed below:

Segment Revenue

Revenue in our Eastern segment increased $57.1 million, or 21.5%, to $323.6 million for the three months ended June 30, 2019, from $266.5 million for the three months ended June 30, 2018.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2018, of $43.9 million, net price increases of $14.7 million and solid waste volume increases of $0.9 million attributable primarily to higher landfill municipal solid waste, partially offset by decreased recyclable commodity sales of $2.2 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and other revenue decreases of $0.2 million.

Revenue in our Eastern segment increased $112.4 million, or 22.3%, to $616.4 million for the six months ended June 30, 2019, from $504.0 million for the six months ended June 30, 2018.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the six months ended June 30, 2018, of $85.8 million, net price increases of $29.1 million and solid waste volume increases of $1.6 million attributable primarily to higher landfill municipal solid waste, partially offset by decreased recyclable commodity sales of $3.9 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and other revenue decreases of $0.2 million.

Revenue in our Southern segment increased $14.9 million, or 5.3%, to $298.0 million for the three months ended June 30, 2019, from $283.1 million for the three months ended June 30, 2018.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2018, of $12.0 million and net price increases of $14.1 million, partially offset by net revenue reductions from divestitures closed subsequent to June 30, 2018 of $6.8 million, solid waste volume decreases of $2.6 million primarily from the net impact of declines in residential customers at certain locations acquired in the Progressive Waste acquisition and weather events in the current quarter adversely impacting landfill municipal solid waste volumes, decreased recyclable commodity sales of $1.0 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and $0.8 million of other revenue decreases.

Revenue in our Southern segment increased $28.9 million, or 5.2%, to $585.3 million for the six months ended June 30, 2019, from $556.4 million for the six months ended June 30, 2018.  The components of the increase consisted of net price increases of $28.0 million, net revenue growth from acquisitions closed during, or subsequent to, the six months ended June 30, 2018, of $26.9 million and other revenue increases of $0.4 million, partially offset by net revenue reductions from divestitures closed subsequent to June 30, 2018 of $13.1 million, solid waste volume decreases of $11.2 million primarily from the net impact of declines in residential customers at certain locations acquired in the Progressive Waste acquisition and reductions in landfill municipal solid waste volumes and decreased recyclable commodity sales of $2.1 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products

Revenue in our Western segment increased $13.3 million, or 5.0%, to $277.0 million for the three months ended June 30, 2019, from $263.7 million for the three months ended June 30, 2018.  The components of the increase consisted of net price increases of $8.6 million, solid waste volume increases of $8.6 million due to the net impact of increases associated with landfill municipal solid waste, landfill special waste, residential collection and commercial collection and other revenue increases of $0.4 million, partially offset by decreased intermodal revenue of $2.4 million resulting from customer losses causing a reduction in cargo volume and decreased recyclable commodity sales of $1.9 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products.

Revenue in our Western segment increased $23.1 million, or 4.5%, to $532.0 million for the six months ended June 30, 2019, from $508.9 million for the six months ended June 30, 2018.  The components of the increase consisted of net price increases of $16.7 million and solid waste volume increases of $12.2 million due to the net impact of increases associated with landfill municipal solid waste, landfill special waste, residential collection and commercial collection and other revenue increases of $0.5 million, partially offset by decreased intermodal revenue of $3.5 million resulting from customer losses causing a reduction in cargo volume and decreased recyclable commodity sales of $2.8 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products.

Revenue in our Central segment increased $38.9 million, or 21.6%, to $218.4 million for the three months ended June 30, 2019, from $179.5 million for the three months ended June 30, 2018.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2018, of $26.3 million, net price increases of $10.6 million and volume increases of $2.3 million primarily due to increased landfill municipal solid waste and landfill special waste, partially offset by other revenue decreases of $0.3 million.

Revenue in our Central segment increased $58.6 million, or 17.4%, to $396.2 million for the six months ended June 30, 2019, from $337.6 million for the six months ended June 30, 2018.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the six months ended June 30, 2018, of $42.9 million and net price increases of $19.1 million, partially offset by solid waste volume decreases of $3.0 million as weather events in current year adversely impacted landfill volumes and roll off activity and other revenue decreases of $0.4 million.

Revenue in our Canada segment increased $1.7 million, or 0.9%, to $188.5 million for the three months ended June 30, 2019, from $186.8 million for the three months ended June 30, 2018. The components of the increase consisted of net price increases of $10.5 million and revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2018, of $1.6 million, partially offset by a decrease of $6.4 million resulting from a lower average foreign currency exchange rate in effect during the comparable reporting periods, other revenue decreases of

$2.4 million due primarily to decreased landfill gas sales and decreased recyclable commodity sales of $1.6 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products.

Revenue in our Canada segment increased $0.1 million, to $356.9 million for the six months ended June 30, 2019, from $356.8 million for the six months ended June 30, 2018. The components of the increase consisted of net price increases of $20.5 million and revenue growth from acquisitions closed during, or subsequent to, the six months ended June 30, 2018, of $3.3 million, partially offset by a decrease of $14.7 million resulting from a lower average foreign currency exchange rate in effect during the comparable reporting periods, other revenue decreases of $3.3 million due primarily to decreased landfill gas sales, solid waste volume decreases of $3.1 million primarily associated with losses in residential revenue resulting from the non-renewal of certain contracts acquired in the Progressive Waste acquisition  and decreased recyclable commodity sales of $2.6 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products.

Revenue in our E&P segment increased $3.7 million, or 6.2%, to $64.1 million for the three months ended June 30, 2019, from $60.4 million for the three months ended June 30, 2018. Revenue in our E&P segment increased $11.1 million, or 9.5%, to $127.4 million for the six months ended June 30, 2019, from $116.3 million for the six months ended June 30, 2018. The increases were due to increased drilling activity and E&P disposal volumes at the majority of basins we operate.

Segment EBITDA

Segment EBITDA in our Western segment increased $5.2 million, or 6.5%, to $86.4 million for the three months ended June 30, 2019, from $81.2 million for the three months ended June 30, 2018.  The increase was due primarily to an increase in revenues of $13.3 million, a decrease in intermodal expenses of $2.0 million resulting from a decrease in intermodal cargo volume due to customer losses, a decrease in professional fees of $1.4 million resulting primarily from reduced legal expenses due to the settlement of certain legal matters subsequent to June 30, 2018 and a decrease in corporate overhead expense allocations of $1.2 million due to a decrease in the overhead allocation rate, partially offset by an increase in direct and administrative labor expenses of $2.9 million due primarily to employee pay rate increases, an increase in disposal expenses of $1.8 million due primarily to higher residential and commercial collection volumes disposed at third party facilities, an increase in taxes on revenues of $1.7 million due primarily to higher landfill and collection revenues, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.3 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase in third-party trucking and transportation expenses of $1.0 million due primarily to increased rates charged by third parties to provide trucking and transportation services, an increase in employee benefits expenses of $0.8 million due to higher costs of health care services provided under our benefit plans, an increase of $0.6 million resulting from higher costs per ton charged by third party processors of recyclable commodities, an increase in 401(k) matching expenses of $0.5 million due to our increasing the maximum matching contribution rate to our employees and $2.1 million of other net expense increases.

Segment EBITDA in our Western segment increased $9.6 million, or 6.2%, to $163.4 million for the six months ended June 30, 2019, from $153.8 million for the six months ended June 30, 2018.  The increase was due primarily to an increase in revenues of $23.1 million, a decrease in intermodal expenses of $2.6 million resulting from a decrease in intermodal cargo volume due to customer losses, a decrease in professional fees of $1.5 million resulting primarily from reduced legal expenses due to the settlement of certain legal matters subsequent to June 30, 2018 and a decrease in corporate overhead expense allocations of $1.0 million due to a decrease in the overhead allocation rate, partially offset by an increase in direct and administrative labor expenses of $3.8 million due primarily to employee pay rate increases, an increase in taxes on revenues of $3.2 million due primarily to higher landfill and collection revenues, an increase in disposal expenses of $2.2 million due primarily to higher residential and commercial collection volumes disposed at third party facilities, an increase in third-party trucking and transportation expenses of $1.6 million due primarily to increased rates charged by third parties to provide trucking and transportation services, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.4 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase in 401(k) matching expenses of $1.2 million due to our increasing the maximum matching contribution rate to our employees, an increase of $1.2 million resulting from higher costs per ton charged by third party processors of recyclable commodities and $4.0 million of other net expense increases.

Segment EBITDA in our Eastern segment increased $11.2 million, or 15.3%, to $85.0 million for the three months ended June 30, 2019, from $73.8 million for the three months ended June 30, 2018.  The increase was due primarily to an increase in revenues of $57.1 million, partially offset by a net $34.0 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in third-party trucking and transportation expenses of $3.3 million due primarily to increased rates charged by third parties to provide trucking and transportation services, an increase in direct and administrative labor expenses of $2.6 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.4 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase of $1.5 million resulting from higher costs per ton charged by third party processors of recyclable commodities, increased leachate disposal expenses of $0.9 million due to increased precipitation generating higher leachate volumes as well as higher costs per gallon for leachate treatment, an increase in diesel fuel expense of $0.7 million due primarily to the prior year period benefiting from a favorable diesel fuel hedge agreement that expired in December 2018 and an increase in 401(k) matching expenses of $0.5 million due to our increasing the maximum matching contribution rate to our employees.

Segment EBITDA in our Eastern segment increased $22.0 million, or 15.7%, to $162.0 million for the six months ended June 30, 2019, from $140.0 million for the six months ended June 30, 2018.  The increase was due primarily to an increase in revenues of $112.4 million, partially offset by a net $65.7 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in third-party trucking and transportation expenses of $5.1 million due primarily to increased rates charged by third parties to provide trucking and transportation services, an increase in truck, container, equipment and facility maintenance and repair expenses of $4.5 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase in direct and administrative labor expenses of $3.1 million due primarily to employee pay rate increases, an increase of $2.9 million resulting from higher costs per ton charged by third party processors of recyclable commodities, increased leachate disposal expenses of $2.7 million due to increased precipitation generating higher leachate volumes as well as higher costs per gallon for leachate treatment, an increase in corporate overhead expense allocations of $1.7 million due to higher revenues for which overhead allocations are based, an increase in expenses for auto and workers’ compensation claims of $1.4 million due primarily to higher adjustments recorded in the prior year period to reduce projected losses on outstanding claims, an increase in diesel fuel expense of $1.1 million due primarily to the prior year period benefiting from a favorable diesel fuel hedge agreement that expired in December 2018, an increase in 401(k) matching expenses of $1.0 million due to our increasing the maximum matching contribution rate to our employees, an increase in compressed natural gas expense of $0.9 million due primarily to a non-recurring reduction in expense during the prior year period resulting from recording retroactive tax credits associated with purchases of compressed natural gas fuel and $0.3 million of other net expense increases.

Segment EBITDA in our Southern segment increased $5.7 million, or 8.3%, to $74.5 million for the three months ended June 30, 2019, from $68.8 million for the three months ended June 30, 2018.  The increase was due to an increase in revenues of $21.7 million from organic growth and acquisitions, a decrease in third party disposal expenses of $1.9 million due to improved internalization of waste collected at certain operating locations in Florida and Louisiana, a decrease in expenses for auto and workers’ compensation claims of $1.6 million due primarily to higher adjustments recorded in the current year period to reduce projected losses on outstanding claims incurred in prior periods and a decrease in corporate overhead expense allocations of $1.3 million due to a decrease in the overhead allocation rate, partially offset by a net $7.9 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in truck, container, equipment and facility maintenance and repair expenses of $3.3 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase in direct and administrative labor expenses of $2.9 million due primarily to employee pay rate increases, an increase in third-party trucking and transportation expenses of $2.4 million due primarily to increased rates charged by third parties to provide trucking and transportation services, an increase in 401(k) matching expenses of $0.9 million due to our increasing the maximum matching contribution rate to our employees, an increase in employee benefits expenses of $0.9 million due to higher costs of health care services provided under our benefit plans, a decrease to EBITDA of $0.8 million from the impact of operations disposed of during, or subsequent to, the three months ended June 30, 2018, an increase in leachate disposal expenses of $0.5 million due to increased precipitation generating higher leachate volumes as well as higher costs per gallon for leachate treatment, an increase in diesel fuel expense of $0.5 million due primarily to the prior year period benefiting from purchasing a portion of our diesel fuel needs under a favorable fuel hedge agreement that expired in December 2018 and $0.7 million of other net expense increases.

Segment EBITDA in our Southern segment increased $11.2 million, or 8.1%, to $148.9 million for the six months ended June 30, 2019, from $137.7 million for the six months ended June 30, 2018.  The increase was due to an increase in revenues of $42.0 million from organic growth and acquisitions, a decrease in third party disposal expenses of $4.3 million due to improved internalization of waste collected at certain operating locations in Florida and Louisiana, a decrease in expenses for auto and workers’ compensation claims of $1.7 million due primarily to higher adjustments recorded in the current year period to reduce projected losses on outstanding claims incurred in prior periods and a decrease in corporate overhead expense allocations of $1.3 million due to a decrease in the overhead allocation rate, partially offset by a net $15.9 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in truck, container, equipment and facility maintenance and repair expenses of $5.3 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase in direct and administrative labor expenses of $5.0 million due primarily to employee pay rate increases, an increase in third-party trucking and transportation expenses of $3.3 million due primarily to increased rates charged by third parties to provide trucking and transportation services, an increase in 401(k) matching expenses of $1.7 million due to our increasing the maximum matching contribution rate to our employees, an increase in compressed natural gas expense of $1.4 million due primarily to a non-recurring reduction in expense during the prior year period resulting from recording retroactive tax credits associated with purchases of compressed natural gas fuel, increased leachate disposal expenses of $1.4 million due to increased precipitation generating higher leachate volumes as well as higher costs per gallon for leachate treatment, a decrease to EBITDA of $1.2 million from the impact of operations disposed of during, or subsequent to, the six months ended June 30, 2018, an increase in diesel fuel expense of $0.9 million due primarily to the prior year period benefiting from purchasing a portion of our diesel fuel needs under a favorable fuel hedge agreement that expired in December 2018, an increase in equipment and facility rental expenses of $0.8 million due primarily to increased truck rental expenses and the adoption on January 1, 2019 of new accounting standards associated with leases, an increase of $0.6 million resulting from higher costs per ton charged by third party processors of recyclable commodities and $0.6 million of other net expense increases.

Segment EBITDA in our Central segment increased $10.3 million, or 16.1%, to $74.5 million for the three months ended June 30, 2019, from $64.2 million for the three months ended June 30, 2018. The increase was due primarily to an increase in revenues of $38.9 million, partially offset by a net $20.4 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in third-party trucking and transportation expenses of $2.7 million due primarily to outsourcing transportation services to third party operators at certain locations and increased rates charged by third parties to provide trucking and transportation services, an increase in direct and administrative labor expenses of $2.1 million due primarily to employee pay rate increases, an increase in disposal expenses of $1.1 million due to increased disposal rates and strategic adjustments to redirect certain collected waste to third party disposal facilities, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.8 million due to the variability and timing of major repairs, an increase in diesel fuel expense of $0.6 million due primarily to the prior year period benefiting from purchasing a portion of our diesel fuel needs under a favorable fuel hedge agreement that expired in December 2018, an increase in 401(k) matching expenses of $0.5 million due to our increasing the maximum matching contribution rate to our employees and $0.4 million of other net expense increases.

Segment EBITDA in our Central segment increased $13.8 million, or 11.1%, to $137.5 million for the six months ended June 30, 2019, from $123.7 million for the six months ended June 30, 2018. The increase was due primarily to an increase in revenues of $58.6 million and $0.6 million of other net expense decreases, partially offset by a net $33.4 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in third-party trucking and transportation expenses of $4.1 million due primarily to outsourcing transportation services to third party operators at certain locations and increased rates charged by third parties to provide trucking and transportation services, an increase in direct and administrative labor expenses of $3.2 million due primarily to employee pay rate increases, an increase in disposal expenses of $1.2 million due to increased disposal rates and strategic adjustments to redirect certain collected waste to third party disposal facilities, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.0 million due to the variability and timing of major repairs, an increase in 401(k) matching expenses of $0.9 million due to our increasing the maximum matching contribution rate to our employees, an increase in diesel fuel expense of $0.9 million due primarily to the prior year period benefiting from purchasing a portion of our diesel fuel needs under a favorable fuel hedge agreement that expired in December 2018 and an increase in compressed natural gas expense of $0.7 million due primarily to a non-recurring reduction in expense during the prior year period resulting from recording retroactive tax credits associated with purchases of compressed natural gas fuel.

Segment EBITDA in our Canada segment increased $0.4 million, or 0.5%, to $67.7 million for the three months ended June 30, 2019, from $67.3 million for the three months ended June 30, 2018.  The increase was comprised of an increase of $2.6 million assuming foreign currency parity during the comparable reporting periods, partially offset by a decrease of $2.2 million from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods. The $2.6 million increase, which assumes foreign currency parity, was due primarily to an increase in revenues of $8.1 million, partially offset by an increase in direct labor expenses of $2.5 million due primarily to a reduction in open employment positions and employee pay rate increases, an increase in third-party disposal expenses of $1.8 million due to higher disposal rates charged by operators and an increase in truck, container, equipment and facility maintenance and repair expenses of $1.2 million due to the variability and timing of major repairs.

Segment EBITDA in our Canada segment increased $0.3 million, or 0.3%, to $126.9 million for the six months ended June 30, 2019, from $126.6 million for the six months ended June 30, 2018.  The increase was comprised of an increase of $5.4 million assuming foreign currency parity during the comparable reporting periods, partially offset by a decrease of $5.1 million from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods. The $5.4 million increase, which assumes foreign currency parity, was due primarily to an increase in revenues of $14.8 million, partially offset by an increase in direct labor expenses of $3.8 million due primarily to a reduction in open employment positions and employee pay rate increases, an increase in third-party disposal expenses of $2.5 million due to higher disposal rates charged by operators, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.4 million due to the variability and timing of major repairs and other expense increases of $0.7 million.

Segment EBITDA in our E&P segment increased $2.2 million, or 7.1%, to $33.4 million for the three months ended June 30, 2019, from $31.2 million for the three months ended June 30, 2018.  The increase was due primarily to an increase in revenues of $3.7 million, partially offset by an increase in subcontracted operating expenses of $1.5 million due primarily to subcontracting certain operating activities to third parties.

Segment EBITDA in our E&P segment increased $5.1 million, or 8.6%, to $65.0 million for the six months ended June 30, 2019, from $59.9 million for the six months ended June 30, 2018.  The increase was due primarily to an increase in revenues of $11.1 million, partially offset by an increase in subcontracted operating expenses of $2.5 million due primarily to subcontracting certain operating activities to third parties, an increase in cell processing expenses of $1.2 million due primarily to increased disposal volumes, an increase in direct labor expenses of $1.0 million due to employee pay rate increases and increased headcount to support higher disposal volumes, an increase in corporate overhead expense allocations of $0.8 million due to higher revenues for which overhead allocations are based and $0.5 million of other net expense increases.

Segment EBITDA at Corporate decreased $7.7 million, to a loss of $7.4 million for the three months ended June 30, 2019, from earnings of $0.3 million for the three months ended June 30, 2018.  The decrease was due to an increase in direct acquisition expenses of $4.0 million due to higher acquisition activity in the current year period, a decrease in corporate overhead allocated to our segments of $2.4 million due to a reduction in allocable expenses, an increase in equity-based compensation expenses of $1.4 million associated with our annual recurring grant of restricted share units to our personnel, an increase in accrued recurring cash incentive compensation expense to our management of $1.3 million and an increase in deferred compensation expenses of $0.5 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked, partially offset by a decrease of $1.3 million in integration-related expenses incurred in the prior year period for the Progressive Waste acquisition and $0.6 million of other net expense decreases.

Segment EBITDA at Corporate decreased $5.2 million, to a loss of $11.3 million for the six months ended June 30, 2019, from a loss of $6.1 million for the six months ended June 30, 2018.  The decrease was due to an increase in equity-based compensation expenses of $7.2 million associated with our annual recurring grant of restricted share units to our personnel and increased share price volatility in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, an increase in deferred compensation expenses of $2.6 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked, an increase in direct acquisition expenses of $2.4 million, an increase in accrued recurring cash incentive compensation expense to our management of $1.3 million and $0.5 million of other net expense increases, partially offset by a decrease of $6.4 million in professional fees expense resulting primarily from reduced legal expenses from the settlement of certain legal matters subsequent to June 30, 2018 and a decrease of $2.4 million in integration-related expenses incurred in the prior year period for the Progressive Waste acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the six months ended June 30, 2019 and 2018 (in thousands of U.S. dollars):

	Six Months Ended
	June 30,
	2019	2018
Net cash provided by operating activities	$753,048	$664,931
Net cash used in investing activities	(640,290)	(685,234)
Net cash used in financing activities	(223,258)	(309,436)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	270	(915)
Net decrease in cash, cash equivalents and restricted cash	(110,230)	(330,654)
Cash, cash equivalents and restricted cash at beginning of year	403,966	556,467
Plus: change in cash held for sale	—	33
Cash, cash equivalents and restricted cash at end of year	$293,736	$225,846

Operating Activities Cash Flows

For the six months ended June 30, 2019, net cash provided by operating activities was $753.0 million. For the six months ended June 30, 2018, net cash provided by operating activities was $664.9 million. The $88.1 million increase was due primarily to the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $70.0 million from an increase in net income, excluding depreciation, intangible amortization, lease amortization, deferred taxes, equity based compensation, adjustments to and payments of contingent consideration recorded in earnings and impairments and other operating items, due primarily to the impact of acquisitions closed subsequent to June 30, 2018 and price-led earnings growth at certain solid waste segments.
2)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was favorably impacted by $37.0 million from accounts payable and accrued liabilities due primarily to period end timing of payments to vendors for goods and services.
3)	Other long-term liabilities – Our increase in net cash provided by operating activities was unfavorably impacted by $19.1 million from other long-term liabilities due primarily to lease payments resulting from our adoption of new accounting standards associated with leases.

As of June 30, 2019, we had a working capital surplus of $47.7 million, including cash and equivalents of $209.2 million.  Our working capital surplus decreased $184.5 million from a working capital surplus of $232.2 million at December 31, 2018, including cash and equivalents of $319.3 million, due primarily to decreased cash balances and the adoption of new accounting standards associated with leases requiring a current liability to be recorded for the portion of lease payments payable with the next twelve months. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $44.9 million to $640.3 million for the six months ended June 30, 2019, from $685.2 million for the six months ended June 30, 2018. The significant components of the decrease included the following:

1)	A decrease in cash paid for acquisitions of $104.1 million due primarily to a decrease in acquisitions closed during the six months ended June 30, 2019; less
2)	An increase in capital expenditures of $52.1 million due to higher landfill site development costs, increased additions to existing facilities and additional trucks and heavy equipment purchased for operations acquired subsequent to December 31, 2018; and
3)	An increase in restricted investments of $6.2 million for purposes of providing collateral for landfill closure obligations.

Financing Activities Cash Flows

Net cash used in financing activities decreased $86.1 million to $223.3 million for the six months ended June 30, 2019, from $309.4 million for the six months ended June 30, 2018. The significant components of the decrease included the following:

1)	An increase from the net change in long-term borrowings of $54.0 million (long-term borrowings decreased $118.4 million during the six months ended June 30, 2019 and decreased $172.4 million during the six months ended June 30, 2018) due primarily to higher repayments in the prior year of long term debt assumed and paid in full from acquisitions; and
2)	A decrease in payments to repurchase our common shares of $42.0 million due to no shares being repurchased during the six months ended June 30, 2019; less
3)	An increase in cash dividends paid of $10.6 million due primarily to an increase in our quarterly dividend rate for the six months ended June 30, 2019 to $0.16 per share, from $0.14 per share for the six months ended June 30, 2018.

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

On July 25, 2019, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our NCIB. The renewal will follow on the conclusion of our current NCIB expiring August 7, 2019. Upon approval, we anticipate that we will be authorized to make purchases during the period of August 8, 2019 to August 7, 2020 or until such earlier time as the NCIB is completed or terminated at our option.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2018, our Board of Directors authorized an increase to our regular quarterly cash dividend of

$0.02, from $0.14 to $0.16 per share. Cash dividends of $84.2 million and $73.6 million were paid during the six months ended June 30, 2019 and 2018, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $253.8 million in capital expenditures during the six months ended June 30, 2019. We expect to make capital expenditures of between $575 million and $600 million in 2019 in connection with our existing business. We have funded and intend to fund the balance of our planned 2019 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring municipal solid waste and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital. Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of June 30, 2019, $700.0 million under the term loan and $472.2 million under the revolving credit facility were outstanding under our Credit Agreement, exclusive of outstanding standby letters of credit of $108.1 million. Our Credit Agreement matures in March 2023.

On April 16, 2019, we completed an underwritten public offering of $500.0 million aggregate principal amount of our 3.50% Senior Notes due 2029, or the 2029 Senior Notes. The 2029 Senior Notes were issued under the Indenture, dated as of November 16, 2018, by and between the Company and U.S. Bank National Association, as trustee, as supplemented by the Second Supplemental Indenture, dated as of April 16, 2019.

 We will pay interest on the 2029 Senior Notes semi-annually, commencing on November 1, 2019, and the 2029 Senior Notes will mature on May 1, 2029.  The 2029 Senior Notes are our senior unsecured obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of our future subordinated debt.  The 2029 Senior Notes are not guaranteed by any of our subsidiaries.

See Note 10 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on the debt agreement.

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

As of June 30, 2019, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$4,107,161	$798	$254,661	$1,823,101	$2,028,601
Cash interest payments	$789,134	$129,085	$257,189	$177,492	$225,368
Contingent consideration	$79,394	$14,069	$23,962	$3,224	$38,139
Final capping, closure and post-closure	$1,508,736	$20,639	$30,165	$17,666	$1,440,266

____________________

Long-term debt payments include:

1)	$472.2 million in principal payments due March 2023 related to our revolving credit facility under our Credit Agreement. We may elect to draw amounts on our Credit Agreement in U.S. dollar LIBOR rate loans, U.S. dollar base rate loans, Canadian-based bankers’ acceptances, and Canadian dollar prime rate loans. At June 30, 2019, $401.5 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. LIBOR rate loans, which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 3.50% on such date) and $70.7 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, which bear interest at the Canadian Dollar Offered Rate plus the applicable acceptance fee (for a total rate of 3.06% on such date).
2)	$700.0 million in principal payments due March 2023 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At June 30, 2019, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 3.50% on such date).
3)	$175.0 million in principal payments due 2019 related to our 2019 Senior Notes. The 2019 Senior Notes bear interest at a rate of 5.25%. We have recorded this obligation in the payments due in 3 to 5 years category in the table above as we have the intent and ability to redeem the 2019 Senior Notes on November 1, 2019 using borrowings under our Credit Agreement.
4)	$100.0 million in principal payments due 2021 related to our 2021 Senior Notes. The 2021 Senior Notes bear interest at a rate of 4.64%.
5)	$150.0 million in principal payments due 2021 related to our New 2021 Senior Notes. The New 2021 Senior Notes bear interest at a rate of 2.39%.
6)	$125.0 million in principal payments due 2022 related to our 2022 Senior Notes. The 2022 Senior Notes bear interest at a rate of 3.09%.
7)	$200.0 million in principal payments due 2023 related to our 2023 Senior Notes. The 2023 Senior Notes bear interest at a rate of 2.75%.
8)	$150.0 million in principal payments due 2024 related to our 2024 Senior Notes. The 2024 Senior Notes bear interest at a rate of 3.24%.
9)	$375.0 million in principal payments due 2025 related to our 2025 Senior Notes. The 2025 Senior Notes bear interest at a rate of 3.41%.
10)	$400.0 million in principal payments due 2026 related to our 2026 Senior Notes. The 2026 Senior Notes bear interest at a rate of 3.03%.
11)	$250.0 million in principal payments due 2027 related to our 2027 Senior Notes. The 2027 Senior Notes bear interest at a rate of 3.49%.
12)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.250%.
13)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.500%.
14)	$10.0 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.75% and 10.90% at June 30, 2019, and have maturity dates ranging from 2019 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin and the Canadian Dollar Offered Rate plus the applicable acceptance fee at June 30, 2019. We assumed the Credit Agreement is paid off when it matures in March 2023.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $57.0 million recorded as liabilities in our Condensed Consolidated Financial Statements at June 30, 2019, and $22.4 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Operating leases	$241,962	$19,052	$69,011	$59,904	$93,995
Unconditional purchase obligations	$142,618	$72,200	$70,418	$—	$—

____________________

(1)	We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At June 30, 2019, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 54.4 million gallons remaining to be purchased for a total of $142.6 million. The current fuel purchase contracts expire on or before December 31, 2021. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2019, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $1.039 billion and $977.6 million at June 30, 2019 and December 31, 2018, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2019, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the six month periods ended June 30, 2019 and 2018, at all of our landfills during the respective period, is shown below (tons in thousands):

	Six months ended June 30,
	2019		2018
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	92	22,487	89	21,296
Operated landfills	4	278	4	263
	96	22,765	93	21,559

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the six month periods ended June 30, 2019 and 2018, are calculated as follows (amounts in thousands of U.S. dollars):

	Six months ended
	June 30,
	2019	2018
Net cash provided by operating activities	$753,048	$664,931
Less: Change in book overdraft	(534)	(1,132)
Plus: Proceeds from disposal of assets	1,198	2,074
Less: Capital expenditures for property and equipment	(253,790)	(201,712)
Less: Distributions to noncontrolling interests	(117)	(103)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	—	11
Cash received for divestitures (b)	(2,376)	—
Transaction-related items (c)	7,021	4,584
Integration-related and other expenses (d)	—	2,416
Pre-existing Progressive Waste share-based grants (e)	2,371	4,909
Tax effect (f)	(2,910)	(3,279)
Adjusted free cash flow	$503,911	$472,699

____________________

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the elimination of cash received in conjunction with the divestiture of certain Progressive Waste operations.
(c)	Reflects the addback of acquisition-related items, including transaction costs.
(d)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.
(e)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards and related payments during the period.
(f)	The aggregate tax effect of footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income, plus foreign currency transaction loss, less foreign currency transaction gain. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three and six month periods ended June 30, 2019 and 2018, are calculated as follows (amounts in thousands of U.S. dollars):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income attributable to Waste Connections	$148,848	$138,682	$274,470	$263,551
Plus (less): Net income (loss) attributable to noncontrolling interests	(9)	132	(54)	295
Plus: Income tax provision	39,788	42,565	67,756	74,417
Plus: Interest expense	37,245	32,426	74,533	64,796
Less: Interest income	(1,818)	(1,056)	(5,129)	(2,210)
Plus: Depreciation and amortization	188,120	168,924	365,509	328,207
Plus: Closure and post-closure accretion	3,682	3,258	7,172	6,496
Plus: Impairments and other operating items	3,902	7,073	20,014	8,104
Less: Other income, net	(805)	(2,031)	(3,363)	(1,644)
Plus (less): Foreign currency transaction loss (gain)	(1,115)	(30)	(1,218)	190
Adjustments:
Plus: Transaction-related expenses (a)	6,184	2,199	7,021	4,584
Plus: Pre-existing Progressive Waste share-based grants (b)	1,262	2,058	4,283	3,221
Plus: Integration-related and other expenses (c)	—	1,306	—	2,416
Adjusted EBITDA	$425,284	$395,506	$810,994	$752,423

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects share-based compensation costs, including changes in fair value and related expenses, associated with share-based awards granted by Progressive Waste outstanding at the time of the Progressive Waste acquisition.
(c)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three and six month periods ended June 30, 2019 and 2018, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Reported net income attributable to Waste Connections	$148,848	$138,682	$274,470	$263,551
Adjustments:
Amortization of intangibles (a)	31,344	26,474	61,886	52,573
Impairments and other operating items (b)	3,902	7,073	20,014	8,104
Transaction-related expenses (c)	6,184	2,199	7,021	4,584
Pre-existing Progressive Waste share-based grants (d)	1,262	2,058	4,283	3,221
Integration-related and other expenses (e)	—	1,306	—	2,416
Tax effect (f)	(10,272)	(7,971)	(22,469)	(16,016)
Tax items (g)	—	2,515	—	2,515
Adjusted net income attributable to Waste Connections	$181,268	$172,336	$345,205	$320,948

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.56	$0.52	$1.04	$1.00
Adjusted net income	$0.69	$0.65	$1.31	$1.21

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects share-based compensation costs, including changes in fair value and related expenses, associated with share-based awards granted by Progressive Waste outstanding at the time of the Progressive Waste acquisition.
(e)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.
(f)	The aggregate tax effect of the adjustments in footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.
(g)	Reflects items primarily associated with internal financing restructuring in conjunction with the Tax Act enacted on December 22, 2017, as well as a reduction in deferred tax liabilities resulting from state legislation enacted during the quarter and changes in our geographical apportionment due to acquisition activity.

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

At June 30, 2019, our derivative instruments included 17 interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at June 30, 2019 and December 31, 2018, of $322.2 million and $885.0 million, respectively, including floating rate debt under our Credit Agreement and floating rate tax-exempt bond obligations. A one percentage point increase in interest rates on our variable-rate debt as of June 30, 2019 and December 31, 2018, would decrease our annual pre-tax income by approximately $3.2 million and $8.9 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At June 30, 2019, we had no fuel hedge agreements in place; however, we have entered into fixed price fuel purchase contracts for 2019 as described below.

For the year ending December 31, 2019, we expect to purchase approximately 73.5 million gallons of fuel, of which 44.9 million gallons will be purchased at market prices and 28.6 million gallons will be purchased under our fixed price fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the six month period of July 1, 2019 to December 31, 2019, we expect to purchase approximately 22.5 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining six months in 2019 would decrease our pre-tax income during this period by approximately $2.2 million.

We market a variety of recyclable materials, including cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and sell other collected recyclable materials to third parties for processing before resale. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the six months ended June 30, 2019 and 2018, would have had a $3.6 million and $4.5 million impact on revenues for the six months ended June 30, 2019 and 2018, respectively.

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

Item 4.Controls and Procedures

As required by Rule 13a-15(b) under the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded as of June 30, 2019, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Information regarding our legal proceedings can be found in Note 18 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 5.Other Information

On July 25, 2019, the Board of Directors appointed James M. Little, the Company’s Senior Vice President–Engineering and Disposal to Executive Vice President–Engineering and Disposal, and Patrick J. Shea, the Company’s Senior Vice President, General Counsel and Secretary to Executive Vice President, General Counsel and Secretary.

As previously disclosed, on July 24, 2018, the Compensation Committee of the Board (the “Compensation Committee”) and the Board of Directors of the Company’s subsidiary, Waste Connections US, Inc., approved an amended and restated Separation Benefits Plan of Waste Connections US, Inc. (the “Plan”), under which certain executives of the Company may become eligible to receive certain severance and change in control benefits.  An executive is eligible for the benefits provided under the Plan only if (i) the Compensation Committee designates the executive as a participant in the Plan, and (ii) Waste Connections US, Inc. and the executive enter into a letter agreement confirming the executive’s eligibility for, and participation in, the Plan.  The benefits under the Plan are only available to the eligible executives in the event the executive’s employment with Waste Connections US, Inc. is involuntarily terminated, except in certain limited circumstances.  The foregoing description of the Plan is qualified in its entirety by reference to the full text of the Plan, which can be found as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, which was previously filed with the SEC on August 31, 2018.

In connection with the above appointments, on July 25, 2019, Waste Connections US, Inc. entered into an amended and restated participation letter agreement under the Plan with each of Messrs. Little and Shea (the “Letter Agreements”).  Pursuant to the Letter Agreements, Messrs. Little and Shea are now designated as President/EVP Participants and, as a result, are eligible, among other things, to receive additional severance benefits under the Plan.  The foregoing description of the Letter Agreements is qualified in its entirety by reference to the full text of each of the Letter Agreements filed as Exhibits 10.2 and 10.3 to this Quarterly Report on Form 10-Q.

Also, on July 25, 2019, Waste Connections US, Inc. entered into an amended and restated participation letter agreement under the Plan with Darrell W. Chambliss, the Company’s Executive Vice President and Chief Operating Officer.  Mr. Chambliss’ amended and restated letter agreement contains certain updates intended to conform its terms to the Letter Agreements, including (i) revised severance amounts payable in the event of a termination without cause or for good reason, including following a change in control, (ii) additional events that constitute a change in control and (iii) details regarding certain other benefits, including Mr. Chambliss’ expected target amount for annual grants of equity awards and his medical insurance benefit.  The foregoing description of Mr. Chambliss’ amended and restated participation letter agreement is qualified in its entirety by reference to the full text of the letter agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6.Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8K filed on May 26, 2017)
3.2	Articles of Amalgamation (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8K filed on June 7, 2016)
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8K filed on June 7, 2016)
3.4	By-law No. 1 of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8K filed on June 7, 2016)
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

10.1 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Darrell W. Chambliss, effective July 25, 2019
10.2 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and James M. Little, effective July 25, 2019
10.3 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Patrick J. Shea, effective July 25, 2019
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a14(a)/15d14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a14(a)/15d14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+ Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: July 30, 2019	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman
President and Chief Executive Officer

Date: July 30, 2019	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Senior Vice President and Chief Financial Officer