Form 10-Q
period 2019-09-30
Waste Connections, Inc.
filed 2019-10-29
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of October 18, 2019: 263,676,837 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and equivalents	$303,778	$319,305
Accounts receivable, net of allowance for doubtful accounts of $15,369 and $16,760 at September 30, 2019 and December 31, 2018, respectively	676,676	609,545
Prepaid expenses and other current assets	124,836	164,053
Total current assets	1,105,290	1,092,903

Restricted cash	92,050	84,661
Restricted investments	50,602	47,486
Property and equipment, net	5,375,166	5,168,996
Operating lease right-of-use assets	189,697	—
Goodwill	5,297,556	5,031,685
Intangible assets, net	1,097,036	1,128,628
Other assets, net	62,838	72,970
Total assets	$13,270,235	$12,627,329
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$428,492	$359,967
Book overdraft	20,429	18,518
Accrued liabilities	299,139	289,544
Current portion of operating lease liabilities	30,162	—
Current portion of contingent consideration	12,393	11,612
Deferred revenue	200,677	179,282
Current portion of long-term debt and notes payable	502	1,786
Total current liabilities	991,794	860,709

Long-term portion of debt and notes payable	4,039,405	4,153,465
Long-term portion of operating lease liabilities	166,347	—
Long-term portion of contingent consideration	44,561	43,003
Deferred income taxes	800,223	760,033
Other long-term liabilities	431,565	349,931
Total liabilities	6,473,895	6,167,141

Commitments and contingencies (Note 18)

Equity:
Common shares: 263,697,618 shares issued and 263,616,104 shares outstanding at September 30, 2019; 263,271,302 shares issued and 263,141,413 shares outstanding at December 31, 2018	4,135,343	4,131,307
Additional paid-in capital	147,188	133,577
Accumulated other comprehensive loss	(61,228)	(74,786)
Treasury shares: 81,514 and 129,889 shares at September 30, 2019 and December 31, 2018, respectively	—	—
Retained earnings	2,569,663	2,264,510
Total Waste Connections’ equity	6,790,966	6,454,608
Noncontrolling interest in subsidiaries	5,374	5,580
Total equity	6,796,340	6,460,188
	$13,270,235	$12,627,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$1,412,444	$1,281,110	$4,026,719	$3,661,209
Operating expenses:
Cost of operations	835,098	736,122	2,384,607	2,120,947
Selling, general and administrative	137,883	139,014	410,132	398,582
Depreciation	157,994	148,232	461,616	423,866
Amortization of intangibles	31,934	26,871	93,821	79,444
Impairments and other operating items	12,935	(1,998)	32,949	6,106
Operating income	236,600	232,869	643,594	632,264

Interest expense	(36,780)	(32,078)	(111,313)	(96,874)
Interest income	2,056	1,467	7,186	3,677
Other income (expense), net	(19)	600	4,562	2,053
Income before income tax provision	201,857	202,858	544,029	541,120

Income tax provision	(42,783)	(52,092)	(110,539)	(126,509)
Net income	159,074	150,766	433,490	414,611
Plus (less): Net loss (income) attributable to noncontrolling interests	35	77	89	(218)
Net income attributable to Waste Connections	$159,109	$150,843	$433,579	$414,393

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.60	$0.57	$1.64	$1.57
Diluted	$0.60	$0.57	$1.64	$1.57

Shares used in the per share calculations:
Basic	263,853,681	263,628,838	263,768,258	263,657,274
Diluted	264,587,456	264,394,757	264,473,345	264,376,320

Cash dividends per common share	$0.16	$0.14	$0.48	$0.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$159,074	$150,766	$433,490	$414,611

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(1,974)	4,279	(6,918)	2,407
Fuel hedge amounts reclassified into cost of operations	—	(1,810)	—	(4,647)
Changes in fair value of interest rate swaps	(15,482)	863	(56,818)	15,828
Changes in fair value of fuel hedges	—	295	—	2,956
Foreign currency translation adjustment	(24,911)	35,455	60,404	(67,349)
Other comprehensive income (loss), before tax	(42,367)	39,082	(3,332)	(50,805)
Income tax (expense) benefit related to items of other comprehensive income (loss)	4,626	(985)	16,890	(4,405)
Other comprehensive income (loss), net of tax	(37,741)	38,097	13,558	(55,210)
Comprehensive income	121,333	188,863	447,048	359,401
Plus (less): Comprehensive loss (income) attributable to noncontrolling interests	35	77	89	(218)
Comprehensive income attributable to Waste Connections	$121,368	$188,940	$447,137	$359,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2018	263,141,413	$4,131,307	$133,577	$(74,786)	129,889	$—	$2,264,510	$5,580	$6,460,188
Sale of common shares held in trust	43,637	3,610	—	—	(43,637)	—	—	—	3,610
Vesting of restricted share units	400,555	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	180,258	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	15,371	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(202,679)	—	(16,974)	—	—	—	—	—	(16,974)
Equity-based compensation	—	—	11,627	—	—	—	—	—	11,627
Exercise of warrants	8,690	—	—	—	—	—	—	—	—
Cash dividends on common shares	—	—	—	—	—	—	(42,084)	—	(42,084)
Amounts reclassified into earnings, net of taxes	—	—	—	(1,817)	—	—	—	—	(1,817)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(11,555)	—	—	—	—	(11,555)
Foreign currency translation adjustment	—	—	—	42,180	—	—	—	—	42,180
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	—	—	—	—	(2,078)	—	(2,078)
Net income (loss)	—	—	—	—	—	—	125,622	(45)	125,577
Balances at March 31, 2019	263,587,245	4,134,917	128,230	(45,978)	86,252	—	2,345,970	5,535	6,568,674
Sale of common shares held in trust	973	85	—	—	(973)	—	—	—	85
Vesting of restricted share units	6,495	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(3,081)	—	(290)	—	—	—	—	—	(290)
Equity-based compensation	—	—	10,254	—	—	—	—	—	10,254
Exercise of warrants	9,607	—	—	—	—	—	—	—	—
Cash dividends on common shares	—	—	—	—	—	—	(42,131)	—	(42,131)
Amounts reclassified into earnings, net of taxes	—	—	—	(1,817)	—	—	—	—	(1,817)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(18,827)	—	—	—	—	(18,827)
Foreign currency translation adjustment	—	—	—	43,135	—	—	—	—	43,135
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(117)	(117)
Net income (loss)	—	—	—	—	—	—	148,848	(9)	148,839
Balances at June 30, 2019	263,601,239	4,135,002	138,194	(23,487)	85,279	—	2,452,687	5,409	6,707,805
Sale of common shares held in trust	3,765	341	—	—	(3,765)	—	—	—	341
Vesting of restricted share units	6,827	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	1,004	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(3,501)	—	(328)	—	—	—	—	—	(328)
Equity-based compensation	—	—	9,322	—	—	—	—	—	9,322
Exercise of warrants	6,770	—	—	—	—	—	—	—	—
Cash dividends on common shares	—	—	—	—	—	—	(42,133)	—	(42,133)
Amounts reclassified into earnings, net of taxes	—	—	—	(1,451)	—	—	—	—	(1,451)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(11,379)	—	—	—	—	(11,379)
Foreign currency translation adjustment	—	—	—	(24,911)	—	—	—	—	(24,911)
Net income (loss)	—	—	—	—	—	—	159,109	(35)	159,074
Balances at September 30, 2019	263,616,104	$4,135,343	$147,188	$(61,228)	81,514	$—	$2,569,663	$5,374	$6,796,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2017	263,494,670	$4,187,568	$115,743	$108,413	166,133	$—	$1,856,946	$5,400	$6,274,070
Sale of common shares held in trust	26,849	1,947	—	—	(26,849)	—	—	—	1,947
Vesting of restricted share units	452,700	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	154,181	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	114	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(206,084)	—	(14,121)	—	—	—	—	—	(14,121)
Equity-based compensation	—	—	7,991	—	—	—	—	—	7,991
Repurchase of common shares	(594,474)	(42,040)	—	—	—	—	—	—	(42,040)
Cash dividends on common shares	—	—	—	—	—	—	(36,814)	—	(36,814)
Amounts reclassified into earnings, net of taxes	—	—	—	(1,303)	—	—	—	—	(1,303)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	9,114	—	—	—	—	9,114
Foreign currency translation adjustment	—	—	—	(59,330)	—	—	—	—	(59,330)
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	—	—	—	—	16,296	—	16,296
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(103)	(103)
Net income	—	—	—	—	—	—	124,869	163	125,032
Balances at March 31, 2018	263,327,956	4,147,475	109,613	56,894	139,284	—	1,961,297	5,460	6,280,739
Sale of common shares held in trust	2,638	199	—	—	(2,638)	—	—	—	199
Vesting of restricted share units	15,723	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	4,311	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(6,173)	—	(468)	—	—	—	—	—	(468)
Equity-based compensation	—	—	8,968	—	—	—	—	—	8,968
Exercise of options and warrants	17,571	—	—	—	—	—	—	—	—
Cash dividends on common shares	—	—	—	—	—	—	(36,770)	—	(36,770)
Amounts reclassified into earnings, net of taxes	—	—	—	(2,204)	—	—	—	—	(2,204)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	3,890	—	—	—	—	3,890
Foreign currency translation adjustment	—	—	—	(43,474)	—	—	—	—	(43,474)
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	—	—	—	—	(3,053)	—	(3,053)
Net income	—	—	—	—	—	—	138,682	132	138,814
Balances at June 30, 2018	263,362,026	4,147,674	118,113	15,106	136,646	—	2,060,156	5,592	6,346,641
Sale of common shares held in trust	2,964	235	—	—	(2,964)	—	—	—	235
Vesting of restricted share units	12,154	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	644	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(4,878)	—	(387)	—	—	—	—	—	(387)
Equity-based compensation	—	—	6,591	—	—	—	—	—	6,591
Cash dividends on common shares	—	—	—	—	—	—	(36,863)	—	(36,863)
Amounts reclassified into earnings, net of taxes	—	—	—	1,786	—	—	—	—	1,786
Changes in fair value of cash flow hedges, net of taxes	—	—	—	856	—	—	—	—	856
Foreign currency translation adjustment	—	—	—	35,455	—	—	—	—	35,455
Net income (loss)	—	—	—	—	—	—	150,843	(77)	150,766
Balances at September 30, 2018	263,372,910	$4,147,909	$124,317	$53,203	133,682	$—	$2,174,136	$5,515	$6,505,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$433,490	$414,611
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	31,852	6,852
Depreciation	461,616	423,866
Amortization of intangibles	93,821	79,444
Amortization of leases	17,661	—
Deferred income taxes, net of acquisitions	41,481	45,765
Amortization of debt issuance costs	3,708	3,087
Share-based compensation	35,510	35,434
Interest accretion	12,283	11,135
Payment of contingent consideration recorded in earnings	—	(11)
Adjustments to contingent consideration	1,466	349
Other	(1,316)	180
Net change in operating assets and liabilities, net of acquisitions	53,858	17,080
Net cash provided by operating activities	1,185,430	1,037,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(420,392)	(500,064)
Capital expenditures for property and equipment	(433,526)	(373,512)
Capital expenditure for purchase of greenfield landfill site	(31,683)	—
Proceeds from disposal of assets	2,626	3,698
Change in restricted investments, net of interest income	(2,171)	—
Other	(526)	(568)
Net cash used in investing activities	(885,672)	(870,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,021,795	165,737
Principal payments on notes payable and long-term debt	(1,184,165)	(387,700)
Payment of contingent consideration recorded at acquisition date	(1,621)	(5,459)
Change in book overdraft	1,911	(243)
Payments for repurchase of common shares	—	(42,040)
Payments for cash dividends	(126,348)	(110,447)
Tax withholdings related to net share settlements of equity-based compensation	(17,592)	(14,976)
Debt issuance costs	(5,938)	(2,839)
Proceeds from sale of common shares held in trust	4,036	2,381
Other	(117)	(103)
Net cash used in financing activities	(308,039)	(395,689)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	143	(528)

Net decrease in cash, cash equivalents and restricted cash	(8,138)	(228,871)
Cash, cash equivalents and restricted cash at beginning of period	403,966	556,467
Plus: change in cash held for sale	—	192
Cash, cash equivalents and restricted cash at end of period	$395,828	$327,788

Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$94,009	$100,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three and nine month periods ended September 30, 2019 and 2018. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.  In August 2017, the FASB issued guidance which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update are intended to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The effective date for the standard is for fiscal years beginning after December 15, 2018.  The adoption of this guidance, effective January 1, 2019, did not have a material impact on the Company’s consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Commercial	$408,415	$369,543	$1,186,565	$1,080,261
Residential	355,574	300,026	1,024,105	881,927
Industrial and construction roll off	226,801	202,130	629,597	573,877
Total collection	990,790	871,699	2,840,267	2,536,065
Landfill	310,633	285,945	852,073	790,056
Transfer	209,585	187,961	575,337	495,317
Recycling	14,142	23,371	50,676	69,559
E&P	70,874	68,049	205,743	189,071
Intermodal and other	26,520	34,261	90,491	105,588
Intercompany	(210,100)	(190,176)	(587,868)	(524,447)
Total	$1,412,444	$1,281,110	$4,026,719	$3,661,209

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided.  Substantially all of the deferred revenue recorded as of June 30, 2019 was recognized as revenue during the three months ended September 30, 2019 when the service was performed.

See Note 11 for additional information regarding revenue by reportable segment.

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Condensed Consolidated Balance Sheet, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity would have recognized is one year or less.  The Company had approximately $16,900 of deferred sales incentives at both September 30, 2019 and December 31, 2018.

6.LANDFILL ACCOUNTING

At September 30, 2019, the Company’s landfills consisted of 85 owned landfills, seven landfills operated under life-of-site operating agreements, four landfills operated under limited-term operating agreements and one development stage landfill. The Company’s landfills had site costs with a net book value of $2,961,560 at September 30, 2019. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of September 30, 2019, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 27 years. As of September 30, 2019, the Company is seeking to expand permitted capacity at six of its owned landfills and three landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 30 years, with lives ranging from approximately 1 to 177 years.

During the nine months ended September 30, 2019 and 2018, the Company expensed $169,064 and $153,010, respectively, or an average of $4.77 and $4.58 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2019 and 2018 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects the Company’s long-term credit adjusted risk free rate as of the end of both 2018 and 2017. The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2019 and 2018. The resulting final capping, closure and post-closure obligations are recorded on the condensed consolidated balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the nine months ended September 30, 2019 and 2018, the Company expensed $10,656 and $9,583 respectively, or an average of $0.30 and $0.29 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2018 to September 30, 2019:

Final capping, closure and post-closure liability at December 31, 2018	$251,782
Liabilities incurred	15,573
Accretion expense associated with landfill obligations	10,656
Closure payments	(1,203)
Assumption of closure liabilities from acquisitions	8,707
Foreign currency translation adjustment	1,146
Final capping, closure and post-closure liability at September 30, 2019	$286,661

Liabilities incurred of $15,573 for the nine months ended September 30, 2019, represent non-cash increases to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At September 30, 2019 and December 31, 2018, $11,538 and $12,325, respectively, of the Company’s restricted cash balance and $47,993 and $44,939, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

7.ACQUISITIONS

The Company acquired 13 individually immaterial non-hazardous solid waste collection, transfer and disposal businesses during the nine months ended September 30, 2019.  The total acquisition-related costs incurred during the nine months ended September 30, 2019 for these acquisitions was $8,057. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

The Company acquired 15 individually immaterial non-hazardous solid waste collection, recycling, transfer and disposal businesses during the nine months ended September 30, 2018. The purchase price for one of these acquisitions included contingent consideration of $11,593, representing the fair value of up to $12,582 of amounts payable to the former owners based on the achievement of certain operating targets specified in the asset purchase agreement. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the three-year period in which the obligation is expected to be settled, and applying a discount rate of 2.7%.  As of September 30, 2019, the obligation recognized at the purchase date has not materially changed.  Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled.  The total acquisition-related costs incurred during the nine months ended September 30, 2018 for these acquisitions was $4,907. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the nine months ended September 30, 2019 and 2018:

	2019	2018
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$420,392	$500,064
Debt assumed	50,574	65,010
	470,966	565,074

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	15,042	12,817
Prepaid expenses and other current assets	5,079	2,355
Property and equipment	210,105	346,275
Long-term franchise agreements and contracts	14,838	10,888
Customer lists	28,467	27,330
Permits and other intangibles	17,835	31,183
Other assets	7	19
Accounts payable and accrued liabilities	(11,310)	(3,982)
Deferred revenue	(9,128)	(4,169)
Contingent consideration	(1,003)	(11,669)
Other long-term liabilities	(8,707)	(15,532)
Deferred income taxes	(13,287)	(391)
Total identifiable net assets	247,938	395,124
Goodwill	$223,028	$169,950

Goodwill acquired during the nine months ended September 30, 2019 and 2018, totaling $81,903 and $169,559, respectively, is expected to be deductible for tax purposes.

The fair value of acquired working capital related to ten individually immaterial acquisitions completed during the twelve months ended September 30, 2019, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these ten acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2019, is $16,469, of which $1,427 is expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2018, is $14,015, of which $1,198 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisitions of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

8.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at September 30, 2019:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$487,001	$(183,121)	$—	$303,880
Customer lists	561,642	(288,732)	—	272,910
Permits and other	358,314	(60,290)	—	298,024
	1,406,957	(532,143)	—	874,814
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	—	—	158,591
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	260,729	—	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,667,686	$(532,143)	$(38,507)	$1,097,036

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the nine months ended September 30, 2019 was 19.2 years. The weighted-average amortization period of customer lists acquired during the nine months ended September 30, 2019 was 10.0 years. The weighted-average amortization period of finite-lived permits and other intangibles acquired during the nine months ended September 30, 2019 was 36.8 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2018:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$476,833	$(157,986)	$—	$318,847
Customer lists	530,614	(232,461)	—	298,153
Permits and other	338,601	(49,195)	—	289,406
	1,346,048	(439,642)	—	906,406
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	—	—	158,591
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	260,729	—	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,606,777	$(439,642)	$(38,507)	$1,128,628

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2019	$125,699
For the year ending December 31, 2020	$113,177
For the year ending December 31, 2021	$98,310
For the year ending December 31, 2022	$84,543
For the year ending December 31, 2023	$71,283

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

Lease cost for operating leases for the three and nine months ended September 30, 2019 was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$9,696	$28,886

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

Nine Months Ended
September 30, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$28,374
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$7,363

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	Nine Months Ended
	September 30, 2019
Weighted average remaining lease term	8.9	years
Weighted average discount rate	3.99%

As of September 30, 2019, future minimum lease payments, as calculated under the new lease guidance and reconciled to the operating lease liability, are as follows:

Last 3 months of 2019	$9,662
2020	36,429
2021	33,160
2022	31,906
2023	28,701
Thereafter	96,292
Minimum lease payments	236,150
Less: imputed interest	(39,641)
Present value of minimum lease payments	196,509
Less: current portion of operating lease liabilities	(30,162)
Long-term portion of operating lease liabilities	$166,347

As of December 31, 2018, minimum lease payments under non-cancelable operating leases by period were expected to be as follows:

2019	$37,902
2020	35,204
2021	32,259
2022	30,974
2023	27,882
Thereafter	94,205
$258,426

A summary of rent expense for both short-term agreements and non-cancelable operating lease agreements for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
Rent expense	$42,646	$43,383

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

10.LONG-TERM DEBT

The following table presents the Company’s long-term debt as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Revolver under Credit Agreement, bearing interest ranging from 3.05% to 3.14% (a)	$427,806	$481,610
Term loan under Credit Agreement, bearing interest at 3.14% (a)	700,000	1,237,500
5.25% Senior Notes due 2019 (b)	175,000	175,000
4.64% Senior Notes due 2021	100,000	100,000
2.39% Senior Notes due 2021	150,000	150,000
3.09% Senior Notes due 2022	125,000	125,000
2.75% Senior Notes due 2023	200,000	200,000
3.24% Senior Notes due 2024	150,000	150,000
3.41% Senior Notes due 2025	375,000	375,000
3.03% Senior Notes due 2026	400,000	400,000
3.49% Senior Notes due 2027	250,000	250,000
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	—
Tax-exempt bonds	—	15,930
Notes payable to sellers and other third parties, bearing interest ranging from 2.75% to 10.90%, principal and interest payments due periodically with due dates ranging from 2019 to 2036 (a)	9,705	14,653
	4,062,511	4,174,693
Less – current portion	(502)	(1,786)
Less – debt issuance costs	(22,604)	(19,442)
	$4,039,405	$4,153,465

____________________

(a)	Interest rates represent the interest rates incurred at September 30, 2019.
(b)	The Company has recorded the 2019 Senior Notes in long-term in the table above as the Company has the intent and ability to redeem the 2019 Senior Notes on November 1, 2019 using borrowings under the Credit Agreement.

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

The Company may redeem some or all of the 2029 Senior Notes at its option prior to February 1, 2029 (three months before the maturity date) at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the 2029 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2029 Senior Notes redeemed, plus accrued and unpaid interest to, but excluding, the

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

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

The covenants in the Indenture include limitations on liens, sale-leaseback transactions and mergers and sales of all or substantially all of the Company’s assets. The Indenture also includes customary events of default with respect to the 2029 Senior Notes. As of September 30, 2019, the Company was in compliance with all applicable covenants in the Indenture.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Credit Agreement

Details of the Credit Agreement are as follows:

	September 30,	December 31,
	2019	2018
Revolver under Credit Agreement
Available	$1,012,786	$955,779
Letters of credit outstanding	$121,908	$125,111
Total amount drawn, as follows:	$427,806	$481,610
Amount drawn - U.S. LIBOR rate loan	$382,500	$357,000
Interest rate applicable - U.S. LIBOR rate loan	3.14%	3.62%
Amount drawn – Canadian bankers’ acceptance	$45,306	$124,610
Interest rate applicable – Canadian bankers’ acceptance	3.05%	3.40%
Commitment – rate applicable	0.12%	0.12%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$700,000	$1,237,500
Interest rate applicable – U.S. based LIBOR loan	3.14%	3.62%

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

Under the current orientation, the Company’s Eastern segment services customers located in northern Illinois, Kentucky, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; the Company’s Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; the Company’s Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Central segment services customers located in Arizona, Colorado, southern Illinois, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and the Company’s Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan. The E&P segment services

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

The Company’s Chief Operating Decision Maker evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA. The Company defines segment EBITDA as earnings before interest, taxes, depreciation, amortization, impairments and other operating items, and other income (expense). Segment EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. The Company’s management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments. A reconciliation of segment EBITDA to Income before income tax provision is included at the end of this Note 11.

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2019 and 2018, is shown in the following tables:

Three Months Ended		Intercompany	Reported	Segment
September 30, 2019	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$399,936	$(69,049)	$330,887	$88,101
Southern	347,630	(42,442)	305,188	77,406
Western	324,859	(35,651)	289,208	90,059
Central	262,737	(32,663)	230,074	81,746
Canada	217,879	(27,059)	190,820	66,794
E&P	69,503	(3,236)	66,267	35,803
Corporate(a)	—	—	—	(446)
	$1,622,544	$(210,100)	$1,412,444	$439,463

Three Months Ended		Intercompany	Reported	Segment
September 30, 2018	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$349,212	$(64,347)	$284,865	$82,733
Southern	321,306	(38,266)	283,040	70,159
Western	303,614	(32,596)	271,018	86,174
Central	218,124	(28,221)	189,903	71,276
Canada	211,682	(24,628)	187,054	68,819
E&P	67,348	(2,118)	65,230	35,099
Corporate(a)	—	—	—	(8,286)
	$1,471,286	$(190,176)	$1,281,110	$405,974

Nine Months Ended		Intercompany	Reported	Segment
September 30, 2019	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$1,137,258	$(189,924)	$947,334	$250,106
Southern	1,011,572	(121,040)	890,532	226,294
Western	922,737	(101,552)	821,185	253,504
Central	715,997	(89,685)	626,312	219,280
Canada	624,470	(76,776)	547,694	193,702
E&P	202,553	(8,891)	193,662	100,845
Corporate(a)	—	—	—	(11,751)
	$4,614,587	$(587,868)	$4,026,719	$1,231,980

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Nine Months Ended		Intercompany	Reported	Segment
September 30, 2018	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$953,165	$(164,253)	$788,912	$222,772
Southern	951,313	(111,824)	839,489	207,853
Western	874,464	(94,584)	779,880	240,006
Central	604,823	(77,337)	527,486	195,018
Canada	615,157	(71,290)	543,867	195,390
E&P	186,734	(5,159)	181,575	95,009
Corporate(a)	—	—	—	(14,368)
	$4,185,656	$(524,447)	$3,661,209	$1,141,680

____________________

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the six operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

Total assets for each of the Company’s reportable segments at September 30, 2019 and December 31, 2018, were as follows:

	September 30,	December 31,
	2019	2018
Eastern	$2,737,208	$2,673,316
Southern	2,994,260	2,892,994
Western	1,697,050	1,596,129
Central	1,884,207	1,506,326
Canada	2,454,152	2,412,971
E&P	962,761	969,808
Corporate	540,597	575,785
Total Assets	$13,270,235	$12,627,329

The following tables show changes in goodwill during the nine months ended September 30, 2019 and 2018, by reportable segment:

	Eastern	Southern	Western	Central	Canada	E&P	Total
Balance as of December 31, 2018	$1,143,355	$1,517,610	$398,174	$523,566	$1,448,980	$—	$5,031,685
Goodwill transferred	(16,869)	—	—	16,869	—	—	—
Goodwill acquired	22,146	10,329	1,334	189,194	25	—	223,028
Goodwill divested	—	(845)	—	—	—	—	(845)
Impact of changes in foreign currency	—	—	—	—	43,688	—	43,688
Balance as of September 30, 2019	$1,148,632	$1,527,094	$399,508	$729,629	$1,492,693	$—	$5,297,556

	Eastern	Southern	Western	Central	Canada	E&P	Total
Balance as of December 31, 2017	$804,133	$1,436,320	$397,508	$468,275	$1,575,538	$—	$4,681,774
Goodwill transferred	(16,869)	—	—	16,869	—	—	—
Goodwill acquired	122,136	4,800	666	42,197	151	—	169,950
Goodwill adjustment for assets held for sale	—	10,194	—	—	—	—	10,194
Impact of changes in foreign currency	—	—	—	—	(48,622)	—	(48,622)
Balance as of September 30, 2018	$909,400	$1,451,314	$398,174	$527,341	$1,527,067	$—	$4,813,296

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Eastern segment EBITDA	$88,101	$82,733	$250,106	$222,772
Southern segment EBITDA	77,406	70,159	226,294	207,853
Western segment EBITDA	90,059	86,174	253,504	240,006
Central segment EBITDA	81,746	71,276	219,280	195,018
Canada segment EBITDA	66,794	68,819	193,702	195,390
E&P segment EBITDA	35,803	35,099	100,845	95,009
Subtotal reportable segments	439,909	414,260	1,243,731	1,156,048
Unallocated corporate overhead	(446)	(8,286)	(11,751)	(14,368)
Depreciation	(157,994)	(148,232)	(461,616)	(423,866)
Amortization of intangibles	(31,934)	(26,871)	(93,821)	(79,444)
Impairments and other operating items	(12,935)	1,998	(32,949)	(6,106)
Interest expense	(36,780)	(32,078)	(111,313)	(96,874)
Interest income	2,056	1,467	7,186	3,677
Other income (expense), net	(19)	600	4,562	2,053
Income before income tax provision	$201,857	$202,858	$544,029	$541,120

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at September 30, 2019 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At September 30, 2019, the Company’s derivative instruments included 16 interest rate swap agreements as follows:

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

____________________

* Plus applicable margin.

Another of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the price of diesel fuel. The Company’s strategy to achieve that objective involves periodically entering into fuel hedges that are specifically designated to certain forecasted diesel fuel purchases and accounted for as cash flow hedges.  The Company had one fuel hedge agreement in place at September 30, 2018, which expired at December 31, 2018.  At September 30, 2019, the Company had no fuel hedge agreements in place.

The fair values of derivative instruments designated as cash flow hedges as of September 30, 2019, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$2,954	Accrued liabilities(a)	$(2,148)
	Other assets, net	842	Other long-term liabilities	(53,288)
Total derivatives designated as cash flow hedges		$3,796		$(55,436)

____________________

(a)Represents the estimated amount of the existing unrealized gains and losses, respectively, on interest rate swaps as of September 30, 2019 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three and nine months ended September 30, 2019 and 2018:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b), (c)
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2019	2018		2019	2018
Interest rate swaps	$(11,379)	$634	Interest expense	$(1,451)	$3,145
Fuel hedges	—	222	Cost of operations	—	(1,359)
Total	$(11,379)	$856		$(1,451)	$1,786

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b), (c)
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018		2019	2018
Interest rate swaps	$(41,761)	$11,634	Interest expense	$(5,085)	$1,769
Fuel hedges	—	2,226	Cost of operations	—	(3,490)
Total	$(41,761)	$13,860		$(5,085)	$(1,721)

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

13.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and fuel hedges. As of September 30, 2019 and December 31, 2018, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of September 30, 2019 and December 31, 2018, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

where the carrying values do not approximate their fair values as of September 30, 2019 and December 31, 2018, are as follows:

	Carrying Value at		Fair Value* at
	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018
5.25% Senior Notes due 2019	$175,000	$175,000	$175,361	$177,870
4.64% Senior Notes due 2021	$100,000	$100,000	$102,783	$101,292
2.39% Senior Notes due 2021	$150,000	$150,000	$149,210	$144,305
3.09% Senior Notes due 2022	$125,000	$125,000	$126,640	$120,682
2.75% Senior Notes due 2023	$200,000	$200,000	$200,664	$188,363
3.24% Senior Notes due 2024	$150,000	$150,000	$153,789	$142,877
3.41% Senior Notes due 2025	$375,000	$375,000	$389,912	$355,541
3.03% Senior Notes due 2026	$400,000	$400,000	$407,943	$367,143
3.49% Senior Notes due 2027	$250,000	$250,000	$261,260	$234,243
4.25% Senior Notes due 2028	$500,000	$500,000	$567,850	$506,100
3.50% Senior Notes due 2029	$500,000	$—	$537,550	$—

____________________

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedges, restricted cash and investments and contingent consideration, refer to Note 15.

14.NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$159,109	$150,843	$433,579	$414,393
Denominator:
Basic shares outstanding	263,853,681	263,628,838	263,768,258	263,657,274
Dilutive effect of equity-based awards	733,775	765,919	705,087	719,046
Diluted shares outstanding	264,587,456	264,394,757	264,473,345	264,376,320

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At September 30, 2018, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges. At September 30, 2019 and December 31, 2018, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedges. The assumptions used in preparing the DCF model include:  (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contracts. The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash and investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash and investments measured at fair value are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, were as follows:

	Fair Value Measurement at September 30, 2019 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(51,640)	$—	$(51,640)	$—
Restricted cash and investments	$142,291	$—	$142,291	$—
Contingent consideration	$(56,954)	$—	$—	$(56,954)

	Fair Value Measurement at December 31, 2018 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$12,098	$—	$12,098	$—
Restricted cash and investments	$131,422	$—	$131,422	$—
Contingent consideration	$(54,615)	$—	$—	$(54,615)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the changes in the fair value for Level 3 derivatives for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$—	$3,880
Realized gains included in earnings	—	(2,837)
Unrealized gains included in AOCIL	—	2,661
Ending balance	$—	$3,704

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$54,615	$47,285
Contingent consideration recorded at acquisition date	1,003	11,669
Payment of contingent consideration recorded at acquisition date	(1,621)	(5,459)
Payment of contingent consideration recorded in earnings	—	(11)
Adjustments to contingent consideration	1,466	349
Interest accretion expense	1,383	1,308
Foreign currency translation adjustment	108	(117)
Ending balance	$56,954	$55,024

16.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30, 2019
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(1,974)	$523	$(1,451)
Changes in fair value of interest rate swaps	(15,482)	4,103	(11,379)
Foreign currency translation adjustment	(24,911)	—	(24,911)
	$(42,367)	$4,626	$(37,741)

	Three Months Ended September 30, 2018
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$4,279	$(1,134)	$3,145
Fuel hedge amounts reclassified into cost of operations	(1,810)	451	(1,359)
Changes in fair value of interest rate swaps	863	(229)	634
Changes in fair value of fuel hedges	295	(73)	222
Foreign currency translation adjustment	35,455	—	35,455
	$39,082	$(985)	$38,097

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Nine Months Ended September 30, 2019
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(6,918)	$1,833	$(5,085)
Changes in fair value of interest rate swaps	(56,818)	15,057	(41,761)
Foreign currency translation adjustment	60,404	—	60,404
	$(3,332)	$16,890	$13,558

	Nine Months Ended September 30, 2018
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$2,407	$(638)	$1,769
Fuel hedge amounts reclassified into cost of operations	(4,647)	1,157	(3,490)
Changes in fair value of interest rate swaps	15,828	(4,194)	11,634
Changes in fair value of fuel hedges	2,956	(730)	2,226
Foreign currency translation adjustment	(67,349)	—	(67,349)
	$(50,805)	$(4,405)	$(55,210)

A rollforward of the amounts included in AOCIL, net of taxes, for the nine months ended September 30, 2019 and 2018, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2018	$8,892	$(83,678)	$(74,786)
Amounts reclassified into earnings	(5,085)	—	(5,085)
Changes in fair value	(41,761)	—	(41,761)
Foreign currency translation adjustment	—	60,404	60,404
Balance at September 30, 2019	$(37,954)	$(23,274)	$(61,228)

			Foreign	Accumulated
			Currency	Other
		Interest	Translation	Comprehensive
	Fuel Hedges	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2017	$2,907	$13,951	$91,555	$108,413
Amounts reclassified into earnings	(3,490)	1,769	—	(1,721)
Changes in fair value	2,226	11,634	—	13,860
Foreign currency translation adjustment	—	—	(67,349)	(67,349)
Balance at September 30, 2018	$1,643	$27,354	$24,206	$53,203

See Note 12 for further discussion on the Company’s derivative instruments.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

17.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the nine-month period ended September 30, 2019, is presented below:

Unvested Shares
Outstanding at December 31, 2018	987,563
Granted	341,459
Forfeited	(46,503)
Vested and issued	(413,877)
Outstanding at September 30, 2019	868,642

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the nine-month period ended September 30, 2019 was $81.15.

Recipients of RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At September 30, 2019 and 2018, the Company had 247,999 and 264,374 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the nine-month period ended September 30, 2019, is presented below:

Unvested Shares
Outstanding at December 31, 2018	532,086
Granted	152,656
Vested and issued	(180,258)
Outstanding at September 30, 2019	504,484

During the nine months ended September 30, 2019, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2021. During the same period, the Company’s Compensation Committee also granted PSUs with a one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the nine-month period ended September 30, 2019 was $80.85.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the nine-month period ended September 30, 2019, is presented below:

Vested Shares
Outstanding at December 31, 2018	17,176
Granted	3,804
Cash settled	(2,010)
Outstanding at September 30, 2019	18,970

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the nine-month period ended September 30, 2019 was $83.80.

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste RSUs during the nine-month period ended September 30, 2019, is presented below:

Outstanding at December 31, 2018	122,259
Cash settled	(46,023)
Forfeited	(2,352)
Outstanding at September 30, 2019	73,884

A summary of vesting activity related to Progressive Waste RSUs during the nine-month period ended September 30, 2019, is presented below:

Vested at December 31, 2018	120,153
Vested over remaining service period	2,106
Cash settled	(46,023)
Forfeited	(2,352)
Vested at September 30, 2019	73,884

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  During the nine months ended September 30, 2019, 964 Progressive Waste RSUs were forfeited and have been redistributed to the other remaining active participants.  All remaining RSUs were vested as of March 31, 2019.

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

achieving target results. A summary of activity related to Progressive Waste PSUs during the nine-month period ended September 30, 2019, is presented below:

Outstanding at December 31, 2018	22,791
Cash settled, net of notional dividend	(22,791)
Outstanding at September 30, 2019	—

No PSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  All outstanding PSUs were vested as of December 31, 2018.

Share Based Options

Share based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share based options during the nine-month period ended September 30, 2019, is presented below:

Outstanding at December 31, 2018	165,156
Cash settled	(31,097)
Outstanding at September 30, 2019	134,059

No share based options under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016. All outstanding share based options were vested as of December 31, 2017.

Normal Course Issuer Bid

On July 25, 2019, the Board of Directors of the Company approved, subject to receipt of regulatory approvals, the annual renewal of the Company’s normal course issuer bid (the “NCIB”) to purchase up to 13,184,474 of the Company’s common shares during the period of August 8, 2019 to August 7, 2020 or until such earlier time as the NCIB is completed or terminated at the option of the Company. The renewal followed the conclusion of the Company’s NCIB that expired August 7, 2019. The Company received Toronto Stock Exchange (the “TSX”) approval for its annual renewal of the NCIB on August 2, 2019.  Under the NCIB, the Company may make share repurchases only in the open market, including on the New York Stock Exchange (the “NYSE”), the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems is limited to a maximum of 79,933 common shares, which represents 25% of the average daily trading volume on the TSX of 319,734 common shares for the period from February 1, 2019 to July 31, 2019. The TSX rules also allow the Company to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE will be 25% of the average daily trading volume for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

During the nine months ended September 30, 2019, the Company did not repurchase any common shares pursuant to its NCIB in effect during such period.  For the nine months ended September 30, 2018, the Company repurchased 594,474 common shares pursuant to its NCIB in effect during such period at an aggregate cost of $42,040. As of September 30, 2019, the remaining maximum number of shares available for repurchase under the current NCIB was 13,184,474.

Cash Dividend

In October 2018, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.02, from $0.14 to $0.16 per Company common share. Cash dividends of $126,348 and $110,447 were paid during the nine months ended September 30, 2019 and 2018, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of September 30, 2019, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

On August 16, 2016, the EPA sent individual letters to each of the PRPs for the LDW Site, including NWCS, stating that it expects to initiate negotiations with all PRPs in early 2018 relating to a Remedial Design/Remedial Action (“RD/RA”) Consent Decree.  An RD/RA Consent Decree provides for the cleanup of the entire site and is often referred to as a “global settlement.”  In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a confidential and non-binding allocation of certain past response costs allegedly incurred at the LDW Site as well as the anticipated future response costs associated with the clean-up.  The pre-remedial design work under the AOC 3 is now not expected to conclude until the end of 2019, and in March 2017, the PRPs provided the EPA with notice that the allocation was not scheduled to conclude until mid-2019.  Later extensions pushed the allocation conclusion date to early 2020 and the EPA was informed of that schedule.  The allocation participants voted in June 2019 to extend the final allocation report deadline to July 2020.  The EPA has been informed of that change.  In June 2017, attorneys for the EPA informed attorneys for several PRPs that the EPA expected to begin RD/RA negotiations in the late summer or early fall of 2018.  Those negotiations have not been scheduled and there is no recent indication from the EPA regarding when they will begin. NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs, its specific allocation, or the likelihood of the parties then negotiating a global settlement with the EPA.  Thus, NWCS cannot reasonably determine the likelihood of any outcome in this matter, including its potential liability.

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

At a trial setting conference on May 28, 2019, the equitable estoppel issues in this case were discussed and the Superior Court continued the June 18, 2019 trial date to April 23, 2020.  The Superior Court also set an evidentiary hearing on the equitable estoppel issues for November 12, 2019.  Discovery occurred on these issues in July through September 2019.  CCL will continue to vigorously prosecute the lawsuit.  However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

B.	CEQA Lawsuit Against Los Angeles County Challenging Environmental Review for Landfill Expansion

A separate lawsuit involving CCL and the Landfill was filed on August 24, 2017 by community activists alleging that the environmental review underlying the CUP was inadequate under state law.  The Val Verde Civic Association, Citizens for Chiquita Canyon Landfill Compliance, and the Santa Clarita Organization for Planning the Environment filed a petition for writ of mandate in the Superior Court of California, County of Los Angeles against the County, naming CCL as the real party in interest.  The lawsuit seeks to overturn the County’s approval of the CUP for the expansion of the Landfill and the certification of the final Environmental Impact Report, arguing that the report violates the California Environmental Quality Act.  Pursuant to Condition No. 6 of the CUP, which requires CCL to defend, indemnify, and hold harmless the County, its agents, officers, and employees from any claim or proceeding against the County brought by any third party to attack, set aside, void, or annul the CUP approval, CCL has agreed to reimburse the County for its legal costs associated with defense of the lawsuit.  As the real party in interest, CCL has a right to notice and an opportunity to be heard in opposition to the petition for writ of mandate.  The petitioners filed their Opening Brief with the court on September 27, 2018.  CCL filed its Opposition Brief with the court on November 28, 2018 and the petitioners filed their Reply Brief on December 20, 2018.  A trial date had been scheduled for February 8, 2019, but on February 6, 2019, the court reassigned the case to a different judge and vacated the trial date.  A new trial date was scheduled for August 23, 2019. Just prior to the August 23, 2019 trial, the court issued a tentative ruling that upheld most of the environmental analysis, with one exception relating to mitigation for odor impacts, and also asking the parties for further information relating to air quality monitoring. At the conclusion of oral argument on August 23, 2019, the court asked the parties to return on September 13, 2019 for further oral argument on the odor mitigation issue.  The court did not issue a tentative ruling at the September 13, 2019 hearing, additional oral argument was had, and the court took the matter under submission. The court issued a final ruling on October 10, 2019 denying the writ petition in full and directing the County to prepare a proposed judgment, serve it on the opposing parties for approval as to form, and lodge it with the court. Once the court issues a notice of entry of judgment, the petitioners may file an appeal from the judgment within 60 days or the judgment will be final.

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

On May 7, 2018, the Town of Halfmoon, New York, and five of its residents, commenced an Article 78 special proceeding in the Supreme Court of the State of New York, Saratoga County, against DEC, the Town, CRL, and the Company (the “Halfmoon Proceeding”).  On that same date, the Town of Waterford, New York, and eleven of its residents, also commenced an Article 78 special proceeding in the Supreme Court of the State of New York, Saratoga County, against the same respondents (the “Waterford Proceeding”).  On June 4, 2018, the Town and CRL filed Verified Answers, including motions to dismiss the petitions, and the Company separately moved to dismiss the petitions.  The Waterford Petitioners stipulated to removing the Company as a respondent when they filed an Amended Verified Petition on June 15, 2018.  The Halfmoon Petitioners served an Amended Verified Petition on July 5, 2018, retaining all originally named parties, including the Company.

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

On June 25, 2019, the Waterford Petitioners filed their appellate brief and the joint record on appeal.  The Halfmoon Petitioners filed their appellate brief on August 21, 2019.  All respondents’ opposition briefs are currently due by November 20, 2019, and the Waterford and Halfmoon Petitioners’ reply briefs will be due ten days from service of same.

19.SUBSEQUENT EVENTS

On October 28, 2019, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.025, from $0.16 to $0.185 per Company common share, and then declared a regular quarterly cash dividend of $0.185 per Company common share. The dividend will be paid on November 26, 2019, to shareholders of record on the close of business on November 12, 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature, including statements related to our ability and intent to draw on our Credit Agreement or raise additional capital, the responsibilities of our subsidiaries with regard to possible cleanup obligations imposed by the EPA or other regulatory authorities, the impact of global, regional and local economic conditions, including the price of crude oil, on our volume, business and results of operations, the effects of seasonality on our business and results of operations, our ability to address any impacts of inflation on our business, demand for recyclable commodities (including landfill gas reclamation) and recyclable commodity pricing, our expectations with respect to capital expenditures, our expectations with respect to our ability to obtain expansions of permitted landfill capacity and to provide collection services under exclusive arrangements, our expectations with respect to our normal course issuer bid (our share repurchase program) and future dividend payments, our expectations with respect to the outcomes of our legal proceedings, our expectations with respect to the potential financial impairment of our reporting units caused by dispositions of certain operating units, our expectations about new accounting standards, our expectations about potential non-performance by counterparties to our hedge agreements and our expectations with respect to the anticipated benefits of any acquisitions. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

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

As of September 30, 2019, we served residential, commercial, industrial and E&P customers in 42 states in the U.S. and six provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Wisconsin and Wyoming, and the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Revenues	$1,412,444	100.0%	$1,281,110	100.0%	$4,026,719	100.0%	$3,661,209	100.0%
Cost of operations	835,098	59.1	736,122	57.5	2,384,607	59.2	2,120,947	57.9
Selling, general and administrative	137,883	9.8	139,014	10.8	410,132	10.2	398,582	10.9
Depreciation	157,994	11.2	148,232	11.6	461,616	11.5	423,866	11.6
Amortization of intangibles	31,934	2.2	26,871	2.1	93,821	2.3	79,444	2.2
Impairments and other operating items	12,935	0.9	(1,998)	(0.2)	32,949	0.8	6,106	0.1
Operating income	236,600	16.8	232,869	18.2	643,594	16.0	632,264	17.3

Interest expense	(36,780)	(2.6)	(32,078)	(2.5)	(111,313)	(2.8)	(96,874)	(2.7)
Interest income	2,056	0.1	1,467	0.1	7,186	0.2	3,677	0.1
Other income (expense), net	(19)	(0.0)	600	0.0	4,562	0.1	2,053	0.1
Income tax provision	(42,783)	(3.0)	(52,092)	(4.0)	(110,539)	(2.7)	(126,509)	(3.5)
Net income	159,074	11.3	150,766	11.8	433,490	10.8	414,611	11.3
Net loss (income) attributable to noncontrolling interests	35	0.0	77	0.0	89	0.0	(218)	(0.0)
Net income attributable to Waste Connections	$159,109	11.3%	$150,843	11.8%	$433,579	10.8%	$414,393	11.3%

Revenues.  Total revenues increased $131.3 million, or 10.3%, to $1.412 billion for the three months ended September 30, 2019, from $1.281 billion for the three months ended September 30, 2018.  Total revenues increased $365.5 million, or 10.0%, to $4.027 billion for the nine months ended September 30, 2019, from $3.661 billion for the nine months ended September 30, 2018.

During the three months ended September 30, 2019, incremental revenue from acquisitions closed during, or subsequent to, the three months ended September 30, 2018, increased revenues by approximately $82.8 million.  During the nine months ended September 30, 2019, incremental revenue from acquisitions closed during, or subsequent to, the nine months ended September 30, 2018, increased revenues by approximately $242.2 million.

Operations that were divested subsequent to September 30, 2018 decreased revenues by approximately $5.8 million and $18.8 million, respectively, for the three and nine months ended September 30, 2019.

During the three months ended September 30, 2019, the net increase in prices charged to our customers at our existing operations was $61.1 million, consisting of $60.1 million of core price increases and $1.0 million from surcharges. During the nine months ended September 30, 2019, the net increase in prices charged to our customers at our existing operations was $174.5 million, consisting of $168.4 million of core price increases and $6.1 million from surcharges.

During the three months ended September 30, 2019, volume increases in our existing business increased solid waste revenues by $10.3 million due primarily to increased collection and landfill volumes in our Western segment and increased roll off and landfill special waste in our Central segment exceeding declines in transfer station volumes in our Eastern segment’s New York City market due to reduced inbound waste from the New York Department of Sanitation and reduced landfill municipal solid waste in our Eastern and Southern segments. During the nine months ended September 30, 2019, volume increases in our existing business increased solid waste revenues by $7.0 million due primarily to increased collection and landfill volumes in our Western segment, increased landfill volumes in our Eastern segment and increased roll off collection and landfill special waste in our Central segment exceeding declines in transfer station volumes in our Eastern segment’s New York City market, reduced landfill municipal solid waste in our Eastern, Central and Southern segments and reduced residential collection in our Southern and Canada segments.

E&P revenues at facilities owned and fully-operated during the three and nine months ended September 30, 2019 and 2018 increased by $1.4 million and $12.5 million, respectively, due to increased drilling activity and E&P disposal volumes at the majority of basins we operate.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $1.9 million and $16.6 million, respectively, for the three and nine months ended September 30, 2019.  The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7573 and 0.7651 in the three months ended September 30, 2019 and 2018, respectively.  The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7524 and 0.7761 in the nine months ended September 30, 2019 and 2018, respectively.

Revenues from sales of recyclable commodities at facilities owned during the three and nine months ended September 30, 2019 and 2018 decreased $9.5 million and $21.9 million, respectively, due primarily to decreased prices for old corrugated cardboard and other fiber products resulting from a reduction in overseas demand.

Other revenues decreased by $7.1 million during the three months ended September 30, 2019, due primarily to reduced demand causing a reduction in the prices for renewal energy credits associated with the generation of landfill gas primarily at our Canada segment.  Other revenues decreased by $13.4 million during the nine months ended September 30, 2019, due primarily to a decrease in intermodal revenues resulting from customer losses causing a reduction in cargo volume and reduced demand causing a reduction in the prices for renewal energy credits associated with the generation of landfill gas primarily at our Canada segment.

Cost of Operations.  Total cost of operations increased $99.0 million, or 13.4%, to $835.1 million for the three months ended September 30, 2019, from $736.1 million for the three months ended September 30, 2018. The increase was primarily the result of $57.6 million of operating costs from acquisitions closed during, or subsequent to, the three months ended September 30, 2018 and an increase in operating costs at our existing operations of $47.5 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $5.1 million at operations divested during, or subsequent to, the three months ended September 30, 2018 and a decrease of $1.0 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

The increase in operating costs at our existing operations of $47.5 million for the three months ended September 30, 2019, assuming foreign currency parity, was comprised of an increase in labor expenses of $16.2 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $8.6 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase in third-party trucking and transportation expenses of $4.5 million due primarily to outsourcing transportation services to third party operators at certain locations and increased rates charged by third parties to provide trucking and transportation services, an increase of $4.5 million resulting from higher costs per ton charged by third party processors of recyclable commodities, a $2.9 million increase in expenses for auto and workers’ compensation claims due primarily to higher adjustments recorded in the prior year period to decrease projected losses on outstanding claims, an increase in 401(k) matching expenses of $2.6 million due to our increasing the maximum matching contribution rate to our employees and higher credits recorded in the prior year period resulting from employee forfeitures, an increase in third party disposal expenses of $2.3 million due primarily to disposal rate increases exceeding the benefits of improved internalization of waste collected in our Southern and Eastern segments, an increase in taxes on revenues of $2.1 million due primarily to increased revenues in our solid waste markets, an increase in leachate disposal expenses of $1.5 million due to increased precipitation from harsh weather generating higher leachate volumes primarily in our Eastern and Southern segments as well as higher costs per gallon for leachate treatment, an increase in subcontracted operating expenses of $1.5 million due primarily to subcontracting certain operating activities at our E&P segment and an increase in equipment and facility rental expenses of $1.1 million due primarily to increased truck rental expenses in our Southern segment and the adoption on

January 1, 2019 of new accounting standards associated with leases, partially offset by $0.3 million of other net expense decreases.

Total cost of operations increased $263.7 million, or 12.4%, to $2.385 billion for the nine months ended September 30, 2019, from $2.121 billion for the nine months ended September 30, 2018. The increase was primarily the result of $159.9 million of operating costs from acquisitions closed during, or subsequent to, the nine months ended September 30, 2018 and an increase in operating costs at our existing operations of $129.0 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $16.1 million at operations divested during, or subsequent to, the nine months ended September 30, 2018 and a decrease of $9.1 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

The increase in operating costs at our existing operations of $129.0 million for the nine months ended September 30, 2019, assuming foreign currency parity, was comprised of an increase in labor expenses of $37.3 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $23.7 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase in third-party trucking and transportation expenses of $18.1 million due primarily to outsourcing transportation services to third party operators at certain locations and increased rates charged by third parties to provide trucking and transportation services, an increase of $9.8 million resulting from higher costs per ton charged by third party processors of recyclable commodities, an increase in 401(k) matching expenses of $6.3 million due to our increasing the maximum matching contribution rate to our employees and higher credits recorded in the prior year period resulting from employee forfeitures, an increase in leachate disposal expenses of $6.0 million due to increased precipitation from harsh weather generating higher leachate volumes primarily in our Eastern and Southern segments as well as higher costs per gallon for leachate treatment, an increase in taxes on revenues of $5.3 million due primarily to increased revenues in our solid waste markets, an increase in subcontracted operating expenses of $3.7 million due primarily to subcontracting certain operating activities at our E&P segment, an increase in diesel fuel expense of $3.5 million due primarily to the prior year period benefiting from purchasing a portion of our diesel fuel needs under a favorable fuel hedge agreement that expired in December 2018, an increase in compressed natural gas expense of $3.3 million due primarily to a non-recurring reduction in expense during the prior year period resulting from recording retroactive tax credits associated with purchases of compressed natural gas fuel, an increase in equipment and facility rental expenses of $2.8 million due primarily to increased truck rental expenses in our Southern segment and the adoption on January 1, 2019 of new accounting standards associated with leases, an increase in insurance premiums for our auto and workers’ compensation policies of $2.2 million due primarily to our growth from acquisitions and a non-recurring reduction in expense during the prior year period in our Canada segment resulting from an annual workers’ compensation premium audit, an increase in third party disposal expenses of $2.0 million due primarily to disposal rate increases exceeding the benefits of improved internalization of waste collected in our Southern and Eastern segments and $8.4 million of other net expense increases, partially offset by a $3.4 million decrease in intermodal expenses resulting from a decrease in intermodal cargo volume due to customer losses.

Cost of operations as a percentage of revenues increased 1.6 percentage points to 59.1% for the three months ended September 30, 2019, from 57.5% for the three months ended September 30, 2018. The increase as a percentage of revenues consisted of a 0.6 percentage point increase from the net impact of cost of operations expenses from acquisitions closed during, or subsequent to, the three months ended September 30, 2018, a 0.4 percentage point increase from higher labor expenses, a 0.3 percentage point increase from higher maintenance and repair expenses and a 0.3 percentage point increase from an increase in recyclable commodities processing expenses at third party locations.

Cost of operations as a percentage of revenues increased 1.3 percentage points to 59.2% for the nine months ended September 30, 2019, from 57.9% for the nine months ended September 30, 2018. The increase as a percentage of revenues consisted of a 0.5 percentage point increase from the net impact of cost of operations expenses from acquisitions closed during, or subsequent to, the nine months ended September 30, 2018, a 0.3 percentage point increase from higher maintenance and repair expenses, a 0.2 percentage point increase from higher third-party trucking and transportation expenses, a 0.2 percentage point increase from higher labor expenses, a 0.2 percentage point increase from higher 401(k) matching expenses and a 0.2 percentage point increase from an increase in recyclable commodities processing expenses, partially offset by a 0.3 percentage point decrease from improved internalization of collected waste volumes disposed at third party locations.

SG&A.  SG&A expenses decreased $1.1 million, or 0.8%, to $137.9 million for the three months ended September 30, 2019, from $139.0 million for the three months ended September 30, 2018.  The decrease was comprised of a decrease of $7.3 million in SG&A expenses at our existing operations, assuming foreign currency parity, a decrease of $0.4 million consisting of SG&A expenses from operations divested during, or subsequent to, the three months ended September 30, 2018 and a decrease of $0.2 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by $6.8 million of additional SG&A expenses from operating locations at acquisitions closed during, or subsequent to, the three months ended September 30, 2018.

The decrease in SG&A expenses at our existing operations, assuming foreign currency parity, of $7.3 million for the three months ended September 30, 2019 was comprised of a decrease of $5.0 million in equity-based compensation expenses associated with adjusting common shares of Waste Connections, Inc. held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options, a further decrease in equity-based compensation expenses of $2.5 million for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, a decrease of $3.0 million in professional fees expense resulting primarily from reduced legal expenses resulting from the settlement of certain legal matters subsequent to September 30, 2018 and a decrease of $1.8 million in expenses for uncollectible accounts receivable resulting primarily from adjustments to prior period reserve estimates at our E&P segment, partially offset by an increase in payroll expenses $1.8 million as a result of increased headcount and annual pay increases, an increase in 401(k) matching expenses of $1.0 million due to our increasing the maximum matching contribution rate to our employees, an increase in direct acquisition expenses of $0.7 million due to higher acquisition activity, an increase in management training expenses of $0.8 million due to an expansion of our management training curriculum and an increase in equity-based compensation expenses of $0.7 million associated with our annual recurring grant of restricted share units to our personnel.

SG&A expenses increased $11.5 million, or 2.9%, to $410.1 million for the nine months ended September 30, 2019, from $398.6 million for the nine months ended September 30, 2018.  The increase was comprised of $19.6 million of additional SG&A expenses from operating locations at acquisitions closed during, or subsequent to, the nine months ended September 30, 2018, partially offset by a decrease of $5.2 million in SG&A expenses at our existing operations, assuming foreign currency parity, a decrease of $1.7 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods and a decrease of $1.2 million consisting of SG&A expenses from operations divested during, or subsequent to, the nine months ended September 30, 2018.

The decrease in SG&A expenses at our existing operations of $5.2 million, assuming foreign currency parity, for the nine months ended September 30, 2019 was comprised of a decrease in professional fees expense of $11.4 million resulting primarily from reduced legal expenses resulting from the settlement of certain legal matters subsequent to September 30, 2018, a decrease of $5.0 million in equity-based compensation expenses associated with adjusting common shares of Waste Connections, Inc. held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options, a further decrease in equity-based compensation expenses of $1.4 million associated with equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, a decrease of $3.1 million in expenses for uncollectible accounts receivable resulting primarily from improved collection results in our solid waste segments and adjustments to prior period reserve estimates at our E&P segment and a decrease in integration-related expenses of $2.8 million incurred in the prior year period resulting from the acquisition of Progressive Waste, partially offset by an increase in equity-based compensation expenses of $6.7 million associated with our annual recurring grant of restricted share units to our personnel, an increase in direct acquisition expenses of $3.2 million due to higher acquisition activity, an increase in 401(k) matching expenses of $2.1 million due to our increasing the maximum matching contribution rate to our employees, an increase in deferred compensation expenses of $2.0 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked, an increase in accrued recurring cash incentive compensation expense to our management of $1.9 million, an increase in management training expenses of $1.4 million due to an expansion of our management training curriculum and $1.2 million of other net expense increases.

SG&A expenses as a percentage of revenues decreased 1.0 percentage points to 9.8% for the three months ended September 30, 2019, from 10.8% for the three months ended September 30, 2018. The decrease as a percentage of revenues consisted of a 0.4 percentage point decrease from lower equity-based compensation expenses associated with the exchange of shares held in our deferred compensation plan, a 0.3 percentage point decrease from lower legal expenses, a 0.2 percentage point decrease from lower equity-based compensation expenses for equity awards accounted for as liabilities and a 0.1 percentage point decrease from a reduction in expenses for uncollectible accounts receivable.

SG&A expenses as a percentage of revenues decreased 0.7 percentage points to 10.2% for the nine months ended September 30, 2019, from 10.9% for the nine months ended September 30, 2018. The decrease as a percentage of revenues consisted of a 0.4 percentage point decrease from lower legal expenses, a combined 0.2 percentage point decrease from lower equity-based compensation expenses associated with the exchange of shares held in our deferred compensation plan and equity awards accounted for as liabilities, a 0.1 percentage point decrease from lower expenses for uncollectible accounts receivable, a 0.1 percentage point decrease from integration-related expenses resulting from the acquisition of Progressive Waste and a 0.1 percentage point decrease from all other changes, partially offset by a 0.2 percentage point increase from increased equity-based compensation expenses associated with our annual recurring grant of restricted share units to our personnel.

Depreciation.  Depreciation expense increased $9.8 million, or 6.6%, to $158.0 million for the three months ended September 30, 2019, from $148.2 million for the three months ended September 30, 2018.  The increase was comprised of depreciation and depletion expense of $6.8 million from acquisitions closed during, or subsequent to, the three months ended September 30, 2018 and additional depletion expense of $4.7 million at our existing landfills due primarily to higher E&P and municipal solid waste volumes, partially offset by a decrease in depreciation expense at our existing operations of $1.4 million due primarily to the impact of certain equipment acquired from the acquisition of Progressive Waste becoming fully depreciated subsequent to September 30, 2018 exceeding the impact of additions to our fleet and equipment purchased to support our existing operations and a decrease of $0.3 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Depreciation expense increased $37.7 million, or 8.9%, to $461.6 million for the nine months ended September 30, 2019, from $423.9 million for the nine months ended September 30, 2018.  The increase was comprised of depreciation and depletion expense of $18.0 million from acquisitions closed during, or subsequent to, the nine months ended September 30, 2018, an increase in depletion expense of $13.8 million at our existing landfills due primarily to higher E&P and municipal solid waste volumes and additional depreciation expense of $8.1 million associated with additions to our fleet and equipment purchased to support our existing operations exceeding the impact of certain equipment acquired from the acquisition of Progressive Waste becoming fully depreciated subsequent to September 30, 2018, partially offset by a decrease of $2.2 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Depreciation expense as a percentage of revenues decreased 0.4 percentage points to 11.2% for the three months ended September 30, 2019, from 11.6% for the three months ended September 30, 2018. Depreciation expense as a percentage of revenues decreased 0.1 percentage points to 11.5% for the nine months ended September 30, 2019, from 11.6% for the nine months ended September 30, 2018. The decrease as a percentage of revenues for both periods was attributable to certain equipment acquired from the acquisition of Progressive Waste becoming fully depreciated subsequent to September 30, 2018.

Amortization of Intangibles.  Amortization of intangibles expense increased $5.0 million, or 18.8% to $31.9 million for the three months ended September 30, 2019, from $26.9 million for the three months ended September 30, 2018. The increase was the result of $7.9 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended September 30, 2018, partially offset by a decrease of $2.9 million from certain intangible assets becoming fully amortized subsequent to September 30, 2018.

Amortization of intangibles expense increased $14.4 million, or 18.1% to $93.8 million for the nine months ended September 30, 2019, from $79.4 million for the nine months ended September 30, 2018. The increase was the result of $23.0 million from intangible assets acquired in acquisitions closed during, or subsequent to, the nine months ended September 30, 2018, partially offset by a decrease of $7.9 million from certain intangible assets becoming fully amortized subsequent to September 30, 2018 and a decrease of $0.7 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Amortization expense as a percentage of revenues increased 0.1 percentage points to 2.2% for the three months ended September 30, 2019, from 2.1% for the three months ended September 30, 2018.  Amortization expense as a percentage of revenues increased 0.1 percentage points to 2.3% for the nine months ended September 30, 2019, from 2.2% for the nine months ended September 30, 2018.  The increases as a percentage of revenues were due primarily to the impact of amortization expense associated with acquisitions closed during, or subsequent to, the three and nine months ended September 30, 2018.

Impairments and Other Operating Items.  Impairments and other operating items increased $14.9 million, to net losses totaling $12.9 million for the three months ended September 30, 2019, from net gains totaling $2.0 million for the three months ended September 30, 2018.

The net losses of $12.9 million recorded during the three months ended September 30, 2019 consisted of $8.0 million resulting from the abandonment of a landfill development project at our E&P segment, $3.5 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations, $1.2 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date and $0.2 million of other net charges.

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

Impairments and other operating items increased $26.8 million, to net losses totaling $32.9 million for the nine months ended September 30, 2019, from net losses totaling $6.1 million for the nine months ended September 30, 2018.

The net losses of $32.9 million recorded during the nine months ended September 30, 2019 consisted of $14.3 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date, $8.0 million resulting from the abandonment of a landfill development project at our E&P segment, $7.7 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations, $1.7 million of expenses associated with the settlement of various litigation claims and a $1.5 million expense charge to increase the fair value of amounts payable under liability-classified contingent consideration arrangements from acquisitions closed in periods prior to 2018, partially offset by $0.3 million of other gains.

The net losses of $6.1 million recorded during the nine months ended September 30, 2018 consisted of $7.7 million of losses on trucks and equipment that were scrapped, disposed of through sales or disposed of as a result of being damaged in operations, $2.1 million of charges to write off the carrying cost of certain contracts that were not expected to be renewed prior to their original estimated termination date and $2.6 million of other net charges, partially offset by the reversal of $6.3 million of expenses recognized in prior periods to adjust the carrying cost of assets held for disposal to fair market value due to modifications to our divestiture plan and changes in the fair market value of the divested operations.

Operating Income.  Operating income increased $3.7 million, or 1.6%, to $236.6 million for the three months ended September 30, 2019, from $232.9 million for the three months ended September 30, 2018.  The increase was primarily attributable to operating income generated from acquisitions and price-led growth in our existing solid waste business, partially offset by an increase in impairments and other operating charges.

Operating income increased $11.3 million, or 1.8%, to $643.6 million for the nine months ended September 30, 2019, from $632.3 million for the nine months ended September 30, 2018.  The increase was primarily attributable to operating income generated from acquisitions, price-led growth in our existing solid waste business and gross margins recognized on E&P volume growth, partially offset by an increase in impairments and other operating charges.

Operating income as a percentage of revenues decreased 1.4 percentage points to 16.8% for the three months ended September 30, 2019, from 18.2% for the three months ended September 30, 2018.  The decrease as a percentage of revenues was comprised of a 1.6 percentage point increase in cost of operations, a 1.1 percentage point increase in impairments and other operating items and a 0.1 percentage point increase in amortization expense, partially offset by a 1.0 percentage point decrease in SG&A expense and a 0.4 percentage point decrease in depreciation expense.

Operating income as a percentage of revenues decreased 1.3 percentage points to 16.0% for the nine months ended September 30, 2019, from 17.3% for the nine months ended September 30, 2018.  The decrease as a percentage of revenues was comprised of a 1.3 percentage point increase in cost of operations, a 0.7 percentage point increase in impairments and other operating items and a 0.1 percentage point increase in amortization expense, partially offset by a 0.7 percentage point decrease in SG&A expense and a 0.1 percentage point decrease in depreciation expense.

Interest Expense.  Interest expense increased $4.7 million, or 14.7%, to $36.8 million for the three months ended September 30, 2019, from $32.1 million for the three months ended September 30, 2018. The increase was primarily attributable to an increase of $5.3 million from the November 2018 issuance of our 2028 Senior Notes, an increase of $4.4 million from the April 2019 issuance of our 2029 Senior Notes, an increase of $0.5 million due to higher interest rates on outstanding borrowings under our Credit Agreement and $0.1 million of other net increases, partially offset by a decrease of $5.6 million due to a decrease in the average borrowings outstanding under our Credit Agreement.

Interest expense increased $14.4 million, or 14.9%, to $111.3 million for the nine months ended September 30, 2019, from $96.9 million for the nine months ended September 30, 2018. The increase was primarily attributable to an increase of $15.9 million from the November 2018 issuance of our 2028 Senior Notes, an increase of $8.0 million from the April 2019 issuance of our 2029 Senior Notes and an increase of $2.3 million due to higher interest rates on outstanding borrowings under our Credit Agreement, partially offset by a decrease of $10.7 million due to a decrease in the average borrowings outstanding under our Credit Agreement, a decrease of $0.5 million from the redemption of our 2018 Senior Notes using proceeds from our Credit Agreement and $0.6 million of other net decreases.

Interest Income.  Interest income increased $0.6 million, to $2.1 million for the three months ended September 30, 2019, from $1.5 million for the three months ended September 30, 2018. Interest income increased $3.5 million, to $7.2 million for the nine months ended September 30, 2019, from $3.7 million for the nine months ended September 30, 2018.  The increases were primarily attributable to higher reinvestment rates in the current period and higher average cash balances.

Other Income.  Other income decreased $0.6 million, to $0 for the three months ended September 30, 2019, from $0.6 million for the three months ended September 30, 2018. The decrease was due primarily to a decrease in income earned on investments purchased to fund our employee deferred compensation obligations.

Other income increased $2.5 million, to $4.6 million for the nine months ended September 30, 2019, from $2.1 million for the nine months ended September 30, 2018. The increase was due primarily to a $2.2 million increase in income earned on investments purchased to fund our employee deferred compensation obligations and a $1.1 million increase in foreign currency transaction gains, partially offset by a $0.8 million decrease in other net income sources.

Income Tax Provision.  Income taxes decreased $9.3 million, or 17.9%, to $42.8 million for the three months ended September 30, 2019, from $52.1 million for the three months ended September 30, 2018.  Our effective tax rate for the three months ended September 30, 2019 was 21.2%. Our effective tax rate for the three months ended September 30, 2018 was 25.7%.  Income taxes decreased $16.0 million, or 12.6%, to $110.5 million for the nine months ended September 30, 2019, from $126.5 million for the nine months ended September 30, 2018.  Our effective tax rate for the nine months ended September 30, 2019 was 20.3%. Our effective tax rate for the nine months ended September 30, 2018 was 23.4%.

The income tax provision for the three and nine months ended September 30, 2019 included a $3.8 million expense primarily associated with a reduction in deferred income tax assets related to compensation of executive officers no longer deemed deductible for tax purposes.  Additionally, the income tax provision for the three and nine months ended September 30, 2019 included a benefit of $0.1 million and $5.4 million, respectively, from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

The income tax provision for the three and nine months ended September 30, 2018 included a $6.6 million expense primarily associated with refinements to the estimates, as provided by Staff Accounting Bulletin No. 118, of the impact of a portion of our U.S. earnings no longer deemed to be permanently reinvested in conjunction with the Tax Cuts and Jobs Act, or the Tax Act.  The income tax provision for the nine months ended September 30, 2018 included a $5.6 million expense associated with the restructuring of our internal refinancing in conjunction with the Tax Act, as well as a $3.1 million benefit related to a reduction in our deferred income tax liabilities resulting from state legislation enacted in the current year and changes in our geographical apportionment due to acquisition activity.  Additionally, the income tax provision for the three and nine months ended September 30, 2018 included a benefit of $0.1 million and $4.9 million, respectively, from share-based payment awards being recognized in the income statement when settled and a portion of our internal financing is taxed at effective rates substantially lower than the U.S. federal statutory rate.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented. The following table disaggregates our revenue by service line for the periods indicated (dollars in thousands of U.S. dollars).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Commercial	$408,415	$369,543	$1,186,565	$1,080,261
Residential	355,574	300,026	1,024,105	881,927
Industrial and construction roll off	226,801	202,130	629,597	573,877
Total collection	990,790	871,699	2,840,267	2,536,065
Landfill	310,633	285,945	852,073	790,056
Transfer	209,585	187,961	575,337	495,317
Recycling	14,142	23,371	50,676	69,559
E&P	70,874	68,049	205,743	189,071
Intermodal and other	26,520	34,261	90,491	105,588
Intercompany	(210,100)	(190,176)	(587,868)	(524,447)
Total	$1,412,444	$1,281,110	$4,026,719	$3,661,209

Our Chief Operating Decision Maker evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA. We define segment EBITDA as earnings before interest, taxes, depreciation, amortization, impairments and other operating items and other income (expense). Segment EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. Our management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.

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

At September 30, 2019, under the current orientation, our Eastern segment services customers located in northern Illinois, Kentucky, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; our Southern segment services customers located in

Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central segment services customers located in Arizona, Colorado, southern Illinois, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and our Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan. The E&P segment services E&P customers located in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands of U.S. dollars and as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Eastern	$330,887	23.4%	$284,865	22.2%	$947,334	23.5%	$788,912	21.5%
Southern	305,188	21.6	283,040	22.1	890,532	22.1	839,489	22.9
Western	289,208	20.5	271,018	21.2	821,185	20.4	779,880	21.3
Central	230,074	16.3	189,903	14.8	626,312	15.6	527,486	14.4
Canada	190,820	13.5	187,054	14.6	547,694	13.6	543,867	14.9
E&P	66,267	4.7	65,230	5.1	193,662	4.8	181,575	5.0
	$1,412,444	100.0%	$1,281,110	100.0%	$4,026,719	100.0%	$3,661,209	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands of U.S. dollars and as a percentage of segment revenues for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Western	$90,059	31.1%	$86,174	31.8%	$253,504	30.9%	$240,006	30.8%
Eastern	88,101	26.6%	82,733	29.0%	250,106	26.4%	222,772	28.2%
Southern	77,406	25.4%	70,159	24.8%	226,294	25.4%	207,853	24.8%
Central	81,746	35.5%	71,276	37.5%	219,280	35.0%	195,018	37.0%
Canada	66,794	35.0%	68,819	36.8%	193,702	35.4%	195,390	35.9%
E&P	35,803	54.0%	35,099	53.8%	100,845	52.1%	95,009	52.3%
Corporate(a)	(446)	—	(8,286)	—	(11,751)	—	(14,368)	—
	$439,463	31.1%	$405,974	31.7%	$1,231,980	30.6%	$1,141,680	31.2%
(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the six operating segments.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 11 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue and segment EBITDA for our reportable segments for the three and nine month periods ended September 30, 2019, compared to the three and nine month periods ended September 30, 2018, are discussed below:

Segment Revenue

Revenue in our Eastern segment increased $46.0 million, or 16.2%, to $330.9 million for the three months ended September 30, 2019, from $284.9 million for the three months ended September 30, 2018.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2018, of $38.8 million and net price increases of $14.9 million, partially offset by solid waste volume decreases of $3.2 million attributable primarily to declines in transfer station volumes in our New York City market and reduced landfill municipal solid waste, decreased recyclable commodity sales of $4.3 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and other revenue decreases of $0.2 million.

Revenue in our Eastern segment increased $158.4 million, or 20.1%, to $947.3 million for the nine months ended September 30, 2019, from $788.9 million for the nine months ended September 30, 2018.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2018, of $124.6 million and net price increases of $44.0 million, partially offset by solid waste volume decreases of $1.6 million primarily due to declines in residential collection and transfer station volumes in our New York City market exceeding higher landfill municipal solid waste and special waste volumes, decreased recyclable commodity sales of $8.2 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and other revenue decreases of $0.4 million.

Revenue in our Southern segment increased $22.2 million, or 7.8%, to $305.2 million for the three months ended September 30, 2019, from $283.0 million for the three months ended September 30, 2018.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2018, of $16.8 million and net price increases of $14.3 million, partially offset by net revenue reductions from divestitures closed subsequent to September 30, 2018 of $5.8 million, solid waste volume decreases of $1.1 million primarily from declines in landfill municipal solid waste, decreased recyclable commodity sales of $1.1 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and $0.9 million of other revenue decreases.

Revenue in our Southern segment increased $51.0 million, or 6.1%, to $890.5 million for the nine months ended September 30, 2019, from $839.5 million for the nine months ended September 30, 2018.  The components of the increase consisted of net price increases of $42.3 million and net revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2018, of $43.7 million, partially offset by net revenue reductions from divestitures closed subsequent to September 30, 2018 of $18.8 million, solid waste volume decreases of $12.2 million primarily from declines in residential customers at certain locations acquired in the Progressive Waste acquisition and reductions in landfill municipal solid waste volumes, decreased recyclable commodity sales of $3.3 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and other revenue decreases of $0.7 million.

Revenue in our Western segment increased $18.2 million, or 6.7%, to $289.2 million for the three months ended September 30, 2019, from $271.0 million for the three months ended September 30, 2018.  The components of the increase consisted of solid waste volume increases of $9.7 million due to the net impact of increases associated with landfill municipal solid waste, landfill special waste, residential collection and commercial collection, net price increases of $9.3 million and other revenue increases of $0.5 million, partially offset by decreased recyclable commodity sales of $1.3 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products.

Revenue in our Western segment increased $41.3 million, or 5.3%, to $821.2 million for the nine months ended September 30, 2019, from $779.9 million for the nine months ended September 30, 2018.  The components of the increase consisted of net price increases of $26.0 million and solid waste volume increases of $21.9 million due to the net impact of increases associated with landfill municipal solid waste, landfill special waste, residential collection and commercial collection and other revenue increases of $1.1 million, partially offset by decreased intermodal revenue of $3.6 million resulting from customer losses causing a reduction in cargo volume and decreased recyclable commodity sales of $4.1 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products.

Revenue in our Central segment increased $40.2 million, or 21.2%, to $230.1 million for the three months ended September 30, 2019, from $189.9 million for the three months ended September 30, 2018.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2018, of $25.5 million, net price increases of $10.6 million and volume increases of $4.8 million primarily due to increased roll off collection and landfill special waste, partially offset by other revenue decreases of $0.7 million.

Revenue in our Central segment increased $98.8 million, or 18.7%, to $626.3 million for the nine months ended September 30, 2019, from $527.5 million for the nine months ended September 30, 2018.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2018, of $68.3 million, net price increases of $29.8 million and volume increases of $1.7 million primarily due to increased roll off collection and landfill special waste exceeding lower landfill municipal solid waste, partially offset by other revenue decreases of $1.0 million.

Revenue in our Canada segment increased $3.7 million, or 2.0%, to $190.8 million for the three months ended September 30, 2019, from $187.1 million for the three months ended September 30, 2018. The components of the increase consisted of net price increases of $12.0 million and revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2018, of $1.2 million, partially offset by a decrease of $1.9 million resulting from a lower average foreign currency exchange rate in effect during the comparable reporting periods, a decrease of $5.6 million resulting from reduced demand causing a reduction in the prices for renewal energy credits associated with the generation of landfill gas and decreased recyclable commodity sales of $2.0 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products.

Revenue in our Canada segment increased $3.8 million, or 0.7%, to $547.7 million for the nine months ended September 30, 2019, from $543.9 million for the nine months ended September 30, 2018. The components of the increase consisted of net price increases of $32.4 million, revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2018, of $4.5 million and $0.2 million of other revenue increases, partially offset by a decrease of $16.6 million resulting from a lower average foreign currency exchange rate in effect during the comparable reporting periods, a decrease of $9.1 million resulting from reduced demand causing a reduction in the prices for renewal energy credits associated with the generation of landfill gas, decreased recyclable commodity sales of $4.5 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and solid waste volume decreases of $3.1 million primarily associated with losses in residential revenue resulting from the non-renewal of certain contracts acquired in the Progressive Waste acquisition.

Revenue in our E&P segment increased $1.1 million, or 1.6%, to $66.3 million for the three months ended September 30, 2019, from $65.2 million for the three months ended September 30, 2018. Revenue in our E&P segment increased $12.1 million, or 6.7%, to $193.7 million for the nine months ended September 30, 2019, from $181.6 million for the nine months ended September 30, 2018. The increases were due to increased drilling activity and E&P disposal volumes at the majority of basins we operate.

Segment EBITDA

Segment EBITDA in our Western segment increased $3.9 million, or 4.5%, to $90.1 million for the three months ended September 30, 2019, from $86.2 million for the three months ended September 30, 2018.  The increase was due primarily to an increase in revenues of $18.2 million and a decrease in corporate overhead expense allocations of $1.1 million due to a decrease in the overhead allocation rate, partially offset by an increase in direct and administrative labor expenses of $4.4 million due primarily to employee pay rate increases, an increase of $2.1 million resulting from higher costs per ton charged by third party processors of recyclable commodities, an increase in disposal expenses of $2.0 million due primarily to higher residential and commercial collection volumes disposed at third party facilities, an increase in taxes on revenues of $2.0 million due primarily to higher landfill and collection revenues, an increase in third-party trucking and transportation expenses of $1.6 million due primarily to increased rates charged by third parties to provide trucking and transportation services, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.5 million due to parts and service rate increases and variability impacting the timing of major repairs, a $1.3 million increase in expenses for auto and workers’ compensation claims due primarily to higher adjustments recorded in the prior year period to decrease projected losses on outstanding claims and an increase in 401(k) matching expenses of $0.5 million due to our increasing the maximum matching contribution rate to our employees.

Segment EBITDA in our Western segment increased $13.5 million, or 5.6%, to $253.5 million for the nine months ended September 30, 2019, from $240.0 million for the nine months ended September 30, 2018.  The increase was due primarily to an increase in revenues of $41.3 million, a decrease in intermodal expenses of $3.3 million resulting from a decrease in intermodal cargo volume due to customer losses and a decrease in corporate overhead expense allocations of $2.1 million due to a decrease in the overhead allocation rate, partially offset by an increase in direct and administrative labor expenses of $8.2 million due primarily to employee pay rate increases, an increase in taxes on revenues of $5.2 million due primarily to higher landfill and collection revenues, an increase in disposal expenses of $4.2 million due primarily to higher residential and commercial collection volumes disposed at third party facilities, an increase of $3.3 million resulting from higher costs per ton charged by third party processors of recyclable commodities, an increase in third-party trucking and transportation expenses of $3.2 million due primarily to increased rates charged by third parties to provide trucking and transportation services, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.9 million due to parts and service rate increases and variability impacting the timing of major repairs, a $2.2 million increase in expenses for auto and workers’ compensation claims due primarily to higher adjustments recorded in the prior year period to decrease projected losses on outstanding claims, an increase in 401(k) matching expenses of $1.7 million due to our increasing the maximum matching contribution rate to our employees and $2.3 million of other net expense increases.

Segment EBITDA in our Eastern segment increased $5.4 million, or 6.5%, to $88.1 million for the three months ended September 30, 2019, from $82.7 million for the three months ended September 30, 2018.  The increase was due primarily to an increase in revenues of $46.0 million, partially offset by a net $31.2 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $2.8 million due primarily to employee pay rate increases, an increase of $1.9 million resulting from higher costs per ton charged by third party processors of recyclable commodities, a $1.8 million increase in expenses for auto and workers’ compensation claims due primarily to higher adjustments recorded in the prior year period to decrease projected losses on outstanding claims, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.6 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase in leachate disposal expenses of $0.8 million due to higher costs per gallon for leachate treatment and an increase in 401(k) matching expenses of $0.5 million due to our increasing the maximum matching contribution rate to our employees.

Segment EBITDA in our Eastern segment increased $27.3 million, or 12.3%, to $250.1 million for the nine months ended September 30, 2019, from $222.8 million for the nine months ended September 30, 2018.  The increase was due primarily to an increase in revenues of $158.4 million and a decrease in disposal expenses of $2.7 million due to improved internalization of collected volumes into our disposal locations, partially offset by a net $96.9 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in truck, container, equipment and facility maintenance and repair expenses of $6.1 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase in direct and administrative labor expenses of $6.0 million due primarily to employee pay rate increases, an increase in third-party trucking and transportation expenses of $5.4 million due primarily to increased rates charged by third parties to provide trucking and transportation services, an increase of $4.8 million resulting from higher costs per ton charged by third party processors of recyclable commodities, an increase in leachate disposal expenses of $3.5 million due to increased precipitation generating higher leachate volumes as well as higher costs per gallon for leachate treatment, an increase in expenses for auto and workers’ compensation claims of $3.2 million due primarily to higher adjustments recorded in the prior year period to reduce projected losses on outstanding claims, an increase in corporate overhead expense allocations of $2.1 million due to higher revenues for which overhead allocations are based, an increase in diesel fuel expense of $1.7 million due primarily to the prior year period benefiting from a favorable diesel fuel hedge agreement that expired in December 2018, an increase in 401(k) matching expenses of $1.5 million due to our increasing the maximum matching contribution rate to our employees, an increase in compressed natural gas expense of $0.9 million due primarily to a non-recurring reduction in expense during the prior year period resulting from recording retroactive tax credits associated with purchases of compressed natural gas fuel and $1.7 million of other net expense increases.

Segment EBITDA in our Southern segment increased $7.2 million, or 10.3%, to $77.4 million for the three months ended September 30, 2019, from $70.2 million for the three months ended September 30, 2018.  The increase was due to an increase in revenues of $28.0 million from organic growth and acquisitions and a decrease in third party disposal expenses of $1.4 million due to improved internalization of waste collected at certain operating locations in Florida and Louisiana, partially offset by a net $11.6 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $3.9 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.0 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase in third-party trucking and transportation expenses of $1.5 million due primarily to increased rates charged by third parties to provide trucking and transportation services, an increase in 401(k) matching expenses of $0.8 million due to our increasing the maximum matching contribution rate to our employees, an increase in diesel fuel expense of $0.6 million due primarily to the prior year period benefiting from purchasing a portion of our diesel fuel needs under a favorable fuel hedge agreement that expired in December 2018, a decrease to EBITDA of $0.3 million from the impact of operations disposed of during, or subsequent to, the three months ended September 30, 2018 and $1.5 million of other net expense increases.

Segment EBITDA in our Southern segment increased $18.4 million, or 8.9%, to $226.3 million for the nine months ended September 30, 2019, from $207.9 million for the nine months ended September 30, 2018.  The increase was due to an increase in revenues of $69.8 million from organic growth and acquisitions, a decrease in third party disposal expenses of $5.7 million due to improved internalization of waste collected at certain operating locations in Florida and Louisiana, a decrease in corporate overhead expense allocations of $2.1 million due to a decrease in the overhead allocation rate and $0.3 million of other expense decreases, partially offset by a net $27.6 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $8.9 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $7.3 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase in third-party trucking and transportation expenses of $4.7 million due primarily to increased rates charged by third parties to provide trucking and transportation services, an increase in 401(k) matching expenses of $2.5 million due to our increasing the maximum matching contribution rate to our employees, an increase in leachate disposal expenses of $1.8 million due to increased precipitation generating higher leachate volumes as well as higher costs per gallon for leachate treatment, a decrease to EBITDA of $1.5 million from the impact of operations disposed of during, or subsequent to, the nine months ended September 30, 2018, an increase in diesel fuel expense of $1.5 million due primarily to the prior year period benefiting from purchasing a portion of our diesel fuel needs under a favorable fuel hedge agreement that expired in December 2018, an increase in compressed natural gas expense of $1.4 million due primarily to a non-recurring reduction in expense during the prior year period resulting from recording retroactive tax credits associated with purchases of compressed natural gas fuel, an increase in equipment and facility rental expenses of $1.3 million due primarily to increased truck rental expenses and the adoption on January 1, 2019 of new accounting standards associated with leases and an increase of $1.0 million resulting from higher costs per ton charged by third party processors of recyclable commodities.

Segment EBITDA in our Central segment increased $10.4 million, or 14.7%, to $81.7 million for the three months ended September 30, 2019, from $71.3 million for the three months ended September 30, 2018. The increase was due primarily to an increase in revenues of $40.2 million, partially offset by a net $21.6 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $2.9 million due primarily to employee pay rate increases, an increase in third-party trucking and transportation expenses of $1.9 million due primarily to transportation associated with increased landfill special waste volumes and increased rates charged by third parties to provide trucking and transportation services, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.4 million due to the variability and timing of major repairs, an increase in 401(k) matching expenses of $0.4 million due to our increasing the maximum matching contribution rate to our employees and $2.6 million of other net expense increases.

Segment EBITDA in our Central segment increased $24.3 million, or 12.4%, to $219.3 million for the nine months ended September 30, 2019, from $195.0 million for the nine months ended September 30, 2018. The increase was due primarily to an increase in revenues of $98.8 million, partially offset by a net $55.0 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $6.1 million due primarily to employee pay rate increases, an increase in third-party trucking and transportation expenses of $5.9 million due primarily to outsourcing transportation services to third party operators at certain locations, transportation associated with increased landfill special waste volumes and increased rates charged by third parties to provide trucking and transportation services, an increase in disposal expenses of $1.8 million due to increased disposal rates and strategic adjustments to redirect certain collected waste to third party disposal facilities, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.4 million due to the variability and timing of major repairs, an increase in 401(k) matching expenses of $1.4 million due to our increasing the maximum matching contribution rate to our employees, an increase in diesel fuel expense of $1.2 million due primarily to the prior year period benefiting from purchasing a portion of our diesel fuel needs under a favorable fuel hedge agreement that expired in December 2018, an increase in corporate overhead expense allocations of $1.0 million due to higher revenues for which overhead allocations are based and an increase in compressed natural gas expense of $0.7 million due primarily to a non-recurring reduction in expense during the prior year period resulting from recording retroactive tax credits associated with purchases of compressed natural gas fuel.

Segment EBITDA in our Canada segment decreased $2.0 million, or 2.9%, to $66.8 million for the three months ended September 30, 2019, from $68.8 million for the three months ended September 30, 2018.  The decrease was comprised of a decrease of $1.3 million assuming foreign currency parity during the comparable reporting periods and a decrease of $0.7 million from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods. The $1.3 million decrease, which assumes foreign currency parity, was due primarily to an increase in direct labor expenses of $2.7 million due primarily to a reduction in open employment positions and employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.2 million due to the variability and timing of major repairs and an increase in third-party disposal expenses of $2.0 million due to higher disposal rates charged by operators, partially offset by an increase in revenues of $5.6 million.

Segment EBITDA in our Canada segment decreased $1.7 million, or 0.9%, to $193.7 million for the nine months ended September 30, 2019, from $195.4 million for the nine months ended September 30, 2018.  The decrease was comprised of $5.8 million from a reduction in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by an increase of $4.1 million assuming foreign currency parity during the comparable reporting periods. The $4.1 million increase, which assumes foreign currency parity, was due primarily to an increase in revenues of $20.4 million, partially offset by an increase in direct labor expenses of $6.6 million due primarily to a reduction in open employment positions and employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $4.6 million due to the variability and timing of major repairs, an increase in third-party disposal expenses of $4.5 million due to higher disposal rates charged by operators and other expense increases of $0.6 million.

Segment EBITDA in our E&P segment increased $0.7 million, or 2.0%, to $35.8 million for the three months ended September 30, 2019, from $35.1 million for the three months ended September 30, 2018.  The increase was due primarily to an increase in revenues of $1.1 million, a decrease of $1.2 million in expenses for uncollectible accounts receivable resulting primarily from adjustments to prior period reserve estimates and other expense decreases of $1.0 million, partially offset by an increase in direct labor expenses of $0.9 million due to employee pay rate increases and increased headcount to support higher disposal volumes, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.9 million due to the variability and timing of major repairs and an increase in subcontracted operating expenses of $0.8 million due primarily to subcontracting certain operating activities to third parties.

Segment EBITDA in our E&P segment increased $5.8 million, or 6.1%, to $100.8 million for the nine months ended September 30, 2019, from $95.0 million for the nine months ended September 30, 2018.  The increase was due primarily to an increase in revenues of $12.1 million, partially offset by an increase in subcontracted operating expenses of $3.3 million due primarily to subcontracting certain operating activities to third parties, an increase in direct labor expenses of $1.9 million due to employee pay rate increases and increased headcount to support higher disposal volumes and an increase in truck, container, equipment and facility maintenance and repair expenses of $1.1 million due to the variability and timing of major repairs.

Segment EBITDA at Corporate increased $7.9 million, to a loss of $0.4 million for the three months ended September 30, 2019, from a loss of $8.3 million for the three months ended September 30, 2018.  The increase was due to a decrease of $5.0 million in equity-based compensation expenses associated with adjusting common shares of Waste Connections, Inc. held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options, a further decrease in equity-based compensation expenses of $2.5 million for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, a decrease of $3.6 million in professional fees expense resulting primarily from reduced legal expenses resulting from the settlement of certain legal matters subsequent to September 30, 2018 and $0.9 million of other net expense decreases, partially offset by an increase in 401(k) matching expenses of $1.3 million due to credits recorded in the prior year period from employee forfeitures, a decrease in corporate overhead allocated to our segments of $0.8 million due to a reduction in allocable expenses, an increase in direct acquisition expenses of $0.7 million due to higher acquisition activity, an increase in equity-based compensation expenses of $0.7 million associated with our annual recurring grant of restricted share units to our personnel and an increase in management training expenses of $0.6 million due to an expansion of our management training curriculum.

Segment EBITDA at Corporate increased $2.6 million, to a loss of $11.8 million for the nine months ended September 30, 2019, from a loss of $14.4 million for the nine months ended September 30, 2018.  The increase was due to a decrease of $10.0 million in professional fees expense resulting primarily from reduced legal expenses resulting from the settlement of certain legal matters subsequent to September 30, 2018, a decrease of $5.0 million in equity-based compensation expenses associated with adjusting common shares of Waste Connections, Inc. held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options, a further decrease in equity-based compensation expenses of $1.4 million for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value and a decrease in integration-related expenses of $2.8 million incurred in the prior year period resulting from the acquisition of Progressive Waste, partially offset by an increase in equity-based compensation expenses of $6.7 million associated with our annual recurring grant of restricted share units to our personnel, an increase in direct acquisition expenses of $3.2 million due to higher acquisition activity, an increase in deferred compensation expenses of $2.0 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked, an increase in 401(k) matching expenses of $1.1 million due to credits recorded in the prior year period from employee forfeitures, an increase in management training expenses of $1.1 million due to an expansion of our management training curriculum, an increase in accrued recurring cash incentive compensation expense to our management of $1.0 million and $1.5 million of other net expense increases.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the nine months ended September 30, 2019 and 2018 (in thousands of U.S. dollars):

	Nine Months Ended
	September 30,
	2019	2018
Net cash provided by operating activities	$1,185,430	$1,037,792
Net cash used in investing activities	(885,672)	(870,446)
Net cash used in financing activities	(308,039)	(395,689)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	143	(528)
Net decrease in cash, cash equivalents and restricted cash	(8,138)	(228,871)
Cash, cash equivalents and restricted cash at beginning of period	403,966	556,467
Plus: change in cash held for sale	—	192
Cash, cash equivalents and restricted cash at end of period	$395,828	$327,788

Operating Activities Cash Flows

For the nine months ended September 30, 2019, net cash provided by operating activities was $1.185 billion. For the nine months ended September 30, 2018, net cash provided by operating activities was $1.038 billion. The $147.6 million increase was due primarily to the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $110.6 million from an increase in net income, excluding depreciation, intangible amortization, lease amortization, deferred taxes, equity based compensation, adjustments to and payments of contingent consideration recorded in earnings and impairments and other operating items, due primarily to the impact of acquisitions closed subsequent to September 30, 2018 and price-led earnings growth at certain solid waste segments.
2)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was favorably impacted by $61.2 million from accounts payable and accrued liabilities due primarily to period end timing of payments to vendors for goods and services.
3)	Accounts receivable — Our increase in net cash provided by operating activities was favorably impacted by $10.5 million from accounts receivable due to improved collection results.
4)	Prepaid expenses – Our increase in net cash provided by operating activities was unfavorably impacted by $18.7 million from prepaid expenses due primarily to a higher utilization of prepaid income taxes during the prior year period.

5)	Other long-term liabilities – Our increase in net cash provided by operating activities was unfavorably impacted by $15.6 million from other long-term liabilities due primarily to lease payments resulting from our adoption of new accounting standards associated with leases.

As of September 30, 2019, we had a working capital surplus of $113.5 million, including cash and equivalents of $303.8 million.  Our working capital surplus decreased $118.7 million from a working capital surplus of $232.2 million at December 31, 2018, including cash and equivalents of $319.3 million, due primarily to decreased cash balances and the adoption of new accounting standards associated with leases requiring a current liability to be recorded for the portion of lease payments payable with the next twelve months. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $15.3 million to $885.7 million for the nine months ended September 30, 2019, from $870.4 million for the nine months ended September 30, 2018. The significant components of the increase included the following:

1)	An increase in capital expenditures of $60.0 million due to an increase in trucks and heavy equipment for operations owned in the comparable periods, increased additions to existing facilities and additional trucks and heavy equipment purchased for operations acquired subsequent to December 31, 2018; and
2)	An increase in capital expenditures of $31.7 million due to the purchase of a greenfield landfill site in our Southern segment that will be developed into an operating location in the future; less
3)	A decrease in cash paid for acquisitions of $79.7 million due primarily to a decrease in acquisitions closed during the nine months ended September 30, 2019.

Financing Activities Cash Flows

Net cash used in financing activities decreased $87.7 million to $308.0 million for the nine months ended September 30, 2019, from $395.7 million for the nine months ended September 30, 2018. The significant components of the decrease included the following:

1)	A decrease from the net change in long-term borrowings of $59.6 million (long-term borrowings decreased $162.4 million during the nine months ended September 30, 2019 and decreased $222.0 million during the nine months ended September 30, 2018) due primarily to the availability of cash to repay outstanding obligations and higher repayments in the prior year of long term debt assumed and paid in full from acquisitions; and
2)	A decrease in payments to repurchase our common shares of $42.0 million due to no shares being repurchased during the nine months ended September 30, 2019; less
3)	An increase in cash dividends paid of $15.9 million due primarily to an increase in our quarterly dividend rate for the nine months ended September 30, 2019 to $0.16 per share, from $0.14 per share for the nine months ended September 30, 2018.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

On July 25, 2019, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 13,184,474 of our common shares during the period of August 8, 2019 to August 7, 2020 or until such earlier time as the NCIB is completed or terminated at our option. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Senior Vice President and Chief Financial Officer at (832) 442-2200.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of our common shares and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase.  Information regarding our NCIB plan can be found under the “Shareholders’ Equity” section in Note 17 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2018, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.02, from $0.14 to $0.16 per share. Cash dividends of $126.3 million and $110.4 million were paid during the nine months ended September 30, 2019 and 2018, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $433.5 million in capital expenditures for property and equipment during the nine months ended September 30, 2019, and we expect to make total capital expenditures for property and equipment of between $600 million and $625 million in 2019. In addition, we made a capital expenditure of $31.7 million for the purchase of a greenfield landfill site during the nine months ended September 30, 2019. We have funded and intend to fund the balance of our planned 2019 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring municipal solid waste and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital. Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of September 30, 2019, $700.0 million under the term loan and $427.8 million under the revolving credit facility were outstanding under our Credit Agreement, exclusive of outstanding standby letters of credit of $121.9 million. Our Credit Agreement matures in March 2023.

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

As of September 30, 2019, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$4,062,511	$502	$379,689	$1,653,729	$2,028,591
Cash interest payments	$771,632	$128,317	$254,235	$161,382	$227,698
Contingent consideration	$78,912	$14,038	$23,915	$3,224	$37,735
Final capping, closure and post-closure	$1,508,736	$17,676	$33,745	$17,666	$1,439,649

____________________

Long-term debt payments include:

1)	$427.8 million in principal payments due March 2023 related to our revolving credit facility under our Credit Agreement. We may elect to draw amounts on our Credit Agreement in U.S. dollar LIBOR rate loans, U.S. dollar base rate loans, Canadian-based bankers’ acceptances, and Canadian dollar prime rate loans. At September 30, 2019, $382.5 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. LIBOR rate loans, which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 3.14% on such date) and $45.3 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, which bear interest at the Canadian Dollar Offered Rate plus the applicable acceptance fee (for a total rate of 3.05% on such date).
2)	$700.0 million in principal payments due March 2023 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At September 30, 2019, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 3.14% on such date).
3)	$175.0 million in principal payments due 2019 related to our 2019 Senior Notes. The 2019 Senior Notes bear interest at a rate of 5.25%. We have recorded this obligation in the payments due in 3 to 5 years category in the table above as we have the intent and ability to redeem the 2019 Senior Notes on November 1, 2019 using borrowings under our Credit Agreement.
4)	$100.0 million in principal payments due 2021 related to our 2021 Senior Notes. The 2021 Senior Notes bear interest at a rate of 4.64%.
5)	$150.0 million in principal payments due 2021 related to our New 2021 Senior Notes. The New 2021 Senior Notes bear interest at a rate of 2.39%.
6)	$125.0 million in principal payments due 2022 related to our 2022 Senior Notes. The 2022 Senior Notes bear interest at a rate of 3.09%.
7)	$200.0 million in principal payments due 2023 related to our 2023 Senior Notes. The 2023 Senior Notes bear interest at a rate of 2.75%.
8)	$150.0 million in principal payments due 2024 related to our 2024 Senior Notes. The 2024 Senior Notes bear interest at a rate of 3.24%.
9)	$375.0 million in principal payments due 2025 related to our 2025 Senior Notes. The 2025 Senior Notes bear interest at a rate of 3.41%.
10)	$400.0 million in principal payments due 2026 related to our 2026 Senior Notes. The 2026 Senior Notes bear interest at a rate of 3.03%.

11)	$250.0 million in principal payments due 2027 related to our 2027 Senior Notes. The 2027 Senior Notes bear interest at a rate of 3.49%.
12)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.250%.
13)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.500%.
14)	$9.7 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.75% and 10.90% at September 30, 2019, and have maturity dates ranging from 2019 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin and the Canadian Dollar Offered Rate plus the applicable acceptance fee at September 30, 2019. We assumed the Credit Agreement is paid off when it matures in March 2023.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $57.0 million recorded as liabilities in our Condensed Consolidated Financial Statements at September 30, 2019, and $21.9 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Operating leases	$236,150	$9,662	$69,589	$60,607	$96,292
Unconditional purchase obligations	$132,444	$72,573	$59,871	$—	$—

____________________

(1)	We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At September 30, 2019, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 50.4 million gallons remaining to be purchased for a total of $132.4 million. The current fuel purchase contracts expire on or before December 31, 2021. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2019, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $1.068 billion and $977.6 million at September 30, 2019 and December 31, 2018, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2019, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the nine month periods ended September 30, 2019 and 2018, at all of our landfills during the respective period, is shown below (tons in thousands):

	Nine Months Ended September 30,
	2019		2018
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	92	35,412	89	33,387
Operated landfills	4	433	4	335
	96	35,845	93	33,722

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the nine month periods ended September 30, 2019 and 2018, are calculated as follows (amounts in thousands of U.S. dollars):

	Nine Months Ended
	September 30,
	2019	2018
Net cash provided by operating activities	$1,185,430	$1,037,792
Plus (less): Change in book overdraft	1,911	(243)
Plus: Proceeds from disposal of assets	2,626	3,698
Less: Capital expenditures for property and equipment	(433,526)	(373,512)
Less: Distributions to noncontrolling interests	(117)	(103)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	—	11
Cash received for divestitures (b)	(2,376)	(1,250)
Transaction-related expenses (c)	8,057	4,907
Integration-related and other expenses (d)	—	2,794
Pre-existing Progressive Waste share-based grants (e)	4,306	5,219
Tax effect (f)	(3,375)	(3,609)
Adjusted free cash flow	$762,936	$675,704

____________________

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the elimination of cash received in conjunction with the divestiture of certain Progressive Waste operations.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.
(e)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.
(f)	The aggregate tax effect of footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three and nine month periods ended September 30, 2019 and 2018, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income attributable to Waste Connections	$159,109	$150,843	$433,579	$414,393
Plus (less): Net income (loss) attributable to noncontrolling interests	(35)	(77)	(89)	218
Plus: Income tax provision	42,783	52,092	110,539	126,509
Plus: Interest expense	36,780	32,078	111,313	96,874
Less: Interest income	(2,056)	(1,467)	(7,186)	(3,677)
Plus: Depreciation and amortization	189,928	175,103	555,437	503,310
Plus: Closure and post-closure accretion	3,649	3,253	10,821	9,749
Plus (less): Impairments and other operating items	12,935	(1,998)	32,949	6,106
Plus (less): Other expense (income), net	19	(600)	(4,562)	(2,053)
Adjustments:
Plus: Transaction-related expenses (a)	1,036	323	8,057	4,907
Plus: Fair value changes to equity awards (b)	(589)	6,880	3,693	10,101
Plus: Integration-related and other expenses (c)	—	379	—	2,795
Adjusted EBITDA	$443,559	$416,809	$1,254,551	$1,169,232

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.
(c)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three and nine month periods ended September 30, 2019 and 2018, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Reported net income attributable to Waste Connections	$159,109	$150,843	$433,579	$414,393
Adjustments:
Amortization of intangibles (a)	31,934	26,871	93,821	79,444
Impairments and other operating items (b)	12,935	(1,998)	32,949	6,106
Transaction-related expenses (c)	1,036	323	8,057	4,907
Fair value changes to equity awards (d)	(589)	6,880	3,693	10,101
Integration-related and other expenses (e)	—	379	—	2,795
Tax effect (f)	(11,486)	(8,006)	(33,955)	(25,783)
Tax items (g)	—	6,578	—	9,093
Adjusted net income attributable to Waste Connections	$192,939	$181,870	$538,144	$501,056

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.60	$0.57	$1.64	$1.57
Adjusted net income	$0.73	$0.69	$2.03	$1.90

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.
(f)	The aggregate tax effect of the adjustments in footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.
(g)	Primarily reflects refinements to the estimates, as provided by Staff Accounting Bulletin No. 118, of the impact of a portion of our U.S. earnings no longer permanently reinvested in conjunction with the Tax Act.

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

SEASONALITY

We expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. This seasonality reflects (a) the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in Canada and the U.S. and (b) reduced E&P activity during harsh weather conditions, with expected fluctuation due to such seasonality between our highest and lowest quarters of approximately 10% to 12%. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected municipal solid waste, resulting in higher disposal costs, which are calculated on a per ton basis.

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

At September 30, 2019, our derivative instruments included 16 interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at September 30, 2019 and December 31, 2018, of $277.8 million and $885.0 million, respectively, including floating rate debt under our Credit Agreement and floating rate tax-exempt bond obligations. A one percentage point increase in interest rates on our variable-rate debt as of September 30, 2019 and December 31, 2018, would decrease our annual pre-tax income by approximately $2.8 million and $8.9 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At September 30, 2019, we had no fuel hedge agreements in place; however, we have entered into fixed price fuel purchase contracts for 2019 as described below.

For the year ending December 31, 2019, we expect to purchase approximately 73.9 million gallons of fuel, of which 45.3 million gallons will be purchased at market prices and 28.6 million gallons will be purchased under our fixed price fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the three month period of October 1, 2019 to December 31, 2019, we expect to purchase approximately 11.3 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining three months in 2019 would decrease our pre-tax income during this period by approximately $1.1 million.

We market a variety of recyclable materials, including cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and sell other collected recyclable materials to third parties for processing before resale. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the nine months ended September 30, 2019 and 2018, would have had a $4.9 million and $6.7 million impact on revenues for the nine months ended September 30, 2019 and 2018, respectively.

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

Based on this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded as of September 30, 2019, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Second Supplemental Indenture, dated as of April 16, 2019, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 16, 2019)

10.1 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Darrell W. Chambliss, effective July 25, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on July 30, 2019)

10.2 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and James M. Little, effective July 25, 2019 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on July 30, 2019)

10.3 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Patrick J. Shea, effective July 25, 2019 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on July 30, 2019)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+ Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: October 29, 2019	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman
President and Chief Executive Officer

Date: October 29, 2019	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Senior Vice President and Chief Financial Officer