Form 10-K
period 2019-12-31
Waste Connections, Inc.
filed 2020-02-13
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes ☑      No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ◻      No ☑

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

Yes ☐      No ☑

As of June 30, 2019, the aggregate market value of shares held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the New York Stock Exchange, was $25,124,471,729.

Number of common shares outstanding as of February 3, 2020:  263,689,637

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Management Information Circular and Proxy Statement for the 2020 Annual and Special Meeting of Shareholders (which will be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and with the securities commissions or similar regulatory authorities in Canada within 120 days after the end of our 2019 fiscal year) are incorporated by reference into Part III hereof.

WASTE CONNECTIONS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS

Our Company

Waste Connections, Inc. is the third largest solid waste services company in North America, providing non-hazardous waste collection, transfer, disposal and recycling services in mostly exclusive and secondary markets in the U.S. and Canada. Through our R360 Environmental Solutions subsidiary, we are also a leading provider of non-hazardous exploration and production, or E&P, waste treatment, recovery and disposal services in several of the most active natural resource producing areas in the U.S. We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities.

As of December 31, 2019, we served residential, commercial, industrial and E&P customers in 42 states in the U.S. and six provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Wisconsin and Wyoming, and the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

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

Our Operating Strategy

Our operating strategy seeks to improve financial returns and deliver superior shareholder value creation within the solid waste industry. We generally seek to avoid highly competitive, large urban markets and instead target markets where we can attain high market share either through exclusive contracts, vertical integration or asset positioning. We also target niche markets, like E&P waste treatment and disposal services, with similar characteristics. We are a leading provider of waste services in most of our markets, and the key components of our operating strategy, which are tailored to the competitive and regulatory factors that affect our markets, are as follows:

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

We manage our operations through five geographic solid waste operating segments and our E&P segment, which includes the majority of our E&P waste treatment and disposal operations. As of December 31, 2019, we delivered our services from operating locations grouped into the following operating segments: our Eastern segment services customers located in northern Illinois, Kentucky, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; our Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central segment services customers located in Arizona, Colorado, southern Illinois, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and our Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan. The E&P segment services E&P customers located in Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico. Some E&P revenues are also included in other operating segments, where we accept E&P waste at some of our municipal solid waste, or MSW, landfills. In addition, a small amount of solid waste revenue is included in our E&P segment.

We manage and evaluate our business on the basis of the operating segments’ geographic characteristics, interstate waste flow, revenue base, employee base, regulatory structure, and acquisition opportunities. Each operating segment has a regional vice president and a regional controller reporting directly to our corporate management. These regional officers are responsible for operations and accounting in their operating segments and supervise their regional staff. See Note 16 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on our segment reporting of our operations.

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

In new markets, we often use an initial acquisition as an operating base and seek to strengthen the acquired operation’s presence in that market by providing additional services, adding new customers and making “tuck-in” acquisitions of other waste companies in that market or adjacent markets. We believe that many suitable “tuck-in”

acquisition opportunities exist within our current and targeted market areas that may provide us with opportunities to increase our market share and route density.

The North America solid waste services industry has experienced continued consolidation over the past several years, most notably with our acquisition of Progressive Waste (as defined below) in June 2016. In spite of this consolidation, the solid waste services industry remains regional in nature, with acquisition opportunities available in select markets. The E&P waste services industry is similarly regional in nature and is also highly fragmented, with acquisition opportunities available in several active natural resource basins. In some markets in both MSW and E&P waste, independent landfill, collection or service providers lack the capital resources, management skills and/or technical expertise necessary to comply with stringent environmental and other governmental regulations and to compete with larger, more efficient, integrated operators. In addition, many of the remaining independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning.

During the year ended December 31, 2019, we completed 21 acquisitions for consideration having a net fair value of $837.7 million. During the year ended December 31, 2018, we completed 20 acquisitions for consideration having a net fair value of $1.032 billion. During the year ended December 31, 2017, we completed 14 acquisitions for consideration having a net fair value of $562.2 million.

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

Landfill Disposal Services

As of December 31, 2019, we owned or operated 70 MSW landfills, 12 E&P waste landfills, which only accept E&P waste, 14 non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste, and one development stage landfill. Nine of our MSW landfills also received E&P waste during 2019. We generally own landfills to achieve vertical integration in markets where the economic and regulatory environments make landfill ownership attractive. We also own landfills in certain markets where it is not necessary to provide collection services because we believe that we are able to attract volume to our landfills, given our location or other market dynamics. Over time, MSW landfills generate a greenhouse gas, methane, which can be converted into a valuable source of clean energy. We deploy gas recovery systems at 53 of our landfills to collect methane, which can then be used to generate electricity for local households, fuel local industrial power plants or power alternative fueled vehicles. In some cases, landfill gas generated at our landfills qualifies as a renewable fuel for which renewable fuel credits may be available.

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

The expiration dates for the four operating agreements for which the contracted term is less than the life of the landfill range from 2022 to 2027. We intend to seek renewal of all four contracts prior to, or upon, their expiration.

Based on remaining permitted capacity as of December 31, 2019, and projected annual disposal volumes, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements, is estimated to be approximately 26 years. Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. We regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications. We also monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek capacity expansion using a variety of factors.

We are currently seeking to expand permitted capacity at nine of our landfills, for which we consider expansions to be probable. Although we cannot be certain that all future expansions will be permitted as designed, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements is estimated to be approximately 29 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.

The following table reflects estimated landfill capacity and airspace changes, as measured in tons, for owned and operated landfills and landfills operated, but not owned, under life-of-site agreements (in thousands):

	2019			2018
		Probable			Probable
	Permitted	Expansion	Total	Permitted	Expansion	Total
Balance, beginning of year	1,190,544	171,403	1,361,947	1,170,671	183,626	1,354,297
Acquired landfills	58,780	—	58,780	39,990	21,536	61,526
Developed landfills	14,625	—	14,625	—	—	—
Permits granted	47,542	(47,542)	—	32,997	(32,997)	—
Airspace consumed	(47,394)	—	(47,394)	(44,989)	—	(44,989)
Changes in engineering estimates	17,221	33,998	51,219	(8,125)	(762)	(8,887)
Balance, end of year	1,281,318	157,859	1,439,177	1,190,544	171,403	1,361,947

The estimated remaining operating lives for the landfills we own and landfills we operate under life-of-site agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2019, and December 31, 2018, are shown in the tables below. The estimated remaining operating lives include assumptions that the operating permits are renewed.

	2019
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	6	5	18	30	8	18	85
Operated landfills under life-of-site agreements	1	1	—	2	—	3	7
	7	6	18	32	8	21	92

	2018
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	4	6	19	26	9	17	81
Operated landfills under life-of-site agreements	—	1	—	4	1	2	8
	4	7	19	30	10	19	89

The disposal tonnage that we received in 2019 and 2018 at all of our landfills is shown in the tables below (tons in thousands):

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		Twelve Months
	2019		2019		2019		2019		Ended
	Number	Total	Number	Total	Number	Total	Number	Total	December 31,
	of Sites	Tons	of Sites	Tons	of Sites	Tons	of Sites	Tons	2019
Owned operational landfills and landfills operated under life-of-site agreements	89	10,253	92	12,234	92	12,925	92	11,982	47,394
Operated landfills	4	127	4	151	4	155	4	137	570
	93	10,380	96	12,385	96	13,080	96	12,119	47,964

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		Twelve Months
	2018		2018		2018		2018		Ended
	Number	Total	Number	Total	Number	Total	Number	Total	December 31,
	of Sites	Tons	of Sites	Tons	of Sites	Tons	of Sites	Tons	2018
Owned operational landfills and landfills operated under life-of-site agreements	88	9,910	89	11,386	89	12,091	89	11,602	44,989
Operated landfills	4	126	4	137	4	136	4	132	531
	92	10,036	93	11,523	93	12,227	93	11,734	45,520

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

Recycling Services

We offer residential, commercial, industrial and municipal customers recycling services for a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own or operate recycling operations and market other collected recyclable materials to third parties for processing before resale. The majority of the recyclables we process for sale are paper products and are shipped to customers in the United States and Canada, as well as other markets, including Asia. Changes in end market demand as well as other factors can cause fluctuations in the prices for such commodities, which can affect revenue, operating income and cash flows. We believe that recycling will continue to be an important component of local and state solid waste management plans due to the public’s increasing environmental awareness and expanding regulations that mandate or encourage recycling. We also believe that the costs of processing recyclables, including the costs of contamination, which have historically been subsidized by the sale of recycled commodities, need to be fully recognized. To that end, we have increased the fees that we charge for the collection of recyclables and for processing at our recycling facilities to more fully reflect the processing costs associated with the separation of recyclables into marketable commodities. In some instances, we will look to pass the risk associated with the volatility of recycled commodity prices onto our customers.

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

COMPETITION

The North America MSW services industry is highly competitive and requires substantial labor and capital resources. Our competition includes three national, publicly-held solid waste companies – Waste Management, Inc.,

Republic Services, Inc. and Advanced Disposal Services, Inc.; several regional, publicly held and privately owned companies; and several thousand small, local, privately owned companies, including independent waste brokers, some of which we believe have accumulated substantial goodwill in their markets. In 2019, the stockholders of Advanced Disposal Services, Inc. agreed to the acquisition of the company by Waste Management, Inc., which is expected to close in the first quarter of 2020. We compete for collection, transfer and disposal volume based primarily on the price and, to a lesser extent, quality of our services. We also compete with operators of alternative disposal facilities, including incinerators, and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations. Public sector operators may have financial and other advantages over us because of their access to user fees and similar charges, tax revenues, tax-exempt financing and the ability to flow-control waste streams to publicly owned disposal facilities.

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

Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets. We also compete in certain markets with publicly held and privately owned companies such as Waste Management, Inc., Republic Services, Inc., Clean Harbors, Inc., US Ecology, Inc., Secure Energy Services Inc., Nuverra Environmental Solutions, Trinity Environmental Services, LLC, Ecoserv and others. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company. The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price.

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

The environmental legislation that affects us in Canada is administered by federal and provincial regulatory agencies, which have jurisdiction over certain aspects of our Canadian operations. The relevant Canadian federal environmental legislation that affects our operations is administered by federal departments such as Environment and Climate Change Canada. Provincial and local agencies and departments administer their own environmental legislation, such as the Ontario Ministry of the Environment, Conservation and Parks. In most instances in Canada, liability for violations of environmental and health and safety laws is imposed without a requirement of intent on the part of the regulated entity, but is subject to a defense of due diligence.

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

3.   Canadian Waste Legislation

The primary waste laws regulating our business in Canada are imposed by the provinces. These include provincial laws that regulate waste management, including requirements to obtain permits and approvals, and regulations with respect to the operation of transfer stations and landfilling sites. Each provincial jurisdiction in Canada has its own regulatory regime; however, the key requirements under these regimes are similar across Canada. For example, the Environmental Protection Act, or the EP Act, in Ontario and its underlying regulations regulate the generation, treatment, storage, handling, transportation and disposal of wastes in Ontario, among other things. The EP Act requires an approval or, in some cases, a registration, for the establishment, operation or alteration of a waste management system (which includes all facilities or equipment used in connection with waste) or a waste disposal site. The specific terms and conditions of an approval may impose emission limits, monitoring and reporting requirements, siting and operating criteria, financial assurance or insurance and decommissioning requirements. Certain landfilling sites are subject to more stringent regulatory requirements that can include detailed prescribed design standards, leachate collection systems, landfill gas management or collection systems and/or site closure plans including post-closure care requirements. The federal Canadian Environmental Protection Act, 1999 imposes requirements with respect to the interprovincial and international movement of hazardous wastes and hazardous recyclable material, which can affect the movement of wastes and recyclables to our Canadian facilities. The expansion or establishment of certain waste management projects, including waste treatment and landfilling sites, may also be subject to provincial or federal environmental assessment requirements.

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

4.   Canadian Contaminated Sites Legislation

There are provincial and federal laws in Canada that regulate spills and releases of substances into the environment and require the remediation of contaminated sites. Clean up of contaminated sites in connection with our business is primarily regulated by provincial environmental laws. Each province has its own regulatory regime; however, the key requirements under these regimes are similar across Canada. For example, the EP Act in Ontario authorizes the agency to issue orders to responsible persons to undertake remedial or other corrective actions to investigate, monitor and remediate the discharge or presence of contaminants in the environment. These orders can generally be issued on a joint and several liability basis to categories of responsible persons, including persons who caused or permitted the discharge of a contaminant, persons who owned the discharged substance, as well as current and past owners of lands or the source of the contamination and persons who have or have had management or control over lands or the source of the contamination. Responsible parties can bear liability under an order without fault.  The costs to comply with an order can be very substantial. Some provincial jurisdictions provide a statutory right to compensation from the owner or person in control of a substance that is discharged into the environment to any person who suffers loss as a result. The federal government has also enacted laws that regulate the release of certain substances into the environment. We handle many contaminants and pollutants in the course of our ordinary operations and, as a result, may be liable under provincial and federal statutes for all or part of required clean-up costs if substances have been released into the environment. Under such laws, we could be required to remove previously disposed substances and wastes (including substances disposed of or released by prior owners or operators) or remediate contaminated property (including soil and groundwater contamination, whether from prior owners or operators or other historic activities or spills).

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

At this time, the ultimate regulatory test for defining WOTUS is unclear, and the determination therefor will be based upon the outcome of regulatory promulgations and associated litigation which are currently pending. The manner in which WOTUS is defined could affect our operations by potentially increasing or modifying regulatory requirements governing our discharges. In 2015, the Clean Water Rule was promulgated, which would expand federal control over many U.S. water resources by broadening the definition of WOTUS, thereby potentially classifying a larger range of water resource types as jurisdictional under the Clean Water Act. Since promulgation of the 2015 Clean Water Rule, the EPA and the Army Corps of Engineers, or the Corps, have sought to rescind it and to promulgate a revised definition of WOTUS that would establish federal jurisdiction more narrowly, thereby reducing the scope of Clean Water Act applicability. To that end, on December 11, 2018, the EPA and the Corps proposed a rule to redefine WOTUS. Eventually, in October 2019, the 2015 Clean Water Rule was repealed and the pre-2015 regulatory text was re-codified, with changes effective December 23, 2019.  The newly finalized rule has already been challenged in court.  The scope of the WOTUS definition will likely remain fluid until a final regulatory determination is made and subsequent litigation, if any, is finalized. To the extent a rule ultimately promulgated expands the scope of the jurisdiction under the Clean Water Act with respect to WOTUS, we could face increased costs and delays with respect to obtaining permits under the Clean Water Act.

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

2.   Safe Drinking Water Act, or SDWA

Our United States E&P underground injection operations are subject to the SDWA, as well as analogous state laws and regulations. Under the SDWA, the EPA established the underground injection control, or UIC, program, which includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. Certain state regulations require us to obtain permits from the applicable regulatory agencies to operate our underground injection wells. Leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of our UIC permit, fines and penalties, the incurrence of expenditures for remediation of the affected resource and potential liability to third parties for property damages. In July 2018, the EPA partnered with New Mexico to assess alternatives to immediate disposal of E&P wastewater by reusing it and/or treating it for reintroduction into the hydrologic cycle, as well as potential regulations related thereto. Moreover, in May 2019, EPA issued its draft Study of Oil and Gas Extraction Wastewater Management Under the Clean Water Act regarding EPA’s examination of whether to alter its regulation of the treatment and discharge of E&P wastewater.  If regulations requiring reuse or treatment are developed and implemented on a broad scale, it may increase our compliance costs or reduce the volume of E&P wastes that may be disposed of via underground injection.

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

In addition to permitting, the CAA imposes other regulatory obligations, including, in some instances, performance standards on operations and equipment. The EPA has issued what are known as new source performance standards, or NSPS, and emissions guidelines, which impose requirements regarding control of landfill gases from new and existing large landfills. The EPA has also issued regulations imposing maximum achievable control technology, or MACT, on large MSW landfills. The MACT standards impose limits on landfill emissions and often require installation of landfill gas collection system tanks. Additional or more stringent regulations of our facilities may occur in the future, which could increase operating costs or impose additional compliance burdens. On August 29, 2016, the EPA issued “Subpart XXX” that applies to MSW landfills constructed, modified or reconstructed after July 17, 2014. Subpart XXX reduces the non-methane organic compounds, or NMOC, emissions threshold at which MSW landfills must install emission controls, requires monitoring surface emissions of methane, monitoring of temperature and pressure at the well head of landfill gas collection systems and imposes other requirements. Further, the EPA promulgated “Guidelines” on August 29, 2016, known as Subpart Cf, which require states to implement similar requirements on existing landfills that are not subject to NSPS Subpart XXX. Subpart Cf updates existing Emission Guidelines and Compliance Times for existing MSW landfills. The Subpart Cf Guidelines apply to landfills that accepted waste after November 8, 1987 and commenced construction or modification on or before July 17, 2014. Subpart XXX and Subpart Cf are intended to result in the reduction of landfill gas emissions, including methane, by lowering the thresholds where an MSW landfill must install a gas collection and control system. Subpart Cf will ultimately affect existing sources that are not affected by Subpart XXX. In October 2018, the EPA proposed a rule to delay implementation of the Guidelines, and indicated that it was reconsidering certain portions thereof. EPA published its final rules on August 29, 2019, under which the deadline for states to submit their plans to effectuate the emission control requirements was extended from May 29, 2017 to August 29, 2019.  The rules also give EPA up to six months to review the completeness of such plans and an additional 12 months thereafter to approve or disapprove such plans. Regardless of the time extensions that the new rules allow, eventual compliance with these regulatory requirements could result in significant additional compliance costs, which we will incur in our ordinary course of business. In addition, state air regulatory requirements may impose additional restrictions beyond federal requirements, which could also result in compliance costs. For example, some state air programs uniquely regulate odor and the emission of certain specific toxic air pollutants.

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

In June 2016, the EPA promulgated a rule prohibiting discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly-owned treatment works, or POTWs. Further, the EPA promulgated regulations known as Reg. OOOO and Reg. OOOOa, which, among other things, require control of methane and VOC emissions related to certain well completions and certain tankage and equipment. Certain provisions of Reg. OOOOa are currently the subject of litigation. In June 2017, the EPA proposed a two-year stay of portions of the rules and in October 2018, the EPA proposed revisions to Reg. OOOOa. No long term stays have yet become effective.  Regardless of potential regulatory revisions, these rules can require oil and gas operators to expend material sums, which may reduce our customers’ E&P activities and could have an adverse impact on our business. Additionally, several states have adopted or proposed laws and regulations analogous to the federal rules that would remain in effect regardless of the outcome of any federal stay or litigation. Further, several states in which we conduct business require oil and natural gas operators to disclose information concerning their operations, which could result in increased public scrutiny.

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

In June 2018, the Canadian federal government enacted the Greenhouse Gas Pollution Pricing Act, which established a national carbon-pricing regime starting in 2019 for provinces and territories in Canada where there is no provincial regime in place or where the provincial regime does not meet the federal benchmark. Often referred to as the federal backstop, the federal carbon-pricing regime consists of a carbon levy that is applied to fossil fuels and an output-based pricing system (“OBPS”) that is applied to certain industrial facilities with reported emissions of 50,000 tonnes of carbon dioxide equivalent (“CO2e”) or more per year. The carbon levy applies to prescribed liquid, gaseous, and solid fuels at a rate that is equivalent to $20 per tonne of CO2e in 2019, increasing annually, until it reaches $50 per tonne of CO2e by 2022.

Certain states and several Canadian provinces have promulgated legislation and regulations to limit GHG emissions through requirements of specific controls, carbon levies, cap and trade programs or other measures. Comprehensive GHG legislation or regulation, including carbon pricing, affects not only our business, but also that of our customers.

Heightened regulation of our customers’ operations could also adversely affect our business. The regulation of GHG emissions from oil and gas E&P operations may increase the costs to our customers of developing and producing hydrocarbons and, as a result, may have an indirect and adverse effect on the amount of E&P waste delivered to our facilities. On June 3, 2016, the EPA promulgated NSPS Subpart OOOOa, which in conjunction with NSPS Subpart OOOO sets methane and VOC requirements for certain new and modified sources, including hydraulically fractured oil wells, certain tankage and equipment. Although the EPA has proposed delaying implementation of, and is reconsidering portions of, these regulations, they will continue to require, in some instances, additional emissions controls and increased capital costs for our customers, which could reduce their E&P activities, and subsequently negatively impact our business operations. As discussed above, certain states have enacted rules analogous to the federal rules.

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

F.   Renewable and Low Carbon Fuel Standards

Pursuant to the Energy Independence and Security Act of 2007, the EPA promulgated the Renewable Fuel Standards, or RFS, which require refiners to either blend “renewable fuels,” such as ethanol and biodiesel, into their transportation fuels or to purchase renewable fuel credits, known as renewable identification numbers, or RINs, in lieu of blending. In some cases, landfill gas generated at our landfills in the United States qualifies as a renewable fuel for which RINs are available. Such RINs can be sold by the Company. The price of RINs has been extremely volatile and the value of RINs is dependent upon a variety of factors. The EPA annually establishes the renewable fuel volumes required under the RFS for the following year. Reductions or limitations on the requirement to blend renewable fuel would likely reduce the volume of RINs purchased to meet the RFS blending requirements. Further, there have been proposals to revise, and in some instances limit, the RFS program in the United States. As recently as October 2019, House Energy and Commerce Committee members, Representatives Shimkus and Flores, introduced the 21st Century Transportation Fuels Act which aims to eliminate volume-based renewable fuels mandates and instead rely upon the transition to a national octane standard and automobile manufacturing standards to govern fuel composition.   Various parties have also sought for the executive branch to revise the RFS. Limiting or eliminating the RFS could have the effect of reducing or eliminating the volume of RINs required to meet blending requirements, which could adversely affect the demand for RINS and accordingly the revenue stream we have historically derived from the sale of RINs.

In Canada, the Renewable Fuels Regulations under the Canadian Environmental Protection Act, 1999 require producers and importers of gasoline, diesel fuel and heating distillate to acquire a certain number of renewable fuel compliance units, or Compliance Units, in connection with the volumes of fuel they produce or import. Compliance Units can be generated in a number of ways, including through the blending of renewable fuel into liquid petroleum fuels. Certain provincial jurisdictions in Canada also impose obligations to incorporate renewable fuels into fuels that are distributed within the jurisdiction.  In some cases, landfill gas generated at our landfills in Canada is sold by our Company as a renewable fuel for which RINs are available under the United States RFS.  Our Company could also sell landfill gas generated in Canada in connection with renewable fuel obligations in Canada. The price for our renewable fuel is dependent on a variety of factors, including demand. The Canadian federal government announced in late 2016 that it was developing a new “Clean Fuel Standard” to reduce greenhouse gas emissions from fuel use.  Since that time, Environment and Climate Change Canada has engaged in consultations with respect to the new standard.  Details of the proposed new clean fuel regulatory framework were released at the end of 2017, and indicated, among other things, that the proposed framework would impose lifecycle carbon intensity requirements on certain liquid, gaseous and solid fuels that are used in transportation, industry and buildings, and establish rules relating to the trading of compliance credits. The carbon intensity requirements would become more stringent over time. Carbon intensity would be differentiated between different types of renewable fuels to reflect the associated emissions reduction potential. Regulated parties, which may include fuel producers and importers, would have some flexibility with respect to how to achieve lower carbon fuels in Canada.  Environment and Climate Change Canada has since published a Regulatory Design Paper for the Clean Fuel Standard in December 2018 and a Proposed Regulatory Approach for the Clean Fuel Standard in June 2019.  These documents present additional details of the proposed regulatory design of the Clean Fuel Standard.  The Canadian Government is reporting that new regulations under the Clean Fuel Standard are targeted to come into force on January 1, 2022 (for liquid fuels) and January 1, 2023 (for gaseous and solid fuel regulations). The Canadian federal government has indicated that over time, the new Clean Fuel Standard would replace the current Renewable Fuels Regulations. At this time, we do not know how a new clean fuel regulatory framework in Canada could impact demand for our renewable fuel.

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

Under our current company-wide insurance program, we carry per incident deductibles or self-insured retentions ranging from $100,000 to $2 million for cyber liability and directors’ and officers’ liability claims. Additionally, we have umbrella policies with insurance companies for automobile liability, general liability and employer’s liability. Our property insurance limits are in accordance with the replacement values of the insured property.

Under our current insurance program for our U.S. operations, we carry per incident deductibles or self-insured retentions ranging from $250,000 to $20 million for automobile liability claims, workers’ compensation and employer’s liability claims, general liability claims, employee group health insurance and employment practices liability, environmental liability, and for most property claims, subject to certain additional terms and conditions. Since workers’ compensation is a statutory coverage limited by the various state jurisdictions, the umbrella coverage is not applicable. Our environmental protection insurance policy covers all owned or operated landfills, certain transfer stations and other facilities, subject to the policy terms and conditions. From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under our liability insurance policies. Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage. Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Under our current insurance program for our Canadian operations, we carry per incident deductibles or self-insured retentions ranging from $100,000 to $5 million for automobile liability claims, property claims and environmental liability. Since workers’ compensation is a provincial coverage limited by the various province jurisdictions, the umbrella coverage is not applicable. Employees are eligible to receive health coverage under Canada’s public health care system and, in addition, most employees of our Canadian operations are eligible to participate in group medical and drug coverage plans sponsored by us. Our environmental protection insurance policy covers all owned or operated landfills, certain transfer stations and other facilities, subject to the policy terms and conditions. Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage. Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Financial Surety Bonds

We use financial surety bonds for a variety of corporate guarantees. The financial surety bonds are primarily used for guaranteeing municipal contract performance and providing financial assurances to meet asset closure and retirement requirements under certain environmental regulations. In addition to surety bonds, such guarantees and obligations may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted cash and investment deposits. At December 31, 2019 and 2018, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $661.6 million and $619.8 million, respectively, to secure our asset closure and retirement requirements and $419.3 million and $357.8 million, respectively, to secure performance under collection contracts and landfill operating agreements.

We source financial surety bonds from a variety of third-party insurance and surety companies, including a company in which we own a 9.9% interest that, among other activities, issues financial surety bonds to secure landfill final capping, closure and post-closure obligations for companies operating in the solid waste sector.

EMPLOYEES

At December 31, 2019, we had 18,204 employees, of which 3,159, or approximately 17.4% of our workforce, were employed under collective bargaining agreements. The majority of our collective bargaining agreements are with the Teamsters Union in both the U.S. and Canada. These collective bargaining agreements are renegotiated periodically. We have 21 collective bargaining agreements covering 1,522 employees that have expired or are set to expire during 2020. We do not expect any significant disruption in our overall business in 2020 as a result of labor negotiations, employee strikes or organizational efforts by labor unions or their representatives.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers as of February 3, 2020:

Name	Age	Position
Ronald J. Mittelstaedt (1)	56	Executive Chairman
Worthing F. Jackman	55	President and Chief Executive Officer
Darrell W. Chambliss	55	Executive Vice President and Chief Operating Officer
James M. Little	58	Executive Vice President – Engineering and Disposal
Patrick J. Shea	49	Executive Vice President, General Counsel and Secretary
Mary Anne Whitney	56	Senior Vice President and Chief Financial Officer
Matthew S. Black	47	Senior Vice President and Chief Tax Officer
David G. Eddie	50	Senior Vice President and Chief Accounting Officer
David M. Hall	62	Senior Vice President – Sales and Marketing
Eric O. Hansen	54	Senior Vice President – Chief Information Officer
Robert M. Cloninger	47	Vice President, Deputy General Counsel and Assistant Secretary
Keith P. Gordon	56	Vice President – Information Systems
Shawn W. Mandel	53	Vice President – Safety and Risk Management
Susan R. Netherton	50	Vice President – People, Training and Development
Jason W. Pratt	40	Vice President – Corporate Controller
Scott I. Schreiber	63	Vice President – Equipment and Operations Support
Gregory Thibodeaux	53	Vice President – Maintenance and Fleet Management
Colin G. Wittke	57	Vice President – Sales
Richard K. Wojahn	62	Vice President – Business Development
(1)	Member of the Executive Committee of the Board of Directors.

Ronald J. Mittelstaedt has been Executive Chairman of the Company since July 2019.  From its formation in 1997 to that date, Mr. Mittelstaedt served as Chief Executive Officer of the Company.  Mr. Mittelstaedt has served as a director of the Company since its formation, and was elected Chairman in January 1998. He also served as President of the Company from its formation through August 2004. Mr. Mittelstaedt has more than 31 years of experience in the solid waste industry. He serves as a director of SkyWest, Inc. Mr. Mittelstaedt holds a B.A. degree in Business Economics with a finance emphasis from the University of California at Santa Barbara.

Worthing F. Jackman has been President and Chief Executive Officer of the Company since July 2019.  From July 2018 to that date, Mr. Jackman served as President of the Company. From September 2004 to July 2018, Mr. Jackman served as Executive Vice President and Chief Financial Officer of the Company. From April 2003 to September 2004, he served as Vice President – Finance and Investor Relations of the Company. Mr. Jackman held various investment banking positions with Alex. Brown & Sons, now Deutsche Bank Securities, Inc., from 1991 through 2003, including most recently as a Managing Director within the Global Industrial & Environmental Services Group. In that capacity, he provided capital markets and strategic advisory services to companies in a variety of sectors, including solid waste services. Mr. Jackman serves as a director of Quanta Services, Inc. He holds a B.S. degree in Finance from Syracuse University and an M.B.A. from the Harvard Business School.

Darrell W. Chambliss has been Executive Vice President and Chief Operating Officer of the Company since October 2003. From October 1, 1997 to that date, Mr. Chambliss served as Executive Vice President – Operations of the Company. Mr. Chambliss has more than 29 years of experience in the solid waste industry. Mr. Chambliss holds a B.S. degree in Business Administration from the University of Arkansas.

James M. Little has been Executive Vice President – Engineering and Disposal of the Company since July 2019. From February 2009 to that date, Mr. Little served as Senior Vice President – Engineering and Disposal of the Company. From September 1999 to February 2009, Mr. Little served as Vice President – Engineering of the Company. Mr. Little held various management positions with Waste Management, Inc. (formerly USA Waste Services, Inc., which acquired Waste Management, Inc. and Chambers Development Co. Inc.) from April 1990 to September 1999, including

Regional Environmental Manager and Regional Landfill Manager, and most recently Division Manager in Ohio, where he was responsible for the operations of ten operating companies in the Northern Ohio area. Mr. Little is a certified professional geologist and holds a B.S. degree in Geology from Slippery Rock University.

Patrick J. Shea has been Executive Vice President, General Counsel and Secretary of the Company since July 2019. From August 2014 to that date, Mr. Shea served as Senior Vice President, General Counsel and Secretary of the Company. From February 2009 to August 2014, Mr. Shea served as Vice President, General Counsel and Secretary of the Company. He served as General Counsel and Secretary of the Company from February 2008 to February 2009 and Corporate Counsel of the Company from February 2004 to February 2008. Mr. Shea practiced corporate and securities law with Brobeck, Phleger & Harrison LLP in San Francisco from 1999 to 2003 and Winthrop, Stimson, Putnam & Roberts (now Pillsbury Winthrop Shaw Pittman LLP) in New York and London from 1995 to 1999. Mr. Shea holds a B.S. degree in Managerial Economics from the University of California at Davis and a J.D. degree from Cornell University.

Mary Anne Whitney has been Senior Vice President and Chief Financial Officer of the Company since July 2018. From February 2018 to that date, Ms. Whitney served as Senior Vice President – Finance of the Company. From March 2012 to February 2018, Ms. Whitney served as Vice President – Finance of the Company. From November 2006 to March 2012, Ms. Whitney served as Director of Finance of the Company. Ms. Whitney held various finance positions for Wheelabrator Technologies from 1990 to 2001. Ms. Whitney holds a B.A. degree in Economics from Georgetown University and an M.B.A. in Finance from New York University Stern School of Business.

Matthew S. Black has been Senior Vice President and Chief Tax Officer of the Company since January 2017. From March 2012 to that date, Mr. Black served as Vice President and Chief Tax Officer of the Company. From December 2006 to March 2012, Mr. Black served as Executive Director of Taxes of the Company. Mr. Black served as Tax Director for The McClatchy Company from April 2001 to November 2006, and served as Tax Manager from December 2000 to March 2001. From January 1994 to November 2000, Mr. Black held various positions, including Tax Manager, for PricewaterhouseCoopers LLP. Mr. Black is a Certified Public Accountant and holds a B.S. degree in Accounting and Master’s degree in Taxation from California State University, Sacramento.

David G. Eddie has been Senior Vice President and Chief Accounting Officer of the Company since January 2011. From February 2010 to that date, Mr. Eddie served as Vice President – Chief Accounting Officer of the Company. From March 2004 to February 2010, Mr. Eddie served as Vice President – Corporate Controller of the Company. From April 2003 to February 2004, Mr. Eddie served as Vice President – Public Reporting and Compliance of the Company. From May 2001 to March 2003, Mr. Eddie served as Director of Finance of the Company. Mr. Eddie served as Corporate Controller for International Fibercom, Inc. from April 2000 to May 2001. From September 1999 to April 2000, Mr. Eddie served as the Company’s Manager of Financial Reporting. From September 1994 to September 1999, Mr. Eddie held various positions, including Audit Manager, for PricewaterhouseCoopers LLP. Mr. Eddie holds a B.S. degree in Accounting from California State University, Sacramento.

David M. Hall has been Senior Vice President – Sales and Marketing of the Company since October 2005. From August 1998 to that date, Mr. Hall served as Vice President – Business Development of the Company. Mr. Hall has more than 34 years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. Mr. Hall received a B.S. degree in Management and Marketing from Missouri State University.

Eric O. Hansen has been Senior Vice President – Chief Information Officer of the Company since February 2019. From July 2004 to that date, Mr. Hansen served as Vice President – Chief Information Officer of the Company. From January 2001 to July 2004, Mr. Hansen served as Vice President – Information Technology of the Company. From April 1998 to December 2000, Mr. Hansen served as Director of Management Information Systems of the Company. Mr. Hansen holds a B.S. degree from Portland State University.

Robert M. Cloninger has been Vice President, Deputy General Counsel and Assistant Secretary of the Company since August 2014. From February 2013 to that date, Mr. Cloninger served as Deputy General Counsel of the Company. He served as Corporate Counsel of the Company from February 2008 to February 2013. Mr. Cloninger practiced corporate, securities and mergers and acquisitions law with Schiff Hardin LLP in Chicago from 1999 to 2004 and

Downey Brand LLP in Sacramento from 2004 to 2008. Mr. Cloninger holds a B.A. degree in History from Northwestern University and a J.D. degree from the University of California at Davis.

Keith P. Gordon has been Vice President – Information Systems of the Company since January 2017. From September 2010 to that date, Mr. Gordon served as Director of Information Systems of the Company. Prior to joining the Company, he spent 14 years in leadership roles with CableData, DST Innovis and Amdocs, Inc. leading an international software development organization, as well as serving as CTO for a startup company that was acquired by LivingSocial. Mr. Gordon spent 11 years as an Army officer in a number of leadership positions including Company Commander and Battalion staff positions. Mr. Gordon has a B.S. in Mechanical Engineering from United States Military Academy, West Point, and M.S. in Computer Science from Stanford University.

Shawn W. Mandel has been Vice President – Safety and Risk Management of the Company since January 2017. From May 2011 to that date, Mr. Mandel served as Director of Safety of the Company. From 1995 to 2011, Mr. Mandel held various Safety leadership positions with Republic Services (formerly Browning-Ferris Industries and Allied Waste) including Director of Safety. Mr. Mandel holds a B.A. degree in Business Administration from National University.

Susan R. Netherton has been Vice President – People, Training and Development of the Company since July 2013. From February 2007 to that date, Ms. Netherton served as Director of Human Resources and Employment Manager of the Company. From 1994 to 2007, Ms. Netherton held various human resources positions at Carpenter Technology Corporation, a publicly-traded, specialty metals and materials company. Ms. Netherton holds a B.S. in Elementary Education from Kutztown University and an M.B.A. from St. Mary’s College of California.

Jason W. Pratt has been Vice President – Corporate Controller of the Company since February 2020. From June 2016 to that date, Mr. Pratt served as Region Controller - Canada of the Company. From October 2012 to May 2016, Mr. Pratt served as Region Controller – Western Region of the Company. From January 2007 to September 2012, Mr. Pratt served as Division Controller – Mountain West Division and Division Controller – Northern Washington Division of the Company. From July 2005 to December 2006, Mr. Pratt held various Assistant Controller and District Controller positions with the Company. From August 2003 to June 2005, Mr. Pratt served as Tax Accountant for LeMaster and Daniels, PLLC. Mr. Pratt holds a B.S. degree in Business Administration with a concentration in Accounting and an M.B.A with a concentration in Finance from the University of Portland in Oregon.

Scott I. Schreiber has been Vice President – Equipment and Operations Support of the Company since the completion of the Progressive Waste acquisition on June 1, 2016. From February 2009 to that date, Mr. Schreiber served as Vice President – Disposal Operations of the Company. From October 1998 to February 2009, he served as Director of Landfill Operations of the Company. Mr. Schreiber has more than 39 years of experience in the solid waste industry. From September 1993 to September 1998, Mr. Schreiber served as corporate Director of Landfill Development and corporate Director of Environmental Compliance for Allied Waste Industries, Inc. From August 1988 to September 1993, Mr. Schreiber served as Regional Engineer (Continental Region) and corporate Director of Landfill Development for Laidlaw Waste Systems Inc. From June 1979 to August 1988, Mr. Schreiber held several managerial and technical positions in the solid waste and environmental industry. Mr. Schreiber holds a B.S. degree in Chemistry from the University of Wisconsin at Parkside.

Gregory Thibodeaux has been Vice President – Maintenance and Fleet Management of the Company since January 2011. From January 2000 to that date, Mr. Thibodeaux served as Director of Maintenance of the Company. Mr. Thibodeaux has more than 33 years of experience in the solid waste industry having held various management positions with Browning Ferris Industries, Sanifill, and USA Waste Services, Inc. Before coming to the Company, Mr. Thibodeaux served as corporate Director of Maintenance for Texas Disposal Systems.

Colin G. Wittke has been Vice President – Sales of the Company since the completion of the Progressive Waste acquisition on June 1, 2016. From June 2011 to that date, he served as Vice President, Sales and Marketing of Progressive Waste Solutions Ltd. Prior to that time, Mr. Wittke held various roles with Waste Management, Inc. for 19 years, including the position of Vice President, Sales and Customer Service. He has more than 31 years of experience in the solid waste industry. Mr. Wittke holds a BSc in Finance (cum laude) from Biola University in La Mirada, California.

Richard K. Wojahn has been Vice President – Business Development of the Company since February 2009. From September 2005 to that date, Mr. Wojahn served as Director of Business Development of the Company. Mr. Wojahn served as Vice President of Operations for Mountain Jack Environmental Services, Inc. (which was acquired by the Company in September 2005) from January 2004 to September 2005. Mr. Wojahn has more than 38 years of experience in the solid waste industry having held various management positions with Waste Management, Inc. and Allied Waste Industries, Inc. Mr. Wojahn attended Western Illinois University.

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

ITEM 1A.  RISK FACTORS

Certain statements contained in this Annual Report on Form 10-K are forward-looking in nature, including statements related to the impact of global economic conditions, including the price of crude oil, on our volume, business and results of operations; our ability to generate internal growth or expand permitted capacity at landfills we own or operate; our ability to grow through acquisitions and our expectations with respect to the impact of acquisitions on our expected revenues and expenses following the integration of such businesses; the competitiveness of our industry and how such competition may affect our operating results; the possibility of losing contracts through competitive bidding, early termination or governmental action; the effects of financial difficulties of some of our customers, including governmental entities, affecting their credit risk; our ability to provide adequate cash to fund our operating activities; our ability to draw from our credit facility or raise additional capital; our ability to generate free cash flow and reduce our leverage; the impact on our tax positions by recent changes in U.S. tax law; the effects of landfill special waste projects on volume results; the impact that price increases may have on our business and operating results; demand for recyclable commodities and recyclable commodity pricing; the effects of seasonality on our business and results of operations; our ability to obtain additional exclusive arrangements; increasing alternatives to landfill disposal; increases in labor and pension plan costs or the impact that labor union activity may have on our operating results; operational and safety risks, including the risk of personal injury to employees and others; our expectations with respect to the purchase of fuel and fuel prices; our expectations with respect to capital expenditures; our expectations with respect to the outcomes of our legal proceedings; the impairment of our goodwill; insurance costs; disruptions to or breaches of our information systems and other cybersecurity threats; and environmental, health and safety laws and regulations, including changes to the regulation of landfills, solid waste disposal, E&P waste disposal, or hydraulic fracturing. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy. Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, those listed below and elsewhere in this Annual Report on Form 10-K. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change.

Our results are vulnerable to economic conditions.

Our business and financial results would be harmed by downturns in the global economy, or in the economy of the regions in which we operate as well as other factors affecting those regions, including the price of crude oil. In an economic slowdown, we experience the negative effects of decreased waste generation, increased competitive pricing pressure, customer turnover, and reductions in customer service requirements, any of which could negatively impact our operating income and cash flows. Two of our business lines that could see a more immediate impact would be construction and demolition debris and E&P waste disposal as demand for new construction or energy exploration decreases. In addition, a weaker economy may result in declines in recycled commodity prices. Worsening economic conditions or a prolonged or recurring economic recession could adversely affect our operating results and expected seasonal fluctuations. Further, we cannot assure you that any improvement in economic conditions after such a downturn will result in an immediate, if at all, positive improvement in our operating results or cash flows.

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

We derive a significant portion of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and certificates issued by Washington State known as G Certificates. Many franchise agreements and municipal contracts are for a specified term and are, or will be, subject to competitive bidding in the future. For example, we have approximately 480 contracts, representing approximately 3.9% of our annual revenues, which are set for expiration or automatic renewal on or before December 31, 2020. Although we intend to bid on existing contracts subject to competitive bidding in the future and additional municipal contracts and franchise agreements, we may not be the successful bidder, or we may need to lower our price in order to retain the contract. In addition, some of our customers, including municipalities, may terminate their contracts with us before the end of the terms of those contracts. Similar risks may affect our contracts to operate municipally-owned assets, such as landfills.

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

We currently own and/or operate 96 landfills and one development stage landfill throughout the United States and Canada. Our ability to meet our financial and operating objectives may depend in part on our ability to acquire, lease, or renew landfill operating permits, expand existing landfills and develop new landfill sites, especially in our E&P waste business. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. Although the process generally takes less time, the process of obtaining permits and approvals for E&P landfills has similar uncertainties. Operating permits for landfills in states and provinces where we operate must generally be renewed every five to ten years, although some permits are required to be renewed more frequently. These operating permits often must be renewed several times during the permitted life of a landfill. The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by special interest and other groups, including those utilizing social media to further their objectives, and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law, or burdensome terms and conditions being imposed on our operations. We may not be able to obtain new landfill sites or expand the permitted capacity of our existing landfills when necessary, and may ultimately be required to expense up to the carrying value of the landfill or expansion project, less the recoverable value of the property and other amounts recovered. Obtaining new landfill sites is important to our expansion into new, non-exclusive solid waste markets and in our E&P waste business. If we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter that market. Expanding existing landfill sites is important in those markets where the remaining lives of our landfills are relatively short. We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the lives of these landfills. Any of these circumstances could adversely affect our operating results.

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

We provide recycling services to some of our customers. The majority of the recyclables we process for sale are paper products that are shipped to customers in the United States, as well as other markets, including Asia. The sale prices of and the demand for recyclable commodities, particularly paper products, are frequently volatile and when they decline, our revenues, operating results and cash flows will be affected. In 2017, the Chinese government announced a ban on certain materials, including mixed waste paper and mixed plastics, effective January 1, 2018, as well as extremely restrictive quality requirements effective March 1, 2018 that have been difficult for the industry to achieve.   Also in 2017, the Chinese government began to limit the flow of material into the country by restricting the issuance of required import licenses, and this practice continued through 2018 and 2019. Many other markets, both domestic and foreign, have also tightened their quality requirements.  In addition, other countries have limited or restricted the import of certain recyclables.  Singlestream recycling facilities process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, which results in increased processing and residual disposal costs to achieve quality standards.

The new quality standards imposed by China and the restrictions on import licenses have made the sale of recycled commodities more difficult and have resulted in lower prices for such commodities, higher operating costs or additional capital expenditures in order to meet the requirements, or higher fees imposed by third parties for the processing of recyclables. As a result, we have increased the fees that we charge customers at our recycling facilities in order to recover the higher processing costs for recyclables. This may result in lower recycled commodity volumes at our recycling facilities, as customers may elect to pursue cheaper alternatives for processing or disposal. Any such reduction could impact revenues, operating results and cash flow. Some of our recycling operations offer rebates to customers based on the market prices of commodities we buy to process for resale. Therefore, if we recognize increased revenues resulting from higher prices for recyclable commodities, the rebates we pay to suppliers will also increase, which also may impact our operating results.

Our results will be affected by changes in the value of renewable fuels.

Variations in the price of methane gas and other energy-related products that are marketed and sold by our landfill gas recovery operations affect our results. Pursuant to the Energy Independence and Security Act of 2007, the United States EPA has promulgated the Renewable Fuel Standards, or RFS, which require refiners to either blend "renewable fuels," such as ethanol and biodiesel, into their transportation fuels or to purchase renewable fuel credits, known as renewable identification numbers, or RINs, in lieu of blending. In some cases, landfill gas generated at our landfills qualifies as a renewable fuel for which RINs are available. The price of RINs has been extremely volatile and is dependent upon a variety of factors, including potential legislative changes, the availability of RINs for purchase, the demand for RINs, which is dependent on transportation fuel production levels, the mix of the petroleum business’ petroleum products and fuel blending performed at the refineries and downstream terminals, all of which can vary significantly from period to period. In addition, demand for RINs can be impacted by the ability of refineries to obtain small refinery exemptions, or SREs, through the EPA.  In December 2019, the EPA released its targets for renewable volume obligations, or RVOs, for 2020, which included a slight increase over the 2019 RVOs with no change to the EPA’s plan to account for the impact of granting SREs. Any reductions or limitations on the requirement to blend renewable fuel would likely reduce the demand for RINs, which could impact the value of RINs.

In Canada, the Renewable Fuels Regulations under the Canadian Environmental Protection Act, 1999 require producers and importers of gasoline, diesel fuel and heating distillate to acquire a certain number of renewable fuel compliance units, or Compliance Units, in connection with the volumes of fuel they produce or import. Compliance Units can be generated in a number of ways, including through the blending of renewable fuel into liquid petroleum fuels. Certain provincial jurisdictions in Canada also impose obligations to incorporate renewable fuels into fuels that are distributed within the jurisdiction. In some cases, landfill gas generated at our landfills in Canada is sold by our Company as a renewable fuel for which RINs are available under the United States RFS.  Our Company could also sell landfill gas generated in Canada in connection with renewable fuel obligations in Canada.  The price for our renewable fuel is dependent on a variety of factors, including demand. The Canadian federal government released details on a proposed new clean fuel regulatory framework at the end of 2017 called the “Clean Fuel Standard.” The proposed framework would impose lifecycle carbon intensity requirements on certain liquid, gaseous and solid fuels that are used in transportation, industry and buildings, and establish rules relating to the trading of compliance credits. The carbon intensity requirements would become more stringent over time. Carbon intensity would be differentiated between different types of renewable fuels to reflect the associated emissions reduction potential. Regulated parties, which may include fuel producers and importers, would have some flexibility with respect to how to achieve lower carbon fuels in Canada. The Canadian federal government has indicated that over time, the new Clean Fuel Standard would replace the current Renewable Fuels Regulations. Since January 2017, the Canadian federal government has been conducting public consultation on the proposed framework. The Canadian Government is reporting that new regulations under the Clean Fuel Standard are targeted to come into force on January 1, 2022 (for liquid fuels) and January 1, 2023 (for gaseous and solid fuel regulations). At this time, we do not know how a new clean fuel regulatory framework in Canada could impact demand for our renewable fuel.

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

We are, and from time to time become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Many of these matters raise complicated factual and legal issues and are subject to uncertainties and complexities, all of which make the matters costly to address. For example, in recent years, wage and employment laws have changed regularly and become increasingly complex, which has fostered litigation, including purported class actions. Similarly, citizen suits brought pursuant to environmental laws, such as those regulating the treatment of storm water runoff, have proliferated. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our consolidated financial condition, results of operations and cash flows. See discussion in Note 12, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Our financial results could be adversely affected by impairments of goodwill, indefinite-lived intangibles or property and equipment.

As a result of our acquisition strategy, we have a material amount of goodwill, indefinite-lived intangibles and property and equipment recorded in our financial statements. We do not amortize our existing goodwill or indefinite-lived intangibles and are required to test goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter of the year and whenever events or changes in circumstances indicate that the carrying value of goodwill and/or indefinite-lived intangible assets may not be recoverable using the one-step process prescribed in the new accounting guidance that we early adopted on January 1, 2017. The process screens for and measures the amount of the impairment, if any. The recoverability of property and equipment is tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Application of the impairment test requires judgment. A significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported results. See the section Goodwill and Indefinite-Lived Intangible Assets in Note 3, “Summary of Significant Accounting Policies” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

For example, the U.S. Congress, the Canadian government, the Organisation for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of "base erosion and profit shifting," where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. In 2019, Canada ratified the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting, or MLI, as part of the OECD/G20 initiative to counter what was perceived as base erosion and profit shifting. The MLI entered into force in Canada on December 1, 2019 and will enter into effect with respect to certain of Canada’s tax treaties on January 1, 2020 for withholding taxes and for other taxes (including capital gains taxes) for tax years beginning on or after June 1, 2020. As a result of these and other changes, the tax laws in the United States, Canada, and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.

Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, or that become more adverse to our business than we anticipated at the time of acquisition.

It is possible that the corporate entities or sites we have acquired, or which we may acquire in the future, have liabilities or risks in respect of former or existing operations or properties, or otherwise, which we have not been able to identify and assess through our due diligence investigations. As a successor owner, we may be legally responsible for those liabilities that arise from businesses that we acquire. Even if we obtain legally enforceable representations, warranties and indemnities from the sellers of such businesses, they may not cover the liabilities fully or the sellers may not have sufficient funds to perform their obligations. Some environmental liabilities, even if we do not expressly assume them, may be imposed on us under various regulatory schemes and other applicable laws. In addition, our insurance program may not cover such sites and will not cover liabilities associated with some environmental issues that may have existed prior to attachment of coverage. A successful uninsured claim against us could harm our financial condition or operating results. Additionally, there may be other risks of which we are unaware that could have an adverse effect on businesses that we acquire or have acquired, such as foreign, state and local regulation and administrative risks. Another example of risk is interested parties that may bring actions against us in connection with operations that we acquire or have acquired. Furthermore, risks or liabilities we judge to be not material or remote at the time of acquisition may develop into more serious risks to our business. Any adverse outcome resulting from such risks or liabilities could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and share price. For example, see the discussions regarding the Lower Duwamish Waterway Superfund Site Allocation Process in Note 12, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Our indebtedness could adversely affect our financial condition and limit our financial flexibility.

As of December 31, 2019, we had approximately $4.376 billion of total indebtedness outstanding, and we may incur additional debt in the future. This amount of indebtedness could:

● increase our vulnerability to general adverse economic and industry conditions;

● expose us to interest rate risk since a significant portion of our indebtedness is at variable rates;

● limit our ability to obtain additional financing or refinancing at attractive rates;

● require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures, dividends, share repurchases and other general corporate purposes;

● limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

● place us at a competitive disadvantage relative to our competitors with less debt.

In addition, a portion of our indebtedness, including interest rate swaps, is at variable rates which are based on the London Interbank Offered Rate, or LIBOR, which is expected to no longer be published by 2021. The FASB added the Secured Overnight Financing Rate, or SOFR, as an eligible benchmark interest rate in order to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. We are developing a plan to transition our indebtedness from LIBOR to SOFR.

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

If we are unable to obtain performance or surety bonds, letters of credit or insurance, we may not be able to enter into additional solid waste or other collection contracts or retain necessary landfill operating permits. Collection contracts, municipal contracts, transfer station operations and landfill closure and post-closure obligations may require performance or surety bonds, letters of credit or other financial assurance to secure contractual performance or comply with federal, state, provincial or local environmental laws or regulations. We typically satisfy these requirements by posting bonds or letters of credit. As of December 31, 2019, we had approximately $1.081 billion of such surety bonds in place and approximately $107.6 million of letters of credit issued. Closure bonds are difficult and costly to obtain. If we are unable to obtain performance or surety bonds or additional letters of credit in sufficient amounts or at acceptable rates, we could be precluded from entering into additional collection contracts or obtaining or retaining landfill operating permits. Any future difficulty in obtaining insurance also could impair our ability to secure future contracts that are conditional upon the contractor having adequate insurance coverage. Accordingly, our failure to obtain performance or surety bonds, letters of credit or other financial assurances or to maintain adequate insurance coverage could limit our operations or violate federal, state, provincial, or local requirements, which could have a materially adverse effect on our business, financial condition and results of operations.

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

Existing environmental laws and regulations have become more stringently enforced in recent years. In addition, our industry is subject to regular enactment of new or amended federal, state, provincial and local environmental and health and safety statutes, regulations and ballot initiatives, as well as judicial decisions interpreting these requirements, which have become more stringent over time. Citizen suits brought pursuant to environmental laws have proliferated, along with the use of social media to drive such efforts. We expect these trends to continue, which could lead to material increases in our costs for future environmental, health and safety compliance. These requirements also impose substantial capital and operating costs and operational limitations on us and may adversely affect our business. In addition, federal, state, provincial and local governments may change the rights they grant to, the restrictions they impose on or the laws and regulations they enforce against, solid waste and E&P waste services companies. These changes could adversely affect our operations in various ways, including without limitation, by restricting the way in which we manage storm water runoff, comply with health and safety laws, treat and dispose of E&P or other waste or our ability to operate and expand our business.

Governmental authorities and various interest groups in the United States and Canada have promoted laws and regulations designed to limit greenhouse gas, or GHG, emissions in response to growing concerns regarding climate change. For example, the State of California, the Canadian federal government and several Canadian provinces have enacted climate change laws, and other states and provinces in which we operate are considering similar actions. The US EPA made an endangerment finding in 2009 allowing certain GHGs to be regulated under the CAA. This finding allows the EPA to create regulations that will impact our operations – including imposing emission reporting, permitting, control technology installation and monitoring requirements, although the materiality of the impacts will not be known until all applicable regulations are promulgated and finalized. The Canadian federal government enacted the Greenhouse Gas Pollution Pricing Act in June 2018, which established a national carbon-pricing regime starting in 2019 for provinces and territories in Canada where there is no provincial regime in place or where the provincial regime does not meet the federal benchmark. Often referred to as the federal backstop, the federal carbon-pricing regime consists of a carbon levy that is applied to fossil fuels and an output-based pricing system (“OBPS”) that is applied to certain industrial facilities with reported emissions of 50,000 tonnes of carbon dioxide equivalent (“CO2e”) or more per year. The carbon levy applies to prescribed liquid, gaseous, and solid fuels at a rate that is equivalent to $20 per tonne of CO2e in 2019, increasing annually, until it reaches $50 per tonne of CO2e by 2022. Several Canadian provinces have promulgated legislation and regulations to limit GHG emissions through requirements of specific controls, carbon levies, cap and trade programs or other measures. Comprehensive GHG legislation or regulation, including carbon pricing, affects not only our business, but also that of our customers.

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

We may also be liable for any on-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal we or our predecessors arranged or conducted. Some environmental laws and regulations may impose strict, joint and several liability in connection with releases of regulated substances into the environment. Therefore, in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties, including our predecessors. If we were to incur liability for environmental damage, environmental clean-ups, corrective action or damage not covered by insurance or in excess of the amount of our coverage, our financial condition or operating results could be materially adversely affected. For example, see the discussion regarding the Lower Duwamish Waterway Superfund Site Allocation Process in Note 12, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

We depend significantly on the services of the members of our senior and regional management team, and the departure of any of those persons could cause our operating results to suffer.

Our success depends significantly on the continued individual and collective contributions of our senior and regional management team. Key members of our management have entered into employment agreements, but we may not be able to enforce these agreements. The loss of the services of any member of our senior and regional management or the inability to hire and retain experienced management personnel could harm our operating results.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2019, we owned 300 solid waste collection operations, 124 transfer stations, 60 MSW landfills, 12 E&P waste landfills, 14 non-MSW landfills, one development stage landfill, 66 recycling operations, four intermodal operations, 23 E&P liquid waste injection wells and 19 E&P waste treatment and oil recovery facilities, and operated, but did not own, an additional 51 transfer stations, 10 MSW landfills and two intermodal operations, in 42 states in the U.S. and six provinces in Canada. Non-MSW landfills accept construction and demolition, industrial and other non-putrescible waste. We lease certain of the sites on which these facilities are located. We lease various office facilities, including our combined corporate and regional offices in Ontario, Canada, where we occupy approximately 12,000 square feet of space, and our administrative and regional offices in The Woodlands, Texas, where we occupy approximately 82,000 square feet of space. We also maintain regional administrative offices in each of our segments. We own a variety of equipment, including waste collection and transportation vehicles, related support vehicles, double-stack rail cars, carts, containers, chassis and heavy equipment used in landfill, collection, transfer station, waste treatment and intermodal operations. We believe that our existing facilities and equipment are adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets in connection with future acquisitions.

ITEM 3.  LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found under the “Legal Proceedings” section in Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10K and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In 2016, Waste Connections, Inc., a Delaware corporation, entered into a business combination transaction with Progressive Waste Solutions Ltd., a corporation organized under the laws of Ontario, Canada (“Progressive Waste” and the transaction, the “Progressive Waste acquisition”).  The public company that remained following the transaction is Waste Connections, Inc., a corporation organized under the laws of Ontario, Canada.  References to the “Company” and “Waste Connections” refer to the Delaware corporation, Waste Connections, Inc. (now known as Waste Connections US, Inc.) before the Progressive Waste acquisition and the combined business thereafter.  All references to “dollars” or “$” used herein refer to U.S. dollars, and all references to CAD $ used herein refer to Canadian dollars, unless otherwise stated.

Our common shares are listed on the New York Stock Exchange, or NYSE, and the Toronto Stock Exchange, or TSX, under the symbol “WCN”.

As of February 3, 2020, there were 99 holders of record of our common shares. Because many of our common shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

On February 12, 2020, we announced that our Board of Directors approved a regular quarterly cash dividend of $0.185 per common share. All dividends paid by the Company on its common shares after June 1, 2016 are designated as “eligible dividends” for Canadian federal income tax purposes and such treatment will continue unless a notification of change is posted on our website. Our Board of Directors will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. We cannot assure you as to the amounts or timing of future dividends. We have the ability under our Credit Agreement (as defined below) and master note purchase agreements to repurchase our common shares and pay dividends provided we maintain specified financial ratios.

Performance Graph

The following performance graph compares the total cumulative shareholder returns on our common shares over the past five fiscal years with the total cumulative returns for the S&P 500 Index, the S&P/TSX 60 Index and the Dow Jones U.S. Waste and Disposal Services Index.

The graph depicts a five-year comparison of cumulative total returns for the Company’s common shares. The graph assumes an investment of US$100 in our common shares on December 31, 2014, and the reinvestment of all dividends. This chart has been calculated in compliance with SEC requirements and prepared by Capital IQ® using the USD index in the case of the S&P/TSX 60 Index.

Comparison of Cumulative Five Year Total Return
$350
$300
$250
$200
$150
$100
$50
$0
2014
2015
2016
2017
2018
2019
Waste Connections, Inc.
S&P 500 Index
S&P/TSX 60 Index
Dow Jones U.S. Waste & Disposal Services Index

This graph and the accompanying text is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Base	Indexed Returns
	Period	Years Ending
Company Name / Index	Dec14	Dec15	Dec16	Dec17	Dec18	Dec19
Waste Connections, Inc.	$100	$129.43	$182.21	$248.65	$262.26	$323.08
S&P 500 Index	$100	$101.38	$113.51	$138.29	$132.23	$173.86
S&P/TSX 60 Index	$100	$76.91	$96.68	$113.60	$96.32	$123.69
Dow Jones U.S. Waste & Disposal Services Index	$100	$104.19	$126.22	$147.78	$147.95	$199.87

THE SHARE PRICE PERFORMANCE INCLUDED IN THIS GRAPH IS NOT NECESSARILY INDICATIVE OF FUTURE SHARE PRICE PERFORMANCE.

ITEM 6.  SELECTED FINANCIAL DATA

This table sets forth our selected financial data for the periods indicated. This data should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements, including the related notes and our independent registered public accounting firm’s report and the other financial information included in Item 8 of this Annual Report on Form 10-K. The selected data in this section is not intended to replace the consolidated financial statements included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2019 (a)	2018 (a)	2017 (a)	2016	2015
	(in thousands of U.S. dollars, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$5,388,679	$4,922,941	$4,630,488	$3,375,863	$2,117,287
Operating expenses:
Cost of operations	3,198,757	2,865,704	2,704,775	1,957,712	1,177,409
Selling, general and administrative	546,278	524,388	509,638	474,263	237,484
Depreciation	618,396	572,708	530,187	393,600	240,357
Amortization of intangibles	125,522	107,779	102,297	70,312	29,077
Impairments and other operating items	61,948	20,118	156,493	27,678	494,492
Operating income (loss)	837,778	832,244	627,098	452,298	(61,532)

Interest expense	(147,368)	(132,104)	(125,297)	(92,709)	(64,236)
Interest income	9,777	7,170	5,173	602	487
Other income (expense), net	5,704	(170)	1,536	1,174	(1,005)
Income (loss) before income tax provision	705,891	707,140	508,510	361,365	(126,286)

Income tax (provision) benefit	(139,210)	(159,986)	68,910	(114,044)	31,592
Net income (loss)	566,681	547,154	577,420	247,321	(94,694)

Plus (less): Net loss (income) attributable to noncontrolling interests	160	(283)	(603)	(781)	(1,070)
Net income (loss) attributable to Waste Connections	$566,841	$546,871	$576,817	$246,540	$(95,764)

Earnings (loss) per common share attributable to Waste Connections’ common shareholders:
Basic	$2.15	$2.07	$2.19	$1.07	$(0.52)
Diluted	$2.14	$2.07	$2.18	$1.07	$(0.52)

Shares used in the per share calculations:
Basic (b)	263,792,693	263,650,155	263,682,608	230,325,012	185,237,896
Diluted (b)	264,526,561	264,395,618	264,302,411	231,081,496	185,237,896

Cash dividends per common share	$0.665	$0.580	$0.500	$0.410	$0.357
Cash dividends paid	$175,067	$152,550	$131,975	$92,547	$65,990
(a)

For more information regarding this selected financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in Item 7 of this Annual Report on Form 10-K.

(b)	Share amounts have been retroactively adjusted to reflect the split of our common shares on a three-for-two basis, effective as of June 16, 2017.

	December 31,
	2019	2018	2017	2016	2015
	(in thousands of U.S. dollars)
BALANCE SHEET DATA:
Cash and equivalents	$326,738	$319,305	$433,815	$154,382	$10,974
Working capital surplus (deficit)	123,370	206,068	374,269	51,215	(65,575)
Property and equipment, net	5,516,347	5,168,996	4,820,934	4,738,055	2,738,288
Total assets	13,737,695	12,627,329	12,014,681	11,103,925	5,072,071
Long-term debt and notes payable	4,353,782	4,153,465	3,899,572	3,616,760	2,147,127
Total equity	6,938,354	6,460,188	6,274,070	5,654,877	1,991,784

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

2019 Financial Performance

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

Operating Results

Revenues in 2019 increased 9.5% to $5.389 billion from $4.923 billion in 2018, due partly to acquisitions closed during, or subsequent to, the prior year, net of divestitures, which accounted for $292.0 million in incremental revenues in 2019, with the remainder due primarily to internal growth in solid waste and higher E&P waste activity. Solid waste internal growth was 4.3%, due to price increases and fuel, materials and environmental surcharges, which were partially offset by lower volumes and recycled commodity values. Pricing growth was 5.2%, with core pricing up 5.1% and fuel, materials and environmental surcharges adding another 0.1%. Volumes decreased by 0.2% on increases in landfill and hauling volumes, more than offset by purposeful shedding of poor quality volumes at certain Progressive Waste operations. Decreases in recycled commodity prices resulted in another 0.7% decrease to internal solid waste growth. E&P waste revenues increased to $256.0 million from $244.6 million in 2018, due primarily to increased activity at existing facilities.

In 2019, adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, a non-GAAP financial measure (refer to page 68 of this Annual Report on Form 10-K for a definition and reconciliation to Net income attributable to Waste Connections), increased 6.8% to $1.674 billion, from $1.566 billion in 2018. As a percentage of revenue, adjusted EBITDA decreased from 31.8% in 2018, to 31.1% in 2019. This 0.7 percentage point decrease was primarily due to lower recycled commodity values and renewable energy credits derived from the sale of landfill gas. Adjusted net income attributable to Waste Connections, a non-GAAP financial measure (refer to page 69 of this Annual Report on Form 10-K for a definition and reconciliation to Net income attributable to Waste Connections), in 2019 increased 7.8% to $719.6 million from $667.3 million in 2018.

Adjusted Free Cash Flow

Net cash provided by operating activities increased 9.2% to $1.541 billion in 2019, from $1.411 billion in 2018, and capital expenditures for property and equipment increased from $546.1 million in 2018 to $634.4 million in 2019, an increase of $88.3 million, or 16.2%. The increase in capital expenditures was primarily due to acquisitions closed during, or subsequent to, the prior year, as well as new municipal contracts awarded during the year. Adjusted free cash flow, a non-GAAP financial measure (refer to page 67 of this Annual Report on Form 10-K for a definition and reconciliation to Net cash provided by operating activities), increased by $36.9 million to $916.8 million in 2019, from $879.9 million in 2018. Adjusted free cash flow as a percentage of revenues was 17.0% in 2019, as compared to 17.9% in 2018.

Return of Capital to Shareholders

In 2019, we returned $175.1 million to shareholders through cash dividends declared by our Board of Directors, which also increased the quarterly cash dividend by 15.6%, from $0.16 to $0.185 per common share in October 2019. Cash dividends increased $22.5 million, or 14.8%, from $152.6 million in 2018, due to a 14.3% increase in the quarterly cash dividend declared by our Board of Directors in October 2018, followed by the additional increase in October 2019. Our Board of Directors intends to review the quarterly dividend during the fourth quarter of each year, with a long-term objective of increasing the amount of the dividend. In 2019, we did not repurchase any common shares due to expectations regarding the size and timing of acquisitions. We expect the amount of capital we return to shareholders through share repurchases to vary depending on our financial condition and results of operations, capital structure, the amount of cash we deploy on acquisitions, expectations regarding the timing and size of acquisitions, the market price of our common shares, and overall market conditions. We cannot assure you as to the amounts or timing of future share repurchases or dividends. We have the ability under our Credit Agreement and master note purchase agreements to repurchase our common shares and pay dividends provided that we maintain specified financial ratios.

Capital Position

We target a leverage ratio, as defined in our Credit Agreement, of approximately 2.5x – 3.0x total debt to EBITDA. The percentage increase in EBITDA in 2019 more than offset the percentage increase in debt in 2019; therefore, our leverage ratio decreased to 2.41x at December 31, 2019, from 2.45x at December 31, 2018.

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

Income taxes. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. If our judgment and estimates concerning assumptions made in calculating our expected future income tax rates are incorrect, our deferred income tax assets and liabilities would change. Based on our deferred income tax liability balance at December 31, 2019, each 0.1 percentage point change to our expected future income tax rates would change our deferred income tax liability balance and income tax expense by approximately $3.1 million.

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

In connection with our analysis of the Tax Act, we recorded a discrete net income tax benefit of $269.8 million in the year ended December 31, 2017. This net income tax benefit was primarily the result of the reduction to the corporate income tax rate. Additionally, the Tax Act’s one-time deemed repatriation transition tax, or the Transition Tax, on certain unrepatriated earnings of non-U.S. subsidiaries is a tax on previously untaxed accumulated and current earnings and profits of certain of our non-U.S. subsidiaries. To determine the amount of the Transition Tax, we had to determine, in addition to other factors, the amount of post-1986 earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $1.0 million for the year ended December 31, 2017. The Transition Tax, which has been determined to be complete, resulted in a total Transition Tax obligation of $0.7 million, with a corresponding adjustment of $0.3 million to income tax expense for the year ended December 31, 2018. Further, as it relates to our policy regarding the accounting for the tax impacts of global intangible low-taxed income, we have elected to record the tax impacts as period costs.

Additionally, in conjunction with the Tax Act, we recorded a provisional deferred income tax expense of $62.4 million for the year ended December 31, 2017 associated with a portion of our U.S. earnings no longer permanently reinvested. During the year ended December 31, 2018, we recorded a deferred income tax expense of $6.4 million associated with refinements to the prior year estimate as a measurement period adjustment pursuant to SAB 118. This resulted in total deferred income tax expense of $68.8 million which has been determined to be complete.

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

Final capping, closure and post-closure obligations. We accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and the landfills that we operate, but do not own, under life-of-site agreements. We could have additional material financial obligations relating to final capping, closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future. Our discount rate assumption for purposes of computing 2019 and 2018 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects our long-term credit adjusted risk free rate as of the end of both 2018 and 2017. Our inflation rate assumption was 2.5% for the years ended December 31, 2019 and 2018. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill final capping, closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations. Additionally, changes in regulatory or legislative requirements could increase our costs related to our landfills, resulting in a material adverse effect on our financial condition and results of operations.

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

Goodwill and indefinite-lived intangible assets testing. Goodwill and indefinite-lived intangible assets are tested for impairment on at least an annual basis in the fourth quarter of the year. In addition, we evaluate our reporting units for impairment if events or circumstances change between annual tests indicating a possible impairment. Examples of such events or circumstances include, but are not limited to, the following:

● a significant adverse change in legal factors or in the business climate;

● an adverse action or assessment by a regulator;

● a more likely than not expectation that a segment or a significant portion thereof will be sold;

● the testing for recoverability of a significant asset group within the segment; or

● current period or expected future operating cash flow losses.

We elected to early adopt the guidance issued by the Financial Accounting Standards Board, or FASB, “Simplifying the Test for Goodwill Impairment” on January 1, 2017. The new guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. As such, the impairment analysis is only one step. In this step, we estimate the fair value of each of our reporting units, which consisted of testing our five geographic solid waste operating segments and our E&P segment at December 31, 2019, 2018, and 2017, using discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit. We compare the fair value of each reporting unit to the carrying value of its net assets. If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results. If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In testing indefinite-lived intangible assets for impairment, we compare the estimated fair value of each indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in our Consolidated Statements of Net Income.

Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization. For our impairment testing of our solid waste geographic operating segments for the year ended December 31, 2019, we determined that the indicated fair value of our reporting units exceeded their carrying value by approximately 120% on average and, therefore, we did not record an impairment charge. The detailed results of our 2019, 2018 and 2017 impairment tests are described in Note 3 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Upon adopting the goodwill impairment accounting guidance in the first quarter of 2017, we performed an updated impairment test for our E&P segment. The impairment test involved measuring the recoverability of goodwill by comparing the E&P segment’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using an income approach employing a DCF model. The DCF model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the operating locations comprising the E&P segment. This was based on a number of key assumptions, including, but not limited to, a discount rate of 11.7%, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas exploration and production activity during the forecast period, gross margins based on estimated operating expense requirements during the forecast period and estimated capital expenditures over the forecast period, all of which were classified as Level 3 in the fair value hierarchy. The impairment test showed the carrying value of the E&P segment exceeded its fair value by an amount in excess of the carrying amount of goodwill, or $77.3 million. Therefore, we recorded an impairment charge of $77.3 million, consisting of the carrying amount of goodwill at our E&P segment at January 1, 2017, to Impairments and other operating charges in the Consolidated Statements of Net Income during the year ended December 31, 2017.

Additionally, we evaluated the recoverability of the E&P segment’s indefinite-lived intangible assets (other than goodwill) by comparing the estimated fair value of each indefinite-lived intangible asset to its carrying value. We estimated the fair value of the indefinite-lived intangible assets using an excess earnings approach. Based on the result of the recoverability test during the years ended December 31, 2019, 2018 and 2017, we did not record an impairment charge.

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

Other revenues consist primarily of the sale of methane gas generated from our MSW landfills and revenues from intermodal services. Intermodal revenue is primarily generated through providing intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities. The fees received for intermodal services are based on negotiated rates and vary depending on volume commitments by the shipper and destination.

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented. The following table disaggregates our revenue by service line for the periods indicated (dollars in thousands of U.S. dollars).

	Years Ended December 31,
	2019	2018	2017
Commercial	$1,593,217	$1,452,831	$1,343,590
Residential	1,380,763	1,189,148	1,130,842
Industrial and construction roll off	841,173	768,687	707,015
Total collection	3,815,153	3,410,666	3,181,447
Landfill	1,132,935	1,063,243	988,092
Transfer	771,316	670,129	589,883
Recycling	64,245	92,634	161,730
E&P	271,887	256,262	203,473
Intermodal and other	121,137	139,896	146,749
Intercompany	(787,994)	(709,889)	(640,886)
Total	$5,388,679	$4,922,941	$4,630,488

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers’ compensation, vehicle and equipment insurance, insurance and employee group health claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our significant costs of operations in 2019 were labor, third-party disposal and transportation, vehicle and equipment maintenance, taxes and fees, insurance and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers’ compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. We carry insurance for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability and directors’ and officers’ liability as well as for employee group health claims, property and workers’ compensation. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

Selling, general and administrative, or SG&A, expense includes management, sales force, clerical and administrative employee compensation and benefits, legal, accounting and other professional services, acquisition expenses, bad debt expense and lease cost for our administrative offices.

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

Presentation of Results of Operations, Segment Reporting, and Liquidity and Capital Resources

The following discussion and analysis of our Results of Operations, Segment Reporting, and Liquidity and Capital Resources includes a comparison for the year ended December 31, 2019 to the year ended December 31, 2018. A similar discussion and analysis that compares the year ended December 31, 2018 to the year ended December 31, 2017 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

The following table sets forth items in our Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2019	% of Revenues	2018	% of Revenues
Revenues	$5,388,679	100.0%	$4,922,941	100.0%
Cost of operations	3,198,757	59.4	2,865,704	58.2
Selling, general and administrative	546,278	10.1	524,388	10.7
Depreciation	618,396	11.5	572,708	11.6
Amortization of intangibles	125,522	2.3	107,779	2.2
Impairments and other operating items	61,948	1.2	20,118	0.4
Operating income	837,778	15.5	832,244	16.9

Interest expense	(147,368)	(2.7)	(132,104)	(2.7)
Interest income	9,777	0.2	7,170	0.2
Other income (expense), net	5,704	0.1	(170)	(0.0)
Income tax provision	(139,210)	(2.6)	(159,986)	(3.3)
Net income	566,681	10.5	547,154	11.1
Net loss (income) attributable to noncontrolling interests	160	0.0	(283)	(0.0)
Net income attributable to Waste Connections	$566,841	10.5%	$546,871	11.1%

Years Ended December 31, 2019 and 2018

Revenues.  Total revenues increased $465.8 million, or 9.5%, to $5.389 billion for the year ended December 31, 2019, from $4.923 billion for the year ended December 31, 2018.

During the year ended December 31, 2019, incremental revenue from acquisitions closed during, or subsequent to, the year ended December 31, 2018, increased revenues by approximately $312.7 million.

Operations that were divested in 2018 decreased revenues by approximately $20.7 million for the year ended December 31, 2019.

During the year ended December 31, 2019, the net increase in prices charged to our customers at our existing operations was $237.0 million, consisting of $230.5 million of core price increases and $6.5 million from surcharges.

During the year ended December 31, 2019, volume decreases in our existing business decreased solid waste revenues by $8.9 million due primarily to declines in transfer station volumes in our Eastern segment resulting from the termination of our New York City Department of Sanitation marine terminal operations contract with a third party, declines in residential collection in certain markets at our Eastern segment due to competition from lower-priced haulers, declines in residential collection in our Southern and Canada segments due to the non-renewal of certain contracts acquired in the Progressive Waste acquisition and declines in landfill municipal solid waste volumes in our Southern and Central segments exceeding increased collection and landfill volumes in our Western segment.

E&P revenues at facilities owned and fully-operated during the years ended December 31, 2019 and 2018 increased by $10.8 million due to increased drilling activity and E&P disposal volumes primarily in our Louisiana Gulf of Mexico and Permian Basins.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $16.6 million for the year ended December 31, 2019.  The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7537 and 0.7713 in the years ended December 31, 2019 and 2018, respectively.

Revenues from sales of recyclable commodities at facilities owned during the years ended December 31, 2019 and 2018 decreased $31.9 million, due primarily to decreased prices for old corrugated cardboard and other fiber products resulting from a reduction in overseas demand.

Other revenues decreased by $16.6 million during the year ended December 31, 2019, due primarily to a decrease in intermodal revenues resulting from customer losses causing a reduction in cargo volume as well as a reduction in the prices for renewal energy credits associated with the generation of landfill gas primarily in our Canada segment.

Cost of Operations.  Total cost of operations increased $333.1 million, or 11.6%, to $3.199 billion for the year ended December 31, 2019, from $2.866 billion for the year ended December 31, 2018. The increase was primarily the result of $210.4 million of operating costs from acquisitions closed during, or subsequent to, the year ended December 31, 2018 and an increase in operating costs at our existing operations of $149.5 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $17.7 million at operations divested during, or subsequent to, the year ended December 31, 2018 and a decrease of $9.1 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

The increase in operating costs at our existing operations of $149.5 million for the year ended December 31, 2019, assuming foreign currency parity, was comprised of an increase in labor expenses of $48.1 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $27.1 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase in third-party trucking and transportation expenses of $18.3 million due primarily to outsourcing transportation services to third party operators at certain locations and increased rates charged by third parties to provide trucking and transportation services, an increase of $13.6 million resulting from higher costs per ton charged by third party processors of recyclable commodities, an increase in 401(k) matching expenses of $9.5 million due to our increasing the maximum matching contribution rate to our employees and higher credits recorded in the prior year period resulting from employee forfeitures, an increase in leachate disposal expenses of $7.6 million due to increased precipitation from harsh weather generating higher leachate volumes primarily in our Eastern and Southern segments as well as higher costs per gallon for leachate transportation and treatment, an increase in subcontracted operating expenses of $6.6 million due primarily to utilizing third party haulers to assist in the performance of certain collection contracts at our solid waste segments and certain operating activities at our E&P segment, an increase in taxes on revenues of $6.5 million due primarily to increased revenues in our solid waste markets, an increase in landfill monitoring, environmental compliance and daily cover expenses of $5.2 million due to increased compliance requirements under our landfill operating permits, an increase in diesel fuel expense of $4.8 million due primarily to the prior year period benefiting from purchasing a portion of our diesel fuel needs under a favorable fuel hedge agreement that expired in December 2018, a $4.4 million increase in expenses for auto and workers’ compensation claims due primarily to higher adjustments recorded in the prior year period to decrease projected losses on outstanding claims and an increase in the deductible on our auto claims resulting in a higher portion of costs being paid by us, an increase in equipment and facility rental expenses of $3.1 million due primarily to increased truck rental expenses in our Southern segment and the adoption on January 1, 2019 of new accounting standards associated with leases, an increase in insurance premiums for our auto and workers’ compensation policies of $2.1 million due primarily to insurance cost increases, growth from acquisitions and a non-recurring reduction in expense during the prior year period in our Canada segment resulting from an annual workers’ compensation premium audit and $8.2 million of other net expense increases, partially offset by a decrease in employee benefits expenses of $5.9 million due primarily to a reduction in the employer-paid portion of medical claims resulting from a change in medical plan providers, a decrease in compressed natural gas expense of $5.0 million due primarily to the recognition in 2019 of two years of tax credits associated with the purchase of compressed natural gas fuel and a $4.7 million decrease in intermodal expenses resulting from a decrease in intermodal cargo volume due to customer losses.

Cost of operations as a percentage of revenues increased 1.2 percentage points to 59.4% for the year ended December 31, 2019, from 58.2% for the year ended December 31, 2018. The increase as a percentage of revenues consisted of a 0.5 percentage point increase from the net impact of cost of operations expenses from acquisitions closed during, or subsequent to, the year ended December 31, 2018, a 0.2 percentage point increase from higher maintenance and repair expenses, a 0.2 percentage point increase from higher labor expenses, a 0.2 percentage point increase from higher 401(k) matching expenses, a 0.2 percentage point increase from an increase in recyclable commodities processing expenses, a 0.1 percentage point increase from higher leachate disposal expenses and a 0.1 percentage point increase from higher subcontracted operating expenses, partially offset by a 0.3 percentage point decrease from improved internalization of collected waste volumes disposed at third party locations.

SG&A.  SG&A expenses increased $21.9 million, or 4.2%, to $546.3 million for the year ended December 31, 2019, from $524.4 million for the year ended December 31, 2018.  The increase was comprised of $25.9 million of additional SG&A expenses from operating locations at acquisitions closed during, or subsequent to, the year ended December 31, 2018, partially offset by a decrease of $1.0 million in SG&A expenses at our existing operations, assuming foreign currency parity, a decrease of $1.7 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods and a decrease of $1.3 million consisting of SG&A expenses from operations divested during, or subsequent to, the year ended December 31, 2018.

The decrease in SG&A expenses at our existing operations of $1.0 million, assuming foreign currency parity, for the year ended December 31, 2019 was comprised of a decrease in professional fees expense of $13.1 million primarily due to reduced legal expenses resulting from reimbursements related to legal matters covered under our insurance policies and the settlement of certain legal matters subsequent to December 31, 2018, a decrease of $5.0 million in equity-based compensation expenses associated with the prior year adjustment of Waste Connections, Inc. common shares held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options, a further decrease in equity-based compensation expenses of $1.1 million associated with equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, a decrease of $4.6 million in expenses for uncollectible accounts receivable resulting primarily from improved collection results in our solid waste segments and adjustments to prior period reserve estimates at our E&P segment, a decrease in employee benefits expenses of $2.9 million due primarily to a reduction in the employer-paid portion of medical claims  resulting from a change in medical plan providers and a decrease in integration-related expenses of $2.8 million incurred in the prior year period resulting from the acquisition of Progressive Waste, partially offset by an increase in deferred compensation expenses of $5.9 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked, an increase in equity-based compensation expenses of $5.6 million associated with our annual recurring grant of restricted share units to our personnel, an increase in direct acquisition expenses of $3.7 million due to higher acquisition activity, an increase in 401(k) matching expenses of $3.4 million due to our increasing the maximum matching contribution rate to our employees and credits recorded in the prior year period from employee forfeitures, an increase in payroll and payroll-related expenses of $2.8 million due primarily to annual compensation increases, an increase in management training expenses of $1.5 million due to an expansion of our management training curriculum, an increase in credit card fee expenses of $1.5 million due to an increase in the volume of customers paying for services with credit cards, an increase in software licenses and subscriptions expenses of $1.5 million due primarily to the addition of new human resources and data security applications and $2.6 million of other net expense increases.

SG&A expenses as a percentage of revenues decreased 0.6 percentage points to 10.1% for the year ended December 31, 2019, from 10.7% for the year ended December 31, 2018. The decrease as a percentage of revenues consisted of a 0.3 percentage point decrease from lower legal expenses, a 0.1 percentage point decrease from equity-based compensation expenses associated with the exchange of shares held in our deferred compensation plan, a 0.1 percentage point decrease from lower expenses for uncollectible accounts receivable and a 0.1 percentage point decrease from all other changes.

Depreciation.  Depreciation expense increased $45.7 million, or 8.0%, to $618.4 million for the year ended December 31, 2019, from $572.7 million for the year ended December 31, 2018.  The increase was comprised of depreciation and depletion expense of $24.9 million from acquisitions closed during, or subsequent to, the year ended December 31, 2018, an increase in depletion expense of $16.0 million at our existing landfills due primarily to expected increases in future site build out and closure costs increasing our per unit depletion rates and higher E&P and municipal solid waste volumes and additional depreciation expense of $7.0 million associated with additions to our fleet and equipment purchased to support our existing operations exceeding the impact of certain equipment acquired from the acquisition of Progressive Waste becoming fully depreciated subsequent to June 1, 2019, partially offset by a decrease of $2.2 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Depreciation expense as a percentage of revenues decreased 0.1 percentage points to 11.5% for the year ended December 31, 2019, from 11.6% for the year ended December 31, 2018. The decrease as a percentage of revenues was attributable to certain equipment acquired from the acquisition of Progressive Waste becoming fully depreciated subsequent to June 1, 2019.

Amortization of Intangibles.  Amortization of intangibles expense increased $17.7 million, or 16.5% to $125.5 million for the year ended December 31, 2019, from $107.8 million for the year ended December 31, 2018. The increase was the result of $28.8 million from intangible assets acquired in acquisitions closed during, or subsequent to, the year ended December 31, 2018, partially offset by a decrease of $10.4 million from certain intangible assets becoming fully amortized subsequent to December 31, 2018 and a decrease of $0.7 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Amortization expense as a percentage of revenues increased 0.1 percentage points to 2.3% for the year ended December 31, 2019, from 2.2% for the year ended December 31, 2018.  The increase as a percentage of revenues was due primarily to the impact of amortization expense associated with acquisitions closed during, or subsequent to, the year ended December 31, 2018.

Impairments and Other Operating Items.  Impairments and other operating items increased $41.8 million, to net losses totaling $61.9 million for the year ended December 31, 2019, from net losses totaling $20.1 million for the year ended December 31, 2018.

The net losses of $61.9 million recorded during the year ended December 31, 2019 consisted of $25.8 million of charges in our Eastern segment associated with the write-down of an operating permit and equipment at a non-strategic materials recovery facility that was disposed of by sale on January 2, 2020, $15.4 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date, $8.5 million of losses on property and equipment at our existing operations that were disposed of through sales or as a result of being damaged in operations, $8.0 million resulting from the abandonment of a landfill development project at our E&P segment, $2.0 million of expenses associated with the settlement of various litigation claims, a $1.5 million expense charge to increase the fair value of amounts payable under liability-classified contingent consideration arrangements from acquisitions closed in periods prior to 2019 and $0.7 million of other net losses.

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

Operating Income.  Operating income increased $5.6 million, or 0.7%, to $837.8 million for the year ended December 31, 2019, from $832.2 million for the year ended December 31, 2018.  The increase was primarily attributable to operating income generated from acquisitions, price-led growth in our existing solid waste business and gross margins recognized on E&P volume growth, partially offset by an increase in impairments and other operating charges.

Operating income as a percentage of revenues decreased 1.4 percentage points to 15.5% for the year ended December 31, 2019, from 16.9% for the year ended December 31, 2018.  The decrease as a percentage of revenues was comprised of a 1.2 percentage point increase in cost of operations, a 0.8 percentage point increase in impairments and other operating items and a 0.1 percentage point increase in amortization expense, partially offset by a 0.6 percentage point decrease in SG&A expense and a 0.1 percentage point decrease in depreciation expense.

Interest Expense.  Interest expense increased $15.3 million, or 11.6%, to $147.4 million for the year ended December 31, 2019, from $132.1 million for the year ended December 31, 2018. The increase was primarily attributable to an increase of $18.6 million from the November 2018 issuance of our 2028 Senior Notes (as defined below), an increase of $12.4 million from the April 2019 issuance of our 2029 Senior Notes (as defined below) and an increase of $2.1 million due to higher interest rates on outstanding borrowings under our Credit Agreement (as defined below), partially offset by a decrease of $15.1 million due to a decrease in the average borrowings outstanding under our Credit Agreement, a decrease of $2.0 million from the repayment at maturity of our 2018 Senior Notes (as defined below) and 2019 Senior Notes (as defined below) using proceeds from our Credit Agreement and $0.7 million of other net decreases.

Interest Income.  Interest income increased $2.6 million, to $9.8 million for the year ended December 31, 2019, from $7.2 million for the year ended December 31, 2018.  The increase was primarily attributable to higher reinvestment rates in the current period and higher average cash balances.

Other Income (Expense), Net.  Other income (expense), net increased $5.9 million, to an income total of $5.7 million for the year ended December 31, 2019, from an expense total of $0.2 million for the year ended December 31, 2018. The increase was due primarily to a $6.1 million increase in income earned on investments purchased to fund our employee deferred compensation obligations and a $2.8 million increase in foreign currency transaction gains, partially offset by a $2.8 million decrease in adjustments to accrued liabilities acquired in prior year acquisitions and a $0.2 million decrease in other net income sources.

Income Tax Provision.  Income taxes decreased $20.8 million, or 13.0%, to $139.2 million for the year ended December 31, 2019, from $160.0 million for the year ended December 31, 2018.  Our effective tax rate for the year ended December 31, 2019 was 19.7%. Our effective tax rate for the year ended December 31, 2018 was 22.6%.

The income tax provision for the year ended December 31, 2019 included a $3.8 million expense primarily associated with a reduction in deferred income tax assets related to compensation of executive officers no longer deemed deductible for tax purposes.  Additionally, the income tax provision for the year ended December 31, 2019 included a benefit of $5.5 million from share-based payment awards being recognized in the income statement when settled.

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

We manage our operations through five geographic solid waste operating segments and our E&P segment, which includes the majority of our E&P waste treatment and disposal operations. Our five geographic solid waste operating segments and our E&P segment comprise our reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. In the third quarter of 2017, we moved a district from our Eastern segment to our Canada segment as a significant amount of its revenues are received from Canadian-based customers. In the first quarter of 2019, we moved two districts from our Eastern segment to our Central segment because their location was closer in proximity to operations in our Central segment. The segment information presented herein reflects the realignment of these districts.

At December 31, 2019, under the current orientation, our Eastern segment services customers located in northern Illinois, Kentucky, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; our Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central segment services customers located in Arizona, Colorado, southern Illinois, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and our Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan. The E&P segment services E&P customers located in Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands of U.S. dollars and as a percentage of total revenues for the periods indicated:

	Years Ended December 31,
	2019	% of Revenues	2018	% of Revenues
Eastern	$1,268,964	23.5%	$1,071,990	21.8%
Southern	1,192,922	22.1	1,122,548	22.8
Western	1,098,849	20.4	1,043,928	21.2
Central	838,584	15.6	711,554	14.4
Canada	733,282	13.6	727,213	14.8
E&P	256,078	4.8	245,708	5.0
	$5,388,679	100.0%	$4,922,941	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands of U.S. dollars and as a percentage of segment revenues for the periods indicated:

	Years Ended December 31,
	2019	% of Revenues	2018	% of Revenues
Western	$338,563	30.8%	$318,401	30.5%
Eastern	330,578	26.1%	295,016	27.5%
Southern	305,999	25.7%	276,791	24.7%
Central	292,111	34.8%	259,794	36.5%
Canada	256,405	35.0%	261,233	35.9%
E&P	135,426	52.9%	129,825	52.8%
Corporate(a)	(15,438)	—	(8,211)	—
	$1,643,644	30.5%	$1,532,849	31.1%
(a)

Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training, direct acquisition expenses, other administrative functions and share-based compensation expenses associated with Progressive Waste share-based grants existing at June 1, 2016. Amounts reflected are net of allocations to the six operating segments. For the years ended December 31, 2018 and 2017, amounts also include Progressive Waste integration-related expenses.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 16 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Significant changes in revenue and segment EBITDA for our reportable segments for the year ended December 31, 2019, compared to the year ended December 31, 2018, are discussed below.

Segment Revenue

Revenue in our Eastern segment increased $197.0 million, or 18.4%, to $1.269 billion for the year ended December 31, 2019, from $1.072 billion for the year ended December 31, 2018.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2018, of $158.7 million and net price increases of $59.4 million, partially offset by decreased recyclable commodity sales of $11.8 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products, solid waste volume decreases of $8.8 million primarily due to declines in residential collection in our Albany, NY market and declines in transfer station volumes in our New York City market exceeding higher landfill special waste volumes and other revenue decreases of $0.5 million.

Revenue in our Southern segment increased $70.4 million, or 6.3%, to $1.193 billion for the year ended December 31, 2019, from $1.123 billion for the year ended December 31, 2018.  The components of the increase consisted of net price increases of $57.9 million and net revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2018, of $57.2 million, partially offset by net revenue reductions from divestitures closed subsequent to December 31, 2018 of $20.7 million, solid waste volume decreases of $19.7 million primarily associated with losses in residential revenue resulting from the non-renewal of certain contracts acquired in the Progressive Waste acquisition, decreases in commercial volumes in certain markets and reductions in landfill municipal solid waste volumes, decreased recyclable commodity sales of $4.2 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and other revenue decreases of $0.1 million.

Revenue in our Western segment increased $54.9 million, or 5.3%, to $1.099 billion for the year ended December 31, 2019, from $1.044 billion for the year ended December 31, 2018.  The components of the increase consisted of net price increases of $35.3 million, solid waste volume increases of $27.0 million due to the net impact of increases associated with landfill municipal solid waste, landfill special waste, residential collection and commercial collection and net revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2018, of $1.9 million, partially offset by decreased recyclable commodity sales of $5.6 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products, decreased intermodal revenue of $3.5 million resulting from customer losses causing a reduction in cargo volume and other revenue decreases of $0.2 million.

Revenue in our Central segment increased $127.0 million, or 17.9%, to $838.6 million for the year ended December 31, 2019, from $711.6 million for the year ended December 31, 2018.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2018, of $90.2 million, net price increases of $41.0 million and other revenue increases of $1.3 million, partially offset by decreased recyclable commodity sales of $3.1 million resulting from the impact of declines in prices for old corrugated cardboard and solid waste volume decreases of $2.4 million due primarily to declines in landfill special waste volumes.

Revenue in our Canada segment increased $6.1 million, or 0.8%, to $733.3 million for the year ended December 31, 2019, from $727.2 million for the year ended December 31, 2018. The components of the increase consisted of net price increases of $43.3 million, revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2018, of $4.7 million and $0.7 million of other revenue increases, partially offset by a decrease of $16.6 million resulting from a lower average foreign currency exchange rate in effect during the comparable reporting periods, a decrease of $13.4 million resulting from reduced demand causing a reduction in the prices for renewal energy credits associated with the generation of landfill gas, decreased recyclable commodity sales of $7.2 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and solid waste volume decreases of $5.4 million primarily associated with losses in residential revenue resulting from the non-renewal of certain contracts acquired in the Progressive Waste acquisition.

Revenue in our E&P segment increased $10.4 million, or 4.2%, to $256.1 million for the year ended December 31, 2019, from $245.7 million for the year ended December 31, 2018. The increase was due to increased drilling activity and E&P disposal volumes primarily in our Louisiana Gulf of Mexico and Permian Basins.

Segment EBITDA

Segment EBITDA in our Western segment increased $20.2 million, or 6.3%, to $338.6 million for the year ended December 31, 2019, from $318.4 million for the year ended December 31, 2018.  The increase was due primarily to an increase in revenues of $54.9 million, a decrease in intermodal expenses of $4.6 million resulting from a decrease in intermodal cargo volume due to customer losses, a decrease in corporate overhead expense allocations of $4.2 million due to a reduction in expenses qualifying for allocation resulting in a decrease in the overhead allocation rate, a decrease in professional fees expense of $1.4 million resulting primarily from reduced legal expenses resulting from the settlement of certain legal matters subsequent to December 31, 2018, a decrease in compressed natural gas expense of $1.1 million due primarily to the recognition in 2019 of two years of tax credits associated with the purchase of compressed natural gas fuel and a decrease in uncollectible accounts receivable of $1.1 million resulting primarily from improved collection results and the recovery of certain accounts reserved against in the prior period, partially offset by an increase in direct and administrative labor expenses of $11.5 million due primarily to employee pay rate increases, an increase in taxes on revenues of $7.2 million due primarily to higher landfill and collection revenues, an increase in disposal expenses of $4.7 million due primarily to higher residential and commercial collection volumes disposed at third party facilities, an increase of $4.7 million resulting from higher costs per ton charged by third party processors of recyclable commodities, an increase in expenses for auto and workers’ compensation claims of $3.6 million due primarily to higher adjustments recorded in the prior year period to decrease projected losses on outstanding claims and an increase in the deductible on our auto claims resulting in a higher portion of costs being paid by us, an increase in truck, container, equipment and facility maintenance and repair expenses of $3.3 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase in third-party trucking and transportation expenses of $3.2 million due primarily to increased rates charged by third parties to provide trucking and transportation services, an increase in 401(k) matching expenses of $2.2 million due to our increasing the maximum matching contribution rate to our employees, an increase in property tax expenses of $0.9 million due to the reassessment of a landfill site following the receipt of an airspace expansion permit, an increase in landfill monitoring, environmental compliance and daily cover expenses of $0.9 million due to increased compliance requirements under our landfill operating permits, an increase in leachate disposal expenses of $0.8 million due to higher costs per gallon for leachate transportation and treatment, an increase in insurance premiums for our auto and workers’ compensation policies of $0.8 million due primarily to insurance cost increases and $3.3 million of other net expense increases.

Segment EBITDA in our Eastern segment increased $35.6 million, or 12.1%, to $330.6 million for the year ended December 31, 2019, from $295.0 million for the year ended December 31, 2018.  The increase was due primarily to an increase in revenues of $197.0 million, a decrease in disposal expenses of $4.4 million due to improved internalization of collected volumes into our disposal locations, a decrease in employee benefits expenses of $2.2 million due primarily to a reduction in the employer-paid portion of medical claims resulting from a change in medical plan providers and a decrease in compressed natural gas expense of $0.9 million due primarily to the recognition in 2019 of two years of tax credits associated with the purchase of compressed natural gas fuel, partially offset by a net $124.8 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $7.6 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $7.2 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase of $6.3 million resulting from higher costs per ton charged by third party processors of recyclable commodities, an increase in third-party trucking and transportation expenses of $5.0 million due primarily to increased rates charged by third parties to provide trucking and transportation services, an increase in expenses for auto and workers’ compensation claims of $4.7 million due primarily to higher adjustments recorded in the prior year period to reduce projected losses on outstanding claims, an increase in leachate disposal expenses of $3.8 million due to increased precipitation generating higher leachate volumes as well as higher costs per gallon for leachate treatment, an increase in 401(k) matching expenses of $2.1 million due to our increasing the maximum matching contribution rate to our employees, an increase in diesel fuel expense of $1.6 million due primarily to the prior year period benefiting from a favorable diesel fuel hedge agreement that expired in December 2018, an increase in subcontracted operating expenses of $0.9 million due primarily to utilizing third party haulers to assist in the performance of certain collection contracts, an increase in professional fees expenses of $0.9 million due primarily to increased costs associated with converting newly acquired sites to our third party billing statement solutions processor, an increase in insurance premiums for our auto and workers’ compensation policies of $0.6 million due primarily to insurance cost increases and growth from acquisitions, an increase in corporate overhead expense allocations of $0.6 million due to higher revenues for which overhead allocations are based and $2.8 million of other net expense increases.

Segment EBITDA in our Southern segment increased $29.2 million, or 10.6%, to $306.0 million for the year ended December 31, 2019, from $276.8 million for the year ended December 31, 2018.  The increase was due to an increase in revenues of $91.1 million from organic growth and acquisitions, a decrease in third party disposal expenses of $5.4 million due to improved internalization of waste collected at certain operating locations in Florida and Louisiana, a decrease in corporate overhead expense allocations of $4.0 million due to a reduction in expenses qualifying for allocation resulting in a decrease in the overhead allocation rate, a decrease in compressed natural gas expense of $2.1 million due primarily to the recognition in 2019 of two years of tax credits associated with the purchase of compressed natural gas fuel, a decrease in employee benefits expenses of $1.6 million due primarily to a reduction in the employer-paid portion of medical claims resulting from a change in medical plan providers, and a decrease in auto and workers’ compensation claims of $1.3 million due primarily to decreased claim severity in the current year period, partially offset by a net $32.0 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $12.6 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $10.7 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase in third-party trucking and transportation expenses of $4.9 million due primarily to increased rates charged by third parties to provide trucking and transportation services, an increase in 401(k) matching expenses of $3.4 million due to our increasing the maximum matching contribution rate to our employees, an increase in diesel fuel expense of $2.7 million due primarily to the prior year period benefiting from purchasing a portion of our diesel fuel needs under a favorable fuel hedge agreement that expired in December 2018, an increase in leachate disposal expenses of $2.2 million due to increased precipitation generating higher leachate volumes as well as higher costs per gallon for leachate treatment, a decrease to EBITDA of $1.7 million from the impact of operations disposed of during, or subsequent to, the year ended December 31, 2018, an increase in equipment and facility rental expenses of $1.4 million due primarily to increased truck rental expenses and the adoption on January 1, 2019 of new accounting standards associated with leases, an increase of $1.4 million resulting from higher costs per ton charged by third party processors of recyclable commodities, an increase in professional fees expenses of $1.1 million due primarily to increased costs associated with converting newly acquired sites to our third party billing statement solutions processor, an increase in insurance premiums for our auto and workers’ compensation policies of $0.7 million due primarily to insurance cost increases and growth from acquisitions and other expense increases of $1.5 million.

Segment EBITDA in our Central segment increased $32.3 million, or 12.4%, to $292.1 million for the year ended December 31, 2019, from $259.8 million for the year ended December 31, 2018. The increase was due primarily to an increase in revenues of $127.0 million and a decrease in employee benefits expenses of $2.6 million due primarily to a reduction in the employer-paid portion of medical claims resulting from a change in medical plan providers, partially offset by a net $74.5 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $8.5 million due primarily to employee pay rate increases, an increase in third-party trucking and transportation expenses of $6.7 million due primarily to outsourcing transportation services to third party operators at certain locations, transportation associated with increased landfill special waste volumes and increased rates charged by third parties to provide trucking and transportation services, an increase in disposal expenses of $1.8 million due to increased disposal rates and strategic adjustments to redirect certain collected waste to third party disposal facilities, an increase in 401(k) matching expenses of $1.8 million due to our increasing the maximum matching contribution rate to our employees, an increase in diesel fuel expense of $1.3 million due primarily to the prior year period benefiting from purchasing a portion of our diesel fuel needs under a favorable fuel hedge agreement that expired in December 2018, an increase of $1.2 million resulting from higher costs per ton charged by third party processors of recyclable commodities, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.2 million due to the variability and timing of major repairs and an increase in corporate overhead expense allocations of $0.3 million due to higher revenues for which overhead allocations are based.

Segment EBITDA in our Canada segment decreased $4.8 million, or 1.8%, to $256.4 million for the year ended December 31, 2019, from $261.2 million for the year ended December 31, 2018.  The decrease was comprised of $5.8 million from a reduction in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by an increase of $1.0 million assuming foreign currency parity during the comparable reporting periods. The $1.0 million increase, which assumes foreign currency parity, was due primarily to an increase in revenues of $22.7 million, partially offset by an increase in direct labor expenses of $8.4 million due primarily to a reduction in open employment positions and employee pay rate increases, an increase in third-party disposal expenses of $5.9 million due to higher disposal rates charged by operators, an increase in truck, container, equipment and facility maintenance and repair expenses of $5.2 million due to the variability and timing of major repairs and an increase in subcontracted operating expenses of $2.2 million due primarily to subcontracting the performance of a collection contract.

Segment EBITDA in our E&P segment increased $5.6 million, or 4.3%, to $135.4 million for the year ended December 31, 2019, from $129.8 million for the year ended December 31, 2018.  The increase was due primarily to an increase in revenues of $10.4 million, a decrease in third-party trucking and transportation expenses of $1.9 million due primarily to changes in customer mix in the Williston Basin reducing the requirement to provide trucking and transportation services and a decrease in expenses for uncollectible accounts receivable of $1.7 million due to adjustments to prior period reserve estimates, partially offset by an increase in subcontracted operating expenses of $3.8 million due primarily to subcontracting certain operating activities to third parties, an increase in direct labor expenses of $2.1 million due to employee pay rate increases and increased headcount to support higher disposal volumes, an increase in corporate overhead expense allocations of $1.5 million due primarily to higher revenues for which overhead allocations are based and other expense increases of $1.0 million.

Segment EBITDA at Corporate decreased $7.2 million, to a loss of $15.4 million for the year ended December 31, 2019, from a loss of $8.2 million for the year ended December 31, 2018. The decrease was due to a reduction in corporate overhead allocated to our segments of $6.3 million due to a reduction in expenses qualifying for allocation resulting in a decrease in the overhead allocation rate, an increase in deferred compensation expenses of $5.9 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked, an increase in equity-based compensation expenses of $5.6 million associated with our annual recurring grant of restricted share units to our personnel, an increase in direct acquisition expenses of $3.7 million due to higher acquisition activity, an increase in 401(k) matching expenses of $3.1 million due to our increasing the maximum matching contribution rate to our employees and credits recorded in the prior year period from employee forfeitures, an increase in payroll and payroll-related expenses of $2.1 million due primarily to annual compensation increases, an increase in software licenses and subscriptions expenses of $1.5 million due primarily to the addition of new human resources and data security applications, an increase in management training expenses of $1.2 million due to an expansion of our management training curriculum and $1.1 million of other net expense increases, partially offset by a decrease of $13.4 million in professional fees expense resulting primarily from reduced legal expenses resulting from the settlement of certain legal matters subsequent to December 31, 2018, a decrease of $5.0 million in equity-based compensation expenses associated with adjusting common shares of Waste Connections, Inc. held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options, a further decrease in equity-based compensation expenses of $1.1 million for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, a decrease in integration-related expenses of $2.8 million incurred in the prior year period resulting from the acquisition of Progressive Waste and a decrease in accrued recurring cash incentive compensation expense to our management of $1.0 million.

Liquidity and Capital Resources

The following table sets forth certain cash flow information for the years ended December 31, 2019 and 2018 (in thousands of U.S. dollars):

	2019	2018
Net cash provided by operating activities	$1,540,547	$1,411,235
Net cash used in investing activities	(1,426,006)	(1,371,820)
Net cash used in financing activities	(95,894)	(187,578)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	608	(1,290)
Net increase (decrease) in cash, cash equivalents and restricted cash	19,255	(149,453)
Cash, cash equivalents and restricted cash at beginning of period	403,966	553,227
Plus: change in cash held for sale	—	192
Cash, cash equivalents and restricted cash at end of period	$423,221	$403,966

Operating Activities Cash Flows

For the year ended December 31, 2019, net cash provided by operating activities was $1.541 billion. For the year ended December 31, 2018, net cash provided by operating activities was $1.411 billion. The $129.3 million increase was due primarily to the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $134.3 million from an increase in net income, excluding depreciation, intangible amortization, lease amortization, deferred taxes, equity based compensation, adjustments to and payments of contingent consideration recorded in earnings and impairments and other operating items, due primarily to the impact of acquisitions closed subsequent to December 31, 2018, price-led earnings growth at certain solid waste segments and gross margins recognized on E&P volume growth.
2)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was favorably impacted by $29.7 million from accounts payable and accrued liabilities due primarily to period end timing of payments to vendors for goods and services.
3)	Accounts receivable — Our increase in net cash provided by operating activities was favorably impacted by $14.8 million from accounts receivable due to improved collection results.
4)	Prepaid expenses – Our increase in net cash provided by operating activities was unfavorably impacted by $30.6 million from prepaid expenses due primarily to a higher utilization of prepaid income taxes during the prior year period.
5)	Other long-term liabilities – Our increase in net cash provided by operating activities was unfavorably impacted by $16.9 million from other long-term liabilities due primarily to lease payments, partially offset by increased liabilities associated with new or renewed leases and an increase in employee contributions and earnings under our deferred compensation plan.

As of December 31, 2019, we had a working capital surplus of $123.4 million, including cash and equivalents of $326.7 million. Our working capital surplus decreased $82.7 million from a working capital surplus of $206.1 million at December 31, 2018, including cash and equivalents of $319.3 million, due primarily to decreased cash balances and the adoption of new accounting standards associated with leases requiring a current liability to be recorded for the portion of lease payments payable with the next twelve months. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $54.2 million to $1.426 billion for the year ended December 31, 2019, from $1.372 billion for the year ended December 31, 2018. The significant components of the increase included the following:

1)	An increase in capital expenditures of $46.9 million due to an increase in landfill site costs, facilities and heavy equipment for operations owned in the comparable periods;
2)	An increase in capital expenditures of $41.4 million due to additional trucks, containers, heavy equipment and landfill site costs for operations acquired subsequent to December 31, 2017;
3)	An increase in capital expenditures of $31.7 million due to the purchase of a greenfield landfill site in our Southern segment that will be developed into an operating location in the future; less
4)	A decrease in cash paid for acquisitions of $93.5 million due primarily to a decrease in the overall size of acquisitions closed during the year ended December 31, 2019.

Financing Activities Cash Flows

Net cash used in financing activities decreased $91.7 million to $95.9 million for the year ended December 31, 2019, from $187.6 million for the year ended December 31, 2018. The significant components of the decrease included the following:

1)	A decrease from the net change in long-term borrowings of $53.2 million (long-term borrowings increased $105.1 million during the year ended December 31, 2019 and increased $51.9 million during the year ended December 31, 2018) due primarily to the net of higher repayments in the prior year of long term debt assumed and paid in full from acquisitions being partially offset by prior year borrowings to fund acquisitions; and
2)	A decrease in payments to repurchase our common shares of $58.9 million due to no shares being repurchased during the year ended December 31, 2019; less
3)	An increase in cash dividends paid of $22.5 million due primarily to an increase in our average quarterly dividend rate for the year ended December 31, 2019 to $0.166 per share, from $0.145 per share for the year ended December 31, 2018.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

On July 25, 2019, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 13,184,474 of our common shares during the period of August 8, 2019 to August 7, 2020 or until such earlier time as the NCIB is completed or terminated at our option. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Senior Vice President and Chief Financial Officer at (832) 442-2200. The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of our common shares and overall market conditions. All common shares purchased under the NCIB will be immediately cancelled following their repurchase. Information regarding our NCIB plan can be found under the “Shareholders’ Equity” section in Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10K and is incorporated herein by reference.

The Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2019, our Board of Directors authorized an increase to our regular quarterly cash dividend of

$0.025, from $0.16 to $0.185 per share. Cash dividends of $175.1 million and $152.6 million were paid during the years ended December 31, 2019 and 2018, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $634.4 million in capital expenditures for property and equipment and $31.7 million for the purchase of a greenfield landfill site during the year ended December 31, 2019, and we expect to make total capital expenditures for property and equipment of between $600 million and $625 million in 2020.  We intend to fund our planned 2020 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring MSW and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital. Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

We have a revolving credit and term loan agreement (the “Credit Agreement”) with Bank of America, N.A., acting through its Canada Branch, as global agent, the swing line lender and letter of credit issuer, Bank of America, N.A., as the U.S. Agent and a letter of credit issuer, the lenders (the “Lenders”) and any other financial institutions from time to time party thereto. There are no subsidiary guarantors under the Credit Agreement. The Credit Agreement has a scheduled maturity date of March 21, 2023.

As of December 31, 2019, $700.0 million under the term loan and $916.2 million under the revolving credit facility were outstanding under our Credit Agreement, exclusive of outstanding standby letters of credit of $107.6 million.

On June 1, 2016, we entered into a Master Note Purchase Agreement (as supplemented by the First Supplement dated as of February 13, 2017 (the “2016 First Supplement”) and as amended, restated, amended and restated, assumed, supplemented or modified from time to time, the “2016 NPA”) with certain accredited institutional investors. On April 20, 2017, pursuant to the 2016 NPA, and the 2016 First Supplement, we issued and sold to certain accredited institutional investors $400.0 million aggregate principal amount of senior unsecured notes consisting of $150.0 million aggregate principal amount, which will mature on April 20, 2024, with an annual interest rate of 3.24% (the “2024 Senior Notes”) and $250.0 million aggregate principal amount, which will mature on April 20, 2027, with an annual interest rate of 3.49% (the “2027 Senior Notes” and collectively with the 2024 Senior Notes, the “2017A Senior Notes”) in a private placement.

On March 21, 2018, we entered into that certain Amendment No. 1 to Master Note Purchase Agreement (the “2016 NPA First Amendment”), with each of the holders party thereto, which amended the 2016 NPA.

The 2016 NPA First Amendment, among other things, provided for certain amendments to the 2016 NPA to facilitate (i) certain conforming changes to align certain provisions of the 2016 NPA, the 2008 NPA (as defined below) and the Credit Agreement and (ii) the release of all subsidiary guarantors in relation to obligations under the 2016 NPA and the 2016 NPA Notes (as defined below) (the “2016 Release”).

Pursuant to the terms and conditions of the 2016 NPA, we have outstanding senior unsecured notes (the “2016 NPA Notes”) at December 31, 2019 consisting of (i) $150.0 million of 2.39% senior notes due June 1, 2021 (the “New 2021 Senior Notes”), (ii) $200.0 million of 2.75% senior notes due June 1, 2023 (the “2023 Senior Notes”), (iii) $400.0 million of 3.03% senior notes due June 1, 2026 (the “2026 Senior Notes”) and (iv) $400.0 million of the 2017A Senior Notes.

The New 2021 Senior Notes, the 2023 Senior Notes, the 2026 Senior Notes and the 2017A Senior Notes bear interest at fixed rates with interest payable in arrears semi-annually, and on the respective maturity dates, until the principal thereunder becomes due and payable.

In July 2008, the Company, certain subsidiaries of the Company (together with the Company, the “Obligors”) and certain accredited institutional investors entered into that certain Master Note Purchase Agreement, dated July 15, 2008 (as amended, restated, assumed, supplemented or otherwise modified from time to time, the “2008 NPA”).

On March 21, 2018, we entered into that certain Amendment No. 7 to the 2008 NPA (the “2008 NPA Seventh Amendment”), with each of the holders party thereto, which amended the 2008 NPA. The 2008 NPA Seventh Amendment, among other things, provides certain amendments to the 2008 NPA to facilitate (i) certain conforming changes to align the provisions of the 2008 NPA, the 2016 NPA and the Credit Agreement and (ii) the release of all subsidiary guarantors in relation to obligations under the 2008 NPA and the 2008 NPA Notes (the “2008 Release”).

Pursuant to the terms and conditions of the 2008 NPA, we have outstanding senior unsecured notes (the “2008 NPA Notes”) at December 31, 2019 consisting of (i) $100.0 million of 4.64% senior notes due 2021 (the “2021 Senior Notes”), (ii) $125.0 million of 3.09% senior notes due 2022 (the “2022 Senior Notes”) and (iii) $375.0 million of 3.41% senior notes due 2025 (the “2025 Senior Notes”). We repaid at maturity our $50.0 million of 4.00% senior notes due April 2018 (the “2018 Senior Notes”) in April 2018.  We also repaid at maturity our $175.0 million of 5.25% senior notes due 2019 (the “2019 Senior Notes”) in November 2019.

The 2021 Senior Notes, the 2022 Senior Notes and the 2025 Senior Notes bear interest at fixed rates with interest payable in arrears semi-annually, and on the respective maturity dates, until the principal thereunder becomes due and payable.

On November 16, 2018, we completed an underwritten public offering of $500.0 million aggregate principal amount of our 4.25% Senior Notes due 2028 (the “2028 Senior Notes”). The 2028 Senior Notes were issued under the Indenture, dated as of November 16, 2018 (the “Base Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of November 16, 2018 (the Base Indenture as so supplemented, the “Indenture”).

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

On April 16, 2019, we completed an underwritten public offering of $500.0 million aggregate principal amount of our 3.50% Senior Notes due 2029 (the “2029 Senior Notes”). The 2029 Senior Notes were issued under the Indenture, dated as of November 16, 2018, by and between the Company and U.S. Bank National Association, as trustee, as supplemented by the Second Supplemental Indenture, dated as of April 16, 2019.

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

See Note 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details on the debt agreements.

Contractual Obligations

As of December 31, 2019, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$4,375,885	$465	$379,728	$1,967,186	$2,028,506
Cash interest payments	$748,412	$132,213	$267,351	$147,388	$201,460
Contingent consideration	$90,452	$26,159	$23,992	$3,224	$37,077
Operating leases	$227,085	$36,718	$65,519	$49,132	$75,716
Final capping, closure and post-closure	$1,506,491	$7,707	$45,356	$14,541	$1,438,887

Long-term debt payments include:

1)	$916.2 million in principal payments due March 2023 related to our revolving credit facility under our Credit Agreement. Advances are available under the Credit Agreement in U.S. dollars and Canadian dollars and bear interest at fluctuating rates (See Note 10). At December 31, 2019, $897.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. LIBOR rate loans, bearing interest at a total rate of 2.90% on such date. At December 31, 2019, $19.2 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, bearing interest at a total rate of 3.18% on such date.
2)	$700.0 million in principal payments due March 2023 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At December 31, 2019, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 2.90% on such date).
3)	$100.0 million in principal payments due 2021 related to our 2021 Senior Notes. The 2021 Senior Notes bear interest at a rate of 4.64%.
4)	$150.0 million in principal payments due 2021 related to our New 2021 Senior Notes. The New 2021 Senior Notes bear interest at a rate of 2.39%.
5)	$125.0 million in principal payments due 2022 related to our 2022 Senior Notes. The 2022 Senior Notes bear interest at a rate of 3.09%.
6)	$200.0 million in principal payments due 2023 related to our 2023 Senior Notes. The 2023 Senior Notes bear interest at a rate of 2.75%.
7)	$150.0 million in principal payments due 2024 related to our 2024 Senior Notes. The 2024 Senior Notes bear interest at a rate of 3.24%.
8)	$375.0 million in principal payments due 2025 related to our 2025 Senior Notes. The 2025 Senior Notes bear interest at a rate of 3.41%.
9)	$400.0 million in principal payments due 2026 related to our 2026 Senior Notes. The 2026 Senior Notes bear interest at a rate of 3.03%.
10)	$250.0 million in principal payments due 2027 related to our 2027 Senior Notes. The 2027 Senior Notes bear interest at a rate of 3.49%.

11)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
12)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
13)	$9.6 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.75% and 10.90% at December 31, 2019, and have maturity dates ranging from 2020 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin and the Canadian Dollar Offered Rate plus the applicable acceptance fee at December 31, 2019. We assumed the Credit Agreement is paid off when it matures in March 2023.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $69.0 million recorded as liabilities in our consolidated financial statements at December 31, 2019, and $21.5 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements as discussed in Note 8 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10 K. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$129,373	$76,799	$52,574	$—	$—
(1)	We are party to unconditional purchase obligations as discussed in Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10 K. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At December 31, 2019, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 49.0 million gallons remaining to be purchased for a total of $129.4 million. The current fuel purchase contracts expire on or before December 31, 2021. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2019, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained standby letters of credit as discussed in Note 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and financial surety bonds as discussed in Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These standby letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill and E&P operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2019, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

New Accounting Pronouncements

See Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a description of the new accounting standards that are applicable to us.

Non-GAAP Financial Measures

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the years ended December 31, 2019, 2018 and 2017, are calculated as follows (amounts in thousands of U.S. dollars):

	Years Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$1,540,547	$1,411,235	$1,187,260
Plus (less): Change in book overdraft	(2,564)	(839)	8,241
Plus: Proceeds from disposal of assets	3,566	5,385	28,432
Less: Capital expenditures for property and equipment	(634,406)	(546,145)	(479,287)
Less: Distributions to noncontrolling interests	(570)	(103)	—
Adjustments:
Payment of contingent consideration recorded in earnings (a)	—	11	10,012
Cash received for divestitures (b)	(2,376)	(2,030)	(21,100)
Transaction-related items (c)	12,335	8,607	5,700
Integration-related and other expenses (d)	—	2,760	10,602
Pre-existing Progressive Waste share-based grants (e)	4,810	5,772	17,037
Synergy bonus (f)	—	—	11,798
Tax effect (g)	(4,565)	(4,752)	(14,804)
Adjusted free cash flow	$916,777	$879,901	$763,891
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

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus or minus income tax provision (benefit), plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the years ended December 31, 2019, 2018 and 2017, are calculated as follows (amounts in thousands of U.S. dollars):

	Years Ended December 31,
	2019	2018	2017
Net income attributable to Waste Connections	$566,841	$546,871	$576,817
Plus (less): Net income (loss) attributable to noncontrolling interests	(160)	283	603
Plus (less): Income tax provision (benefit)	139,210	159,986	(68,910)
Plus: Interest expense	147,368	132,104	125,297
Less: Interest income	(9,777)	(7,170)	(5,173)
Plus: Depreciation and amortization	743,918	680,487	632,484
Plus: Closure and post-closure accretion	14,471	12,997	11,781
Plus: Impairments and other operating items	61,948	20,118	156,493
Plus (less): Other expense (income), net	(5,704)	170	(1,536)
Adjustments:
Plus: Transaction-related expenses (a)	12,335	8,607	5,700
Plus: Fair value changes to certain equity awards (b)	3,104	9,205	16,357
Plus: Integration-related and other expenses (c)	—	2,760	10,612
Adjusted EBITDA	$1,673,554	$1,566,418	$1,460,525
(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.
(c)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the years ended December 31, 2019, 2018 and 2017, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Years Ended December 31,
	2019	2018	2017
Reported net income attributable to Waste Connections	$566,841	$546,871	$576,817
Adjustments:
Amortization of intangibles (a)	125,522	107,779	102,297
Impairments and other operating items (b)	61,948	20,118	156,493
Transaction-related expenses (c)	12,335	8,607	5,700
Fair value changes to certain equity awards (d)	3,104	9,205	16,357
Integration-related and other expenses (e)	—	2,760	10,612
Tax effect (f)	(50,189)	(37,165)	(91,979)
Tax items (g)	—	9,093	(205,631)
Adjusted net income attributable to Waste Connections	$719,561	$667,268	$570,666

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$2.14	$2.07	$2.18
Adjusted net income	$2.72	$2.52	$2.16
(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.
(f)	The aggregate tax effect of the adjustments in footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.
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

At December 31, 2019, our derivative instruments included 16 interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2019 and 2018, of $766.2 million and $885.0 million, respectively, including floating rate debt under our Credit Agreement and floating rate tax-exempt bond obligations. A one percentage point increase in interest rates on our variable-rate debt as of December 31, 2019 and 2018, would decrease our annual pre-tax income by approximately $7.7 million and $8.9 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly. Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts. At December 31, 2019, we had no fuel hedge agreements in place; however, we have entered into fixed price fuel purchase contracts for 2020 as described below.

For the year ending December 31, 2020, we expect to purchase approximately 78.6 million gallons of fuel, of which 49.9 million gallons will be purchased at market prices and 28.7 million gallons will be purchased under our fixed price fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. With respect to the approximately 49.9 million gallons of unhedged fuel we expect to purchase in 2020 at market prices, a $0.10 per gallon increase in the price of fuel over the year would decrease our pre-tax income during this period by approximately $5.0 million.

We market a variety of recyclable materials, including cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and sell other collected recyclable materials to third parties for processing before resale. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the years ended December 31, 2019 and 2018, would have had a $6.2 million and $8.9 million impact on revenues for the year ended December 31, 2019 and 2018, respectively.

We have operations in Canada and, where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating costs. However, the impact of foreign currency has not materially affected our results of operations in 2018 or 2019. A $0.01 change in the Canadian dollar to U.S. dollar exchange rate would impact our annual revenue and EBITDA by approximately $10.0 million and $3.6 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

WASTE CONNECTIONS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Waste Connections, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Waste Connections, Inc. (an Ontario, Canada corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of net income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 13, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases on January 1, 2019 due to the adoption of Accounting Standard Codification (“ASC”) 842, Leases.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of intangible assets in business combinations

As described in Note 5 to the consolidated financial statements, the Company acquired 21 businesses during 2019.  These transactions were accounted for as business combinations in accordance with ASC 805, Business Combinations.

The principal consideration for our determination, that the accounting for these acquisitions represents a critical audit matter, is the judgments and assumptions associated with management’s determination of the fair value of assets acquired and liabilities assumed, including fair value determinations related to transfer station permits, residential customer lists, acquisition site costs and commercial customer lists, all of which are recorded as intangible assets. Auditing the fair value involved a high degree of subjectivity, auditor judgment and effort in evaluating management’s significant assumptions, primarily due to the complexity of the valuation models used to measure the fair value of the aforementioned intangible assets, as well as the sensitivity of the underlying significant assumptions. The Company used a discounted cash flow model to estimate the fair values of the intangible assets, which included assumptions such as discount rate, revenue growth rates, operating expenses, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, capital expenditures, customer turnover rates, and contributory asset charges that form the basis of the forecasted results. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

The audit procedures related to the accounting for the acquisitions included the following:

●	We tested the design and operating effectiveness of key controls related to the accounting for the 2019 acquisitions, including controls relating to management’s development of forecasts for discount rate, revenue growth rates, operating expenses, EBITDA margins, capital expenditures, customer turnover rates, and contributory asset charges;
●	We obtained certain of the purchase price allocation analyses from management and third-party specialists engaged by management. We assessed the qualifications and competence of management and the third-party specialists and evaluated the methodologies used to determine the fair value of the fixed assets and intangible assets;
●	We tested the assumptions used within the discounted cash flow models to estimate the fair value of the intangible assets which included assumptions such as discount rate, revenue growth rates, operating expenses, EBITDA margins, capital expenditures, customer turnover rates, and contributory asset charges;
●	We tested the Company’s ability to forecast future cash flows for acquired businesses by reviewing actual results in the first year after being acquired compared to amounts forecasted when the fair values of acquired assets and liabilities were determined.

Landfill Accounting

At December 31, 2019, the Company’s final capping, closure, and post-closure liability was $291.5 million. As explained in Note 3 to the consolidated financial statements, the net present value of the landfill final capping, closure, and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected future date of the expenditures and discounting the inflated total to its present value using a credit-adjusted risk-free rate.

The principal consideration for our determination that landfill accounting represents a critical audit matter is the judgments and estimates associated with management’s determination of the liability, due to the nature of the inputs and significant assumptions used in the process including the discount rate, inflation rate, accretion rates, survey data, acreage information, permitted, deemed and remaining airspace, and probability of landfill expansions, all of which can have a significant impact on the calculation of the final capping, closure, and post-closure liability.  Auditing the net present value of the obligation involved a high degree of subjectivity, auditor judgment and effort in evaluating management’s assumptions primarily due to the complexity of the models used to measure the landfill liability, as well as the sensitivity of the underlying significant assumptions.

Our audit procedures related to the accounting for the final capping, closure, and post-closure liability included the following:

●	We tested the design and operating effectiveness of key controls related to landfill accounting, including controls relating to management’s development of discount rate, inflation rate, accretion rates, survey data, acreage information, permitted, deemed and remaining airspace, and probability of landfill expansions;
●	We assessed the qualifications and competence of management and the third-party specialists used to provide the inputs used in developing the models;
●	We tested key inputs such as discount rate, inflation rate, accretion rate, survey data, acreage information, permitted, deemed and remaining airspace, and probability of landfill expansions;
●	We obtained and reviewed the associated permits for a sample of landfill models to further validate certain inputs used in the models;
●	We compared previously deemed expansion amounts to the subsequent actual permitted amounts;
●	We obtained and reviewed supporting documentation to support management’s criteria for deemed expansions.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Houston, Texas

February 13, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Waste Connections, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Waste Connections, Inc. (an Ontario, Canada corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 13, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Houston, Texas

February 13, 2020

WASTE CONNECTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and equivalents	$326,738	$319,305
Accounts receivable, net of allowance for doubtful accounts of $16,432 and $16,760 at December 31, 2019 and 2018, respectively	662,808	609,545
Prepaid expenses and other current assets	141,052	164,053
Total current assets	1,130,598	1,092,903

Restricted cash	96,483	84,661
Restricted investments	51,179	47,486
Property and equipment, net	5,516,347	5,168,996
Operating lease right-of-use assets	183,220	—
Goodwill	5,510,851	5,031,685
Intangible assets, net	1,163,063	1,128,628
Other assets, net	85,954	72,970
Total assets	$13,737,695	$12,627,329
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$436,970	$359,967
Book overdraft	15,954	18,518
Accrued liabilities	281,308	315,670
Current portion of operating lease liabilities	29,929	—
Current portion of contingent consideration	26,159	11,612
Deferred revenue	216,443	179,282
Current portion of long-term debt and notes payable	465	1,786
Total current liabilities	1,007,228	886,835

Long-term portion of debt and notes payable	4,353,782	4,153,465
Long-term portion of operating lease liabilities	160,033	—
Long-term portion of contingent consideration	42,825	43,003
Deferred income taxes	818,622	760,033
Other long-term liabilities	416,851	323,805
Total liabilities	6,799,341	6,167,141

Commitments and contingencies (Note 12)

Equity:
Common shares: 263,699,675 shares issued and 263,618,161 shares outstanding at December 31, 2019; 263,271,302 shares issued and 263,141,413 shares outstanding at December 31, 2018	4,135,343	4,131,307
Additional paid-in capital	154,917	133,577
Accumulated other comprehensive loss	(10,963)	(74,786)
Treasury shares: 81,514 and 129,889 shares at December 31, 2019 and 2018, respectively	—	—
Retained earnings	2,654,207	2,264,510
Total Waste Connections’ equity	6,933,504	6,454,608
Noncontrolling interest in subsidiaries	4,850	5,580
Total equity	6,938,354	6,460,188
	$13,737,695	$12,627,329

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2019	2018	2017
Revenues	$5,388,679	$4,922,941	$4,630,488
Operating expenses:
Cost of operations	3,198,757	2,865,704	2,704,775
Selling, general and administrative	546,278	524,388	509,638
Depreciation	618,396	572,708	530,187
Amortization of intangibles	125,522	107,779	102,297
Impairments and other operating items	61,948	20,118	156,493
Operating income	837,778	832,244	627,098

Interest expense	(147,368)	(132,104)	(125,297)
Interest income	9,777	7,170	5,173
Other income (expense), net	5,704	(170)	1,536
Income before income tax provision	705,891	707,140	508,510

Income tax (provision) benefit	(139,210)	(159,986)	68,910
Net income	566,681	547,154	577,420
Plus (less): Net loss (income) attributable to noncontrolling interests	160	(283)	(603)
Net income attributable to Waste Connections	$566,841	$546,871	$576,817

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$2.15	$2.07	$2.19
Diluted	$2.14	$2.07	$2.18

Shares used in the per share calculations:
Basic	263,792,693	263,650,155	263,682,608
Diluted	264,526,561	264,395,618	264,302,411

Cash dividends per common share	$0.665	$0.580	$0.500

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS OF U.S. DOLLARS)

	Years Ended December 31,
	2019	2018	2017
Net income	$566,681	$547,154	$577,420

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(8,027)	(5,669)	2,805
Fuel hedge amounts reclassified into cost of operations	—	(6,531)	2,818
Changes in fair value of interest rate swaps	(43,873)	(1,213)	7,835
Changes in fair value of fuel hedges	—	2,651	1,326
Foreign currency translation adjustment	101,970	(175,233)	142,486
Other comprehensive income (loss), before tax	50,070	(185,995)	157,270
Income tax (expense) benefit related to items of other comprehensive income (loss)	13,753	2,796	(5,856)
Other comprehensive income (loss), net of tax	63,823	(183,199)	151,414
Comprehensive income	630,504	363,955	728,834
Plus (less): Comprehensive loss (income) attributable to noncontrolling interests	160	(283)	(603)
Comprehensive income attributable to Waste Connections	$630,664	$363,672	$728,231

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2017, 2018 AND 2019

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2016	262,803,271	$4,174,808	$102,220	$(43,001)	337,397	$—	$1,413,488	$7,362	$5,654,877
Sale of common shares held in trust	171,264	10,814	—	—	(171,264)	—	—	—	10,814
Vesting of restricted share units	545,238	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	122,786	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	37,263	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(251,738)	—	(13,994)	—	—	—	—	—	(13,994)
Equity-based compensation	—	—	25,435	—	—	—	—	—	25,435
Exercise of options and warrants	66,586	1,946	—	—	—	—	—	—	1,946
Cash dividends on common shares	—	—	—	—	—	—	(131,975)	—	(131,975)
Amounts reclassified into earnings, net of taxes	—	—	—	4,174	—	—	—	—	4,174
Changes in fair value of cash flow hedges, net of taxes	—	—	—	4,754	—	—	—	—	4,754
Foreign currency translation adjustment	—	—	—	142,486	—	—	—	—	142,486
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	1,384	—	—	—	(1,384)	—	—
Acquisition of noncontrolling interest	—	—	698	—	—	—	—	(2,565)	(1,867)
Net income	—	—	—	—	—	—	576,817	603	577,420
Balances at December 31, 2017	263,494,670	4,187,568	115,743	108,413	166,133	—	1,856,946	5,400	6,274,070
Sale of common shares held in trust	36,244	2,667	—	—	(36,244)	—	—	—	2,667
Vesting of restricted share units	483,232	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	154,181	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	5,069	—	—	—	—	—	—	—	—
Fair value adjustment for common shares in deferred compensation plan exchanged for other investment options	—	—	(1,734)	—	—	—	—	—	(1,734)
Tax withholdings related to net share settlements of equity-based compensation	(217,850)	—	(15,032)	—	—	—	—	—	(15,032)
Equity-based compensation	—	—	34,600	—	—	—	—	—	34,600
Exercise of warrants	17,571	—	—	—	—	—	—	—	—
Repurchase of common shares	(831,704)	(58,928)	—	—	—	—	—	—	(58,928)
Cash dividends on common shares	—	—	—	—	—	—	(152,550)	—	(152,550)
Amounts reclassified into earnings, net of taxes	—	—	—	(9,071)	—	—	—	—	(9,071)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	1,105	—	—	—	—	1,105
Foreign currency translation adjustment	—	—	—	(175,233)	—	—	—	—	(175,233)
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	—	—	—	—	13,243	—	13,243
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(103)	(103)
Net income	—	—	—	—	—	—	546,871	283	547,154
Balances at December 31, 2018	263,141,413	$4,131,307	$133,577	$(74,786)	129,889	$—	$2,264,510	$5,580	$6,460,188

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2017, 2018 AND 2019

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2018	263,141,413	$4,131,307	$133,577	$(74,786)	129,889	$—	$2,264,510	$5,580	$6,460,188
Sale of common shares held in trust	48,375	4,036	—	—	(48,375)	—	—	—	4,036
Vesting of restricted share units	416,691	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	180,258	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	16,375	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(210,018)	—	(17,660)	—	—	—	—	—	(17,660)
Equity-based compensation	—	—	39,000	—	—	—	—	—	39,000
Exercise of warrants	25,067	—	—	—	—	—	—	—	—
Cash dividends on common shares	—	—	—	—	—	—	(175,067)	—	(175,067)
Amounts reclassified into earnings, net of taxes	—	—	—	(5,900)	—	—	—	—	(5,900)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(32,247)	—	—	—	—	(32,247)
Foreign currency translation adjustment	—	—	—	101,970	—	—	—	—	101,970
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	—	—	—	—	(2,077)	—	(2,077)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(570)	(570)
Net income (loss)	—	—	—	—	—	—	566,841	(160)	566,681
Balances at December 31, 2019	263,618,161	$4,135,343	$154,917	$(10,963)	81,514	$—	$2,654,207	$4,850	$6,938,354

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF U.S. DOLLARS)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$566,681	$547,154	$577,420
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	60,592	10,193	134,491
Depreciation	618,396	572,708	530,187
Amortization of intangibles	125,522	107,779	102,297
Amortization of leases	24,099	—	—
Deferred income taxes, net of acquisitions	54,637	77,859	(153,283)
Amortization of debt issuance costs	5,001	4,158	4,341
Share-based compensation	42,671	43,803	39,361
Interest accretion	16,426	14,861	13,822
Payment of contingent consideration recorded in earnings	—	(11)	(10,012)
Adjustments to contingent consideration	1,498	349	17,754
Other	(2,240)	943	1,611
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(22,933)	(37,724)	(38,934)
Prepaid expenses and other current assets	9,135	39,758	(51,457)
Accounts payable	71,147	16,135	50,012
Deferred revenue	19,156	17,916	4,205
Accrued liabilities	(24,039)	1,314	(15,002)
Capping, closure and post-closure expenditures	(5,062)	(2,702)	(8,845)
Other long-term liabilities	(20,140)	(3,258)	(10,708)
Net cash provided by operating activities	1,540,547	1,411,235	1,187,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(736,610)	(830,091)	(410,695)
Capital expenditures for property and equipment	(634,406)	(546,145)	(479,287)
Capital expenditure for purchase of greenfield landfill site	(31,683)	—	—
Investment in noncontrolling interest	(25,000)	—	—
Proceeds from disposal of assets	3,566	5,385	28,432
Change in restricted investments, net of interest income	(2,183)	—	—
Other	310	(969)	636
Net cash used in investing activities	(1,426,006)	(1,371,820)	(860,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,575,795	1,022,737	973,754
Principal payments on notes payable and long-term debt	(1,470,711)	(970,773)	(770,106)
Payment of contingent consideration recorded at acquisition date	(3,200)	(6,127)	(17,158)
Change in book overdraft	(2,564)	(839)	8,241
Payments for repurchase of common shares	—	(58,928)	—
Payments for cash dividends	(175,067)	(152,550)	(131,975)
Tax withholdings related to net share settlements of equity-based compensation	(17,660)	(15,032)	(13,994)
Debt issuance costs	(5,953)	(8,630)	(3,667)
Proceeds from sale of common shares held in trust	4,036	2,667	10,814
Other	(570)	(103)	851
Net cash provided by (used in) financing activities	(95,894)	(187,578)	56,760

Effect of exchange rate changes on cash, cash equivalents and restricted cash	608	(1,290)	1,795

Net increase (decrease) in cash, cash equivalents and restricted cash	19,255	(149,453)	384,901
Cash, cash equivalents and restricted cash at beginning of year	403,966	553,227	168,476
Plus (less): change in cash held for sale	—	192	(150)
Cash, cash equivalents and restricted cash at end of year	$423,221	$403,966	$553,227

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF U.S. DOLLARS)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

	Years Ended December 31,
	2019	2018	2017
Cash paid for income taxes	$81,049	$52,464	$155,532
Cash paid for interest	$139,694	$124,338	$115,645
Changes in accrued capital expenditures for property and equipment	$(7,528)	$1,825	$10,447

In connection with its acquisitions, the Company assumed liabilities as follows:
Fair value of assets acquired	$910,177	$1,100,880	$635,361
Fair value of operations exchanged	—	—	(81,097)
Cash paid for current year acquisitions	(736,610)	(830,091)	(410,695)
Change in open working capital settlements at year end	(5,272)	8,507	—
Liabilities assumed and notes payable issued to sellers of businesses acquired	$168,295	$279,296	$143,569

Non-cash consideration received for asset sales	$—	$—	$12,573

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.      BUSINESS

The financial statements presented in this report represent the consolidation of Waste Connections, Inc., a corporation organized under the laws of Ontario, Canada, and its wholly-owned and majority-owned subsidiaries. When the terms the “Company” or “Waste Connections” are used in this document, those terms refer to Waste Connections, Inc. and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is an integrated solid waste services company that provides non-hazardous waste collection, transfer, disposal and recycling services in mostly exclusive and secondary markets in the U.S. and Canada. Through its R360 Environmental Solutions subsidiary, the Company is also a leading provider of non-hazardous exploration and production (“E&P”) waste treatment, recovery and disposal services in several of the most active natural resource producing areas in the U.S. The Company also provides intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities.

2. NEW ACCOUNTING STANDARDS AND RECLASSIFICATIONS

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

	As Reported December 31, 2018	Adoption of Lease Guidance Increase (Decrease)	Balance January 1, 2019
Operating lease right-of-use assets	$-	$206,501	$206,501
Total assets	$12,627,329	$206,501	$12,833,830
Current portion of operating lease liabilities	$-	$29,640	$29,640
Total current liabilities	$886,835	$29,640	$916,475
Long-term portion of operating lease liabilities	$-	$180,005	$180,005
Deferred income taxes	$760,033	$(1,066)	$758,967
Total liabilities	$6,167,141	$208,579	$6,375,720
Retained earnings	$2,264,510	$(2,077)	$2,262,433
Total liabilities and equity	$12,627,329	$206,501	$12,833,830

The adoption of the new standard did not have a material impact on the Company’s consolidated statements of net income or consolidated statements of cash flows.  See Note 8 for additional information and disclosures related to the adoption of this amended guidance.

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

SEC modernizes and simplifies certain Regulation S-K disclosure requirements.  In March 2019, the U.S. Securities and Exchange Commission (the “SEC”) amended its rules to modernize and simplify certain disclosure requirements in Regulation S-K and the related rules and forms. These changes include, among other things, (1) allowing registrants to redact confidential information from most exhibits to their filings without filing a confidential treatment request; (2) revising the requirements for management’s discussion and analysis to allow flexibility, including allowing registrants

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

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

Income Taxes – Simplifying the Accounting for Income Taxes.  In December 2019, the FASB issued guidance that simplifies the accounting for income taxes as part of its overall initiative to reduce complexity in applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements.  The amendments include removal of certain exceptions to the general principles of income taxes, and simplification in several other areas such as accounting for a franchise tax that is partially based on income. The standard will be effective for public business entities that are SEC filers for annual periods beginning after December 15, 2020, and interim periods within those reporting periods. Early adoption is permitted.  The Company has not yet assessed the potential impact of implementing this new guidance on its consolidated financial statements.

Reclassification

As disclosed within other footnotes of the financial statements, segment information reported in the Company’s prior year have been reclassified to conform with the 2019 presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents. As of December 31, 2019 and 2018, cash equivalents consisted of demand money market accounts.

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

Revenue Recognition and Accounts Receivable

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, non-hazardous exploration and production (“E&P”) waste treatment, recovery and disposal services, and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Commercial	$1,593,217	$1,452,831	$1,343,590
Residential	1,380,763	1,189,148	1,130,842
Industrial and construction roll off	841,173	768,687	707,015
Total collection	3,815,153	3,410,666	3,181,447
Landfill	1,132,935	1,063,243	988,092
Transfer	771,316	670,129	589,883
Recycling	64,245	92,634	161,730
E&P	271,887	256,262	203,473
Intermodal and other	121,137	139,896	146,749
Intercompany	(787,994)	(709,889)	(640,886)
Total	$5,388,679	$4,922,941	$4,630,488

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

See Note 16 for additional information regarding revenue by reportable segment.

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

In general, residential collection fees are billed monthly or quarterly in advance. Substantially all of the deferred revenue recognized as of September 30, 2019 was recognized as revenue during the three months ended December 31, 2019 when the service was performed. Commercial customers are typically billed on a monthly basis based on the nature of the services provided during the period. Revenue recognized under these agreements is variable in nature based on the number of residential homes or businesses serviced during the period, the frequency of collection and the volume of waste collected. In addition, certain contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index which are unknown at contract inception.

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

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Consolidated Balance Sheet, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity would have recognized is one year or less. The Company had approximately $16,900 of deferred sales incentives at both December 31, 2019 and 2018. During the years ended December 31, 2019 and 2018, the Company recorded a total of $19,673 and $17,313, respectively, of sales incentive amortization expense for deferred sales incentives and sales incentive expense for contracts with original terms of less than one year.

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

The estimated useful lives are as follows:

Buildings	10 – 20 years
Leasehold and land improvements	3 – 10 years
Machinery and equipment	3 – 12 years
Rolling stock	3 – 10 years
Containers	3 – 12 years

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

The net present value of landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2019 and 2018 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects the Company’s long-term credit adjusted risk free rate as of the end of both 2018 and 2017. The Company’s inflation rate assumption was 2.5% for the years ended December 31, 2019 and 2018.

In accordance with the accounting guidance on asset retirement obligations, the final capping, closure and post-closure liability is recorded on the balance sheet along with an offsetting addition to site costs which is amortized to depletion expense on a units-of-consumption basis as remaining landfill airspace is consumed. The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Depletion expense resulting from final capping, closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill’s operating life and increase thereafter. Owned landfills and landfills operated under life-of-site agreements have estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes, that range from approximately 1 to 176 years, with an average remaining life of approximately 29 years. The costs for final capping, closure and post-closure obligations at landfills the Company owns or operates under life-of-site agreements are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2017 to December 31, 2019:

Final capping, closure and post-closure liability at December 31, 2017	$237,817
Liabilities incurred	2,640
Accretion expense associated with landfill obligations	12,777
Closure payments	(2,731)
Assumption of closure liabilities from acquisitions	4,408
Foreign currency translation adjustment	(3,129)
Final capping, closure and post-closure liability at December 31, 2018	251,782
Liabilities incurred	19,846
Accretion expense associated with landfill obligations	14,251
Closure payments	(5,059)
Assumption of closure liabilities from acquisitions	8,707
Foreign currency translation adjustment	1,947
Final capping, closure and post-closure liability at December 31, 2019	$291,474

Liabilities incurred of $19,846 and $2,640 for the years ended December 31, 2019 and 2018, respectively, represent non-cash increases to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Consolidated Balance Sheets. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

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

Cell Processing Reserves

The Company records a cell processing reserve related to its E&P segment for certain locations in Louisiana and Texas for the estimated amount of expenses to be incurred upon the treatment and excavation of oilfield waste received. The cell processing reserve is the future cost to properly treat and dispose of existing waste within the cells at the various facilities. The reserve generally covers estimated costs to be incurred over a period of time up to 24 months, with the current portion representing costs estimated to be incurred in the next 12 months. The estimate is calculated based on current estimated volume in the cells, estimated percentage of waste treated, and historical average costs to treat and excavate the waste. The processing reserve represents the estimated costs to process the volumes of oilfield waste on-hand for which revenue has been recognized. At December 31, 2019 and 2018, the current portion of cell processing reserves was $3,518 and $2,835, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. At December 31, 2019 and 2018, the long-term portion of cell processing reserves was $1,270 and $1,211, respectively, which is included in Other long-term liabilities in the Consolidated Balance Sheets.

Business Combination Accounting

The Company accounts for business combinations as follows:

● The Company recognizes, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. The Company measures and recognizes goodwill as of the acquisition date as the excess of:  (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of the Company’s previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed.

● At the acquisition date, the Company measures the fair values of all assets acquired and liabilities assumed that arise from contractual contingencies. The Company measures the fair values of all noncontractual contingencies if, as of the acquisition date, it is more likely than not that the contingency will give rise to an asset or liability.

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

Goodwill and indefinite-lived intangible assets are tested for impairment on at least an annual basis in the fourth quarter of the year. In addition, the Company evaluates its reporting units for impairment if events or circumstances change between annual tests indicating a possible impairment. Examples of such events or circumstances include, but are not limited to, the following:

● a significant adverse change in legal factors or in the business climate;

● an adverse action or assessment by a regulator;

● a more likely than not expectation that a segment or a significant portion thereof will be sold;

● the testing for recoverability of a significant asset group within the segment; or

● current period or expected future operating cash flow losses.

The Company elected to early adopt the guidance issued by the FASB “Simplifying the Test for Goodwill Impairment” on January 1, 2017. The new guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. As such, the impairment analysis is only one step. In this step, the Company estimates the fair value of each of its reporting units, which consisted of testing its five geographic solid waste operating segments and its E&P segment at December 31, 2019, 2018 and 2017, using discounted cash flow analyses. The Company compares the fair value of each reporting unit with the carrying value of the net assets assigned to each reporting unit. If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results. If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In testing indefinite-lived intangible assets for impairment, the Company compares the estimated fair value of each indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in the Company’s Consolidated Statements of Net Income.

During the Company’s annual impairment analysis of its solid waste operations, the Company determined the fair value of each of its five geographic solid waste operating segments at December 31, 2019, 2018 and 2017 and each indefinite-lived intangible asset within those segments using discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the Company’s 2019 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2020 annual budget developed internally by management. These forecasts reflect operating profit margins that were consistent with 2019 results and perpetual revenue growth rates of 4.5%. The Company’s discount rate assumptions are based on an assessment of the market participant rate which approximated 5.7%. In assessing the reasonableness of the Company’s determined fair values of its reporting units, the Company evaluates its results against its current market capitalization. The Company did not record an impairment charge to any of its five geographic solid

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

waste operating segments as a result of its annual goodwill and indefinite-lived intangible assets impairment tests for the years ended December 31, 2019, 2018 or 2017.

Upon adopting the goodwill impairment accounting guidance in the first quarter of 2017, the Company performed an updated impairment test for its E&P segment. The impairment test involved measuring the recoverability of goodwill by comparing the E&P segment’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using an income approach employing a discounted cash flow (“DCF”) model. The DCF model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the operating locations comprising the E&P segment. This was based on a number of key assumptions, including, but not limited to, a discount rate of 11.7%, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas exploration and production activity during the forecast period, gross margins based on estimated operating expense requirements during the forecast period and estimated capital expenditures over the forecast period, all of which were classified as Level 3 in the fair value hierarchy. The impairment test showed the carrying value of the E&P segment exceeded its fair value by an amount in excess of the carrying amount of goodwill, or $77,343. Therefore, the Company recorded an impairment charge of $77,343, consisting of the carrying amount of goodwill at its E&P segment at January 1, 2017, to Impairments and other operating charges in the Consolidated Statements of Net Income during the year ended December 31, 2017.

Additionally, the Company evaluated the recoverability of the E&P segment’s indefinite-lived intangible assets (other than goodwill) by comparing the estimated fair value of each indefinite-lived intangible asset to its carrying value. The Company estimated the fair value of the indefinite-lived intangible assets using an excess earnings approach. Based on the result of the recoverability test during the years ended December 31, 2019, 2018 and 2017, the Company did not record an impairment charge.

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

Typical indicators that an asset may be impaired include, but are not limited to, the following:

● a significant adverse change in legal factors or in the business climate;

● an adverse action or assessment by a regulator;

● a more likely than not expectation that a segment or a significant portion thereof will be sold;

● the testing for recoverability of a significant asset group within a segment; or

● current period or expected future operating cash flow losses.

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

During the year ended December 31, 2019, the Company recorded an $8,000 impairment charge, which is included in Impairments and other operating items in the Consolidated Statements of Net Income, for property and equipment associated with a landfill development project in its E&P segment that the Company is no longer pursuing. During the year ended December 31, 2018, the Company did not record an impairment charge for property and equipment. During the year ended December 31, 2017, the Company recorded an $11,038 impairment charge, which is included in Impairments and other operating items in the Consolidated Statements of Net Income, for property and equipment associated with a project to develop a new landfill in its Central segment that the Company is no longer pursuing.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments consist of the following:

	December 31, 2019		December 31, 2018
	Restricted	Restricted	Restricted	Restricted
	Cash	Investments	Cash	Investments
Settlement of insurance claims	$77,680	$—	$66,573	$—
Landfill closure and post-closure obligations	12,324	48,590	12,325	44,939
Other financial assurance requirements	6,479	2,589	5,763	2,547
	$96,483	$51,179	$84,661	$47,486

See Note 11 for further information on restricted cash and restricted investments.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and fuel hedges. As of December 31, 2019 and 2018, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of December 31, 2019 and 2018, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of December 31, 2019 and 2018, are as follows:

	Carrying Value at		Fair Value* at
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
5.25% Senior Notes due 2019	$—	$175,000	$—	$177,870
4.64% Senior Notes due 2021	$100,000	$100,000	$102,654	$101,292
2.39% Senior Notes due 2021	$150,000	$150,000	$149,823	$144,305
3.09% Senior Notes due 2022	$125,000	$125,000	$126,884	$120,682
2.75% Senior Notes due 2023	$200,000	$200,000	$201,121	$188,363
3.24% Senior Notes due 2024	$150,000	$150,000	$153,804	$142,877
3.41% Senior Notes due 2025	$375,000	$375,000	$389,127	$355,541
3.03% Senior Notes due 2026	$400,000	$400,000	$406,768	$367,143
3.49% Senior Notes due 2027	$250,000	$250,000	$259,789	$234,243
4.25% Senior Notes due 2028	$500,000	$500,000	$562,050	$506,100
3.50% Senior Notes due 2029	$500,000	$—	$533,500	$—

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedges, restricted cash and investments and contingent consideration, see Note 11.

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Credit Agreement (defined below). The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at December 31, 2019 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At December 31, 2019, the Company’s derivative instruments included 16 interest rate swap agreements as follows:

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

Another of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the price of diesel fuel. The Company’s strategy to achieve that objective involves periodically entering into fuel hedges that are specifically designated to certain forecasted diesel fuel purchases and accounted for as cash flow hedges. At December 31, 2019 and 2018, the Company had no fuel hedge agreements in place.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2019, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$2,845	Accrued liabilities(a)	$(3,680)
			Other long-term liabilities	(38,967)
Total derivatives designated as cash flow hedges		$2,845		$(42,647)
(a)	Represents the estimated amount of the existing unrealized gains and losses, respectively, on interest rate swaps as of December 31, 2019 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2018, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$10,737	Other long-term liabilities	$(9,314)
	Other assets, net	10,675
Total derivatives designated as cash flow hedges		$21,412		$(9,314)

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the years ended December 31, 2019, 2018 and 2017:

Derivatives				Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized			Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)			Classification	Net of Tax (b), (c)
	Years Ended December 31,				Years Ended December 31,
	2019	2018	2017		2019	2018	2017
Interest rate swaps	$(32,247)	$(892)	$3,795	Interest expense	$(5,900)	$(4,167)	$2,062
Fuel hedges	—	1,997	959	Cost of operations	—	(4,904)	2,112
Total	$(32,247)	$1,105	$4,754		$(5,900)	$(9,071)	$4,174
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

the amount of the Transition Tax, the Company had to determine, in addition to other factors, the amount of post-1986 earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $1,000 for the year ended December 31, 2017. The Transition Tax, which has been determined to be complete, resulted in a total Transition Tax obligation of $746 with a corresponding adjustment of $254 to income tax expense for the year ended December 31, 2018. Further, as it relates to the Company’s policy regarding the accounting for the tax impacts of global intangible low-taxed income, it has elected to record the tax impacts as period costs.

Additionally, in conjunction with the Tax Act, the Company recorded a provisional deferred income tax expense of $62,350 for the year ended December 31, 2017 associated with a portion of its U.S. earnings no longer permanently reinvested. During the year ended December 31, 2018, the Company recorded a deferred income tax expense of $6,429 associated with refinements to the prior year estimate as a measurement period adjustment pursuant to SAB 118. This resulted in total deferred income tax expense of $68,779 which has been determined to be complete.

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

Share-based compensation expense recognized during the years ended December 31, 2019, 2018 and 2017, was $42,671 ($31,926 net of taxes), $43,803 ($32,774 net of taxes) and $39,361 ($25,608 net of taxes), respectively. This share-based compensation expense includes RSUs, PSUs, DSUs, share option and warrant expense. The share-based compensation expense totals include amounts associated with the Progressive Waste share-based compensation plans, continued by the Company following the Progressive Waste acquisition, which allow for the issuance of shares or cash settlement to employees upon vesting. The Company records share-based compensation expense in Selling, general and administrative expenses in the Consolidated Statements of Net Income. The total unrecognized compensation cost at December 31, 2019, related to unvested RSU awards was $39,126 and this future expense will be recognized over the remaining vesting period of the RSU awards, which extends to 2023. The weighted average remaining vesting period of the RSU awards is 1.1 years. The total unrecognized compensation cost at December 31, 2019, related to unvested PSU awards was $13,221 and this future expense will be recognized over the remaining vesting period of the PSU awards, which extends to 2023. The weighted average remaining vesting period of PSU awards is 1.0 years.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Other Restricted Share Units

As of December 31, 2019, 2018 and 2017, the Company had a liability of $7,178, $9,799 and $10,785, respectively, representing the December 31, 2019, 2018 and 2017 fair values, respectively, of outstanding Progressive Waste restricted share units which are expected to be cash settled. For the years ended December 31, 2019 and 2018, the fair value was calculated using the number of shares granted and the closing price of the common shares in the capital of the Company. All remaining unvested Progressive Waste restricted share units vested during the year ended December 31, 2019.

Other Performance-Based Restricted Share Units

As of December 31, 2018 and 2017, the Company had a liability of $1,923 and $3,500, respectively, representing the December 31, 2018 and 2017 fair values, respectively, of outstanding Progressive Waste performance-based restricted share units, which were cash settled, less unrecognized compensation cost. The fair value was calculated using the volume weighted average price of the Company’s shares for the five preceding business days as of December 31, 2018 and 2017 which were $73.06, and $71.50, respectively. All remaining unvested Progressive Waste performance-based restricted share units vested during the year ended December 31, 2018.  All remaining outstanding Progressive Waste performance-based restricted share units were settled during the year ended December 31, 2019.

Other Share Based Options

The fair value of the Progressive Waste share based options outstanding was calculated using a Black-Scholes pricing model with the following weighted average assumptions for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Expected remaining life	1.50 years	2.50 years	0.92 to 2.30 years
Share volatility	16.14%	14.86%	12.09% to 26.07%
Discount rate	1.61%	2.51%	1.75% to 1.92%
Annual dividend rate	0.82%	0.86%	0.79%

All remaining unvested Progressive Waste share based options vested during the year ended December 31, 2017. As of December 31, 2019, 2018 and 2017, the Company had a liability of $8,559, $8,812 and $10,751, respectively, representing the December 31, 2019, 2018 and 2017 fair value, respectively, of outstanding Progressive Waste share based options which are expected to be cash settled.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2019, 2018 and 2017, was $5,410, $5,029 and $5,047, respectively, which is included in Selling, general and administrative expense in the Consolidated Statements of Net Income.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Insurance Liabilities

As a result of its insurance policies, the Company is effectively self-insured for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability, and directors’ and officers’ liability as well as for employee group health insurance, property and workers’ compensation. The Company’s insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company’s management with assistance from its third-party actuary and its third-party claims administrator. The insurance accruals are influenced by the Company’s past claims experience factors, which have a limited history, and by published industry development factors. At December 31, 2019 and 2018, the Company’s total accrual for self-insured liabilities was $127,029 and $119,506, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. For the years ended December 31, 2019, 2018 and 2017, the Company recognized $155,748, $146,940 and $141,405, respectively, of self-insurance expense which is included in Cost of operations and Selling, general and administrative expense in the Consolidated Statements of Net Income.

4.     USE OF ESTIMATES AND ASSUMPTIONS

In preparing the Company’s consolidated financial statements, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain of the information that is used in the preparation of the Company’s consolidated financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to the Company’s accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments, which are discussed in Note 3. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its consolidated financial statements.

5.     ACQUISITIONS

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

The Company acquired 21 individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses during the year ended December 31, 2019. The purchase consideration recorded during this period included contingent consideration based upon future asset and revenue growth associated with the acquired businesses. The fair value of the total contingent consideration recorded during the year ended December 31, 2019 of $14,038 was determined using probability assessments of the expected future cash flows over a one to four year period in which the obligations are expected to be settled, and applying an average discount rate of 2.3%.  As of December 31, 2019, the obligations recognized at the purchase date have not materially changed.  Any changes in the fair value of the contingent

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled. The total acquisition-related costs incurred during the year ended December 31, 2019 for these acquisitions was $12,335. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

The Company acquired 20 individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses during the year ended December 31, 2018. The purchase price for one of these acquisitions included contingent consideration of $11,593, representing the fair value of up to $12,582 of amounts payable to the former owners based on the achievement of certain operating targets specified in the asset purchase agreement. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the three-year period in which the obligation is expected to be settled, and applying a discount rate of 2.7%. As of December 31, 2019, the obligation recognized at the purchase date has not materially changed. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled. The total acquisition-related costs incurred during the year ended December 31, 2018 for these acquisitions was $8,607. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

The Company acquired 14 individually immaterial non-hazardous solid waste collection, transfer and recycling businesses during the year ended December 31, 2017. The total acquisition-related costs incurred during the year ended December 31, 2017 for these acquisitions was $5,700. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the consideration transferred to acquire these businesses and the amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	Acquisitions	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$736,610	$830,091	$410,695
Debt assumed	95,809	210,461	56,958
Notes issued to sellers	—	—	13,460
Fair value of operations exchanged	—	—	81,097
Change in open working capital settlements at year end	5,272	(8,507)	—
	837,691	1,032,045	562,210

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	25,220	23,682	19,228
Prepaid expenses and other current assets	4,970	4,614	10,722
Property and equipment	294,037	437,914	169,433
Long-term franchise agreements and contracts	78,312	10,888	54,674
Indefinite-lived intangibles	—	—	5,830
Customer lists	52,422	133,387	33,529
Permits and other intangibles	48,141	23,935	27,261
Other assets	7	19	3,052
Accounts payable and accrued liabilities	(19,209)	(25,005)	(12,020)
Deferred revenue	(17,245)	(16,238)	(6,883)
Contingent consideration	(14,038)	(11,669)	(2,885)
Other long-term liabilities	(8,707)	(15,532)	(1,080)
Deferred income taxes	(13,287)	(391)	(50,283)
Total identifiable net assets	430,623	565,604	250,578
Goodwill	$407,068	$466,441	$311,632

Goodwill acquired in 2019 totaling $266,310 is expected to be deductible for tax purposes. Goodwill acquired in 2018 totaling $455,283 is expected to be deductible for tax purposes. Goodwill acquired in 2017 totaling $62,887 is expected to be deductible for tax purposes.

The fair value of acquired working capital related to nine individually immaterial acquisitions completed during the year ended December 31, 2019, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these nine acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2019, was $27,297, of which $2,077 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2018, was $27,795, of which $4,113 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2017, was $20,746, of which $1,518 was expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

6.     INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2019:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$550,340	$(192,462)	$—	$357,878
Customer lists	587,562	(308,427)	—	279,135
Permits and other	367,127	(63,299)	—	303,828
	1,505,029	(564,188)	—	940,841
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	—	—	158,591
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	260,729	—	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,765,758	$(564,188)	$(38,507)	$1,163,063

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the year ended December 31, 2019 was 16.1 years. The weighted-average amortization period of customer lists acquired during the year ended December 31, 2019 was 10.5 years. The weighted-average amortization period of finite-lived permits and other acquired during the year ended December 31, 2019 was 38.8 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2018:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$476,833	$(157,986)	$—	$318,847
Customer lists	530,614	(232,461)	—	298,153
Permits and other	338,601	(49,195)	—	289,406
	1,346,048	(439,642)	—	906,406
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	—	—	158,591
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	260,729	—	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,606,777	$(439,642)	$(38,507)	$1,128,628

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2020	$126,000
For the year ending December 31, 2021	$109,234
For the year ending December 31, 2022	$94,173
For the year ending December 31, 2023	$79,710
For the year ending December 31, 2024	$68,350

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

7.     PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2019	2018
Landfill site costs	$4,334,562	$3,981,870
Rolling stock	2,011,283	1,736,673
Land, buildings and improvements	1,079,420	963,903
Containers	764,607	682,990
Machinery and equipment	749,557	660,961
Construction in progress	23,739	25,692
	8,963,168	8,052,089
Less accumulated depreciation and depletion	(3,446,821)	(2,883,093)
	$5,516,347	$5,168,996

The Company’s landfill depletion expense, recorded in Depreciation in the Consolidated Statements of Net Income, for the years ended December 31, 2019, 2018 and 2017, was $225,687, $206,404 and $196,314, respectively.

8.     LEASES

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

ROU assets for operating leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  The Company did not recognize an impairment charge for any of its ROU assets during the year ended December 31, 2019.

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

carrying amount of the corresponding ROU asset.  The Company did not recognize any significant remeasurements during the year ended December 31, 2019.

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

Lease cost for operating leases for the year ended December 31, 2019 was as follows:

Year Ended
December 31, 2019
Operating lease cost	$38,710

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

Year Ended
December 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$38,226
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$10,746

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	Year Ended
	December 31, 2019
Weighted average remaining lease term	8.7	years
Weighted average discount rate	3.99%

As of December 31, 2019, future minimum lease payments, as calculated under the new lease guidance and reconciled to the operating lease liability, are as follows:

2020	$36,718
2021	33,432
2022	32,087
2023	28,750
2024	20,382
Thereafter	75,716
Minimum lease payments	227,085
Less: imputed interest	(37,123)
Present value of minimum lease payments	189,962
Less: current portion of operating lease liabilities	(29,929)
Long-term portion of operating lease liabilities	$160,033

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
$258,426

A summary of rent expense for both short-term agreements and non-cancelable operating lease agreements for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
Rent expense	$42,646	$43,383

9.     ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2019	2018
Insurance claims	$127,029	$119,506
Payroll and payroll-related	71,593	87,136
Interest payable	17,286	16,971
Final capping, closure and post-closure liability - current portion	7,707	26,126
Unrealized cash flow hedge losses	3,680	—
Cell processing reserve - current portion	3,518	2,835
Environmental remediation reserve - current portion	2,314	3,592
Share-based compensation plan liability – current portion	930	6,209
Other	47,251	53,295
	$281,308	$315,670

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

10.     LONG-TERM DEBT

The following table presents the Company’s long-term debt as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Revolver under Credit Agreement, bearing interest ranging from 2.90% to 3.18% (a)	$916,247	$481,610
Term loan under Credit Agreement, bearing interest at 2.90% (a)	700,000	1,237,500
5.25% Senior Notes due 2019	—	175,000
4.64% Senior Notes due 2021	100,000	100,000
2.39% Senior Notes due 2021	150,000	150,000
3.09% Senior Notes due 2022	125,000	125,000
2.75% Senior Notes due 2023	200,000	200,000
3.24% Senior Notes due 2024	150,000	150,000
3.41% Senior Notes due 2025	375,000	375,000
3.03% Senior Notes due 2026	400,000	400,000
3.49% Senior Notes due 2027	250,000	250,000
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	—
Tax-exempt bonds	—	15,930
Notes payable to sellers and other third parties, bearing interest ranging from 2.75% to 10.90%, principal and interest payments due periodically with due dates ranging from 2020 to 2036 (a)	9,638	14,653
	4,375,885	4,174,693
Less – current portion	(465)	(1,786)
Less – debt issuance costs	(21,638)	(19,442)
	$4,353,782	$4,153,465
(a)	Interest rates represent the interest rates incurred at December 31, 2019.

Credit Agreement

The Company has a revolving credit and term loan agreement (the “Credit Agreement”) with Bank of America, N.A., acting through its Canada Branch, as global agent, the swing line lender and letter of credit issuer, Bank of America, N.A., as the U.S. Agent and a letter of credit issuer, the lenders (the “Lenders”) and any other financial institutions from time to time party thereto. There are no subsidiary guarantors under the Credit Agreement. The Credit Agreement has a scheduled maturity date of March 21, 2023.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Details of the Credit Agreement are as follows:

	December 31,	December 31,
	2019	2018
Revolver under Credit Agreement
Available	$538,642	$955,779
Letters of credit outstanding	$107,611	$125,111
Total amount drawn, as follows:	$916,247	$481,610
Amount drawn - U.S. LIBOR rate loan	$897,000	$357,000
Interest rate applicable - U.S. LIBOR rate loan	2.90%	3.62%
Interest rate margin - U.S. LIBOR rate loan	1.10%	1.10%
Amount drawn – Canadian bankers’ acceptance	$19,247	$124,610
Interest rate applicable – Canadian bankers’ acceptance	3.18%	3.40%
Interest rate acceptance fee – Canadian bankers’ acceptance	1.10%	1.10%
Commitment – rate applicable	0.12%	0.12%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$700,000	$1,237,500
Interest rate applicable – U.S. based LIBOR loan	2.90%	3.62%
Interest rate margin – U.S. based LIBOR loan	1.10%	1.10%

Pursuant to the terms and conditions of the Credit Agreement, the Lenders provide a $3,200,000 credit facility to the Company, consisting of (i) revolving advances up to an aggregate principal amount of $1,562,500 at any one time outstanding, and (ii) a term loan in an aggregate principal amount of $1,637,500. As part of the aggregate commitments under the revolving advances, the Credit Agreement provides for letters of credit to be issued at the request of the Company in an aggregate amount not to exceed $320,000 and for swing line loans to be issued at the request of the Company in an aggregate amount not to exceed the lessor of $75,000 and the aggregate commitments under the revolving advances. Both the letter of credit sublimit and the swing line sublimit are part of, and not in addition to, the aggregate commitments under the revolving advances. Subject to certain specified conditions and additional deliveries, the Company has the option to request increases in the aggregate commitments for revolving advances and one or more additional term loans, provided that (i) the aggregate principal amount of such requests does not exceed $500,000 and (ii) the aggregate principal amount of commitments and term loans under the credit facility does not exceed $3,700,000. The Company has $3,939 of debt issuance costs related to the Credit Agreement recorded in Other assets, net in the Consolidated Balance Sheets at December 31, 2019, which are being amortized through the maturity date, or March 21, 2023.

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

default and limitations on the incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and burdensome agreements. During the continuance of an event of default, the Lenders may take a number of actions, including, among others, declaring the entire amount then outstanding under the Credit Agreement to be due and payable. The Credit Agreement includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) (i) Consolidated Total Funded Debt (as defined in the Credit Agreement) as of such date less (ii) the sum of cash and cash equivalents of the Company and its subsidiaries on a dollar-for-dollar basis as of such date in excess of $50,000 up to a maximum of $200,000 (such that the maximum amount of reduction pursuant to this calculation does not exceed $150,000) to (b) Consolidated EBITDA (as defined in the Credit Agreement), measured for the preceding 12 months (the “Leverage Ratio”), to not more than 3.50 to 1.00 (or 3.75 to 1.00 during material acquisition periods, subject to certain limitations). The Credit Agreement also includes a financial covenant requiring the ratio of Consolidated EBIT (as defined in the Credit Agreement) to Consolidated Total Interest Expense (as defined in the Credit Agreement), in each case, measured for the preceding 12 months, (the “Interest Coverage Ratio”) to be not less than 2.75 to 1.00. As of December 31, 2019 and 2018, the Company was in compliance with all applicable covenants in the Credit Agreement.

2016 Master Note Purchase Agreement

On June 1, 2016, the Company entered into a Master Note Purchase Agreement (as supplemented by the First Supplement dated as of February 13, 2017 (the “2016 First Supplement”) and as amended, restated, amended and restated, assumed, supplemented or modified from time to time, the “2016 NPA”) with certain accredited institutional investors. On April 20, 2017, pursuant to the 2016 NPA, and the 2016 First Supplement, the Company issued and sold to certain accredited institutional investors $400,000 aggregate principal amount of senior unsecured notes consisting of $150,000 aggregate principal amount, which will mature on April 20, 2024, with an annual interest rate of 3.24% (the “2024 Senior Notes”) and $250,000 aggregate principal amount, which will mature on April 20, 2027, with an annual interest rate of 3.49% (the “2027 Senior Notes” and collectively with the 2024 Senior Notes, the “2017A Senior Notes”) in a private placement.

On March 21, 2018, the Company entered into that certain Amendment No. 1 to Master Note Purchase Agreement (the “2016 NPA First Amendment”), with each of the holders party thereto, which amended the 2016 NPA.

The 2016 NPA First Amendment, among other things, provided for certain amendments to the 2016 NPA to facilitate (i) certain conforming changes to align certain provisions of the 2016 NPA, the 2008 NPA (as defined below) and the Credit Agreement and (ii) the release of all subsidiary guarantors in relation to obligations under the 2016 NPA and the 2016 NPA Notes (as defined below) (the “2016 Release”).

Pursuant to the terms and conditions of the 2016 NPA, the Company has outstanding senior unsecured notes (the “2016 NPA Notes”) at December 31, 2019 consisting of (i) $150,000 of 2.39% senior notes due June 1, 2021 (the “New 2021 Senior Notes”), (ii) $200,000 of 2.75% senior notes due June 1, 2023 (the “2023 Senior Notes”), (iii) $400,000 of 3.03% senior notes due June 1, 2026 (the “2026 Senior Notes”) and (iv) $400,000 of the 2017A Senior Notes.

The New 2021 Senior Notes, the 2023 Senior Notes, the 2026 Senior Notes and the 2017A Senior Notes bear interest at fixed rates with interest payable in arrears semi-annually, and on the respective maturity dates, until the principal thereunder becomes due and payable. The Company is amortizing the $9,011 of debt issuance costs through the maturity dates of the respective notes.

Under the terms and conditions of the 2016 NPA, the Company is authorized to issue and sell notes in the aggregate principal amount of $1,500,000, inclusive of the outstanding $1,150,000 aggregate principal amount of 2016 NPA Notes that have been issued and sold by the Company, provided that the purchasers of the 2016 NPA Notes shall not have any obligation to purchase any additional notes issued pursuant to the 2016 NPA.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The 2016 NPA Notes are unsecured obligations and rank pari passu with obligations under the Credit Agreement and the 2008 NPA Notes (defined below). Following the 2016 Release, there are currently no subsidiary guarantors in relation to the obligations under the 2016 NPA or the 2016 NPA Notes.

The 2016 NPA Notes are subject to representations, warranties, covenants and events of default customary for a private placement of senior unsecured notes. Upon the occurrence of an event of default, payment of the 2016 NPA Notes may be accelerated by the holders of the 2016 NPA Notes. The 2016 NPA Notes may also be prepaid by the Company at par plus a make-whole amount determined by the amount of the excess, if any, of the discounted value of the remaining scheduled payments with respect to the called principal of such 2016 NPA Notes minus the amount of such called principal, provided that the make whole shall in no event be less than zero. The discounted value is determined using market-based discount rates. In addition, the Company will be required to offer to prepay the 2016 NPA Notes upon certain changes in control. The 2016 NPA also contemplates certain offers of prepayments for specified tax reasons or certain noteholder sanctions events. The 2016 NPA requires that the Company comply with the specified quarterly leverage ratio and interest coverage ratio, in each case, as of the last day of each fiscal quarter. The required leverage ratio cannot exceed 3.75 to 1.00. The required interest coverage ratio must not be less than 2.75 to 1.00. As of December 31, 2019 and 2018, the Company was in compliance with all applicable covenants in the 2016 NPA.

2008 Master Note Purchase Agreement

In July 2008, the Company, certain subsidiaries of the Company (together with the Company, the “Obligors”) and certain accredited institutional investors entered into that certain Master Note Purchase Agreement, dated July 15, 2008 (as amended, restated, assumed, supplemented or otherwise modified from time to time, the “2008 NPA”).

On March 21, 2018, the Company entered into that certain Amendment No. 7 to the 2008 NPA (the “2008 NPA Seventh Amendment”), with each of the holders party thereto, which amended the 2008 NPA. The 2008 NPA Seventh Amendment, among other things, provided certain amendments to the 2008 NPA to facilitate (i) certain conforming changes to align the provisions of the 2008 NPA, the 2016 NPA and the Credit Agreement and (ii) the release of all subsidiary guarantors in relation to obligations under the 2008 NPA and the 2008 NPA Notes (the “2008 Release”).

Pursuant to the terms and conditions of the 2008 NPA, the Company has outstanding senior unsecured notes (the “2008 NPA Notes”) at December 31, 2019 consisting of (i) $100,000 of 4.64% senior notes due 2021 (the “2021 Senior Notes”), (ii) $125,000 of 3.09% senior notes due 2022 (the “2022 Senior Notes”) and (iii) $375,000 of 3.41% senior notes due 2025 (the “2025 Senior Notes”). The 2021 Senior Notes, the 2022 Senior Notes and the 2025 Senior Notes bear interest at fixed rates with interest payable in arrears semi-annually, and on the respective maturity dates, until the principal thereunder becomes due and payable. The Company is amortizing the $3,863 of debt issuance costs through the maturity dates of the respective notes. The Company repaid at maturity its $50,000 of 4.00% senior notes due April 2018 (the “2018 Senior Notes”) in April 2018.  The Company also repaid at maturity its $175,000 of 5.25% senior notes due 2019 (the “2019 Senior Notes”) in November 2019.

Under the terms and conditions of the 2008 NPA, the Company is authorized to issue and sell notes in the aggregate principal amount of $1,250,000, provided that the purchasers of the 2008 NPA Notes shall not have any obligation to purchase any additional notes issued pursuant to the 2008 NPA.

The 2008 NPA Notes are unsecured obligations and rank pari passu with obligations under the Credit Agreement and the 2016 NPA Notes. Following the 2008 Release, there are no subsidiary guarantors in relation to the Company’s obligations under the 2008 NPA or the 2008 NPA Notes.

The 2008 NPA Notes are subject to representations, warranties, covenants and events of default customary for a private placement of senior unsecured notes. Upon the occurrence of an event of default, payment of the 2008 NPA Notes may be accelerated by the holders of the 2008 NPA Notes. The 2008 NPA Notes may also be prepaid by the

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Company at par plus a make-whole amount determined by the amount of excess, if any, of the discounted value of the remaining scheduled payments with respect to the called principal of such 2008 NPA Notes minus the amount of such called principal, provided that the make whole shall in no event be less than zero. The discounted value is determined using market-based discount rates. In addition, the Company will be required to offer to prepay the 2008 NPA Notes upon certain changes in control; however, no such prepayment offer was accepted in connection with the Progressive Waste acquisition. The 2008 NPA also contemplates certain offers of prepayments for specified tax reasons or certain noteholder sanctions events. The 2008 NPA requires that the Company comply with the specified quarterly leverage ratio and interest coverage ratio, in each case, as of the last day of each fiscal quarter. The required leverage ratio cannot exceed 3.75 to 1.00. The required interest coverage ratio must not be less than 2.75 to 1.00. As of December 31, 2019 and 2018, the Company was in compliance with all applicable covenants in the 2008 NPA.

Senior Notes due 2028 and 2029

On November 16, 2018, the Company completed an underwritten public offering of $500,000 aggregate principal amount of its 4.25% Senior Notes due 2028 (the “2028 Senior Notes”). The 2028 Senior Notes were issued under the Indenture, dated as of November 16, 2018 (the “Base Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of November 16, 2018 (the Base Indenture as so supplemented, the “Indenture”).

The Company will pay interest on the 2028 Senior Notes semi-annually in arrears and the 2028 Senior Notes will mature on December 1, 2028. The 2028 Senior Notes are the Company’s senior unsecured obligations, ranking equally in right of payment with its other existing and future unsubordinated debt and senior to any of its future subordinated debt. The 2028 Senior Notes are not guaranteed by any of the Company’s subsidiaries. The Company is amortizing the $5,052 of debt issuance costs through the maturity date.

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

The Company will pay interest on the 2029 Senior Notes semi-annually in arrears and the 2029 Senior Notes will mature on May 1, 2029. The 2029 Senior Notes are senior unsecured obligations, ranking equally in right of payment with the Company’s other existing and future unsubordinated debt and senior to any of the Company’s future subordinated debt. The 2029 Senior Notes are not guaranteed by any of the Company’s subsidiaries. The Company is amortizing the $4,644 of debt issuance costs through the maturity date.

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

Under certain circumstances, the Company may become obligated to pay additional amounts (the “Additional Amounts”) with respect to the 2028 and/or 2029 Senior Notes (the “Notes”) to ensure that the net amounts received by each holder of the Notes will not be less than the amount such holder would have received if withholding taxes or deductions were not incurred on a payment under or with respect to the Notes. If such payment of Additional Amounts is a result of a change in the laws or regulations, including a change in any official position, the introduction of an official position or a holding by a court of competent jurisdiction, of any jurisdiction from or through which payment is made by or on behalf of the Notes having power to tax, and the Company cannot avoid such payments of Additional Amounts through reasonable measures, then the Company may redeem the 2028 and/or 2029 Notes then outstanding at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date).

If the Company experiences certain kinds of changes of control, each holder of the Notes may require the Company to repurchase all or a portion of the Notes for cash at a price equal to 101% of the aggregate principal amount of such Notes, plus any accrued but unpaid interest to, but excluding, the date of repurchase.

The covenants in the Indenture include limitations on liens, sale-leaseback transactions and mergers and sales of all or substantially all of the Company’s assets. The Indenture also includes customary events of default with respect to the Notes. As of December 31, 2019, the Company was in compliance with all applicable covenants in the Indenture.

Upon an event of default, the principal of and accrued and unpaid interest on all the Notes may be declared to be due and payable by the Trustee or the holders of not less than 25% in principal amount of the outstanding 2028 and/or 2029 Senior Notes. Upon such a declaration, such principal and accrued interest on all of the 2028 and/or 2029 Senior Notes will be due and payable immediately. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, the principal (or such specified amount) of and accrued and unpaid interest, if any, on all outstanding 2028 and/or 2029 Senior Notes will become and be immediately due and payable without any declaration or other act on the part of the Trustee or any holder of the Notes.

Tax-Exempt Bonds

In January 2019, the Company gave notice to redeem its LeMay Washington Bond with a remaining principal balance of $15,930 prior to the April 1, 2033 maturity date. The Company paid in full the principal and accrued interest on this bond on March 6, 2019. The Company has no further tax-exempt bond financings.

As of December 31, 2019, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2020	$465
2021	254,298
2022	125,430
2023	1,816,703
2024	150,483
Thereafter	2,028,506
$4,375,885

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At December 31, 2019 and 2018, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash and investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash and investments measured at fair value are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018, were as follows:

	Fair Value Measurement at December 31, 2019 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(39,802)	$—	$(39,802)	$—
Restricted cash and investments	$147,318	$—	$147,318	$—
Contingent consideration	$(68,984)	$—	$—	$(68,984)

	Fair Value Measurement at December 31, 2018 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$12,098	$—	$12,098	$—
Restricted cash and investments	$131,422	$—	$131,422	$—
Contingent consideration	$(54,615)	$—	$—	$(54,615)

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Beginning balance	$54,615	$47,285
Contingent consideration recorded at acquisition date	14,038	11,669
Payment of contingent consideration recorded at acquisition date	(3,200)	(6,127)
Payment of contingent consideration recorded in earnings	—	(11)
Adjustments to contingent consideration	1,498	349
Interest accretion expense	1,852	1,756
Foreign currency translation adjustment	181	(306)
Ending balance	$68,984	$54,615

12.   COMMITMENTS AND CONTINGENCIES

COMMITMENTS

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

At December 31, 2019 and 2018, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $661,593 and $619,830, respectively, to secure its asset closure and retirement requirements and $419,259 and $357,820, respectively, to secure performance under collection contracts and landfill operating agreements.

The Company owns a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure landfill final capping, closure and post-closure obligations for companies operating in the solid waste industry. The Company accounts for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment. This investee company and the parent company of the investee have written financial surety bonds for the Company, of which $392,592 and $381,770 were outstanding as of December 31, 2019 and 2018, respectively. The Company’s reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.

Unconditional Purchase Obligations

At December 31, 2019, the Company’s unconditional purchase obligations consist of multiple fixed-price fuel purchase contracts under which it has 49.0 million gallons remaining to be purchased for a total of $129,373. These fuel purchase contracts expire on or before December 31, 2021.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

As of December 31, 2019, future minimum purchase commitments, by calendar year, are as follows:

2020	$76,799
2021	52,574
$129,373

CONTINGENCIES

Environmental Risks

The Company expenses costs incurred to investigate and remediate environmental issues unless they extend the economic useful lives of the related assets. The Company records liabilities when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. The remediation reserves cover anticipated costs, including remediation of environmental damage that waste facilities may have caused to neighboring landowners or residents as a result of contamination of soil, groundwater or surface water, including damage resulting from conditions existing prior to the Company’s acquisition of such facilities. The Company’s estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. The Company does not discount remediation obligations. At December 31, 2019 and 2018, the current portion of remediation reserves was $2,314 and $3,592, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. At December 31, 2019 and 2018, the long-term portion of remediation reserves was $18,770 and $18,362, respectively, which is included in Other long-term liabilities in the Consolidated Balance Sheets. Any substantial increase in the liabilities for remediation of environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of December 31, 2019, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

On August 16, 2016, the EPA sent individual letters to each of the PRPs for the LDW Site, including NWCS, stating that it expects to initiate negotiations with all PRPs in early 2018 relating to a Remedial Design/Remedial Action (“RD/RA”) Consent Decree.  An RD/RA Consent Decree provides for the cleanup of the entire site and is often referred to as a “global settlement.”  In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a confidential and non-binding allocation of certain past response costs allegedly incurred at the LDW Site as well as the anticipated future response costs associated with the clean-up.  The pre-remedial design work under the AOC 3 was not expected to conclude until the end of 2019, and in March 2017, the PRPs provided the EPA with notice that the allocation was not scheduled to conclude until mid-2019.  Later extensions pushed the allocation conclusion date to early 2020 and the EPA was informed of that schedule.  The allocation participants voted in June 2019 to extend the final allocation report deadline to July 2020.  The EPA has been informed of that change.  In January 2020, the allocator informed the parties that the allocation report will be delayed but he did not provide an expected delivery date.  In June 2017, attorneys for the EPA informed attorneys for several PRPs that the EPA expected to begin RD/RA negotiations in the late summer or early fall of 2018.  Those negotiations have not been scheduled and there is no recent indication from the EPA regarding when they will begin. NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs, its specific allocation, or the likelihood of the parties then negotiating a global settlement with the EPA.  Thus, NWCS cannot reasonably determine the likelihood of any outcome in this matter, including its potential liability.

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

Los Angeles County, California Landfill Expansion Litigation

A.    Chiquita Canyon, LLC Lawsuit Against Los Angeles County

In October 2004, the Company’s subsidiary, Chiquita Canyon, LLC (“CCL”), then under prior ownership, filed an application (the “Application”) with the County of Los Angeles (the “County”) Department of Regional Planning (“DRP”) for a conditional use permit (the “CUP”) to authorize the continued operation and expansion of the Chiquita Canyon Landfill (the “Landfill”). The Landfill has operated since 1972, and as a regional landfill, accepted approximately two million tons of materials for disposal and beneficial use in 2018. The Application requested expansion of the existing waste footprint on CCL’s contiguous property, an increase in maximum elevation, creation of a new entrance and new support facilities, construction of a facility for the County or another third-party operator to host household hazardous waste collection events, designation of an area for mixed organics/composting, and other modifications.

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

Responding to a procedural suggestion from the Court, CCL filed its First Amended Complaint on March 23, 2018. After full briefing, the hearing on the demurrer took place on July 17, 2018. The Superior Court sustained the demurrer and granted the motion to strike. The effect of the Court’s rulings was to bar CCL from proceeding with its challenges to 14 of the 29 CUP conditions at issue in the litigation, including 13 operational conditions and CCL’s challenge to the $11,600 B&T Fee discussed below. The Superior Court granted CCL leave to amend its Complaint if CCL chose to pay the $11,600 B&T fee to allow a challenge to the B&T fee to proceed under the Mitigation Fee Act. CCL paid the $11,600 B&T fee on August 10, 2018 and filed its Second Amended Complaint on August 16, 2018, reflecting that the B&T fee had been paid under protest and allowing the challenges to the B&T fee to go forward.

On September 14, 2018, CCL sought discretionary review by the California Court of Appeal of the Superior Court’s July 17, 2018 decision barring the challenge to 13 operational conditions. The Court of Appeal agreed to hear CCL’s appeal and on February 25, 2019, the Court of Appeal issued its decision, reversing the trial court orders that granted the County’s motion to strike and demurrer. The Court of Appeal ruled that CCL had adequately pled a claim that the County was equitably estopped from contending that CCL had forfeited its rights to challenge the legality of the 13 operational conditions. CCL’s Complaint sets forth that CCL relied on representations made by the County in 2017 that

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

CCL could reserve its legal rights to challenge the CUP in a separate reservation of rights letter rather than the affidavit of acceptance of the CUP that the County compelled Chiquita to file.

At a trial setting conference on May 28, 2019, the equitable estoppel issues in this case were discussed and the Superior Court continued the June 18, 2019 trial date to April 23, 2020. The Superior Court also set an evidentiary hearing on the equitable estoppel issues for November 12, 2019. Discovery occurred on these issues in July through September 2019. Following full briefing and oral argument on November 12, 2019, the Superior Court issued its decision on November 13th, finding that the County was estopped from contending that CCL has waived its rights to challenge the legality of the 13 operational conditions. The County sought interlocutory review of the Superior Court’s decision in the Court of Appeal, which denied the County’s petition on February 7, 2020.  Trial remains set for April 23, 2020.  CCL will continue to vigorously prosecute the lawsuit. However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

B.    CEQA Lawsuit Against Los Angeles County Challenging Environmental Review for Landfill Expansion

A separate lawsuit involving CCL and the Landfill was filed on August 24, 2017 by community activists alleging that the environmental review underlying the CUP was inadequate under state law. The Val Verde Civic Association, Citizens for Chiquita Canyon Landfill Compliance, and the Santa Clarita Organization for Planning the Environment filed a petition for writ of mandate in the Superior Court of California, County of Los Angeles against the County, naming CCL as the real party in interest. The lawsuit seeks to overturn the County’s approval of the CUP for the expansion of the Landfill and the certification of the final Environmental Impact Report, arguing that the report violates the California Environmental Quality Act. Pursuant to Condition No. 6 of the CUP, which requires CCL to defend, indemnify, and hold harmless the County, its agents, officers, and employees from any claim or proceeding against the County brought by any third party to attack, set aside, void, or annul the CUP approval, CCL has agreed to reimburse the County for its legal costs associated with defense of the lawsuit. As the real party in interest, CCL has a right to notice and an opportunity to be heard in opposition to the petition for writ of mandate. The petitioners filed their Opening Brief with the court on September 27, 2018. CCL filed its Opposition Brief with the court on November 28, 2018 and the petitioners filed their Reply Brief on December 20, 2018. A trial date had been scheduled for February 8, 2019, but on February 6, 2019, the court reassigned the case to a different judge and vacated the trial date. A new trial date was scheduled for August 23, 2019. At the conclusion of oral argument on August 23, 2019, the court asked the parties to return on September 13, 2019 for further oral argument on the odor mitigation issue. The court issued a final ruling on October 10, 2019 and a final judgment on December 4, 2019, denying the writ petition in full. On December 6, 2019, one of the petitioners, Santa Clarita Organization for Planning the Environment, filed an appeal of the court’s October 10, 2019 ruling. On December 9, 2019, the same petitioner filed an appeal of the court’s December 4, 2019 judgment.

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

Chiquita filed a Motion for Stay seeking to halt enforcement of the B&T fee and penalty and the accrual of any further penalties pending the resolution of the Petition for Writ of Mandamus. The motion was heard and denied by the Court on July 17, 2018.  As explained above, the Court granted CCL leave to pay the $11,600 B&T fee and to amend its Complaint to reflect the payment under protest, allowing the challenge to the B&T fee to proceed.  CCL paid the B&T fee on August 10, 2018, and also paid on that date the administrative penalty of $83 and a noncompliance fee of $0.75. As directed by the Court, CCL amended its Complaint in a Second Amended Complaint filed in the CUP action on August 16, 2018. The Court indicated that the NOV case would likely be tried in conjunction with the CUP case, set for June 18, 2019, and that the cases would be coordinated.  At the May 28, 2019 trial setting conference referenced above where the trial of the CUP case was set for April 23, 2020, the Superior Court set the trial for the B&T fee/NOV case for June 25, 2020.  CCL will continue to vigorously prosecute the lawsuit.  However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

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

On June 25, 2019, the Waterford Petitioners filed their appellate brief and the joint record on appeal.  The Halfmoon Petitioners filed their appellate brief on August 21, 2019.  The Company, CRL, and the Town filed their joint appellee brief and supplemental appendix on November 20, 2019.  On January 8, 2020, the Office of the Attorney General of the State of New York filed a motion seeking a 45-day extension of the date by which DEC is required to file its appellee brief, which was granted.  Its brief is now due by February 25, 2020.  The Waterford and Halfmoon Petitioners’ reply briefs will be due ten days from service of DEC’s appellee brief.

Collective Bargaining Agreements

Twenty-one of the Company’s collective bargaining agreements have expired or are set to expire in 2020. The Company does not expect any significant disruption in its overall business in 2020 as a result of labor negotiations, employee strikes or organizational efforts.

13.   SHAREHOLDERS’ EQUITY

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

Cash Dividend

The Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2019, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.025, from $0.16 to $0.185 per Company common share. Cash dividends of $175,067, $152,550 and $131,975 were paid during the years ended December 31, 2019, 2018 and 2017, respectively.

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

The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including the Company’s capital structure, the market price of the common shares and overall market conditions. All common shares purchased under the NCIB will be immediately cancelled following their repurchase.

For the year ended December 31, 2019, the Company did not repurchase any common shares pursuant to the NCIB in effect during that period. For the year ended December 31, 2018, the Company repurchased 831,704 common shares pursuant to its NCIB in effect during such period at an aggregate cost of $58,928. For the year ended December 31, 2017, the Company did not repurchase any common shares pursuant to the NCIB in effect during that period. As of December 31, 2019, the remaining maximum number of shares available for repurchase under the current NCIB was 13,184,474.

Common Shares

The Company is authorized to issue an unlimited number of common shares, that have no par value, and uses reserved but unissued common shares to satisfy its obligations under its equity-based compensation plans. As of December 31, 2019, the Company has reserved the following common shares for issuance:

For outstanding RSUs, PSUs and warrants	1,991,919
For future grants under the 2016 Incentive Award Plan	5,431,669
7,423,588

Common Shares Held in Trust

Common shares held in trust at December 31, 2019 consist of 81,514 shares of the Company held in a trust that were acquired by Progressive Waste prior to June 1, 2016 for the benefit of its U.S. and Canadian employees participating in certain share-based compensation plans. A total of 735,171 common shares were held in the trust on June 1, 2016 when it was acquired by the Company in the Progressive Waste acquisition. Common shares held in trust are classified as treasury shares in the Company’s Consolidated Balance Sheets. The Company will sell shares out of the trust and remit cash or shares to employees and non-employee directors as restricted share units vest and deferred share units settle, under the Progressive Waste share-based compensation plans that were continued by the Company. During the years ended December 31, 2019, 2018 and 2017, the Company sold 48,375, 36,244 and 171,264 common shares held in the trust, respectively, to settle vested restricted share units and deferred share units.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Special Shares

The Company is authorized to issue an unlimited number of special shares. Holders of special shares are entitled to one vote in matters of the Company for each special share held. The special shares carry no right to receive dividends or to receive the remaining property or assets of the Company upon dissolution or wind-up. At December 31, 2019, 2018 and 2017, no special shares were issued.

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares, issuable in series. Each series of preferred shares issued shall have rights, privileges, restrictions and conditions as determined by the Board of Directors prior to their issuance. Preferred shareholders are not entitled to vote, but take preference over the common shareholders rights in the remaining property and assets of the Company in the event of dissolution or wind-up. At December 31, 2019, 2018 and 2017, no preferred shares were issued.

Restricted Share Units, Performance-Based Restricted Share Units, Share Options and Share Purchase Warrants

In connection with the Progressive Waste acquisition, each Waste Connections US, Inc. restricted stock unit award, deferred restricted stock unit award and warrant outstanding immediately prior to the Progressive Waste acquisition was automatically converted into a restricted share unit award, deferred restricted share unit award or warrant, as applicable, relating to an equal number of common shares of the Company, on the same terms and conditions as were applicable immediately prior to the Progressive Waste acquisition under such equity award. Such conversion of equity awards was approved by the Company’s shareholders at its shareholder meeting as part of the shareholders’ approval of the Progressive Waste acquisition. At its meeting on June 1, 2016, the Company’s Board of Directors approved the assumption by the Company of the Waste Connections US, Inc. 2014 Incentive Plan Award (the “2014 Plan”), the Waste Connections US, Inc. Third Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”), and the Waste Connections US, Inc. Consultant Incentive Plan (the “Consultant Plan,” and, together with the 2014 Plan and the 2004 Plan, the “Assumed Plans”) for the purposes of administering the Assumed Plans and the awards issued thereunder. No additional awards will be made under any of the Assumed Plans. Upon the vesting, expiration, exercise in accordance with their terms or other settlement of all of the awards made pursuant to an Assumed Plan, such Assumed Plan shall automatically terminate.

Participation in the 2004 Plan was limited to employees, officers, directors and consultants. Restricted share units (“RSUs”) granted under the 2004 Plan generally vest in installments pursuant to a vesting schedule set forth in each agreement. The Board of Directors authorized the granting of awards under the 2004 Plan, and determined the employees and consultants to whom such awards were to be granted, the number of shares subject to each award, and the exercise price, term, vesting schedule and other terms and conditions of each award. RSU awards granted under the plan did not require any cash payment from the participant to whom an award was made. No grants have been made under the 2004 Plan since May 16, 2014 pursuant to the approval by the stockholders of the 2014 Plan on such date.

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

On June 1, 2016, the Company’s Board of Directors adopted the 2016 Incentive Award Plan (the “2016 Plan”), which was approved by Progressive Waste’s shareholders on May 26, 2016. On each of July 24, 2017 and 2018, the Board of Directors approved certain housekeeping amendments to the 2016 Plan. The 2016 Plan, as amended, is administered by the Company’s Compensation Committee and provides that the aggregate number of common shares which may be issued from treasury pursuant to awards made under the 2016 Plan is 7,500,000 common shares. Awards under the 2016 Plan may be made to employees, consultants and non-employee directors and may be made in the form of options, warrants, restricted shares, restricted share units, performance awards (which may be paid in cash, common shares, or a combination thereof), dividend equivalent awards (representing a right of the holder thereof to receive the equivalent value (which may be paid in cash or common shares) of dividends paid on common shares), and share payments (a payment in the form of common shares or an option or other right to purchase common shares as part of a bonus, defined compensation or other arrangement). Non-employee directors are also eligible to receive deferred share units, which represent the right to receive a cash payment or its equivalent in common shares (or a combination of cash and common shares), or which may at the time of grant be expressly limited to settlement only in cash and not in common shares.

Restricted Share Units

A summary of the Company’s RSU activity is presented below:

	Years Ended December 31,
	2019	2018	2017
Weighted average grant-date fair value of restricted share units granted	$81.24	$69.22	$57.09
Total fair value of restricted share units vested	$21,136	$18,795	$16,715

A summary of activity related to RSUs during the year ended December 31, 2019, is presented below:

		Weighted-Average
		Grant Date Fair
	Unvested Shares	Value Per Share
Outstanding at December 31, 2018	987,563	$56.43
Granted	345,127	$81.24
Forfeited	(54,987)	$66.73
Vested and issued	(416,691)	$50.72
Outstanding at December 31, 2019	861,012	$68.47

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At December 31, 2019, 2018 and 2017, the Company had 247,999, 264,374 and 351,570 vested deferred RSUs outstanding, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Performance-Based Restricted Share Units

A summary of the Company’s PSU activity is presented below:

	Years Ended December 31,
	2019	2018	2017
Weighted average grant-date fair value of PSUs granted	$80.85	$68.77	$56.55
Total fair value of PSUs vested	$7,683	$5,886	$4,098

A summary of activity related to PSUs during the year ended December 31, 2019, is presented below:

		Weighted-Average
		Grant Date Fair
	Unvested Shares	Value Per Share
Outstanding at December 31, 2018	532,086	$53.43
Granted	152,656	$80.85
Vested and issued	(180,258)	$42.62
Outstanding at December 31, 2019	504,484	$65.59

During the year ended December 31, 2019, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2021. During the same period, the Company’s Compensation Committee also granted PSUs with a one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period. During the year ended December 31, 2018, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2020. During the same period, the Company’s Compensation Committee also granted PSUs with a one-year performance-based metric that the Company was required to meet before those awards were earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period. During the year ended December 31, 2017, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company was required to meet before those awards were earned, and the performance period for those grants ended on December 31, 2019. During the same period, the Company’s Compensation Committee also granted PSUs with a one-year performance-based metric that the Company was required to meet before those awards were earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period. The Compensation Committee determines the achievement of performance results and corresponding vesting of PSUs for each performance period.

Share Purchase Warrants

The Company has outstanding share purchase warrants issued under the 2014 Plan and the 2016 Plan. Warrants to purchase the Company’s common shares were issued to certain consultants to the Company. Warrants issued were fully vested and exercisable at the date of grant. Warrants outstanding at December 31, 2019, expire between 2020 and 2024.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A summary of warrant activity during the year ended December 31, 2019, is presented below:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2018	268,211	$63.49
Granted	151,008	$91.43
Forfeited	(15,728)	$35.05
Exercised	(25,067)	$33.38
Outstanding at December 31, 2019	378,424	$77.81

The following table summarizes information about warrants outstanding as of December 31, 2019 and 2018:

			Fair Value of
	Warrants		Warrants	Outstanding at December 31,
Grant Date	Issued	Exercise Price	Issued	2019	2018
Throughout 2014	75,604	$30.41 to $32.71	276	—	15,416
Throughout 2015	136,768	$28.30 to $36.32	1,333	21,515	45,978
Throughout 2016	15,666	$42.22 to $51.55	189	7,158	7,440
Throughout 2017	35,382	$53.65 to $69.96	595	35,382	35,382
Throughout 2018	163,995	$70.91 to $80.90	2,591	163,361	163,995
Throughout 2019	151,008	$74.25 to $95.61	2,634	151,008	—
				378,424	268,211

Deferred Share Units

A summary of the Company’s deferred share units (“DSUs”) activity is presented below:

	Years Ended December 31,
	2019	2018	2017
Weighted average grant-date fair value of DSUs granted	$83.80	$70.47	$57.65
Total fair value of DSUs awarded	$319	$285	$272

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition.

A summary of activity related to DSUs during the year ended December 31, 2019, is presented below:

		Weighted-Average
		Grant Date Fair
	Vested Shares	Value Per Share
Outstanding at December 31, 2018	17,176	$48.24
Granted	3,804	$83.80
Cash settled	(2,010)	$68.83
Outstanding at December 31, 2019	18,970	$53.19

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

employees upon vesting. A summary of activity related to Progressive Waste RSUs during the year ended December 31, 2019, is presented below:

Outstanding at December 31, 2018	122,259
Cash settled	(46,023)
Forfeited	(2,352)
Outstanding at December 31, 2019	73,884

A summary of vesting activity related to Progressive Waste RSUs during the year ended December 31, 2019, is presented below:

Vested at December 31, 2018	120,153
Vested over remaining service period	2,106
Cash settled	(46,023)
Forfeited	(2,352)
Vested at December 31, 2019	73,884

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  During the year ended December 31, 2019, 964 Progressive Waste RSUs were forfeited and have been redistributed to the other remaining active participants.  All remaining RSUs were vested as of December 31, 2019.

Other Performance-Based Restricted Share Units

PSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for cash settlement only to employees upon vesting based on achieving target results. A summary of activity related to Progressive Waste PSUs during the year ended December 31, 2019, is presented below:

Outstanding at December 31, 2018	22,791
Cash settled, net of notional dividend	(22,791)
Outstanding at December 31, 2019	—

No PSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016. All outstanding PSUs were vested as of December 31, 2018.

Share Based Options

Share based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share based options during the year ended December 31, 2019, is presented below:

Outstanding at December 31, 2018	165,156
Cash settled	(38,995)
Outstanding at December 31, 2019	126,161

No share based options under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016. All outstanding share based options were vested as of December 31, 2017.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

14.   OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2019, 2018 and 2017, are as follows:

	Year Ended December 31, 2019
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(8,027)	$2,127	$(5,900)
Changes in fair value of interest rate swaps	(43,873)	11,626	(32,247)
Foreign currency translation adjustment	101,970	—	101,970
	$50,070	$13,753	$63,823

	Year Ended December 31, 2018
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(5,669)	$1,502	$(4,167)
Fuel hedge amounts reclassified into cost of operations	(6,531)	1,627	(4,904)
Changes in fair value of interest rate swaps	(1,213)	321	(892)
Changes in fair value of fuel hedge	2,651	(654)	1,997
Foreign currency translation adjustment	(175,233)	—	(175,233)
	$(185,995)	$2,796	$(183,199)

	Year Ended December 31, 2017
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$2,805	$(743)	$2,062
Fuel hedge amounts reclassified into cost of operations	2,818	(706)	2,112
Changes in fair value of interest rate swaps	7,835	(4,040)	3,795
Changes in fair value of fuel hedges	1,326	(367)	959
Foreign currency translation adjustment	142,486	—	142,486
	$157,270	$(5,856)	$151,414

A roll forward of the amounts included in AOCIL, net of taxes, is as follows:

			Foreign	Accumulated
			Currency	Other
		Interest	Translation	Comprehensive
	Fuel Hedges	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2017	$2,907	$13,951	$91,555	$108,413
Amounts reclassified into earnings	(4,904)	(4,167)	—	(9,071)
Changes in fair value	1,997	(892)	—	1,105
Foreign currency translation adjustment	—	—	(175,233)	(175,233)
Balance at December 31, 2018	—	8,892	(83,678)	(74,786)
Amounts reclassified into earnings	—	(5,900)	—	(5,900)
Changes in fair value	—	(32,247)	—	(32,247)
Foreign currency translation adjustment	—	—	101,970	101,970
Balance at December 31, 2019	$—	$(29,255)	$18,292	$(10,963)

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

Income before provision for income taxes consists of the following:

	Years Ended December 31,
	2019	2018	2017
U.S.	$477,203	$491,506	$301,962
Non – U.S.	228,688	215,634	206,548
Income before income taxes	$705,891	$707,140	$508,510

The provision (benefit) for income taxes for the years ended December 31, 2019, 2018 and 2017, consists of the following:

	Years Ended December 31,
	2019	2018	2017
Current:
U.S. Federal	$45,475	$37,419	$45,089
State	27,528	27,057	19,848
Non – U.S.	11,570	17,651	18,537
	84,573	82,127	83,474
Deferred:
U.S. Federal	58,291	85,926	(203,131)
State	6,331	1,991	7,534
Non – U.S.	(9,985)	(10,058)	43,213
	54,637	77,859	(152,384)
Provision (benefit) for income taxes	$139,210	$159,986	$(68,910)

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company is organized under the laws of Ontario, Canada; however, since the proportion of U.S. revenues, assets, operating income and associated tax provisions is significantly greater than any other single taxing jurisdiction within the worldwide group, the reconciliation of the differences between the Company’s income tax provision (benefit) as presented in the accompanying Consolidated Statements of Net Income and income tax provision (benefit) computed at the federal statutory rate is presented on the basis of the U.S. federal statutory income tax rate of 21%for the years ended December 31, 2019 and 2018 and 35% for the year ending December 31, 2017, as opposed to the Canadian statutory rate of approximately 27% to provide a more meaningful insight into those differences. The items shown in the following table are a percentage of pre-tax income:

	Years Ended December 31,
	2019	2018	2017
U.S. federal statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	4.4	4.4	4.1
Deferred income tax liability adjustments	0.6	(0.2)	0.5
Effect of international operations	(6.3)	(3.9)	(14.6)
Enactment of the Tax Act	—	—	(53.1)
Deferred tax on undistributed earnings	—	0.9	12.3
Goodwill impairment	—	—	2.1
Other	—	0.4	0.1
	19.7%	22.6%	(13.6)%

The comparability of the Company’s income tax provision (benefit) for the reported periods has been affected by variations in its income before income taxes.

The effects of international operations are primarily due to the Company’s non-U.S. income being taxed at rates substantially lower than the U.S. federal statutory rate for the year ended December 31, 2017, as well as a portion of the Company’s income from internal financing that is taxed at effective rates substantially lower than the U.S. federal statutory rate for each of the years presented. Additionally, for the year ended December 31, 2019, a reduction in deferred income tax assets primarily related to compensation of executive officers no longer deemed deductible for tax purposes resulted in an increase to tax expense of $3,805.

For the year ended December 31, 2018, the restructuring of the Company’s internal refinancing in conjunction with the Tax Act resulted in an increase to tax expense of $5,572. Further, a reduction in the Company’s deferred income tax liabilities due to enacted state legislation and changes in the Company’s geographical apportionment due to acquisition activity resulted in a tax benefit of $3,057.

During the year ended December 31, 2017, in conjunction with the Tax Act, the Company recorded a provisional deferred income tax expense of $62,350 associated with a portion of its U.S. earnings no longer permanently reinvested. During the year ended December 31, 2018, the Company recorded a deferred income tax expense of $6,429 associated with refinements to the prior year estimate as a measurement period adjustment pursuant to Staff Accounting Bulletin No. 118. This resulted in total deferred income tax expense of $68,779 which has been considered to be complete.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The significant components of deferred income tax assets and liabilities, reduced by valuation allowances as applicable, as of December 31, 2019 and 2018 are presented below.

	2019	2018
Deferred income tax assets:
Accrued expenses	$23,536	$26,128
Compensation	17,532	19,830
Contingent liabilities	15,228	14,043
Finance costs	—	2,329
Tax credits and loss carryforwards	18,693	20,438
Interest rate and fuel hedges	10,548	—
Gross deferred income tax assets	85,537	82,768
Less: Valuation allowance	—	—
Total deferred income tax assets	85,537	82,768

Deferred income tax liabilities:
Goodwill and other intangibles	(311,404)	(283,671)
Property and equipment	(497,768)	(461,071)
Landfill closure/post-closure	(12,159)	(8,892)
Prepaid expenses	(8,542)	(11,581)
Interest rate and fuel hedges	—	(3,206)
Investment in subsidiaries	(69,597)	(69,383)
Other	(4,689)	(4,997)
Total deferred income tax liabilities	(904,159)	(842,801)
Net deferred income tax liability	$(818,622)	$(760,033)

The Company has $29,460 of Canadian tax loss carryforwards with a 20-year carryforward period which will begin to expire in 2034, as well as various U.S. state tax losses with carryforward periods up to 20 years.

As of December 31, 2019, the Company had undistributed earnings of approximately $2,609,805 for which income taxes have not been provided on permanently reinvested earnings of approximately $1,434,805. Additionally, the Company has not recorded deferred taxes on the amount of financial reporting basis in excess of tax basis of approximately $319,046 attributable to the Company’s non-U.S. subsidiaries which are permanently reinvested. It is not practical to estimate the additional tax that may become payable upon the eventual repatriation of these amounts; however, the tax impacts could result in a material increase to the Company’s effective tax rate.

The Company and its subsidiaries are subject to U.S. federal and Canadian income tax, which are its principal operating jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2015, except for the Progressive Waste U.S. federal income tax jurisdiction, which remains open for years subsequent to 2007. Additionally, the Company has concluded all Canadian income tax matters for years through 2014.

The Company did not have any unrecognized tax benefits recorded at December 31, 2019, 2018 or 2017. The Company does not anticipate the total amount of unrecognized tax benefits will significantly change by December 31, 2020. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

The Company manages its operations through five geographic solid waste operating segments and its E&P segment, which includes the majority of the Company’s E&P waste treatment and disposal operations. The Company’s five geographic solid waste operating segments and its E&P segment comprise the Company’s reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. In the third quarter of 2017, the Company moved a district from the Eastern segment to the Canada segment as a significant amount of its revenues are received from Canadian-based customers. In the first quarter of 2019, the Company moved two districts from the Eastern segment to the Central segment because their locations in Iowa were closer in proximity to operations in the Company’s Central segment. The segment information presented herein reflects the realignment of these districts.

Under the current orientation, the Company’s Eastern segment services customers located in northern Illinois, Kentucky, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; the Company’s Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; the Company’s Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Central segment services customers located in Arizona, Colorado, southern Illinois, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and the Company’s Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan. The E&P segment services E&P customers located in Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

The Company’s Chief Operating Decision Maker evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA. The Company defines segment EBITDA as earnings before interest, taxes, depreciation, amortization, impairments and other operating items, and other income (expense). Segment EBITDA is not a measure of operating income, operating performance or liquidity under generally accepted accounting principles and may not be comparable to similarly titled measures reported by other companies. The Company’s management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments. A reconciliation of segment EBITDA to Income before income tax provision is included at the end of this Note 16.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2019, 2018 and 2017, is shown in the following tables:

Year Ended		Intercompany	Reported	Segment	Depreciation and	Capital
December 31, 2019	Revenue	Revenue(b)	Revenue	EBITDA(c)	Amortization	Expenditures	Total Assets(e)
Eastern	$1,524,648	$(255,684)	$1,268,964	$330,578	$204,221	$154,218	$3,099,283
Southern	1,355,753	(162,831)	1,192,922	305,999	160,038	141,157	2,990,247
Western	1,234,669	(135,820)	1,098,849	338,563	102,067	147,893	1,718,015
Central	958,139	(119,555)	838,584	292,111	106,391	116,831	1,885,468
Canada	835,603	(102,321)	733,282	256,405	113,944	61,119	2,490,291
E&P	267,861	(11,783)	256,078	135,426	48,929	36,970	962,202
Corporate(a), (d)	—	—	—	(15,438)	8,328	7,901	592,189
	$6,176,673	$(787,994)	$5,388,679	$1,643,644	$743,918	$666,089	$13,737,695

Year Ended		Intercompany	Reported	Segment	Depreciation and	Capital
December 31, 2018	Revenue	Revenue(b)	Revenue	EBITDA(c)	Amortization	Expenditures	Total Assets(e)
Eastern	$1,296,823	$(224,833)	$1,071,990	$295,016	$166,715	$136,214	$2,673,316
Southern	1,273,033	(150,485)	1,122,548	276,791	153,923	97,442	2,892,994
Western	1,170,382	(126,454)	1,043,928	318,401	95,400	125,112	1,596,129
Central	815,520	(103,966)	711,554	259,794	89,001	91,646	1,506,326
Canada	823,989	(96,776)	727,213	261,233	124,155	66,319	2,412,971
E&P	253,083	(7,375)	245,708	129,825	44,175	25,937	969,808
Corporate(a), (d)	—	—	—	(8,211)	7,118	3,475	575,785
	$5,632,830	$(709,889)	$4,922,941	$1,532,849	$680,487	$546,145	$12,627,329

Year Ended		Intercompany	Reported	Segment	Depreciation and	Capital
December 31, 2017	Revenue	Revenue(b)	Revenue	EBITDA(c)	Amortization	Expenditures	Total Assets(e)
Eastern	$1,120,221	$(178,394)	$941,827	$269,106	$135,737	$100,025	$2,009,328
Southern	1,262,147	(146,283)	1,115,864	258,560	151,417	117,441	2,718,296
Western	1,127,146	(119,916)	1,007,230	323,648	95,724	100,000	1,573,955
Central	734,042	(88,488)	645,554	241,972	79,460	79,544	1,312,317
Canada	828,755	(99,978)	728,777	264,693	121,174	62,690	2,677,557
E&P	199,063	(7,827)	191,236	90,597	42,500	12,274	981,980
Corporate(a), (d)	—	—	—	(32,501)	6,472	7,313	741,248
	$5,271,374	$(640,886)	$4,630,488	$1,416,075	$632,484	$479,287	$12,014,681
(a)

Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training, direct acquisition expenses, other administrative functions and share-based compensation expenses associated with Progressive Waste share-based grants existing at June 1, 2016. Amounts reflected are net of allocations to the six operating segments. For the years ended December 31, 2018 and 2017, amounts also include Progressive Waste integration-related expenses.

(b)

Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in Note 3.
(d)	Corporate assets include cash, debt issuance costs, equity investments, operating lease right-of-use assets and corporate facility leasehold improvements and equipment.
(e)	Goodwill is included within total assets for each of the Company’s six operating segments.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table shows changes in goodwill during the years ended December 31, 2018 and 2019, by reportable segment:

	Eastern	Southern	Western	Central	Canada	E&P	Total
Balance as of December 31, 2017	$804,133	$1,436,320	$397,508	$468,275	$1,575,538	$—	$4,681,774
Goodwill transferred	(16,869)	—	—	16,869	—	—	—
Goodwill acquired	339,222	71,109	666	55,291	153	—	466,441
Goodwill adjustment for assets sold	—	10,181	—	—	—	—	10,181
Impact of changes in foreign currency	—	—	—	—	(126,711)	—	(126,711)
Balance as of December 31, 2018	1,126,486	1,517,610	398,174	540,435	1,448,980	—	5,031,685
Goodwill acquired	204,694	11,460	1,863	189,035	16	—	407,068
Goodwill divested	—	(845)	—	—	—	—	(845)
Impact of changes in foreign currency	—	—	—	—	72,943	—	72,943
Balance as of December 31, 2019	$1,331,180	$1,528,225	$400,037	$729,470	$1,521,939	$—	$5,510,851

Property and equipment, net relating to operations in the United States and Canada are as follows:

	December 31,
	2019	2018
United States	$4,862,557	$4,516,966
Canada	653,790	652,030
Total	$5,516,347	$5,168,996

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Consolidated Statements of Net Income is as follows:

	Years ended December 31,
	2019	2018	2017
Eastern segment EBITDA	$330,578	$295,016	$269,106
Southern segment EBITDA	305,999	276,791	258,560
Western segment EBITDA	338,563	318,401	323,648
Central segment EBITDA	292,111	259,794	241,972
Canada segment EBITDA	256,405	261,233	264,693
E&P segment EBITDA	135,426	129,825	90,597
Subtotal reportable segments	1,659,082	1,541,060	1,448,576
Unallocated corporate overhead	(15,438)	(8,211)	(32,501)
Depreciation	(618,396)	(572,708)	(530,187)
Amortization of intangibles	(125,522)	(107,779)	(102,297)
Impairments and other operating items	(61,948)	(20,118)	(156,493)
Interest expense	(147,368)	(132,104)	(125,297)
Interest income	9,777	7,170	5,173
Other income (expense), net	5,704	(170)	1,536
Income before income tax provision	$705,891	$707,140	$508,510

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

17.   NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$566,841	$546,871	$576,817
Denominator:
Basic shares outstanding	263,792,693	263,650,155	263,682,608
Dilutive effect of equity-based awards	733,868	745,463	619,803
Diluted shares outstanding	264,526,561	264,395,618	264,302,411

18.   EMPLOYEE BENEFIT PLANS

Retirement Savings Plans: Waste Connections and certain of its subsidiaries have voluntary retirement savings plans in Canada (the “RSPs”). RSPs are available to all eligible Canadian employees of Waste Connections and its subsidiaries. For eligible non-union Canadian employees, Waste Connections and its subsidiaries make a matching contribution to a deferred profit sharing plan (“DPSP”) of up to 4% of the employee’s eligible compensation, subject to certain limitations imposed by the Income Tax Act (Canada).

Certain of Waste Connections’ subsidiaries also have voluntary savings and investment plans in the U.S. (the “401(k) Plans”). The 401(k) Plans are available to all eligible U.S. employees of Waste Connections and its subsidiaries. Waste Connections and its subsidiaries make matching contributions under the 401(k) Plans of 100% of every dollar of a participating employee’s pre-tax contributions until the employee’s contributions equal 5% of the employee’s eligible compensation, subject to certain limitations imposed by the U.S. Internal Revenue Code.

Total employer expenses, including employer matching contributions, for the DPSP and 401(k) Plans were $26,111, $12,055 and $14,703, respectively, during the years ended December 31, 2019, 2018 and 2017. These amounts include matching contributions Waste Connections made under the Deferred Compensation Plan, described below.

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

								Expiration
	EIN/Pension Plan							Date of
	Number/	Pension Protection Act		FIP/RP				Collective
	Registration	Zone Status (a)		Status	Company Contributions			Bargaining
Plan Name	Number	2019	2018	(a),(b)	2019	2018	2017	Agreement
Local 731, I.B. of T., Private Scavengers, Garage Attendants, and Textile Maintenance Pension Trust Fund	36-6513567 - 001	Green for the plan year ended 9/30/2019	Green for the plan year ended 9/30/2017	Not applicable	$4,570	$4,600	$4,342	9/30/2023
Western Conference of Teamsters Pension Trust	91-6145047 - 001	Green	Green	Not applicable	4,550	4,399	4,191	12/31/2019 to 7/31/2022
Suburban Teamsters of Northern Illinois Pension Fund	36-6155778 - 001	Green for the plan year beginning 1/1/2019	Yellow	Not applicable	1,844	1,569	877	1/31/2024
Teamster Local 301 Pension Fund	36-6492992 - 001	Green	Green	Not applicable	624	581	489	9/30/2023
Automobile Mechanics’ Local No. 701 Union and Industry Pension Fund	36-6042061 - 001	Yellow	Yellow	Implemented	492	484	837	12/31/2022
Midwest Operating Engineers Pension Plan	36-6140097 - 001	Green for the plan year beginning 4/1/2019	Yellow for the plan year ended 3/31/2017	Not applicable	339	289	207	10/31/2020
Locals 302 & 612 of the IOUE - Employers Construction Industry Retirement Plan	91-6028571 - 001	Green	Green	Not applicable	290	284	275	11/16/2022
Local 813 Pension Trust Fund	13-1975659 - 001	Critical	Critical	Implemented	281	165	158	11/30/2019
IAM National Pension Fund	51-6031295 - 002	Green	Green	Not applicable	256	240	215	12/31/2022
International Union of Operating Engineers Pension Trust	85512-1	Green as of 4/30/2017	Green as of 4/30/2017	Not applicable	238	224	219	3/31/2020 to 3/31/2021
Multi-Sector Pension Plan	1085653	Green as of 1/1/2019	Green	Not applicable	202	191	228	12/31/2018
					$13,686	$13,026	$12,038

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

(a)	Unless otherwise noted in the table above, the most recent Pension Protection Act zone status available in 2019 and 2018 is for the plans’ years ended December 31, 2018 and 2017, respectively.
(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented.
(c)

A multiemployer defined benefit pension plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter, until certain conditions are met. The Company was not required to pay a surcharge to these plans during the years ended December 31, 2019 and 2018.

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

Deferred Compensation Plan: The Waste Connections US, Inc. Nonqualified Deferred Compensation Plan was assumed by the Company on June 1, 2016 (as amended, restated, assumed, supplemented or otherwise modified from time to time, the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation program under which the eligible participants, including officers and certain employees who meet a minimum salary threshold, may voluntarily elect to defer up to 80% of their base salaries and up to 100% of their bonuses, commissions and restricted share unit grants. Effective as of December 1, 2014, the Board of Directors determined to discontinue the option to allow eligible participants to defer restricted share unit grants pursuant to the Deferred Compensation Plan. Members of the Company’s Board of Directors are eligible to participate in the Deferred Compensation Plan with respect to their director fees. Although the Company periodically contributes the amount of its obligation under the plan to a trust for the benefit of the participants, the amounts of any compensation deferred under the Deferred Compensation Plan constitute an unsecured obligation of the Company to pay the participants in the future and, as such, are subject to the claims of other creditors in the event of insolvency proceedings. Participants may elect certain future distribution dates on which all or a portion of their accounts will be paid to them, including in the case of a change in control of the Company. Their accounts will be distributed to them in cash, except for amounts credited with respect to deferred restricted share unit grants, which will be distributed in the Company’s common shares pursuant to the 2014 Plan or the 2004 Plan. In addition to the amount of participants’ contributions, the Company will pay participants an amount reflecting a deemed return based on the returns of various mutual funds or measurement funds selected by the participants, except in the case of restricted share units that were deferred and not subsequently exchanged into a measurement fund pursuant to the terms of the Deferred Compensation Plan, which will be credited to their accounts as Company common shares. The measurement funds are used only to determine the amount of return the Company pays to participants and participant funds are not actually invested in the measurement fund, nor are any Company common shares acquired under the Deferred Compensation Plan. During the year ended December 31, 2019, the Company also made matching contributions to the Deferred Compensation Plan of 100% of every dollar of a participating employee’s pre-tax eligible contributions until the employee’s contributions equaled 5% of the employee’s eligible compensation, less the amount of any match the Company made on behalf of the employee under the Waste Connections 401(k) Plan, and subject to certain deferral limitations imposed by the U.S. Internal Revenue Code on 401(k) plans, except that the Company’s matching contributions under the Deferred Compensation Plan were 100% vested when made. During each of the two years ended December 31, 2018 and 2017, the Company also made matching contributions to the Deferred Compensation Plan of 50% of every dollar of a participating employee’s pre-tax eligible contributions until the employee’s contributions equaled 6% of the employee’s eligible compensation, less the amount of any match the Company made on behalf of the employee under the Waste Connections 401(k) Plan, and subject to certain deferral limitations imposed by the U.S. Internal Revenue Code on 401(k) plans, except that the Company’s

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

matching contributions under the Deferred Compensation Plan were 100% vested when made. The Company’s total liability for deferred compensation at December 31, 2019 and 2018 was $37,707 and $32,024, respectively, which was recorded in Other long-term liabilities in the Consolidated Balance Sheets.

19.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company’s unaudited consolidated quarterly results of operations for 2019:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,244,637	$1,369,639	$1,412,444	$1,361,960
Operating income	$184,860	$222,134	$236,600	$194,184
Net income	$125,577	$148,839	$159,074	$133,191
Net income attributable to Waste Connections	$125,622	$148,848	$159,109	$133,262
Basic income per common share attributable to Waste Connections’ common shareholders	$0.48	$0.56	$0.60	$0.51
Diluted income per common share attributable to Waste Connections’ common shareholders	$0.48	$0.56	$0.60	$0.50

During the first quarter of 2019, the Company recorded $12,230 of charges to terminate or write off the carrying cost of certain contracts, primarily acquired in the Progressive Waste acquisition, that were not, or are not expected to be, renewed prior to their original estimated termination date.  During the third quarter of 2019, the Company recorded $8,000 resulting from the abandonment of a landfill development project at the Company’s E&P segment. During the fourth quarter of 2019, the Company recorded $25,798 of charges associated with the write-down of an operating permit and equipment at a non-strategic materials recovery facility that was disposed of by sale on January 2, 2020.

The following table summarizes the Company’s unaudited consolidated quarterly results of operations for 2018:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,140,131	$1,239,968	$1,281,110	$1,261,732
Operating income	$188,707	$210,688	$232,869	$199,980
Net income	$125,032	$138,814	$150,766	$132,543
Net income attributable to Waste Connections	$124,869	$138,682	$150,843	$132,478
Basic income per common share attributable to Waste Connections’ common shareholders	$0.47	$0.53	$0.57	$0.50
Diluted income per common share attributable to Waste Connections’ common shareholders	$0.47	$0.52	$0.57	$0.50

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

20.   SUBSEQUENT EVENTS

On January 23, 2020, the Company completed an underwritten public offering of $600,000 aggregate principal amount of 2.60% Senior Notes due 2030 (the “2030 Senior Notes”).  The 2030 Senior Notes were issued under the Indenture, dated as of November 16, 2018, by and between the Company and U.S. Bank National Association, as trustee, as supplemented by the Third Supplemental Indenture, dated as of January 23, 2020. The Company will pay interest on the Notes semi-annually in arrears and the Notes will mature on February 1, 2030. The Notes are the Company’s senior unsecured obligations, ranking equally in right of payment with its other existing and future unsubordinated debt and senior to any of its future subordinated debt. The Notes are not guaranteed by any of the Company’s subsidiaries. Net proceeds to the Company from the offering were used to repay a portion of the Company’s borrowings outstanding under its Credit Agreement and for general corporate purposes.

On February 12, 2020, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.185 per Company common share. The dividend will be paid on March 12, 2020, to shareholders of record on the close of business on February 27, 2020.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019, at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2019. In conducting our evaluation, we used the framework set forth in the report titled “Internal Control – Integrated Framework” (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Based on an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, there has been no change to our internal control over financial reporting that occurred during the three month period ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth above in Part I under “Information About Our Executive Officers” and in the paragraph below, the information required by Item 10 has been omitted from this Annual Report on Form 10-K, and is incorporated by reference to the sections “Election of Directors,” “Corporate Governance and Board Matters” and “Delinquent Section 16(a) Reports” (if applicable) in our definitive Management Information Circular and Proxy Statement for the 2020 Annual and Special Meeting of Shareholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2019 fiscal year.

We have adopted a Code of Conduct and Ethics that applies to our officers, including our principal executive officer, principal financial officer, principal accounting officer and all other officers, directors and employees. We have also adopted Corporate Governance Guidelines and Board Charter to promote the effective functioning of our Board of Directors and its committees, to promote the interests of shareholders and to ensure a common set of expectations concerning how the Board, its committees and management should perform their respective functions. Our Code of Conduct and Ethics and our Corporate Governance Guidelines and Board Charter are available on our website at http://www.wasteconnections.com as are the charters of our Board’s Audit, Nominating and Corporate Governance and Compensation Committees. Information on or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waiver from, a provision of our Code of Conduct and Ethics by posting such information on our website.

Shareholders may also obtain copies of the corporate governance documents discussed above by contacting our Secretary at 3 Waterway Square Place, Suite 110, The Woodlands, Texas 77380, or (832) 442-2200.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 11 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Executive Compensation” and “Corporate Governance and Board Matters” in our definitive Management Information Circular and Proxy Statement for the 2020 Annual and Special Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by Item 12 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Principal Shareholders” and “Equity Compensation Plan Information” in our definitive Management Information Circular and Proxy Statement for the 2020 Annual and Special Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” in our definitive Management Information Circular and Proxy Statement for the 2020 Annual and Special Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the section “Appointment of Independent Registered Public Accounting Firm and Authorization of the Board of Directors to Fix the Remuneration of the Independent Registered Public Accounting Firm” in our definitive Management Information Circular and Proxy Statement for the 2020 Annual and Special Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   See Index to Consolidated Financial Statements on page 72. The following Financial Statement Schedule is filed herewith on page 149 and made a part of this Annual Report on Form 10-K:

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

4.17

Indenture, dated as of November 16, 2018, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on November 16, 2018)

4.18

First Supplemental Indenture, dated as of November 16, 2018, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on November 16, 2018)

4.19

Second Supplemental Indenture, dated as of April 16, 2019, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 16, 2019)

4.20

Third Supplemental Indenture, dated as of January 23, 2020, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on January 23, 2020)

4.21 *	Description of Securities

10.1 +

Form of Indemnification Agreement dated June 1, 2016, between Waste Connections, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 8-K filed on June 7, 2016)

10.2 +	Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on July 26, 2017)

Exhibit Number	Description of Exhibits

10.3 +

Form of Restricted Share Unit Award Agreement (with One-Year Performance Period) under the Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 8-K filed on June 7, 2016)

10.4 +

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

10.6 +	Form of Restricted Share Unit Agreement under the Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.17 of the Registrant’s Form 8-K filed on June 7, 2016)

10.7 +

Form of Deferred Share Unit Agreement for Non-Employee Directors under the Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on October 31, 2016)

10.8 +

Form of Warrant to Purchase Common Shares of Waste Connections, Inc. under the Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.23 of the Registrant’s Form 10-K filed on February 15, 2018)

10.9 +	Waste Connections US, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.20 of the Registrant’s Form 8-K filed on June 7, 2016)

10.10 +

Form of Grant Agreement for Restricted Stock Units under Waste Connections US, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.21 of the Registrant’s Form 8-K filed on June 7, 2016)

10.11 +

Form of Grant Agreement for Restricted Stock Units (with One-Year Performance Period) under Waste Connections US, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-K filed on February 15, 2018)

10.12 +	Form of Warrant to Purchase Common Stock under the Waste Connections US, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.24 of the Registrant’s Form 8-K filed on June 7, 2016)

10.13 +	Waste Connections US, Inc. Third Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Form 8-K filed on June 7, 2016)

10.14 +

Waste Connections US, Inc. Nonqualified Deferred Compensation Plan, amended and restated as of December 1, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 5, 2016)

10.15 +	Amendment to the Waste Connections, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 22, 2016)

Exhibit Number	Description of Exhibits

10.16 +	Amendment No. 2 to the Waste Connections, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on October 26, 2017)

10.17 +	Waste Connections, Inc. Compensation Recoupment Policy (incorporated by reference to Exhibit 10.35 of the Registrant’s Form 10-K filed on February 15, 2018)

10.18 +	Separation Benefits Plan of Waste Connections US, Inc., effective July 24, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A filed on August 31, 2018)

10.19 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Matthew S. Black, effective October 19, 2018 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on October 19, 2018)

10.20 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and David G. Eddie, effective October 19, 2018 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on October 19, 2018)

10.21 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and David M. Hall, effective October 19, 2018 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on October 19, 2018)

10.22 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Mary Anne Whitney, effective October 19, 2018 (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed on October 19, 2018)

10.23 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Eric O. Hansen, effective February 12, 2019 (incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K filed on February 14, 2019)

10.24 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Ronald J. Mittelstaedt, effective July 25, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 26, 2019)

10.25 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Worthing F. Jackman, effective July 25, 2019 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 26, 2019)

10.26 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Darrell W. Chambliss, effective July 25, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on July 30, 2019)

10.27 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and James M. Little, effective July 25, 2019 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on July 30, 2019)

10.28 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Patrick J. Shea, effective July 25, 2019 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on July 30, 2019)

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description of Exhibits

24.1 *	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1 *	Certification of Chief Executive Officer

31.2 *	Certification of Chief Financial Officer

32.1 *	Certificate of Chief Executive Officer

32.2 *	Certificate of Chief Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith.
+	Management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waste Connections, Inc.

	By:	/s/ Worthing F. Jackman
Worthing F. Jackman
Date: February 13, 2020		President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Worthing F. Jackman and Mary Anne Whitney, jointly and severally, his or her true and lawful attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities to sign any amendments to this Annual Report on Form 10-K, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and the securities commissions or similar regulatory authorities in Canada, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Worthing F. Jackman	President and Chief Executive Officer
Worthing F. Jackman	(principal executive officer)	February 13, 2020

/s/ Mary Anne Whitney	Senior Vice President and Chief Financial Officer
Mary Anne Whitney	(principal financial officer)	February 13, 2020

/s/ David G. Eddie	Senior Vice President and Chief Accounting Officer
David G. Eddie	(principal accounting officer)	February 13, 2020

/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt	Executive Chairman	February 13, 2020

/s/ Edward E. Guillet
Edward E. Guillet	Director	February 13, 2020

/s/ Michael W. Harlan
Michael W. Harlan	Director	February 13, 2020

/s/ Larry S. Hughes
Larry S. Hughes	Director	February 13, 2020

/s/ Elise L. Jordan
Elise L. Jordan	Director	February 13, 2020

/s/ Susan Lee
Susan Lee	Director	February 13, 2020

/s/ William J. Razzouk
William J. Razzouk	Director	February 13, 2020

WASTE CONNECTIONS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2019, 2018 and 2017

(in thousands of U.S. dollars)

		Additions		Deductions
	Balance at	Charged to	Charged to	(Write-offs,
	Beginning of	Costs and	Other	Net of	Balance at End
Description	Year	Expenses	Accounts	Collections)	of Year
Allowance for Doubtful Accounts:
Year Ended December 31, 2019	$16,760	$11,973	$—	$(12,301)	$16,432
Year Ended December 31, 2018	$17,154	$13,814	$—	$(14,208)	$16,760
Year Ended December 31, 2017	$13,160	$14,363	$—	$(10,369)	$17,154