Form 10-Q
period 2020-03-31
Waste Connections, Inc.
filed 2020-05-07
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of April 30, 2020: 262,891,992 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and equivalents	$1,195,279	$326,738
Accounts receivable, net of allowance for credit losses of $15,172 and $16,432 at March 31, 2020 and December 31, 2019, respectively	624,389	662,808
Prepaid expenses and other current assets	142,553	141,052
Total current assets	1,962,221	1,130,598

Restricted cash	88,927	96,483
Restricted investments	45,856	51,179
Property and equipment, net	5,415,989	5,516,347
Operating lease right-of-use assets	176,772	183,220
Goodwill	5,385,841	5,510,851
Intangible assets, net	1,120,197	1,163,063
Other assets, net	83,608	85,954
Total assets	$14,279,411	$13,737,695
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$398,523	$436,970
Book overdraft	12,105	15,954
Accrued liabilities	297,266	280,808
Current portion of operating lease liabilities	29,741	29,929
Current portion of contingent consideration	37,549	26,659
Deferred revenue	210,668	216,443
Current portion of long-term debt and notes payable	4,318	465
Total current liabilities	990,170	1,007,228

Long-term portion of debt and notes payable	5,160,735	4,353,782
Long-term portion of operating lease liabilities	153,640	160,033
Long-term portion of contingent consideration	30,050	42,825
Deferred income taxes	817,331	818,622
Other long-term liabilities	440,399	416,851
Total liabilities	7,592,325	6,799,341

Commitments and contingencies (Note 18)

Equity:
Common shares: 262,878,701 shares issued and 262,804,517 shares outstanding at March 31, 2020; 263,699,675 shares issued and 263,618,161 shares outstanding at December 31, 2019	4,030,368	4,135,343
Additional paid-in capital	141,438	154,917
Accumulated other comprehensive loss	(238,652)	(10,963)
Treasury shares: 74,184 and 81,514 shares at March 31, 2020 and December 31, 2019, respectively	—	—
Retained earnings	2,749,224	2,654,207
Total Waste Connections’ equity	6,682,378	6,933,504
Noncontrolling interest in subsidiaries	4,708	4,850
Total equity	6,687,086	6,938,354
	$14,279,411	$13,737,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues	$1,352,404	$1,244,637
Operating expenses:
Cost of operations	815,424	733,690
Selling, general and administrative	136,052	132,586
Depreciation	150,821	146,847
Amortization of intangibles	31,638	30,542
Impairments and other operating items	1,506	16,112
Operating income	216,963	184,860

Interest expense	(37,990)	(37,287)
Interest income	2,175	3,311
Other income (expense), net	(9,521)	2,661
Income before income tax provision	171,627	153,545

Income tax provision	(28,734)	(27,968)
Net income	142,893	125,577
Plus: Net loss attributable to noncontrolling interests	142	45
Net income attributable to Waste Connections	$143,035	$125,622

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.54	$0.48
Diluted	$0.54	$0.48

Shares used in the per share calculations:
Basic	263,790,364	263,603,418
Diluted	264,353,158	264,336,930

Cash dividends per common share	$0.185	$0.160

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2020	2019
Net income	$142,893	$125,577

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(440)	(2,472)
Changes in fair value of interest rate swaps	(58,026)	(15,721)
Foreign currency translation adjustment	(184,717)	42,180
Other comprehensive income (loss), before tax	(243,183)	23,987
Income tax benefit related to items of other comprehensive income (loss)	15,494	4,821
Other comprehensive income (loss), net of tax	(227,689)	28,808
Comprehensive income (loss)	(84,796)	154,385
Plus: Comprehensive loss attributable to noncontrolling interests	142	45
Comprehensive income (loss) attributable to Waste Connections	$(84,654)	$154,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	LOSS	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2019	263,618,161	$4,135,343	$154,917	$(10,963)	81,514	$—	$2,654,207	$4,850	$6,938,354
Sale of common shares held in trust	7,330	679	—	—	(7,330)	—	—	—	679
Vesting of restricted share units	366,603	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	281,186	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	20,229	—	—	—	—	—	—	—	—
Fair value adjustment for common shares in deferred compensation plan exchanged for other investment options	—	—	(533)	—	—	—	—	—	(533)
Tax withholdings related to net share settlements of equity-based compensation	(226,766)	—	(23,090)	—	—	—	—	—	(23,090)
Equity-based compensation	—	—	10,144	—	—	—	—	—	10,144
Exercise of warrants	9,751	—	—	—	—	—	—	—	—
Repurchase of common shares	(1,271,977)	(105,654)	—	—	—	—	—	—	(105,654)
Cash dividends on common shares	—	—	—	—	—	—	(48,018)	—	(48,018)
Amounts reclassified into earnings, net of taxes	—	—	—	(323)	—	—	—	—	(323)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(42,649)	—	—	—	—	(42,649)
Foreign currency translation adjustment	—	—	—	(184,717)	—	—	—	—	(184,717)
Net income (loss)	—	—	—	—	—	—	143,035	(142)	142,893
Balances at March 31, 2020	262,804,517	$4,030,368	$141,438	$(238,652)	74,184	$—	$2,749,224	$4,708	$6,687,086

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

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$142,893	$125,577
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	135	16,372
Depreciation	150,821	146,847
Amortization of intangibles	31,638	30,542
Amortization of leases	5,353	7,214
Deferred income taxes, net of acquisitions	23,259	10,126
Amortization of debt issuance costs	3,420	1,148
Share-based compensation	13,046	15,168
Interest accretion	4,352	3,972
Adjustments to contingent consideration	—	1,466
Other	2,308	(145)
Net change in operating assets and liabilities, net of acquisitions	(7,639)	5,485
Net cash provided by operating activities	369,586	363,772

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(5,943)	(14,920)
Capital expenditures for property and equipment	(137,781)	(114,238)
Proceeds from disposal of assets	3,499	639
Change in restricted investments, net of interest income	4,348	—
Other	2,251	473
Net cash used in investing activities	(133,626)	(128,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,790,625	55,354
Principal payments on notes payable and long-term debt	(970,393)	(52,051)
Payment of contingent consideration recorded at acquisition date	(1,976)	(275)
Change in book overdraft	(3,848)	(2,784)
Payments for repurchase of common shares	(105,654)	—
Payments for cash dividends	(48,018)	(42,084)
Tax withholdings related to net share settlements of equity-based compensation	(23,090)	(16,973)
Debt issuance costs	(10,936)	—
Proceeds from sale of common shares held in trust	679	3,610
Net cash provided by (used in) financing activities	627,389	(55,203)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,364)	193

Net increase in cash, cash equivalents and restricted cash	860,985	180,716
Cash, cash equivalents and restricted cash at beginning of period	423,221	403,966
Cash, cash equivalents and restricted cash at end of period	$1,284,206	$584,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three month periods ended March 31, 2020 and 2019. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

3.NEW ACCOUNTING STANDARDS

Accounting Standards Adopted

Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.  In June 2016, the Financial Accounting Standards Board, (“FASB”) issued guidance which introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables, which will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts.  The standard became effective for public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers for annual periods beginning after December 15, 2019 and interim periods within those years.  The Company adopted the new standard on January 1, 2020.  The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements as current processes for estimating expected credit losses for trade receivables align with the expected credit loss model.  See Note 6 for additional information and disclosures related to the adoption of this new standard.

Accounting Standards Pending Adoption

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

standards while maintaining or improving the usefulness of the information provided to users of financial statements.  The amendments include removal of certain exceptions to the general principles of income taxes, and simplification in several other areas such as accounting for a franchise tax that is partially based on income. The standard will be effective for public business entities that are SEC filers for annual periods beginning after December 15, 2020, and interim periods within those reporting periods. Early adoption is permitted.  The Company has not yet assessed the potential impact of implementing this new guidance on its condensed consolidated financial statements.

Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  In March 2020, the FASB issued guidance to provide temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”).  Under the new guidance, entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met.  An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination.  Under the guidance, entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.

The guidance is effective upon issuance.  The guidance on contract modifications is applied prospectively from any date beginning March 12, 2020.  It may also be applied to modifications of existing contracts made earlier in the interim period that includes the effective date.  The guidance on hedging is applied to eligible hedging relationships existing as of the beginning of the interim period that includes the effective date and to new eligible hedging relationships entered into after the beginning of that interim period.  The relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date.  However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022.  The Company is currently assessing the potential impact of implementing this new guidance on its condensed consolidated financial statements.

4.IMPAIRMENTS OF PROPERTY, EQUIPMENT, GOODWILL AND INTANGIBLE ASSETS

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

Goodwill and indefinite-lived intangible assets are tested for impairment on at least an annual basis in the fourth quarter of the year. In addition, the Company evaluates its reporting units for impairment if events or circumstances similar to the indicators listed above change between annual tests indicating a possible impairment.

The Company estimates the fair value of each of its reporting units, which consist of its five geographic solid waste operating segments and its E&P segment, using discounted cash flow analyses. The Company compares the fair value of each reporting unit with the carrying value of the net assets assigned to each reporting unit. If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results. If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In testing indefinite-lived intangible assets for impairment, the Company compares the estimated fair value of each indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in the Company’s Condensed Consolidated Statements of Net Income.

The Company determines the fair value of each of its five geographic solid waste operating segments and each indefinite-lived intangible asset within those segments using discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates.

The demand for the Company’s E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile. More recently, the value of crude oil has declined precipitously and currently remains at historic low levels.  To the extent that oil prices remain depressed, this could lead to declines in the level of production activity and demand for the Company’s E&P waste services.  To the extent that the outlook for future oil prices and resulting demand for the Company’s E&P waste services does not show improvement, this could result in the recognition of impairment charges on its intangible assets and property and equipment associated with the E&P segment. At March 31, 2020, the Company’s E&P segment had $832,739 of property and equipment and $59,600 of non-goodwill intangible assets. The Company’s operations in the Williston Basin have experienced a higher proportion of decline in demand due to the higher cost of exploration and production in that area. At March 31, 2020, the E&P segment’s operations in the Williston Basin had $376,122 of property equipment and $2,430 of non-goodwill intangible assets. The Company estimates that any future impairment charge associated with its Williston Basin operations could result in a write down of approximately 90% to 95% of the carrying value on the property and equipment and intangible assets.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

5.REVENUE

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, non-hazardous exploration and production (“E&P”) waste treatment, recovery and disposal services, and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Commercial	$416,507	$381,509
Residential	365,731	322,404
Industrial and construction roll off	206,771	187,440
Total collection	989,009	891,353
Landfill	266,218	244,601
Transfer	180,765	161,191
Recycling	18,108	19,804
E&P	65,377	66,830
Intermodal and other	30,018	32,837
Intercompany	(197,091)	(171,979)
Total	$1,352,404	$1,244,637

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided.  Substantially all of the deferred revenue recorded as of December 31, 2019 was recognized as revenue during the three months ended March 31, 2020 when the service was performed.

See Note 11 for additional information regarding revenue by reportable segment.

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Condensed Consolidated Balance Sheet, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity would have recognized is one year or less.  The Company had $19,135 and $16,846 of deferred sales incentives at March 31, 2020 and December 31, 2019, respectively.

6.ACCOUNTS RECEIVABLE

Accounts receivable are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for credit losses, represents their estimated net realizable value.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The allowance for credit losses is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics.  The Company monitors the collectability of its trade receivables as one overall pool as all trade receivables have similar risk characteristics.  The Company estimates its allowance for credit losses based on historical collection trends, the age of outstanding receivables, geographical location of the customer, existing economic conditions and reasonable forecasts. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due.

The following is a rollforward of the Company’s allowance for credit losses from January 1, 2020 to March 31, 2020:

Beginning balance	$16,432
Current period provision for expected credit losses	2,027
Write-offs charged against the allowance	(5,063)
Recoveries collected	1,932
Impact of changes in foreign currency	(156)
Ending balance	$15,172

7.LANDFILL ACCOUNTING

At March 31, 2020, the Company’s landfills consisted of 82 owned landfills, six landfills operated under life-of-site operating agreements, four landfills operated under limited-term operating agreements and one development stage landfill. The Company’s landfills had site costs with a net book value of $2,930,197 at March 31, 2020. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of March 31, 2020, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 28 years. As of March 31, 2020, the Company is seeking to expand permitted capacity at six of its owned landfills and three landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 31 years, with lives ranging from approximately 1 to 204 years.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

During the three months ended March 31, 2020 and 2019, the Company expensed $48,737 and $48,580, respectively, or an average of $4.49 and $4.74 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2020 and 2019 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects the Company’s long-term credit adjusted risk free rate. The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2020 and 2019. The resulting final capping, closure and post-closure obligations are recorded on the condensed consolidated balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the three months ended March 31, 2020 and 2019, the Company expensed $3,849 and $3,434 respectively, or an average of $0.36 and $0.34 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2019 to March 31, 2020:

Final capping, closure and post-closure liability at December 31, 2019	$291,474
Liability adjustments	(9,904)
Accretion expense associated with landfill obligations	3,849
Closure payments	(507)
Foreign currency translation adjustment	(3,585)
Final capping, closure and post-closure liability at March 31, 2020	$281,327

Liability adjustments of $9,904 for the three months ended March 31, 2020, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At March 31, 2020 and December 31, 2019, $16,842 and $12,324, respectively, of the Company’s restricted cash balance and $43,253 and $48,590, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

8.ACQUISITIONS

The Company acquired one immaterial non-hazardous solid waste collection business during the three months ended March 31, 2020.  The total acquisition-related costs incurred during the three months ended March 31, 2020 for this

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

acquisition were $1,146. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

The Company acquired three individually immaterial non-hazardous solid waste collection and transfer businesses during the three months ended March 31, 2019. The total acquisition-related costs incurred during the three months ended March 31, 2019 for these acquisitions were $837. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

Goodwill acquired during the three months ended March 31, 2020 and 2019, totaling $3,482 and $4,446, respectively, is expected to be deductible for tax purposes.

The fair value of acquired working capital related to four individually immaterial acquisitions completed during the twelve months ended March 31, 2020, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these four acquisitions are not expected to be material to the Company’s financial position.

9.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at March 31, 2020:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$542,673	$(199,100)	$—	$343,573
Customer lists	581,514	(321,578)	—	259,936
Permits and other	360,454	(65,988)	—	294,466
	1,484,641	(586,666)	—	897,975
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	—	—	158,591
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	260,729	—	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,745,370	$(586,666)	$(38,507)	$1,120,197

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the three months ended March 31, 2020 was 2.5 years. The weighted-average amortization period of customer lists acquired during the three months ended March 31, 2020 was 11.0 years.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2019:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$550,340	$(192,462)	$—	$357,878
Customer lists	587,562	(308,427)	—	279,135
Permits and other	367,127	(63,299)	—	303,828
	1,505,029	(564,188)	—	940,841
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	—	—	158,591
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	260,729	—	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,765,758	$(564,188)	$(38,507)	$1,163,063

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2020	$125,910
For the year ending December 31, 2021	$109,183
For the year ending December 31, 2022	$94,080
For the year ending December 31, 2023	$79,600
For the year ending December 31, 2024	$68,241

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

10.LONG-TERM DEBT

The following table presents the Company’s long-term debt as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Revolver under Credit Agreement, bearing interest ranging from 2.09% to 2.33% (a)	$692,623	$916,247
Term loan under Credit Agreement, bearing interest at 2.09% (a)	650,000	700,000
4.64% Senior Notes due 2021	100,000	100,000
2.39% Senior Notes due 2021	150,000	150,000
3.09% Senior Notes due 2022	125,000	125,000
2.75% Senior Notes due 2023	200,000	200,000
3.24% Senior Notes due 2024	150,000	150,000
3.41% Senior Notes due 2025	375,000	375,000
3.03% Senior Notes due 2026	400,000	400,000
3.49% Senior Notes due 2027	250,000	250,000
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
2.60% Senior Notes due 2030	600,000	—
3.05% Senior Notes due 2050	500,000	—
Notes payable to sellers and other third parties, bearing interest ranging from 2.75% to 10.35%, principal and interest payments due periodically with due dates ranging from 2021 to 2036 (a)	9,271	9,638
	5,201,894	4,375,885
Less – current portion	(4,318)	(465)
Less – unamortized debt discount and issuance costs	(36,841)	(21,638)
	$5,160,735	$4,353,782

____________________

(a)	Interest rates represent the interest rates incurred at March 31, 2020.

Senior Notes due 2030 and 2050

On January 23, 2020, the Company completed an underwritten public offering of $600,000 aggregate principal amount of 2.60% Senior Notes due 2030 (the “2030 Senior Notes”).  The 2030 Senior Notes were issued under the Indenture, dated as of November 16, 2018 (the “Base Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the Third Supplemental Indenture, dated as of January 23, 2020.  The Company is amortizing $5,435 of debt issuance costs through the maturity date.

The Company will pay interest on the 2030 Senior Notes semi-annually in arrears and the 2030 Senior Notes will mature on February 1, 2030. The 2030 Senior Notes are senior unsecured obligations, ranking equally in right of payment to the Company’s other existing and future unsubordinated debt and senior to any of the Company’s future subordinated debt. The 2030 Senior Notes are not guaranteed by any of the Company’s subsidiaries.

The Company may redeem some or all of the 2030 Senior Notes at its option prior to November 1, 2029 (three months before the maturity date) at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the 2030 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2030 Senior Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Commencing on November 1, 2029 (three months before the maturity date), the Company may redeem

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

some or all of the 2030 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2030 Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

On March 13, 2020, the Company completed an underwritten public offering of $500,000 aggregate principal amount of 3.05% Senior Notes due 2050 (the “2050 Senior Notes”). The 2050 Senior Notes were issued under the Base Indenture, as supplemented by the Fourth Supplemental Indenture, dated as of March 13, 2020 (the Base Indenture as so supplemented, the “Indenture”).  The Company is amortizing a $7,375 debt discount and $5,502 of debt issuance costs through the maturity date.

 The Company will pay interest on the 2050 Senior Notes semi-annually in arrears and the 2050 Senior Notes will mature on April 1, 2050.  The 2050 Senior Notes are senior unsecured obligations, ranking equally in right of payment to the Company’s other existing and future unsubordinated debt and senior to any of the Company’s future subordinated debt.  The 2050 Senior Notes are not guaranteed by any of the Company’s subsidiaries.

The Company may redeem some or all of the 2050 Senior Notes at its option prior to October 1, 2049 (six months before the maturity date) at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the 2050 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2050 Senior Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Commencing on October 1, 2049 (six months before the maturity date), the Company may redeem some or all of the 2050 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2050 Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

Under certain circumstances, the Company may become obligated to pay additional amounts (the “Additional Amounts”) with respect to the 2030 and/or 2050 Senior Notes, or the Notes, to ensure that the net amounts received by each holder of the Notes will not be less than the amount such holder would have received if withholding taxes or deductions were not incurred on a payment under or with respect to the Notes. If such payment of Additional Amounts is a result of a change in the laws or regulations, including a change in any official position, the introduction of an official position or a holding by a court of competent jurisdiction, of any jurisdiction from or through which payment is made by or on behalf of the Notes having power to tax, and the Company cannot avoid such payments of Additional Amounts through reasonable measures, then the Company may redeem the 2030 and/or 2050 Senior Notes then outstanding at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date).

If the Company experiences certain kinds of changes of control, each holder of the Notes may require the Company to repurchase all or a portion of the Notes for cash at a price equal to 101% of the aggregate principal amount of such Notes, plus any accrued but unpaid interest to, but excluding, the date of repurchase.

The covenants in the Indenture include limitations on liens, sale-leaseback transactions and mergers and sales of all or substantially all of the Company’s assets. The Indenture also includes customary events of default with respect to the Notes. As of March 31, 2020, the Company was in compliance with all applicable covenants in the Indenture.

Upon an event of default, the principal of and accrued and unpaid interest on all the Notes may be declared to be due and payable by the Trustee or the holders of not less than 25% in principal amount of the outstanding 2030 and/or 2050 Senior Notes. Upon such a declaration, such principal and accrued interest on all of the 2030 and/or 2050 Senior Notes will be due and payable immediately. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, the principal (or such specified amount) of and accrued and unpaid interest, if any, on all outstanding 2030 and/or 2050 Senior Notes will become and be immediately due and payable without any declaration or

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

other act on the part of the Trustee or any holder of the Notes. Under certain circumstances, the holders of a majority in principal amount of the outstanding Notes may rescind any such acceleration with respect to the Notes and its consequences.

Credit Agreement

Details of the Credit Agreement are as follows:

	March 31,	December 31,
	2020	2019
Revolver under Credit Agreement
Available	$762,561	$538,642
Letters of credit outstanding	$107,316	$107,611
Total amount drawn, as follows:	$692,623	$916,247
Amount drawn - U.S. LIBOR rate loan	$675,000	$897,000
Interest rate applicable - U.S. LIBOR rate loan	2.09%	2.90%
Amount drawn – Canadian bankers’ acceptance	$17,623	$19,247
Interest rate applicable – Canadian bankers’ acceptance	2.33%	3.18%
Commitment – rate applicable	0.12%	0.12%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$650,000	$700,000
Interest rate applicable – U.S. based LIBOR loan	2.09%	2.90%

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

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2020 and 2019, is shown in the following tables:

Three Months Ended		Intercompany	Reported	Segment
March 31, 2020	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$397,000	$(64,798)	$332,202	$84,662
Southern	351,502	(42,115)	309,387	74,517
Western	305,436	(33,455)	271,981	81,029
Central	237,570	(29,028)	208,542	73,151
Canada	193,107	(22,684)	170,423	59,398
E&P	64,880	(5,011)	59,869	31,802
Corporate(a)	—	—	—	(3,631)
	$1,549,495	$(197,091)	$1,352,404	$400,928

Three Months Ended		Intercompany	Reported	Segment
March 31, 2019	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$346,846	$(54,019)	$292,827	$76,957
Southern	324,482	(37,153)	287,329	74,377
Western	286,175	(31,196)	254,979	77,005
Central	202,792	(24,915)	177,877	63,027
Canada	190,286	(21,939)	168,347	59,244
E&P	66,035	(2,757)	63,278	31,609
Corporate(a)	—	—	—	(3,858)
	$1,416,616	$(171,979)	$1,244,637	$378,361

____________________

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training, direct acquisition expenses, other administrative functions and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company. Amounts reflected are net of allocations to the six operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Total assets for each of the Company’s reportable segments at March 31, 2020 and December 31, 2019, were as follows:

	March 31,	December 31,
	2020	2019
Eastern	$3,060,723	$3,099,283
Southern	2,971,182	2,990,247
Western	1,712,098	1,718,015
Central	1,875,151	1,885,468
Canada	2,265,718	2,490,291
E&P	950,019	962,202
Corporate	1,444,520	592,189
Total Assets	$14,279,411	$13,737,695

The following tables show changes in goodwill during the three months ended March 31, 2020 and 2019, by reportable segment:

	Eastern	Southern	Western	Central	Canada	E&P	Total
Balance as of December 31, 2019	$1,331,180	$1,528,225	$400,037	$729,470	$1,521,939	$—	$5,510,851
Goodwill acquired	—	—	—	3,741	—	—	3,741
Goodwill acquisition adjustments	(524)	195	70	—	—	—	(259)
Impact of changes in foreign currency	—	—	—	—	(128,492)	—	(128,492)
Balance as of March 31, 2020	$1,330,656	$1,528,420	$400,107	$733,211	$1,393,447	$—	$5,385,841

	Eastern	Southern	Western	Central	Canada	E&P	Total
Balance as of December 31, 2018	$1,126,486	$1,517,610	$398,174	$540,435	$1,448,980	$—	$5,031,685
Goodwill acquired	—	—	918	3,702	—	—	4,620
Goodwill acquisition adjustments	(83)	(88)	—	—	(3)	—	(174)
Goodwill divested	—	(845)	—	—	—	—	(845)
Impact of changes in foreign currency	—	—	—	—	30,244	—	30,244
Balance as of March 31, 2019	$1,126,403	$1,516,677	$399,092	$544,137	$1,479,221	$—	$5,065,530

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three Months Ended
	March 31,
	2020	2019
Eastern segment EBITDA	$84,662	$76,957
Southern segment EBITDA	74,517	74,377
Western segment EBITDA	81,029	77,005
Central segment EBITDA	73,151	63,027
Canada segment EBITDA	59,398	59,244
E&P segment EBITDA	31,802	31,609
Subtotal reportable segments	404,559	382,219
Unallocated corporate overhead	(3,631)	(3,858)
Depreciation	(150,821)	(146,847)
Amortization of intangibles	(31,638)	(30,542)
Impairments and other operating items	(1,506)	(16,112)
Interest expense	(37,990)	(37,287)
Interest income	2,175	3,311
Other income (expense), net	(9,521)	2,661
Income before income tax provision	$171,627	$153,545

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at March 31, 2020 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At March 31, 2020, the Company’s derivative instruments included 14 interest rate swap agreements as follows:

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid*	Received	Effective Date	Expiration Date
May 2014	$50,000	2.344%	1-month LIBOR	October 2015	October 2020
May 2014	$25,000	2.326%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.900%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.890%	1-month LIBOR	January 2018	January 2021
August 2017	$100,000	1.900%	1-month LIBOR	July 2019	July 2022
August 2017	$200,000	2.200%	1-month LIBOR	October 2020	October 2025
August 2017	$150,000	1.950%	1-month LIBOR	February 2020	February 2023
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025
December 2018	$200,000	2.850%	1-month LIBOR	July 2022	July 2027

____________________

* Plus applicable margin.

The fair values of derivative instruments designated as cash flow hedges as of March 31, 2020, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$—	Accrued liabilities(a)	$(14,730)
			Other long-term liabilities	(83,539)
Total derivatives designated as cash flow hedges		$—		$(98,269)

____________________

(a)Represents the estimated amount of the existing unrealized losses, respectively, on interest rate swaps as of March 31, 2020 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2019, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$2,845	Accrued liabilities	$(3,680)
			Other long-term liabilities	(38,967)
Total derivatives designated as cash flow hedges		$2,845		$(42,647)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three months ended March 31, 2020 and 2019:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2020	2019		2020	2019
Interest rate swaps	$(42,649)	$(11,555)	Interest expense	$(323)	$(1,817)

____________________

(a)In accordance with the derivatives and hedging guidance, the changes in fair values of interest rate swaps have been recorded in equity as a component of AOCIL. As the critical terms of the interest rate swaps match the underlying debt being hedged, all unrealized changes in fair value are recorded in AOCIL.
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

13.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of March 31, 2020 and December 31, 2019, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of March 31, 2020 and December 31, 2019, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of March 31, 2020 and December 31, 2019, are as follows:

	Carrying Value at		Fair Value* at
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
4.64% Senior Notes due 2021	$100,000	$100,000	$102,092	$102,654
2.39% Senior Notes due 2021	$150,000	$150,000	$149,765	$149,823
3.09% Senior Notes due 2022	$125,000	$125,000	$126,360	$126,884
2.75% Senior Notes due 2023	$200,000	$200,000	$200,282	$201,121
3.24% Senior Notes due 2024	$150,000	$150,000	$152,850	$153,804
3.41% Senior Notes due 2025	$375,000	$375,000	$386,130	$389,127
3.03% Senior Notes due 2026	$400,000	$400,000	$403,469	$406,768
3.49% Senior Notes due 2027	$250,000	$250,000	$256,987	$259,789
4.25% Senior Notes due 2028	$500,000	$500,000	$540,550	$562,050
3.50% Senior Notes due 2029	$500,000	$500,000	$512,450	$533,500
2.60% Senior Notes due 2030	$600,000	$—	$574,980	$—
3.05% Senior Notes due 2050	$500,000	$—	$437,700	$—

____________________

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

For details on the fair value of the Company’s interest rate swaps, restricted cash and investments and contingent consideration, refer to Note 15.

14.NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$143,035	$125,622
Denominator:
Basic shares outstanding	263,790,364	263,603,418
Dilutive effect of equity-based awards	562,794	733,512
Diluted shares outstanding	264,353,158	264,336,930

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At March 31, 2020 and December 31, 2019, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash and investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash and investments measured at fair value are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, were as follows:

	Fair Value Measurement at March 31, 2020 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(98,269)	$—	$(98,269)	$—
Restricted cash and investments	$134,934	$—	$134,934	$—
Contingent consideration	$(67,599)	$—	$—	$(67,599)

	Fair Value Measurement at December 31, 2019 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(39,802)	$—	$(39,802)	$—
Restricted cash and investments	$147,318	$—	$147,318	$—
Contingent consideration	$(69,484)	$—	$—	$(69,484)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Beginning balance	$69,484	$54,615
Payment of contingent consideration recorded at acquisition date	(1,976)	(275)
Adjustments to contingent consideration	—	1,466
Interest accretion expense	416	455
Foreign currency translation adjustment	(325)	75
Ending balance	$67,599	$56,336

16.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31, 2020
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(440)	$117	$(323)
Changes in fair value of interest rate swaps	(58,026)	15,377	(42,649)
Foreign currency translation adjustment	(184,717)	—	(184,717)
	$(243,183)	$15,494	$(227,689)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Three Months Ended March 31, 2019
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(2,472)	$655	$(1,817)
Changes in fair value of interest rate swaps	(15,721)	4,166	(11,555)
Foreign currency translation adjustment	42,180	—	42,180
	$23,987	$4,821	$28,808

A rollforward of the amounts included in AOCIL, net of taxes, for the three months ended March 31, 2020 and 2019, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2019	$(29,255)	$18,292	$(10,963)
Amounts reclassified into earnings	(323)	—	(323)
Changes in fair value	(42,649)	—	(42,649)
Foreign currency translation adjustment	—	(184,717)	(184,717)
Balance at March 31, 2020	$(72,227)	$(166,425)	$(238,652)

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2018	$8,892	$(83,678)	$(74,786)
Amounts reclassified into earnings	(1,817)	—	(1,817)
Changes in fair value	(11,555)	—	(11,555)
Foreign currency translation adjustment	—	42,180	42,180
Balance at March 31, 2019	$(4,480)	$(41,498)	$(45,978)

See Note 12 for further discussion on the Company’s derivative instruments.

17.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the three-month period ended March 31, 2020, is presented below:

Unvested Shares
Outstanding at December 31, 2019	861,012
Granted	326,045
Forfeited	(15,787)
Vested and issued	(366,603)
Outstanding at March 31, 2020	804,667

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the three-month period ended March 31, 2020 was $101.80.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At March 31, 2020 and 2019, the Company had 190,201 and 249,003 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the three-month period ended March 31, 2020, is presented below:

Unvested Shares
Outstanding at December 31, 2019	504,484
Granted	211,987
Forfeited	(727)
Vested and issued	(281,186)
Outstanding at March 31, 2020	434,558

During the three months ended March 31, 2020, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2022. During the same period, the Company’s Compensation Committee also granted PSUs with a one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the three-month period ended March 31, 2020 was $87.19.

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the three-month period ended March 31, 2020, is presented below:

Vested Shares
Outstanding at December 31, 2019	18,970
Granted	2,616
Outstanding at March 31, 2020	21,586

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the three-month period ended March 31, 2020 was $103.81.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste RSUs during the three-month period ended March 31, 2020, is presented below:

Outstanding at December 31, 2019	73,884
Cash settled	(7,330)
Outstanding at March 31, 2020	66,554

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  All remaining RSUs were vested as of March 31, 2019.

Share Based Options

Share based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share based options during the three-month period ended March 31, 2020, is presented below:

Outstanding at December 31, 2019	126,161
Cash settled	(62,191)
Outstanding at March 31, 2020	63,970

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

For the three months ended March 31, 2020, the Company repurchased 1,271,977 common shares pursuant to the NCIB at an aggregate cost of $105,654.  During the three months ended March 31, 2019, the Company did not repurchase any common shares pursuant to the NCIB.  As of March 31, 2020, the remaining maximum number of shares available for repurchase under the current NCIB was 11,912,497.

Cash Dividend

In October 2019, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.025, from $0.16 to $0.185 per Company common share. Cash dividends of $48,018 and $42,084 were paid during the three months ended March 31, 2020 and 2019, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of March 31, 2020, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

On August 16, 2016, the EPA sent individual letters to each of the PRPs for the LDW Site, including NWCS, stating that it expects to initiate negotiations with all PRPs in early 2018 relating to a Remedial Design/Remedial Action (“RD/RA”) Consent Decree.  An RD/RA Consent Decree provides for the cleanup of the entire site and is often referred to as a “global settlement.”  In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a confidential and non-binding allocation of certain past response costs allegedly incurred at the LDW Site as well as the anticipated future response costs associated with the clean-up.  The pre-remedial design work under the AOC 3 was not expected to conclude until the end of 2019, and in March 2017, the PRPs provided the EPA with notice that the allocation was not scheduled to conclude until mid-2019.  Later extensions pushed the allocation conclusion date to early 2020 and the EPA was informed of that schedule.  The allocation participants voted in June 2019 to extend the final allocation report deadline to July 2020.  The EPA has been informed of that change.  In January 2020, the allocator informed the parties that the allocation report will be delayed and he recently advised the parties that he hoped to issue the report by the end of May 2020.  If the preliminary report is issued in May, the final report would likely be issued in October 2020.  In June 2017, attorneys for the EPA informed attorneys for several PRPs that the EPA expected to begin RD/RA negotiations in the late summer or early fall of 2018.  Those negotiations have not been scheduled and there is no recent indication from the EPA regarding when they will begin. NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs, its specific allocation, or the likelihood of the parties then negotiating a global settlement with the EPA.  Thus, NWCS cannot reasonably determine the likelihood of any outcome in this matter, including its potential liability.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At a trial setting conference on May 28, 2019, the equitable estoppel issues in this case were discussed and the Superior Court continued the June 18, 2019 trial date to April 23, 2020. The Superior Court also set an evidentiary hearing on the equitable estoppel issues for November 12, 2019. Discovery occurred on these issues in July through September 2019. Following full briefing and oral argument on November 12, 2019, the Superior Court issued its decision on November 13, 2019, finding that the County was estopped from contending that CCL has waived its rights to challenge the legality of the 13 operational conditions. The County sought interlocutory review of the Superior Court’s decision in the Court of Appeal, which denied the County’s petition on February 7, 2020.  Trial was suspended by a March 23, 2020 order by the Superior Court in response to the COVID-19 outbreak and a new trial date has been scheduled for June 22, 2020.  CCL will continue to vigorously prosecute the lawsuit. However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

B.	CEQA Lawsuit Against Los Angeles County Challenging Environmental Review for Landfill Expansion

A separate lawsuit involving CCL and the Landfill was filed on August 24, 2017 by community activists alleging that the environmental review underlying the CUP was inadequate under state law. The Val Verde Civic Association, Citizens for Chiquita Canyon Landfill Compliance, and the Santa Clarita Organization for Planning the Environment filed a petition for writ of mandate in the Superior Court of California, County of Los Angeles against the County, naming CCL as the real party in interest. The lawsuit seeks to overturn the County’s approval of the CUP for the expansion of the Landfill and the certification of the final Environmental Impact Report, arguing that the report violates the California Environmental Quality Act. Pursuant to Condition No. 6 of the CUP, which requires CCL to defend, indemnify, and hold harmless the County, its agents, officers, and employees from any claim or proceeding against the County brought by any third party to attack, set aside, void, or annul the CUP approval, CCL has agreed to reimburse the County for its legal costs associated with defense of the lawsuit. As the real party in interest, CCL has a right to notice and an opportunity to be heard in opposition to the petition for writ of mandate. The petitioners filed their Opening Brief with the court on September 27, 2018. CCL filed its Opposition Brief with the court on November 28, 2018 and the petitioners filed their Reply Brief on December 20, 2018. A trial date had been scheduled for February 8, 2019, but on February 6, 2019, the court reassigned the case to a different judge and vacated the trial date. A new trial date was scheduled for August 23, 2019. At the conclusion of oral argument on August 23, 2019, the court asked the parties to return on September 13, 2019 for further oral argument on the odor mitigation issue. The court issued a final ruling on October 10, 2019 and a final judgment on December 4, 2019, denying the writ petition in full. On December 6, 2019, one of the petitioners, Santa Clarita Organization for Planning the Environment, filed an appeal of the court’s October 10, 2019 ruling. On December 9, 2019, the same petitioner filed an appeal of the court’s December 4, 2019 judgment.  The appellant filed its Opening Brief on March 2, 2020.  Both the County’s and CCL’s Opposition Briefs were originally due to the court on March 30, 2020. However, the Second District Court of Appeal issued orders on March 23 and April 15, 2020, extending the time to do any act required or permitted under the California Rules of Court by an additional 30 days each due to the COVID-19 outbreak.  Under the current order, the County’s and CCL’s Opposition Briefs are due to the court on May 29, 2020.

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

sustained the NOV, including the $11,600 B&T fee, and imposed an administrative penalty in the amount of $83 and a noncompliance fee of $0.75. A written decision memorializing the hearing officer’s findings and order, dated July 10, 2018, was received by CCL on July 12, 2018.  On April 13, 2018, CCL filed in the Superior Court of California, County of Los Angeles a Petition for Writ of Administrative Mandamus against the County seeking to overturn the decision sustaining the NOV, contending that the NOV and decision are not supported by the facts or law.  On June 22, 2018, Chiquita filed a Motion for Stay seeking to halt enforcement of the B&T fee and penalty and the accrual of any further penalties pending the resolution of the Petition for Writ of Mandamus. The motion was heard and denied by the Court on July 17, 2018.  As explained above, the Court granted CCL leave to pay the $11,600 B&T fee and to amend its Complaint to reflect the payment under protest, allowing the challenge to the B&T fee to proceed.  CCL paid the B&T fee on August 10, 2018, and also paid on that date the administrative penalty of $83 and a noncompliance fee of $0.75. As directed by the Court, CCL amended its Complaint in a Second Amended Complaint filed in the CUP action on August 16, 2018. The Court indicated that the NOV case would likely be tried in conjunction with the CUP case, set for June 18, 2019, and that the cases would be coordinated.  At the May 28, 2019 trial setting conference referenced above where the trial of the CUP case was set for April 23, 2020, the Superior Court set the trial for the B&T fee/NOV case for June 25, 2020.  However, following the rescheduling of the trial date for the CUP case, the Superior Court agreed to continue the trial date for the B&T fee/NOV case to October 20, 2020.  CCL will continue to vigorously prosecute the lawsuit.  However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

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

On June 25, 2019, the Waterford Petitioners filed their appellate brief and the joint record on appeal.  The Halfmoon Petitioners filed their appellate brief on August 21, 2019.  The Company, CRL, and the Town filed their joint appellee brief and supplemental appendix on November 20, 2019.  On February 24, 2020, after receiving multiple filing extensions, DEC filed its appellee brief and supplemental appendix.  The Waterford and Halfmoon Petitioners filed their reply briefs on March 10, 2020 and March 13, 2020, respectively.  As such, the appeals are fully briefed.

The Appellate Division, Third Department originally scheduled the appeals to be argued during the court’s May 2020 term.  On April 8, 2020, the Third Department adjourned the appeals (and all other appeals scheduled for the May 2020 term) as a result of the COVID-19 outbreak, and informed the parties that the appeals would be scheduled during a future, unspecified, appellate term.

19.SUBSEQUENT EVENTS

On April 23, 2020, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.185 per Company common share. The dividend will be paid on May 19, 2020, to shareholders of record on the close of business on May 5, 2020.

On April 30, 2020, the Company repaid $500,000 on its revolver under its Credit Agreement with available cash on hand in conjunction with its monthly loan borrowing and repayment activities.

The U.S. Department of Treasury finalized regulations on April 7, 2020 under Internal Revenue Code section 267A related to the deductibility of certain related-party payments.  With these regulations becoming finalized, the Company expects that certain related-party payments taken into account for purposes of preparing the Company’s 2019 Condensed Consolidated Financial Statements, which were issued prior to these section 267A regulations being finalized, will not be deductible on the Company’s 2019 income tax returns which will be filed later this year.  Although the determination of

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

the ultimate tax liability resulting from these related-party payments no longer being deductible on the Company’s 2019 income tax returns remains under review, the Company estimates an additional income tax expense will result of approximately $27,400. Since the regulations were finalized after the Company’s first quarter, the additional tax expense related to 2019 resulting from the final regulations will be included in the Company’s quarterly reporting period ending June 30, 2020.

The challenges posed by the COVID-19 outbreak on the global economy increased significantly as the first quarter progressed, impacting the demand for Waste Connections’ services in varying ways across the U.S. and Canada and across a variety of lines of business, including commercial collection and solid waste and E&P waste disposal.  In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing.  The ultimate impact of the COVID-19 outbreak on our business, results of operations, financial condition and cash flows will depend largely on future developments, including the duration and spread of the outbreak in the U.S. and Canada, its severity, the actions to contain the novel coronavirus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted at this time.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Please read our discussion of forward-looking statements and our restated risk factors in Part II, Item 1A, beginning on page 58 of this report, together with this MD&A.  They include additional information about trends, uncertainties and risks to our business.

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

As of March 31, 2020, we served residential, commercial, industrial and E&P customers in 42 states in the U.S. and six provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Wisconsin and Wyoming, and the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

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

The E&P waste services industry is regional in nature and is also highly fragmented, with acquisition opportunities available in several active natural resource basins. Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets, and other solid waste companies. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company. The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price. The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile. More recently, the value of crude oil has declined precipitously and currently remains at historic low levels.  To the extent that oil prices remain depressed, this could lead to declines in the level of production activity and demand for our E&P waste services.  To the extent that the outlook for future oil prices and resulting demand for our E&P waste services does not show improvement, this could result in the recognition of impairment charges on our intangible assets and property and equipment associated with our E&P segment. At March 31, 2020, our E&P segment had $832.7 million of property and equipment and $59.6 million of non-goodwill intangible assets. Our operations in the Williston Basin have experienced a higher proportion of decline in demand due to the higher cost of exploration and production in that area. At March 31, 2020, our E&P segment’s operations in the Williston Basin had $376.1 million of property equipment and $2.4 million of non-goodwill intangible assets. We estimate that any future impairment charge associated with our Williston Basin operations could result in a write down of approximately 90% to 95% of the carrying value on the property and equipment and intangible assets.

THE IMPACT OF COVID-19 ON OUR RESULTS OF OPERATIONS

During the first quarter of 2020, the coronavirus disease 2019 (“COVID-19”) emerged across North America.  According to media reports, the first cases of COVID-19 were identified in the United States on January 20, 2020 in Washington State and in Canada on January 27, 2020 in the Province of Ontario.  The World Health Organization declared COVID-19 a global pandemic on March 11, 2020.

The COVID-19 outbreak did not significantly impact our financial results for the quarter ended March 31, 2020.  However, the outbreak did begin to cause adverse impacts on our business during March 2020, when we experienced decreasing revenues associated with declines primarily in commercial collection, transfer station and landfill volumes as a result of COVID-19 economic disruptions.  In addition, and to a lesser extent, solid waste roll off revenue was impacted in some markets, and year-over-year revenue reductions in our E&P segment resulting primarily from the drop in the value of crude oil due to increased global supplies may also be related to COVID-19.  In late February we formed a task force to commence preparedness in the event the scope of the COVID-19 outbreak expanded.  Protecting the health, safety and welfare of our employees was and remains our first priority, which led to our introduction of various health and safety protocols in early March, including the distribution of safety and preparedness updates, revised policies on employee time off, leaves of absence and short-term disability, modifications to our operations to minimize community spread of COVID-19, and enhanced resources to enable remote working, communications and digital connectivity to help non-frontline employees work from home more efficiently.

In recognition of the Company’s status as an essential services provider, and to reduce employee concerns regarding income, healthcare and family obligations, we implemented a supplemental pay bonus for frontline employees representing 80% of our workforce, emergency wages for employees out-of-work due to COVID-19 and extended benefits coverage in markets where reductions in customer activity have impacted employee hours.  In addition, we expanded our Employee Relief Fund and initiated the Waste Connections Scholarship Program to help employee children achieve their vocational, technical and university education goals.  These actions increased our cost of operations nominally in the quarter and will further impact the second quarter of 2020.  We also implemented a number of measures to reduce our operating costs and preserve cash, which included hiring limitations, wage freezes for all managers and region and corporate personnel, restrictions on travel, group meetings and other discretionary spending, and the suspension of the Company’s 401(k) match effective June 1.  In addition, we began and intend to continue deferring qualified U.S. payroll and other tax payments as permitted by the Coronavirus Aid, Relief, and Economic Security Act, which the U.S. government enacted on March 27, 2020.  To the extent available, we may utilize similar programs being offered by the federal and provincial governments in Canada.  With respect to our liquidity and capital resources, as of March 31, 2020, the Company had $1.2 billion of cash and equivalents and $762.6 million of remaining borrowing capacity under our Credit Agreement, which matures in March 2023.  We have since paid down $500 million on the Credit Agreement in conjunction with our monthly loan borrowing and repayment activities and had over $1.2 billion in remaining borrowing capacity as of May 1, 2020 on the revolver under our Credit Agreement.  We also reduced our projected capital expenditures for 2020 by approximately $110 million, which we believe, in addition to the cost cutting measures described above, will help offset a portion of the impact associated with the COVID-19-related decreases primarily in commercial collection activity and landfill volumes.

Based on improving weekly operating data, we believe that our April results may reflect the depth of COVID-19-related financial impacts to our business.  Our data indicates that the pace of declines in solid waste in our most affected markets peaked in late-March and slowed considerably during April.  In late April, we saw mid to high single digit percentage upticks off of weekly lows in our solid waste landfill volumes and roll-off activity, with over 70% of locations showing improvement.  Additionally, about 12% of our solid waste commercial customers and 9% of associated revenue in competitive markets we track that had suspended or reduced service due to COVID-19, have since reached out for either a resumption of service or an increase in frequency.  Notwithstanding the trends we experienced in April or any other single month, the ultimate extent of the impact of the COVID-19 outbreak on our business, results of operations, financial condition and cash flows will depend largely on future developments, including the duration and spread of the outbreak in the U.S. and Canada, its severity, the actions to contain the novel coronavirus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three Months Ended March 31,
	2020		2019
Revenues	$1,352,404	100.0%	$1,244,637	100.0%
Cost of operations	815,424	60.3	733,690	59.0
Selling, general and administrative	136,052	10.1	132,586	10.7
Depreciation	150,821	11.2	146,847	11.8
Amortization of intangibles	31,638	2.3	30,542	2.4
Impairments and other operating items	1,506	0.1	16,112	1.3
Operating income	216,963	16.0	184,860	14.8

Interest expense	(37,990)	(2.8)	(37,287)	(3.0)
Interest income	2,175	0.2	3,311	0.3
Other income (expense), net	(9,521)	(0.7)	2,661	0.2
Income tax provision	(28,734)	(2.1)	(27,968)	(2.2)
Net income	142,893	10.6	125,577	10.1
Net loss attributable to noncontrolling interests	142	0.0	45	0.0
Net income attributable to Waste Connections	$143,035	10.6%	$125,622	10.1%

Revenues.  Total revenues increased $107.8 million, or 8.7%, to $1.352 billion for the three months ended March 31, 2020, from $1.245 billion for the three months ended March 31, 2019.

During the three months ended March 31, 2020, incremental revenue from acquisitions closed during, or subsequent to, the three months ended March 31, 2019, increased revenues by approximately $64.1 million.

Operations that were divested subsequent to March 31, 2019 decreased revenues by approximately $4.5 million for the three months ended March 31, 2020.

During the three months ended March 31, 2020, the net increase in prices charged to our customers at our existing operations was $64.5 million, consisting of $63.0 million of core price increases and $1.5 million from surcharges.

During the three months ended March 31, 2020, volume decreases in our existing business decreased solid waste revenues by $4.0 million. We estimate that the impact of one additional business day resulting from leap year occurring in the three months ended March 31, 2020 increased solid waste revenues by approximately $7.0 million. Additionally, we estimate that the impact of economic disruptions resulting from COVID-19 during the three months ended March 31, 2020 reduced our solid waste volumes by approximately $12.0 million, primarily in commercial collection, roll off collection, transfer station disposal and landfill municipal solid waste disposal in each of our solid waste segments.

The economic disruptions resulting from COVID-19 that began in March 2020 and increased in the second quarter of 2020 are expected to result in continued reductions of solid waste volume during the remainder of 2020.

E&P revenues at facilities owned and fully-operated during the three months ended March 31, 2020 and 2019 decreased by $3.9 million. This decrease in revenues was due primarily to a year over year decrease in the Williston Basin and Eagle Ford Basin, partially offset by higher activity in the Permian Basin and the Gulf of Mexico. Overall demand for E&P waste services and related drilling and production activity levels were impacted by the drop in the value of crude oil due to the increased supply of oil resulting from Saudi Arabia and Russia abandoning production quotas and increasing production levels that was exacerbated by the impact of COVID-19. We estimate that the reduction in oil prices that began in March 2020 resulting from these developments caused a decrease in drilling and production activity, reducing the demand for E&P waste services in certain basins in which we operate and contributing to an approximate $2.0 million decrease in our E&P revenues.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $1.7 million for the three months ended March 31, 2020. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7447 and 0.7523 in the three months ended March 31, 2020 and 2019, respectively.

Revenues from sales of recyclable commodities at facilities owned during the three months ended March 31, 2020 and 2019 decreased $4.4 million due primarily to decreased prices for old corrugated cardboard and other fiber products resulting from a reduction in overseas demand.

Other revenues decreased by $2.3 million during the three months ended March 31, 2020, due primarily to a reduction in intermodal cargo volumes and a reduction in the prices for renewable energy credits associated with the generation of landfill gas at our Canada segment.

Cost of Operations.  Total cost of operations increased $81.7 million, or 11.1%, to $815.4 million for the three months ended March 31, 2020, from $733.7 million for the three months ended March 31, 2019. The increase was primarily the result of $39.9 million of operating costs from acquisitions closed during, or subsequent to, the three months ended March 31, 2019 and an increase in operating costs at our existing operations of $47.4 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $4.8 million at operations divested during, or subsequent to, the three months ended March 31, 2019 and a decrease of $0.8 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

The increase in operating costs at our existing operations of $47.4 million for the three months ended March 31, 2020, assuming foreign currency parity, was comprised of an increase in labor expenses of $17.8 million due primarily to employee pay rate increases and an additional calendar and business day in the current year period due to leap year, as well as supplemental pay, emergency wages and other COVID-19-related employee costs, an increase in expenses for auto and workers’ compensation claims of $10.1 million due primarily to higher claims severity in the current year period and non-recurring adjustments recorded in the prior year period to decrease projected losses on outstanding claims, an increase in truck, container, equipment and facility maintenance and repair expenses of $9.3 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase in third party disposal expenses of $3.9 million due primarily to disposal rate increases and roll off collection volume increases in certain markets, an increase in third-party trucking and transportation expenses in our solid waste markets of $3.3 million due primarily to increased landfill special waste volumes we received requiring outsourced transportation expenses and increased rates charged by third parties to provide trucking and transportation services, an increase in taxes on revenues of $3.2 million due primarily to increased revenues in our solid waste markets, an increase of $1.2 million resulting from higher costs per ton charged by third party processors of recyclable commodities, an increase in leachate disposal expenses of $1.1 million due to precipitation generating higher leachate volumes, an increase in property tax expenses of $1.1 million due primarily to changes in property valuation assessments and nonrecurring property tax credits recorded in the prior year period, an increase in landfill monitoring, environmental compliance and daily cover expenses of $1.0 million due to increased compliance requirements under our landfill operating permits and $0.7 million of other net expense increases, partially offset by a decrease in insurance premiums of $2.2 million due primarily to the prior year amount including the impact of additional expenses resulting from premium audits, a decrease in third party trucking and transportation expenses in our E&P segment of $1.7 million due to changes in customer mix in the Williston Basin that resulted in us reducing the scope of these services and a decrease in compressed natural gas expense of $1.4 million due primarily to the recognition in 2020 of tax credits associated with the purchase of compressed natural gas.

Cost of operations as a percentage of revenues increased 1.3 percentage points to 60.3% for the three months ended March 31, 2020, from 59.0% for the three months ended March 31, 2019. The increase as a percentage of revenues consisted of a 0.7 percentage point increase from an increase in expenses for auto and workers’ compensation claims, a 0.5 percentage point increase from the impact of an additional calendar and business day in the current year period due to leap year, a 0.4 percentage point increase from higher labor expenses, a 0.4 percentage point increase from higher maintenance and repair expenses and a 0.3 percentage point increase from the net impact of cost of operations expenses from acquisitions closed during, or subsequent to, the three months ended March 31, 2019, partially offset by a 0.3 percentage point decrease associated with trucking and transportation expenses, primarily attributable to our E&P segment, a 0.2 percentage point decrease from a decrease in insurance premiums, a 0.2 percentage point decrease resulting from decreased compressed natural gas expenses and leveraging decreases in per gallon diesel fuel costs and a 0.3 percentage point decrease from all other net changes.

SG&A.  SG&A expenses increased $3.5 million, or 2.6%, to $136.1 million for the three months ended March 31, 2020, from $132.6 million for the three months ended March 31, 2019.  The increase was comprised of $3.5 million of additional SG&A expenses from operating locations at acquisitions closed during, or subsequent to, the three months ended March 31, 2019 and an increase of $0.2 million in SG&A expenses at our existing operations, assuming foreign currency parity, partially offset by a decrease of $0.2 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

The increase in SG&A expenses at our existing operations, assuming foreign currency parity, of $0.2 million for the three months ended March 31, 2020 was comprised of an increase of $3.3 million in equity-based compensation expenses associated with the current year period adjustment of Waste Connections, Inc. common shares held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options, an increase in accrued recurring cash incentive compensation expense to our management of $3.1 million, an increase in payroll expenses of $2.4 million as a result of annual pay increases, an increase in expenses for uncollectible accounts receivable of $1.2 million due to the prior year period having a higher amount of recoveries of prior period accounts receivable previously deemed uncollectible, an increase in software licenses and subscriptions expenses of $1.0 million due primarily to the addition of new sales and customer service applications and $1.0 million of other net expense increases, partially offset by a decrease in deferred compensation expenses of $6.5 million as a result of decreases in the market value of investments to which employee deferred compensation liability balances are tracked, a decrease in equity-based compensation expenses of $3.8 million associated with equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value due to decreases in both the number of outstanding awards and the per share valuation of our common shares and a further decrease in equity-based compensation expenses of $1.5 million resulting primarily from non-recurring prior year period adjustments to the amount of performance-based restricted share units granted in 2017 that were estimated to ultimately vest.

SG&A expenses as a percentage of revenues decreased 0.6 percentage points to 10.1% for the three months ended March 31, 2020, from 10.7% for the three months ended March 31, 2019. The decrease as a percentage of revenues consisted of a 0.5 percentage point decrease from lower deferred compensation expenses, a 0.2 percentage point decrease from leveraging existing SG&A personnel to support our growth and a 0.1 percentage point decrease from lower equity-based compensation expenses, partially offset by a 0.1 percentage point increase from higher cash incentive compensation expense and a 0.1 percentage point increase from all other changes.

Depreciation.  Depreciation expense increased $4.0 million, or 2.7%, to $150.8 million for the three months ended March 31, 2020, from $146.8 million for the three months ended March 31, 2019.  The increase was comprised of depreciation and depletion expense of $6.1 million from acquisitions closed during, or subsequent to, the three months ended March 31, 2019, partially offset by a decrease in depreciation expense at our existing operations of $1.4 million due primarily to the impact of certain equipment acquired from the Progressive Waste acquisition becoming fully depreciated subsequent to March 31, 2019 exceeding the impact of additions to our fleet and equipment purchased to support our existing operations, a decrease in depletion expense of $0.5 million at our existing landfills due primarily to a decrease in E&P and municipal solid waste volumes and a decrease of $0.2 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Depreciation expense as a percentage of revenues decreased 0.6 percentage points to 11.2% for the three months ended March 31, 2020, from 11.8% for the three months ended March 31, 2019. The decrease as a percentage of revenues consisted of a 0.4 percentage point decrease attributable to certain equipment acquired from the Progressive Waste acquisition becoming fully depreciated subsequent to March 31, 2019 and a 0.2 percentage point decrease resulting from declines in E&P and landfill municipal solid waste volumes.

Amortization of Intangibles.  Amortization of intangibles expense increased $1.1 million, or 3.6%, to $31.6 million for the three months ended March 31, 2020, from $30.5 million for the three months ended March 31, 2019. The increase was the result of $4.5 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended March 31, 2019, partially offset by a decrease of $3.3 million from certain intangible assets becoming fully amortized subsequent to March 31, 2019 and a decrease of $0.1 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Amortization expense as a percentage of revenues decreased 0.1 percentage points to 2.3% for the three months ended March 31, 2020, from 2.4% for the three months ended March 31, 2019.

Impairments and Other Operating Items.  Impairments and other operating items decreased $14.6 million, to net losses totaling $1.5 million for the three months ended March 31, 2020, from net losses totaling $16.1 million for the three months ended March 31, 2019.

The net losses of $1.5 million recorded during the three months ended March 31, 2020 consisted of $0.9 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date and $0.6 million of other net charges.

The net losses of $16.1 million recorded during the three months ended March 31, 2019 consisted of $12.2 million of charges to terminate or write off the carrying cost of certain contracts, primarily acquired in the Progressive Waste acquisition, that were not renewed prior to their original estimated termination date, a $1.5 million expense charge to increase the fair value of amounts payable under liability-classified contingent consideration arrangements from acquisitions closed in periods prior to 2018 and $2.5 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations, partially offset by $0.1 million of other gains.

Operating Income.  Operating income increased $32.1 million, or 17.4%, to $217.0 million for the three months ended March 31, 2020, from $184.9 million for the three months ended March 31, 2019.  The increase was primarily attributable to price-led growth in our existing solid waste business, a decrease in impairments and other operating charges and operating income generated from acquisitions.

Operating income as a percentage of revenues increased 1.2 percentage points to 16.0% for the three months ended March 31, 2020, from 14.8% for the three months ended March 31, 2019.  The increase as a percentage of revenues was comprised of a 1.2 percentage point decrease in impairments and other operating items, a 0.6 percentage point decrease in SG&A expense, a 0.6 percentage point decrease in depreciation expense and a 0.1 percentage point decrease in amortization expense, partially offset by a 1.3 percentage point increase in cost of operations.

Interest Expense.  Interest expense increased $0.7 million, or 1.9%, to $38.0 million for the three months ended March 31, 2020, from $37.3 million for the three months ended March 31, 2019. The increase was primarily attributable to an increase of $4.4 million from the April 2019 issuance of our 2029 Senior Notes, an increase of $3.0 million from the January 2020 issuance of our 2030 Senior Notes and an increase of $0.8 million from the March 2020 issuance of our 2050 Senior Notes, partially offset by a decrease of $5.1 million due to a decrease in the average borrowings outstanding under our Credit Agreement, a decrease of $2.3 million from the repayment of our 2019 Senior Notes and $0.1 million of other net decreases.

Interest Income.  Interest income decreased $1.1 million, to $2.2 million for the three months ended March 31, 2020, from $3.3 million for the three months ended March 31, 2019. The decrease was primarily attributable to lower reinvestment rates in the current period.

Other Income (Expense).  Other income (expense) decreased $12.2 million, to an expense total of $9.5 million for the three months ended March 31, 2020, from an income total of $2.7 million for the three months ended March 31, 2019. The decrease was due primarily to a $6.6 million decrease in the value of investments purchased to fund our employee deferred compensation obligations due to stock market valuation declines, a $3.0 million adjustment to increase certain accrued liabilities acquired in the 2016 Progressive Waste acquisition and a $2.6 million decrease in foreign currency transaction gains due to a decline in the value of the Canadian dollar.

Income Tax Provision.  Income taxes increased $0.7 million, to $28.7 million for the three months ended March 31, 2020, from $28.0 million for the three months ended March 31, 2019.  Our effective tax rate for the three months ended March 31, 2020 was 16.7%. Our effective tax rate for the three months ended March 31, 2019 was 18.2%.

The income tax provision for the three months ended March 31, 2020 included a benefit of $5.1 million from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

	Three Months Ended March 31,
	2020	2019
Commercial	$416,507	$381,509
Residential	365,731	322,404
Industrial and construction roll off	206,771	187,440
Total collection	989,009	891,353
Landfill	266,218	244,601
Transfer	180,765	161,191
Recycling	18,108	19,804
E&P	65,377	66,830
Intermodal and other	30,018	32,837
Intercompany	(197,091)	(171,979)
Total	$1,352,404	$1,244,637

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

At March 31, 2020, our Eastern segment services customers located in northern Illinois, Kentucky, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; our Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central segment services customers located in Arizona, Colorado, southern Illinois, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and our Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan. The E&P segment services E&P customers located in Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands of U.S. dollars and as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2020		2019
Eastern	$332,202	24.6%	$292,827	23.5%
Southern	309,387	22.9	287,329	23.1
Western	271,981	20.1	254,979	20.5
Central	208,542	15.4	177,877	14.3
Canada	170,423	12.6	168,347	13.5
E&P	59,869	4.4	63,278	5.1
	$1,352,404	100.0%	$1,244,637	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands of U.S. dollars and as a percentage of segment revenues for the periods indicated:

	Three Months Ended March 31,
	2020		2019
Eastern	$84,662	25.5%	$76,957	26.3%
Western	81,029	29.8%	77,005	30.2%
Southern	74,517	24.1%	74,377	25.9%
Central	73,151	35.1%	63,027	35.4%
Canada	59,398	34.9%	59,244	35.2%
E&P	31,802	53.1%	31,609	50.0%
Corporate(a)	(3,631)	—	(3,858)	—
	$400,928	29.6%	$378,361	30.4%
(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training, direct acquisition expenses, other administrative functions and share-based compensation expense associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company. Amounts reflected are net of allocations to the six operating segments.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 11 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue and segment EBITDA for our reportable segments for the three month periods ended March 31, 2020, compared to the three month periods ended March 31, 2019, are discussed below:

Segment Revenue

Revenue in our Eastern segment increased $39.4 million, or 13.4%, to $332.2 million for the three months ended March 31, 2020, from $292.8 million for the three months ended March 31, 2019.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2019, of $39.0 million and net price increases of $16.4 million, partially offset by solid waste volume decreases of $9.8 million attributable primarily to declines in residential volumes due to competitive pressures, reduced landfill municipal solid waste and COVID-19 economic disruptions driving declines in commercial collection, roll off collection, transfer station and landfill volumes primarily in our East Coast markets, net revenue reductions from divestitures closed subsequent to March 31, 2019 of $3.9 million, decreased recyclable commodity sales of $1.6 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products and other revenue decreases of $0.7 million.

Revenue in our Southern segment increased $22.1 million, or 7.7%, to $309.4 million for the three months ended March 31, 2020, from $287.3 million for the three months ended March 31, 2019.  The components of the increase consisted of net price increases of $16.9 million and net revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2019, of $7.2 million, partially offset by decreased recyclable commodity sales of $0.8 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products, net revenue reductions from divestitures closed subsequent to March 31, 2019 of $0.6 million and $0.6 million of other revenue decreases.

Revenue in our Western segment increased $17.0 million, or 6.7%, to $272.0 million for the three months ended March 31, 2020, from $255.0 million for the three months ended March 31, 2019.  The components of the increase consisted of solid waste volume increases of $9.3 million due to the net impact before COVID-19 economic disruptions of increases associated with landfill municipal solid waste, residential collection and commercial collection offsetting COVID-19 economic disruptions driving deceases in commercial collection, roll off collection and landfill volumes, and net price increases of $8.0 million, partially offset by decreased recyclable commodity sales of $0.3 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products.

Revenue in our Central segment increased $30.6 million, or 17.2%, to $208.5 million for the three months ended March 31, 2020, from $177.9 million for the three months ended March 31, 2019.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2019, of $17.0 million, net price increases of $11.0 million, volume increases of $2.5 million due to the net impact before COVID-19 economic disruptions of increased roll off collection and landfill special waste offsetting COVID-19 economic disruptions driving decreases in commercial collection, roll off collection and landfill volumes, and other revenue increases of $0.1 million.

Revenue in our Canada segment increased $2.1 million, or 1.2%, to $170.4 million for the three months ended March 31, 2020, from $168.3 million for the three months ended March 31, 2019. The components of the increase consisted of net price increases of $12.2 million and other revenue increases of $0.4 million, partially offset by solid waste volume decreases of $6.1 million attributable primarily to declines in residential volumes due to competitive pressures, reduced landfill municipal solid waste and COVID-19 economic disruptions driving declines in commercial collection, roll off collection and landfill volumes, a decrease of $1.7 million resulting from a lower average foreign currency exchange rate in effect during the comparable reporting periods, decreased recyclable commodity sales of $1.4 million resulting from the impact of declines in prices for old corrugated cardboard and other fiber products, and a decrease of $1.3 million resulting from reduced demand causing a reduction in the prices for renewal energy credits associated with the generation of landfill gas.

Revenue in our E&P segment decreased $3.4 million, or 5.4%, to $59.9 million for the three months ended March 31, 2020, from $63.3 million for the three months ended March 31, 2019. The decrease was due primarily to a year over year decrease in the Williston Basin and Eagle Ford Basin, partially offset by higher activity in the Permian Basin and the Gulf of Mexico. Overall demand for E&P waste services and related drilling and production activity levels were impacted by the drop in the value of crude oil due to the increased supply of oil resulting from Saudi Arabia and Russia abandoning production quotas and increasing production levels that was exacerbated by the impact of COVID-19. We estimate that the reduction in oil prices that began in March 2020 resulting from these developments caused a decrease in drilling and production activity, reducing the demand for E&P waste services in certain basins in which we operate and contributing to an approximate $2.0 million decrease in our E&P revenues.

Segment EBITDA

Segment EBITDA in our Eastern segment increased $7.7 million, or 10.0%, to $84.7 million for the three months ended March 31, 2020, from $77.0 million for the three months ended March 31, 2019.  The increase was due primarily to an increase in revenues of $43.3 million from organic growth and acquisitions, a decrease in corporate overhead expense allocations of $0.6 million due to a decrease in the overhead allocation rate and an increase to EBITDA of $0.6 million from the impact of operations disposed of during the three months ended March 31, 2020, partially offset by a net $27.5 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $3.7 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.8 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase in expenses for auto and workers’ compensation claims of $1.4 million due primarily to non-recurring adjustments recorded in the prior year period to decrease projected losses on outstanding claims, an increase in leachate disposal expenses of $0.5 million due to increased leachate volumes at a new landfill cell constructed subsequent to March 31, 2019 and $0.9 million of other net expense increases.

Segment EBITDA in our Western segment increased $4.0 million, or 5.2%, to $81.0 million for the three months ended March 31, 2020, from $77.0 million for the three months ended March 31, 2019.  The increase was due primarily to an increase in revenues of $17.0 million and a decrease in corporate overhead expense allocations of $1.0 million due to a decrease in the overhead allocation rate, partially offset by an increase in direct and administrative labor expenses of $4.1 million due primarily to employee pay rate increases, an increase in third party disposal expenses of $2.1 million due primarily to disposal rate increases and roll off collection volume increases in certain markets, an increase in taxes on revenues of $1.8 million due primarily to higher landfill and collection revenues, an increase in third-party trucking and transportation expenses of $1.2 million due primarily to increased rates charged by third parties to provide trucking, an increase in expenses for auto and workers’ compensation claims of $1.2 million due primarily to non-recurring adjustments recorded in the prior year period to decrease projected losses on outstanding claims, an increase of $0.9 million resulting from higher costs per ton charged by third party processors of recyclable commodities, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.9 million due to parts and service rate increases and variability impacting the timing of major repairs and $1.8 million of other net expense increases.

Segment EBITDA in our Southern segment increased $0.1 million, or 0.2%, to $74.5 million for the three months ended March 31, 2020, from $74.4 million for the three months ended March 31, 2019.  The increase was due to an increase in revenues of $22.1 and a decrease in corporate overhead expense allocations of $0.8 million due to a decrease in the overhead allocation rate, partially offset by an increase in expenses for auto and workers’ compensation claims of $6.8 million due primarily to higher claims severity in the current year period and non-recurring adjustments recorded in the prior year period to decrease projected losses on outstanding claims, a net $5.0 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $4.9 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $4.0 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase in third-party trucking and transportation expenses of $1.4 million due primarily to transportation associated with increased landfill special waste volumes and increased rates charged by third parties to provide trucking and transportation services and $0.7 million of other net expense increases.

Segment EBITDA in our Central segment increased $10.2 million, or 16.1%, to $73.2 million for the three months ended March 31, 2020, from $63.0 million for the three months ended March 31, 2019. The increase was due primarily to an increase in revenues of $30.6 million, partially offset by a net $11.0 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $4.9 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.4 million due to the variability and timing of major repairs, an increase in third party disposal expenses of $1.0 million due primarily to disposal rate increases and roll off collection volume increases in certain markets, an increase in expenses for auto and workers’ compensation claims of $0.9 million due primarily to non-recurring adjustments recorded in the prior year period to decrease projected losses on outstanding claims, an increase in third-party trucking and transportation expenses of $0.7 million due primarily to transportation associated with increased landfill special waste volumes and increased rates charged by third parties to provide trucking and transportation services and $0.5 million of other net expense increases.

Segment EBITDA in our Canada segment increased $0.2 million, or 0.3%, to $59.4 million for the three months ended March 31, 2020, from $59.2 million for the three months ended March 31, 2019.  The increase was comprised of an increase of $0.9 million assuming foreign currency parity during the comparable reporting periods, partially offset by a decrease of $0.7 million from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods. The $0.9 million increase, which assumes foreign currency parity, was due primarily to an increase in revenues of $3.8 million and other net expense decreases of $0.2 million, partially offset by an increase in direct labor expenses of $1.5 million due primarily to employee pay rate increases, an increase in third-party disposal expenses of $0.9 million due to higher disposal rates charged by operators and an increase in truck, container, equipment and facility maintenance and repair expenses of $0.7 million due to the variability and timing of major repairs.

Segment EBITDA in our E&P segment increased $0.2 million, or 0.6%, to $31.8 million for the three months ended March 31, 2020, from $31.6 million for the three months ended March 31, 2019.  The increase was due primarily to a decrease in third party trucking and transportation expenses in our E&P segment of $1.7 million due to changes in customer mix in the Williston Basin that resulted in us reducing the scope of these services, a decrease in cell processing expenses of $1.1 million due primarily to decreased disposal volumes, a decrease in corporate overhead expense allocations of $0.6 million due to a decrease in the overhead allocation rate and $0.2 million of other net expense decreases, partially offset by a decrease in revenues of $3.4 million.

Segment EBITDA at Corporate increased $0.3 million, to a loss of $3.6 million for the three months ended March 31, 2020, from a loss of $3.9 million for the three months ended March 31, 2019.  The increase was due to a decrease in deferred compensation expenses of $6.5 million as a result of decreases in the market value of investments to which employee deferred compensation liability balances are tracked, a decrease in equity-based compensation expenses of $3.8 million associated with equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value due to decreases in both the number of outstanding awards and the per share valuation of our common shares and a further decrease in equity-based compensation expenses of $1.5 million resulting primarily from non-recurring prior year period adjustments to the amount of performance-based restricted share units granted in 2017 that were estimated to ultimately vest, partially offset by an increase of $3.3 million in equity-based compensation expenses associated with the current year period adjustment of Waste Connections, Inc. common shares held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options, a reduction in corporate overhead allocated through charges to our segments of $2.9 million due to a reduction in expenses qualifying for allocation resulting in a decrease in the overhead allocation rates, an increase in accrued recurring cash incentive compensation expense to our management of $2.6 million, an increase in software licenses and subscriptions expenses of $1.0 million due primarily to the addition of new sales and customer service applications, an increase in employee relocation expenses of $1.0 million due to an increase in the number of our employees transferring to new markets within the Company and an increase in payroll expenses of $0.7 million as a result of annual pay increases.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the three months ended March 31, 2020 and 2019 (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2020	2019
Net cash provided by operating activities	$369,586	$363,772
Net cash used in investing activities	(133,626)	(128,046)
Net cash provided by (used) in financing activities	627,389	(55,203)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,364)	193
Net increase in cash, cash equivalents and restricted cash	860,985	180,716
Cash, cash equivalents and restricted cash at beginning of period	423,221	403,966
Cash, cash equivalents and restricted cash at end of period	$1,284,206	$584,682

Operating Activities Cash Flows

For the three months ended March 31, 2020, net cash provided by operating activities was $369.6 million. For the three months ended March 31, 2019, net cash provided by operating activities was $363.8 million. The $5.8 million increase was due primarily to the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $13.8 million from an increase in net income, excluding depreciation, amortization of intangibles, amortization of leases, deferred income taxes, share-based compensation, adjustments to and payments of contingent consideration recorded in earnings and loss on disposal of assets and impairments, due primarily to the impact of acquisitions closed subsequent to March 31, 2019 and price-led earnings growth at certain solid waste segments.
2)	Accounts receivable — Our increase in net cash provided by operating activities was favorably impacted by $13.1 million from accounts receivable due to improved collection results.
3)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was favorably impacted by $8.3 million from accounts payable and accrued liabilities due primarily to period end timing of payments to vendors for goods and services.
4)	Prepaid expenses – Our increase in net cash provided by operating activities was unfavorably impacted by $25.5 million from prepaid expenses due primarily to a higher utilization of prepaid income taxes during the prior year period.
5)	Other long-term liabilities – Our increase in net cash provided by operating activities was unfavorably impacted by $5.7 million from other long-term liabilities due primarily to an increase in the cash settlement of equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016.

As of March 31, 2020, we had a working capital surplus of $972.1 million, including cash and equivalents of $1.195 billion.  Our working capital surplus increased $848.7 million from a working capital surplus of $123.4 million at December 31, 2019, including cash and equivalents of $326.7 million, due primarily to increased cash balances. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $5.6 million to $133.6 million for the three months ended March 31, 2020, from $128.0 million for the three months ended March 31, 2019. The significant components of the increase included the following:

1)	An increase in capital expenditures of $23.5 million due to an increase in the purchase of trucks for operations owned in the comparable periods, increased additions to existing facilities and additional trucks and containers purchased for operations acquired subsequent to March 31, 2019; less
2)	A decrease in cash paid for acquisitions of $9.0 million due primarily to a decrease in acquisitions closed during the three months ended March 31, 2020.

Financing Activities Cash Flows

Net cash provided by financing activities increased $682.6 million to $627.4 million for the three months ended March 31, 2020, from net cash used in financing activities of $55.2 million for the three months ended March 31, 2019. The significant components of the increase included the following:

1)	An increase from the net change in long-term borrowings of $816.9 million (long-term borrowings increased $820.2 million during the three months ended March 31, 2020 and increased $3.3 million during the three months ended March 31, 2019) due primarily to maintaining a portion of the proceeds from our 2050 Senior Notes in cash and borrowing on our credit facility in March 2020 to provide us with additional available cash reserves; less
2)	An increase in payments to repurchase our common shares of $105.7 million as we resumed our share repurchase activity during the three months ended March 31, 2020; less
3)	An increase in debt issuance costs of $10.9 million due to the issuance during the three months ended March 31, 2020 of our 2030 Senior Notes and 2050 Senior Notes; less
4)	An increase in tax withholdings related to net share settlements of equity-based compensation of $6.1 million due to an increase is the value of equity-based compensation awards vesting; less
5)	An increase in cash dividends paid of $5.9 million due primarily to an increase in our quarterly dividend rate for the three months ended March 31, 2020 to $0.185 per share, from $0.16 per share for the three months ended March 31, 2019.

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

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2019, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.025, from $0.16 to $0.185 per share. Cash dividends of $48.0 million and $42.1 million were paid during the three months ended March 31, 2020 and 2019, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $137.8 million in capital expenditures for property and equipment during the three months ended March 31, 2020, and we expect to make total capital expenditures for property and equipment of between $500 million and $550 million in 2020, which reflects a reduction of approximately $110 million in projected 2020 capital expenditures as a result of the impact from COVID-19. We have funded and intend to fund the balance of our planned 2020 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and municipal solid waste and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital. Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of March 31, 2020, $650.0 million under the term loan and $692.6 million under the revolving credit facility were outstanding under our Credit Agreement, exclusive of outstanding standby letters of credit of $107.3 million. Our Credit Agreement matures in March 2023.

On January 23, 2020, we completed an underwritten public offering of $600.0 million aggregate principal amount of 2.60% Senior Notes due 2030, or the 2030 Senior Notes. The 2030 Senior Notes were issued under the Indenture, dated as of November 16, 2018, by and between the Company and U.S. Bank National Association, as trustee, as supplemented by the Third Supplemental Indenture, dated as of January 23, 2020.

 We will pay interest on the 2030 Senior Notes semi-annually in arrears and the 2030 Senior Notes will mature on February 1, 2030.  The 2030 Senior Notes are senior unsecured obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of our future subordinated debt.  The 2030 Senior Notes are not guaranteed by any of our subsidiaries.

On March 13, 2020, we completed an underwritten public offering of $500.0 million aggregate principal amount of 3.05% Senior Notes due 2050, or the 2050 Senior Notes. The 2050 Senior Notes were issued under the Indenture, dated as of November 16, 2018, by and between the Company and U.S. Bank National Association, as trustee, as supplemented by the Fourth Supplemental Indenture, dated as of March 13, 2020.

 We will pay interest on the 2050 Senior Notes semi-annually in arrears and the 2050 Senior Notes will mature on April 1, 2050.  The 2050 Senior Notes are senior unsecured obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of our future subordinated debt.  The 2050 Senior Notes are not guaranteed by any of our subsidiaries.

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

As of March 31, 2020, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$5,194,532	$4,318	$375,869	$1,693,597	$3,120,748
Cash interest payments	$1,312,469	$147,180	$307,036	$196,451	$661,802
Contingent consideration	$88,644	$37,549	$11,069	$3,224	$36,802
Operating leases	$219,214	$27,581	$65,503	$49,278	$76,852
Final capping, closure and post-closure	$1,530,565	$7,279	$65,995	$13,750	$1,443,541

____________________

Long-term debt payments include:

1)	$692.6 million in principal payments due March 2023 related to our revolving credit facility under our Credit Agreement. We may elect to draw amounts on our Credit Agreement in U.S. dollar LIBOR rate loans, U.S. dollar base rate loans, Canadian-based bankers’ acceptances, and Canadian dollar prime rate loans. At March 31, 2020, $675.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. LIBOR rate loans, which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 2.09% on such date) and $17.6 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, which bear interest at the Canadian Dollar Offered Rate plus the applicable acceptance fee (for a total rate of 2.33% on such date).
2)	$650.0 million in principal payments due March 2023 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At March 31, 2020, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 2.09% on such date).
3)	$100.0 million in principal payments due 2021 related to our 2021 Senior Notes. The 2021 Senior Notes bear interest at a rate of 4.64%.
4)	$150.0 million in principal payments due 2021 related to our New 2021 Senior Notes. The New 2021 Senior Notes bear interest at a rate of 2.39%.
5)	$125.0 million in principal payments due 2022 related to our 2022 Senior Notes. The 2022 Senior Notes bear interest at a rate of 3.09%.
6)	$200.0 million in principal payments due 2023 related to our 2023 Senior Notes. The 2023 Senior Notes bear interest at a rate of 2.75%.
7)	$150.0 million in principal payments due 2024 related to our 2024 Senior Notes. The 2024 Senior Notes bear interest at a rate of 3.24%.
8)	$375.0 million in principal payments due 2025 related to our 2025 Senior Notes. The 2025 Senior Notes bear interest at a rate of 3.41%.
9)	$400.0 million in principal payments due 2026 related to our 2026 Senior Notes. The 2026 Senior Notes bear interest at a rate of 3.03%.
10)	$250.0 million in principal payments due 2027 related to our 2027 Senior Notes. The 2027 Senior Notes bear interest at a rate of 3.49%.
11)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
12)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
13)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
14)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
15)	$9.3 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.75% and 10.35% at March 31, 2020, and have maturity dates ranging from 2021 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin and the Canadian Dollar Offered Rate plus the applicable acceptance fee at March 31, 2020. We assumed the Credit Agreement is paid off when it matures in March 2023.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $67.6 million recorded as liabilities in our Condensed Consolidated Financial Statements at March 31, 2020, and $21.0 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$163,777	$89,986	$73,791	$—	$—

____________________

(1)	We are party to unconditional purchase obligations. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At March 31, 2020, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 66.9 million gallons remaining to be purchased for a total of $163.8 million. The current fuel purchase contracts expire on or before December 31, 2022. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2020, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $1.106 billion and $1.081 billion at March 31, 2020 and December 31, 2019, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2020, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the three month periods ended March 31, 2020 and 2019, at all of our landfills during the respective period, is shown below (tons in thousands):

	Three Months Ended March 31,
	2020		2019
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	88	10,843	89	10,253
Operated landfills	4	133	4	127
	92	10,976	93	10,380

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the three month periods ended March 31, 2020 and 2019, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2020	2019
Net cash provided by operating activities	$369,586	$363,772
Less: Change in book overdraft	(3,848)	(2,784)
Plus: Proceeds from disposal of assets	3,499	639
Less: Capital expenditures for property and equipment	(137,781)	(114,238)
Adjustments:
Cash received for divestitures (a)	—	(2,376)
Transaction-related expenses (b)	1,146	837
Pre-existing Progressive Waste share-based grants (c)	6,440	2,182
Tax effect (d)	(3,318)	(1,697)
Adjusted free cash flow	$235,724	$246,335

____________________

(a)	Reflects the elimination of cash received in conjunction with the divestiture of certain Progressive Waste operations.
(b)	Reflects the addback of acquisition-related transaction costs.
(c)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.
(d)	The aggregate tax effect of footnotes (a) through (c) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three month periods ended March 31, 2020 and 2019, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2020	2019
Net income attributable to Waste Connections	$143,035	$125,622
Less: Net loss attributable to noncontrolling interests	(142)	(45)
Plus: Income tax provision	28,734	27,968
Plus: Interest expense	37,990	37,287
Less: Interest income	(2,175)	(3,311)
Plus: Depreciation and amortization	182,459	177,389
Plus: Closure and post-closure accretion	3,908	3,490
Plus: Impairments and other operating items	1,506	16,112
Plus (less): Other expense (income), net	9,521	(2,661)
Adjustments:
Plus: Transaction-related expenses (a)	1,146	837
Plus: Fair value changes to equity awards (b)	2,541	3,021
Adjusted EBITDA	$408,523	$385,709

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three month periods ended March 31, 2020 and 2019, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Reported net income attributable to Waste Connections	$143,035	$125,622
Adjustments:
Amortization of intangibles (a)	31,638	30,542
Impairments and other operating items (b)	1,506	16,112
Transaction-related expenses (c)	1,146	837
Fair value changes to equity awards (d)	2,541	3,021
Tax effect (e)	(9,304)	(12,197)
Adjusted net income attributable to Waste Connections	$170,562	$163,937

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.54	$0.48
Adjusted net income	$0.65	$0.62

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	The aggregate tax effect of the adjustments in footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.

INFLATION

Other than volatility in fuel prices, third party brokerage and labor costs in certain markets, inflation has not materially affected our operations in recent years. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs.  To the extent that there are decreases in fuel costs, in some cases, a portion of these reductions are passed through to customers in the form of lower fuel and material surcharges. Therefore, we believe that we should be able to increase prices to offset many cost increases that result from inflation in the ordinary course of business. However, competitive pressures or delays in the timing of rate increases under our contracts, particularly amid the economic impact of the COVID-19 outbreak, may require us to absorb at least part of these cost increases, especially if cost increases exceed the average rate of inflation. Management’s estimates associated with inflation have an impact on our accounting for landfill liabilities.

SEASONALITY

Based on historic trends, excluding any impact from the COVID-19 outbreak or an economic recession, we would expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. This seasonality reflects (a) the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in Canada and the U.S. and (b) reduced E&P activity during harsh weather conditions, with expected fluctuation due to such seasonality between our highest and lowest quarters of approximately 10%. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected municipal solid waste, resulting in higher disposal costs, which are calculated on a per ton basis.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risk, including changes in interest rates and prices of certain commodities. We use hedge agreements to manage a portion of our risks related to interest rates and fuel prices. While we are exposed to credit risk in the event of non-performance by counterparties to our hedge agreements, in all cases such counterparties are highly rated financial institutions and we do not anticipate non-performance under current market conditions. We do not hold or issue derivative financial instruments for trading purposes. We monitor our hedge positions by regularly evaluating the positions at market and by performing sensitivity analyses over the unhedged fuel and variable rate debt positions.

At March 31, 2020, our derivative instruments included 14 interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at March 31, 2020 and December 31, 2019, of $517.6 million and $766.2 million, respectively, including floating rate debt under our Credit Agreement. A one percentage point increase in interest rates on our variable-rate debt as of March 31, 2020 and December 31, 2019, would decrease our annual pre-tax income by approximately $5.2 million and $7.7 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At March 31, 2020, we had no fuel hedge agreements in place; however, we have entered into fixed price fuel purchase contracts for 2020 as described below.

For the year ending December 31, 2020, we expect to purchase approximately 75.3 million gallons of fuel, of which 41.4 million gallons will be purchased at market prices and 33.9 million gallons will be purchased under our fixed price fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the nine month period of April 1, 2020 to December 31, 2020, we expect to purchase approximately 31.1 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining nine months in 2020 would decrease our pre-tax income during this period by approximately $3.1 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market other collected recyclable materials to third parties for processing before resale. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the three months ended March 31, 2020 and 2019, would have had a $1.8 million and $1.9 million impact on revenues for the three months ended March 31, 2020 and 2019, respectively.

We have operations in Canada and, where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating costs. However, the impact of foreign currency has not materially affected our results of operations in 2019 or 2020. A $0.01 change in the Canadian dollar to U.S. dollar exchange rate would impact our annual revenue and EBITDA by approximately $9.0 million and $3.0 million, respectively.

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

Based on this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded as of March 31, 2020, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Information regarding our legal proceedings can be found in Note 18 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A. Risk Factors

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature, including statements related to the impact of global economic conditions, including the price of crude oil, on our volume, business and results of operations; the impact of the COVID-19 outbreak on our business, financial condition and results of operations; our ability to generate internal growth or expand permitted capacity at landfills we own or operate; our ability to grow through acquisitions and our expectations with respect to the impact of acquisitions on our expected revenues and expenses following the integration of such businesses; the competitiveness of our industry and how such competition may affect our operating results; the possibility of losing contracts through competitive bidding, early termination or governmental action; the effects of financial difficulties of some of our customers, including governmental entities, affecting their credit risk; our ability to provide adequate cash to fund our operating activities; our ability to draw from our credit facility or raise additional capital; our ability to generate free cash flow and reduce our leverage; the impact on our tax positions by recent changes in U.S. tax law and future changes in tax laws in the jurisdictions in which we operate; the effects of landfill special waste projects on volume results; the impact that price increases may have on our business and operating results; demand for recyclable commodities and recyclable commodity pricing; the effects of seasonality on our business and results of operations; our ability to obtain additional exclusive arrangements; increasing alternatives to landfill disposal; increases in labor and pension plan costs or the impact that labor union activity may have on our operating results; operational and safety risks, including the risk of personal injury to employees and others; our expectations with respect to the purchase of fuel and fuel prices; our expectations with respect to capital expenditures; our expectations with respect to the outcomes of our legal proceedings; the impairment of our goodwill; insurance costs; disruptions to or breaches of our information systems and other cybersecurity threats; and environmental, health and safety laws and regulations, including changes to the regulation of landfills, solid waste disposal, E&P waste disposal, or hydraulic fracturing.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “might,” “will,” “could,” “should” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy. Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, those listed below and elsewhere in this report and in our other filings with the SEC, as well as in our filings during the year with the Canadian Securities Administrators.  There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change.

Our results are vulnerable to economic conditions.

Our business and results of operations may be adversely affected by changes in national or global economic conditions, including the price of crude oil.

In an economic slowdown, we may experience the negative effects of the following, any of which could negatively impact our operating income and cash flows: decreased waste generation, increased competitive pricing pressure, increased customer turnover, and reductions in customer service requirements.  In a recessionary environment, two of our business lines that could see a more immediate impact are construction and demolition debris and E&P waste disposal, as demand for new construction or energy exploration decreases.  Our commercial and industrial collection activity and the related demand for our landfill disposal and other services may also be impacted, depending on the drivers of the economic slowdown.  In addition, a weaker economy may result in declines in recycled commodity prices.  Worsening economic conditions or a prolonged or recurring economic recession could adversely affect our operating results and expected seasonal fluctuations.  Further, we cannot assure you that any improvement in economic conditions after such a slowdown will result in an immediate, if at all, positive improvement in our operating results or cash flows.

The impact of public health crises, pandemics and epidemics, and the effects of governmental initiatives to manage resulting economic conditions, have adversely affected and may continue to adversely affect our business, financial condition and results of operations.

Public health crises, pandemics and epidemics, such as the outbreak of coronavirus disease 2019 (“COVID-19”), may impact our operations directly or may disrupt the operations of our customers in ways that could have an adverse effect on our business, results of operations and financial condition.  COVID-19 has resulted in adverse impacts to our business.  Fear of such events and their duration and spread might also alter consumer confidence, behavior and spending patterns, resulting in an economic slowdown that could continue to affect demand for our services.  The following could be among the contributing factors:

●	Mandatory and voluntary closures, shelter-in-place orders, and similar government restrictions on or advisories with respect to travel, business operations and public gatherings have impacted and may continue to impact the operations of our commercial, municipal, industrial and E&P collection customers, as well as affiliated and third-party haulers that bring waste to our landfills, transfer stations, E&P waste and recycling facilities, resulting in a decline in demand for our service offerings;
●	Weakness in the economy resulting from business closures, unemployment and other direct and indirect impacts of the COVID-19 outbreak has caused and may continue to cause customers, including residential, commercial, industrial and E&P accounts, to suffer financial difficulties and ultimately to be unable or unwilling to pay amounts owed to us. This could negatively impact our consolidated financial condition, results of operations and cash flows;
●	To the extent that a significant percentage of our workforce is unable to work, including because of illness or government restrictions in connection with the COVID-19 outbreak, our workforce and operations will be negatively impacted;
●	The additional costs associated with COVID-19, including those related to emergency wages, supplemental pay, personal protective equipment and extended benefits programs provided by the Company to employees affected by the COVID-19 outbreak, may impact our financial results;
●	Volatility in commodity and other input costs could substantially impact our result of operations; and
●	It may become more costly or difficult to obtain debt or equity financing to fund operations or investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us.

The ultimate extent of the impact of the COVID-19 outbreak on our business, results of operations, financial condition and cash flows will depend largely on future developments, including the duration and spread of the outbreak in the U.S. and Canada, its severity, the actions to contain the novel coronavirus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted at this time.

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

We expect that increased consolidation in the solid waste services industry will continue to reduce the number of attractive acquisition candidates. Moreover, general economic conditions, including pandemics and public health crises such as the COVID-19 outbreak, and the environment for attractive investments may affect the desire of the owners of acquisition candidates to sell their companies. As a result, we may have fewer acquisition opportunities, and those opportunities may be on less attractive terms than in the past, which could cause a reduction in our rate of growth from acquisitions.  In addition, the COVID-19 outbreak may delay the closing of acquisitions already in process due to logistical constraints associated with business closures or travel restrictions.

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

We seek price increases necessary to offset increased costs, to improve operating margins and to obtain adequate returns on our deployed capital.  Contractual, general economic, competitive or market-specific conditions, including the impact of pandemics or public health crises such as the COVID-19 outbreak, may limit our ability to raise prices or otherwise impact our plans with respect to implementing price increases.  As a result of these factors, we may be unable to offset increases in costs, improve operating margins and obtain adequate investment returns through price increases. We may also lose customers to lower-price competitors, and new competitors may enter our markets as we raise prices.

We may lose contracts through competitive bidding, early termination or governmental action.

We derive a significant portion of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and certificates issued by Washington State known as G Certificates. Many franchise agreements and municipal contracts are for a specified term and are, or will be, subject to competitive bidding in the future. For example, at the beginning of 2020, we had approximately 480 contracts, representing approximately 3.9% of our annual revenues, which were set for expiration or automatic renewal on or before December 31, 2020. Although we intend to bid on existing contracts subject to competitive bidding in the future and additional municipal contracts and franchise agreements, we may not be the successful bidder, or we may need to lower our price in order to retain the contract. In addition, some of our customers, including municipalities, may terminate their contracts with us before the end of the terms of those contracts. Similar risks may affect our contracts to operate municipally-owned assets, such as landfills.

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

We currently own and/or operate 92 landfills and one development stage landfill throughout the United States and Canada. Our ability to meet our financial and operating objectives may depend in part on our ability to acquire, lease, or renew landfill operating permits, expand existing landfills and develop new landfill sites, especially in our E&P waste business. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. Although the process generally takes less time, the process of obtaining permits and approvals for E&P landfills has similar uncertainties. Operating permits for landfills in states and provinces where we operate must generally be renewed every five to ten years, although some permits are required to be renewed more frequently. These operating permits often must be renewed several times during the permitted life of a landfill. The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by special interest and other groups, including those utilizing social media to further their objectives, and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law, or burdensome terms and conditions being imposed on our operations. This process may be further complicated by the COVID-19 outbreak, which may impact the timeliness of the receipt of approvals and permits.  We may not be able to obtain new landfill sites or expand the permitted capacity of our existing landfills when necessary, and may ultimately be required to expense up to the carrying value of the landfill or expansion project, less the recoverable value of the property and other amounts recovered. Obtaining new landfill sites is important to our expansion into new, non-exclusive solid waste markets and in our E&P waste business. If we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter that market. Expanding existing landfill sites is important in those markets where the remaining lives of our landfills are relatively short. We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the lives of these landfills. Any of these circumstances could adversely affect our operating results.

Lower crude oil prices have and may continue to adversely affect the level of exploration, development and production activity of E&P companies and the demand for our E&P waste services.

Lower crude oil prices and the volatility of such prices may affect the level of investment and the amount of linear feet drilled in the basins where we operate, as it may impact the ability of E&P companies to access capital on economically advantageous terms or at all. In addition, E&P companies may elect to decrease investment in basins where the returns on investment are inadequate or uncertain due to lower crude oil prices or volatility in crude oil prices.  Recent declines in the price of crude oil to historic lows have resulted in announced reductions to capital spending plans by E&P companies.  Such reductions in capital spending would be expected to negatively impact E&P waste generation and therefore the demand for our services.  Given the unexpected oversupply of oil and the decreased demand for oil associated with the economic slowdown caused by the COVID-19 outbreak, we cannot estimate when crude oil prices will increase.  Further, we cannot provide assurances that higher crude oil prices will result in increased capital spending and linear feet drilled by our customers in the basins where we operate.

Increases in labor costs and limitations on labor availability could impact our financial results.

Labor is one of our highest costs and relatively small increases in labor costs per employee could materially affect our cost structure.  We compete with other businesses in our markets for qualified employees and the labor supply is sometimes tight in our markets, which can drive higher turnover and increase the time it takes to fill job openings.  In our E&P waste business, for example, we are exposed to the cyclical variations in demand that are particular to the development and production of oil and natural gas.  A shortage of qualified employees in solid waste or E&P, including due to the COVID-19 outbreak in our markets, would require us to incur additional costs related to wages and benefits, to hire more expensive temporary employees or to contract for services with more expensive third-party vendors.  In addition, higher turnover can result in increased costs associated with recruiting and training; it can also impact operating costs, including maintenance and risk.  As an essential services provider, in March 2020 we implemented temporary emergency wages, supplemental pay and extended benefits programs for our frontline workforce and other employees directly or indirectly affected by the COVID-19 outbreak.  We expect that increased labor costs resulting from these programs will be partially offset by cost reductions we have implemented in other areas, including temporary salary freezes for certain non-frontline employees and the temporary suspension of Company matching contributions to our 401(k) employee retirement plan.

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

Based on historic trends, excluding any impact from the COVID-19 outbreak or an economic recession, we would expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and lower in the fourth quarter than in the second and third quarters. We expect the fluctuation in our revenues between our highest and lowest quarters to be approximately 10%. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during the winter months in Canada and the U.S., and reduced E&P activity during harsh weather conditions. Conversely, mild winter weather conditions may reduce demand for oil and natural gas, which may cause our customers to curtail their drilling programs, which could result in production of lower volumes of E&P waste.

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

We provide recycling services to some of our customers. The recyclables we process for sale include paper products and plastics that are shipped to customers in the United States, as well as other markets, including Asia. The sale prices of and the demand for recyclable commodities are frequently volatile and when they decline, our revenues, operating results and cash flows will be affected. The value of plastics are influenced by the volatility of crude oil, and we have seen a resulting decline in the value of plastic recyclables associated with the precipitous drop in the value of crude in 2020.  The value of paper products are impacted by demand, which is often influenced by quality concerns.  In 2017, the Chinese government announced a ban on certain materials, including mixed waste paper and mixed plastics, as well as extremely restrictive quality requirements that have been difficult for the industry to achieve.   Also in 2017, the Chinese government began to limit the flow of material into the country by restricting the issuance of required import licenses, and this practice continued through 2018 and 2019. Many other markets, both domestic and foreign, have also tightened their quality requirements.  In addition, other countries have limited or restricted the import of certain recyclables.  Singlestream recycling facilities process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, which results in increased processing and residual disposal costs to achieve quality standards.

The new quality standards imposed by China and the restrictions on import licenses have made the sale of recycled commodities more difficult and have resulted in lower prices for such commodities, higher operating costs or additional capital expenditures in order to meet the requirements, or higher fees imposed by third parties for the processing of recyclables.  As a result, we have increased the fees that we charge customers at our recycling facilities in order to recover the higher processing costs for recyclables.  This may result in lower recycled commodity volumes at our recycling facilities, as customers may elect to pursue cheaper alternatives for processing or disposal.  Any such reduction could impact revenues, operating results and cash flow.  Some of our recycling operations offer rebates to customers based on the market prices of commodities we buy to process for resale. Therefore, if we recognize increased revenues resulting from higher prices for recyclable commodities, the rebates we pay to suppliers will also increase, which also may impact our operating results.  To the extent that there is an economic slowdown, including the one associated with the COVID-19 outbreak, a resulting decline in demand for recycled commodities could impact our revenues, operating results and cash flow.

Our results will be affected by changes in the value of renewable fuels.

Variations in the price of methane gas and other energy-related products that are marketed and sold by our landfill gas recovery operations affect our results. Pursuant to the Energy Independence and Security Act of 2007, the United States EPA has promulgated the Renewable Fuel Standards, or RFS, which require refiners to either blend "renewable fuels," such as ethanol and biodiesel, into their transportation fuels or to purchase renewable fuel credits, known as renewable identification numbers, or RINs, in lieu of blending. In some cases, landfill gas generated at our landfills qualifies as a renewable fuel for which RINs are available. The price of RINs has been extremely volatile and is dependent upon a variety of factors, including potential legislative changes, the availability of RINs for purchase, the demand for RINs, which is dependent on transportation fuel production levels, the mix of the petroleum business’ petroleum products and fuel blending performed at the refineries and downstream terminals, all of which can vary significantly from period to period. In addition, demand for RINs can be impacted by the ability of refineries to obtain small refinery exemptions, or SREs, through the EPA.  In December 2019, the EPA released its targets for renewable volume obligations, or RVOs, for 2020, which included a slight increase over the 2019 RVOs with no change to the EPA’s plan to account for the impact of granting SREs. Any reductions or limitations on the requirement to blend renewable fuel, including a reduction associated with the economic slowdown associated with the COVID-19 outbreak, and any related waivers including SREs, would likely reduce the demand for RINs, which could impact the value of RINs.

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

The market price of diesel fuel is volatile. We generally purchase diesel fuel at market prices, and such prices have fluctuated significantly in recent years. A significant increase in market prices for fuel could adversely affect our waste collection business through a combination of higher fuel and disposal-related transportation costs and reduce our operating margins and reported earnings. To manage a portion of this risk, we have entered into fixed-price fuel purchase contracts. During periods of falling diesel fuel prices, it may become more expensive to purchase fuel under fixed-price fuel purchase contracts than at market prices as the prices under our fixed-price fuel purchase contracts may be above market prices.

We utilize compressed natural gas, or CNG, in a small percentage of our fleet and we may convert more of our fleet from diesel fuel to CNG over time. The market price of CNG is also volatile; a significant increase in such cost could adversely affect our operating margins and reported earnings.

Our financial results are based upon estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles, estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies.  In some cases, including those resulting from the COVID-19 outbreak and associated impacts, these estimates are particularly difficult to determine and we must exercise significant judgment.  The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to our accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, asset impairments and litigation, claims and assessments. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have an adverse effect on our financial condition and results of operations.

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

We are, and from time to time become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Many of these matters raise complicated factual and legal issues and are subject to uncertainties and complexities, all of which make the matters costly to address. For example, in recent years, wage and employment laws have changed regularly and become increasingly complex, which has fostered litigation, including purported class actions. Similarly, citizen suits brought pursuant to environmental laws, such as those regulating the treatment of storm water runoff, have proliferated. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our consolidated financial condition, results of operations and cash flows. See discussion in Note 18, “Commitments and Contingencies,” of our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Our financial results could be adversely affected by impairments of goodwill, indefinite-lived intangibles or property and equipment.

As a result of our acquisition strategy, we have a material amount of goodwill, indefinite-lived intangibles and property and equipment recorded in our financial statements. We do not amortize our existing goodwill or indefinite-lived intangibles and are required to test goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter of the year and whenever events or changes in circumstances indicate that the carrying value of goodwill and/or indefinite-lived intangible assets may not be recoverable using the one-step process prescribed in the new accounting guidance that we early adopted on January 1, 2017. The process screens for and measures the amount of the impairment, if any. The recoverability of property and equipment is tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Application of the impairment test requires judgment. A significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported results. See discussion in “Overview of Our Business” in Item 2 of this Quarterly Report on Form 10-Q regarding the potential impact of recent declines in the value of crude oil on certain intangible assets and property and equipment at our E&P segment.

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

Changes in our tax provision or an increase to our tax liabilities, whether due to legislation commonly referred to as the Tax Cut and Jobs Act (“Tax Act”) or interpretations of the Tax Act, such as through final regulations and the potential finalization of proposed regulations, or a final determination of tax audits, could have a material adverse effect on our financial position, results of operations, and cash flows.  See Note 19, “Subsequent Events,” of our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Future changes to U.S., Canadian and foreign tax laws could materially adversely affect us.

We cannot give any assurance as to what our effective tax rate will be in the future, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate.

For example, the U.S. Congress, the Canadian government, the Organisation for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of "base erosion and profit shifting," where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. In 2019, Canada ratified the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting, or the MLI, as part of the OECD/G20 initiative to counter what was perceived as base erosion and profit shifting. The MLI entered into force in Canada on December 1, 2019 and entered into effect with respect to certain of Canada’s tax treaties on January 1, 2020 for withholding taxes and will enter into effect with respect to certain other taxes (including capital gains taxes) for tax years beginning on or after June 1, 2020 (which, for us and our affiliates, in general, will be January 1, 2021). The MLI may enter into effect at a later date for certain of Canada’s tax treaties with countries that have not yet completed their domestic procedures to cause the MLI to come into effect. As a result of these and other changes, the tax laws in the United States, Canada, and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.

Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, or that become more adverse to our business than we anticipated at the time of acquisition.

It is possible that the corporate entities or sites we have acquired, or which we may acquire in the future, have liabilities or risks in respect of former or existing operations or properties, or otherwise, which we have not been able to identify and assess through our due diligence investigations. As a successor owner, we may be legally responsible for those liabilities that arise from businesses that we acquire. Even if we obtain legally enforceable representations, warranties and indemnities from the sellers of such businesses, they may not cover the liabilities fully or the sellers may not have sufficient funds to perform their obligations. Some environmental liabilities, even if we do not expressly assume them, may be imposed on us under various regulatory schemes and other applicable laws. In addition, our insurance program may not cover such sites and will not cover liabilities associated with some environmental issues that may have existed prior to attachment of coverage. A successful uninsured claim against us could harm our financial condition or operating results. Additionally, there may be other risks of which we are unaware that could have an adverse effect on businesses that we acquire or have acquired, such as foreign, state and local regulation and administrative risks. Another example of risk is interested parties that may bring actions against us in connection with operations that we acquire or have acquired. Furthermore, risks or liabilities we judge to be not material or remote at the time of acquisition may develop into more serious risks to our business. Any adverse outcome resulting from such risks or liabilities could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and share price. For example, see the discussions regarding the Lower Duwamish Waterway Superfund Site Allocation Process in Note 18, “Commitments and Contingencies,” of our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Our indebtedness could adversely affect our financial condition and limit our financial flexibility.

As of March 31, 2020, we had approximately $5.202 billion of total indebtedness outstanding, and we may incur additional debt in the future. This amount of indebtedness could:

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

Further, our outstanding indebtedness is subject to financial and other covenants, which may be affected by changes in economic or business conditions or other events that are beyond our control, including the impacts from the COVID-19 outbreak.  If we fail to comply with the covenants under any of our indebtedness, we may be in default under the indebtedness, which may entitle the lenders or holders of indebtedness to accelerate the debt obligations. A default under one of our loans or debt securities could result in cross-defaults under our other indebtedness. In order to avoid defaulting on our indebtedness, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or share repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital, any of which may not be available on terms that are favorable to us, if at all.

We may be unable to obtain performance or surety bonds, letters of credit or other financial assurances or to maintain adequate insurance coverage.

If we are unable to obtain performance or surety bonds, letters of credit or insurance, we may not be able to enter into additional solid waste or other collection contracts or retain necessary landfill operating permits. Collection contracts, municipal contracts, transfer station operations and landfill closure and post-closure obligations may require performance or surety bonds, letters of credit or other financial assurance to secure contractual performance or comply with federal, state, provincial or local environmental laws or regulations. We typically satisfy these requirements by posting bonds or letters of credit. As of March 31, 2020, we had approximately $1.106 billion of such surety bonds in place and approximately $107.3 million of letters of credit issued. Closure bonds are difficult and costly to obtain. If we are unable to obtain performance or surety bonds or additional letters of credit in sufficient amounts or at acceptable rates, we could be precluded from entering into additional collection contracts or obtaining or retaining landfill operating permits. Any future difficulty in obtaining insurance also could impair our ability to secure future contracts that are conditional upon the contractor having adequate insurance coverage. Accordingly, our failure to obtain performance or surety bonds, letters of credit or other financial assurances or to maintain adequate insurance coverage could limit our operations or violate federal, state, provincial, or local requirements, which could have a materially adverse effect on our business, financial condition and results of operations.

Our operations in Canada expose us to exchange rate fluctuations that could adversely affect our financial performance and our reported results of operations.

Our operations in Canada are conducted primarily in Canadian dollars. Our consolidated financial statements are denominated in U.S. dollars, and to prepare those financial statements we must translate the amounts of the assets, liabilities, net sales, other revenues and expenses of our operations in Canada from Canadian dollars into U.S. dollars using exchange rates for the current period. Fluctuations in the exchange rates that are unfavorable to us, including those resulting from the impact of the COVID-19 outbreak, would have an adverse effect on our financial performance and reported results of operations.

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

Providing environmental and waste management services, including constructing and operating landfills, involves risks such as truck accidents, equipment defects, malfunctions and failures.  We are also an essential services provider, and our frontline employees have continued to provide services during the COVID-19 outbreak amid related mandatory and voluntary closures, shelter-in-place orders, and similar government restrictions on or advisories with respect to travel, business operations and public gatherings, which could involve additional risks.  Additionally, we closely monitor and manage landfills to minimize the risk of waste mass instability and releases of hazardous materials or odors that could be triggered by weather or natural disasters.  There may also be risks presented by the potential for subsurface chemical reactions causing elevated landfill temperatures.

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

While we seek to minimize our exposure to such risks through comprehensive training, compliance and response and recovery programs, as well as vehicle and equipment maintenance programs and the use of personal protective equipment, if we were to incur substantial liabilities in excess of any applicable insurance coverage, our business, results of operations and financial condition could be adversely affected.  Any such incidents could also tarnish our reputation and reduce the value of our brand.  Additionally, a major operational failure, even if suffered by a competitor, may bring enhanced scrutiny and regulation of our industry, with a corresponding increase in operating expense.

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

If we fail to comply with federal, state and provincial regulations, as applicable, governing the design, operation, expansion, closure and financial assurance of MSW, non-MSW and E&P waste landfills, we could be required to undertake investigatory or remedial activities, curtail operations or close such landfills temporarily or permanently. Future changes to these regulations, including related to per- and polyfluoroalkyl substances (“PFAS”), which can be found in water, soil and air, may require us to modify, supplement or replace equipment or facilities at substantial costs.

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

We may also be liable for any on-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal we or our predecessors arranged or conducted. Some environmental laws and regulations may impose strict, joint and several liability in connection with releases of regulated substances into the environment. Therefore, in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties, including our predecessors. If we were to incur liability for environmental damage, environmental clean-ups, corrective action or damage not covered by insurance or in excess of the amount of our coverage, our financial condition or operating results could be materially adversely affected. For example, see the discussion regarding the Lower Duwamish Waterway Superfund Site Allocation Process in Note 18, “Commitments and Contingencies,” of our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

We depend significantly on the services of the members of our senior and regional management team, and the departure of any of those persons could cause our operating results to suffer.

Our success depends significantly on the continued individual and collective contributions of our senior and regional management team. Key members of our management have entered into employment agreements, but we may not be able to enforce these agreements. The loss of the services of any member of our senior and regional management, including as a result of the COVID-19 outbreak, or the inability to hire and retain experienced management personnel could harm our operating results.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On July 25, 2019, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our NCIB to purchase up to 13,184,474 of our common shares during the period of August 8, 2019 to August 7, 2020 or until such earlier time as the NCIB is completed or terminated at our option. The renewal followed on the conclusion of our NCIB that expired August 7, 2019.  We received TSX approval for our annual renewal of the NCIB on August 2, 2019.  Under the NCIB, we may make share repurchases only in the open market, including on the NYSE, the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of the common shares and overall market conditions.  All common shares purchased under the NCIB shall be immediately cancelled following their repurchase. As of March 31, 2020, we have repurchased approximately 1.3 million of our common shares pursuant to the NCIB at an aggregate cost of $105.7 million, or an average price of $83.06 per share.  The table below reflects repurchases we made during the three months ended March 31, 2020 (in thousands of U.S. dollars, except share and per share amounts):

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share (1)	Program	the Program
1/1/20 - 1/31/20	—	$—	—	13,184,474
2/1/20 - 2/29/20	—	$—	—	13,184,474
3/1/20 - 3/31/20	1,271,977	$83.06	1,271,977	11,912,497
	1,271,977	$83.06	1,271,977

(1)This amount represents the weighted average price paid per common share.  This price includes a per share commission paid for all repurchases.

Item 6.Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2017)
3.2	Articles of Amalgamation (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 7, 2016)
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 7, 2016)
3.4	By-law No. 1 of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed on June 7, 2016)
4.1

Indenture, dated as of November 16, 2018, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on November 16, 2018)

4.2

Third Supplemental Indenture, dated as of January 23, 2020, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on January 23, 2020)

4.3

Fourth Supplemental Indenture, dated as of March 13, 2020, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 13, 2020)

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

WASTE CONNECTIONS, INC.

Date: May 7, 2020	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman
President and Chief Executive Officer

Date: May 7, 2020	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Senior Vice President and Chief Financial Officer