Form 10-Q
period 2020-06-30
Waste Connections, Inc.
filed 2020-08-07
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of July 30, 2020: 262,895,476 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and equivalents	$790,551	$326,738
Accounts receivable, net of allowance for credit losses of $19,965 and $16,432 at June 30, 2020 and December 31, 2019, respectively	608,801	662,808
Prepaid expenses and other current assets	105,574	141,052
Total current assets	1,504,926	1,130,598

Restricted cash	92,873	96,483
Restricted investments	46,391	51,179
Property and equipment, net	5,045,872	5,516,347
Operating lease right-of-use assets	173,905	183,220
Goodwill	5,488,305	5,510,851
Intangible assets, net	1,152,303	1,163,063
Other assets, net	89,430	85,954
Total assets	$13,594,005	$13,737,695
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$367,355	$436,970
Book overdraft	15,348	15,954
Accrued liabilities	341,333	280,808
Current portion of operating lease liabilities	30,933	29,929
Current portion of contingent consideration	62,213	26,659
Deferred revenue	214,478	216,443
Current portion of long-term debt and notes payable	7,658	465
Total current liabilities	1,039,318	1,007,228

Long-term portion of debt and notes payable	4,694,736	4,353,782
Long-term portion of operating lease liabilities	149,763	160,033
Long-term portion of contingent consideration	25,801	42,825
Deferred income taxes	728,730	818,622
Other long-term liabilities	459,276	416,851
Total liabilities	7,097,624	6,799,341

Commitments and contingencies (Note 18)

Equity:
Common shares: 262,885,349 shares issued and 262,811,165 shares outstanding at June 30, 2020; 263,699,675 shares issued and 263,618,161 shares outstanding at December 31, 2019	4,030,368	4,135,343
Additional paid-in capital	151,149	154,917
Accumulated other comprehensive loss	(162,707)	(10,963)
Treasury shares: 74,184 and 81,514 shares at June 30, 2020 and December 31, 2019, respectively	—	—
Retained earnings	2,473,258	2,654,207
Total Waste Connections’ equity	6,492,068	6,933,504
Noncontrolling interest in subsidiaries	4,313	4,850
Total equity	6,496,381	6,938,354
	$13,594,005	$13,737,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$1,305,782	$1,369,639	$2,658,187	$2,614,275
Operating expenses:
Cost of operations	785,710	815,819	1,601,134	1,549,508
Selling, general and administrative	132,158	139,664	268,210	272,249
Depreciation	151,230	156,776	302,051	303,623
Amortization of intangibles	31,771	31,344	63,409	61,886
Impairments and other operating items	437,270	3,902	438,777	20,014
Operating income (loss)	(232,357)	222,134	(15,394)	406,995

Interest expense	(40,936)	(37,245)	(78,926)	(74,533)
Interest income	1,317	1,818	3,493	5,129
Other income (expense), net	5,772	1,920	(3,749)	4,581
Income (loss) before income tax provision	(266,204)	188,627	(94,576)	342,172

Income tax (provision) benefit	38,737	(39,788)	10,003	(67,756)
Net income (loss)	(227,467)	148,839	(84,573)	274,416
Plus: Net loss attributable to noncontrolling interests	395	9	536	54
Net income (loss) attributable to Waste Connections	$(227,072)	$148,848	$(84,037)	$274,470

Earnings (loss) per common share attributable to Waste Connections’ common shareholders:
Basic	$(0.86)	$0.56	$(0.32)	$1.04
Diluted	$(0.86)	$0.56	$(0.32)	$1.04

Shares used in the per share calculations:
Basic	262,994,275	263,846,970	263,390,685	263,725,867
Diluted	262,994,275	264,494,943	263,390,685	264,416,610

Cash dividends per common share	$0.185	$0.160	$0.370	$0.320

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(227,467)	$148,839	$(84,573)	$274,416

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	2,142	(2,472)	1,702	(4,944)
Changes in fair value of interest rate swaps	(11,867)	(25,615)	(69,893)	(41,336)
Foreign currency translation adjustment	83,093	43,135	(101,624)	85,315
Other comprehensive income (loss), before tax	73,368	15,048	(169,815)	39,035
Income tax benefit related to items of other comprehensive income (loss)	2,577	7,443	18,071	12,264
Other comprehensive income (loss), net of tax	75,945	22,491	(151,744)	51,299
Comprehensive income (loss)	(151,522)	171,330	(236,317)	325,715
Plus: Comprehensive loss attributable to noncontrolling interests	395	9	536	54
Comprehensive income (loss) attributable to Waste Connections	$(151,127)	$171,339	$(235,781)	$325,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	LOSS	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2019	263,618,161	$4,135,343	$154,917	$(10,963)	81,514	$—	$2,654,207	$4,850	$6,938,354
Sale of common shares held in trust	7,330	679	—	—	(7,330)	—	—	—	679
Vesting of restricted share units	366,603	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	281,186	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	20,229	—	—	—	—	—	—	—	—
Fair value adjustment for common shares in deferred compensation plan exchanged for other investment options	—	—	(533)	—	—	—	—	—	(533)
Tax withholdings related to net share settlements of equity-based compensation	(226,766)	—	(23,090)	—	—	—	—	—	(23,090)
Equity-based compensation	—	—	10,144	—	—	—	—	—	10,144
Exercise of warrants	9,751	—	—	—	—	—	—	—	—
Repurchase of common shares	(1,271,977)	(105,654)	—	—	—	—	—	—	(105,654)
Cash dividends on common shares	—	—	—	—	—	—	(48,018)	—	(48,018)
Amounts reclassified into earnings, net of taxes	—	—	—	(323)	—	—	—	—	(323)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(42,649)	—	—	—	—	(42,649)
Foreign currency translation adjustment	—	—	—	(184,717)	—	—	—	—	(184,717)
Net income (loss)	—	—	—	—	—	—	143,035	(142)	142,893
Balances at March 31, 2020	262,804,517	4,030,368	141,438	(238,652)	74,184	—	2,749,224	4,708	6,687,086
Vesting of restricted share units	5,537	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	3,269	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(2,398)	—	(201)	—	—	—	—	—	(201)
Equity-based compensation	—	—	9,912	—	—	—	—	—	9,912
Exercise of warrants	240	—	—	—	—	—	—	—	—
Cash dividends on common shares	—	—	—	—	—	—	(48,894)	—	(48,894)
Amounts reclassified into earnings, net of taxes	—	—	—	1,574	—	—	—	—	1,574
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(8,722)	—	—	—	—	(8,722)
Foreign currency translation adjustment	—	—	—	83,093	—	—	—	—	83,093
Net loss	—	—	—	—	—	—	(227,072)	(395)	(227,467)
Balances at June 30, 2020	262,811,165	$4,030,368	$151,149	$(162,707)	74,184	$—	$2,473,258	$4,313	$6,496,381

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

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(84,573)	$274,416
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of assets and impairments	420,169	18,924
Depreciation	302,051	303,623
Amortization of intangibles	63,409	61,886
Amortization of leases	9,863	13,183
Deferred income taxes, net of acquisitions	(66,821)	18,911
Amortization of debt issuance costs	4,783	2,414
Share-based compensation	24,643	26,763
Interest accretion	8,512	8,143
Adjustments to contingent consideration	16,794	1,466
Other	1,596	(1,514)
Net change in operating assets and liabilities, net of acquisitions	52,759	24,833
Net cash provided by operating activities	753,185	753,048

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(86,325)	(381,422)
Capital expenditures for property and equipment	(268,711)	(253,790)
Capital expenditures for undeveloped landfill property	(16,450)	—
Proceeds from disposal of assets	10,642	1,198
Change in restricted investments, net of interest income	4,532	(6,206)
Other	(3,644)	(70)
Net cash used in investing activities	(359,956)	(640,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,790,625	1,016,154
Principal payments on notes payable and long-term debt	(1,484,118)	(1,134,589)
Payment of contingent consideration recorded at acquisition date	(2,251)	(550)
Change in book overdraft	(606)	(534)
Payments for repurchase of common shares	(105,654)	—
Payments for cash dividends	(96,912)	(84,215)
Tax withholdings related to net share settlements of equity-based compensation	(23,291)	(17,264)
Debt issuance costs	(10,957)	(5,838)
Proceeds from sale of common shares held in trust	679	3,695
Other	—	(117)
Net cash provided by (used in) financing activities	67,515	(223,258)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(541)	270

Net increase (decrease) in cash, cash equivalents and restricted cash	460,203	(110,230)
Cash, cash equivalents and restricted cash at beginning of period	423,221	403,966
Cash, cash equivalents and restricted cash at end of period	$883,424	$293,736

Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$53,433	$105,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three and six month periods ended June 30, 2020 and 2019. In the opinion of management, the accompanying balance sheets and related interim statements of net income (loss), comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

The challenges posed by the outbreak of coronavirus disease 2019 (“COVID-19”) on the global economy persisted through the second quarter of 2020 and continue to impact the demand for Waste Connections’ services in varying ways across the U.S. and Canada and across a variety of lines of business, including commercial collection and solid waste and E&P waste disposal.  In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing.  The ultimate impact of the COVID-19 outbreak on the Company’s business, results of operations, financial condition and cash flows will depend largely on future developments, including the duration and spread of the outbreak in the U.S. and Canada, its severity, the actions to contain the novel coronavirus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted at this time.

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

which will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts.  The standard became effective for public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers for annual periods beginning after December 15, 2019 and interim periods within those years.  The Company adopted the new standard on January 1, 2020.  The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements as pre-existing processes for estimating expected credit losses for trade receivables aligned with the expected credit loss model.  See Note 6 for additional information and disclosures related to the adoption of this new standard.

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

The guidance is effective upon issuance.  The guidance on contract modifications is applied prospectively from any date beginning March 12, 2020.  It may also be applied to modifications of existing contracts made earlier in the interim period that includes the effective date.  The guidance on hedging is applied to eligible hedging relationships existing as of the beginning of the interim period that includes the effective date and to new eligible hedging relationships entered into after the beginning of that interim period.  The relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date.  However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022.  The Company is currently assessing the potential impact of implementing this new guidance on its condensed consolidated financial statements.  To the extent that the transition away from the use of LIBOR might affect the Company’s ability to maintain cash flow hedge accounting as described in Note 12, the relief is expected to permit the Company to maintain that cash flow hedge accounting.

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

The Company estimates the fair value of each of its reporting units, which consist of its five geographic solid waste operating segments and its exploration and production (“E&P”) segment, using discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows, growth rates and income tax rates. The Company compares the fair value of each reporting unit with the carrying value of the net assets assigned to each reporting unit. If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results. If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In testing indefinite-lived intangible assets for impairment, the Company compares the estimated fair value of each indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in the Company’s Condensed Consolidated Statements of Net Income (Loss).

The demand for the Company’s E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile. Macroeconomic and geopolitical conditions,

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

including a significant decline in oil prices driven by both surplus production and supply, as well as the decrease in demand caused by factors including the COVID-19 pandemic, have resulted in decreased levels of oil and natural gas exploration and production activity and a corresponding decrease in demand for the Company’s E&P waste services.  During the three months ended June 30, 2020, total revenue for the Company’s E&P segment declined 43.3%, compared to the prior year period, on oil rig count declines of over 60% in certain basins.  The most impacted basins include the Williston Basin in North Dakota, the Eagle Ford Basin in Texas and the Powder River Basin in Wyoming, all of which have relatively high costs associated with drilling, making them less attractive than other basins, including the Permian Basin in Texas and New Mexico.  Additionally, across the industry there is uncertainty regarding future demand for oil and related services, as noted by several energy companies, many of whom are customers of the Company’s E&P segment.  These companies have written down the values of their oil and gas assets in anticipation of the potential for the decarbonization of their energy product mix given an increased global focus on reducing greenhouse gases and addressing climate change. Such uncertainty regarding global demand has had a significant impact on the investment and operating plans of the Company’s E&P waste customers in the basins where the Company operates.

The current decrease in exploration and production activity, together with market expectations of a likely slow recovery in oil prices, has reduced the expected future period cash flows of the Company’s E&P segment.  Based on these events, the Company concluded that a triggering event occurred which required the Company to perform an impairment test of the property and equipment and intangible assets of its E&P segment as of June 30, 2020 using July 2020 industry projections for drilling activity by basin as the basis for expectations about future activity.  Based upon the results of the impairment test, the Company concluded that the carrying value exceeded the projected undiscounted cash flows of four landfills in the E&P segment. The next step was to calculate the fair value of these four landfills using an income approach employing a discounted cash flow (DCF) model over the lesser of 40 years or the remaining life of each landfill. Additional key assumptions used in the DCF model included a discount rate of 12% applied to the cash flows, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas exploration and production activity during the forecast period at each location, gross margins based on estimated operating expense requirements during the forecast period, estimated capital expenditures over the forecast period and income taxes based on the estimated federal and state income tax rates applicable during the cash flow periods. For each of the four landfills, the carrying value exceeded the calculated discounted fair value, resulting in the recording of an impairment charge of $417,384 to Impairments and other operating items in the Condensed Consolidated Statements of Net Income (Loss) during the three months ended June 30, 2020.  The four landfills had $0 of intangible assets at June 30, 2020; therefore, no impairment charge was attributable to intangible assets. Following the impairment charge, which reduced the carrying value of property and equipment by $417,384, the E&P segment has a remaining balance in property, plant and equipment of $412,974 at June 30, 2020. Additionally, the E&P segment has a balance of $58,712 in intangible assets at June 30, 2020. If the estimated annual cash flows in the DCF model for each asset or asset group tested was changed by 10%, the resulting impairment charge would change by approximately $3,000.

The aforementioned impairment charges were partially offset by a $4,145 adjustment to reduce the fair value of an amount payable in 2021 under a liability-classified contingent consideration arrangement calculated on future earnings and cash flows associated with the acquisition of an E&P business in 2014. Based upon the outlook for E&P waste services in the market where the acquired business operates, the payment of the contingent consideration was deemed unlikely and the carrying value was reduced to $0 as of June 30, 2020, resulting in a credit to Impairments and other operating items in the Condensed Consolidated Statements of Net Income (Loss).

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

5.REVENUE

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, non-hazardous E&P waste treatment, recovery and disposal services, and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commercial	$375,427	$396,641	$791,935	$778,150
Residential	378,188	346,128	743,919	668,532
Industrial and construction roll off	194,457	215,355	401,228	402,795
Total collection	948,072	958,124	1,937,082	1,849,477
Landfill	280,619	296,840	546,836	541,440
Transfer	189,085	204,561	369,851	365,752
Recycling	20,217	16,730	38,324	36,534
E&P	40,152	68,039	105,530	134,869
Intermodal and other	27,811	31,134	57,829	63,971
Intercompany	(200,174)	(205,789)	(397,265)	(377,768)
Total	$1,305,782	$1,369,639	$2,658,187	$2,614,275

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided.  Substantially all of the deferred revenue recorded as of March 31, 2020 was recognized as revenue during the three months ended June 30, 2020 when the service was performed.

See Note 11 for additional information regarding revenue by reportable segment.

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Condensed Consolidated Balance Sheet, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity would have recognized is one year or less.  The Company had $19,669 and $16,846 of deferred sales incentives at June 30, 2020 and December 31, 2019, respectively.

6.ACCOUNTS RECEIVABLE

Accounts receivable are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for credit losses, represents their estimated net realizable value.

The allowance for credit losses is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics.  The Company monitors the collectability of its trade receivables as one overall pool due

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

to all trade receivables having similar risk characteristics.  The Company estimates its allowance for credit losses based on historical collection trends, the age of outstanding receivables, geographical location of the customer, existing economic conditions and reasonable forecasts. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due.

The following is a rollforward of the Company’s allowance for credit losses from January 1, 2020 to June 30, 2020:

Beginning balance	$16,432
Current period provision for expected credit losses	10,012
Write-offs charged against the allowance	(9,993)
Recoveries collected	3,601
Impact of changes in foreign currency	(87)
Ending balance	$19,965

7.LANDFILL ACCOUNTING

At June 30, 2020, the Company’s landfills consisted of 82 owned landfills, six landfills operated under life-of-site operating agreements, four landfills operated under limited-term operating agreements and one development stage landfill. The Company’s landfills had site costs with a net book value of $2,524,765 at June 30, 2020. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of June 30, 2020, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 28 years. As of June 30, 2020, the Company is seeking to expand permitted capacity at ten of its owned landfills and three landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 31 years, with lives ranging from approximately 1 to 204 years.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

During the six months ended June 30, 2020 and 2019, the Company expensed $96,925 and $107,364, respectively, or an average of $4.50 and $4.77 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2020 and 2019 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects the Company’s long-term credit adjusted risk free rate. The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2020 and 2019. The resulting final capping, closure and post-closure obligations are recorded on the Condensed Consolidated Balance Sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the six months ended June 30, 2020 and 2019, the Company expensed $7,505 and $7,063 respectively, or an average of $0.35 and $0.31 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2019 to June 30, 2020:

Final capping, closure and post-closure liability at December 31, 2019	$291,474
Liability adjustments	(5,597)
Accretion expense associated with landfill obligations	7,505
Closure payments	(1,758)
Foreign currency translation adjustment	(2,041)
Final capping, closure and post-closure liability at June 30, 2020	$289,583

Liability adjustments of $5,597 for the six months ended June 30, 2020, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At June 30, 2020 and December 31, 2019, $17,905 and $12,324, respectively, of the Company’s restricted cash balance and $43,802 and $48,590, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

8.ACQUISITIONS

The Company acquired seven individually immaterial non-hazardous solid waste collection, transfer and recycling businesses during the six months ended June 30, 2020.  The total acquisition-related costs incurred during the six months

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

ended June 30, 2020 for these acquisitions were $2,162. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income (Loss).

The Company acquired ten individually immaterial non-hazardous solid waste collection, transfer and disposal businesses during the six months ended June 30, 2019. The total acquisition-related costs incurred during the six months ended June 30, 2019 for these acquisitions were $7,021. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income (Loss).

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

Goodwill acquired during the six months ended June 30, 2020 and 2019, totaling $48,825 and $82,769, respectively, is expected to be deductible for tax purposes.

The fair value of acquired working capital related to seven individually immaterial acquisitions completed during the twelve months ended June 30, 2020, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these seven acquisitions are not expected to be material to the Company’s financial position.

9.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at June 30, 2020:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$587,810	$(210,216)	$—	$377,594
Customer lists	587,454	(341,201)	—	246,253
Permits and other	362,911	(70,142)	—	292,769
	1,538,175	(621,559)	—	916,616
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	172,056	—	—	172,056
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	274,194	—	(38,507)	235,687
Intangible assets, exclusive of goodwill	$1,812,369	$(621,559)	$(38,507)	$1,152,303

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the six months ended June 30, 2020 was 14.0 years. The weighted-average amortization period of customer lists acquired during the six months ended June 30, 2020 was 11.0 years.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2019:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$550,340	$(192,462)	$—	$357,878
Customer lists	587,562	(308,427)	—	279,135
Permits and other	367,127	(63,299)	—	303,828
	1,505,029	(564,188)	—	940,841
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	—	—	158,591
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	260,729	—	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,765,758	$(564,188)	$(38,507)	$1,163,063

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2020	$128,368
For the year ending December 31, 2021	$112,744
For the year ending December 31, 2022	$97,560
For the year ending December 31, 2023	$82,952
For the year ending December 31, 2024	$71,493

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

10.LONG-TERM DEBT

The following table presents the Company’s long-term debt as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Revolver under Credit Agreement, bearing interest ranging from 1.38% to 1.71% (a)	$193,345	$916,247
Term loan under Credit Agreement, bearing interest at 1.38% (a)	650,000	700,000
4.64% Senior Notes due 2021 (b)	100,000	100,000
2.39% Senior Notes due 2021 (c)	150,000	150,000
3.09% Senior Notes due 2022	125,000	125,000
2.75% Senior Notes due 2023	200,000	200,000
3.24% Senior Notes due 2024	150,000	150,000
3.41% Senior Notes due 2025	375,000	375,000
3.03% Senior Notes due 2026	400,000	400,000
3.49% Senior Notes due 2027	250,000	250,000
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
2.60% Senior Notes due 2030	600,000	—
3.05% Senior Notes due 2050	500,000	—
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2021 to 2036 (a)	44,859	9,638
	4,738,204	4,375,885
Less – current portion	(7,658)	(465)
Less – unamortized debt discount and issuance costs	(35,810)	(21,638)
	$4,694,736	$4,353,782

____________________

(a)	Interest rates represent the interest rates incurred at June 30, 2020.
(b)	The Company has recorded the 4.64% Senior Notes due 2021 (the “2021 Senior Notes”) in long-term in the table above as the Company has the intent and ability to redeem the 2021 Senior Notes on April 1, 2021 using borrowings under the Credit Agreement.
(c)	The Company has recorded the 2.39% Senior Notes due 2021 (the “New 2021 Senior Notes”) in long-term in the table above as the Company has the intent and ability to redeem the New 2021 Senior Notes on June 1, 2021 using borrowings under the Credit Agreement.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company may redeem some or all of the 2030 Senior Notes at its option prior to November 1, 2029 (three months before the maturity date) at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the 2030 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2030 Senior Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Commencing on November 1, 2029 (three months before the maturity date), the Company may redeem some or all of the 2030 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2030 Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

On March 13, 2020, the Company completed an underwritten public offering of $500,000 aggregate principal amount of 3.05% Senior Notes due 2050 (the “2050 Senior Notes”). The 2050 Senior Notes were issued under the Base Indenture, as supplemented by the Fourth Supplemental Indenture, dated as of March 13, 2020 (the Base Indenture as so supplemented, the “Indenture”).  The Company is amortizing a $7,375 debt discount and $5,522 of debt issuance costs through the maturity date.

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

Under certain circumstances, the Company may become obligated to pay additional amounts (the “Additional Amounts”) with respect to the 2030 and/or 2050 Senior Notes (the “Notes”), to ensure that the net amounts received by each holder of the Notes will not be less than the amount such holder would have received if withholding taxes or deductions were not incurred on a payment under or with respect to the Notes. If such payment of Additional Amounts is a result of a change in the laws or regulations, including a change in any official position, the introduction of an official position or a holding by a court of competent jurisdiction, of any jurisdiction from or through which payment is made by or on behalf of the Notes having power to tax, and the Company cannot avoid such payments of Additional Amounts through reasonable measures, then the Company may redeem the 2030 and/or 2050 Senior Notes then outstanding at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date).

If the Company experiences certain kinds of changes of control, each holder of the Notes may require the Company to repurchase all or a portion of the Notes for cash at a price equal to 101% of the aggregate principal amount of such Notes, plus any accrued but unpaid interest to, but excluding, the date of repurchase.

The covenants in the Indenture include limitations on liens, sale-leaseback transactions and mergers and sales of all or substantially all of the Company’s assets. The Indenture also includes customary events of default with respect to the Notes. As of June 30, 2020, the Company was in compliance with all applicable covenants in the Indenture.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Upon an event of default, the principal of and accrued and unpaid interest on all the 2030 and/or 2050 Senior Notes may be declared to be due and payable by the Trustee or the holders of not less than 25% in principal amount of the outstanding Notes of the applicable series. Upon such a declaration, such principal and accrued interest on all of the 2030 and/or 2050 Senior Notes will be due and payable immediately. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, the principal (or such specified amount) of and accrued and unpaid interest, if any, on all outstanding 2030 and/or 2050 Senior Notes will become and be immediately due and payable without any declaration or other act on the part of the Trustee or any holder of the applicable series of the Notes. Under certain circumstances, the holders of a majority in principal amount of the outstanding Notes of any series may rescind any such acceleration with respect to the Notes of that series and its consequences.

Credit Agreement

Details of the Credit Agreement are as follows:

	June 30,	December 31,
	2020	2019
Revolver under Credit Agreement
Available	$1,260,899	$538,642
Letters of credit outstanding	$108,256	$107,611
Total amount drawn, as follows:	$193,345	$916,247
Amount drawn - U.S. LIBOR rate loan	$175,000	$897,000
Interest rate applicable - U.S. LIBOR rate loan	1.38%	2.90%
Amount drawn – Canadian bankers’ acceptance	$18,345	$19,247
Interest rate applicable – Canadian bankers’ acceptance	1.71%	3.18%
Commitment – rate applicable	0.15%	0.12%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$650,000	$700,000
Interest rate applicable – U.S. based LIBOR loan	1.38%	2.90%

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

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2020 and 2019, is shown in the following tables:

Three Months Ended		Intercompany	Reported	Segment
June 30, 2020	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$383,715	$(64,824)	$318,891	$82,680
Southern	338,860	(41,761)	297,099	76,119
Western	310,656	(35,120)	275,536	85,423
Central	249,064	(32,444)	216,620	79,705
Canada	182,831	(21,562)	161,269	53,675
E&P	40,830	(4,463)	36,367	13,011
Corporate(a)	—	—	—	(2,699)
	$1,505,956	$(200,174)	$1,305,782	$387,914

Three Months Ended		Intercompany	Reported	Segment
June 30, 2019	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$390,476	$(66,855)	$323,621	$85,048
Southern	339,461	(41,446)	298,015	74,511
Western	311,702	(34,704)	276,998	86,440
Central	250,467	(32,106)	218,361	74,506
Canada	216,306	(27,779)	188,527	67,664
E&P	67,016	(2,899)	64,117	33,433
Corporate(a)	—	—	—	(7,446)
	$1,575,428	$(205,789)	$1,369,639	$414,156

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Six Months Ended		Intercompany	Reported	Segment
June 30, 2020	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$780,715	$(129,622)	$651,093	$167,342
Southern	690,362	(83,876)	606,486	150,637
Western	616,093	(68,575)	547,518	166,451
Central	486,634	(61,472)	425,162	152,856
Canada	375,937	(44,245)	331,692	113,073
E&P	105,711	(9,475)	96,236	44,813
Corporate(a)	—	—	—	(6,329)
	$3,055,452	$(397,265)	$2,658,187	$788,843

Six Months Ended		Intercompany	Reported	Segment
June 30, 2019	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$737,323	$(120,875)	$616,448	$162,005
Southern	663,942	(78,599)	585,343	148,889
Western	597,877	(65,900)	531,977	163,444
Central	453,260	(57,022)	396,238	137,534
Canada	406,591	(49,717)	356,874	126,908
E&P	133,050	(5,655)	127,395	65,042
Corporate(a)	—	—	—	(11,304)
	$2,992,043	$(377,768)	$2,614,275	$792,518

____________________

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training, direct acquisition expenses, other administrative functions and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company. Amounts reflected are net of allocations to the six operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

Total assets for each of the Company’s reportable segments at June 30, 2020 and December 31, 2019, were as follows:

	June 30,	December 31,
	2020	2019
Eastern	$3,039,341	$3,099,283
Southern	2,956,735	2,990,247
Western	1,853,224	1,718,015
Central	1,871,538	1,885,468
Canada	2,359,026	2,490,291
E&P	513,120	962,202
Corporate	1,001,021	592,189
Total Assets	$13,594,005	$13,737,695

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following tables show changes in goodwill during the six months ended June 30, 2020 and 2019, by reportable segment:

	Eastern	Southern	Western	Central	Canada	E&P	Total
Balance as of December 31, 2019	$1,331,180	$1,528,225	$400,037	$729,470	$1,521,939	$—	$5,510,851
Goodwill acquired	—	3,648	42,206	3,134	177	—	49,165
Goodwill acquisition adjustments	(340)	—	—	—	—	—	(340)
Impact of changes in foreign currency	—	—	—	—	(71,371)	—	(71,371)
Balance as of June 30, 2020	$1,330,840	$1,531,873	$442,243	$732,604	$1,450,745	$—	$5,488,305

	Eastern	Southern	Western	Central	Canada	E&P	Total
Balance as of December 31, 2018	$1,126,486	$1,517,610	$398,174	$540,435	$1,448,980	$—	$5,031,685
Goodwill acquired	25,294	7,726	1,122	190,383	—	—	224,525
Goodwill acquisition adjustments	—	—	—	—	(173)	—	(173)
Goodwill divested	—	(845)	—	—	—	—	(845)
Impact of changes in foreign currency	—	—	—	—	61,478	—	61,478
Balance as of June 30, 2019	$1,151,780	$1,524,491	$399,296	$730,818	$1,510,285	$—	$5,316,670

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income (loss) before income tax provision in the Condensed Consolidated Statements of Net Income (Loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Eastern segment EBITDA	$82,680	$85,048	$167,342	$162,005
Southern segment EBITDA	76,119	74,511	150,637	148,889
Western segment EBITDA	85,423	86,440	166,451	163,444
Central segment EBITDA	79,705	74,506	152,856	137,534
Canada segment EBITDA	53,675	67,664	113,073	126,908
E&P segment EBITDA	13,011	33,433	44,813	65,042
Subtotal reportable segments	390,613	421,602	795,172	803,822
Unallocated corporate overhead	(2,699)	(7,446)	(6,329)	(11,304)
Depreciation	(151,230)	(156,776)	(302,051)	(303,623)
Amortization of intangibles	(31,771)	(31,344)	(63,409)	(61,886)
Impairments and other operating items	(437,270)	(3,902)	(438,777)	(20,014)
Interest expense	(40,936)	(37,245)	(78,926)	(74,533)
Interest income	1,317	1,818	3,493	5,129
Other income (expense), net	5,772	1,920	(3,749)	4,581
Income (loss) before income tax provision	$(266,204)	$188,627	$(94,576)	$342,172

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at June 30, 2020 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

At June 30, 2020, the Company’s derivative instruments included 14 interest rate swap agreements as follows:

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid*	Received	Effective Date	Expiration Date
May 2014	$50,000	2.344%	1-month LIBOR	October 2015	October 2020
May 2014	$25,000	2.326%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
June 2016	$150,000	0.950%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.900%	1-month LIBOR	January 2018	January 2021
July 2016	$50,000	0.890%	1-month LIBOR	January 2018	January 2021
August 2017	$100,000	1.900%	1-month LIBOR	July 2019	July 2022
August 2017	$200,000	2.200%	1-month LIBOR	October 2020	October 2025
August 2017	$150,000	1.950%	1-month LIBOR	February 2020	February 2023
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025
December 2018	$200,000	2.850%	1-month LIBOR	July 2022	July 2027

____________________

* Plus applicable margin.

The fair values of derivative instruments designated as cash flow hedges as of June 30, 2020, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$—	Accrued liabilities(a)	$(18,460)
			Other long-term liabilities	(89,534)
Total derivatives designated as cash flow hedges		$—		$(107,994)

____________________

(a)Represents the estimated amount of the existing unrealized losses, respectively, on interest rate swaps as of June 30, 2020 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three and six months ended June 30, 2020 and 2019:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income (Loss)	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2020	2019		2020	2019
Interest rate swaps	$(8,722)	$(18,827)	Interest expense	$1,574	$(1,817)

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income (Loss)	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b), (c)
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019		2020	2019
Interest rate swaps	$(51,371)	$(30,382)	Interest expense	$1,251	$(3,634)

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

13.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of June 30, 2020 and December 31, 2019, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of June 30, 2020 and December 31, 2019, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of June 30, 2020 and December 31, 2019, are as follows:

	Carrying Value at		Fair Value* at
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019
4.64% Senior Notes due 2021	$100,000	$100,000	$102,149	$102,654
2.39% Senior Notes due 2021	$150,000	$150,000	$150,867	$149,823
3.09% Senior Notes due 2022	$125,000	$125,000	$128,492	$126,884
2.75% Senior Notes due 2023	$200,000	$200,000	$205,250	$201,121
3.24% Senior Notes due 2024	$150,000	$150,000	$157,506	$153,804
3.41% Senior Notes due 2025	$375,000	$375,000	$401,598	$389,127
3.03% Senior Notes due 2026	$400,000	$400,000	$422,163	$406,768
3.49% Senior Notes due 2027	$250,000	$250,000	$269,925	$259,789
4.25% Senior Notes due 2028	$500,000	$500,000	$568,200	$562,050
3.50% Senior Notes due 2029	$500,000	$500,000	$558,800	$533,500
2.60% Senior Notes due 2030	$600,000	$—	$630,480	$—
3.05% Senior Notes due 2050	$500,000	$—	$502,700	$—

____________________

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, restricted cash and investments and contingent consideration, refer to Note 15.

14.NET INCOME (LOSS) PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share attributable to the Company’s shareholders for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Waste Connections for basic and diluted earnings per share	$(227,072)	$148,848	$(84,037)	$274,470
Denominator:
Basic shares outstanding	262,994,275	263,846,970	263,390,685	263,725,867
Dilutive effect of equity-based awards	—	647,973	—	690,743
Diluted shares outstanding	262,994,275	264,494,943	263,390,685	264,416,610

For the three and six months ended June 30, 2020, equity-based awards to purchase 322,779 and 442,786 of common shares, respectively, were excluded from the computation of diluted loss per share as they were anti-dilutive.

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At June 30, 2020 and December 31, 2019, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash and investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash and investments measured at fair value are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, were as follows:

	Fair Value Measurement at June 30, 2020 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(107,994)	$—	$(107,994)	$—
Restricted cash and investments	$139,262	$—	$139,262	$—
Contingent consideration	$(88,014)	$—	$—	$(88,014)

	Fair Value Measurement at December 31, 2019 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(39,802)	$—	$(39,802)	$—
Restricted cash and investments	$147,318	$—	$147,318	$—
Contingent consideration	$(69,484)	$—	$—	$(69,484)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Beginning balance	$69,484	$54,615
Contingent consideration recorded at acquisition date	3,327	398
Payment of contingent consideration recorded at acquisition date	(2,251)	(550)
Adjustments to contingent consideration	16,794	1,466
Interest accretion expense	841	919
Foreign currency translation adjustment	(181)	152
Ending balance	$88,014	$57,000

See Note 4 regarding non-recurring fair value measurements.

16.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30, 2020
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$2,142	$(568)	$1,574
Changes in fair value of interest rate swaps	(11,867)	3,145	(8,722)
Foreign currency translation adjustment	83,093	—	83,093
	$73,368	$2,577	$75,945

	Three Months Ended June 30, 2019
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(2,472)	$655	$(1,817)
Changes in fair value of interest rate swaps	(25,615)	6,788	(18,827)
Foreign currency translation adjustment	43,135	—	43,135
	$15,048	$7,443	$22,491

	Six Months Ended June 30, 2020
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$1,702	$(451)	$1,251
Changes in fair value of interest rate swaps	(69,893)	18,522	(51,371)
Foreign currency translation adjustment	(101,624)	—	(101,624)
	$(169,815)	$18,071	$(151,744)

	Six Months Ended June 30, 2019
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(4,944)	$1,310	$(3,634)
Changes in fair value of interest rate swaps	(41,336)	10,954	(30,382)
Foreign currency translation adjustment	85,315	—	85,315
	$39,035	$12,264	$51,299

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A rollforward of the amounts included in AOCIL, net of taxes, for the six months ended June 30, 2020 and 2019, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2019	$(29,255)	$18,292	$(10,963)
Amounts reclassified into earnings	1,251	—	1,251
Changes in fair value	(51,371)	—	(51,371)
Foreign currency translation adjustment	—	(101,624)	(101,624)
Balance at June 30, 2020	$(79,375)	$(83,332)	$(162,707)

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2018	$8,892	$(83,678)	$(74,786)
Amounts reclassified into earnings	(3,634)	—	(3,634)
Changes in fair value	(30,382)	—	(30,382)
Foreign currency translation adjustment	—	85,315	85,315
Balance at June 30, 2019	$(25,124)	$1,637	$(23,487)

See Note 12 for further discussion on the Company’s derivative instruments.

17.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Employee Share Purchase Plan

On May 15, 2020, the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). Under the ESPP, qualified employees may elect to have payroll deductions withheld from their eligible compensation on each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period; provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the Toronto Stock Exchange (the “TSX”) over the final five trading days of such offering period. The maximum number of shares that may be issued under the ESPP is 1,000,000. As of the quarter ended June 30, 2020, none of the Company’s common shares have been purchased under the ESPP.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the six-month period ended June 30, 2020, is presented below:

Unvested Shares
Outstanding at December 31, 2019	861,012
Granted	326,045
Forfeited	(26,208)
Vested and issued	(372,140)
Outstanding at June 30, 2020	788,709

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the six-month period ended June 30, 2020 was $101.80.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At June 30, 2020 and 2019, the Company had 186,932 and 249,003 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the six-month period ended June 30, 2020, is presented below:

Unvested Shares
Outstanding at December 31, 2019	504,484
Granted	211,987
Forfeited	(727)
Vested and issued	(281,186)
Outstanding at June 30, 2020	434,558

During the six months ended June 30, 2020, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2022. During the same period, the Company’s Compensation Committee also granted PSUs with a one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the six-month period ended June 30, 2020 was $87.19.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the six-month period ended June 30, 2020, is presented below:

Vested Shares
Outstanding at December 31, 2019	18,970
Granted	2,616
Outstanding at June 30, 2020	21,586

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the six-month period ended June 30, 2020 was $103.81.

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste RSUs during the six-month period ended June 30, 2020, is presented below:

Outstanding at December 31, 2019	73,884
Cash settled	(7,330)
Outstanding at June 30, 2020	66,554

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  All remaining RSUs were vested as of March 31, 2019.

Share Based Options

Share based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share based options during the six-month period ended June 30, 2020, is presented below:

Outstanding at December 31, 2019	126,161
Cash settled	(62,191)
Outstanding at June 30, 2020	63,970

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

common shares during the period of August 8, 2019 to August 7, 2020 or until such earlier time as the NCIB is completed or terminated at the option of the Company. The renewal followed the conclusion of the Company’s NCIB that expired August 7, 2019. The Company received TSX approval for its annual renewal of the NCIB on August 2, 2019.  Under the NCIB, the Company may make share repurchases only in the open market, including on the New York Stock Exchange (the “NYSE”), the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

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

For the six months ended June 30, 2020, the Company repurchased 1,271,977 common shares pursuant to the NCIB at an aggregate cost of $105,654.  During the six months ended June 30, 2019, the Company did not repurchase any common shares pursuant to the NCIB.  As of June 30, 2020, the remaining maximum number of shares available for repurchase under the current NCIB was 11,912,497.

Cash Dividend

In October 2019, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.025, from $0.16 to $0.185 per Company common share. Cash dividends of $96,912 and $84,215 were paid during the six months ended June 30, 2020 and 2019, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of June 30, 2020, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Lower Duwamish Waterway Superfund Site Allocation Process

In November 2012, the Company’s subsidiary, Northwest Container Services, Inc. (“NWCS”), was named by the U.S. Environmental Protection Agency, Region 10 (the “EPA”) as a potentially responsible party (“PRP”), along with more than 100 others, under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “Superfund” law) with respect to the Lower Duwamish Waterway Superfund Site (the “LDW Site”).  Listed on the National Priorities List in 2001, the LDW Site is a five-mile stretch of the Duwamish River flowing into Elliott Bay in Seattle, Washington.  A group of PRPs known as the Lower Duwamish Working Group (“LDWG”) and consisting of the City of Seattle, King County, the Port of Seattle, and Boeing Company conducted a Remedial Investigation/Feasibility Study for the LDW Site.  On December 2, 2014, the EPA issued its Record of Decision (the “ROD”) describing the selected clean-up remedy, and therein estimated that clean-up costs (in present value dollars as of November 2014) would total approximately $342,000. However, it is possible that additional costs could be incurred based upon various factors. The EPA estimates that it will take seven years to implement the clean-up. The ROD also requires ten years of monitoring following the clean-up, and provides that if clean-up goals have not been met by the end of this period, then additional clean-up activities, at additional cost, may be required at that time. Implementation of the clean-up will not begin until after the ongoing Early Action Area (“EAA”) clean-ups have been completed.  Typically, costs for monitoring may be in addition to those expended for the clean-up.  While three of the EAA clean-ups have been completed to date, some work remains to be done on three other EAAs.  Implementation of the clean-up also must await additional baseline sampling throughout the LDW Site and the preparation of a remedial design for performing the clean-up.  On April 27, 2016, the LDWG entered into a third amendment of its Administrative Order on Consent with the EPA (the “AOC 3”) in which it agreed to perform the additional baseline sediment sampling and certain technical studies needed to prepare the actual remedial design.  The LDWG and the EPA entered into a fourth amendment to the AOC in July 2018 primarily addressing development of a proposed remedy for the upper reach of the LDW Site, river mile 3 to river mile 5.  At the April 24, 2019 stakeholders meeting the LDWG projected completion of the remedial design for the upper reach could be completed by August 2024.  The EPA’s presentation at the June 10, 2020 stakeholders meeting suggests the work may be completed somewhat earlier than predicted in 2019.

On August 16, 2016, the EPA sent individual letters to each of the PRPs for the LDW Site, including NWCS, stating that it expected to initiate negotiations with all PRPs in early 2018 relating to a Remedial Design/Remedial Action (“RD/RA”) Consent Decree.  An RD/RA Consent Decree provides for the cleanup of the entire site and is often referred to as a “global settlement.”  In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a confidential and non-binding allocation of certain past response costs allegedly incurred at the LDW Site as well as the anticipated future response costs associated with the clean-up.  The pre-remedial design work under the AOC 3 was not expected to conclude until the end of 2019, and in March 2017, the PRPs provided the EPA with notice that the allocation was not scheduled to conclude until mid-2019.  Later extensions pushed the allocation conclusion date to early 2020 and the EPA was informed of that schedule.  The allocation participants voted in June 2019 to extend the final allocation report deadline to July 2020.  The EPA was informed of that change.  In January 2020, the allocator informed the parties that the preliminary allocation report will be delayed and in May 2020 he advised the parties that he hoped to issue the preliminary report by the end of June 2020, but the report has not yet been issued.  The final allocation report will be issued only after the allocator considers comments of the parties on the preliminary report.  In June 2017, attorneys for the EPA informed attorneys for several PRPs that the EPA expected to begin RD/RA negotiations in the late summer or early fall of 2018.  Those negotiations have not been scheduled and there is no recent indication from the EPA regarding when they will begin. NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs, its specific allocation, or the likelihood of the parties then negotiating a global settlement with the EPA.  Thus, NWCS cannot reasonably determine the likelihood of any outcome in this matter, including its potential liability.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

On December 6, 2017, the County filed a demurrer to the Complaint arguing that the Complaint was legally insufficient to proceed. Responding to a procedural suggestion from the Court, CCL filed its First Amended Complaint on March 23, 2018.  After full briefing, the hearing on the demurrer took place on July 17, 2018. The Superior Court sustained the demurrer and granted the motion to strike. The effect of the Court’s rulings was to bar CCL from proceeding with its challenges to 14 of the 29 CUP conditions at issue in the litigation, including 13 operational conditions and CCL’s challenge to the $11,600 B&T Fee discussed below.  The Superior Court granted CCL leave to amend its Complaint if CCL chose to pay the $11,600 B&T fee to allow a challenge to the B&T fee to proceed under the Mitigation Fee Act. CCL paid the $11,600 B&T fee on August 10, 2018 and filed its Second Amended Complaint on August 16, 2018, reflecting that the B&T fee had been paid under protest and allowing the challenges to the B&T fee to go forward.

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

Following full briefing and oral argument on June 22, 2020 on six of CCL’s causes of action, the Superior Court issued its decision on July 2, 2020, granting CCL’s petition for writ of mandate in part and denying it in part. CCL prevailed with respect to 12 of the challenged conditions, many of which imposed new fees and exactions on the Landfill.  Before entry of final judgment, the Superior Court will hear CCL’s remaining causes of action.  A cause of action for a taking under the Fifth Amendment of the U.S. Constitution is the subject of a pending motion for leave to amend the Complaint.  CCL is awaiting assignment to an individual calendar court for its remaining causes of action.  Once the Superior Court has entered final judgment, CCL and the County will be permitted to appeal any adverse ruling to the California Court of Appeal.  After entry of final judgment and resolution of any appeals, the Superior Court will issue a writ directing the County Board of Supervisors to set aside its decision on the permit with respect to 12 of the challenged conditions.  The Board will be allowed to make additional findings to support four of those conditions and reconsider its permit decision in light of the Superior Court’s writ.  CCL will continue to vigorously prosecute the lawsuit.  However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

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

Quality Act. Pursuant to Condition No. 6 of the CUP, which requires CCL to defend, indemnify, and hold harmless the County, its agents, officers, and employees from any claim or proceeding against the County brought by any third party to attack, set aside, void, or annul the CUP approval, CCL agreed to reimburse the County for its legal costs associated with defense of the lawsuit. As the real party in interest, CCL has a right to notice and an opportunity to be heard in opposition to the petition for writ of mandate. The petitioners filed their Opening Brief with the court on September 27, 2018. CCL filed its Opposition Brief with the court on November 28, 2018 and the petitioners filed their Reply Brief on December 20, 2018. A trial date had been scheduled for February 8, 2019, but on February 6, 2019, the court reassigned the case to a different judge and vacated the trial date. A new trial date was scheduled for August 23, 2019. At the conclusion of oral argument on August 23, 2019, the court asked the parties to return on September 13, 2019 for further oral argument on the odor mitigation issue. The court issued a final ruling on October 10, 2019 and a final judgment on December 4, 2019, denying the writ petition in full. On December 6, 2019, one of the petitioners, Santa Clarita Organization for Planning the Environment, filed an appeal of the court’s October 10, 2019 ruling. On December 9, 2019, the same petitioner filed an appeal of the court’s December 4, 2019 judgment.  The appellant filed its Opening Brief on March 2, 2020.  Both the County’s and CCL’s Opposition Briefs were originally due to the court on March 30, 2020. However, the Second District Court of Appeal issued orders on March 23 and April 15, 2020, extending the time to do any act required or permitted under the California Rules of Court by an additional 30 days each due to the COVID-19 outbreak. CCL filed its Opposition Brief on May 29, 2020.  The County filed a letter with the court on June 12, 2020, indicating that it would not be filing an Opposition Brief.  The appellant filed its reply brief on July 1, 2020.  The court has not scheduled a hearing date for oral argument.

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

On January 12, 2018, CCL filed an appeal of the alleged violations in the NOV.  Subsequently, CCL filed additional legal arguments and exhibits contesting the NOV.  On March 6, 2018, a DRP employee designated as hearing officer sustained the NOV, including the $11,600 B&T fee, and imposed an administrative penalty in the amount of $83 and a noncompliance fee of $0.75. A written decision memorializing the hearing officer’s findings and order, dated July 10, 2018, was received by CCL on July 12, 2018.  On April 13, 2018, CCL filed in the Superior Court of California, County of Los Angeles a Petition for Writ of Administrative Mandamus against the County seeking to overturn the decision sustaining the NOV, contending that the NOV and decision are not supported by the facts or law.  On June 22, 2018, Chiquita filed a Motion for Stay seeking to halt enforcement of the B&T fee and penalty and the accrual of any further penalties pending the resolution of the Petition for Writ of Mandamus. The motion was heard and denied by the Court on July 17, 2018.  As explained above, the Court granted CCL leave to pay the $11,600 B&T fee and to amend its Complaint to reflect the payment under protest, allowing the challenge to the B&T fee to proceed.  CCL paid the B&T fee on August 10, 2018, and also paid on that date the administrative penalty of $83 and a noncompliance fee of $0.75. As directed by the Court, CCL amended its Complaint in a Second Amended Complaint filed in the CUP action on August 16, 2018. The Court indicated that the NOV case would likely be tried in conjunction with the CUP case, set for June 18, 2019, and that the cases would be coordinated.  At the May 28, 2019 trial setting conference referenced above where the trial of the CUP case was set for April 23, 2020, the Superior Court set the trial for the B&T fee/NOV case for June 25, 2020.  However, following the rescheduling of the trial date for the CUP case, the Superior Court agreed to continue the trial date for the B&T fee/NOV case to October 20, 2020.  The Superior Court’s July 2, 2020 decision in the CUP case upheld the B&T fee and addressed two other conditions that were also the subject of the NOV, which may impact the scope of the B&T

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

fee/NOV case.  CCL will continue to vigorously prosecute the lawsuit.  However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

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

The Appellate Division, Third Department originally scheduled the appeals to be argued during the court’s May 2020 term.  The appeals were adjourned as a result of the COVID-19 outbreak and they are currently scheduled to be heard during the court’s September 2020 term.

19.SUBSEQUENT EVENTS

On July 23, 2020, the Company’s Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of its NCIB. The Company received TSX approval for its annual renewal of the NCIB on August 5, 2020. The renewal will follow on the conclusion of the Company’s current NCIB expiring August 7, 2020. The Company is authorized to make purchases during the period of August 10, 2020 to August 9, 2021 or until such earlier time as the NCIB is completed or terminated at the Company’s option.

On July 23, 2020, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.185 per Company common share. The dividend will be paid on August 18, 2020, to shareholders of record on the close of business on August 4, 2020.

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

As of June 30, 2020, we served residential, commercial, industrial and E&P customers in 42 states in the U.S. and six provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, Rhode

Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Wisconsin and Wyoming, and the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

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

The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile. Macroeconomic and geopolitical conditions, including a significant decline in oil prices driven by both surplus production and supply, as well as the decrease in demand caused by factors including the COVID-19 pandemic, have resulted in decreased levels of oil and natural gas exploration and production activity and a corresponding decrease in demand for our E&P waste services.  During the three months ended June 30, 2020, total revenue for our E&P segment declined 43.3%, compared to the prior year period, on oil rig count declines of over 60% in certain basins.  The most impacted basins include the Williston Basin in North Dakota, the Eagle Ford Basin in Texas and the Powder River Basin in Wyoming, all of which have relatively high costs associated with drilling, making them less attractive than other basins, including the Permian Basin in Texas and New Mexico. Additionally, across the industry there is uncertainty regarding future demand for oil and related services, as noted by several energy companies, many of whom are our E&P segment customers. These companies have written down the values of their oil and gas assets in anticipation of the potential for the decarbonization of their energy product mix given an increased global focus on reducing greenhouse gases and addressing climate change.  Such uncertainty regarding global demand has had a significant impact on the investment and operating plans of our E&P waste customers in the basins where we operate.  Based on these events and the outlook for future drilling activity and resulting demand for our E&P waste services not showing significant improvement, we concluded that the carrying value of property and equipment at four landfills in our E&P segment exceeded their estimated fair value, resulting in an impairment charge of $417.4 million.  See Note 4 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of this impairment charge.

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

The COVID-19 outbreak did not significantly impact our financial results for the quarter ended March 31, 2020.  However, the outbreak did begin to cause adverse impacts on our business during March 2020, when we experienced decreasing revenues associated with declines primarily in commercial collection, transfer station and landfill volumes as a result of COVID-19 economic disruptions.  In addition, and to a lesser extent, solid waste roll off revenue was impacted in some markets, and year-over-year revenue reductions in our E&P segment resulting primarily from the drop in the value of crude oil were driven by both surplus production and supply, as well as the decrease in demand caused by factors including the COVID-19 pandemic.  In late February we formed a task force to commence preparedness in the event the scope of the COVID-19 outbreak expanded.  Protecting the health, safety and welfare of our employees was and remains our first priority, which led to our introduction of various health and safety protocols in early March, including the distribution of safety and preparedness updates, revised policies on employee time off, leaves of absence and short-term disability, modifications to our operations to minimize community spread of COVID-19, and enhanced resources to enable remote working, communications and digital connectivity to help non-frontline employees work from home more efficiently.

In recognition of the Company’s status as an essential services provider, and to reduce employee concerns regarding income, healthcare and family obligations, we implemented a supplemental pay bonus for frontline employees representing 80% of our workforce, emergency wages for employees out-of-work due to COVID-19 and extended benefits coverage in markets where reductions in customer activity have impacted employee hours.  In addition, we expanded our Employee Relief Fund and initiated the Waste Connections Scholarship Program to help employee children achieve their vocational, technical and university education goals.  These actions increased our cost of operations nominally in the quarter and further impacted the second quarter of 2020 as discussed below.  We also implemented a number of measures to reduce our operating costs and preserve cash, which included hiring limitations, wage freezes for all managers and region and corporate personnel, restrictions on travel, group meetings and other discretionary spending, and the suspension of the Company’s 401(k) match effective June 1.  In addition, we began and intend to continue deferring qualified U.S. payroll and other tax payments as permitted by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which the U.S. government enacted on March 27, 2020.  Through the second quarter of 2020, we deferred $13.7 million in payroll taxes in conjunction with the CARES Act of which 50% are due by December 31, 2021 and 50% are due by December 31, 2022.  To the extent available, we may utilize similar programs being offered by the federal and provincial governments in Canada.  With respect to our liquidity and capital resources, as of June 30, 2020, the Company had $790.6 million of cash and equivalents and $1.26 billion of remaining borrowing capacity under our Credit Agreement, which matures in March 2023.

During the second quarter of 2020, our business was impacted by COVID-19 due to a reduction in revenue primarily in solid waste commercial collection, roll off activity and solid waste transfer and disposal resulting from a slowdown in activity associated with shelter-in-place or other closure restrictions or requirements imposed in response to the COVID-19 pandemic.  Commercial collection activity slowed down in certain markets due to service reductions or suspensions by customers whose business activity was curtailed by such measures, with third party transfer and disposal volumes and roll off activity typically following similar patterns, and some of the declines in E&P waste activity may also be related to COVID-19.  The impacts to solid waste activity that we experienced during the second quarter varied by geography, the size and customer mix in each market, and the timing and extent of shutdown requirements and reopening policies across markets.  In some markets, the impacts abated during the second quarter, as reopenings resulted in increased service requirements by commercial customers and higher landfill volumes and roll off activity; in other cases, where reopenings were delayed or more limited, the improvements were less pronounced.

Through the second quarter of 2020, about 53% of solid waste commercial customers and 42% of associated revenue in competitive markets we track that had suspended or reduced service due to COVID-19, had since reached out for either a resumption of service or an increase in frequency.  Volumes in all of our solid waste regions exceeded our initial expectations, resulting in solid waste revenue down 5.3% on a same store basis in the quarter, about 0.7 percentage points better than the expectations we provided in May.  Moreover, excluding the most impacted markets in the Northeast and Canada, where closures were widespread and volumes were most impacted, solid waste revenues were down only 1.3% year over year on a same store basis.

The ultimate impact of the COVID-19 outbreak on our business, results of operations, financial condition and cash flows will depend largely on future developments, including the duration and spread of the outbreak in the U.S. and

Canada, its severity, the actions to contain the novel coronavirus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

The following table sets forth items in our Condensed Consolidated Statements of Net Income (Loss) in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Revenues	$1,305,782	100.0%	$1,369,639	100.0%	$2,658,187	100.0%	$2,614,275	100.0%
Cost of operations	785,710	60.2	815,819	59.6	1,601,134	60.2	1,549,508	59.3
Selling, general and administrative	132,158	10.1	139,664	10.2	268,210	10.1	272,249	10.4
Depreciation	151,230	11.6	156,776	11.4	302,051	11.4	303,623	11.6
Amortization of intangibles	31,771	2.4	31,344	2.3	63,409	2.4	61,886	2.4
Impairments and other operating items	437,270	33.5	3,902	0.3	438,777	16.5	20,014	0.7
Operating income (loss)	(232,357)	(17.8)	222,134	16.2	(15,394)	(0.6)	406,995	15.6

Interest expense	(40,936)	(3.1)	(37,245)	(2.7)	(78,926)	(3.0)	(74,533)	(2.9)
Interest income	1,317	0.1	1,818	0.1	3,493	0.1	5,129	0.2
Other income (expense), net	5,772	0.4	1,920	0.2	(3,749)	(0.1)	4,581	0.2
Income tax (provision) benefit	38,737	3.0	(39,788)	(2.9)	10,003	0.4	(67,756)	(2.6)
Net income (loss)	(227,467)	(17.4)	148,839	10.9	(84,573)	(3.2)	274,416	10.5
Net loss attributable to noncontrolling interests	395	0.0	9	0.0	536	0.0	54	0.0
Net income (loss) attributable to Waste Connections	$(227,072)	(17.4)%	$148,848	10.9%	$(84,037)	(3.2)%	$274,470	10.5%

Revenues.  Total revenues decreased $63.8 million, or 4.7%, to $1.306 billion for the three months ended June 30, 2020, from $1.370 billion for the three months ended June 30, 2019.  Total revenues increased $43.9 million, or 1.7%, to $2.658 billion for the six months ended June 30, 2020, from $2.614 billion for the six months ended June 30, 2019.

During the three months ended June 30, 2020, incremental revenue from acquisitions closed during, or subsequent to, the three months ended June 30, 2019, increased revenues by approximately $45.0 million.  During the six months ended June 30, 2020, incremental revenue from acquisitions closed during, or subsequent to, the six months ended June 30, 2019, increased revenues by approximately $109.1 million.

Operations that were divested subsequent to June 30, 2019 decreased revenues by approximately $4.3 million and $8.8 million, respectively, for the three and six months ended June 30, 2020.

During the three months ended June 30, 2020, the net increase in prices charged to our customers at our existing operations was $54.4 million, consisting of $57.1 million of core price increases, partially offset by a decrease from surcharges of $2.7 million.  During the six months ended June 30, 2020, the net increase in prices charged to our customers at our existing operations was $118.9 million, consisting of $120.1 million of core price increases, partially offset by a decrease in surcharges of $1.2 million.

During the three months and six months ended June 30, 2020, volume decreases in our existing business decreased solid waste revenues by $121.2 million and $125.2 million, respectively, due primarily to the economic disruptions resulting from COVID-19 that began in March 2020 and continued throughout the second quarter of 2020. The decreases during the six months ended June 30, 2020 resulting from COVID-19 were partially offset by increased landfill special waste volumes in certain markets and the impact of one additional business day resulting from leap year.

E&P revenues at facilities owned and fully-operated during the three and six months ended June 30, 2020 and 2019 decreased $28.5 million and $32.4 million, respectively. Decreases in the demand for crude oil as a result of economic disruptions from COVID-19 resulted in a drop in the value of crude oil, decreases in drilling and production activity levels and decreases in overall demand for our E&P waste services. Drilling and production activity was also adversely impacted by the drop in the value of crude oil due to the increased supply of oil resulting from Saudi Arabia and Russia abandoning production quotas and increasing production levels, which was exacerbated by the impact of COVID-19.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $6.3 million and $8.0 million, respectively, for the three and six months ended June 30, 2020.  The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7226 and 0.7476 in the three months ended June 30, 2020 and 2019, respectively.  The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7338 and 0.7498 in the six months ended June 30, 2020 and 2019, respectively.

Revenues from sales of recyclable commodities at facilities owned during the three and six months ended June 30, 2020 and 2019 decreased $0.5 million and $4.9 million, respectively, due primarily to decreased collected commercial recycling volumes caused by economic disruptions resulting from COVID-19 and decreased prices for plastic and aluminum, partially offset by increased prices for old corrugated cardboard and increased residential collection volumes.

Other revenues decreased by $2.4 million and $4.8 million, respectively, during the three and six months ended June 30, 2020, due primarily to a reduction in intermodal cargo volumes and a reduction in the price for natural gas associated with the generation of landfill gas at our Canada segment.

Cost of Operations.  Total cost of operations decreased $30.1 million, or 3.7%, to $785.7 million for the three months ended June 30, 2020, from $815.8 million for the three months ended June 30, 2019. The decrease was primarily the result of a decrease in operating costs at our existing operations of $50.9 million, assuming foreign currency parity, a decrease in operating costs of $4.3 million at operations divested during, or subsequent to, the three months ended June 30, 2019 and a decrease of $3.5 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by $28.6 million of additional operating costs from acquisitions closed during, or subsequent to, the three months ended June 30, 2019.

The decrease in operating costs at our existing operations for the three months ended June 30, 2020 of $50.9 million, assuming foreign currency parity, included the following decreases totaling $44.1 million which were directly attributable to solid waste and E&P volume losses: a decrease in third-party disposal expenses of $15.3 million, a decrease in third-party trucking and transportation expenses of $10.6 million, a decrease in direct labor expenses of $8.3 million, a decrease in truck, container, equipment and facility maintenance and repair expenses of $4.2 million, a decrease in taxes on revenues of $1.8 million, a decrease in subcontracted E&P operating and subcontracted solid waste hauling expenses of $1.8 million, a decrease in expenses for processing recyclable commodities of $1.1 million and a decrease in intermodal rail expenses of $1.0 million. The remaining decrease in operating costs of $6.8 million for the three months ended June 30, 2020 consisted of a decrease in fuel expense of $10.9 million due to a decrease in the price of diesel fuel and declines in the volume of fuel used in our operations, a decrease in employee medical benefits expenses of $10.8 million due to a reduction in routine medical visits, a decrease in 401(k) matching expenses of $1.2 million as we suspended our 401(k) match as of June 1, 2020 and $0.5 million of other net expense decreases, partially offset by an increase of $10.1 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19, an increase in other cash incentive compensation to non-management personnel of $3.9 million to recognize the services they are providing during the COVID-19 pandemic and an increase in expenses for auto and workers’ compensation claims of $2.6 million due primarily to higher adjustments recorded in the prior year period to decrease projected losses on outstanding claims.

Total cost of operations increased $51.6 million, or 3.3%, to $1.601 billion for the six months ended June 30, 2020, from $1.550 billion for the six months ended June 30, 2019. The increase was primarily the result of $68.5 million of additional operating costs from acquisitions closed during, or subsequent to, the six months ended June 30, 2019, partially offset by a decrease in operating costs of $9.2 million at operations divested during, or subsequent to, the six months ended June 30, 2019, a decrease of $4.2 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods and a decrease in operating costs at our existing operations of $3.5 million, assuming foreign currency parity.

The decrease in operating costs at our existing operations of $3.5 million for the six months ended June 30, 2020, assuming foreign currency parity, was comprised of a decrease in third-party disposal expenses of $11.5 million due to declines in our collection and transfer station volumes resulting from COVID-19 economic disruptions exceeding increases occurring in the first quarter of 2020 due primarily to disposal rate increases and roll off collection volume increases in certain markets, a decrease in employee medical benefits expenses of $10.8 million due to a reduction in routine medical visits, a decrease in fuel expense of $9.9 million due to a decrease in the price of diesel fuel and declines in the volume of fuel used in our operations, a decrease in third-party trucking and transportation expenses of $9.0 million due to decreases in disposal volumes resulting from COVID-19 economic disruptions exceeding increases occurring in the first quarter of 2020 due primarily to increased landfill special waste volumes we received requiring outsourced transportation services, a decrease in insurance premiums of $2.2 million due primarily to the prior year amount including the impact of additional expenses resulting from premium audits, a decrease in compressed natural gas expense of $2.1 million due primarily to the recognition in 2020 of tax credits associated with the purchase of compressed natural gas and a decrease in intermodal rail expenses of $2.0 million due to a reduction in cargo volume, partially offset by an increase in expenses for auto and workers’ compensation claims of $12.8 million due primarily to higher claims severity in the current year period and non-recurring adjustments recorded in the prior year period to decrease projected losses on outstanding claims, an increase of $11.5 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19, an increase in labor expenses of $6.8 million due primarily to employee pay rate increases, an additional calendar and business day in the current year period due to leap year, as well as emergency wages and other COVID-19-related employee costs exceeding decreases in headcount and hours worked attributable to solid waste and E&P volume reductions resulting from COVID-19 economic disruptions, an increase in expenses for other cash incentive compensation to non-management personnel of $5.3 million to recognize the services they are providing during the COVID-19 pandemic, an increase in truck, container, equipment and facility maintenance and repair expenses of $5.0 million due to parts and service rate increases and variability impacting the timing of major repairs and $2.6 million of other net expense increases.

Cost of operations as a percentage of revenues increased 0.6 percentage points to 60.2% for the three months ended June 30, 2020, from 59.6% for the three months ended June 30, 2019. The increase as a percentage of revenues consisted of a combined 1.1 percentage point increase from labor expenses, maintenance and repair expenses and taxes on revenues not declining at the same rate as the decline in our revenues at locations owned in the comparable periods due primarily to the economic disruptions resulting from COVID-19, a 0.8 percentage point increase resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19, a 0.3 percentage point increase resulting from the accrual of other cash incentive compensation to non-management personnel, a 0.3 percentage point increase from an increase in expenses for auto and workers’ compensation claims, a 0.3 percentage point increase from the net impact of cost of operations expenses from acquisitions closed during, or subsequent to, the three months ended June 30, 2019 and a 0.3 percentage point increase from all other net changes, partially offset by a 0.8 percentage point decrease from lower employee medical benefits expenses, a 0.6 percentage point decrease from lower disposal expenses, a 0.6 percentage point decrease from lower diesel fuel expenses and a 0.5 percentage point decrease from lower trucking and transportation expenses.

Cost of operations as a percentage of revenues increased 0.9 percentage points to 60.2% for the six months ended June 30, 2020, from 59.3% for the six months ended June 30, 2019. The increase as a percentage of revenues consisted of a 0.5 percentage point increase from an increase in expenses for auto and workers’ compensation claims, a 0.5 percentage point increase from higher labor expenses, a 0.4 percentage point increase resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19, a 0.3 percentage point increase from the net impact of cost of operations expenses from acquisitions closed during, or subsequent to, the six months ended June 30, 2019, a 0.2 percentage point increase from the impact of an additional calendar and business day in the current year period due to leap year, a 0.2 percentage point increase resulting from the accrual of other cash incentive compensation to non-management personnel and a 0.2 percentage point increase from higher maintenance and repair expenses, partially offset by a 0.4 percentage point decrease from lower employee medical benefits expenses, a 0.4 percentage point decrease from lower trucking and transportation expenses, a 0.3 percentage point decrease from lower disposal expenses and a 0.3 percentage point decrease from lower diesel fuel expenses.

SG&A.  SG&A expenses decreased $7.5 million, or 5.4%, to $132.2 million for the three months ended June 30, 2020, from $139.7 million for the three months ended June 30, 2019.  The decrease was comprised of a decline of $10.1 million in SG&A expenses at our existing operations, assuming foreign currency parity, and a decline of $0.6 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by $3.2 million of additional SG&A expenses from operating locations at acquisitions closed during, or subsequent to, the three months ended June 30, 2019.

The decrease in SG&A expenses at our existing operations, assuming foreign currency parity, of $10.1 million for the three months ended June 30, 2020 was comprised of a collective decrease in travel, meeting, training and community activity expenses of $11.2 million due to shelter at home and other restrictions on our employees due to COVID-19 resulting in the cancellation of non-essential off-site activities, a decrease in direct acquisition expenses of $5.2 million due to a decline in acquisition activity, a decrease in employee medical benefits expenses of $2.6 million due to a reduction in routine medical visits and a decrease in legal expenses of $1.3 million due to the net impact of work on legal matters being postponed resulting from temporary court closures exceeding our benefit in the prior year period from receiving non-recurring insurance reimbursements for legal expenses, partially offset by an increase in expenses for uncollectible accounts receivable of $5.0 million due to customers experiencing financial difficulties resulting from the economic impact of COVID-19, an increase in deferred compensation expenses of $2.3 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked, an increase in accrued recurring cash incentive compensation expense to our management of $1.7 million, an increase of $1.1 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19 and $0.1 million of other net expense increases.

SG&A expenses decreased $4.0 million, or 1.5%, to $268.2 million for the six months ended June 30, 2020, from $272.2 million for the six months ended June 30, 2019.  The decrease was comprised of a decline of $9.9 million in SG&A expenses at our existing operations, assuming foreign currency parity, and a decline of $0.8 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by $6.7 million of additional SG&A expenses from operating locations at acquisitions closed during, or subsequent to, the six months ended June 30, 2019.

The decrease in SG&A expenses at our existing operations, assuming foreign currency parity, of $9.9 million for the six months ended June 30, 2020 was comprised of a collective decrease in travel, meeting, training and community activity expenses of $12.3 million due to shelter at home and other restrictions on our employees due to COVID-19 resulting in the cancellation of non-essential off-site activities, a decrease in direct acquisition expenses of $4.9 million due to a decline in acquisition activity, a decrease in deferred compensation expenses of $4.2 million as a result of decreases in the market value of investments to which employee deferred compensation liability balances are tracked, a decrease in employee medical benefits expenses of $2.8 million due to a reduction in routine medical visits, a decrease in equity-based compensation expenses of $1.3 million resulting primarily from non-recurring prior year period adjustments to the amount of performance-based restricted share units granted in 2017 that were estimated to ultimately vest and $1.5 million of other net expense decreases, partially offset by an increase in expenses for uncollectible accounts receivable of $6.2 million due to customers experiencing financial difficulties resulting from the economic impact of COVID-19, an increase in accrued recurring cash incentive compensation expense to our management of $4.7 million, an increase in payroll expenses of $3.5 million as a result of annual pay increases, additional paid time off benefits and the impact of an additional working day during the six months ended June 30, 2020, an increase in software licenses and subscriptions expenses of $1.5 million due primarily to the addition of new sales and customer service applications and an increase of $1.2 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19.

SG&A expenses as a percentage of revenues decreased 0.1 percentage points to 10.1% for the three months ended June 30, 2020, from 10.2% for the three months ended June 30, 2019. The decrease as a percentage of revenues consisted of a 0.9 percentage point decrease from a reduction in travel, meeting, training and community activity expenses, a 0.4 percentage point decrease from lower direct acquisition expenses and a 0.2 percentage point decrease from lower employee medical benefits expenses, partially offset by our administrative headcount staying relatively constant while our revenues declined due to economic disruptions resulting from COVID-19 contributing to a 0.5 percentage point increase associated with administrative salaries and wages, a 0.4 percentage point increase due to higher expenses for uncollectible accounts receivable, a 0.3 percentage point increase from higher cash incentive compensation expense and a 0.2 percentage point increase from higher deferred compensation expense.

SG&A expenses as a percentage of revenues decreased 0.3 percentage points to 10.1% for the six months ended June 30, 2020, from 10.4% for the six months ended June 30, 2019. The decrease as a percentage of revenues consisted of a 0.5 percentage point decrease from a reduction in travel, meeting, training and community activity expenses, a 0.2 percentage point decrease from lower direct acquisition expenses, a 0.2 percentage point decrease from reduced deferred compensation expense and a 0.1 percentage point decrease from lower employee medical benefits expenses, partially offset by a 0.3 percentage point increase associated with administrative salaries and wages, a 0.2 percentage point increase due to higher expenses for uncollectible accounts receivable and a 0.2 percentage point increase from higher cash incentive compensation expense.

Depreciation.  Depreciation expense decreased $5.6 million, or 3.5%, to $151.2 million for the three months ended June 30, 2020, from $156.8 million for the three months ended June 30, 2019.  The decrease was comprised of a decrease in depletion expense of $10.5 million at our existing landfills due primarily to economic disruptions resulting from COVID-19 causing a decrease in E&P and municipal solid waste volumes and a decrease of $0.8 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by an increase in depreciation and depletion expense of $4.4 million from acquisitions closed during, or subsequent to, the three months ended June 30, 2019 and an increase in depreciation expense at our existing operations of $1.3 million due primarily to the impact of additions to our fleet and equipment purchased to support our existing operations exceeding certain equipment acquired from the Progressive Waste acquisition becoming fully depreciated subsequent to June 30, 2019.

Depreciation expense decreased $1.5 million, or 0.5%, to $302.1 million for the six months ended June 30, 2020, from $303.6 million for the six months ended June 30, 2019.  The decrease was comprised of a decrease in depletion expense of $11.0 million at our existing landfills due primarily to economic disruptions resulting from COVID-19 causing a decrease in E&P and municipal solid waste and a decrease of $1.0 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by an increase in depreciation and depletion expense of $10.5 million from acquisitions closed during, or subsequent to, the six months ended June 30, 2019.

Depreciation expense as a percentage of revenues increased 0.2 percentage points to 11.6% for the three months ended June 30, 2020, from 11.4% for the three months ended June 30, 2019. The decrease in our revenues due to economic disruptions resulting from COVID-19 contributed to a 0.6 percentage point increase and depreciation and depletion expense from acquisitions closed during, or subsequent to, the three months ended June 30, 2019, contributed to a 0.1 percentage point increase. These increases were partially offset by a 0.5 percentage point reduction attributable to reduced E&P and municipal solid waste depletion.

Depreciation expense as a percentage of revenues decreased 0.2 percentage points to 11.4% for the six months ended June 30, 2020, from 11.6% for the six months ended June 30, 2019. The decrease as a percentage of revenues consisted of a 0.3 percentage point decrease resulting from declines in E&P and landfill municipal solid waste volumes, partially offset by a 0.1 percentage point increase from acquisitions closed during, or subsequent to, the six months ended June 30, 2019.

Amortization of Intangibles.  Amortization of intangibles expense increased $0.5 million, or 1.4%, to $31.8 million for the three months ended June 30, 2020, from $31.3 million for the three months ended June 30, 2019. The increase was the result of $3.8 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended June 30, 2019, partially offset by a decrease of $3.1 million from certain intangible assets becoming fully amortized subsequent to June 30, 2019 and a decrease of $0.2 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Amortization of intangibles expense increased $1.5 million, or 2.5%, to $63.4 million for the six months ended June 30, 2020, from $61.9 million for the six months ended June 30, 2019. The increase was the result of $8.2 million from intangible assets acquired in acquisitions closed during, or subsequent to, the six months ended June 30, 2019, partially offset by a decrease of $6.4 million from certain intangible assets becoming fully amortized subsequent to June 30, 2019 and a decrease of $0.3 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Amortization expense as a percentage of revenues increased 0.1 percentage points to 2.4% for the three months ended June 30, 2020, from 2.3% for the three months ended June 30, 2019. Amortization expense as a percentage of revenues was unchanged at 2.4% for the six months ended June 30, 2020 and 2019.

Impairments and Other Operating Items.  Impairments and other operating items increased $433.4 million, to net losses totaling $437.3 million for the three months ended June 30, 2020, including an impairment charge at our E&P segment of $417.4 million, from net losses totaling $3.9 million for the three months ended June 30, 2019.

Macroeconomic and geopolitical conditions, including a significant decline in oil prices driven by both surplus production and supply, as well as the decrease in demand caused by factors including the COVID-19 pandemic, have resulted in decreased levels of oil and natural gas exploration and production activity and a corresponding decrease in demand for our E&P waste services.  During the three months ended June 30, 2020, total revenue for our E&P segment declined 43.3%, compared to the prior year period, on oil rig count declines of over 60% in certain basins.  The most impacted basins include the Williston Basin in North Dakota, the Eagle Ford Basin in Texas and the Powder River Basin in Wyoming, all of which have relatively high costs associated with drilling, making them less attractive than other basins, including the Permian Basin in Texas and New Mexico.  Additionally, across the industry there is uncertainty regarding future demand for oil and related services, as noted by several energy companies, many of whom are our E&P segment customers.  These companies have written down the values of their oil and gas assets in anticipation of the potential for the decarbonization of their energy product mix given an increased global focus on reducing greenhouse gases and addressing climate change.  Such uncertainty regarding global demand has had a significant impact on the investment and operating plans of our E&P waste customers in the basins where we operate.

Based on these events, we concluded that a triggering event occurred which required us to perform an impairment test of the property and equipment and intangible assets of our E&P segment as of June 30, 2020. As a result of the impairment test, we concluded that the carrying value of four landfills in our E&P segment exceeded their estimated fair value, resulting in an impairment charge of $417.4 million to property and equipment.

The remaining net losses of $19.9 million recorded during the three months ended June 30, 2020 consisted of $16.8 million of expenses associated with adjusting the carrying value of liabilities for contingent consideration associated with acquisitions closed in prior periods, $1.7 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations and $1.6 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date, partially offset by $0.2 million of other net credits to expense.

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

Impairments and other operating items increased $418.8 million, to net losses totaling $438.8 million for the six months ended June 30, 2020, from net losses totaling $20.0 million for the six months ended June 30, 2019.

The net losses of $438.8 million recorded during the six months ended June 30, 2020 consisted of the aforementioned charges of $417.4 million at our E&P segment and $16.8 million to adjust the carrying value of liabilities for contingent consideration, as well as $2.5 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date, $1.5 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations and $0.6 million of other net charges.

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

Operating Income (Loss).  Operating income (loss) decreased $454.5 million to an operating loss of $232.4 million for the three months ended June 30, 2020, from operating income of $222.1 million for the three months ended June 30, 2019.  Operating income (loss) decreased $422.4 million to an operating loss of $15.4 million for the six months ended June 30, 2020, from operating income of $407.0 million for the six months ended June 30, 2019. The decreases were primarily attributable to declines in our existing solid waste and E&P disposal businesses resulting from the impact of COVID-19 and an increase in impairments and other operating charges, partially offset by solid waste price increases and operating income generated from acquisitions.

Operating income (loss) as a percentage of revenues decreased 34.0 percentage points to a loss of 17.8% for the three months ended June 30, 2020, from income of 16.2% for the three months ended June 30, 2019.  The decrease as a percentage of revenues was comprised of a 33.2 percentage point increase in impairments and other operating items, a 0.6 percentage point increase in cost of operations, a 0.2 percentage point increase in depreciation expense and a 0.1 percentage point increase in amortization expense, partially offset by a 0.1 percentage point decrease in SG&A expense.

Operating income as a percentage of revenues decreased 16.2 percentage points to a loss of 0.6% for the six months ended June 30, 2020, from income of 15.6% for the six months ended June 30, 2019.  The decrease as a percentage of revenues was comprised of a 15.8 percentage point increase in impairments and other operating items and a 0.9 percentage point increase in cost of operations, partially offset by a 0.3 percentage point decrease in SG&A expense and a 0.2 percentage point decrease in depreciation expense.

Interest Expense.  Interest expense increased $3.7 million, or 9.9%, to $40.9 million for the three months ended June 30, 2020, from $37.2 million for the three months ended June 30, 2019. The increase was primarily attributable to an increase of $3.9 million from the January 2020 issuance of our 2030 Senior Notes, an increase of $3.8 million from the March 2020 issuance of our 2050 Senior Notes, an increase of $0.7 million from the April 2019 issuance of our 2029 Senior Notes and $0.3 million of other net increases, partially offset by a decrease of $2.7 million due to a decrease in the average borrowings outstanding under our Credit Agreement and a decrease of $2.3 million from the repayment of $175.0 million of our 5.25% Senior Notes due 2019, or the 2019 Senior Notes.

Interest expense increased $4.4 million, or 5.9%, to $78.9 million for the six months ended June 30, 2020, from $74.5 million for the six months ended June 30, 2019. The increase was primarily attributable to an increase of $6.9 million from the January 2020 issuance of our 2030 Senior Notes, an increase of $5.1 million from the April 2019 issuance of our 2029 Senior Notes, an increase of $4.6 million from the March 2020 issuance of our 2050 Senior Notes and $0.2 million of other net increases, partially offset by a decrease of $7.8 million due to a decrease in the average borrowings outstanding under our Credit Agreement and a decrease of $4.6 million from the repayment of our 2019 Senior Notes.

Interest Income.  Interest income decreased $0.5 million, to $1.3 million for the three months ended June 30, 2020, from $1.8 million for the three months ended June 30, 2019.  Interest income decreased $1.6 million, to $3.5 million for the six months ended June 30, 2020, from $5.1 million for the six months ended June 30, 2019. The decreases were primarily attributable to lower reinvestment rates in the current period.

Other Income (Expense).  Other income (expense) increased $3.9 million, to an income total of $5.8 million for the three months ended June 30, 2020, from an income total of $1.9 million for the three months ended June 30, 2019. The increase was due primarily to a $2.6 million increase in the value of investments purchased to fund our employee deferred compensation obligations due to stock market valuation increases and $1.3 million of other net income increases.

Other income (expense) decreased $8.3 million, to an expense total of $3.7 million for the six months ended June 30, 2020, from an income total of $4.6 million for the six months ended June 30, 2019. The decrease was due primarily to a $4.1 million decrease in the value of investments purchased to fund our employee deferred compensation obligations due to stock market valuation declines, a $3.0 million adjustment to increase certain accrued liabilities acquired in the 2016 Progressive Waste acquisition and $1.2 million of other net expense increases.

Income Tax (Provision) Benefit.  Income taxes decreased $78.5 million, to a benefit total of $38.7 million for the three months ended June 30, 2020, from an expense total of $39.8 million for the three months ended June 30, 2019.  Our effective tax benefit rate for the three months ended June 30, 2020 was 14.6%. Our effective tax expense rate for the three months ended June 30, 2019 was 21.1%.  Income taxes decreased $77.8 million, to a benefit total of $10.0 million for the six months ended June 30, 2020, from an expense total of $67.8 million for the six months ended June 30, 2019.  Our effective tax benefit rate for the six months ended June 30, 2020 was 10.6%. Our effective tax expense rate for the six months ended June 30, 2019 was 19.8%.

The income tax benefit for the three and six months ended June 30, 2020 included a $27.4 million expense associated with certain 2019 related-party payments no longer being deductible for tax purposes due to the finalization of tax regulations on April 7, 2020 under Internal Revenue Code section 267A and a $4.1 million expense related to an increase in our deferred income tax liabilities resulting from the impairment of certain assets within our E&P segment, which impacted the geographical apportionment of our state income taxes.  Additionally, the income tax benefit for the three and six months ended June 30, 2020 included a benefit of $0.2 million and $5.3 million, respectively, from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commercial	$375,427	$396,641	$791,935	$778,150
Residential	378,188	346,128	743,919	668,532
Industrial and construction roll off	194,457	215,355	401,228	402,795
Total collection	948,072	958,124	1,937,082	1,849,477
Landfill	280,619	296,840	546,836	541,440
Transfer	189,085	204,561	369,851	365,752
Recycling	20,217	16,730	38,324	36,534
E&P	40,152	68,039	105,530	134,869
Intermodal and other	27,811	31,134	57,829	63,971
Intercompany	(200,174)	(205,789)	(397,265)	(377,768)
Total	$1,305,782	$1,369,639	$2,658,187	$2,614,275

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

At June 30, 2020, our Eastern segment services customers located in northern Illinois, Kentucky, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; our Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, southern Oklahoma, western Tennessee and Texas; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central segment services customers located in Arizona, Colorado, southern Illinois, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and our Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan. The E&P segment services E&P customers located in Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands of U.S. dollars and as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Eastern	$318,891	24.4%	$323,621	23.6%	$651,093	24.5%	$616,448	23.6%
Southern	297,099	22.8	298,015	21.8	606,486	22.8	585,343	22.4
Western	275,536	21.1	276,998	20.2	547,518	20.6	531,977	20.3
Central	216,620	16.6	218,361	15.9	425,162	16.0	396,238	15.2
Canada	161,269	12.3	188,527	13.8	331,692	12.5	356,874	13.6
E&P	36,367	2.8	64,117	4.7	96,236	3.6	127,395	4.9
	$1,305,782	100.0%	$1,369,639	100.0%	$2,658,187	100.0%	$2,614,275	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands of U.S. dollars and as a percentage of segment revenues for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Western	$85,423	31.0%	$86,440	31.2%	$166,451	30.4%	$163,444	30.7%
Eastern	82,680	25.9%	85,048	26.3%	167,342	25.7%	162,005	26.3%
Central	79,705	36.8%	74,506	34.1%	152,856	36.0%	137,534	34.7%
Southern	76,119	25.6%	74,511	25.0%	150,637	24.8%	148,889	25.4%
Canada	53,675	33.3%	67,664	35.9%	113,073	34.1%	126,908	35.6%
E&P	13,011	35.8%	33,433	52.1%	44,813	46.6%	65,042	51.1%
Corporate(a)	(2,699)	—	(7,446)	—	(6,329)	—	(11,304)	—
	$387,914	29.7%	$414,156	30.2%	$788,843	29.7%	$792,518	30.3%
(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training, direct acquisition expenses, other administrative functions and share-based compensation expense associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company. Amounts reflected are net of allocations to the six operating segments.

A reconciliation of segment EBITDA to Income (loss) before income tax provision is included in Note 11 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue and segment EBITDA for our reportable segments for the three and six month periods ended June 30, 2020, compared to the three and six month periods ended June 30, 2019, are discussed below:

Segment Revenue

Revenue in our Eastern segment decreased $4.7 million, or 1.5%, to $318.9 million for the three months ended June 30, 2020, from $323.6 million for the three months ended June 30, 2019.  The components of the decrease consisted of solid waste volume decreases of $50.3 million attributable primarily to COVID-19 economic disruptions driving declines in commercial collection, roll off collection, transfer station and landfill volumes, net revenue reductions from divestitures closed subsequent to June 30, 2019 of $4.3 million, decreased recyclable commodity sales of $1.1 million resulting from a decrease in recycling volumes collected and declines in prices for plastic and aluminum and other revenue decreases of $0.4 million, partially offset by net revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2019, of $36.2 million and net price increases of $15.2 million.

Revenue in our Eastern segment increased $34.7 million, or 5.6%, to $651.1 million for the six months ended June 30, 2020, from $616.4 million for the six months ended June 30, 2019.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the six months ended June 30, 2019, of $75.3 million and net price increases of $31.6 million, partially offset by solid waste volume decreases of $60.2 million attributable primarily to COVID-19 economic disruptions driving declines in commercial collection, roll off collection, transfer station and landfill volumes, net revenue reductions from divestitures closed subsequent to June 30, 2019 of $8.2 million, decreased recyclable commodity sales of $2.6 million resulting from a decrease in recycling volumes collected and declines in prices for plastic and aluminum and other revenue decreases of $1.2 million.

Revenue in our Southern segment decreased $0.9 million, or 0.3%, to $297.1 million for the three months ended June 30, 2020, from $298.0 million for the three months ended June 30, 2019.  The components of the decrease consisted of solid waste volume decreases of $19.2 million attributable primarily to COVID-19 economic disruptions driving declines in commercial collection, roll off collection, transfer station and municipal solid waste landfill volumes and other revenue decreases of $0.7 million, partially offset by net price increases of $13.9 million and net revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2019, of $5.1 million.

Revenue in our Southern segment increased $21.2 million, or 3.6%, to $606.5 million for the six months ended June 30, 2020, from $585.3 million for the six months ended June 30, 2019.  The components of the increase consisted of net price increases of $30.8 million and net revenue growth from acquisitions closed during, or subsequent to, the six months ended June 30, 2019, of $12.2 million, partially offset by solid waste volume decreases of $19.2 million attributable primarily to COVID-19 economic disruptions driving declines in commercial collection, roll off collection, transfer station and municipal solid waste landfill volumes, decreased recyclable commodity sales of $1.5 million resulting primarily from the impact of declines in prices for plastic and aluminum and $1.1 million of other revenue decreases.

Revenue in our Western segment decreased $1.5 million, or 0.5%, to $275.5 million for the three months ended June 30, 2020, from $277.0 million for the three months ended June 30, 2019.  The components of the decrease consisted of solid waste volume decreases of $9.9 million due to the net impact of COVID-19 economic disruptions driving decreases in commercial collection, roll off collection and landfill volumes and other revenue decreases of $1.2 million, partially offset by net price increases of $8.2 million and net revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2019, of $1.4 million.

Revenue in our Western segment increased $15.5 million, or 2.9%, to $547.5 million for the six months ended June 30, 2020, from $532.0 million for the six months ended June 30, 2019.  The components of the increase consisted of net price increases of $16.2 million and net revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2019, of $2.1 million, partially offset by intermodal revenue decreases of $1.5 million due to a reduction in intermodal cargo volumes, solid waste volume decreases of $0.6 million due to the net impact of COVID-19 economic disruptions driving decreases in commercial collection, roll off collection and landfill waste volumes exceeding positive volumes generated during the first quarter of 2020 associated with landfill municipal solid waste, residential collection and commercial collection and other revenue decreases of $0.7 million.

Revenue in our Central segment decreased $1.8 million, or 0.8%, to $216.6 million for the three months ended June 30, 2020, from $218.4 million for the three months ended June 30, 2019.  The components of the decrease consisted of solid waste volume decreases of $13.1 million due to the net impact of COVID-19 economic disruptions driving decreases in commercial collection, roll off collection and landfill municipal solid waste volumes and other revenue decreases of $0.7 million, partially offset by net price increases of $9.9 million and net revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2019, of $2.1 million.

Revenue in our Central segment increased $29.0 million, or 7.3%, to $425.2 million for the six months ended June 30, 2020, from $396.2 million for the six months ended June 30, 2019.  The components of the increase consisted of net price increases of $21.0 million and revenue growth from acquisitions closed during, or subsequent to, the six months ended June 30, 2019, of $19.1 million, partially offset by solid waste volume decreases of $10.5 million due to the net impact of COVID-19 economic disruptions driving decreases in commercial collection, roll off collection and landfill municipal waste volumes exceeding positive volumes generated during the first quarter of 2020 associated with roll off collection and landfill special waste and other revenue decreases of $0.6 million.

Revenue in our Canada segment decreased $27.2 million, or 14.5%, to $161.3 million for the three months ended June 30, 2020, from $188.5 million for the three months ended June 30, 2019. The components of the decrease consisted of solid waste volume decreases of $28.6 million due to the net impact of COVID-19 economic disruptions driving decreases in all solid waste collection and disposal lines of business, a decrease of $6.3 million resulting from a lower average foreign currency exchange rate in effect during the comparable reporting periods and a decrease of $1.4 million resulting from a reduction in natural gas prices associated with the generation of landfill gas, partially offset by net price increases of $7.1 million, increased recyclable commodity sales of $1.1 million resulting primarily from increases in the price for old corrugated cardboard and other revenue increases of $0.9 million.

Revenue in our Canada segment decreased $25.2 million, or 7.1%, to $331.7 million for the six months ended June 30, 2020, from $356.9 million for the six months ended June 30, 2019. The components of the decrease consisted of solid waste volume decreases of $34.7 million due to the net impact of COVID-19 economic disruptions driving decreases in all solid waste collection and disposal lines of business, a decrease of $8.0 million resulting from a lower average foreign currency exchange rate in effect during the comparable reporting periods and a decrease of $2.7 million resulting from reduced demand causing a reduction in the prices for renewable energy credits and natural gas associated with the generation of landfill gas, partially offset by net price increases of $19.3 million and other revenue increases of $0.9 million.

Revenue in our E&P segment decreased $27.7 million, or 43.3%, to $36.4 million for the three months ended June 30, 2020, from $64.1 million for the three months ended June 30, 2019. Revenue in our E&P segment decreased $31.2 million, or 24.5%, to $96.2 million for the six months ended June 30, 2020, from $127.4 million for the six months ended June 30, 2019. Decreases in the demand for crude oil as a result of economic disruptions from COVID-19 resulted in a drop in the value of crude oil, decreases in drilling and production activity levels and decreases in overall demand for our E&P waste services. Drilling and production activity were also adversely impacted by the drop in the value of crude oil due to the increased supply of oil resulting from Saudi Arabia and Russia abandoning production quotas and increasing production levels, which was exacerbated by the impact of COVID-19.

Segment EBITDA

Segment EBITDA in our Western segment decreased $1.0 million, or 1.2%, to $85.4 million for the three months ended June 30, 2020, from $86.4 million for the three months ended June 30, 2019.  The decrease was due primarily to an increase of $2.1 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19, a decrease in revenues of $1.5 million, an increase in professional fees of $1.0 million due to non-recurring insurance reimbursements for legal expenses recognized in the prior year period, an increase in corporate overhead expense allocations of $0.9 million due to an increase in the overhead allocation rate, a net $0.8 million increase in cost of operations and SG&A expenses attributable to acquired operations and other expense increases of $0.7 million, partially offset by a decrease in employee medical benefits expenses of $2.2 million due to a reduction in routine medical visits, a decrease in fuel expense of $1.7 million due to a decrease in the price of diesel fuel and declines in the volume of fuel used in our operations, a decrease in truck, container, equipment and facility maintenance and repair expenses of $1.1 million due to reductions in equipment operating hours attributable to declines in solid waste volumes resulting from economic disruptions caused by COVID-19 and a decrease in intermodal rail expenses of $1.0 million due to a reduction in cargo volume.

Segment EBITDA in our Western segment increased $3.1 million, or 1.8%, to $166.5 million for the six months ended June 30, 2020, from $163.4 million for the six months ended June 30, 2019.  The increase was due primarily to an increase in revenues of $15.5 million, a decrease in intermodal rail expenses of $2.0 million due to a reduction in cargo volume, a decrease in employee medical benefits expenses of $1.8 million due to a reduction in routine medical visits and a decrease in fuel expense of $1.2 million due to a decrease in the price of diesel fuel, partially offset by an increase in labor expenses of $3.9 million due primarily to employee pay rate increases, an additional calendar and business day in the current year period due to leap year, as well as emergency wages and other COVID-19-related employee costs exceeding decreases in headcount and hours worked attributable to solid waste volume reductions resulting from COVID-19 economic disruptions, an increase of $2.4 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19, an increases in taxes on revenues of $2.3 million due primarily to price-led increases in revenues, an increase in expenses for auto and workers’ compensation claims of $1.9 million due primarily to non-recurring adjustments recorded in the prior year period to decrease projected losses on outstanding claims, an increase in third party disposal expenses of $1.7 million due primarily to disposal rate increases and higher residential collection tonnage, an increase of $1.2 million resulting from higher costs per ton charged by third party processors of recyclable commodities, an increase in third-party trucking and transportation expenses of $1.1 million due primarily to increased rates charged by third parties to provide trucking and an increase in landfill special waste volumes for which we are responsible for providing transportation services, an increase in professional fees of $0.9 million due to non-recurring insurance reimbursements for legal expenses recognized in the prior year period, a net $0.8 million increase in cost of operations and SG&A expenses attributable to acquired operations and other expense increases of $1.2 million.

Segment EBITDA in our Eastern segment decreased $2.3 million, or 2.8%, to $82.7 million for the three months ended June 30, 2020, from $85.0 million for the three months ended June 30, 2019.  The decrease was due primarily to a decrease in employee medical benefits expenses of $3.7 million due to a reduction in routine medical visits, a decrease in fuel expense of $3.1 million due to a decrease in the price of diesel fuel and declines in the volume of fuel used in our operations, other expense decreases of $3.1 million and the following decreases totaling $21.1 million which were directly attributable to our solid waste volume losses due to economic disruptions resulting from COVID-19: a decrease in third-party trucking and transportation expenses of $6.1 million; a decrease in direct labor expenses of $5.3 million; a decrease in third-party disposal expenses of $4.1 million; a decrease in truck, container, equipment and facility maintenance and repair expenses of $2.5 million; a decrease in expenses for processing recyclable commodities of $1.7 million and a decrease in taxes on revenues of $1.4 million, partially offset by a net $26.2 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase of $2.4 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19, an increase in corporate overhead expense allocations of $2.2 million due to an increase in the overhead allocation rate and an increase in expenses for uncollectible accounts receivable of $2.1 million due to customers experiencing financial difficulties resulting from the economic impact of COVID-19 and a decrease in revenues of $0.4 million from operations owned in the comparable periods and recognized from acquisitions closed during, or subsequent to, the three months ended June 30, 2019.

Segment EBITDA in our Eastern segment increased $5.3 million, or 3.3%, to $167.3 million for the six months ended June 30, 2020, from $162.0 million for the six months ended June 30, 2019.  The increase was due primarily to an increase in revenues of $42.9 million from organic growth and acquisitions, collective decreases totaling $15.6 million in third-party disposal expenses, third-party trucking expenses, labor expenses, expenses for processing recyclable commodities and taxes on revenues attributable to declines in solid waste volumes resulting primarily from economic disruptions caused by COVID-19, a decrease in employee medical benefits expenses of $3.8 million due to a reduction in routine medical visits, a decrease in fuel expense of $3.4 million due to a decrease in the price of diesel fuel and declines in the volume of fuel used in our operations, an increase to EBITDA of $0.6 million from the impact of operations disposed of during the six months ended June 30, 2020 and other expense decreases of $0.4 million, partially offset by a net $54.3 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase of $2.7 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19, an increase in expenses for uncollectible accounts receivable of $2.7 million due to customers experiencing financial difficulties resulting from the economic impact of COVID-19 and an increase in expenses for auto and workers’ compensation claims of $1.7 million due primarily to non-recurring adjustments recorded in the prior year period to decrease projected losses on outstanding claims.

Segment EBITDA in our Central segment increased $5.2 million, or 7.0%, to $79.7 million for the three months ended June 30, 2020, from $74.5 million for the three months ended June 30, 2019. The increase was due primarily to a collective decrease in third-party disposal expenses and third-party trucking expenses totaling $4.0 million attributable to declines in solid waste volumes resulting from economic disruptions caused by COVID-19, a decrease in employee medical benefits expenses of $2.6 million due to a reduction in routine medical visits, a decrease in fuel expense of $1.4 million due to a decrease in the price of diesel fuel and declines in the volume of fuel used in our operations and other expense decreases of $2.0 million, partially offset by an increase of $2.1 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19, a decrease in revenues of $1.8 million and a net $0.9 million increase in cost of operations and SG&A expenses attributable to acquired operations.

Segment EBITDA in our Central segment increased $15.4 million, or 11.1%, to $152.9 million for the six months ended June 30, 2020, from $137.5 million for the six months ended June 30, 2019. The increase was due primarily to an increase in revenues of $29.0 million, a decrease in employee medical benefits expenses of $2.8 million due to a reduction in routine medical visits, a decrease in third-party disposal expenses of $1.6 million primarily attributable to declines in solid waste volumes resulting from economic disruptions caused by COVID-19, a decrease in fuel expense of $0.8 million due to a decrease in the price of diesel fuel and other expense decreases of $1.3 million, partially offset by a net $11.9 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in labor expenses of $4.5 million due primarily to employee pay rate increases, an additional calendar and business day in the current year period due to leap year, as well as emergency wages and other COVID-19-related employee costs exceeding decreases in headcount and hours worked attributable to solid waste volume reductions resulting from COVID-19 economic disruptions, an increase of $2.3 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19 and an increase in expenses for auto and workers’ compensation claims of $1.4 million due primarily to non-recurring adjustments recorded in the prior year period to decrease projected losses on outstanding claims.

Segment EBITDA in our Southern segment increased $1.6 million, or 2.2%, to $76.1 million for the three months ended June 30, 2020, from $74.5 million for the three months ended June 30, 2019.  The increase was due to a decrease in third-party disposal expenses of $4.6 million attributable to declines in solid waste volumes resulting from economic disruptions caused by COVID-19, a decrease in employee medical benefits expenses of $4.2 million due to a reduction in routine medical visits, a decrease in fuel expense of $1.4 million due to a decrease in the price of diesel fuel and declines in the volume of fuel used in our operations and a decrease in 401(k) matching expenses of $0.6 million as we suspended our 401(k) match as of June 1, 2020, partially offset by a net $3.6 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase of $3.1 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.4 million due to variability impacting the timing of major repairs, a decrease in revenues of $0.9 million and other expense increases of $0.2 million.

Segment EBITDA in our Southern segment increased $1.7 million, or 1.2%, to $150.6 million for the six months ended June 30, 2020, from $148.9 million for the six months ended June 30, 2019.  The increase was due primarily to an increase in revenues of $21.2 million, a decrease in third-party disposal expenses of $4.9 million primarily attributable to declines in solid waste volumes resulting from economic disruptions caused by COVID-19, a decrease in employee medical benefits expenses of $4.1 million due to a reduction in routine medical visits, a decrease in compressed natural gas expense of $1.0 million due primarily to the recognition in 2020 of tax credits associated with the purchase of compressed natural gas, a decrease in 401(k) matching expenses of $0.6 million as we suspended our 401(k) match as of June 1, 2020, a decrease in fuel expense of $0.6 million due to a decrease in the price of diesel fuel and other expense decreases of $0.3 million, partially offset by a net $8.3 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in expenses for auto and workers’ compensation claims of $7.5 million due primarily to higher claims severity in the current year period and non-recurring adjustments recorded in the prior year period to decrease projected losses on outstanding claims, an increase in truck, container, equipment and facility maintenance and repair expenses of $5.4 million due to parts and service rate increases and variability impacting the timing of major repairs, an increase in labor expenses of $4.4 million due primarily to employee pay rate increases, an additional calendar and business day in the current year period due to leap year, as well as emergency wages and other COVID-19-related employee costs exceeding decreases in headcount and hours worked attributable to solid waste volume reductions resulting from COVID-19 economic disruptions, an increase of $3.6 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19 and an increase in third-party trucking and transportation expenses of $1.8 million due primarily to transportation associated with increased landfill special waste volumes.

Segment EBITDA in our Canada segment decreased $14.0 million, or 20.7%, to $53.7 million for the three months ended June 30, 2020, from $67.7 million for the three months ended June 30, 2019.  The decrease was comprised of a decrease of $11.8 million assuming foreign currency parity during the comparable reporting periods and a decrease of $2.2 million from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods. The $11.8 million decrease, which assumes foreign currency parity, was due primarily to a decrease in revenues of $20.9 million, an increase of $1.1 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19 and an increase in expenses for uncollectible accounts receivable of $0.9 million due to customers experiencing financial difficulties resulting from the economic impact of COVID-19, partially offset by collective decreases totaling $7.2 million in third-party disposal expenses, third-party trucking expenses and labor expenses attributable to declines in solid waste volumes resulting from economic disruptions caused by COVID-19, a decrease in fuel expense of $2.4 million due to a decrease in the price of diesel fuel and declines in the volume of fuel used in our operations and $1.5 million of other net expense decreases.

Segment EBITDA in our Canada segment decreased $13.8 million, or 10.9%, to $113.1 million for the six months ended June 30, 2020, from $126.9 million for the six months ended June 30, 2019.  The decrease was comprised of a decrease of $11.0 million assuming foreign currency parity during the comparable reporting periods and a decrease of $2.8 million from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods. The $11.0 million decrease, which assumes foreign currency parity, was due primarily to a decrease in revenues of $17.2 million, an increase of $1.2 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19 and an increase in expenses for uncollectible accounts receivable of $1.1 million due to customers experiencing financial difficulties resulting from the economic impact of COVID-19, partially offset by collective decreases totaling $4.9 million in third-party disposal expenses and third-party trucking expenses attributable to declines in solid waste volumes resulting primarily from economic disruptions caused by COVID-19, a decrease in fuel expense of $2.9 million due to declines in the market price of diesel fuel and $0.7 million of other net expense decreases.

Segment EBITDA in our E&P segment decreased $20.4 million, or 61.1%, to $13.0 million for the three months ended June 30, 2020, from $33.4 million for the three months ended June 30, 2019.  The decrease was due primarily to a decrease in revenues of $27.7 million, partially offset by the following expense decreases which were directly attributable to the decline in revenues: a decrease in operating activities outsourced to third-parties of $1.2 million; a decrease in equipment and property repair and maintenance expenses of $1.1 million; a decrease in third-party trucking and transportation services of $1.0 million; a decrease in fuel expense of $0.9 million; a decrease in labor expenses of $0.7 million; a decrease in royalty expenses paid on revenues of $0.7 million and $1.7 million of other net expense decreases.

Segment EBITDA in our E&P segment decreased $20.2 million, or 31.1%, to $44.8 million for the six months ended June 30, 2020, from $65.0 million for the six months ended June 30, 2019.  The decrease was due primarily to a decrease in revenues of $31.2 million, partially offset by the following expense decreases which were directly attributable to the decline in revenues: a decrease in third-party trucking and transportation services of $2.7 million; a decrease in operating activities outsourced to third-parties of $1.6 million; a decrease in equipment and property repair and maintenance expenses of $1.4 million; a decrease in disposal cell processing expenses of $1.2 million; a decrease in fuel expense of $1.1 million; a decrease in royalty expenses paid on revenues of $1.0 million and $2.0 million of other net expense decreases.

Segment EBITDA at Corporate increased $4.7 million, to a loss of $2.7 million for the three months ended June 30, 2020, from a loss of $7.4 million for the three months ended June 30, 2019.  The increase was due to a decrease in direct acquisition expenses of $5.2 million due to a decline in acquisition activity, a collective decrease in travel, meeting, training and community activity expenses of $4.1 million due to shelter at home and other restrictions on our employees due to COVID-19 resulting in the cancellation of non-essential off-site activities, an increase in corporate overhead allocated through charges to our segments of $3.3 million due to an increase in expenses qualifying for allocation resulting in an increase in the overhead allocation rates and a decrease in professional fees of $2.3 million due primarily to reduced legal expenses due to work on legal matters being postponed resulting from temporary court closures, partially offset by an increase in accrued recurring cash incentive compensation expense to our management and non-management employees of $6.3 million, an increase in deferred compensation expenses of $2.3 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked and $1.6 million of other net expense increases.

Segment EBITDA at Corporate increased $5.0 million, to a loss of $6.3 million for the six months ended June 30, 2020, from a loss of $11.3 million for the six months ended June 30, 2019.  The increase was due to a decrease in direct acquisition expenses of $4.9 million due to a decline in acquisition activity, a collective decrease in travel, meeting, training and community activity expenses of $4.2 million due to shelter at home and other restrictions on our employees due to COVID-19 resulting in the cancellation of non-essential off-site activities, a decrease in deferred compensation expenses of $4.2 million as a result of decreases in the market value of investments to which employee deferred compensation liability balances are tracked, a decrease in professional fees of $2.5 million due primarily to reduced legal expenses due to work on legal matters being postponed resulting from temporary court closures and a decrease in equity-based compensation expenses of $1.3 million resulting primarily from non-recurring prior year period adjustments to the amount of performance-based restricted share units granted in 2017 that were estimated to ultimately vest, partially offset by an increase in accrued recurring cash incentive compensation expense to our management and non-management employees of $8.9 million, an increase in payroll and payroll related expenses of $1.6 million due to annual pay increases and increased employee termination pay, an increase in software licenses and subscriptions expenses of $1.4 million due primarily to the addition of new sales and customer service applications and $0.2 million of other net expense increases.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the six months ended June 30, 2020 and 2019 (in thousands of U.S. dollars):

	Six Months Ended
	June 30,
	2020	2019
Net cash provided by operating activities	$753,185	$753,048
Net cash used in investing activities	(359,956)	(640,290)
Net cash provided by (used) in financing activities	67,515	(223,258)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(541)	270
Net increase (decrease) in cash, cash equivalents and restricted cash	460,203	(110,230)
Cash, cash equivalents and restricted cash at beginning of period	423,221	403,966
Cash, cash equivalents and restricted cash at end of period	$883,424	$293,736

Operating Activities Cash Flows

For the six months ended June 30, 2020, net cash provided by operating activities was $753.2 million. For the six months ended June 30, 2019, net cash provided by operating activities was $753.0 million. The $0.2 million increase was due primarily to the following:

1)	Accounts receivable — Our increase in net cash provided by operating activities was favorably impacted by $87.8 million from collections of accounts receivable. Although our revenues were adversely impacted by COVID-19, our operating cash flows benefit from the collection of outstanding accounts receivable existing prior to the recent economic downturn, with accounts receivable at June 30, 2020 reflecting the impact of lower uncollected revenues.

2)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was unfavorably impacted by $51.1 million from accounts payable and accrued liabilities. Although certain operating expenses declined as a result of solid waste and E&P volume losses due to economic disruptions resulting from COVID-19, our operating cash flows are adversely impacted from the payment of outstanding liabilities existing prior to the recent economic downturn, with accounts payable and accrued liabilities at June 30, 2020 reflecting the impact of lower unpaid expenses. This decrease was partially offset by an increase in accrued payroll tax liabilities of $13.7 million associated with our deferral of qualifying U.S. payroll and other tax payments as permitted by the CARES Act.
3)	Decrease in earnings — Our increase in net cash provided by operating activities was unfavorably impacted by $33.6 million from a decrease in net income (loss), excluding depreciation, amortization of intangibles, amortization of leases, deferred income taxes, share-based compensation, adjustments to and payments of contingent consideration recorded in earnings and loss on disposal of assets and impairments, due primarily to economic disruptions resulting from COVID-19.

As of June 30, 2020, we had a working capital surplus of $465.6 million, including cash and equivalents of $790.6 million.  Our working capital surplus increased $342.2 million from a working capital surplus of $123.4 million at December 31, 2019, including cash and equivalents of $326.7 million, due primarily to the impact of increased cash balances and higher short-term contingent consideration liabilities being partially offset by reductions in accounts receivable and prepaid income taxes. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $280.3 million to $360.0 million for the six months ended June 30, 2020, from $640.3 million for the six months ended June 30, 2019. The significant components of the decrease included the following:

1)	A decrease in cash paid for acquisitions of $295.1 million due primarily to a decrease in acquisitions closed during the six months ended June 30, 2020;
2)	An increase from higher draws on restricted asset accounts of $10.7 million;
3)	An increase from increased proceeds from the sale of property and equipment of $9.4 million; less
4)	An increase in capital expenditures for undeveloped landfill property of $16.4 million associated with expansion land at certain existing landfill facilities; less
5)	An increase in capital expenditures of $14.9 million due to an increase in vehicles for operations owned in the comparable periods and additional trucks, landfill sites costs and buildings for operations acquired subsequent to December 31, 2018.

Financing Activities Cash Flows

Net cash provided by financing activities increased $290.8 million to $67.5 million for the six months ended June 30, 2020, from net cash used in financing activities of $223.3 million for the six months ended June 30, 2019. The significant components of the increase included the following:

1)	An increase from the net change in long-term borrowings of $424.9 million (long-term borrowings increased $306.5 million during the six months ended June 30, 2020 and decreased $118.4 million during the six months ended June 30, 2019) due primarily to maintaining a portion of the proceeds from our 2050 Senior Notes in cash; less
2)	An increase in payments to repurchase our common shares of $105.7 million as we resumed our share repurchase activity during the six months ended June 30, 2020; less

3)	An increase in debt issuance costs of $5.1 million due to costs incurred during the six months ended June 30, 2020 for our 2030 Senior Notes and 2050 Senior Notes exceeding costs incurred during the six months ended June 30, 2019 for our 2029 Senior Notes; less
4)	An increase in tax withholdings related to net share settlements of equity-based compensation of $6.0 million due to an increase in the value of equity-based compensation awards vesting; less
5)	An increase in cash dividends paid of $12.7 million due primarily to an increase in our quarterly dividend rate for the six months ended June 30, 2020 to $0.185 per share, from $0.16 per share for the six months ended June 30, 2019.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

On July 25, 2019, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 13,184,474 of our common shares during the period of August 8, 2019 to August 7, 2020 or until such earlier time as the NCIB is completed or terminated at our option. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Senior Vice President and Chief Financial Officer at (832) 442-2200.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of our common shares and overall market conditions. All common shares purchased under the NCIB will be immediately cancelled following their repurchase.  Information regarding our NCIB can be found under the “Shareholders’ Equity” section in Note 17 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

On July 23, 2020, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our NCIB. The Company received TSX approval for its annual renewal of the NCIB on August 5, 2020. The renewal will follow on the conclusion of our current NCIB expiring August 7, 2020. We are authorized to make purchases during the period of August 10, 2020 to August 9, 2021 or until such earlier time as the NCIB is completed or terminated at our option.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2019, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.025, from $0.16 to $0.185 per share. Cash dividends of $96.9 million and $84.2 million were paid during the six months ended June 30, 2020 and 2019, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $268.7 million in capital expenditures for property and equipment during the six months ended June 30, 2020, and we expect to make total capital expenditures for property and equipment of approximately $550 million in 2020.  In addition, we made $16.4 million in capital expenditures for undeveloped landfill property during the six months ended June 30, 2020 and may opportunistically make other capital expenditures for undeveloped landfill property in 2020. We have funded and intend to fund the balance of our planned 2020 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and municipal solid waste and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital. Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of June 30, 2020, $650.0 million under the term loan and $193.3 million under the revolving credit facility were outstanding under our Credit Agreement, exclusive of outstanding standby letters of credit of $108.3 million. Our Credit Agreement matures in March 2023.

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

We are a well-known seasoned issuer with an effective shelf registration statement on Form S-3 filed in May 2018, which registers an unspecified amount of debt securities, including debentures, notes or other types of debt.   In the future, we may issue debt securities under our shelf registration statement or in private placements from time to time on an opportunistic basis, based on market conditions and available pricing. Unless otherwise indicated in the relevant offering documents, we expect to use the proceeds from any such offerings for general corporate purposes, including repaying, redeeming or repurchasing debt, acquiring additional assets or businesses, capital expenditures and increasing our working capital.

As of June 30, 2020, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$4,730,904	$7,658	$1,425,789	$157,876	$3,139,581
Cash interest payments	$1,251,156	$151,164	$276,389	$194,395	$629,208
Contingent consideration	$109,041	$62,213	$7,077	$3,224	$36,527
Operating leases	$215,602	$19,214	$66,686	$49,968	$79,734
Final capping, closure and post-closure	$1,529,338	$6,514	$65,995	$13,750	$1,443,079

____________________

Long-term debt payments include:

1)	$193.3 million in principal payments due March 2023 related to our revolving credit facility under our Credit Agreement. We may elect to draw amounts on our Credit Agreement in U.S. dollar LIBOR rate loans, U.S. dollar base rate loans, Canadian-based bankers’ acceptances, and Canadian dollar prime rate loans. At June 30, 2020, $175.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. LIBOR rate loans, which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 1.38% on such date)

and $18.3 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, which bear interest at the Canadian Dollar Offered Rate plus the applicable acceptance fee (for a total rate of 1.71% on such date).
2)	$650.0 million in principal payments due March 2023 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At June 30, 2020, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 1.38% on such date).
3)	$100.0 million in principal payments due 2021 related to our 2021 Senior Notes. The 2021 Senior Notes bear interest at a rate of 4.64%. We have recorded this obligation in the payments due in 1 to 3 years category in the table above as we have the intent and ability to redeem the 2021 Senior Notes on April 1, 2021 using borrowings under our Credit Agreement.
4)	$150.0 million in principal payments due 2021 related to our New 2021 Senior Notes. The New 2021 Senior Notes bear interest at a rate of 2.39%. We have recorded this obligation in the payments due in 1 to 3 years category in the table above as we have the intent and ability to redeem the New 2021 Senior Notes on June 1, 2021 using borrowings under our Credit Agreement.
5)	$125.0 million in principal payments due 2022 related to our 2022 Senior Notes. The 2022 Senior Notes bear interest at a rate of 3.09%.
6)	$200.0 million in principal payments due 2023 related to our 2023 Senior Notes. The 2023 Senior Notes bear interest at a rate of 2.75%.
7)	$150.0 million in principal payments due 2024 related to our 2024 Senior Notes. The 2024 Senior Notes bear interest at a rate of 3.24%.
8)	$375.0 million in principal payments due 2025 related to our 2025 Senior Notes. The 2025 Senior Notes bear interest at a rate of 3.41%.
9)	$400.0 million in principal payments due 2026 related to our 2026 Senior Notes. The 2026 Senior Notes bear interest at a rate of 3.03%.
10)	$250.0 million in principal payments due 2027 related to our 2027 Senior Notes. The 2027 Senior Notes bear interest at a rate of 3.49%.
11)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
12)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
13)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
14)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
15)	$44.9 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at June 30, 2020, and have maturity dates ranging from 2021 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin, the base rate plus the applicable base rate margin, the Canadian Dollar Offered Rate plus the applicable acceptance fee and the Canadian prime rate plus the applicable prime rate margin at June 30, 2020. We assumed the Credit Agreement is paid off when it matures in March 2023.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $88.0 million recorded as liabilities in our Condensed Consolidated Financial Statements at June 30, 2020, and $21.0 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$140,533	$82,728	$57,805	$—	$—

____________________

(1)	We are party to unconditional purchase obligations. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At June 30, 2020, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 60.0 million gallons remaining to be purchased for a total of $140.5 million. The current fuel purchase contracts expire on or before December 31, 2022. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2020, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $1.140 billion and $1.081 billion at June 30, 2020 and December 31, 2019, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2020, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the six month periods ended June 30, 2020 and 2019, at all of our landfills during the respective period, is shown below (tons in thousands):

	Six Months Ended June 30,
	2020		2019
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	88	21,522	92	22,487
Operated landfills	4	274	4	278
	92	21,796	96	22,765

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the six month periods ended June 30, 2020 and 2019, are calculated as follows (amounts in thousands of U.S. dollars):

	Six Months Ended
	June 30,
	2020	2019
Net cash provided by operating activities	$753,185	$753,048
Less: Change in book overdraft	(606)	(534)
Plus: Proceeds from disposal of assets	10,642	1,198
Less: Capital expenditures for property and equipment	(268,711)	(253,790)
Less: Distributions to noncontrolling interests	—	(117)
Adjustments:
Cash received for divestitures (a)	(4,974)	(2,376)
Transaction-related expenses (b)	2,162	7,021
Pre-existing Progressive Waste share-based grants (c)	6,440	2,371
Tax effect (d)	(3,569)	(2,910)
Adjusted free cash flow	$494,569	$503,911

____________________

(a)	Reflects the elimination of cash received in conjunction with the divestiture of certain Progressive Waste operations.
(b)	Reflects the addback of acquisition-related transaction costs.
(c)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.
(d)	The aggregate tax effect of footnotes (a) through (c) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income (loss) attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus or minus income tax provision (benefit), plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three and six month periods ended June 30, 2020 and 2019, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss) attributable to Waste Connections	$(227,072)	$148,848	$(84,037)	$274,470
Less: Net loss attributable to noncontrolling interests	(395)	(9)	(536)	(54)
Plus (less): Income tax provision (benefit)	(38,737)	39,788	(10,003)	67,756
Plus: Interest expense	40,936	37,245	78,926	74,533
Less: Interest income	(1,317)	(1,818)	(3,493)	(5,129)
Plus: Depreciation and amortization	183,001	188,120	365,460	365,509
Plus: Closure and post-closure accretion	3,709	3,682	7,617	7,172
Plus: Impairments and other operating items	437,270	3,902	438,777	20,014
Plus (less): Other expense (income), net	(5,772)	(1,920)	3,749	(4,581)
Adjustments:
Plus: Transaction-related expenses (a)	1,016	6,184	2,162	7,021
Plus: Fair value changes to certain equity awards (b)	1,683	1,262	4,223	4,283
Adjusted EBITDA	$394,322	$425,284	$802,845	$810,994

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three and six month periods ended June 30, 2020 and 2019, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Reported net income (loss) attributable to Waste Connections	$(227,072)	$148,848	$(84,037)	$274,470
Adjustments:
Amortization of intangibles (a)	31,771	31,344	63,409	61,886
Impairments and other operating items (b)	437,270	3,902	438,777	20,014
Transaction-related expenses (c)	1,016	6,184	2,162	7,021
Fair value changes to equity awards (d)	1,683	1,262	4,223	4,283
Tax effect (e)	(118,220)	(10,272)	(127,523)	(22,469)
Tax items (f)	31,508	—	31,508	—
Adjusted net income attributable to Waste Connections	$157,956	$181,268	$328,519	$345,205

Diluted earnings (loss) per common share attributable to Waste Connections’ common shareholders:
Reported net income (loss)	$(0.86)	$0.56	$(0.32)	$1.04
Adjusted net income	$0.60	$0.69	$1.25	$1.31

Shares used in the per share calculations:
Reported diluted shares	262,994,275	264,494,943	263,390,685	264,416,610
Adjusted diluted shares (g)	263,317,054	264,494,943	263,833,471	264,416,610

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	The aggregate tax effect of the adjustments in footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.
(f)	Reflects the impact of a portion of our 2019 related-party payments no longer being deductible for tax purposes due to the finalization of tax regulations on April 7, 2020 under Internal Revenue Code section 267A and an increase in deferred tax liabilities resulting from the E&P impairment.
(g)	Reflects reported diluted shares adjusted for shares that were excluded from the reported diluted shares calculation due to our reporting of a net loss during the three and six months ended June 30, 2020.

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

At June 30, 2020, our derivative instruments included 14 interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at June 30, 2020 and December 31, 2019, of $18.3 million and $766.2 million, respectively, including floating rate debt under our Credit Agreement. A one percentage point increase in interest rates on our variable-rate debt as of June 30, 2020 and December 31, 2019, would decrease our annual pre-tax income by approximately $0.2 million and $7.7 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At June 30, 2020, we had no fuel hedge agreements in place; however, we have entered into fixed price fuel purchase contracts for 2020 as described below.

For the year ending December 31, 2020, we expect to purchase approximately 79.3 million gallons of fuel, of which 45.4 million gallons will be purchased at market prices and 33.9 million gallons will be purchased under our fixed price fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the six month period of July 1, 2020 to December 31, 2020, we expect to purchase approximately 22.7 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining six months in 2020 would decrease our pre-tax income during this period by approximately $2.3 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market other collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the six months ended June 30, 2020 and 2019, would have had a $3.7 million and $3.6 million impact on revenues for the six months ended June 30, 2020 and 2019, respectively.

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

Based on this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded as of June 30, 2020, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Information regarding our legal proceedings can be found in Note 18 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 6.Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2017)
3.2	Articles of Amalgamation (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 7, 2016)
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 7, 2016)
3.4	By-law No. 1 of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed on June 7, 2016)
10.1	2020 Employee Share Purchase Plan (incorporated by reference to Appendix C of the Registrant’s definitive proxy statement on Schedule 14A, filed April 3, 2020)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: August 7, 2020	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman
President and Chief Executive Officer

Date: August 7, 2020	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Senior Vice President and Chief Financial Officer