Form 10-Q
period 2020-09-30
Waste Connections, Inc.
filed 2020-10-29
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of October 16, 2020: 262,897,746 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and equivalents	$859,096	$326,738
Accounts receivable, net of allowance for credit losses of $20,657 and $16,432 at September 30, 2020 and December 31, 2019, respectively	616,630	662,808
Prepaid expenses and other current assets	115,690	141,052
Total current assets	1,591,416	1,130,598

Restricted cash	96,519	96,483
Restricted investments	47,161	51,179
Property and equipment, net	5,193,378	5,516,347
Operating lease right-of-use assets	168,974	183,220
Goodwill	5,534,567	5,510,851
Intangible assets, net	1,127,279	1,163,063
Other assets, net	90,153	85,954
Total assets	$13,849,447	$13,737,695
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$403,946	$436,970
Book overdraft	15,092	15,954
Accrued liabilities	400,293	280,808
Current portion of operating lease liabilities	30,196	29,929
Current portion of contingent consideration	62,492	26,659
Deferred revenue	216,675	216,443
Current portion of long-term debt and notes payable	6,772	465
Total current liabilities	1,135,466	1,007,228

Long-term portion of debt and notes payable	4,680,219	4,353,782
Long-term portion of operating lease liabilities	145,642	160,033
Long-term portion of contingent consideration	26,030	42,825
Deferred income taxes	725,343	818,622
Other long-term liabilities	470,558	416,851
Total liabilities	7,183,258	6,799,341

Commitments and contingencies (Note 19)

Equity:
Common shares: 262,897,009 shares issued and 262,822,825 shares outstanding at September 30, 2020; 263,699,675 shares issued and 263,618,161 shares outstanding at December 31, 2019	4,030,368	4,135,343
Additional paid-in capital	162,606	154,917
Accumulated other comprehensive loss	(113,338)	(10,963)
Treasury shares: 74,184 and 81,514 shares at September 30, 2020 and December 31, 2019, respectively	—	—
Retained earnings	2,582,298	2,654,207
Total Waste Connections’ equity	6,661,934	6,933,504
Noncontrolling interest in subsidiaries	4,255	4,850
Total equity	6,666,189	6,938,354
	$13,849,447	$13,737,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$1,389,552	$1,412,444	$4,047,739	$4,026,719
Operating expenses:
Cost of operations	828,822	835,098	2,429,957	2,384,607
Selling, general and administrative	136,003	137,883	404,213	410,132
Depreciation	157,590	157,994	459,641	461,616
Amortization of intangibles	32,653	31,934	96,062	93,821
Impairments and other operating items	3,805	12,935	442,582	32,949
Operating income	230,679	236,600	215,284	643,594

Interest expense	(40,636)	(36,780)	(119,562)	(111,313)
Interest income	903	2,056	4,396	7,186
Other income (expense), net	702	(19)	(3,046)	4,562
Income before income tax provision	191,648	201,857	97,072	544,029

Income tax provision	(33,657)	(42,783)	(23,654)	(110,539)
Net income	157,991	159,074	73,418	433,490
Plus: Net loss attributable to noncontrolling interests	58	35	594	89
Net income attributable to Waste Connections	$158,049	$159,109	$74,012	$433,579

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.60	$0.60	$0.28	$1.64
Diluted	$0.60	$0.60	$0.28	$1.64

Shares used in the per share calculations:
Basic	262,998,317	263,853,681	263,253,087	263,768,258
Diluted	263,507,486	264,587,456	263,718,001	264,473,345

Cash dividends per common share	$0.185	$0.160	$0.555	$0.480

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$157,991	$159,074	$73,418	$433,490

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	2,893	(1,974)	4,595	(6,918)
Changes in fair value of interest rate swaps	1,846	(15,482)	(68,047)	(56,818)
Foreign currency translation adjustment	45,886	(24,911)	(55,738)	60,404
Other comprehensive income (loss), before tax	50,625	(42,367)	(119,190)	(3,332)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1,256)	4,626	16,815	16,890
Other comprehensive income (loss), net of tax	49,369	(37,741)	(102,375)	13,558
Comprehensive income (loss)	207,360	121,333	(28,957)	447,048
Plus: Comprehensive loss attributable to noncontrolling interests	58	35	594	89
Comprehensive income (loss) attributable to Waste Connections	$207,418	$121,368	$(28,363)	$447,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	LOSS	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2019	263,618,161	$4,135,343	$154,917	$(10,963)	81,514	$—	$2,654,207	$4,850	$6,938,354
Sale of common shares held in trust	7,330	679	—	—	(7,330)	—	—	—	679
Vesting of restricted share units	366,603	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	281,186	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	20,229	—	—	—	—	—	—	—	—
Fair value adjustment for common shares in deferred compensation plan exchanged for other investment options	—	—	(533)	—	—	—	—	—	(533)
Tax withholdings related to net share settlements of equity-based compensation	(226,766)	—	(23,090)	—	—	—	—	—	(23,090)
Equity-based compensation	—	—	10,144	—	—	—	—	—	10,144
Exercise of warrants	9,751	—	—	—	—	—	—	—	—
Repurchase of common shares	(1,271,977)	(105,654)	—	—	—	—	—	—	(105,654)
Cash dividends on common shares	—	—	—	—	—	—	(48,018)	—	(48,018)
Amounts reclassified into earnings, net of taxes	—	—	—	(323)	—	—	—	—	(323)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(42,649)	—	—	—	—	(42,649)
Foreign currency translation adjustment	—	—	—	(184,717)	—	—	—	—	(184,717)
Net income (loss)	—	—	—	—	—	—	143,035	(142)	142,893
Balances at March 31, 2020	262,804,517	4,030,368	141,438	(238,652)	74,184	—	2,749,224	4,708	6,687,086
Vesting of restricted share units	5,537	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	3,269	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(2,398)	—	(201)	—	—	—	—	—	(201)
Equity-based compensation	—	—	9,912	—	—	—	—	—	9,912
Exercise of warrants	240	—	—	—	—	—	—	—	—
Cash dividends on common shares	—	—	—	—	—	—	(48,894)	—	(48,894)
Amounts reclassified into earnings, net of taxes	—	—	—	1,574	—	—	—	—	1,574
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(8,722)	—	—	—	—	(8,722)
Foreign currency translation adjustment	—	—	—	83,093	—	—	—	—	83,093
Net loss	—	—	—	—	—	—	(227,072)	(395)	(227,467)
Balances at June 30, 2020	262,811,165	4,030,368	151,149	(162,707)	74,184	—	2,473,258	4,313	6,496,381
Vesting of restricted share units	3,228	—	—	—	—	—	—	—	—
Fair value adjustment for common shares in deferred compensation plan exchanged for other investment options	—	—	(145)	—	—	—	—	—	(145)
Tax withholdings related to net share settlements of equity-based compensation	(1,003)	—	(99)	—	—	—	—	—	(99)
Equity-based compensation	—	—	11,701	—	—	—	—	—	11,701
Exercise of warrants	9,435	—	—	—	—	—	—	—	—
Cash dividends on common shares	—	—	—	—	—	—	(49,009)	—	(49,009)
Amounts reclassified into earnings, net of taxes	—	—	—	2,126	—	—	—	—	2,126
Changes in fair value of cash flow hedges, net of taxes	—	—	—	1,357	—	—	—	—	1,357
Foreign currency translation adjustment	—	—	—	45,886	—	—	—	—	45,886
Net income (loss)	—	—	—	—	—	—	158,049	(58)	157,991
Balances at September 30, 2020	262,822,825	$4,030,368	$162,606	$(113,338)	74,184	$—	$2,582,298	$4,255	$6,666,189

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

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,418	$433,490
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	423,832	31,852
Depreciation	459,641	461,616
Amortization of intangibles	96,062	93,821
Amortization of leases	14,281	17,661
Deferred income taxes, net of acquisitions	(77,613)	41,481
Amortization of debt issuance costs	6,146	3,708
Share-based compensation	38,316	35,510
Interest accretion	12,843	12,283
Adjustments to contingent consideration	16,852	1,466
Other	936	(1,316)
Net change in operating assets and liabilities, net of acquisitions	120,859	53,858
Net cash provided by operating activities	1,185,573	1,185,430

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(173,810)	(420,392)
Capital expenditures for property and equipment	(420,694)	(433,526)
Capital expenditures for undeveloped landfill property	(66,809)	(31,683)
Proceeds from disposal of assets	11,564	2,626
Other	(317)	(2,697)
Net cash used in investing activities	(650,066)	(885,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,790,625	1,021,795
Principal payments on notes payable and long-term debt	(1,505,641)	(1,184,165)
Payment of contingent consideration recorded at acquisition date	(2,812)	(1,621)
Change in book overdraft	(862)	1,911
Payments for repurchase of common shares	(105,654)	—
Payments for cash dividends	(145,921)	(126,348)
Tax withholdings related to net share settlements of equity-based compensation	(23,390)	(17,592)
Debt issuance costs	(11,117)	(5,938)
Proceeds from sale of common shares held in trust	679	4,036
Distributions to noncontrolling interests	—	(117)
Net cash used in financing activities	(4,093)	(308,039)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	980	143

Net increase (decrease) in cash, cash equivalents and restricted cash	532,394	(8,138)
Cash, cash equivalents and restricted cash at beginning of period	423,221	403,966
Cash, cash equivalents and restricted cash at end of period	$955,615	$395,828

Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$67,791	$94,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three and nine month periods ended September 30, 2020 and 2019. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

The challenges posed by the outbreak of coronavirus disease 2019 (“COVID-19”) on the global economy persisted through the third quarter of 2020 and continue to impact the demand for the Company’s services to varying degrees and in varying ways across the U.S. and Canada and across a variety of lines of business, including commercial collection and solid waste and exploration and production (“E&P”) waste disposal.  In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing.  In some markets where a portion of these measures have been curtailed, the impact to demand for the Company’s services has decreased as activity levels have increased. The impact of the COVID-19 pandemic on the Company’s business, results of operations, financial condition and cash flows in future periods will depend largely on future developments, including the duration and spread of the outbreak in the U.S. and Canada, its severity, the actions to contain the novel coronavirus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted at this time.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

3.NEW ACCOUNTING STANDARDS

Accounting Standards Adopted

Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.  In June 2016, the Financial Accounting Standards Board, (“FASB”) issued guidance introducing a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables, that requires entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts.  The standard became effective for public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers for annual periods beginning after December 15, 2019 and interim periods within those years.  The Company adopted the new standard on January 1, 2020.  The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements as pre-existing processes for estimating expected credit losses for trade receivables aligned with the expected credit loss model.  See Note 7 for additional information and disclosures related to the adoption of this new standard.

Accounting Standards Pending Adoption

Income Taxes – Simplifying the Accounting for Income Taxes.  In December 2019, the FASB issued guidance that simplifies the accounting for income taxes as part of its overall initiative to reduce complexity in applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements.  The amendments include removal of certain exceptions to the general principles of income taxes, and simplification in several other areas such as accounting for a franchise tax that is partially based on income. The standard will be effective for public business entities that are SEC filers for annual periods beginning after December 15, 2020, and interim periods within those reporting periods. Early adoption is permitted.  The Company is currently assessing the impact that adopting this guidance will have on its condensed consolidated financial statements.

Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  In March 2020, the FASB issued guidance to provide temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”), anticipated to be phased out by the end of 2021, and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”).  Under the new guidance, entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met.  An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination.  Under the guidance, entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.

The guidance is effective upon issuance.  The guidance on contract modifications is applied prospectively from any date beginning March 12, 2020.  It may also be applied to modifications of existing contracts made earlier in the interim period that includes the effective date.  The guidance on hedging is applied to eligible hedging relationships existing as of the beginning of the interim period that includes the effective date and to new eligible hedging relationships entered into after the beginning of that interim period.  The relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date.  However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022.  The Company is currently assessing the potential impact of implementing this new guidance on its condensed consolidated financial statements.  To the extent that the transition away from the use of LIBOR might affect the Company’s ability to maintain cash flow hedge accounting as described in Note 13, the relief is expected to permit the Company to maintain that cash flow hedge accounting.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

4.RECLASSIFICATION

As disclosed within other notes to the financial statements, segment information reported in the Company’s prior year has been reclassified to conform to the 2020 presentation.

5.IMPAIRMENTS OF PROPERTY, EQUIPMENT, GOODWILL AND INTANGIBLE ASSETS

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

The Company estimates the fair value of each of its reporting units using discounted cash flow analyses. Through June 30, 2020, the Company’s reporting units consisted of its five geographic solid waste operating segments and its E&P segment. As of July 2020, the Company combined all operations of the E&P segment into the Southern segment, based

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

on the Company’s determination that the two operating segments met the aggregation criteria, and eliminated the E&P segment. Discounted cash flow analyses require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows, growth rates and income tax rates. The Company compares the fair value of each reporting unit with the carrying value of the net assets assigned to each reporting unit. If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results. If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In testing indefinite-lived intangible assets for impairment, the Company compares the estimated fair value of each indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in the Company’s Condensed Consolidated Statements of Net Income.

The demand for the Company’s E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile. Macroeconomic and geopolitical conditions, including a significant decline in oil prices driven by both surplus production and supply, as well as the decrease in demand caused by factors including the COVID-19 pandemic, have resulted in decreased levels of oil and natural gas exploration and production activity and a corresponding decrease in demand for the Company’s E&P waste services.  During the nine months ended September 30, 2020, total E&P revenue declined $75,158, compared to the prior year period, on rig count declines of 72% in certain basins.  The most impacted basins include the Williston Basin in North Dakota, the Eagle Ford Basin in Texas and the Powder River Basin in Wyoming, all of which have relatively high costs associated with drilling, making them less attractive than other basins, including the Permian Basin in Texas and New Mexico.  Additionally, across the industry there is uncertainty regarding future demand for oil and related services, as noted by several energy companies, many of whom are customers of the Company’s E&P segment.  These companies have written down the values of their oil and gas assets in anticipation of the potential for the decarbonization of their energy product mix given an increased global focus on reducing greenhouse gases and addressing climate change. Such uncertainty regarding global demand has had a significant impact on the investment and operating plans of the Company’s E&P waste customers in the basins where the Company operates.

The decrease in exploration and production activity, together with market expectations of a likely slow recovery in oil prices, reduced the expected future period cash flows of the Company’s E&P operations.  Based on these events, the Company concluded that a triggering event occurred which required the Company to perform an impairment test of the property and equipment and intangible assets of its E&P operations as of June 30, 2020 using July 2020 industry projections for drilling activity by basin as the basis for expectations about future activity.  Based upon the results of the impairment test, the Company concluded that the carrying value exceeded the projected undiscounted cash flows of four E&P landfills. The next step was to calculate the fair value of these four landfills using an income approach employing a discounted cash flow (“DCF”) model over the lesser of 40 years or the remaining life of each landfill. Additional key assumptions used in the DCF model included a discount rate of 12% applied to the cash flows, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas exploration and production activity during the forecast period at each location, gross margins based on estimated operating expense requirements during the forecast period, estimated capital expenditures over the forecast period and income taxes based on the estimated federal and state income tax rates applicable during the cash flow periods. For each of the four landfills, the carrying value exceeded the calculated discounted fair value, resulting in the recording of an impairment charge of $417,384 to Impairments and other operating items in the Condensed Consolidated Statements of Net Income during the nine months ended September 30, 2020.  The four landfills had $0 of intangible assets at June 30, 2020; therefore, no impairment charge was attributable to intangible assets. The impairment charge reduced the carrying value of property and equipment by $417,384.  If the estimated annual cash flows in the DCF model for each asset or asset group tested was changed by 10%, the resulting impairment charge would change by approximately $3,000.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The aforementioned impairment charges were partially offset by a $4,145 adjustment to reduce the fair value of an amount payable in 2021 under a liability-classified contingent consideration arrangement calculated on future earnings and cash flows associated with the acquisition of an E&P business in 2014. Based upon the outlook for E&P waste services in the market where the acquired business operates, the payment of the contingent consideration was deemed unlikely and the carrying value was reduced to $0 as of June 30, 2020, resulting in a credit to Impairments and other operating items in the Condensed Consolidated Statements of Net Income.

6.REVENUE

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, non-hazardous E&P waste treatment, recovery and disposal services, and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commercial	$406,037	$408,415	$1,197,971	$1,186,565
Residential	387,566	355,574	1,131,486	1,024,105
Industrial and construction roll off	216,894	226,801	618,122	629,597
Total collection	1,010,497	990,790	2,947,579	2,840,267
Landfill	308,795	310,633	855,631	852,073
Transfer	205,910	209,585	575,761	575,337
Recycling	21,377	14,142	59,701	50,676
E&P	26,218	70,874	131,748	205,743
Intermodal and other	27,141	26,520	84,970	90,491
Intercompany	(210,386)	(210,100)	(607,651)	(587,868)
Total	$1,389,552	$1,412,444	$4,047,739	$4,026,719

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided.  Substantially all of the deferred revenue recorded as of June 30, 2020 was recognized as revenue during the three months ended September 30, 2020 when the service was performed.

See Note 12 for additional information regarding revenue by reportable segment.

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Condensed Consolidated Balance Sheet, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity would have recognized is one year or less.  The Company had $19,669 and $16,846 of deferred sales incentives at September 30, 2020 and December 31, 2019, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

7.ACCOUNTS RECEIVABLE

Accounts receivable are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for credit losses, represents their estimated net realizable value.

The allowance for credit losses is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics.  The Company monitors the collectability of its trade receivables as one overall pool due to all trade receivables having similar risk characteristics.  The Company estimates its allowance for credit losses based on historical collection trends, the age of outstanding receivables, geographical location of the customer, existing economic conditions and reasonable forecasts. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due.

The following is a rollforward of the Company’s allowance for credit losses from January 1, 2020 to September 30, 2020:

Beginning balance	$16,432
Current period provision for expected credit losses	13,092
Write-offs charged against the allowance	(13,540)
Recoveries collected	4,722
Impact of changes in foreign currency	(49)
Ending balance	$20,657

8.LANDFILL ACCOUNTING

At September 30, 2020, the Company’s landfills consisted of 83 owned landfills, six landfills operated under life-of-site operating agreements, four landfills operated under limited-term operating agreements and one development stage landfill. The Company’s landfills had site costs with a net book value of $2,645,221 at September 30, 2020. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Based on remaining permitted capacity as of September 30, 2020, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 28 years. As of September 30, 2020, the Company is seeking to expand permitted capacity at ten of its owned landfills and three landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 32 years, with lives ranging from approximately 1 to 204 years.

During the nine months ended September 30, 2020 and 2019, the Company expensed $149,988 and $169,064, respectively, or an average of $4.51 and $4.77 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2020 and 2019 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects the Company’s long-term credit adjusted risk free rate. The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2020 and 2019. The resulting final capping, closure and post-closure obligations are recorded on the Condensed Consolidated Balance Sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the nine months ended September 30, 2020 and 2019, the Company expensed $11,174 and $10,656, respectively, or an average of $0.34 and $0.30 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2019 to September 30, 2020:

Final capping, closure and post-closure liability at December 31, 2019	$291,474
Liability adjustments	(1,861)
Accretion expense associated with landfill obligations	11,174
Closure payments	(3,257)
Assumption of closure liabilities from acquisitions	2,135
Foreign currency translation adjustment	(1,178)
Final capping, closure and post-closure liability at September 30, 2020	$298,487

Liability adjustments of $1,861 for the nine months ended September 30, 2020, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At September 30, 2020 and December 31, 2019, $17,589 and $12,324, respectively, of the Company’s restricted cash balance and $44,558 and $48,590, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

9.ACQUISITIONS

The Company acquired 11 individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses during the nine months ended September 30, 2020.  The total acquisition-related costs incurred during the nine months ended September 30, 2020 for these acquisitions were $4,497. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

The Company acquired 13 individually immaterial non-hazardous solid waste collection, transfer and disposal businesses during the nine months ended September 30, 2019. The total acquisition-related costs incurred during the nine months ended September 30, 2019 for these acquisitions were $8,057. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

Goodwill acquired during the nine months ended September 30, 2020 and 2019, totaling $48,926 and $81,903, respectively, is expected to be deductible for tax purposes.

The fair value of acquired working capital related to six individually immaterial acquisitions completed during the twelve months ended September 30, 2020, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these six acquisitions are not expected to be material to the Company’s financial position.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

10.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at September 30, 2020:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$588,000	$(220,502)	$—	$367,498
Customer lists	594,215	(360,264)	—	233,951
Permits and other	364,263	(74,120)	—	290,143
	1,546,478	(654,886)	—	891,592
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	172,056	—	—	172,056
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	274,194	—	(38,507)	235,687
Intangible assets, exclusive of goodwill	$1,820,672	$(654,886)	$(38,507)	$1,127,279

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the nine months ended September 30, 2020 was 14.1 years. The weighted-average amortization period of customer lists acquired during the nine months ended September 30, 2020 was 11.0 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2019:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$550,340	$(192,462)	$—	$357,878
Customer lists	587,562	(308,427)	—	279,135
Permits and other	367,127	(63,299)	—	303,828
	1,505,029	(564,188)	—	940,841
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	—	—	158,591
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	260,729	—	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,765,758	$(564,188)	$(38,507)	$1,163,063

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2020	$128,665
For the year ending December 31, 2021	$113,928
For the year ending December 31, 2022	$98,516
For the year ending December 31, 2023	$83,699
For the year ending December 31, 2024	$72,100

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

11.LONG-TERM DEBT

The following table presents the Company’s long-term debt as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Revolver under Credit Agreement, bearing interest ranging from 1.35% to 1.68% (a)	$178,749	$916,247
Term loan under Credit Agreement, bearing interest at 1.35% (a)	650,000	700,000
4.64% Senior Notes due 2021 (b)	100,000	100,000
2.39% Senior Notes due 2021 (c)	150,000	150,000
3.09% Senior Notes due 2022	125,000	125,000
2.75% Senior Notes due 2023	200,000	200,000
3.24% Senior Notes due 2024	150,000	150,000
3.41% Senior Notes due 2025	375,000	375,000
3.03% Senior Notes due 2026	400,000	400,000
3.49% Senior Notes due 2027	250,000	250,000
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
2.60% Senior Notes due 2030	600,000	—
3.05% Senior Notes due 2050	500,000	—
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2021 to 2036 (a)	43,160	9,638
	4,721,909	4,375,885
Less – current portion	(6,772)	(465)
Less – unamortized debt discount and issuance costs	(34,918)	(21,638)
	$4,680,219	$4,353,782

____________________

(a)	Interest rates represent the interest rates incurred at September 30, 2020.
(b)	The Company has recorded the 4.64% Senior Notes due 2021 (the “2021 Senior Notes”) in long-term in the table above as the Company has the intent and ability to redeem the 2021 Senior Notes on April 1, 2021 using borrowings under the Credit Agreement.
(c)	The Company has recorded the 2.39% Senior Notes due 2021 (the “New 2021 Senior Notes”) in long-term in the table above as the Company has the intent and ability to redeem the New 2021 Senior Notes on June 1, 2021 using borrowings under the Credit Agreement.

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

On March 13, 2020, the Company completed an underwritten public offering of $500,000 aggregate principal amount of 3.05% Senior Notes due 2050 (the “2050 Senior Notes”). The 2050 Senior Notes were issued under the Base Indenture, as supplemented by the Fourth Supplemental Indenture, dated as of March 13, 2020 (the Base Indenture as so supplemented, the “Indenture”).  The Company is amortizing a $7,375 debt discount and $5,682 of debt issuance costs through the maturity date.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The covenants in the Indenture include limitations on liens, sale-leaseback transactions and mergers and sales of all or substantially all of the Company’s assets. The Indenture also includes customary events of default with respect to the Notes. As of September 30, 2020, the Company was in compliance with all applicable covenants in the Indenture.

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

Credit Agreement

Details of the Credit Agreement are as follows:

	September 30,	December 31,
	2020	2019
Revolver under Credit Agreement
Available	$1,257,856	$538,642
Letters of credit outstanding	$125,895	$107,611
Total amount drawn, as follows:	$178,749	$916,247
Amount drawn - U.S. LIBOR rate loan	$175,000	$897,000
Interest rate applicable - U.S. LIBOR rate loan	1.35%	2.90%
Amount drawn – Canadian bankers’ acceptance	$3,749	$19,247
Interest rate applicable – Canadian bankers’ acceptance	1.68%	3.18%
Commitment – rate applicable	0.15%	0.12%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$650,000	$700,000
Interest rate applicable – U.S. based LIBOR loan	1.35%	2.90%

12.SEGMENT REPORTING

The Company’s revenues are generated from the collection, transfer, recycling and disposal of non-hazardous solid waste and the treatment, recovery and disposal of non-hazardous E&P waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

Prior to July 2020, the Company managed its operations through five geographic solid waste operating segments and its E&P segment, which were also its reportable segments. As of July 2020, the Company’s chief operating decision maker determined that the Company’s E&P and Southern operating segments met all the aggregation criteria and eliminated the E&P segment by combining all operations of the E&P segment into the Southern segment. After giving effect to this combination, the Company’s reportable segments consist of its five geographic solid waste operating segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. The segment information presented herein reflects the realignment of these districts.  Segment results for the 2019 periods

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

reflected in this report have been reclassified to reflect the realignment of the Company’s reportable segments for comparison with the same period in 2020.

Under the current orientation, the Company’s Eastern segment services customers located in northern Illinois, Kentucky, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; the Company’s Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New Mexico, North Dakota, southern Oklahoma, western Tennessee, Texas, Wyoming and along the Gulf of Mexico; the Company’s Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Central segment services customers located in Arizona, Colorado, southern Illinois, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and the Company’s Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

The Company’s Chief Operating Decision Maker evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA. The Company defines segment EBITDA as earnings before interest, taxes, depreciation, amortization, impairments and other operating items, and other income (expense). Segment EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. The Company’s management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments. A reconciliation of segment EBITDA to Income before income tax provision is included at the end of this Note 12.

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2020 and 2019, is shown in the following tables:

Three Months Ended		Intercompany	Reported	Segment
September 30, 2020	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$413,499	$(69,146)	$344,353	$90,991
Southern	375,636	(45,061)	330,575	81,394
Western	337,768	(36,547)	301,221	101,071
Central	262,458	(33,892)	228,566	82,887
Canada	210,577	(25,740)	184,837	72,516
Corporate(a)	—	—	—	(4,132)
	$1,599,938	$(210,386)	$1,389,552	$424,727

Three Months Ended		Intercompany	Reported	Segment
September 30, 2019	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$399,936	$(69,049)	$330,887	$88,101
Southern	417,133	(45,678)	371,455	113,209
Western	324,859	(35,651)	289,208	90,059
Central	262,737	(32,663)	230,074	81,746
Canada	217,879	(27,059)	190,820	66,794
Corporate(a)	—	—	—	(446)
	$1,622,544	$(210,100)	$1,412,444	$439,463

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Nine Months Ended		Intercompany	Reported	Segment
September 30, 2020	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$1,194,213	$(198,767)	$995,446	$258,333
Southern	1,171,709	(138,412)	1,033,297	276,844
Western	953,861	(105,122)	848,739	267,523
Central	749,093	(95,365)	653,728	235,742
Canada	586,514	(69,985)	516,529	185,589
Corporate(a)	—	—	—	(10,462)
	$4,655,390	$(607,651)	$4,047,739	$1,213,569

Nine Months Ended		Intercompany	Reported	Segment
September 30, 2019	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$1,137,258	$(189,924)	$947,334	$250,106
Southern	1,214,125	(129,931)	1,084,194	327,139
Western	922,737	(101,552)	821,185	253,504
Central	715,997	(89,685)	626,312	219,280
Canada	624,470	(76,776)	547,694	193,702
Corporate(a)	—	—	—	(11,751)
	$4,614,587	$(587,868)	$4,026,719	$1,231,980

____________________

(a)	Corporate consists of expenses associated with its administrative departments and certain centralized expenses including cash and equity-based incentive compensation, direct acquisition expenses and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company. Amounts reflected are net of allocations to the five operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

Total assets for each of the Company’s reportable segments at September 30, 2020 and December 31, 2019, were as follows:

	September 30,	December 31,
	2020	2019
Eastern	$3,055,672	$3,099,283
Southern	3,441,079	3,952,449
Western	1,860,596	1,718,015
Central	1,956,234	1,885,468
Canada	2,444,922	2,490,291
Corporate	1,090,944	592,189
Total Assets	$13,849,447	$13,737,695

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following tables show changes in goodwill during the nine months ended September 30, 2020 and 2019, by reportable segment:

	Eastern	Southern	Western	Central	Canada	Total
Balance as of December 31, 2019	$1,331,180	$1,528,225	$400,037	$729,470	$1,521,939	$5,510,851
Goodwill acquired	6,228	3,648	43,151	10,450	174	63,651
Impact of changes in foreign currency	—	—	—	—	(39,935)	(39,935)
Balance as of September 30, 2020	$1,337,408	$1,531,873	$443,188	$739,920	$1,482,178	$5,534,567

	Eastern	Southern	Western	Central	Canada	Total
Balance as of December 31, 2018	$1,126,486	$1,517,610	$398,174	$540,435	$1,448,980	$5,031,685
Goodwill acquired	22,146	10,329	1,334	189,194	25	223,028
Goodwill divested	—	(845)	—	—	—	(845)
Impact of changes in foreign currency	—	—	—	—	43,688	43,688
Balance as of September 30, 2019	$1,148,632	$1,527,094	$399,508	$729,629	$1,492,693	$5,297,556

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Eastern segment EBITDA	$90,991	$88,101	$258,333	$250,106
Southern segment EBITDA	81,394	113,209	276,844	327,139
Western segment EBITDA	101,071	90,059	267,523	253,504
Central segment EBITDA	82,887	81,746	235,742	219,280
Canada segment EBITDA	72,516	66,794	185,589	193,702
Subtotal reportable segments	428,859	439,909	1,224,031	1,243,731
Unallocated corporate overhead	(4,132)	(446)	(10,462)	(11,751)
Depreciation	(157,590)	(157,994)	(459,641)	(461,616)
Amortization of intangibles	(32,653)	(31,934)	(96,062)	(93,821)
Impairments and other operating items	(3,805)	(12,935)	(442,582)	(32,949)
Interest expense	(40,636)	(36,780)	(119,562)	(111,313)
Interest income	903	2,056	4,396	7,186
Other income (expense), net	702	(19)	(3,046)	4,562
Income before income tax provision	$191,648	$201,857	$97,072	$544,029

13.DERIVATIVE FINANCIAL INSTRUMENTS

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at September 30, 2020 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At September 30, 2020, the Company’s derivative instruments included 10 interest rate swap agreements as follows:

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

____________________

* Plus applicable margin.

On September 28, 2020, the Company terminated four of its interest rate swaps with notional amounts of $150,000, $150,000, $50,000 and $50,000, each of which would have expired in January 2021.  As a result of terminating these interest rate swaps, the Company made total cash payments of $853 to the counterparties of the swap agreements.

The fair values of derivative instruments designated as cash flow hedges as of September 30, 2020, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$—	Accrued liabilities(a)	$(19,825)
			Other long-term liabilities	(83,429)
Total derivatives designated as cash flow hedges		$—		$(103,254)

____________________

(a)Represents the estimated amount of the existing unrealized losses, respectively, on interest rate swaps as of September 30, 2020 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three and nine months ended September 30, 2020 and 2019:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2020	2019		2020	2019
Interest rate swaps	$1,357	$(11,379)	Interest expense	$2,126	$(1,451)

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b), (c)
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019		2020	2019
Interest rate swaps	$(50,014)	$(41,761)	Interest expense	$3,377	$(5,085)

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

See Note 17 for further discussion on the impact of the Company’s hedge accounting to its consolidated comprehensive income (loss) and AOCIL.

14.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of September 30, 2020 and December 31, 2019, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of September 30, 2020 and December 31, 2019, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

where the carrying values do not approximate their fair values as of September 30, 2020 and December 31, 2019, are as follows:

	Carrying Value at		Fair Value* at
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
4.64% Senior Notes due 2021	$100,000	$100,000	$101,590	$102,654
2.39% Senior Notes due 2021	$150,000	$150,000	$150,928	$149,823
3.09% Senior Notes due 2022	$125,000	$125,000	$128,623	$126,884
2.75% Senior Notes due 2023	$200,000	$200,000	$205,995	$201,121
3.24% Senior Notes due 2024	$150,000	$150,000	$157,976	$153,804
3.41% Senior Notes due 2025	$375,000	$375,000	$402,757	$389,127
3.03% Senior Notes due 2026	$400,000	$400,000	$424,805	$406,768
3.49% Senior Notes due 2027	$250,000	$250,000	$271,516	$259,789
4.25% Senior Notes due 2028	$500,000	$500,000	$600,300	$562,050
3.50% Senior Notes due 2029	$500,000	$500,000	$568,850	$533,500
2.60% Senior Notes due 2030	$600,000	$—	$648,060	$—
3.05% Senior Notes due 2050	$500,000	$—	$525,200	$—

____________________

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, restricted cash and investments and contingent consideration, refer to Note 16.

15.NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$158,049	$159,109	$74,012	$433,579
Denominator:
Basic shares outstanding	262,998,317	263,853,681	263,253,087	263,768,258
Dilutive effect of equity-based awards	509,169	733,775	464,914	705,087
Diluted shares outstanding	263,507,486	264,587,456	263,718,001	264,473,345

16.FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At September 30, 2020 and December 31, 2019, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash and investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash and investments measured at fair value are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, were as follows:

	Fair Value Measurement at September 30, 2020 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(103,254)	$—	$(103,254)	$—
Restricted cash and investments	$143,931	$—	$143,931	$—
Contingent consideration	$(88,522)	$—	$—	$(88,522)

	Fair Value Measurement at December 31, 2019 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(39,802)	$—	$(39,802)	$—
Restricted cash and investments	$147,318	$—	$147,318	$—
Contingent consideration	$(69,484)	$—	$—	$(69,484)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$69,484	$54,615
Contingent consideration recorded at acquisition date	3,677	1,003
Payment of contingent consideration recorded at acquisition date	(2,812)	(1,621)
Adjustments to contingent consideration	16,852	1,466
Interest accretion expense	1,422	1,383
Foreign currency translation adjustment	(101)	108
Ending balance	$88,522	$56,954

See Note 5 regarding non-recurring fair value measurements.

17.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30, 2020
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$2,893	$(767)	$2,126
Changes in fair value of interest rate swaps	1,846	(489)	1,357
Foreign currency translation adjustment	45,886	—	45,886
	$50,625	$(1,256)	$49,369

	Three Months Ended September 30, 2019
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(1,974)	$523	$(1,451)
Changes in fair value of interest rate swaps	(15,482)	4,103	(11,379)
Foreign currency translation adjustment	(24,911)	—	(24,911)
	$(42,367)	$4,626	$(37,741)

	Nine Months Ended September 30, 2020
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$4,595	$(1,218)	$3,377
Changes in fair value of interest rate swaps	(68,047)	18,033	(50,014)
Foreign currency translation adjustment	(55,738)	—	(55,738)
	$(119,190)	$16,815	$(102,375)

	Nine Months Ended September 30, 2019
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(6,918)	$1,833	$(5,085)
Changes in fair value of interest rate swaps	(56,818)	15,057	(41,761)
Foreign currency translation adjustment	60,404	—	60,404
	$(3,332)	$16,890	$13,558

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A rollforward of the amounts included in AOCIL, net of taxes, for the nine months ended September 30, 2020 and 2019, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2019	$(29,255)	$18,292	$(10,963)
Amounts reclassified into earnings	3,377	—	3,377
Changes in fair value	(50,014)	—	(50,014)
Foreign currency translation adjustment	—	(55,738)	(55,738)
Balance at September 30, 2020	$(75,892)	$(37,446)	$(113,338)

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2018	$8,892	$(83,678)	$(74,786)
Amounts reclassified into earnings	(5,085)	—	(5,085)
Changes in fair value	(41,761)	—	(41,761)
Foreign currency translation adjustment	—	60,404	60,404
Balance at September 30, 2019	$(37,954)	$(23,274)	$(61,228)

See Note 13 for further discussion on the Company’s derivative instruments.

18.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Employee Share Purchase Plan

On May 15, 2020, the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). Under the ESPP, qualified employees may elect to have payroll deductions withheld from their eligible compensation on each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period; provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the Toronto Stock Exchange (the “TSX”) over the final five trading days of such offering period. The maximum number of shares that may be issued under the ESPP is 1,000,000. As of September 30, 2020, none of the Company’s common shares have been purchased under the ESPP.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the nine-month period ended September 30, 2020, is presented below:

Unvested Shares
Outstanding at December 31, 2019	861,012
Granted	326,045
Forfeited	(33,181)
Vested and issued	(375,368)
Outstanding at September 30, 2020	778,508

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the nine-month period ended September 30, 2020 was $101.80.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At September 30, 2020 and 2019, the Company had 178,119 and 247,999 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the nine-month period ended September 30, 2020, is presented below:

Unvested Shares
Outstanding at December 31, 2019	504,484
Granted	211,987
Forfeited	(727)
Vested and issued	(281,186)
Outstanding at September 30, 2020	434,558

During the nine months ended September 30, 2020, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2022. During the same period, the Company’s Compensation Committee also granted PSUs with a one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the nine-month period ended September 30, 2020 was $87.19.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the nine-month period ended September 30, 2020, is presented below:

Vested Shares
Outstanding at December 31, 2019	18,970
Granted	2,616
Outstanding at September 30, 2020	21,586

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the nine-month period ended September 30, 2020 was $103.81.

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste RSUs during the nine-month period ended September 30, 2020, is presented below:

Outstanding at December 31, 2019	73,884
Cash settled	(7,330)
Outstanding at September 30, 2020	66,554

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  All remaining RSUs were vested as of March 31, 2019.

Share Based Options

Share based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share based options during the nine-month period ended September 30, 2020, is presented below:

Outstanding at December 31, 2019	126,161
Cash settled	(74,461)
Outstanding at September 30, 2020	51,700

No share based options under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016. All outstanding share based options were vested as of December 31, 2017.

Normal Course Issuer Bid

On July 23, 2020, the Board of Directors of the Company approved, subject to receipt of regulatory approvals, the annual renewal of the Company’s normal course issuer bid (the “NCIB”) to purchase up to 13,144,773 of the Company’s

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

common shares during the period of August 10, 2020 to August 9, 2021 or until such earlier time as the NCIB is completed or terminated at the option of the Company. The renewal followed the conclusion of the Company’s NCIB that expired August 7, 2020. The Company received TSX approval for its annual renewal of the NCIB on August 5, 2020.  Under the NCIB, the Company may make share repurchases only in the open market, including on the New York Stock Exchange (the “NYSE”), the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems is limited to a maximum of 112,638 common shares, which represents 25% of the average daily trading volume on the TSX of 450,555 common shares for the period from February 1, 2020 to July 31, 2020. The TSX rules also allow the Company to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE will be 25% of the average daily trading volume for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases.

The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including the Company’s capital structure, the market price of the common shares and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase.

For the nine months ended September 30, 2020, the Company repurchased 1,271,977 common shares pursuant to the NCIB at an aggregate cost of $105,654.  During the nine months ended September 30, 2019, the Company did not repurchase any common shares pursuant to the NCIB.  As of September 30, 2020, the remaining maximum number of shares available for repurchase under the current NCIB was 11,912,497.

Cash Dividend

In October 2019, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.025, from $0.16 to $0.185 per Company common share. Cash dividends of $145,921 and $126,348 were paid during the nine months ended September 30, 2020 and 2019, respectively.

19.COMMITMENTS AND CONTINGENCIES

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of September 30, 2020, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Lower Duwamish Waterway Superfund Site Allocation Process

In November 2012, the Company’s subsidiary, Northwest Container Services, Inc. (“NWCS”), was named by the U.S. Environmental Protection Agency, Region 10 (the “EPA”) as a potentially responsible party (“PRP”), along with more than 100 others, under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “Superfund” law) with respect to the Lower Duwamish Waterway Superfund Site (the “LDW Site”).  Listed on the National Priorities List in 2001, the LDW Site is a five-mile stretch of the Duwamish River flowing into Elliott Bay in Seattle, Washington.  A group of PRPs known as the Lower Duwamish Working Group (“LDWG”) and consisting of the City of Seattle, King County, the Port of Seattle, and Boeing Company conducted a Remedial Investigation/Feasibility Study for the LDW Site.  On December 2, 2014, the EPA issued its Record of Decision (the “ROD”) describing the selected clean-up remedy, and therein estimated that clean-up costs (in present value dollars as of November 2014) would total approximately $342,000. However, it is possible that additional costs could be incurred based upon various factors. The EPA estimates that it will take seven years to implement the clean-up. The ROD also requires ten years of monitoring following the clean-up, and provides that if clean-up goals have not been met by the end of this period, then additional clean-up activities, at additional cost, may be required at that time. Implementation of the clean-up will not begin until after the ongoing Early Action Area (“EAA”) clean-ups have been completed.  Typically, costs for monitoring may be in addition to those expended for the clean-up.  While three of the EAA clean-ups have been completed to date, some work remains to be done on three other EAAs.  Implementation of the clean-up also must await additional baseline sampling throughout the LDW Site and the preparation of a remedial design for performing the clean-up.  On April 27, 2016, the LDWG entered into a third amendment of its Administrative Order on Consent with the EPA (the “AOC 3”) in which it agreed to perform the additional baseline sediment sampling and certain technical studies needed to prepare the actual remedial design.  The LDWG and the EPA entered into a fourth amendment to the AOC in July 2018 primarily addressing development of a proposed remedy for the upper reach of the LDW Site, river mile 3 to river mile 5.  At the April 24, 2019 stakeholders meeting the LDWG projected completion of the remedial design for the upper reach could be completed by August 2024.  In late September 2020, the EPA informed attorneys for several PRPs that the work may be completed by late 2023 or early 2024.

On August 16, 2016, the EPA sent individual letters to each of the PRPs for the LDW Site, including NWCS, stating that it expected to initiate negotiations with all PRPs in early 2018 relating to a Remedial Design/Remedial Action (“RD/RA”) Consent Decree.  An RD/RA Consent Decree provides for the cleanup of the entire site and is often referred to as a “global settlement.”  In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a confidential and non-binding allocation of certain past response costs allegedly incurred at the LDW Site as well as the anticipated future response costs associated with the clean-up.  The pre-remedial design work under the AOC 3 was not expected to conclude until the end of 2019, and in March 2017, the PRPs provided the EPA with notice that the allocation was not scheduled to conclude until mid-2019.  Later extensions pushed the allocation conclusion date to early 2020 and the EPA was informed of that schedule.  The allocation participants voted in June 2019 to extend the final allocation report deadline to July 2020.  The EPA was informed of that change.  In January 2020, the allocator informed the parties that the preliminary allocation report will be delayed and in May 2020 he advised the parties that he hoped to issue the preliminary report by the end of June 2020, but the report has not yet been issued.  The final allocation report will be issued only after the allocator considers comments of the parties on the preliminary report.  In June 2017, attorneys for the EPA informed attorneys for several PRPs that the EPA expected to begin RD/RA negotiations in the late summer or early fall of 2018.  Those negotiations did not occur.  In September 2020, the EPA informed attorneys for several PRPs that the EPA intends to initiate settlement negotiations in 2021, and the EPA was informed of the delay in the issuance of the preliminary allocation report. NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs, its specific allocation, or the likelihood of the parties then negotiating a global settlement with the EPA.  Thus, NWCS cannot reasonably determine the likelihood of any outcome in this matter, including its potential liability.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

On December 6, 2017, the County filed a demurrer to and motion to strike regarding portions of the Complaint, arguing that the Complaint was legally insufficient to proceed. After full briefing, the hearing on the demurrer and motion to strike regarding CCL’s First Amended Complaint took place on July 17, 2018. The Superior Court sustained the demurrer and granted the motion to strike. The effect of the Court’s rulings was to bar CCL from proceeding with its challenges to 14 of the 29 CUP conditions at issue in the litigation, including 13 operational conditions and CCL’s challenge to the $11,600 B&T Fee discussed below.  The Superior Court granted CCL leave to amend its Complaint if CCL chose to pay the $11,600 B&T fee to allow a challenge to the B&T fee to proceed under the Mitigation Fee Act. CCL paid the $11,600 B&T fee on August 10, 2018 and filed its Second Amended Complaint on August 16, 2018, reflecting that the B&T fee had been paid under protest and allowing the challenges to the B&T fee to go forward.

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

The Superior Court set an evidentiary hearing on the equitable estoppel issues for November 12, 2019. Discovery occurred on these issues in July through September 2019. Following full briefing and oral argument on November 12, 2019, the Superior Court issued its decision on November 13, 2019, finding that the County was estopped from contending that CCL has waived its rights to challenge the legality of the 13 operational conditions. The County sought interlocutory review of the Superior Court’s decision in the Court of Appeal, which denied the County’s petition on February 7, 2020.

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

B.	CEQA Lawsuit Against Los Angeles County Challenging Environmental Review for Landfill Expansion

A separate lawsuit involving CCL and the Landfill was filed on August 24, 2017 by community activists alleging that the environmental review underlying the CUP was inadequate under state law. The Val Verde Civic Association, Citizens for Chiquita Canyon Landfill Compliance, and the Santa Clarita Organization for Planning and the Environment filed a petition for writ of mandate in the Superior Court of California, County of Los Angeles against the County, naming CCL as the real party in interest. The lawsuit seeks to overturn the County’s approval of the CUP for the expansion of the Landfill and the certification of the final Environmental Impact Report, arguing that the report violates the California Environmental Quality Act. Pursuant to Condition No. 6 of the CUP, which requires CCL to defend, indemnify, and hold harmless the County, its agents, officers, and employees from any claim or proceeding against the County brought by any

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

third party to attack, set aside, void, or annul the CUP approval, CCL agreed to reimburse the County for its legal costs associated with defense of the lawsuit. As the real party in interest, CCL has a right to notice and an opportunity to be heard in opposition to the petition for writ of mandate. Initial briefs were filed in 2018 and a trial date was set in February 2019, which was later rescheduled and held in August 2019. The court issued a final ruling on October 10, 2019 and a final judgment on December 4, 2019, denying the writ petition in full. One petitioner, Santa Clarita Organization for Planning and the Environment, appealed the judgment. All interested parties filed their briefs by July 1, 2020 and the County did not file an opposition brief.  No amicus or “friend of the court” briefs were filed, so the case was fully briefed on July 1, 2020.  The court has set oral argument for November 18, 2020.

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

On January 12, 2018, CCL filed an appeal of the alleged violations in the NOV.  Subsequently, CCL filed additional legal arguments and exhibits contesting the NOV.  On March 6, 2018, a DRP employee designated as hearing officer sustained the NOV, including the $11,600 B&T fee, and imposed an administrative penalty in the amount of $83 and a noncompliance fee of $0.75. A written decision memorializing the hearing officer’s findings and order, dated July 10, 2018, was received by CCL on July 12, 2018.  On April 13, 2018, CCL filed in the Superior Court of California, County of Los Angeles a Petition for Writ of Administrative Mandamus against the County seeking to overturn the decision sustaining the NOV, contending that the NOV and decision are not supported by the facts or law.  On June 22, 2018, Chiquita filed a Motion for Stay seeking to halt enforcement of the B&T fee and penalty and the accrual of any further penalties pending the resolution of the Petition for Writ of Mandamus. The motion was heard and denied by the Court on July 17, 2018.  As explained above, the Court granted CCL leave to pay the $11,600 B&T fee and to amend its Complaint to reflect the payment under protest, allowing the challenge to the B&T fee to proceed.  CCL paid the B&T fee on August 10, 2018, and also paid on that date the administrative penalty of $83 and a noncompliance fee of $0.75. As directed by the Court, CCL amended its Complaint in a Second Amended Complaint filed in the CUP action on August 16, 2018. The Court indicated that the NOV case would likely be tried in conjunction with the CUP case, set for June 18, 2019, and that the cases would be coordinated.  At the May 28, 2019 trial setting conference referenced above where the trial of the CUP case was set for April 23, 2020, the Superior Court set the trial for the B&T fee/NOV case for June 25, 2020.  However, following the rescheduling of the trial date for the CUP case, the Superior Court agreed to continue the trial date for the B&T fee/NOV case to October 20, 2020.  At an August 20, 2020 status conference, the Superior Court again continued the trial date for the B&T fee/NOV case to January 14, 2021.  The Superior Court’s July 2, 2020 decision in the CUP case upheld the B&T fee and addressed two other conditions that were also the subject of the NOV, which may impact the scope of the B&T fee/NOV case.  CCL will continue to vigorously prosecute the lawsuit.  However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

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

The Appellate Division, Third Department originally scheduled the appeals to be argued during the court’s May 2020 term.  The appeals were adjourned as a result of the COVID-19 pandemic.  On September 14, 2020, the Appellate Division, Third Department held virtual oral argument in the appeals.  The Company anticipates that the Appellate Division, Third Department will issue a decision in the appeals by the end of 2020 or shortly thereafter.

20.SUBSEQUENT EVENT

On October 28, 2020, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.02, from $0.185 to $0.205 per Company common share, and then declared a regular quarterly cash dividend of $0.205 per Company common share. The dividend will be paid on November 25, 2020, to shareholders of record on the close of business on November 10, 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature, including statements related to the impact of global economic conditions, including the price of crude oil, on our volume, business and results of operations; the impact of the COVID-19 pandemic on our business, financial condition and results of operations; our ability to generate internal growth or expand permitted capacity at landfills we own or operate; our ability to grow through acquisitions and our expectations with respect to the impact of acquisitions on our expected revenues and expenses following the integration of such businesses; the competitiveness of our industry and how such competition may affect our operating results; the possibility of losing contracts through competitive bidding, early termination or governmental action; the effects of financial difficulties of some of our customers, including governmental entities, affecting their credit risk; our ability to provide adequate cash to fund our operating activities; our ability to draw from our credit facility or raise additional capital; our ability to generate free cash flow and reduce our leverage; the impact on our tax positions of changes in U.S. tax law and future changes in tax laws in the jurisdictions in which we operate; the effects of landfill special waste projects on volume results; the impact that price increases may have on our business and operating results; demand for recyclable commodities and recyclable commodity pricing; the effects of seasonality on our business and results of operations; our ability to obtain additional exclusive arrangements; increasing alternatives to landfill disposal; increases in labor and pension plan costs or the impact that labor union activity may have on our operating results; operational and safety risks, including the risk of personal injury to employees and others; our expectations with respect to the purchase of fuel and fuel prices; our expectations with respect to capital expenditures; our expectations with respect to the outcomes of our legal proceedings; the impairment of our goodwill; insurance costs; disruptions to or breaches of our information systems and other cybersecurity threats; and environmental, health and safety laws and regulations, including changes to the regulation of landfills, solid waste disposal, E&P waste disposal, or hydraulic fracturing.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “might,” “will,” “could,” “should” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy. Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, those listed above and elsewhere in this report and in our other filings with the SEC, as well as in our filings during the year with the Canadian Securities Administrators.  There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change.

OVERVIEW OF OUR BUSINESS

We are an integrated solid waste services company that provides non-hazardous waste collection, transfer and disposal services, along with recycling and resource recovery, in mostly exclusive and secondary markets across 42 states in the U.S. and six provinces in Canada. Waste Connections also provides non-hazardous oilfield waste treatment, recovery and disposal services in several basins across the U.S., as well as intermodal services for the movement of cargo and solid waste containers in the Pacific Northwest.

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

As of September 30, 2020, we served residential, commercial, industrial and E&P customers in 42 states in the U.S. and six provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon,

Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Wisconsin and Wyoming, and the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

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

The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile. Macroeconomic and geopolitical conditions, including a significant decline in oil prices driven by both surplus production and supply, as well as the decrease in demand caused by factors including the COVID-19 pandemic, have resulted in decreased levels of oil and natural gas exploration and production activity and a corresponding decrease in demand for our E&P waste services.  Through June 30, 2020, we maintained a separate E&P segment which was combined with our Southern segment on July 1, 2020. During the nine months ended September 30, 2020, our total E&P revenue declined 36%, compared to the prior year period, on rig count declines of 72% in certain basins.  The most impacted basins included the Williston Basin in North Dakota, the Eagle Ford Basin in Texas and the Powder River Basin in Wyoming, all of which had relatively high costs associated with drilling, making them less attractive than other basins, including the Permian Basin in Texas and New Mexico. Additionally, across the industry there is uncertainty regarding future demand for oil and related services, as noted by several energy companies, many of whom are customers of our E&P operations. These companies have written down the values of their oil and gas assets in anticipation of the potential for the decarbonization of their energy product mix given an increased global focus on reducing greenhouse gases and addressing climate change.  Such uncertainty regarding global demand has had a significant impact on the investment and operating plans of our E&P waste customers in the basins where we operate.  Based on these events and the outlook for future drilling activity and resulting demand for our E&P waste services not showing significant improvement, we concluded that the carrying value of property and equipment at four E&P landfills exceeded their estimated fair value, resulting in an impairment charge of $417.4 million being recorded during the nine months ended September 30, 2020.  See Note 5 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of this impairment charge.

THE IMPACT OF COVID-19 ON OUR RESULTS OF OPERATIONS

During the first quarter of 2020, COVID-19 emerged across North America.  The World Health Organization declared COVID-19 a global pandemic on March 11, 2020.

The COVID-19 pandemic has had adverse impacts on our business since March 2020, when we experienced decreasing revenues associated with declines primarily in commercial collection, transfer station and landfill volumes as a result of COVID-19 economic disruptions.  In addition, and to a lesser extent, solid waste roll off revenue was impacted in some markets, and year-over-year reductions in E&P revenue, resulting primarily from the drop in the value of crude oil, were driven by both surplus production and supply, as well as the decrease in demand caused by factors including the COVID-19 pandemic.  In late February we formed a task force to commence preparedness in the event the scope of the COVID-19 outbreak expanded.  Protecting the health, safety and welfare of our employees was and remains our first priority, which led to our introduction of various health and safety protocols in early March, including the distribution of safety and preparedness updates, revised policies on employee time off, leaves of absence and short-term disability, modifications to our operations to minimize community spread of COVID-19, and enhanced resources to enable remote working, communications and digital connectivity to help non-frontline employees work from home more efficiently.

In recognition of the Company’s status as an essential services provider, and to reduce employee concerns regarding income, healthcare and family obligations, we implemented a supplemental pay bonus for frontline employees representing 80% of our workforce, emergency wages for employees out of work due to COVID-19 and extended benefits coverage in markets where reductions in customer activity have impacted employee hours.  In addition, we expanded our Employee Relief Fund and initiated the Waste Connections Scholarship Program to help employee children achieve their vocational, technical and university education goals.  These actions increased our cost of operations nominally in the first quarter and further impacted the second and third quarters of 2020 as discussed below.  We also implemented a number of measures to reduce our operating costs and preserve cash, which included hiring limitations, wage freezes for all managers and region and corporate personnel, restrictions on travel, group meetings and other discretionary spending, and the suspension of the Company’s 401(k) match effective June 1, 2020.  In addition, we began and intend to continue deferring qualified U.S. payroll and other tax payments as permitted by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which the U.S. government enacted on March 27, 2020.  Through the third quarter of 2020, we deferred $29.4 million in payroll taxes in conjunction with the CARES Act of which 50% are due by December 31, 2021 and 50% are due by December 31, 2022.  To the extent available, we may utilize similar programs being offered by the federal and provincial governments in Canada.  With respect to our liquidity and capital resources, as of September 30, 2020, we had $859.1 million of cash and equivalents and $1.258 billion of remaining borrowing capacity under our Credit Agreement, which matures in March 2023.

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

During the third quarter of 2020, our business continued to be impacted by COVID-19, albeit to a lesser extent than in the prior period in many markets.  Revenue in solid waste commercial collection and solid waste transfer and disposal continued to reflect the extent to which the slowdown in activity associated with shelter-in-place or other closure restrictions or requirements in effect since the first quarter of 2020 have persisted.

The impacts to solid waste activity from COVID-19 that we experienced during the third quarter reflected the pace of reopening activity and varied by geography, the size and customer mix in each market.  In some markets, impacts began to abate in the second quarter, when a portion of the lost volumes returned; in other cases, the impacts of the pandemic abated more during the third quarter, when reopenings resulted in increased service requirements by commercial customers and higher landfill volumes and roll off activity.  In markets where reopenings continue to be delayed or where additional restrictions have been imposed, the improvements were less pronounced.

Through the third quarter, about 68% of solid waste commercial customers and 57% of associated revenue in competitive markets we track that had suspended or reduced service due to COVID-19, had since reached out for either a resumption of service or an increase in frequency, an increase from 53% and 42%, respectively, through the second quarter.  As a result, solid waste collection, transfer and disposal revenue was down 2.0% year over year on a same store basis in the third quarter, but was an improvement of 3.3 percentage points from second quarter 2020 revenue, which was down 5.3% year over year.

The impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows in future periods will depend largely on future developments, including the duration and spread of the outbreak in the U.S. and Canada, its severity, the actions to contain the novel coronavirus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Revenues	$1,389,552	100.0%	$1,412,444	100.0%	$4,047,739	100.0%	$4,026,719	100.0%
Cost of operations	828,822	59.6	835,098	59.1	2,429,957	60.0	2,384,607	59.2
Selling, general and administrative	136,003	9.8	137,883	9.8	404,213	10.0	410,132	10.2
Depreciation	157,590	11.3	157,994	11.2	459,641	11.4	461,616	11.5
Amortization of intangibles	32,653	2.4	31,934	2.3	96,062	2.4	93,821	2.3
Impairments and other operating items	3,805	0.3	12,935	0.9	442,582	10.9	32,949	0.8
Operating income	230,679	16.6	236,600	16.7	215,284	5.3	643,594	16.0

Interest expense	(40,636)	(2.9)	(36,780)	(2.6)	(119,562)	(2.9)	(111,313)	(2.8)
Interest income	903	0.1	2,056	0.1	4,396	0.1	7,186	0.2
Other income (expense), net	702	0.0	(19)	(0.0)	(3,046)	(0.1)	4,562	0.1
Income tax provision	(33,657)	(2.4)	(42,783)	(3.0)	(23,654)	(0.6)	(110,539)	(2.7)
Net income	157,991	11.4	159,074	11.2	73,418	1.8	433,490	10.8
Net loss attributable to noncontrolling interests	58	0.0	35	0.0	594	0.0	89	0.0
Net income attributable to Waste Connections	$158,049	11.4%	$159,109	11.2%	$74,012	1.8%	$433,579	10.8%

Revenues.  Total revenues decreased $22.8 million, or 1.6%, to $1.390 billion for the three months ended September 30, 2020, from $1.412 billion for the three months ended September 30, 2019.  Total revenues increased $21.0 million, or 0.5%, to $4.048 billion for the nine months ended September 30, 2020, from $4.027 billion for the nine months ended September 30, 2019.

During the three months ended September 30, 2020, incremental revenue from acquisitions closed during, or subsequent to, the three months ended September 30, 2019, increased revenues by approximately $47.2 million.  During the nine months ended September 30, 2020, incremental revenue from acquisitions closed during, or subsequent to, the nine months ended September 30, 2019, increased revenues by approximately $156.3 million.

Operations that were divested subsequent to September 30, 2019 decreased revenues by approximately $2.9 million and $11.7 million, respectively, for the three and nine months ended September 30, 2020.

During the three months ended September 30, 2020, the net increase in prices charged to our customers at our existing operations was $49.1 million, consisting of $53.8 million of core price increases, partially offset by a decrease in surcharges of $4.7 million.  During the nine months ended September 30, 2020, the net increase in prices charged to our customers at our existing operations was $168.0 million, consisting of $173.9 million of core price increases, partially offset by a decrease in surcharges of $5.9 million.

During the three and nine months ended September 30, 2020, volume decreases in our existing business decreased solid waste revenues by $74.6 million and $199.8 million, respectively, due primarily to the economic disruptions resulting from COVID-19 that began in March 2020 and have continued throughout the third quarter of 2020. The decreases during the nine months ended September 30, 2020 resulting from COVID-19 were partially offset by increased landfill special waste volumes in certain markets and the impact of one additional business day resulting from leap year.

E&P revenues at facilities owned during the three and nine months ended September 30, 2020 and 2019 decreased $42.8 million and $75.2 million, respectively. Decreases in the demand for crude oil as a result of economic disruptions from COVID-19 resulted in a drop in the value of crude oil, decreases in drilling and production activity levels and decreases in overall demand for our E&P waste services. Drilling and production activity was also adversely impacted by the drop in the value of crude oil due to the increased supply of oil resulting from Saudi Arabia and Russia abandoning production quotas and increasing production levels, which was exacerbated by the impact of COVID-19.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $1.6 million and $9.6 million, respectively, for the three and nine months ended September 30, 2020.  The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7511 and 0.7573 in the three months ended September 30, 2020 and 2019, respectively.  The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7399 and 0.7524 in the nine months ended September 30, 2020 and 2019, respectively.

Revenues from sales of recyclable commodities at facilities owned during the three months ended September 30, 2020 and 2019 increased $2.4 million. Revenues from sales of recyclable commodities at facilities owned during the nine months ended September 30, 2020 and 2019 decreased $2.5 million. Prices for old corrugated cardboard and volumes from increased residential collection increased in the second and third quarters of 2020, contributing to the increase in revenues for the three months ended September 30, 2020. Lower prices for old corrugated cardboard in the first quarter of 2020, decreased collected commercial recycling volumes caused by economic disruptions resulting from COVID-19 and decreased prices for plastic and aluminum contributed to the overall decrease in revenues for the nine months ended September 30, 2020.

Other revenues increased by $0.4 million during the three months ended September 30, 2020 and decreased by $4.5 million during the nine months ended September 30, 2020. The decrease for the nine months ended September 30, 2020 was due primarily to a reduction in intermodal cargo volumes.

Cost of Operations.  Total cost of operations decreased $6.3 million, or 0.8%, to $828.8 million for the three months ended September 30, 2020, from $835.1 million for the three months ended September 30, 2019. The decrease was primarily the result of a decrease in operating costs at our existing operations of $31.7 million, assuming foreign currency parity, a decrease in operating costs of $3.5 million at operations divested during, or subsequent to, the three months ended September 30, 2019 and a decrease of $0.9 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by $29.8 million of additional operating costs from acquisitions closed during, or subsequent to, the three months ended September 30, 2019.

The decrease in operating costs at our existing operations for the three months ended September 30, 2020 of $31.7 million, assuming foreign currency parity, included the following decreases totaling $27.6 million due to solid waste, intermodal and E&P volume losses resulting from the impact of COVID-19: a decrease in third-party disposal expenses of $6.7 million, a decrease in third-party trucking and transportation expenses of $6.0 million, a decrease in direct labor expenses at our E&P operations of $3.0 million due to headcount reductions, a decrease in equipment and facility maintenance and repair expenses of $2.8 million at our E&P operations, a decrease in direct labor expenses at our Eastern segment of $2.6 million due to headcount reductions, a decrease in expenses for processing recyclable commodities of $2.4 million due to a decrease in commercial recycling volumes collected, a decrease in intermodal rail expenses of $2.1 million and a decrease in subcontracted E&P operating expenses of $2.0 million.

The remaining decrease in operating costs at our existing operations of $4.1 million for the three months ended September 30, 2020 consisted of a decrease in fuel expense of $7.3 million due to a decrease in the price of diesel fuel and declines in the volume of fuel used in our operations, a decrease in taxes on revenues of $4.9 million from the reversal of recorded liabilities for certain fees and exactions at Chiquita Canyon landfill due to our successful challenge of increases assessed in prior periods, a decrease in 401(k) matching expenses of $3.9 million as we suspended our 401(k) match as of June 1, 2020, a decrease in employee medical benefits expenses of $3.5 million due to a reduction in medical visits, a decrease in expenses for auto and workers’ compensation claims of $2.2 million due primarily to adjustments recorded in the current year period to decrease projected losses on outstanding claims originally recorded in prior periods, a decrease in labor expenses at our Canada segment of $1.7 million due to the receipt of a government subsidy reimbursing us for certain payroll expenditures remitted to our employees during the COVID-19 pandemic and a decrease in subcontracted hauling services at our solid waste operations of $1.5 million due primarily to the net impact of our Canada segment reversing expenses accrued in a prior period and incurring less expenses in the current period associated with estimated equipment charge overages related to an outsourced collection contract exceeding an increase in expenses at our Eastern segment associated with outsourcing the servicing of certain non-strategic collection customers to third party haulers, partially offset by an increase in other cash incentive compensation to non-management personnel of $8.5 million to recognize the services they are providing during the COVID-19 pandemic, an increase in labor expenses totaling $4.3 million at our Western and Central segments, and the solid waste operations of our Southern segment, due primarily to annual pay increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $4.0 million at our solid waste operations due to cost increases and a higher quantity of large repairs, an increase in landfill operating expenses of $1.2 million at our solid waste operations due primarily to increased gas system repairs and $2.9 million of other net expense increases.

Total cost of operations increased $45.4 million, or 1.9%, to $2.430 billion for the nine months ended September 30, 2020, from $2.385 billion for the nine months ended September 30, 2019. The increase was primarily the result of $98.3 million of additional operating costs from acquisitions closed during, or subsequent to, the nine months ended September 30, 2019, partially offset by a decrease in operating costs at our existing operations of $35.0 million, assuming foreign currency parity, a decrease in operating costs of $12.7 million at operations divested during, or subsequent to, the nine months ended September 30, 2019 and a decrease of $5.2 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

The decrease in operating costs at our existing operations for the nine months ended September 30, 2020 of $35.0 million, assuming foreign currency parity, included the following decreases totaling $57.0 million due to solid waste, intermodal and E&P volume losses resulting from the impact of COVID-19: a decrease in third-party disposal expenses of $18.3 million, a decrease in third-party trucking and transportation expenses of $15.0 million, a decrease in direct labor expenses at our Eastern segment of $4.5 million due to headcount reductions, a decrease in equipment and facility maintenance and repair expenses of $4.2 million at our E&P operations, a decrease in intermodal rail expenses of $4.1 million, a decrease in subcontracted E&P operating expenses of $3.6 million, a decrease in direct labor expenses at our E&P operations of $3.4 million due to headcount reductions, a decrease in expenses for processing recyclable commodities of $2.3 million due to a decrease in commercial recycling volumes collected and a decrease in revenue-based royalties paid by our E&P operations of $1.6 million.

The remaining increase in operating costs at our existing operations of $22.0 million for the nine months ended September 30, 2020 consisted of an increase in other cash incentive compensation to non-management personnel of $13.5 million to recognize the services they are providing during the COVID-19 pandemic, an increase in labor expenses totaling $13.4 million at our Western and Central segments, and the solid waste operations of our Southern segment, due primarily to annual pay increases and the impact of an additional working day during the nine months ended September 30, 2020, an increase of $11.5 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19, an increase in truck, container, equipment and facility maintenance and repair expenses at our solid waste operations of $10.9 million due to cost increases and a higher quantity of large repairs, an increase in expenses for auto and workers’ compensation claims of $10.6 million due primarily to increases in our deductibles for auto claims, higher claims severity in the current year period and adjustments recorded in the prior year period to decrease projected losses on outstanding claims originally recorded prior to 2019, an increase in leachate expense of $2.5 million due to higher precipitation in Florida and increased leachate in landfill cells constructed in 2020, an increase in property tax expenses of $2.3 million due primarily to reassessed values of certain landfills and property acquired in recent acquisitions, an increase in landfill gas system repairs and maintenance expenses at our solid waste operations of $1.8 million and $2.9 million of other net expense increases, partially offset by a decrease in fuel expense of $17.2 million due to a decrease in the price of diesel fuel and declines in the volume of fuel used in our operations, a decrease in employee medical benefits expenses of $14.0 million due to a reduction in medical visits, a decrease in taxes on revenues of $4.9 million from the reversal of recorded liabilities for certain fees and exactions at Chiquita Canyon landfill due to our successful challenge of increases assessed in prior periods, a decrease in 401(k) matching expenses of $4.7 million as we suspended our 401(k) match as of June 1, 2020, a decrease in compressed natural gas expense of $2.0 million due primarily to the recognition in 2020 of tax credits associated with the purchase of compressed natural gas, a decrease in insurance premiums of $2.0 million due primarily to the net impact of credits from premium audits exceeding increases associated with auto and environmental policy renewals, a decrease in labor expenses at our Canada segment of $1.7 million due to the receipt of a government subsidy reimbursing us for certain payroll expenditures remitted to our employees during the COVID-19 pandemic and a decrease in subcontracted hauling services at our solid waste operations of $0.9 million due primarily to the net impact of our Canada segment reversing expenses accrued in a prior period and incurring less expenses in the current period associated with estimated equipment charge overages related to an outsourced collection contract exceeding an increase in expenses at our Eastern segment associated with outsourcing the servicing of certain non-strategic collection customers to third party haulers.

Cost of operations as a percentage of revenues increased 0.5 percentage points to 59.6% for the three months ended September 30, 2020, from 59.1% for the three months ended September 30, 2019. The increase as a percentage of revenues consisted of a combined 1.3 percentage point increase from labor expenses, maintenance and repair expenses and recurring taxes on revenues not declining at the same rate as the decline in our revenues at locations owned in the comparable periods due primarily to the economic disruptions resulting from COVID-19, a 0.6 percentage point increase resulting from the accrual of other cash incentive compensation to non-management personnel, a 0.2 percentage point increase from increased landfill site maintenance and repairs, a 0.2 percentage point increase from the net impact of cost of operations expenses from acquisitions closed during, or subsequent to, the three months ended September 30, 2019 and a 0.3 percentage point increase from all other net changes, partially offset by a 0.4 percentage point decrease from the reversal of recorded liabilities for certain fees and exactions at Chiquita Canyon landfill, a 0.4 percentage point decrease from lower diesel fuel expenses, a 0.3 percentage point decrease from a reduction in expenses for auto and workers’ compensation claims, a 0.3 percentage point decrease from lower trucking and transportation expenses, a 0.3 percentage point decrease from lower 401(k) match expenses, a 0.2 percentage point decrease from lower employee medical benefits expenses and a 0.2 percentage point decrease from lower subcontracted operating expenses.

Cost of operations as a percentage of revenues increased 0.8 percentage points to 60.0% for the nine months ended September 30, 2020, from 59.2% for the nine months ended September 30, 2019. The increase as a percentage of revenues consisted of a 0.6 percentage point increase from higher labor expenses, a 0.3 percentage point increase resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19, a 0.3 percentage point increase from the net impact of cost of operations expenses from acquisitions closed during, or subsequent to, the nine months ended September 30, 2019, a 0.3 percentage point increase resulting from the accrual of other cash incentive compensation to non-management personnel, a 0.3 percentage point increase from higher maintenance and repair expenses, a 0.2 percentage point increase from an increase in expenses for auto and workers’ compensation claims and a 0.2 percentage point increase from all other net changes, partially offset by a 0.4 percentage point decrease from lower diesel fuel expenses, a 0.4 percentage point decrease from lower trucking and transportation expenses, a 0.3 percentage point decrease from lower employee medical benefits expenses and a 0.3 percentage point decrease from lower disposal expenses.

SG&A.  SG&A expenses decreased $1.9 million, or 1.4%, to $136.0 million for the three months ended September 30, 2020, from $137.9 million for the three months ended September 30, 2019.  The decrease was comprised of a decline of $4.2 million in SG&A expenses at our existing operations, assuming foreign currency parity, and a decline of $0.2 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by $2.5 million of additional SG&A expenses from operating locations at acquisitions closed during, or subsequent to, the three months ended September 30, 2019.

The decrease in SG&A expenses at our existing operations, assuming foreign currency parity, of $4.2 million for the three months ended September 30, 2020 was comprised of a collective decrease in travel, meeting, training and community activity expenses of $5.9 million due to shelter at home and other restrictions on our employees due to COVID-19 resulting in the cancellation of non-essential off-site activities, a decrease in 401(k) matching expenses of $1.5 million as we suspended our 401(k) match as of June 1, 2020, a decrease in legal expenses of $1.3 million due to the impact of work on legal matters being postponed resulting from temporary court closures, a decrease in employee medical benefits expenses of $0.9 million due to a reduction in medical visits and $1.9 million of other net expense decreases, partially offset by an increase in equity-based compensation expenses of $2.4 million resulting primarily from an increased value of our recurring grant of restricted and performance share units to our personnel and adjustments to the amount of performance-based restricted share units granted in 2018 that are estimated to ultimately vest, an increase in share-based compensation expenses of $1.7 million due primarily to increased share price volatility in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, an increase in direct acquisition expenses of $1.3 million due to an increase in acquisition activity, an increase in deferred compensation expenses of $1.2 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked and an increase of $0.7 million in equity-based compensation expenses associated with fair value adjustments to Waste Connections, Inc.

common shares held in our deferred compensation plan by certain key executives as a result of the shares being exchanged for other investment options.

SG&A expenses decreased $5.9 million, or 1.4%, to $404.2 million for the nine months ended September 30, 2020, from $410.1 million for the nine months ended September 30, 2019.  The decrease was comprised of a decline of $14.2 million in SG&A expenses at our existing operations, assuming foreign currency parity, and a decline of $0.9 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by $9.2 million of additional SG&A expenses from operating locations at acquisitions closed during, or subsequent to, the nine months ended September 30, 2019.

The decrease in SG&A expenses at our existing operations, assuming foreign currency parity, of $14.2 million for the nine months ended September 30, 2020 was comprised of a collective decrease in travel, meeting, training and community activity expenses of $18.3 million due to shelter at home and other restrictions on our employees due to COVID-19 resulting in the cancellation of non-essential off-site activities, a decrease in direct acquisition expenses of $3.6 million due to a decline in acquisition activity, a decrease in employee medical benefits expenses of $3.6 million due to a reduction in medical visits, a decrease in professional fees of $3.0 million due primarily to work on legal matters being postponed resulting from temporary court closures and a decrease in third party tax consulting expenses, a decrease in deferred compensation expenses of $3.0 million as a result of decreases in the market value of investments to which employee deferred compensation liability balances are tracked, a decrease in share-based compensation expenses of $1.7 million due primarily to decreased share price volatility and fewer outstanding shares in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, a decrease in office supplies and office utilities of $1.7 million due to office closures resulting from shelter at home restrictions, a decrease in 401(k) matching expenses of $1.5 million as we suspended our 401(k) match as of June 1, 2020 and $0.3 million of other net expense decreases, partially offset by an increase in expenses for uncollectible accounts receivable of $5.5 million due to customers experiencing financial difficulties resulting from the economic impact of COVID-19, an increase in accrued recurring cash incentive compensation expense to our management of $5.2 million, an increase of $4.0 million in equity-based compensation expenses associated with fair value adjustments to Company common shares held in our deferred compensation plan by certain key executives as a result of the shares being exchanged for other investment options, an increase in payroll expenses of $3.2 million as a result of annual pay increases, additional paid time off benefits and the impact of an additional working day during the nine months ended September 30, 2020, an increase in software licenses and subscriptions expenses of $2.3 million due primarily to the addition of new sales and customer service applications, an increase of $1.2 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19 and an increase in equity-based compensation expenses of $1.1 million resulting primarily from the impact of an increased value of our recurring grant of restricted and performance share units to our personnel, net of adjustments to the amount of performance-based restricted share units estimated to ultimately vest.

SG&A expenses as a percentage of revenues was 9.8% for both the three months ended September 30, 2020 and 2019. The percentage of revenues impact from the reduction in travel, meeting, training and community activity expenses was offset by an increase from higher equity-based and share-based compensation expenses.

SG&A expenses as a percentage of revenues decreased 0.2 percentage points to 10.0% for the nine months ended September 30, 2020, from 10.2% for the nine months ended September 30, 2019. The decrease as a percentage of revenues consisted of a 0.4 percentage point decrease from a reduction in travel, meeting, training and community activity expenses, a 0.1 percentage point decrease from lower direct acquisition expenses, a 0.1 percentage point decrease from lower medical benefits expenses, a 0.1 percentage point decrease from lower deferred compensation expense, a 0.1 percentage point decrease from lower legal expenses and a 0.1 percentage point decrease from all other net changes, partially offset by a 0.3 percentage point increase associated with administrative salaries and wages, a 0.2 percentage point increase due to higher expenses for uncollectible accounts receivable and a 0.2 percentage point increase from higher cash incentive compensation expense.

Depreciation.  Depreciation expense decreased $0.4 million, or 0.3%, to $157.6 million for the three months ended September 30, 2020, from $158.0 million for the three months ended September 30, 2019.  The decrease was comprised of a decrease in depletion expense of $9.0 million at our existing landfills due primarily to economic disruptions resulting from COVID-19 causing a decrease in E&P and municipal solid waste volumes and a decrease of $0.2 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by an increase in depreciation and depletion expense of $4.6 million from acquisitions closed during, or subsequent to, the three months ended September 30, 2019 and an increase in depreciation expense at our existing operations of $4.2 million due primarily to the impact of additions to our fleet and equipment purchased to support our existing operations.

Depreciation expense decreased $2.0 million, or 0.4%, to $459.6 million for the nine months ended September 30, 2020, from $461.6 million for the nine months ended September 30, 2019.  The decrease was comprised of a decrease in depletion expense of $20.1 million at our existing landfills due primarily to economic disruptions resulting from COVID-19 causing a decrease in E&P and municipal solid waste and a decrease of $1.0 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by an increase in depreciation and depletion expense of $15.0 million from acquisitions closed during, or subsequent to, the nine months ended September 30, 2019 and an increase in depreciation expense at our existing operations of $4.1 million due primarily to the impact of additions to our fleet and equipment purchased to support our existing operations exceeding certain equipment acquired from the Progressive Waste acquisition becoming fully depreciated in June 2019.

Depreciation expense as a percentage of revenues increased 0.1 percentage points to 11.3% for the three months ended September 30, 2020, from 11.2% for the three months ended September 30, 2019. The decrease in our revenues due to economic disruptions resulting from COVID-19 contributed to a 0.6 percentage point increase, which was partially offset by a 0.5 percentage point reduction attributable to reduced E&P and municipal solid waste landfill volumes.

Depreciation expense as a percentage of revenues decreased 0.1 percentage points to 11.4% for the nine months ended September 30, 2020, from 11.5% for the nine months ended September 30, 2019. The decrease as a percentage of revenues consisted of a 0.4 percentage point decrease resulting from declines in E&P and municipal solid waste landfill volumes, partially offset by a 0.3 percentage point increase resulting from a decrease in our revenues due to economic disruptions resulting from COVID-19.

Amortization of Intangibles.  Amortization of intangibles expense increased $0.8 million, or 2.3%, to $32.7 million for the three months ended September 30, 2020, from $31.9 million for the three months ended September 30, 2019. The increase was the result of $4.0 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended September 30, 2019, partially offset by a decrease of $3.1 million from certain intangible assets becoming fully amortized subsequent to September 30, 2019 and a decrease of $0.1 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Amortization of intangibles expense increased $2.3 million, or 2.4%, to $96.1 million for the nine months ended September 30, 2020, from $93.8 million for the nine months ended September 30, 2019. The increase was the result of $12.2 million from intangible assets acquired in acquisitions closed during, or subsequent to, the nine months ended September 30, 2019, partially offset by a decrease of $9.6 million from certain intangible assets becoming fully amortized subsequent to September 30, 2019 and a decrease of $0.3 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Amortization expense as a percentage of revenues increased 0.1 percentage points to 2.4% for the three and nine months ended September 30, 2020, from 2.3% for the three and nine months ended September 30, 2019.

Impairments and Other Operating Items.  Impairments and other operating items decreased $9.1 million, to net losses totaling $3.8 million for the three months ended September 30, 2020, from net losses totaling $12.9 million for the three months ended September 30, 2019.

The net losses of $3.8 million recorded during the three months ended September 30, 2020 consisted of $1.9 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations, $1.8 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date and $0.1 million of other net charges to expense.

The net losses of $12.9 million recorded during the three months ended September 30, 2019 consisted of $8.0 million resulting from the abandonment of an E&P landfill development project, $3.5 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations, $1.2 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date and $0.2 million of other net charges to expense.

Impairments and other operating items increased $409.7 million, to net losses totaling $442.6 million for the nine months ended September 30, 2020, from net losses totaling $32.9 million for the nine months ended September 30, 2019.

Macroeconomic and geopolitical conditions, including a significant decline in oil prices driven by both surplus production and supply, as well as the decrease in demand caused by factors including the COVID-19 pandemic, resulted in decreased levels of oil and natural gas exploration and production activity and a corresponding decrease in demand for our E&P waste services. During the nine months ended September 30, 2020, our E&P revenue declined $75.2 million on rig count declines of 72% in certain basins.  The most impacted basins include the Williston Basin in North Dakota, the Eagle Ford Basin in Texas and the Powder River Basin in Wyoming, all of which have relatively high costs associated with drilling, making them less attractive than other basins, including the Permian Basin in Texas and New Mexico.  Additionally, across the industry there is uncertainty regarding future demand for oil and related services, as noted by several energy companies, many of whom are customers of our E&P operations.  These companies have written down the values of their oil and gas assets in anticipation of the potential for the decarbonization of their energy product mix given an increased global focus on reducing greenhouse gases and addressing climate change.  Such uncertainty regarding global demand has had a significant impact on the investment and operating plans of our E&P waste customers in the basins where we operate.

Based on these events, we concluded during the second quarter of 2020 that a triggering event occurred which required us to perform an impairment test of the property and equipment and intangible assets of our E&P operations as of June 30, 2020. As a result of the impairment test, we determined that the carrying value of four landfills in our E&P operations exceeded their estimated fair value, resulting in an impairment charge of $417.4 million to property and equipment.

The remaining net losses of $25.2 million recorded during the nine months ended September 30, 2020 consisted of $16.8 million to adjust the carrying value of contingent consideration liabilities, $4.3 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date, $3.4 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations and $0.7 million of other net charges.

The net losses of $32.9 million recorded during the nine months ended September 30, 2019 consisted of $14.3 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date, $8.0 million resulting from the abandonment of an E&P landfill development project, $7.7 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations, $1.7 million of expenses associated with the settlement of various litigation claims and a $1.5 million expense charge to increase the fair value of amounts payable under liability-classified contingent consideration arrangements from acquisitions closed in periods prior to 2018, partially offset by $0.3 million of other gains.

Operating Income.  Operating income decreased $5.9 million, or 2.5%, to $230.7 million for the three months ended September 30, 2020, from $236.6 million for the three months ended September 30, 2019. Operating income decreased $428.3 million, or 66.5%, to $215.3 million for the nine months ended September 30, 2020, from $643.6 million for the nine months ended September 30, 2019. Contributing to decreases for the three and nine month comparable periods were declines in our existing solid waste and E&P operations resulting from the impact of COVID-19, partially offset by solid waste price increases and operating income generated from acquisitions, with the comparable nine month period further impacted by the impairment charge attributable to four of our E&P landfills.

Operating income as a percentage of revenues decreased 0.1 percentage points to 16.6% for the three months ended September 30, 2020, from 16.7% for the three months ended September 30, 2019.  The decrease as a percentage of revenues was comprised of a 0.5 percentage point increase in cost of operations, a 0.1 percentage point increase in depreciation expense and a 0.1 percentage point increase in amortization expense, partially offset by a 0.6 percentage point decrease in impairments and other operating items.

Operating income as a percentage of revenues decreased 10.7 percentage points to 5.3% for the nine months ended September 30, 2020, from 16.0% for the nine months ended September 30, 2019.  The decrease as a percentage of revenues was comprised of a 10.1 percentage point increase in impairments and other operating items, a 0.8 percentage point increase in cost of operations and a 0.1 percentage point increase in amortization expense, partially offset by a 0.2 percentage point decrease in SG&A expense and a 0.1 percentage point decrease in depreciation expense.

Interest Expense.  Interest expense increased $3.8 million, or 10.5%, to $40.6 million for the three months ended September 30, 2020, from $36.8 million for the three months ended September 30, 2019. The increase was primarily attributable to an increase of $3.9 million from the January 2020 issuance of our 2030 Senior Notes, an increase of $3.8 million from the March 2020 issuance of our 2050 Senior Notes, an increase of $0.4 million from higher net interest rates on borrowings outstanding under our Credit Agreement due primarily to a $150 million interest rate swap agreement commencing in February 2020 at a higher interest rate than two interest rate swap agreements totaling $175 million which expired in February 2020 and $0.7 million of other net increases, partially offset by a decrease of $2.7 million due to a reduction in the average borrowings outstanding under our Credit Agreement and a decrease of $2.3 million from the repayment of our 2019 Senior Notes.

Interest expense increased $8.3 million, or 7.4%, to $119.6 million for the nine months ended September 30, 2020, from $111.3 million for the nine months ended September 30, 2019. The increase was primarily attributable to an increase of $10.8 million from the January 2020 issuance of our 2030 Senior Notes, an increase of $8.4 million from the March 2020 issuance of our 2050 Senior Notes, an increase of $5.1 million from the April 2019 issuance of our 2029 Senior Notes, an increase of $1.0 million from higher net interest rates on borrowings outstanding under our Credit Agreement due primarily to a $150 million interest rate swap agreement commencing in February 2020 at a higher interest rate than two interest rate swap agreements totaling $175 million which expired in February 2020 and $0.4 million of other net increases, partially offset by a decrease of $10.5 million due to a reduction in the average borrowings outstanding under our Credit Agreement and a decrease of $6.9 million from the repayment of $175 million of our 2019 Senior Notes.

Interest Income.  Interest income decreased $1.2 million, to $0.9 million for the three months ended September 30, 2020, from $2.1 million for the three months ended September 30, 2019.  Interest income decreased $2.8 million, to $4.4 million for the nine months ended September 30, 2020, from $7.2 million for the nine months ended September 30, 2019. The decreases were primarily attributable to lower reinvestment rates in the current period.

Other Income (Expense).  Other income (expense) increased $0.7 million, to an income total of $0.7 million for the three months ended September 30, 2020, from an income total of $0 for the three months ended September 30, 2019. The increase was due primarily to a $1.5 million increase in the value of investments purchased to fund our employee deferred compensation obligations due to stock market valuation increases and $0.1 million of other net income increases, partially offset by interest rate swap termination costs of $0.9 million associated with our early termination in September 2020 of four interest rate swap agreements.

Other income (expense) decreased $7.6 million, to an expense total of $3.0 million for the nine months ended September 30, 2020, from an income total of $4.6 million for the nine months ended September 30, 2019. The decrease was due primarily to a $2.6 million decrease in the value of investments purchased to fund our employee deferred compensation obligations due to stock market valuation declines, a $3.0 million adjustment to increase certain accrued liabilities acquired in the 2016 Progressive Waste acquisition, an increase in foreign currency transaction losses of $2.2 million attributable to changes in the average foreign currency exchange rate in effect during the comparable reporting periods impacting our third party debt in Canadian dollars and our inter-entity financing arrangements and  interest rate swap termination costs of $0.9 million, partially offset by $1.1 million of other net expense increases.

Income Tax Provision.  Income taxes decreased $9.1 million, to $33.7 million for the three months ended September 30, 2020, from $42.8 million for the three months ended September 30, 2019.  Our effective tax rate for the three months ended September 30, 2020 was 17.6%. Our effective tax rate for the three months ended September 30, 2019 was 21.2%.  Income taxes decreased $86.8 million, to $23.7 million for the nine months ended September 30, 2020, from $110.5 million for the nine months ended September 30, 2019.  Our effective tax rate for the nine months ended September 30, 2020 was 24.4%. Our effective tax rate for the nine months ended September 30, 2019 was 20.3%.

The income tax provision for the nine months ended September 30, 2020 included a $27.4 million expense associated with certain 2019 related-party payments no longer being deductible for tax purposes due to the finalization of tax regulations on April 7, 2020 under Internal Revenue Code section 267A and a $4.1 million expense related to an increase in our deferred income tax liabilities resulting from the impairment of certain assets within our E&P operations, which impacted the geographical apportionment of our state income taxes.  Additionally, the income tax benefit for the nine months ended September 30, 2020 included a benefit of $5.3 million from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commercial	$406,037	$408,415	$1,197,971	$1,186,565
Residential	387,566	355,574	1,131,486	1,024,105
Industrial and construction roll off	216,894	226,801	618,122	629,597
Total collection	1,010,497	990,790	2,947,579	2,840,267
Landfill	308,795	310,633	855,631	852,073
Transfer	205,910	209,585	575,761	575,337
Recycling	21,377	14,142	59,701	50,676
E&P	26,218	70,874	131,748	205,743
Intermodal and other	27,141	26,520	84,970	90,491
Intercompany	(210,386)	(210,100)	(607,651)	(587,868)
Total	$1,389,552	$1,412,444	$4,047,739	$4,026,719

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

Prior to July 2020, we managed our operations through five geographic solid waste operating segments and our E&P segment, which were also our reportable segments. As of July 2020, our Chief Operating Decision Maker determined that the E&P and Southern operating segments met all of the aggregation criteria and has eliminated our E&P segment by combining all operations of the E&P segment into the Southern segment. After giving effect to this combination, our reportable segments consist of our five geographic solid waste operating segments and no longer include a separate E&P segment. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. The segment information presented herein reflects the realignment of these districts.  Segment results for the 2019 periods reflected in this report have been reclassified to reflect the realignment of our reportable segments for comparison with the same period in 2020.

At September 30, 2020, under the current orientation, our Eastern segment services customers located in northern Illinois, Kentucky, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; our Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New Mexico, North Dakota, southern Oklahoma, western Tennessee, Texas, Wyoming and along the Gulf of Mexico; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central segment services customers located in Arizona, Colorado, southern Illinois, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and our Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands of U.S. dollars and as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Eastern	$344,353	24.8%	$330,887	23.4%	$995,446	24.6%	$947,334	23.5%
Southern	330,575	23.8	371,455	26.3	1,033,297	25.5	1,084,194	26.9
Western	301,221	21.7	289,208	20.5	848,739	21.0	821,185	20.4
Central	228,566	16.4	230,074	16.3	653,728	16.1	626,312	15.6
Canada	184,837	13.3	190,820	13.5	516,529	12.8	547,694	13.6
	$1,389,552	100.0%	$1,412,444	100.0%	$4,047,739	100.0%	$4,026,719	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands of U.S. dollars and as a percentage of segment revenues for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Western	$101,071	33.6%	$90,059	31.1%	$267,523	31.5%	$253,504	30.9%
Eastern	90,991	26.4%	88,101	26.6%	258,333	26.0%	250,106	26.4%
Central	82,887	36.3%	81,746	35.5%	235,742	36.1%	219,280	35.0%
Southern	81,394	24.6%	113,209	30.5%	276,844	26.8%	327,139	30.2%
Canada	72,516	39.2%	66,794	35.0%	185,589	35.9%	193,702	35.4%
Corporate(a)	(4,132)	—	(446)	—	(10,462)	—	(11,751)	—
	$424,727	30.6%	$439,463	31.1%	$1,213,569	30.0%	$1,231,980	30.6%
(a)	Corporate consists of expenses associated with its administrative departments and certain centralized expenses including cash and equity-based incentive compensation, direct acquisition expenses and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company. Amounts reflected are net of allocations to the five operating segments.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 12 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue and segment EBITDA for our reportable segments for the three and nine month periods ended September 30, 2020, compared to the three and nine month periods ended September 30, 2019, are discussed below:

Segment Revenue

Revenue in our Eastern segment increased $13.5 million, or 4.1%, to $344.4 million for the three months ended September 30, 2020, from $330.9 million for the three months ended September 30, 2019.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2019, of $32.1 million, net price increases of $13.5 million and other revenue increases of $0.5 million, partially offset by solid waste volume decreases of $29.7 million attributable primarily to COVID-19 economic disruptions driving declines in commercial collection, roll off collection, transfer station and landfill volumes and net revenue reductions from divestitures closed subsequent to September 30, 2019 of $2.9 million.

Revenue in our Eastern segment increased $48.1 million, or 5.1%, to $995.4 million for the nine months ended September 30, 2020, from $947.3 million for the nine months ended September 30, 2019.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2019, of $107.4 million and net price increases of $45.1 million, partially offset by solid waste volume decreases of $89.9 million attributable primarily to COVID-19 economic disruptions driving declines in commercial collection, roll off collection, transfer station and landfill volumes, net revenue reductions from divestitures closed subsequent to September 30, 2019 of $11.1 million, decreased recyclable commodity sales of $2.1 million resulting from a decrease in recycling volumes collected and declines in prices for plastic and aluminum and other revenue decreases of $1.3 million.

Revenue in our Southern segment decreased $40.9 million, or 11.0%, to $330.6 million for the three months ended September 30, 2020, from $371.5 million for the three months ended September 30, 2019.  The components of the decrease consisted of a decline in revenue at our E&P operations of $41.6 million, partially offset by an increase in revenue at our solid waste operations of $0.7 million. The $41.6 million decrease in revenue at our E&P operations was attributable to decreases in the demand for crude oil as a result of economic disruptions from COVID-19 resulting in a drop in the value of crude oil, decreases in drilling and production activity levels and decreases in overall demand for our E&P waste services. The components of the $0.7 million increase in revenue at our solid waste operations consisted of net price increases of $11.0 million and other revenue increases of $0.8 million, partially offset by solid waste volume decreases of $11.1 million attributable primarily to the net impact of COVID-19 economic disruptions driving declines in commercial collection, roll off collection, transfer station and municipal solid waste landfill volumes that exceeded increases in landfill special waste volumes.

Revenue in our Southern segment decreased $50.9 million, or 4.7%, to $1.033 billion for the nine months ended September 30, 2020, from $1.084 billion for the nine months ended September 30, 2019. The components of the decrease consisted of a decline in revenue at our E&P operations of $72.7 million, partially offset by an increase in revenue at our solid waste operations of $21.8 million. The $72.7 million decrease in revenue at our E&P operations was attributable to decreases in the demand for crude oil as a result of economic disruptions from COVID-19 resulting in a drop in the value of crude oil, decreases in drilling and production activity levels and decreases in overall demand for our E&P waste services. Drilling and production activity during the nine months ended September 30, 2020 were also adversely impacted by the drop in the value of crude oil due to the increased supply of oil resulting from Saudi Arabia and Russia abandoning production quotas and increasing production levels, which was exacerbated by the impact of COVID-19. The components of the $21.8 million increase in revenue at our solid waste operations consisted of net price increases of $41.8 million and net revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2019 of $12.3 million, partially offset by solid waste volume decreases of $30.3 million attributable primarily to COVID-19 economic disruptions driving declines in commercial collection, roll off collection, transfer station and municipal solid waste landfill volumes that exceeded increases in landfill special waste volumes, net revenue reductions from divestitures closed subsequent to September 30, 2019 of $0.6 million and other revenue decreases of $1.4 million.

Revenue in our Western segment increased $12.0 million, or 4.2%, to $301.2 million for the three months ended September 30, 2020, from $289.2 million for the three months ended September 30, 2019.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30,

2019, of $7.3 million, net price increases of $7.2 million and other revenue increases of $0.4 million, partially offset by intermodal revenue decreases of $2.9 million due primarily to a reduction in intermodal cargo volumes.

Revenue in our Western segment increased $27.5 million, or 3.4%, to $848.7 million for the nine months ended September 30, 2020, from $821.2 million for the nine months ended September 30, 2019.  The components of the increase consisted of net price increases of $23.4 million and net revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2019, of $9.4 million, partially offset by intermodal revenue decreases of $4.5 million due to a reduction in intermodal cargo volumes and other revenue decreases of $0.8 million.

Revenue in our Central segment decreased $1.5 million, or 0.7%, to $228.6 million for the three months ended September 30, 2020, from $230.1 million for the three months ended September 30, 2019.  The components of the decrease consisted of solid waste volume decreases of $17.5 million due to the impact of COVID-19 economic disruptions driving decreases in commercial collection, roll off collection, transfer station and landfill volumes and other revenue decreases of $0.5 million, partially offset by net price increases of $9.1 million and net revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2019, of $7.4 million.

Revenue in our Central segment increased $27.4 million, or 4.4%, to $653.7 million for the nine months ended September 30, 2020, from $626.3 million for the nine months ended September 30, 2019.  The components of the increase consisted of net price increases of $30.0 million and revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2019, of $26.5 million, partially offset by solid waste volume decreases of $28.0 million due to the impact of COVID-19 economic disruptions driving decreases in commercial collection, roll off collection, transfer station and landfill volumes and other revenue decreases of $1.1 million.

Revenue in our Canada segment decreased $6.0 million, or 3.1%, to $184.8 million for the three months ended September 30, 2020, from $190.8 million for the three months ended September 30, 2019. The components of the decrease consisted of solid waste volume decreases of $16.2 million due to the net impact of COVID-19 economic disruptions driving decreases in commercial collection, roll off collection, transfer station and landfill volumes and a decrease of $1.6 million resulting from a lower average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by net price increases of $8.3 million, an increase of $2.9 million resulting from an increase in the prices for renewable energy credits and natural gas associated with the generation and sale of landfill gas and other revenue increases of $0.6 million.

Revenue in our Canada segment decreased $31.2 million, or 5.7%, to $516.5 million for the nine months ended September 30, 2020, from $547.7 million for the nine months ended September 30, 2019. The components of the decrease consisted of solid waste volume decreases of $50.9 million due to the net impact of COVID-19 economic disruptions driving decreases in commercial collection, roll off collection, transfer station and landfill volumes and a decrease of $9.6 million resulting from a lower average foreign currency exchange rate in effect during the comparable reporting, partially offset by net price increases of $27.6 million, net revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2019 of $0.6 million and other revenue increases of $1.1 million.

Segment EBITDA

Segment EBITDA in our Western segment increased $11.0 million, or 12.2%, to $101.1 million for the three months ended September 30, 2020, from $90.1 million for the three months ended September 30, 2019.  The increase was due primarily to an increase in revenues of $12.0 million, a decrease in taxes on revenues of $4.9 million from the reversal of recorded liabilities for certain fees and exactions at Chiquita Canyon landfill due to our successful challenge of increases assessed in prior periods, a decrease in intermodal rail expenses of $2.1 million due to a reduction in cargo volume, a decrease in fuel expense of $1.1 million due to a decrease in the price of diesel fuel and declines in the volume of fuel used in our operations, a decrease in 401(k) matching expenses of $1.1 million as we suspended our 401(k) match as of June 1, 2020 and a collective decrease in travel, meeting, training, and community activity expenses of $0.9 million due to shelter at home and other restrictions on our employees due to COVID-19 resulting in the cancellation of non-essential off-site activities, partially offset by a net $5.4 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in corporate overhead expense allocations of $3.3 million due to an increase in the overhead allocation rate, an increase in recurring taxes on revenues of $2.2 million attributable to price-led increases in residential collection and landfill municipal solid waste revenues and other expense increases of $0.2 million.

Segment EBITDA in our Western segment increased $14.0 million, or 5.5%, to $267.5 million for the nine months ended September 30, 2020, from $253.5 million for the nine months ended September 30, 2019.  The increase was due primarily to an increase in revenues of $27.5 million, a decrease in taxes on revenues of $4.9 million from the reversal of recorded liabilities for certain fees and exactions at Chiquita Canyon landfill due to our successful challenge of increases assessed in prior periods, a decrease in intermodal rail expenses of $4.0 million due to a reduction in cargo volume, a collective decrease in travel, meeting, training, and community activity expenses of $2.6 million due to shelter at home and other restrictions on our employees due to COVID-19 resulting in the cancellation of non-essential off-site activities, a decrease in employee medical benefits expenses of $2.3 million due to a reduction in medical visits, a decrease in fuel expense of $2.3 million due to a decrease in the price of diesel fuel and a decrease in 401(k) matching expenses of $1.5 million as we suspended our 401(k) match as of June 1, 2020, partially offset by a net $6.2 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in labor expenses of $4.6 million due primarily to employee pay rate increases, an additional calendar and business day in the current year period due to leap year, as well as emergency wages and other COVID-19-related employee costs, an increase in recurring taxes on revenues of $4.5 million attributable to price-led increases in residential collection and landfill municipal solid waste revenues, an increase in corporate overhead expense allocations of $3.2 million due to an increase in the overhead allocation rate, an increase of $2.4 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19, an increase in third party disposal expenses of $2.2 million due primarily to disposal rate increases and higher residential collection tonnage, an increase in landfill site maintenance expenses of $1.3 million due primarily to increased daily cover costs, an increase in property tax expenses of $1.2 million due primarily to reassessed values of certain landfills, an increase in expenses for auto and workers’ compensation claims of $1.2 million due primarily to non-recurring adjustments recorded in the prior year period to decrease projected losses on outstanding claims originally recorded prior to 2019 and other expense increases of $4.3 million.

Segment EBITDA in our Eastern segment increased $2.9 million, or 3.3%, to $91.0 million for the three months ended September 30, 2020, from $88.1 million for the three months ended September 30, 2019.  The increase was due primarily to an increase in revenues of $16.4 million from organic growth and acquisitions, $10.0 million of collective decreases in third-party disposal expenses, third-party trucking expenses, labor expenses and expenses for processing recyclable commodities attributable to declines in solid waste and commercial recycling volumes resulting primarily from economic disruptions caused by COVID-19, a decrease in fuel expense of $2.1 million due to a decrease in the price of diesel fuel and declines in the volume of fuel used in our operations, a decrease in employee medical benefits expenses of $1.6 million due to a reduction in medical visits, a decrease in 401(k) matching expenses of $1.1 million as we suspended our 401(k) match as of June 1, 2020, a collective decrease in travel, meeting, training, and community activity expenses of $1.0 million due to shelter at home and other restrictions on our employees due to COVID-19 resulting in the cancellation of non-essential off-site activities, an increase to EBITDA of $0.9 million from the impact of operations disposed of subsequent to the three months ended September 30, 2019 and other expense decreases of $0.6 million, partially offset by a net $23.8 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in corporate overhead expense allocations of $4.7 million due to an increase in the overhead allocation rate, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.2 million due to an increase in facility repairs and the completion of certain vehicle and equipment maintenance activities that were postponed in the second quarter of 2020 and an increase in landfill operating expenses of $1.1 million due primarily to increased gas system repairs.

Segment EBITDA in our Eastern segment increased $8.2 million, or 3.3%, to $258.3 million for the nine months ended September 30, 2020, from $250.1 million for the nine months ended September 30, 2019.  The increase was due primarily to an increase in revenues of $59.2 million from organic growth and acquisitions, $26.0 million of collective decreases in third-party disposal expenses, third-party trucking expenses, labor expenses, expenses for processing recyclable commodities and taxes on revenues attributable to declines in solid waste and commercial recycling volumes resulting primarily from economic disruptions caused by COVID-19, a decrease in fuel expense of $5.5 million due to a decrease in the price of diesel fuel and declines in the volume of fuel used in our operations, a decrease in employee medical benefits expenses of $5.3 million due to a reduction in medical visits, a collective decrease in travel, meeting, training, and community activity expenses of $1.8 million due to shelter at home and other restrictions on our employees due to COVID-19 resulting in the cancellation of non-essential off-site activities, an increase to EBITDA of $1.5 million from the impact of operations disposed of during the nine months ended September 30, 2020, a decrease in 401(k) matching expenses of $1.3 million as we suspended our 401(k) match as of June 1, 2020 and other expense decreases of $1.9 million, partially offset by a net $78.0 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in corporate overhead expense allocations of $6.3 million due to an increase in the overhead allocation rate, an increase of $2.7 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19, an increase in expenses for uncollectible accounts receivable of $2.5 million due to customers experiencing financial difficulties resulting from the economic impact of COVID-19, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.5 million due to an increase in facility repairs as well as parts and service rate increases, an increase in subcontracted hauling services of $1.2 million due to outsourcing the servicing of certain non-strategic collection customers to third party haulers, an increase in expenses for auto and workers’ compensation claims of $1.1 million due primarily to non-recurring adjustments recorded in the prior year period to decrease projected losses on outstanding claims occurring prior to 2019 and an increase in landfill operating expenses of $1.0 million due primarily to increased gas system repairs.

Segment EBITDA in our Central segment increased $1.2 million, or 1.4%, to $82.9 million for the three months ended September 30, 2020, from $81.7 million for the three months ended September 30, 2019. The increase was due primarily to $2.9 million of collective decreases in third-party disposal expenses and third-party trucking expenses attributable to declines in solid waste volumes resulting from economic disruptions caused by COVID-19, a decrease in expenses for uncollectible accounts receivable of $1.2 million due primarily to the current period collection of certain accounts deemed uncollectible in prior periods, a decrease in 401(k) matching expenses of $1.1 million as we suspended our 401(k) match as of June 1, 2020, a decrease in employee medical benefits expenses of $0.8 million due to a reduction in medical visits, a decrease in fuel expense of $0.8 million due to a decrease in the price of diesel fuel and declines in the volume of fuel used in our operations, a collective decrease in travel, meeting, training, and community activity expenses of $0.6 million due to shelter at home and other restrictions on our employees due to COVID-19 resulting in the cancellation of non-essential off-site activities and other expense decreases of $1.1 million, partially offset by a net $3.5 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in corporate overhead expense allocations of $2.3 million due to an increase in the overhead allocation rate and a decrease in revenues of $1.5 million.

Segment EBITDA in our Central segment increased $16.4 million, or 7.5%, to $235.7 million for the nine months ended September 30, 2020, from $219.3 million for the nine months ended September 30, 2019. The increase was due primarily to an increase in revenues of $27.4 million, $5.3 million of collective decreases in third-party disposal expenses and third-party trucking expenses attributable to declines in solid waste volumes resulting from economic disruptions caused by COVID-19, a decrease in employee medical benefits expenses of $3.6 million due to a reduction in medical visits, a decrease in expenses for uncollectible accounts receivable of $1.9 million due primarily to the current period collection of certain accounts deemed uncollectible in prior periods, a decrease in fuel expense of $1.6 million due to a decrease in the price of diesel fuel, a decrease in 401(k) matching expenses of $1.3 million as we suspended our 401(k) match as of June 1, 2020, a collective decrease in travel, meeting, training, and community activity expenses of $1.2 million due to shelter at home and other restrictions on our employees due to COVID-19 resulting in the cancellation of non-essential off-site activities and other expense decreases of $0.7 million, partially offset by a net $15.4 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in labor expenses of $5.1 million due primarily to employee pay rate increases, an additional calendar and business day in the current year period due to leap year, as well as emergency wages and other COVID-19-related employee costs exceeding decreases in hours worked attributable to solid waste volume reductions resulting from COVID-19 economic disruptions, an increase in corporate overhead expense allocations of $2.7 million due to an increase in the overhead allocation rate, an increase of $2.3 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19 and an increase in expenses for auto and workers’ compensation claims of $1.1 million due primarily to non-recurring adjustments recorded in the prior year period to decrease projected losses on outstanding claims.

Segment EBITDA in our Southern segment decreased $31.8 million, or 28.1%, to $81.4 million for the three months ended September 30, 2020, from $113.2 million for the three months ended September 30, 2019.  The decrease was due to a decrease in E&P revenues of $41.6 million, an increase in corporate overhead expense allocations to our solid waste operations of $3.3 million due to an increase in the overhead allocation rate, an increase in truck, container, equipment and facility maintenance and repair expenses at our solid waste operations of $2.4 million due to an increase in facility repairs as well as parts and service rate increases, an increase in labor expenses at our solid waste operations of $1.6 million due primarily to employee pay rate increases, an increase in expenses for uncollectible accounts receivable at our E&P operations of $1.5 million due to customers experiencing financial difficulties resulting from the economic impact of COVID-19 and $0.7 million of other net expense increases at our solid waste operations, partially offset by a decrease in 401(k) matching expenses at our solid waste operations of $1.9 million as we suspended our 401(k) match as of June 1, 2020, a decrease in third party disposal expenses at our solid waste operations of $1.4 million due primarily to declines in commercial and roll off collection volumes, a decrease in employee medical benefits expenses at our solid waste operations of $1.2 million due to a reduction in medical visits, a decrease in fuel expense at our solid waste operations of $0.9 million due to a decrease in the price of diesel fuel and declines in the volume of fuel used in our operations, a decrease in expenses for auto and workers’ compensation claims at our solid waste operations of $0.8 million due primarily to adjustments recorded in the current year period to decrease projected losses on outstanding claims originally recorded in prior periods, a collective decrease in travel, meeting, training, and community activity expenses at our solid waste operations of $0.7 million due to shelter at home and other restrictions on our employees due to COVID-19 resulting in the cancellation of non-essential off-site activities, an increase in revenues at our solid waste operations of $0.7 million and the following expense decreases at our E&P operations which were directly attributable to the decline in E&P volumes and corresponding decline in E&P revenues: a decrease in labor expenses of $3.0 million; a decrease in equipment and property repair and maintenance expenses of $2.8 million; a decrease in operating activities outsourced to third-parties of $2.0 million; a decrease in fuel expense of $0.9 million; a decrease in landfill operating supplies of $0.9 million; a decrease in third-party trucking and transportation services of $0.6 million; a decrease in royalty expenses paid on revenues of $0.6 million; a decrease in travel, meetings and training expenses of $0.5 million and $0.4 million of other net expense decreases.

Segment EBITDA in our Southern segment decreased $50.3 million, or 15.4%, to $276.8 million for the nine months ended September 30, 2020, from $327.1 million for the nine months ended September 30, 2019.  The decrease was due to a decrease in E&P revenues of $72.7 million, a net $8.3 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in truck, container, equipment and facility maintenance and repair expenses at our solid waste operations of $7.8 million due to an increase in facility repairs as well as parts and service rate increases, an increase in expenses for auto and workers’ compensation claims of $6.7 million at our solid waste operations due primarily to increases in our deductibles for auto claims, higher claims severity in the current year period and adjustments recorded in the prior year period to decrease projected losses on outstanding claims originally recorded prior to 2019, an increase in labor expenses at our solid waste operations of $6.0 million due primarily to employee pay rate increases, an increase of $3.6 million resulting from the payment of supplemental bonuses to non-management employees at our solid waste operations to provide financial assistance associated with the impact of COVID-19, an increase in corporate overhead expense allocations to our solid waste operations of $3.5 million due to an increase in the overhead allocation rate, an increase in third party trucking and transportation expenses of $2.2 million at our solid waste operations due to increased landfill special waste volumes requiring transportation services to our disposal sites, an increase in expenses for uncollectible accounts receivable at our E&P operations of $1.9 million due to customers experiencing financial difficulties resulting from the economic impact of COVID-19, an increase in leachate expense at our solid waste operations of $1.5 million due to higher precipitation at our sites in Florida and $0.4 million of other net expense increases at our solid waste operations, partially offset by an increase in revenues at our solid waste operations of $21.8 million, a decrease in third party disposal expenses at our solid waste operations of $6.3 million due primarily to declines in commercial and roll off collection volumes, a decrease in employee medical benefits expenses at our solid waste operations of $5.4 million due to a reduction in medical visits, a decrease in 401(k) matching expenses at our solid waste operations of $2.4 million as we suspended our 401(k) match as of June 1, 2020, a collective decrease in travel, meeting, training, and community activity expenses at our solid waste operations of $2.3 million due to shelter at home and other restrictions on our employees due to COVID-19 resulting in the cancellation of non-essential off-site activities, a decrease in fuel expense at our solid waste operations of $1.6 million due to a decrease in the price of diesel fuel and declines in the volume of fuel used in our operations, a decrease in compressed natural gas expense at our solid waste operations of $1.5 million due primarily to the recognition in 2020 of tax credits associated with the purchase of compressed natural gas and the following expense decreases at our E&P operations which were directly attributable to the decline in E&P volumes and corresponding decline in E&P revenues: a decrease in equipment and property repair and maintenance expenses of $4.2 million; a decrease in operating activities outsourced to third-parties of $3.6 million; a decrease in labor expenses of $3.4 million; a decrease in third-party trucking and transportation services of $3.2 million; a decrease in fuel expense of $2.0 million; a decrease in royalty expenses paid on revenues of $1.6 million; a decrease in landfill operating supplies of $1.3 million; a decrease in travel, meetings and training expenses of $1.2 million; a decrease in equipment rental expenses of $0.6 million and $1.9 million of other net expense decreases.

Segment EBITDA in our Canada segment increased $5.7 million, or 8.6%, to $72.5 million for the three months ended September 30, 2020, from $66.8 million for the three months ended September 30, 2019.  The increase was comprised of an increase of $6.2 million assuming foreign currency parity during the comparable reporting periods and a decrease of $0.5 million from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods. The $6.2 million increase, which assumes foreign currency parity, was due to a decrease in subcontracted hauling services at our solid waste operations of $2.8 million due primarily to the impact of reversing expenses accrued in a prior period and incurring less expenses in the current period associated with estimated equipment charge overages related to an outsourced collection contract, $2.4 million of collective decreases in third-party disposal expenses and third-party trucking expenses attributable to declines in solid waste volumes resulting from economic disruptions caused by COVID-19, a decrease in labor expenses of $1.7 million due to the receipt of a government subsidy reimbursing us for certain payroll expenditures remitted to our employees during the COVID-19 pandemic, a decrease in fuel expense of $1.5 million due to a decrease in the price of diesel fuel and declines in the volume of fuel used in our operations, a decrease in insurance premium expense of $1.2 million due primarily to refunds received in the current period resulting from favorable workers’ compensation claim incident totals and a decrease in expenses for uncollectible accounts receivable of $1.2 million due primarily to the current period collection of certain accounts deemed uncollectible in prior periods, partially offset by a decrease in revenues of $4.4 million and other expense increases of $0.2 million.

Segment EBITDA in our Canada segment decreased $8.1 million, or 4.2%, to $185.6 million for the nine months ended September 30, 2020, from $193.7 million for the nine months ended September 30, 2019.  The decrease was comprised of a decrease of $4.8 million assuming foreign currency parity during the comparable reporting periods and a decrease of $3.3 million from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods. The $4.8 million decrease, which assumes foreign currency parity, was due primarily to a decrease in revenues of $21.6 million, additional expenses of $1.2 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19 and an increase in other net expenses of $1.3 million, partially offset by collective decreases totaling $7.2 million in third-party disposal expenses and third-party trucking expenses attributable to declines in solid waste volumes resulting primarily from economic disruptions caused by COVID-19, a decrease in fuel expense of $4.4 million due to declines in the market price of diesel fuel, a decrease in subcontracted hauling services at our solid waste operations of $3.2 million due primarily to the impact of reversing expenses accrued in a prior period and incurring less expenses in the current period associated with estimated equipment charge overages related to an outsourced collection contract, a decrease in labor expenses of $1.7 million due to the receipt of a government subsidy reimbursing us for certain payroll expenditures remitted to our employees during the COVID-19 pandemic, a decrease in insurance premium expense of $1.5 million due primarily to refunds received in the current period resulting from favorable workers’ compensation claim incident totals and a collective decrease in travel, meeting, training, and community activity expenses of $1.3 million due to shelter at home and other restrictions on our employees due to COVID-19 resulting in the cancellation of non-essential off-site activities.

Segment EBITDA at Corporate decreased $3.7 million, to a loss of $4.1 million for the three months ended September 30, 2020, from a loss of $0.4 million for the three months ended September 30, 2019.  The decrease was due to an increase in accrued cash incentive compensation expense to our management and non-management employees of $9.5 million, an increase in equity-based compensation expenses of $2.4 million resulting primarily from an increased value of our recurring grant of restricted and performance share units to our personnel and adjustments to the amount of performance-based restricted share units granted in 2018 that are estimated to ultimately vest, an increase in share-based compensation expenses of $1.7 million due primarily to increased share price volatility in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, an increase in direct acquisition expenses of $1.3 million due to an increase in acquisition activity, an increase in deferred compensation expenses of $1.2 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked, an increase in software licenses and subscriptions expenses of $0.9 million due primarily to the addition of new sales and customer service applications, an increase of $0.7 million in equity-based compensation expenses associated with fair value adjustments to Company common shares held in our deferred compensation plan by certain key executives as a result of the shares being exchanged for other investment options and $1.8 million of other net expense increases, partially offset by an increase in corporate overhead allocated through charges to our segments of $14.0 million due to an increase in expenses qualifying for allocation rates and a collective decrease in travel, meeting, training, office supplies and community activity expenses of $1.8 million due to shelter at home and other restrictions on our employees due to COVID-19 resulting in the cancellation of non-essential off-site activities.

Segment EBITDA at Corporate increased $1.3 million, to a loss of $10.5 million for the nine months ended September 30, 2020, from a loss of $11.8 million for the nine months ended September 30, 2019.  The increase was due to an increase in corporate overhead allocated through charges to our segments of $16.1 million due to an increase in expenses qualifying for allocation, a collective decrease in travel, meeting, training, office supplies and community activity expenses of $6.0 million due to shelter at home and other restrictions on our employees due to COVID-19 resulting in the cancellation of non-essential off-site activities, a decrease in direct acquisition expenses of $3.6 million due to a decline in acquisition activity, a decrease in deferred compensation expenses of $3.0 million as a result of decreases in the market value of investments to which employee deferred compensation liability balances are tracked, a decrease in professional fees of $2.9 million due primarily to work on legal matters being postponed resulting from temporary court closures and a decrease in third party tax consulting expenses and a decrease in share-based compensation expenses of $1.7 million due primarily to decreased share price volatility and less outstanding shares in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, partially offset by an increase in accrued cash incentive compensation expense to our management and non-management employees of $18.4 million, an increase of $4.0 million in equity-based compensation expenses associated with fair value adjustments to Company common shares held in our deferred compensation plan by certain key executives as a result of the shares being exchanged for other investment options, an increase in software licenses and subscriptions expenses of $2.2 million due primarily to the addition of new sales and customer service applications, an increase in payroll and payroll related expenses of $2.1 million due to annual pay increases and increased employee termination pay, an increase in equity-based compensation expenses of $1.1 million resulting primarily from the impact of an increased value of our recurring grant of restricted and performance share units to our personnel, net of adjustments to the amount of performance-based restricted share units estimated to ultimately vest, and $4.2 million of other net expense increases.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the nine months ended September 30, 2020 and 2019 (in thousands of U.S. dollars):

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by operating activities	$1,185,573	$1,185,430
Net cash used in investing activities	(650,066)	(885,672)
Net cash used in financing activities	(4,093)	(308,039)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	980	143
Net increase (decrease) in cash, cash equivalents and restricted cash	532,394	(8,138)
Cash, cash equivalents and restricted cash at beginning of period	423,221	403,966
Cash, cash equivalents and restricted cash at end of period	$955,615	$395,828

Operating Activities Cash Flows

For the nine months ended September 30, 2020, net cash provided by operating activities was $1.186 billion. For the nine months ended September 30, 2019, net cash provided by operating activities was $1.185 billion. The $0.1 million increase was due primarily to the following:

1)	Accounts receivable — Our increase in net cash provided by operating activities was favorably impacted by $95.0 million from accounts receivable, as changes in accounts receivable, net of acquisitions, resulted in an increase to operating cash flows of $46.0 million for the nine months ended September 30, 2020, compared to a decrease to operating cash flows of $49.1 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, net price increases of $168.0 million were offset by volume decreases in our solid waste business and E&P business of $199.8 million and $75.2 million, respectively. The net decrease in revenues resulting from volume losses in excess of price increases during the nine months ended September 30, 2020 contributed to a decrease in accounts receivable at September 30, 2020. During the nine months ended September 30, 2019, we recognized net price increases of $174.5 million and volume increases in our solid waste business and E&P business of $7.0 million and $12.5 million, respectively. The increase in revenues resulting from price and volume increases during the nine months ended September 30, 2019 contributed to an increase in accounts receivable at September 30, 2019.
2)	Decrease in earnings — Our increase in net cash provided by operating activities was unfavorably impacted by $72.1 million from a decrease in net income, excluding depreciation, amortization of intangibles, amortization of leases, deferred income taxes, share-based compensation, adjustments to and payments of contingent consideration recorded in earnings and loss on disposal of assets and impairments, due primarily to a decline in earnings at our E&P operations, as well as economic disruptions resulting from COVID-19, and additional income tax expense due to the finalization of tax regulations under Internal Revenue Code section 267A.
3)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was unfavorably impacted by $13.1 million from accounts payable and accrued liabilities. Although certain operating expenses declined as a result of solid waste and E&P volume losses due to economic disruptions resulting from COVID-19, our operating cash flows were adversely impacted from the timing of vendor payments and payroll cycles as well as the payment of higher outstanding liabilities existing prior to the recent economic downturn. This decrease was partially offset by an increase in accrued payroll tax liabilities of $29.2 million associated with our deferral of qualifying U.S. payroll and other tax payments as permitted by the CARES Act, an increase in liabilities for cash incentive compensation of $19.1 million and an increase in accrued interest expense liabilities of $7.2 million due to the timing of interest payments for our outstanding senior note obligations. We expect to defer approximately $45.0 million of U.S. payroll and other tax payments in 2020 under the CARES Act, of which 50% will be remitted in 2021 and 50% remitted in 2022.

As of September 30, 2020, we had a working capital surplus of $456.0 million, including cash and equivalents of $859.1 million.  Our working capital surplus increased $332.6 million from a working capital surplus of $123.4 million at December 31, 2019, including cash and equivalents of $326.7 million, due primarily to the impact of increased cash balances being partially offset by higher short-term contingent consideration liabilities, accrued liabilities and a reduction in accounts receivable. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $235.6 million to $650.1 million for the nine months ended September 30, 2020, from $885.7 million for the nine months ended September 30, 2019. The significant components of the decrease included the following:

1)	A decrease in cash paid for acquisitions of $246.6 million due primarily to a decrease in acquisitions closed during the nine months ended September 30, 2020;
2)	A decrease in capital expenditures of $12.8 million due to decreases in vehicles for our collection operations and equipment for our disposal operations exceeding capital expenditures for landfill sites costs and expenditures for vehicles, containers and equipment purchased for operations acquired during, or subsequent to, the nine months ended September 30, 2019;
3)	An increase from increased proceeds from the sale of property and equipment of $8.9 million; less
4)	An increase in capital expenditures for undeveloped landfill property of $35.1 million attributable to expenditures during the nine months ended September 30, 2020 for expansion land at certain existing landfill facilities exceeding expenditures during the nine months ended September 30, 2019 for the purchase of a greenfield landfill site in our Southern segment that will be developed into an operating location in the future.

Financing Activities Cash Flows

Net cash used in financing activities decreased $303.9 million to $4.1 million for the nine months ended September 30, 2020, from net cash used in financing activities of $308.0 million for the nine months ended September 30, 2019. The significant components of the decrease included the following:

1)	A decrease from the net change in long-term borrowings of $447.4 million (long-term borrowings increased $285.0 million during the nine months ended September 30, 2020 and decreased $162.4 million during the nine months ended September 30, 2019) due primarily to maintaining a portion of the proceeds from our 2050 Senior Notes in cash; less
2)	An increase in payments to repurchase our common shares of $105.7 million as we resumed our share repurchase activity during the nine months ended September 30, 2020; less
3)	An increase in debt issuance costs of $5.2 million due to costs incurred during the nine months ended September 30, 2020 for our 2030 Senior Notes and 2050 Senior Notes exceeding costs incurred during the nine months ended September 30, 2019 for our 2029 Senior Notes; less
4)	An increase in tax withholdings related to net share settlements of equity-based compensation of $5.8 million due to an increase in the value of equity-based compensation awards vesting; less
5)	An increase in cash dividends paid of $19.6 million due primarily to an increase in our quarterly dividend rate for the nine months ended September 30, 2020 to $0.185 per share, from $0.16 per share for the nine months ended September 30, 2019.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

On July 23, 2020, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 13,144,773 of our common shares during the period of August 10, 2020 to August 9, 2021 or until such earlier time as the NCIB is completed or terminated at our option. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Senior Vice President and Chief Financial Officer at (832) 442-2200.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of our common shares and overall market conditions. All common shares purchased under the NCIB will be immediately cancelled following their repurchase.  Information regarding our NCIB can be found under the “Shareholders’ Equity” section in Note 18 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2019, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.025, from $0.16 to $0.185 per share. In October 2020, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.02, from $0.185 to $0.205 per share.  Cash dividends of $145.9 million and $126.3 million were paid during the nine months ended September 30, 2020 and 2019, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $420.7 million in capital expenditures for property and equipment during the nine months ended September 30, 2020, and we expect to make total capital expenditures for property and equipment of approximately $575 million in 2020.  In addition, we made $66.8 million in capital expenditures for undeveloped landfill property during the nine months ended September 30, 2020 and may opportunistically make other capital expenditures for undeveloped landfill property in 2020. We have funded and intend to fund the balance of our planned 2020 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and municipal solid waste and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital. Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of September 30, 2020, $650.0 million under the term loan and $178.7 million under the revolving credit facility were outstanding under our Credit Agreement, exclusive of outstanding standby letters of credit of $125.9 million. Our Credit Agreement matures in March 2023.

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

See Note 11 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on the debt agreements.

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

As of September 30, 2020, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$4,714,670	$6,772	$1,411,234	$532,919	$2,763,745
Cash interest payments	$1,297,414	$162,469	$292,585	$212,944	$629,416
Contingent consideration	$109,000	$62,492	$7,160	$3,224	$36,124
Operating leases	$209,446	$35,750	$63,224	$23,455	$87,017
Final capping, closure and post-closure	$1,527,763	$5,454	$65,995	$13,750	$1,442,564

____________________

Long-term debt payments include:

1)	$178.7 million in principal payments due March 2023 related to our revolving credit facility under our Credit Agreement. We may elect to draw amounts on our Credit Agreement in U.S. dollar LIBOR rate loans, U.S. dollar base rate loans, Canadian-based bankers’ acceptances, and Canadian dollar prime rate loans. At September 30, 2020, $175.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. LIBOR rate loans, which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 1.35% on such date) and $3.7 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, which bear interest at the Canadian Dollar Offered Rate plus the applicable acceptance fee (for a total rate of 1.68% on such date).
2)	$650.0 million in principal payments due March 2023 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At September 30, 2020, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 1.35% on such date).
3)	$100.0 million in principal payments due 2021 related to our 2021 Senior Notes. The 2021 Senior Notes bear interest at a rate of 4.64%. We have recorded this obligation in the payments due in 1 to 3 years category in the table above as we have the intent and ability to redeem the 2021 Senior Notes on April 1, 2021 using borrowings under our Credit Agreement.
4)	$150.0 million in principal payments due 2021 related to our New 2021 Senior Notes. The New 2021 Senior Notes bear interest at a rate of 2.39%. We have recorded this obligation in the payments due in 1 to 3 years category in the table above as we have the intent and ability to redeem the New 2021 Senior Notes on June 1, 2021 using borrowings under our Credit Agreement.
5)	$125.0 million in principal payments due 2022 related to our 2022 Senior Notes. The 2022 Senior Notes bear interest at a rate of 3.09%.
6)	$200.0 million in principal payments due 2023 related to our 2023 Senior Notes. The 2023 Senior Notes bear interest at a rate of 2.75%.
7)	$150.0 million in principal payments due 2024 related to our 2024 Senior Notes. The 2024 Senior Notes bear interest at a rate of 3.24%.

8)	$375.0 million in principal payments due 2025 related to our 2025 Senior Notes. The 2025 Senior Notes bear interest at a rate of 3.41%.
9)	$400.0 million in principal payments due 2026 related to our 2026 Senior Notes. The 2026 Senior Notes bear interest at a rate of 3.03%.
10)	$250.0 million in principal payments due 2027 related to our 2027 Senior Notes. The 2027 Senior Notes bear interest at a rate of 3.49%.
11)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
12)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
13)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
14)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
15)	$43.2 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at September 30, 2020, and have maturity dates ranging from 2021 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin, the base rate plus the applicable base rate margin, the Canadian Dollar Offered Rate plus the applicable acceptance fee and the Canadian prime rate plus the applicable prime rate margin at September 30, 2020. We assumed the Credit Agreement is paid off when it matures in March 2023.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $88.5 million recorded as liabilities in our Condensed Consolidated Financial Statements at September 30, 2020, and $20.5 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$138,217	$89,523	$48,694	$—	$—

____________________

(1)	We are party to unconditional purchase obligations. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At September 30, 2020, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 54.8 million gallons remaining to be purchased for a total of $138.2 million. The current fuel purchase contracts expire on or before December 31, 2022. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2020, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $1.181 billion and $1.081 billion at September 30, 2020 and December 31, 2019, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2020, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the nine month periods ended September 30, 2020 and 2019, at all of our landfills during the respective period, is shown below (tons in thousands):

	Nine Months Ended September 30,
	2020		2019
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	89	33,268	92	35,412
Operated landfills	4	413	4	433
	93	33,681	96	35,845

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the nine month periods ended September 30, 2020 and 2019, are calculated as follows (amounts in thousands of U.S. dollars):

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by operating activities	$1,185,573	$1,185,430
Plus (less): Change in book overdraft	(862)	1,911
Plus: Proceeds from disposal of assets	11,564	2,626
Less: Capital expenditures for property and equipment	(420,694)	(433,526)
Less: Distributions to noncontrolling interests	—	(117)
Adjustments:
Cash received for divestitures (a)	(4,974)	(2,376)
Transaction-related expenses (b)	4,497	8,057
Pre-existing Progressive Waste share-based grants (c)	7,455	4,306
Tax effect (d)	(4,168)	(3,375)
Adjusted free cash flow	$778,391	$762,936

____________________

(a)	Reflects the elimination of cash received in conjunction with the divestiture of certain operations.
(b)	Reflects the addback of acquisition-related transaction costs.
(c)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.
(d)	The aggregate tax effect of footnotes (a) through (c) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, minus net loss attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three and nine month periods ended September 30, 2020 and 2019, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income attributable to Waste Connections	$158,049	$159,109	$74,012	$433,579
Less: Net loss attributable to noncontrolling interests	(58)	(35)	(594)	(89)
Plus: Income tax provision	33,657	42,783	23,654	110,539
Plus: Interest expense	40,636	36,780	119,562	111,313
Less: Interest income	(903)	(2,056)	(4,396)	(7,186)
Plus: Depreciation and amortization	190,243	189,928	555,703	555,437
Plus: Closure and post-closure accretion	3,723	3,649	11,340	10,821
Plus: Impairments and other operating items	3,805	12,935	442,582	32,949
Plus (less): Other expense (income), net	(702)	19	3,046	(4,562)
Adjustments:
Plus: Transaction-related expenses (a)	2,335	1,036	4,497	8,057
Plus (less): Fair value changes to equity awards (b)	1,798	(589)	6,021	3,693
Adjusted EBITDA	$432,583	$443,559	$1,235,427	$1,254,551

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three and nine month periods ended September 30, 2020 and 2019, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Reported net income attributable to Waste Connections	$158,049	$159,109	$74,012	$433,579
Adjustments:
Amortization of intangibles (a)	32,653	31,934	96,062	93,821
Impairments and other operating items (b)	3,805	12,935	442,582	32,949
Transaction-related expenses (c)	2,335	1,036	4,497	8,057
Fair value changes to equity awards (d)	1,798	(589)	6,021	3,693
Tax effect (e)	(10,000)	(11,486)	(137,523)	(33,955)
Tax items (f)	—	—	31,508	—
Adjusted net income attributable to Waste Connections	$188,640	$192,939	$517,159	$538,144

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.60	$0.60	$0.28	$1.64
Adjusted net income	$0.72	$0.73	$1.96	$2.03

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	The aggregate tax effect of the adjustments in footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.
(f)	Reflects the impact of a portion of our 2019 related-party payments no longer being deductible for tax purposes due to the finalization of tax regulations on April 7, 2020 under Internal Revenue Code section 267A and an increase in deferred tax liabilities resulting from the E&P impairment.

INFLATION

Other than volatility in fuel prices, third party brokerage and labor costs in certain markets, inflation has not materially affected our operations in recent years. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs.  To the extent that there are decreases in fuel costs, in some cases, a portion of these reductions are passed through to customers in the form of lower fuel and material surcharges. Therefore, we believe that we should be able to increase prices to offset many cost increases that result from inflation in the ordinary course of business. However, competitive pressures or delays in the timing of rate increases under our contracts, particularly amid the economic impact of the COVID-19 pandemic, may require us to absorb at least part of these cost increases, especially if cost increases exceed the average rate of inflation. Management’s estimates associated with inflation have an impact on our accounting for landfill liabilities.

SEASONALITY

Based on historic trends, excluding any impact from the COVID-19 pandemic or an economic recession, we would expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. This seasonality reflects (a) the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in Canada and the U.S. and (b) reduced E&P activity during harsh weather conditions, with expected fluctuation due to such seasonality between our highest and lowest quarters of approximately 12%. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected municipal solid waste, resulting in higher disposal costs, which are calculated on a per ton basis.

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

At September 30, 2020, our derivative instruments included 10 interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

____________________

* Plus applicable margin.

On September 28, 2020, we terminated four of our interest rate swaps with notional amounts of $150.0 million, $150.0 million, $50.0 million and $50.0 million, each of which would have expired in January 2021.  As a result of terminating these interest rate swaps, we made total cash payments of $0.9 million to the counterparties of the swap agreements.

Under derivatives and hedging guidance, the interest rate swap agreements are considered cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at September 30, 2020 and December 31, 2019, of $3.7 million and $766.2 million, respectively, including floating rate debt under our Credit Agreement. A one percentage point increase in interest rates on our variable-rate debt as of September 30, 2020 and December 31, 2019, would decrease our annual pre-tax income by approximately $0.1 million and $7.7 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At September 30, 2020, we had no fuel hedge agreements in place; however, we have entered into fixed price fuel purchase contracts for 2020 as described below.

For the year ending December 31, 2020, we expect to purchase approximately 79.9 million gallons of fuel, of which 44.2 million gallons will be purchased at market prices and 35.7 million gallons will be purchased under our fixed price fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the three month period of October 1, 2020 to December 31, 2020, we expect to purchase approximately 11.1 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining three months in 2020 would decrease our pre-tax income during this period by approximately $1.1 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market other collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the nine months ended September 30, 2020 and 2019, would have had a $5.8 million and $4.9 million impact on revenues for the nine months ended September 30, 2020 and 2019, respectively.

We have operations in Canada and, where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating costs. However, the impact of foreign currency has not materially affected our results of operations in 2019 or 2020. A $0.01 change in the Canadian dollar to U.S. dollar exchange rate would impact our annual revenue and EBITDA by approximately $9.4 million and $3.4 million, respectively.

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

Based on this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded as of September 30, 2020, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Information regarding our legal proceedings can be found in Note 19 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 6.Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2017)
3.2	Articles of Amalgamation (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 7, 2016)
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 7, 2016)
3.4	By-law No. 1 of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed on June 7, 2016)
10.1	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Jason Craft, effective July 1, 2020
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: October 29, 2020	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman
President and Chief Executive Officer

Date: October 29, 2020	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Senior Vice President and Chief Financial Officer