Form 10-K
period 2020-12-31
Waste Connections, Inc.
filed 2021-02-18
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☑

As of June 30, 2020, the aggregate market value of shares held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the New York Stock Exchange, was $24,588,674,819.

Number of common shares outstanding as of February 9, 2021:  262,233,072

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Management Information Circular and Proxy Statement for the 2021 Annual Meeting of Shareholders (which will be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and with the securities commissions or similar regulatory authorities in Canada within 120 days after the end of our 2020 fiscal year) are incorporated by reference into Part III hereof.

WASTE CONNECTIONS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates, and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Company

Waste Connections, Inc. is the third largest solid waste services company in North America, providing non-hazardous waste collection, transfer and disposal services, along with recycling and resource recovery, in mostly exclusive and secondary markets in the U.S. and Canada. Waste Connections also provides non-hazardous oil and natural gas exploration and production, or E&P, waste treatment, recovery and disposal services in several basins across the U.S., as well as intermodal services for the movement of cargo and solid waste containers in the Pacific Northwest.

As of December 31, 2020, we served residential, commercial, industrial and E&P customers in 43 states in the U.S. and six provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Wisconsin and Wyoming, and the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

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

We manage our operations through the following five geographic operating segments: our Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New Mexico, North Dakota, southern Oklahoma, western Tennessee, Texas, Wyoming and along the Gulf of Mexico; our Eastern segment services customers located in Delaware, northern Illinois, Kentucky, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central segment services customers located in Arizona, Colorado, southern Illinois, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and our Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

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

The North America solid waste services industry has experienced continued consolidation over the past several years, most notably with the acquisition of Advanced Disposal Services, Inc. by Waste Management, Inc. in October 2020 and our acquisition of Progressive Waste (as defined below) in June 2016. In spite of this consolidation, the solid waste services industry remains regional in nature, with acquisition opportunities available in select markets. In some markets in both MSW and E&P waste, independent landfill, collection or service providers lack the capital resources, management skills and/or technical expertise necessary to comply with stringent environmental and other governmental regulations and to compete with larger, more efficient, integrated operators. In addition, many of the remaining independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning.

During the year ended December 31, 2020, we completed 21 acquisitions for consideration having a net fair value of $481.6 million. During the year ended December 31, 2019, we completed 21 acquisitions for consideration having a net fair value of $837.7 million. During the year ended December 31, 2018, we completed 20 acquisitions for consideration having a net fair value of $1.032 billion.

HUMAN CAPITAL

We believe that people are our greatest differentiator. We aim to be an employer of choice that attracts and retains high performing talent with the mindset, skillset and commitment to uphold our values of safety, integrity, customer service, and being a great place to work and the premier solid waste services company in the U.S. and Canada. All employees are responsible for upholding the Waste Connections Vision and Values, and the Waste Connections Code of Conduct, which form the foundation of our policies and practices. Moreover, we are committed to an inclusive, supportive environment built on the principles of Servant Leadership, valuing diversity and inspiring employee growth.  As such, developing our talent and maintaining our culture through employee engagement are integral to the growth and sustainability of our business.

Our Workforce

As of December 31, 2020, our employee population consisted of 18,933 active employees, 9,788 of whom are commercial truck drivers and 1,610 of whom are mechanics. There were 15,978 employees located in the United States and 2,955 employees located in Canada.  39% of our employees were ethnic minorities, 16% were women, and 8% of our employees were from the armed services.

As of December 31, 2020, 3,172 employees, or approximately 17% of our workforce, were employed under collective bargaining agreements. The majority of our collective bargaining agreements are with the Teamsters Union in both the U.S. and Canada. These collective bargaining agreements are renegotiated periodically. In 2020, we did not experience any work stoppages or have any days idle as a result of labor issues.  We have 17 collective bargaining agreements covering 1,254 employees that have expired or are set to expire during 2021. We do not expect any significant disruption in our overall business in 2021 as a result of labor negotiations, employee strikes or organizational efforts by labor unions or their representatives.

COVID-19 Related Employee Support

Since the onset of the COVID-19 pandemic, protecting the health, safety and welfare of our employees has been our top priority. In order to support and protect our employees, we established protocols and implemented operational changes focused on the health and safety of our frontline employees and accommodated transitions to remote work environments for customer service representatives and other support personnel. In addition, recognizing the potential for financial hardship and other challenges, we looked to provide a safety net for our employees on issues of income and family health.

To that end, in 2020 we incurred over $35 million in incremental COVID-19-related costs, primarily supplemental pay for front line employees.  This included bonus payments as well as supplemental wages, which were provided to all front-line employees, whether union or non-union, remote or on-site, as well as temporary workers. We provided full base wages for employees feeling ill, under quarantine, or caring for family members, and two-thirds of base wages for up to 12 weeks for those with childcare needs.  We also expanded our Employee Relief Fund for those experiencing financial hardship, launched the Waste Connections Scholarship Program to assist our employees’ children in pursuing their educational goals, covered COVID-19-related testing and medical costs, and expanded and extended access to medical benefits.

In addition to our near-term COVID-19-related financial commitments, we raised our minimum hourly wage target to $15 per hour, which exceeds many state, provincial and local wage requirements. Looking beyond our people, we also recognized the needs of the communities where we live and work, increasing the level of charitable contributions to assist food banks, families at risk, and organizations with a focus on addressing racial inequities at a local or national level, providing meals for healthcare workers and higher risk populations, and donating critical personal protective equipment.

Safety

Safety is our first operating value at Waste Connections.  We are committed to the safety of our employees, customers, and the communities we serve.  Our ultimate goal is to “Drive to ZERO”, that is, to achieve zero incidents and accidents. Our success in safety is driven by our self-directed and empowered employees taking personal ownership for their safety and the safety of those around them.  As servant leaders, we endeavor every day to protect our employees and the communities we are privileged to work in and around. We utilize on-board event recording technology to identify both risky behavior, which is coached, and best practices, which are reinforced.  We have developed a risk-based scoring system for our drivers to improve their safe driving skills and hold our leaders responsible for the performance of the employees they are privileged to serve.

In 2020, this behavior-based approach to safety resulted in a reduction in our incident rate by approximately 12%, with over 60% of our operating locations posting zero safety-related incidents or reduced incident frequency over the prior year.

Safety training is an integral part of our culture of safety.  To reinforce safe driving skills and safe work practices throughout Waste Connections, we require both initial training for all new driver employees and reinforcement training each year.  Areas of focus in training include: “Target 4” defensive driving, Smith System driving fundamentals, Injury & Illness prevention, and Safe Work Practices training.  We further emphasize the importance of safety through regular tailgate safety meetings and rollout safety instructions for our drivers, and through the utilization of electronic safety communication boards, safety alerts, and other communications to heighten awareness and maintain focus every day on the importance of safety.

While we attribute our successful safety record to our culture and behavior-based approach, we recognize that advances in fleet design and technology can be important tools in identifying risky behaviors and providing coaching opportunities to further our efforts to achieve our long-term aspirational target of a 25% reduction in incident rates as described in our 2020 Sustainability Report (www.wasteconnections.com/sustainability). To that end, in 2020, we initiated a two-year, $10 million fleet-wide upgrade of our on-board event recording technology and introduced Freightliner EconicSD trucks with an overhauled cab design that incorporates many of the safety features already included in passenger vehicles, as well as an integrated collision mitigation system, enhanced visibility, and several ergonomic improvements.

Culture/Servant Leadership

At Waste Connections, we maintain that our purposeful culture drives differentiated results, and therefore investing in our people is a priority as we employ an approach guided by Servant Leadership. This concept inverts the traditional management hierarchy, positioning leaders to serve their employees both professionally and personally. The philosophy empowers employees by prioritizing their needs, sharing responsibility and driving personal development.  As a result, a significant amount of management time and resources are dedicated to leadership training and development.

Training and Development

Our leadership development efforts focus on multi-day Servant Leadership training sessions, in which approximately 25% of our leadership team participated in 2020 in spite of the limitations on in-person training as a result of COVID-19-related travel restrictions.  These leadership training sessions, generally conducted in-person but also available online, are developed and administered by dedicated internal resources and also include participation by the senior leadership team.

In addition, the Company provides a broad range of other training and on-the-job learning opportunities, including district management training, varying leadership webinar topics, and other safety, sales, maintenance, operations and financial training courses engaging every level of employee throughout the Company.  Through our Learning Management System (“LMS”), we track employee progress and can utilize the LMS to share new course topics and additional content.

Employee Pay and Benefits

We strive to make Waste Connections a great place to work. Our approach to attracting safe, productive workers includes a focus on providing full time, stable, local jobs with competitive pay and benefits.

Our pay and benefits strategy is designed to provide programs and services that help meet the varying needs of our employees, particularly during challenging periods like the COVID-19 pandemic, when we increased our targeted minimum wage to $15 per hour and introduced the Waste Connections Scholarship Program, in addition to providing discretionary supplemental pay and benefits, including expanded access to our Employee Relief Fund. Our total rewards package for front line employees includes market-competitive pay, bonus opportunities, affordable and comprehensive healthcare plans, market-leading retirement benefits, generous and flexible time off plans, and the opportunity to share in the Company’s success through an Employee Share Purchase Plan.  Our leaders also are eligible for incentive compensation programs consisting of an annual cash bonus, equity, or both, dependent on their contributions to improving safety, financial results, and key human capital measures like turnover, employee development and employee survey scores.

Employee Engagement

Beyond compensation and benefits, we believe employee engagement includes increased investments in training and development of our leaders and frontline employees, and innovating new technology offerings to increase connectivity both inside and outside of the Company, using a variety of channels to facilitate open and direct communication, including employee resource groups.  We recognize the importance of engagement in driving culture and increasing retention, which was magnified in 2020, when the COVID-19 pandemic necessitated the use of remote alternatives to in-person training and development and highlighted the importance of connectivity both inside and outside of the Company.

Indicators of employee engagement include retention, voluntary turnover and satisfaction, as measured through annual Servant Leadership surveys.  In 2020, our total turnover improved by 11.2%, with voluntary turnover down 18.0% on a year-over-year basis.

We conduct an annual Servant Leadership survey, which provides employees the opportunity to evaluate their managers on an anonymous basis and provide written feedback. We target continuous improvement in the scores as an element of the long-term aspirational goals included in our 2020 Sustainability Report.  In 2020, our managers’ Servant Leadership scores increased by 1.9%, with an employee response rate of over 87%.

Diversity and Inclusion

We are committed to building and developing diverse teams that function in an environment of mutual respect, where employees feel valued, empowered to contribute and positioned for success.

In keeping with our efforts to support and encourage diversity and inclusion, we have undertaken several initiatives, including adopting in 2019 a formal Diversity Policy for our Board of Directors and Senior Management with aspirational targets for female Board representation, and additional disclosure on workforce composition.  In addition, in 2020, we incorporated diversity and inclusion into Servant Leadership training, focused our leadership summit on understanding and mitigating unintended biases, expanded our Servant Leadership assessments of managers by employees to include diversity and inclusion, enhanced recruiting practices to ensure the broadest candidate pools, established financial commitments to organizations that focus on racial inequities and that support women and children at risk, and supported the development of resource groups including our Women’s Network and Veterans’ S.E.R.V.E. Network. Waste Connections is a signatory to the CEO Action for Diversity & Inclusion, the largest CEO-driven business commitment to advance diversity and inclusion within the workplace.

Employee Recruiting

In 2020, we hired 4,417 employees through our network of internal recruiters operating on a regional basis out of 10 locations. Our internal recruiting team endeavors to not only fill open positions, but to partner with hiring managers to continuously improve our efforts with respect to marketing, screening, interviewing, onboarding and employee retention.  In addition to recruiting locally in the communities we serve, we use job fairs, open house events, employee referral programs, social media channels, local radio and television advertising, and school to work partnerships.  Our job opportunities are hosted on www.careers.wasteconnections.com, posted on www.indeed.com, www.linkedin.com, as well as state and provincial job boards, and syndicated to expand our reach to dozens of diversity-oriented and military-focused recruiting websites such as www.honorher.works, www.jobs.vetjobs.org, www.diversity.dejobs.org, www.enableamerica.dejobs.org and www.campuspride.jobs.

Sustainability/ESG

Environmental, organizational and financial sustainability initiatives have been key components of our success since we were founded in 1997. We continuously monitor and evaluate new technologies and investments that can enhance our commitment to the environment and improve our competitive positioning. We remain committed to growing and expanding these efforts as our industry and technology continue to evolve. To that end, we have made a $500 million commitment to the advancement of the long-term aspirational targets outlined in our 2020 Sustainability Report.

The targets include reducing environmental impact through expanded resource recovery capacity, increased landfill gas recovery and biogas generation, and increased on-site leachate treatment at our landfills. In addition, they focus on enhancing employee safety and engagement through reducing safety incident rates, continuous improvement in voluntary turnover, and increased Servant Leadership scores.

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

Landfill Disposal Services

As of December 31, 2020, we owned or operated 66 MSW landfills, 12 E&P waste landfills, which only accept E&P waste, 13 non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste, and one development stage landfill. Eight of our MSW landfills also received E&P waste during 2020. We generally own landfills to achieve vertical integration in markets where the economic and regulatory environments make landfill ownership attractive. We also own landfills in certain markets where it is not necessary to provide collection services because we believe that we are able to attract volume to our landfills, given our location or other market dynamics. Over time, MSW landfills generate a greenhouse gas, methane, which can be converted into a valuable source of clean energy. We deploy gas recovery systems at 51 of our landfills to collect methane, which can then be used to generate electricity for local households, fuel local industrial power plants or power alternative fueled vehicles. In some cases, landfill gas generated at our landfills qualifies as a renewable fuel for which renewable fuel credits may be available.

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

Based on remaining permitted capacity as of December 31, 2020, and projected annual disposal volumes, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements, is estimated to be approximately 29 years. Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. We regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications. We also monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek capacity expansion using a variety of factors.

We are currently seeking to expand permitted capacity at ten of our landfills, for which we consider expansions to be probable. Although we cannot be certain that all future expansions will be permitted as designed, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements is estimated to be approximately 32 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.

The following table reflects estimated landfill capacity and airspace changes, as measured in tons, for owned and operated landfills and landfills operated, but not owned, under life-of-site agreements (in thousands):

	2020			2019
		Probable			Probable
	Permitted	Expansion	Total	Permitted	Expansion	Total
Balance, beginning of year	1,281,318	157,859	1,439,177	1,190,544	171,403	1,361,947
Acquired landfills	16,200	—	16,200	58,780	—	58,780
Developed landfills	—	—	—	14,625	—	14,625
Divested landfills	(1,891)	—	(1,891)	—	—	—
Permits granted	79,192	(79,192)	—	47,542	(47,542)	—
Airspace consumed	(44,346)	—	(44,346)	(47,394)	—	(47,394)
Expansions initiated	—	75,183	75,183	—	—	—
Changes in engineering estimates	52,650	4,672	57,322	17,221	33,998	51,219
Balance, end of year	1,383,123	158,522	1,541,645	1,281,318	157,859	1,439,177

The estimated remaining operating lives for the landfills we own and landfills we operate under life-of-site agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2020, and December 31, 2019, are shown in the tables below. The estimated remaining operating lives include assumptions that the operating permits are renewed.

	2020
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	5	2	18	34	5	18	82
Operated landfills under life-of-site agreements	—	—	—	2	—	3	5
	5	2	18	36	5	21	87

	2019
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	6	5	18	30	8	18	85
Operated landfills under life-of-site agreements	1	1	—	2	—	3	7
	7	6	18	32	8	21	92

The disposal tonnage that we received in 2020 and 2019 at all of our landfills is shown in the tables below (tons in thousands):

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		Twelve Months
	2020		2020		2020		2020		Ended
	Number	Total	Number	Total	Number	Total	Number	Total	December 31,
	of Sites	Tons	of Sites	Tons	of Sites	Tons	of Sites	Tons	2020
Owned operational landfills and landfills operated under life-of-site agreements	88	10,843	88	10,679	89	11,746	87	11,078	44,346
Operated landfills	4	133	4	141	4	139	4	131	544
	92	10,976	92	10,820	93	11,885	91	11,209	44,890

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		Twelve Months
	2019		2019		2019		2019		Ended
	Number	Total	Number	Total	Number	Total	Number	Total	December 31,
	of Sites	Tons	of Sites	Tons	of Sites	Tons	of Sites	Tons	2019
Owned operational landfills and landfills operated under life-of-site agreements	89	10,253	92	12,234	92	12,925	92	11,982	47,394
Operated landfills	4	127	4	151	4	155	4	137	570
	93	10,380	96	12,385	96	13,080	96	12,119	47,964

The expiration dates for the four operated landfills range from 2022 to 2027.  We intend to seek renewal of all four contracts prior to, or upon, their expiration.

Transfer Station Services

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

Recycling Services

We offer residential, commercial, industrial and municipal customers recycling services for a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. The majority of the recyclables we process for sale are paper products and are shipped to customers in the United States and Canada, as well as other markets, including Asia. Changes in end market demand as well as other factors can cause fluctuations in the prices for such commodities, which can affect revenue, operating income and cash flows. We believe that recycling will continue to be an important component of local and state solid waste management plans due to the public’s increasing environmental awareness and expanding regulations that mandate or encourage recycling. We also believe that the costs of processing recyclables, including the costs of contamination, which have historically been subsidized by the sale of recycled commodities, need to be fully recognized. To that end, we have increased the fees that we charge for the collection of recyclables and for processing at our recycling facilities to more fully reflect the processing costs associated with the separation of recyclables into marketable commodities. In some instances, we will look to pass the risk associated with the volatility of recycled commodity prices onto our customers.

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

COMPETITION

The North America municipal solid waste, or MSW, services industry is highly competitive and requires substantial labor and capital resources. Our competition includes: three publicly-held solid waste companies—Waste Management, Inc., Republic Services, Inc. and GFL Environmental, Inc.; several regional, publicly held and privately owned companies; and several thousand small, local, privately owned companies, including independent waste brokers, some of which we believe have accumulated substantial goodwill in their markets. We compete for collection, transfer and disposal volume based primarily on the price and, to a lesser extent, quality of our services. We also compete with operators of alternative disposal facilities, including incinerators, and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations. Public sector operators may have financial and other advantages over us because of their access to user fees and similar charges, tax revenues, tax-exempt financing and the ability to flow-control waste streams to publicly owned disposal facilities.

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

Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets. We also compete in certain markets with publicly held and privately owned companies such as Waste Management, Inc., Republic Services, Inc., Clean Harbors, Inc., US Ecology, Inc., Secure Energy Services Inc., Nuverra Environmental Solutions, Trinity Environmental Services, LLC, Ecoserv, Oilfield Water Logistics (OWL) and others. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company.

REGULATION

Introduction

Our operations in the United States and Canada, including landfills, transfer stations, solid waste transportation, intermodal operations, vehicle maintenance shops, fueling facilities and oilfield waste treatment, recovery and disposal operations, are all subject to extensive and evolving federal, state, provincial and, in some instances, local environmental, health and safety laws and regulations, the enforcement of which has become increasingly stringent. These laws and regulations may, among other things, require securing permits or other authorizations (collectively, “permits”) for regulated activities; govern the amount and type of substances that may be released or emitted into the environment in connection with our operations; impose cleanup or corrective action responsibility for releases of regulated substances into the environment; restrict the way we handle, manage or dispose of wastes; limit or prohibit our activities in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; require investigatory and remedial actions to mitigate pollution conditions caused by our operations or attributable to former operations; and impose specific standards addressing worker protection and health. Compliance is often costly or difficult to achieve, and the violation of these laws and regulations may result in the denial or revocation of permits, issuance of corrective action orders, assessment of administrative and civil penalties and even criminal prosecution.

In many instances in the United States, liability is often “strict,” meaning it is imposed without a requirement of intent or fault on the part of the regulated entity. The environmental regulations that affect us in the United States are generally administered by the Environmental Protection Agency, or the EPA, state environmental agencies, and other federal, state and local authorities having jurisdiction over our U.S. operations.

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

Various laws impose cleanup or remediation liability on responsible parties, which are discussed in more detail below. Substances subject to cleanup liability have been or may have been disposed of or released on or under certain of our facility sites. At some of our facilities, we have conducted and continue to conduct monitoring or remediation of known soil and groundwater contamination and, as required, we will continue to perform such work. It is possible that monitoring or remediation could be required in the future at other facilities we own or operate, or previously owned or operated. These monitoring and remediation efforts are usually overseen by environmental regulatory agencies. Further, it is not uncommon for neighboring landowners or other third parties to file claims for personal injury or property damage allegedly caused by the release of regulated substances into the environment. In addition, from time to time, our intermodal services business undertakes the transport of hazardous materials. This transportation function is also regulated by various federal, state, provincial and potentially local agencies.

A number of major statutes and regulations apply to our operations, which are generally enforced by regulatory agencies. Typically, in the United States, federal statutes establish the general regulatory requirements governing our operations, but in many instances these programs are delegated to the states, which have independent and sometimes more strict regulation. In Canada, it is typically provincial statutes that establish the primary regulatory requirements governing our waste operations. Federal statutes in Canada govern certain aspects of waste management, including international and interprovincial transport of certain kinds of waste. Certain of these statutes in the United States and Canada contain provisions that authorize, under certain circumstances, lawsuits by private citizens to enforce certain statutory provisions. In addition to penalties, some of these statutes authorize an award of attorneys’ fees to parties that successfully bring such an action. Enforcement actions for a violation of these statutes and related rules, or for a violation of or failure to have a permit, which is required by certain of these statutes, may include administrative, civil and criminal/regulatory penalties, as well as injunctive relief in some instances. In our ordinary course of business, we incur significant costs complying with these statutes, regulations and applicable standards they impose.

A brief description of certain of the primary statutes affecting our operations is discussed below.

Laws and Regulations

A.   Waste and Hazardous Substances

1.   The Resource Conservation and Recovery Act of 1976, or RCRA

In the United States, RCRA regulates the generation, treatment, storage, handling, transportation and disposal of hazardous and non-hazardous waste and requires states to develop programs to ensure the safe disposal of solid waste. Regulations promulgated under RCRA impose broad requirements on the waste management industry. In October 1991, the EPA adopted what are known as the Subtitle D Regulations, which govern solid non-hazardous waste landfills. The Subtitle D Regulations establish, among other things, location restrictions, minimum facility design and performance standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. These and other applicable requirements, including permitting, are typically implemented by the states, and in some instances, states have enacted more stringent requirements.

Waste related to oil and gas exploration and production, or “E&P,” is typically regulated differently than those wastes designated as “hazardous waste.” Regarding the management and disposal of E&P waste, although E&P wastes may contain hazardous constituents, most E&P waste is exempt from stringent RCRA regulation as a hazardous waste. We are required to obtain permits for the land treatment and disposal of E&P waste as part of our operations. The construction, operation and closure of E&P waste land treatment and disposal operations are generally regulated at the state level. These regulations vary widely from state to state. None of our oilfield waste recycling, treatment and disposal facilities are currently permitted to accept hazardous wastes. Some wastes handled by us that currently are exempt from regulation as hazardous wastes may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes if changes in laws or regulations were to occur. If the RCRA E&P waste exemption is repealed or modified, we could become subject to more rigorous and costly operating and disposal requirements.

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

RCRA also regulates underground storage of petroleum and other materials it defines as “regulated substances.” RCRA requires tank registration, compliance with technical standards for tanks, release detection and reporting and corrective action, among other things. Certain of our facilities and operations are subject to these requirements, which are typically implemented at the state level and may be more stringent in certain states.

2.   The Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA

CERCLA, which is also known as the “Superfund” law, established a program in the United States allowing federal authorities to provide for the investigation and cleanup of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA defines “hazardous substances” broadly. One of the primary ways that CERCLA addresses a release or threatened release of hazardous substances is by imposing strict, joint and several liability for cleanup on its broad categories of responsible parties. This means that responsible parties can bear liability without fault and that each responsible party potentially could bear liability for the entirety of cleanup costs, notwithstanding its individual contribution. Generally, responsible parties are current owners and/or operators of the contaminated site; former owners and operators of the site at the time when the hazardous substances were disposed; any person who arranged for treatment or disposal of the hazardous substances; and transporters who selected the disposal site. In addition to CERCLA’s liability framework, the EPA may issue orders directing responsible parties to respond to releases of hazardous substances. Further, the EPA and private parties, who have response liability to the EPA or who have incurred response costs, can bring suit against other responsible parties to seek to recover certain costs incurred in their response efforts. CERCLA also imposes liability for the cost of evaluating and remedying damage to natural resources. Various states have enacted laws analogous to and independent of CERCLA that also impose liability, which is typically strict and joint and several, for investigation, cleanup and other damages associated with the release of hazardous or other regulated substances. We may handle hazardous substances within the meaning of CERCLA, or hazardous and other substances regulated under similar state statutes, in the course of our ordinary operations. As a result, we may be jointly and severally liable under CERCLA or similar states statutes for all or part of the costs required to cleanup sites if and where these hazardous substances have been released into the environment. CERCLA and these analogous state laws and regulations may also expose us to liability for acts or conditions that were in compliance with applicable laws at a prior time. Under certain circumstances, our sales of residual crude oil collected as part of the saltwater injection process could result in liability to us if the residual crude contains hazardous substances or is covered by one of the state statutes and the entity to which the oil was transferred fails to manage and, as necessary, dispose of it or components thereof in accordance with applicable laws.

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

4.   Canadian Contaminated Sites Legislation

There are provincial and federal laws in Canada that regulate spills and releases of substances into the environment and require the remediation of contaminated sites. Clean up of contaminated sites in connection with our business is primarily regulated by provincial environmental laws. Each province has its own regulatory regime; however, the key requirements under these regimes are similar across Canada. For example, the EP Act in Ontario authorizes the agency to issue orders to responsible persons to undertake remedial or other corrective actions to investigate, monitor, and remediate the discharge or presence of contaminants in the environment. These orders can generally be issued on a joint and several liability basis to categories of responsible persons, including persons who caused or permitted the discharge of a contaminant, persons who owned the discharged substance, as well as current and past owners of lands or the source of the contamination and persons who have or have had management or control over lands or the source of the contamination. Responsible parties can bear liability under an order without fault.  The costs to comply with an order can be very substantial. Some provincial jurisdictions provide a statutory right to compensation from the owner or person in control of a substance that is discharged into the environment to any person who suffers loss as a result. The federal government has also enacted laws that regulate the release of certain substances into the environment. We handle many contaminants and pollutants in the course of our ordinary operations and, as a result, may be liable under provincial and federal statutes for all or part of required cleanup costs if substances have been released into the environment. Under such laws, we could be required to remove previously disposed substances and wastes (including substances disposed of or released by prior owners or operators) or remediate contaminated property (including soil and groundwater contamination, whether from prior owners or operators or other historic activities or spills).

B.   Wastewater/Stormwater Discharge

1.   The Federal Water Pollution Control Act of 1972, or the Clean Water Act

The Clean Water Act regulates the discharge of pollutants from a variety of sources, including, without limitation, solid waste disposal facilities, transfer stations and oilfield waste facilities into Waters of the United States, or WOTUS, including surface and potentially ground waters. Under the Clean Water Act, sites or facilities that discharge pollutants to waters of the United States must have a permit authorizing that discharge. If run-off or other contaminants from our owned or operated transfer stations or oilfield waste facilities, or run-off, collected leachate or other contaminants from our owned or operated landfills or other facilities is discharged into streams, rivers or other regulated waters, the Clean Water Act would require a discharge permit. These permits typically contain requirements to conduct monitoring and, under certain circumstances, to treat and reduce the quantity of pollutants in such discharge. Further, if a landfill or other facility discharges wastewater through a treatment works, it may be required to comply with additional permitting and other specific requirements. Also, virtually all landfills are required to comply with the EPA’s storm water regulations, which are designed to prevent the introduction of contaminated storm water run-off into United States’ waters.

At this time, the ultimate regulatory test for defining WOTUS is unclear, and the determination therefor will be based upon the outcome of regulatory promulgations and associated litigation, that are currently pending. The manner in which WOTUS is defined could affect our operations by potentially increasing or modifying regulatory requirements governing our discharges. In 2015, the Clean Water Rule was promulgated, which would expand federal control over many U.S. water resources by broadening the definition of WOTUS, thereby potentially classifying a larger range of water resource types as jurisdictional under the Clean Water Act. Since promulgation of the 2015 Clean Water Rule, the EPA and the Army Corps of Engineers, or the Corps, have sought to rescind it and to promulgate a revised definition of WOTUS that would establish federal jurisdiction more narrowly, thereby reducing the scope of Clean Water Act applicability. To that end, on December 11, 2018, the EPA and the Corps proposed a rule to redefine WOTUS. Eventually, in October 2019, the 2015 Clean Water Rule was repealed, effectively reverting to the pre-2015 regulatory definition as of December 23, 2019.  The EPA published a new Navigable Waters Protection Rule on April 21, 2020, which went into effect on June 22, 2020. This rule narrows the scope of wetlands and waterways under federal jurisdiction. The new rule has already been challenged in court in eight states and the District of Columbia. The Navigable Waters Protection Rule is currently in effect in every state and district except for Colorado, where a federal judge granted a stay. The scope of the WOTUS definition will likely remain fluid until litigation is finalized. To the extent that a regulation expands the scope of the jurisdiction under the Clean Water Act with respect to WOTUS, we could face increased costs and delays in obtaining permits under the Clean Water Act. Further, regulatory uncertainty may increase costs to our customers.

Additionally, the Clean Water Act’s spill prevention, control and countermeasure requirements require development of site-specific plans, and appropriate containment berms and similar structures to help contain and prevent the contamination of regulated waters in the event of a hydrocarbon storage tank release. The Clean Water Act also contains provisions that can prohibit development or require permitting before construction or expansion of a landfill may occur in areas designated as wetlands. Various states in which we operate or may operate in the future have been delegated authority to implement the Clean Water Act and its permitting requirements, and some of these states have adopted regulations that are more stringent than federal Clean Water Act requirements.

2.   Safe Drinking Water Act, or SDWA

Our United States E&P underground injection operations are subject to the SDWA, as well as analogous state laws and regulations. Under the SDWA, the EPA established the underground injection control, or UIC, program, which includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. Certain state regulations require us to obtain permits from the applicable regulatory agencies to operate our underground injection wells. Leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of our UIC permit, fines and penalties, the incurrence of expenditures for remediation of the affected resource and potential liability to third parties for property damages. In July 2018, the EPA partnered with New Mexico to assess alternatives to immediate disposal of E&P wastewater by reusing it and/or treating it for reintroduction into the hydrologic cycle, as well as potential regulations related thereto. Moreover, in May 2019, EPA issued its draft Study of Oil and Gas Extraction Wastewater Management Under the Clean Water Act regarding EPA’s examination of whether to alter its regulation of the treatment and discharge of E&P wastewater. The final report was released in May 2020. The EPA has yet to determine its next steps for managing E&P wastewater under the Clean Water Act.  If regulations requiring reuse or treatment are developed and implemented on a broad scale, it may increase our compliance costs or reduce the volume of E&P wastes that may be disposed of via underground injection.

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

In addition to permitting, the CAA imposes other regulatory obligations, including, in some instances, performance standards on operations and equipment. The EPA has issued what are known as new source performance standards, or NSPS, and emissions guidelines, which impose requirements regarding control of landfill gases from new and existing large landfills. The EPA has also issued regulations imposing maximum achievable control technology, or MACT, on large MSW landfills. The MACT standards impose limits on landfill emissions and often require installation of landfill gas collection systems. The EPA published a final rule on March 26, 2020, which declined to amend the MACT at that time.  Additional or more stringent regulations of our facilities may occur in the future, which could increase operating costs or impose additional compliance burdens.

On August 29, 2016, the EPA issued “Subpart XXX” that applies to MSW landfills constructed, modified or reconstructed after July 17, 2014. The Subpart XXX NSPS reduce the non-methane organic compounds, or NMOC, emissions threshold at which MSW landfills must install emission controls, requires monitoring surface emissions of methane, monitoring of temperature and pressure at the wellhead of landfill gas collection systems and imposes other requirements. Further, the EPA promulgated “Guidelines” on August 29, 2016, known as Subpart Cf, which require states to implement similar requirements on existing landfills that are not subject to NSPS Subpart XXX. Subpart Cf updates existing Emission Guidelines and Compliance Times for existing MSW landfills. The Subpart Cf Guidelines apply to landfills that accepted waste after November 8, 1987 and commenced construction or modification on or before July 17, 2014. Subpart XXX and Subpart Cf are intended to result in the reduction of landfill gas emissions, including methane, by lowering the thresholds at which a MSW landfill must install a gas collection and control system. Subpart Cf will ultimately affect existing sources that are not affected by Subpart XXX. In October 2018, the EPA proposed a rule to delay implementation of the Guidelines, and indicated that it was reconsidering certain portions thereof. The EPA is still in the process of reconsideration. In March 2020, the EPA finalized amendments to the most recent MSW Landfill NSPS and emission guidelines that would allow regulated entities to demonstrate compliance with landfill gas control, operating, monitoring, recordkeeping, and reporting requirements by following the corresponding requirements in the MSW Landfills hazardous air pollutant regulations at Subpart AAAA. These amendments were intended to improve compliance and implementation of the regulations. EPA published its final rules on August 26, 2019, under which the deadline for states to submit their plans to implement the emission control requirements was extended from May 29, 2017 to August 30, 2021.  Various groups are litigating this deadline extension in the D.C. Circuit. The rules also give EPA up to six months to review the completeness of state plans and an additional 12 months thereafter to approve or disapprove such plans. Regardless of the time extensions that the new rules allow, eventual compliance with these regulatory requirements could result in significant additional compliance costs, which we will incur in our ordinary course of business. In addition, state air regulatory requirements may impose additional restrictions beyond federal requirements, which could also result in compliance costs. For example, some state air programs uniquely regulate odor and the emission of certain specific toxic air pollutants.

The EPA recently modified, or is in the process of modifying, other standards promulgated under the CAA in a manner that could increase our compliance costs. For example, the EPA has discussed modifying national ambient air quality standards (NAAQS) applicable to particulate matter, carbon monoxide and oxides of sulfur and nitrogen, ozone and other standards to make them more stringent. Current rule proposals retain 2015 NAAQS levels; a new administration, however, may propose more restrictive standards. It is possible these additional regulations could result in additional capital or operating expenditures. We do not believe, however, they will have a material adverse effect on our business as a whole. Further, our customers’ operations may be subject to existing and future CAA permitting and regulatory requirements that could have a material effect on their operations, which could have an adverse effect on our business.

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

1.   State, Provincial and Local Regulation

In addition to the federal statutes regulating our operations, each state or province where we operate or may operate in the future has laws and regulations governing the management, generation, storage, treatment, handling, transportation, and disposal of solid waste, E&P waste, occupational safety and health, water and air pollution and, in most cases, the siting, design, operation, maintenance, corrective action, closure and post-closure maintenance of landfills and transfer stations. Further, many municipalities have enacted or could enact ordinances, local laws and regulations affecting our operations, including zoning and health measures that limit solid waste management activities to specified sites or activities. Other jurisdictions have enacted “fitness” rules focusing on companywide and overall corporate compliance history in making permitting decisions. In addition, certain jurisdictions have enacted flow control provisions that direct or restrict the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and bidding for such franchises and bans or other restrictions on the movement of solid wastes into a municipality. Specific state and local permits for our operations may be required and may be subject to periodic renewal, modification or revocation by the issuing agencies. There has also been an increasing trend at the state, provincial and local levels to mandate and encourage waste reduction at the source and recycling, and to prohibit or restrict landfill disposal of certain types of solid wastes, such as food waste, yard waste, leaves, tires, electronic equipment waste, painted wood and other construction and demolition debris. The enactment of laws or regulations reducing the volume and types of wastes available for transport to and disposal in landfills could prevent us from operating our facilities at their full capacity.

2.    Hydraulic Fracturing Regulation

We do not conduct hydraulic fracturing operations, but we do provide treatment, recovery, and disposal services for the fluids used and wastes generated by our customers in such operations. Recently, there has been increased public concern regarding the alleged potential for hydraulic fracturing to adversely affect the environment, including drinking water supplies. Proposals have been made to enact separate federal, state or local legislation that would increase the regulatory burden imposed on hydraulic fracturing. Laws and regulations have been proposed and/or adopted at the federal, state and local levels that would regulate, restrict or prohibit hydraulic fracturing operations or require the reporting and public disclosure of chemicals used in the hydraulic fracturing process. Certain states and localities have placed moratoria or bans on hydraulic fracturing or the disposal of waste therefrom, or have considered the same.

In June 2016, the EPA promulgated a rule prohibiting discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly-owned treatment works, or POTWs. Further, the EPA promulgated regulations known as Reg. OOOO and Reg. OOOOa, which, among other things, require control of methane and volatile organic compound, or VOC, emissions related to certain well completions and certain tankage and equipment. Certain provisions of Reg. OOOOa are currently the subject of litigation. In June 2017, the EPA proposed a two-year stay of portions of the rules and in October 2018, the EPA proposed revisions to Reg. OOOOa. The EPA finalized its reconsideration of the OOOOa regulations in two rules, referred to as the “Review Rule” on September 14, 2020 and the “Reconsideration Rule” on September 15, 2020. These rules removed a segment of the E&P industry from OOOOa regulation and eliminated methane emission standards.  While these revisions may reduce some regulatory burdens to the E&P industry, the rules continue to require regulated sites to monitor VOC emissions and undertake timely repairs. As such, the revisions may not materially reduce costs for our E&P customer base. Both rules have been challenged in court, and the incoming change in administration may prompt revisitation of these rules. Regardless of potential regulatory revisions, these rules can require oil and gas operators to expend material sums, which may reduce our customers’ E&P activities and could have an adverse impact on our business. Additionally, several states have adopted or proposed laws and regulations analogous to or even more stringent than the federal rules that would remain in effect regardless of the outcome of any federal stay or litigation. Further, several states in which we conduct business require oil and natural gas operators to disclose information concerning their operations, which could result in increased public scrutiny.

The EPA has contemplated additional rule making. In May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking, or ANPR, under the Toxic Substances Control Act, or TSCA, seeking comment on whether and how the EPA should regulate the reporting or disclosure of the use of hydraulic fracturing chemical substances and mixtures and their constituents. Several states have implemented such requirements. Additionally, in December 2016, the EPA released a study on the environmental impacts of hydraulic fracturing on drinking water. In that study, the EPA found evidence that hydraulic fracturing activity can impact drinking water resources under some circumstances, but data gaps limited the

EPA’s ability to fully assess the matter. The EPA also published in May 2018 a detailed study of centralized waste treatment, or CWT, facilities accepting oil and gas extraction wastewater. The study assessed the regulatory status of CWTs, characteristics of wastewaters discharged from them, available treatment technologies and associated costs. EPA has yet to implement regulations or guidelines based on this study. The impact of rules that the EPA is contemplating, has proposed or has recently promulgated will be uncertain until the rules are finalized and fully implemented.

If new federal, state or local laws, regulations or policies restricting hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities and make it more difficult or costly for our customers to perform hydraulic fracturing. Any such regulations limiting, prohibiting or imposing operational requirements on hydraulic fracturing could reduce oil and natural gas E&P activities by our customers and, therefore, adversely affect our business. Such laws or regulations could also materially increase our costs of compliance.

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

In June 2018, the Canadian federal government enacted the Greenhouse Gas Pollution Pricing Act, which established a national carbon-pricing regime starting in 2019 for provinces and territories in Canada where there is no provincial regime in place or where the provincial regime does not meet the federal benchmark. Often referred to as the federal backstop, the federal carbon-pricing regime consists of a carbon levy that is applied to fossil fuels and an output-based pricing system (“OBPS”) that is applied to certain industrial facilities with reported emissions of 50,000 tonnes of carbon dioxide equivalent (“CO2e”) or more per year. The carbon levy applies to prescribed liquid, gaseous, and solid fuels at a rate that is equivalent to $30 per tonne of CO2e in 2020, increasing annually, until it reaches $50 per tonne of CO2e by 2022. On November 19, 2020, the federal government introduced Bill C-12, the Canadian Net-Zero Emissions Accountability Act, which establishes the framework for national GHG emissions reduction targets to attain net-zero emissions by 2050.

Certain states and several Canadian provinces have promulgated legislation and regulations to limit GHG emissions through requirements of specific controls, carbon levies, cap and trade programs or other measures. Comprehensive GHG legislation or regulation, including carbon pricing, affects not only our business, but also that of our customers.

Heightened regulation of our customers’ operations could also adversely affect our business. The regulation of GHG emissions from oil and gas E&P operations may increase the costs to our customers of developing and producing hydrocarbons and, as a result, may have an indirect and adverse effect on the amount of E&P waste delivered to our facilities. On June 3, 2016, the EPA promulgated NSPS Subpart OOOOa, which in conjunction with NSPS Subpart OOOO sets methane and VOC requirements for certain new and modified sources, including hydraulically fractured oil wells, certain tankage and equipment. Although, as discussed above, the EPA revised these regulations in September 2020, they are currently being challenged in court and they will continue to require, in some instances, additional emissions controls and increased capital costs for our customers, which could reduce their E&P activities, and subsequently negatively impact our business operations. As discussed above, certain states have enacted rules analogous to or even more stringent than the federal rules.

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

6. Potential Regulation of Per- and Polyfluoroalkyl Substances (PFAS) and Other Emerging Contaminants

At this time, several substances are being reviewed by governmental authorities for potential heightened regulation, including PFAS. PFAS, a class of man-made chemicals, have been in use since the 1940s and are found in many consumer products including textiles, fire suppressants, cookware, packaging, and plastics. These types of products and materials can be found in wastes that our facilities accept and have accepted for management and disposal. PFAS are environmentally persistent and tend to bioaccumulate in exposed populations. PFAS contamination has been found in the air, soil, and water, including drinking water. This contamination has prompted action by Congress, the EPA, and several states.

The EPA has begun to examine the potential regulation of PFAS materials under the SWDA, CERCLA, and TSCA.  The EPA established lifetime health advisories for PFAS materials in May 2016.  The regulatory development process for listing two PFAS chemicals, perfluorooctanoic acid (PFOA) and perfluorooctanesulfonic acid (PFOS), as hazardous substances under CERCLA was initiated in 2019. Listing PFAS as a CERCLA hazardous substance would potentially expand the universe of substances giving rise to cleanup liability. EPA has published Action Plans to potentially address the risk of PFAS contamination. The most recent Action Plan, which was published in February 2020, included preliminary determinations to regulate PFOA and PFOS, as well as an analysis of tools available to regulate PFAS. The EPA also released a memorandum in November 2020 detailing an interim strategy for including PFAS in National Pollutant Discharge Elimination System (NPDES) waste water discharge permits under the CWA.

The U.S. House of Representatives passed House Resolution 535 in January 2020. The bill specifically calls for the EPA to add PFAS to the list of hazardous air pollutants under the CAA and initiate regulatory limits for major and area sources of air pollutants. The bill, if it passes the Senate, will also establish PFAS effluent limitations and pretreatment standards for point sources under the CWA.

State governments are also beginning to regulate PFAS. Certain states have taken action to limit exposure to PFAS and require remediation of PFAS-related environmental contamination. Much of the state action has been directed at drinking water limits, but in some instances, bills and policies have included PFAS prohibitions in food packaging, consumer products, and firefighting products.

The EPA is also considering regulation of other contaminants of concern, including bisphenol A (BPA) and phthalates, which are common in PVC products. If the EPA moves forward with regulating these or other contaminants of concern, we may face higher compliance costs for, among other things, treatment of leachate and landfill gas.

PFAS chemicals have been the subject of environmental and health reviews by the federal government in Canada. Two PFAS chemicals, perfluorooctane sulfonate (PFOS) and perfluorooctanoic acid (PFOA), are listed as toxic substances under the Canadian Environmental Protection Act, 1999.  PFOS and PFOA are subject to stringent  restrictions on their use in Canada, with additional restrictions pending.  Environmental screening values and standards, and drinking water guidelines, exist in some jurisdictions in Canada in relation to some PFAS. Given the increasing concern regarding PFAS in the environment, including PFAS in groundwater and in leachate at waste disposal sites, increased regulatory requirements may be imposed in Canada in the future.

Increased regulation of PFAS and other emerging contaminants could adversely affect our operations. Our already-substantial financial obligations associated with post-closure maintenance at our existing landfills may increase and accruals for these obligations may also need to be increased. Guidance calling for enhanced treatment of landfill leachate and landfill gas could potentially increase burdens for disposal of PFAS-containing materials generated by our facilities or accepted at our facilities, some of which may potentially need to be upgraded to accept PFAS-containing waste. Finally, regulation of PFAS as an air contaminant and/or waste water effluent pollutant could increase the cost to conduct our business, including, without limitation, potentially requiring greater capital expenditures to meet control requirements as well as operation and maintenance costs.

F.   Renewable and Low Carbon Fuel Standards

Pursuant to the Energy Independence and Security Act of 2007, the EPA promulgated the Renewable Fuel Standards, or RFS, which require refiners to either blend “renewable fuels,” such as ethanol and biodiesel, into their transportation fuels or to purchase renewable fuel credits, known as renewable identification numbers, or RINs, in lieu of blending. In some cases, landfill gas generated at our landfills in the United States and Canada qualifies as a renewable fuel for which RINs are available. Such RINs can be sold by the Company. The price of RINs has been extremely volatile and the value of RINs is dependent upon a variety of factors. The EPA annually establishes the renewable fuel volumes required under the RFS for the following year. The 2020 renewable fuel and 2021 biomass-based diesel volume requirements were published on February 6, 2020, increasing required volumes from 2019 requirements. The regulation is being challenged judicially in the D.C. Circuit, but the challenge remains unresolved. Reductions or limitations on the requirement to blend renewable fuel would likely reduce the volume of RINs purchased to meet the RFS blending requirements. Further, there have been proposals to revise, and in some instances limit, the RFS program in the United States. As recently as October 2019, House Energy and Commerce Committee members, Representatives Shimkus and Flores, introduced the 21st Century Transportation Fuels Act that aims to eliminate volume-based renewable fuels mandates and instead rely upon the transition to a national octane standard and automobile manufacturing standards to govern fuel composition. This bill was referred to the Subcommittee on Environment and Climate Change in October 2019, but no further action has been taken.  Various parties have also sought for the executive branch to revise the RFS. Limiting or eliminating the RFS could have the effect of reducing or eliminating the volume of RINs required to meet blending requirements, which could adversely affect the demand for RINS and accordingly the revenue stream we have historically derived from the sale of RINs.

The Renewable Fuels Regulations under the Canadian Environmental Protection Act, 1999 impose obligations on producers and importers of certain liquid petroleum fuels to acquire renewable fuel compliance units in connection with the fuels they produce or import. Compliance Units can be generated through the blending of renewable fuel into liquid petroleum fuels. Certain provincial jurisdictions in Canada also impose obligations to incorporate renewable fuels into fuels that are distributed within the jurisdiction.  The Canadian federal government published the draft Clean Fuel Regulations under the Canadian Environmental Protection Act, 1999 on December 19, 2020. The draft Clean Fuel Regulations would impose lifecycle carbon intensity requirements on producers and importers of certain liquid petroleum fuels, which could be satisfied, in part, through compliance credits generated through the supply of low carbon intensity fuels.  The draft Clean Fuel Regulations are expected to come into force in December 2022.  At this time, we do not know how the new Clean Fuel Regulations in Canada will impact demand for our renewable fuel in Canada.

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

Under our current Company-wide insurance program, we carry per incident deductibles or self-insured retentions ranging from $350,000 to $2 million for cyber liability and directors’ and officers’ liability claims. Additionally, we have umbrella policies with insurance companies for automobile liability, general liability and employer’s liability. Our property insurance limits are in accordance with the replacement values of the insured property.

Under our current insurance program for our U.S. operations, we carry per incident deductibles or self-insured retentions ranging from $350,000 to $20 million for automobile liability claims, workers’ compensation and employer’s liability claims, general liability claims, employee group health insurance and employment practices liability, environmental liability, and for most property claims, subject to certain additional terms and conditions. Since workers’ compensation is a statutory coverage limited by the various state jurisdictions, the umbrella coverage is not applicable. Our environmental protection insurance policy covers all owned or operated landfills, certain transfer stations and other facilities, subject to the policy terms and conditions. From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under our liability insurance policies. Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage. Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Under our current insurance program for our Canadian operations, we carry per incident deductibles or self-insured retentions ranging from $350,000 to $2.5 million for automobile liability claims, property claims and environmental liability. Since workers’ compensation is a provincial coverage limited by the various province jurisdictions, the umbrella coverage is not applicable. Employees are eligible to receive health coverage under Canada’s public health care system and, in addition, most employees of our Canadian operations are eligible to participate in group medical and drug coverage plans sponsored by us. Our environmental protection insurance policy covers all owned or operated landfills, certain transfer stations and other facilities, subject to the policy terms and conditions. Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage. Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Financial Surety Bonds

We use financial surety bonds for a variety of corporate guarantees. The financial surety bonds are primarily used for guaranteeing municipal contract performance and providing financial assurances to meet asset closure and retirement requirements under certain environmental regulations. In addition to surety bonds, such guarantees and obligations may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted cash and investment deposits. At December 31, 2020 and 2019, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $727.4 million and $661.6 million, respectively, to secure our asset closure and retirement requirements and $482.3 million and $419.3 million, respectively, to secure performance under collection contracts and landfill operating agreements.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers as of February 9, 2021:

Name	Age	Positions
Ronald J. Mittelstaedt	57	Executive Chairman
Worthing F. Jackman	56	President and Chief Executive Officer
Darrell W. Chambliss	56	Executive Vice President and Chief Operating Officer
James M. Little	59	Executive Vice President – Engineering and Disposal
Patrick J. Shea	50	Executive Vice President, General Counsel and Secretary
Mary Anne Whitney	57	Executive Vice President and Chief Financial Officer
Matthew S. Black	48	Senior Vice President and Chief Tax Officer
Jason J. Craft	45	Senior Vice President – Operations
David G. Eddie	51	Senior Vice President and Chief Accounting Officer
David M. Hall	63	Senior Vice President – Sales and Marketing
Eric O. Hansen	55	Senior Vice President – Chief Information Officer
Robert M. Cloninger	48	Vice President, Deputy General Counsel and Assistant Secretary
Keith P. Gordon	57	Vice President – Information Systems
Shawn W. Mandel	54	Vice President – Safety and Risk Management
Susan R. Netherton	51	Vice President – People, Training and Development
Jason W. Pratt	41	Vice President – Corporate Controller
Scott I. Schreiber	64	Vice President – Equipment and Operations Support
Kurt R. Shaner	55	Vice President – Engineering and Sustainability
Gregory Thibodeaux	54	Vice President – Maintenance and Fleet Management
Colin G. Wittke	58	Vice President – Sales
Richard K. Wojahn	63	Vice President – Business Development

Ronald J. Mittelstaedt has been Executive Chairman of the Company since July 2019.  From its formation in 1997 to that date, Mr. Mittelstaedt served as Chief Executive Officer of the Company.  Mr. Mittelstaedt has served as a director of the Company since its formation, was elected Chairman in January 1998 and serves on the Executive Committee. He also served as President of the Company from its formation through August 2004. Mr. Mittelstaedt has more than 32 years of experience in the solid waste industry. He serves as a director of SkyWest, Inc. Mr. Mittelstaedt holds a B.A. degree in Business Economics with a finance emphasis from the University of California at Santa Barbara.

Worthing F. Jackman has been President and Chief Executive Officer of the Company since July 2019.  He has also served as a director of the Company since that date. From July 2018 to July 2019, Mr. Jackman served as President of the Company. From September 2004 to July 2018, Mr. Jackman served as Executive Vice President and Chief Financial Officer of the Company. From April 2003 to September 2004, he served as Vice President – Finance and Investor Relations of the Company. Mr. Jackman held various investment banking positions with Alex. Brown & Sons, now Deutsche Bank Securities, Inc., from 1991 through 2003, including most recently as a Managing Director within the Global Industrial & Environmental Services Group. In that capacity, he provided capital markets and strategic advisory services to companies in a variety of sectors, including solid waste services. Mr. Jackman serves as a director of Quanta Services, Inc. He holds a B.S. degree in Finance from Syracuse University and an M.B.A. from the Harvard Business School.

Darrell W. Chambliss has been Executive Vice President and Chief Operating Officer of the Company since October 2003. From October 1, 1997 to that date, Mr. Chambliss served as Executive Vice President – Operations of the Company. Mr. Chambliss has more than 30 years of experience in the solid waste industry. Mr. Chambliss holds a B.S. degree in Business Administration from the University of Arkansas.

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

Mary Anne Whitney has been Executive Vice President and Chief Financial Officer of the Company since February  2021.  From July 2018 to that date, Ms. Whitney served as Senior Vice President and Chief Financial Officer of the Company. From February 2018 to July 2018, Ms. Whitney served as Senior Vice President - Finance of the Company. From March 2012 to February 2018, Ms. Whitney served as Vice President - Finance of the Company. From November 2006 to March 2012, Ms. Whitney served as Director of Finance of the Company. Ms. Whitney held various finance positions for Wheelabrator Technologies from 1990 to 2001. Ms. Whitney holds a B.A. degree in Economics from Georgetown University and an M.B.A. in Finance from New York University Stern School of Business.

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

Jason J. Craft has been Senior Vice President – Operations of the Company since July 2020. From December 2014 to that date, Mr. Craft served as a Regional Vice President of the Company. From February 2010 to December 2014, Mr. Craft served as a Divisional Vice President of the Company. From July 2006 to February 2010, Mr. Craft served as a District Manager of the Company, and from November 2003 to July 2006 he served as a member of the Company’s Operations Analysis and Integrations department. From April 2003 until November 2003, Mr. Craft served as a member of the Company’s Internal Audit department. Mr. Craft held various accounting positions with The Newark Group Inc. from June 2000 to April 2003. Mr. Craft spent seven years in the military, both in the U.S. Navy and the Army National Guard. Mr. Craft holds a B.S. degree in Accounting from Montana State University.

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

David M. Hall has been Senior Vice President – Sales and Marketing of the Company since October 2005. From August 1998 to that date, Mr. Hall served as Vice President – Business Development of the Company. Mr. Hall has more than 35 years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. Mr. Hall received a B.S. degree in Management and Marketing from Missouri State University.

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

Scott I. Schreiber has been Vice President – Equipment and Operations Support of the Company since the completion of the Progressive Waste acquisition on June 1, 2016. From February 2009 to that date, Mr. Schreiber served as Vice President – Disposal Operations of the Company. From October 1998 to February 2009, he served as Director of Landfill Operations of the Company. Mr. Schreiber has more than 40 years of experience in the solid waste industry. From September 1993 to September 1998, Mr. Schreiber served as corporate Director of Landfill Development and corporate Director of Environmental Compliance for Allied Waste Industries, Inc. From August 1988 to September 1993, Mr. Schreiber served as Regional Engineer (Continental Region) and corporate Director of Landfill Development for Laidlaw Waste Systems Inc. From June 1979 to August 1988, Mr. Schreiber held several managerial and technical positions in the solid waste and environmental industry. Mr. Schreiber holds a B.S. degree in Chemistry from the University of Wisconsin at Parkside.

Kurt R. Shaner has been Vice President – Engineering and Sustainability of the Company since November 2020.    From April 2002 to that date, Mr. Shaner served as the Eastern Region Engineering Manager of the Company.  Mr.

Shaner held various positions at Waste Management, Inc. and its predecessor companies from June 1990 through March 2002.  From February 1988 through June 1990, Mr. Shaner worked as a consulting engineer focused on landfill design and permitting.  Mr. Shaner is a professional engineer and received a B.S. degree in Civil Engineering from the University of Miami.

Gregory Thibodeaux has been Vice President – Maintenance and Fleet Management of the Company since January 2011. From January 2000 to that date, Mr. Thibodeaux served as Director of Maintenance of the Company. Mr. Thibodeaux has more than 34 years of experience in the solid waste industry having held various management positions with Browning Ferris Industries, Sanifill, and USA Waste Services, Inc. Before coming to the Company, Mr. Thibodeaux served as corporate Director of Maintenance for Texas Disposal Systems.

Colin G. Wittke has been Vice President – Sales of the Company since the completion of the Progressive Waste acquisition on June 1, 2016. From June 2011 to that date, he served as Vice President, Sales and Marketing of Progressive Waste Solutions Ltd. Prior to that time, Mr. Wittke held various roles with Waste Management, Inc. for 19 years, including the position of Vice President, Sales and Customer Service. He has more than 32 years of experience in the solid waste industry. Mr. Wittke holds a BSc in Finance (cum laude) from Biola University in La Mirada, California.

Richard K. Wojahn has been Vice President – Business Development of the Company since February 2009. From September 2005 to that date, Mr. Wojahn served as Director of Business Development of the Company. Mr. Wojahn served as Vice President of Operations for Mountain Jack Environmental Services, Inc. (which was acquired by the Company in September 2005) from January 2004 to September 2005. Mr. Wojahn has more than 40 years of experience in the solid waste industry having held various management positions with Waste Management, Inc. and Allied Waste Industries, Inc. Mr. Wojahn attended Western Illinois University.

AVAILABLE INFORMATION

Our corporate website address is www.wasteconnections.com. We make our reports on Forms 10-K, 10-Q and 8-K and any amendments to such reports available on our website free of charge as soon as reasonably practicable after we file them with or furnish them to the Securities and Exchange Commission, or SEC, and with the securities commissions or similar regulatory authorities in Canada. The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The references in this Annual Report on Form 10-K to our website address or any third party’s website address, including but not limited to the SEC’s website and any websites maintained by the securities commissions or similar regulatory authorities in Canada, do not constitute incorporation by reference of the information contained in those websites and should not be considered part of this document unless otherwise expressly stated.

ITEM 1A.  RISK FACTORS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates, and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risk Factors Related to Our Company and Industry

Public health crises and the effects of related governmental initiatives have adversely affected and may continue to adversely affect our business, financial condition and results of operations.

Public health crises, such as the pandemic of coronavirus disease 2019 (“COVID-19”), may impact our operations or our customers’ operations in ways that adversely affect our business, results of operations and financial condition.  The COVID-19 pandemic has resulted in adverse impacts to our business.  Fear of such events and their duration and spread might also alter consumer confidence, behavior and spending patterns, resulting in an economic slowdown that could continue to affect demand for our services.  Potential contributing factors include:

●	Mandatory and voluntary closures, shelter-in-place orders, and similar government restrictions on or advisories with respect to travel, business operations and public gatherings have impacted and may continue to impact the operations of our commercial, municipal, industrial and E&P collection customers, as well as affiliated and third-party haulers that bring waste to our landfills, transfer stations, E&P waste and recycling facilities, resulting in a decline in demand for our service offerings;
●	Weakness in the economy resulting from business closures, unemployment and other direct and indirect impacts of the COVID-19 pandemic has caused and may continue to cause customers, including residential, commercial, industrial and E&P accounts, to suffer financial difficulties and ultimately to be unable or unwilling to pay amounts owed to us. This could negatively impact our consolidated financial condition, results of operations and cash flows;
●	To the extent that a significant percentage of our workforce is unable to work, including because of illness or government restrictions in connection with the COVID-19 pandemic, our workforce and operations will be negatively impacted;
●	The additional costs associated with the COVID-19 pandemic, including those related to emergency wages, supplemental pay, personal protective equipment and extended benefits programs provided by the Company to employees affected by the COVID-19 pandemic, may impact our financial results;
●	Volatility in commodity and other input costs could substantially impact our result of operations; and
●	It may become more costly or difficult to obtain debt or equity financing to fund operations or investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us.

The ultimate extent of the impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend largely on future developments, including the duration and spread of the outbreak in the U.S. and Canada, its severity, the actions to contain the novel coronavirus or treat its impact, including the distribution and effectiveness of vaccines, and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted at this time.

Our industry is highly competitive and includes companies with lower prices, return expectations or other advantages, and governmental service providers, which could adversely affect our ability to compete and our operating results.

Our industry is highly competitive and requires substantial labor and capital resources. Some of the markets in which we compete or will seek to compete are served by one or more large, national companies, as well as by regional and local companies of varying sizes and resources.  Some of our competitors may be able to provide or be willing to bid their services at lower prices than we may be willing to offer, which could impact our ability to win new business or retain existing business, including municipal contracts that come up for renewal.  We also compete with counties, provinces, municipalities and solid waste districts that maintain or could develop their own waste collection and disposal operations. These operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing. If we are not able to replace revenues from contracts lost through competitive bidding or early termination or from the renegotiation of existing contracts with other revenues within a reasonable time, our revenues could decline.  In addition, existing and future competitors may develop or offer services or new technologies, new facilities or other advantages. Our inability to compete effectively could hinder our growth or negatively impact our operating results.

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

We expect that increased consolidation in the solid waste services industry will continue to reduce the number of attractive acquisition candidates. Moreover, general economic conditions, including public health crises such as the COVID-19 pandemic, and the environment for attractive investments may affect the desire of the owners of acquisition candidates to sell their companies. As a result, we may have fewer acquisition opportunities, and those opportunities may be on less attractive terms than in the past, which could cause a reduction in our rate of growth from acquisitions.  In addition, the COVID-19 pandemic may lengthen the time required to negotiate and complete acquisitions due to logistical constraints associated with business closures or travel restrictions.

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

We seek price increases necessary to offset increased costs, to improve operating margins and to obtain adequate returns on our deployed capital.  Contractual, general economic, competitive or market-specific conditions, including the impact of public health crises such as the COVID-19 pandemic, may limit our ability to raise prices or otherwise impact our plans with respect to implementing price increases.  As a result of these factors, we may be unable to offset increases in costs, improve operating margins and obtain adequate investment returns through price increases. We may also lose customers to lower-price competitors, and new competitors may enter our markets as we raise prices.

We may lose contracts through competitive bidding, early termination or governmental action.

We derive a significant portion of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and certificates issued by Washington State known as G Certificates. Many franchise agreements and municipal contracts are for a specified term and are, or will be, subject to competitive bidding in the future. For example, we have approximately 486 contracts, representing approximately 4.4% of our annual revenues, which were set for expiration or automatic renewal on or before December 31, 2021. Although we intend to bid on existing contracts subject to competitive bidding in the future and additional municipal contracts and franchise agreements, we may not be the successful bidder, or we may need to lower our price in order to retain the contract. In addition, some of our customers, including municipalities, may terminate their contracts with us before the end of the terms of those contracts. Similar risks may affect our contracts to operate municipally-owned assets, such as landfills.

Governmental action may also affect our exclusive arrangements. Municipalities may annex unincorporated areas within counties where we provide collection services. As a result, our customers in annexed areas may be required to obtain services from competitors that have been previously franchised by the annexing municipalities to provide those services. In addition, municipalities in which we provide services on a competitive basis may elect to franchise those services to other service providers. Unless we are awarded franchises by these municipalities, we will lose customers. Municipalities may also decide to provide services to their residents themselves, on an optional or mandatory basis, causing us to lose customers. If we are not able to replace revenues from contracts lost through competitive bidding or early termination or from the renegotiation of existing contracts with other revenues within a reasonable time, our revenues could decline. Municipalities could also promulgate “flow control” laws and regulations requiring us to deliver waste we collect within a particular jurisdiction to facilities not owned or controlled by us, which could increase our costs and reduce our revenues.

Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones.

We currently own and/or operate 91 landfills and one development stage landfill throughout the United States and Canada. Our ability to meet our financial and operating objectives may depend in part on our ability to acquire, lease, or renew landfill operating permits, expand existing landfills and develop new landfill sites. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. Although the process generally takes less time, the process of obtaining permits and approvals for E&P landfills has similar uncertainties. Operating permits for landfills in states and provinces where we operate must generally be renewed every five to ten years, although some permits are required to be renewed more frequently. These operating permits often must be renewed several times during the permitted life of a landfill. The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by special interest and other groups, including those utilizing social media to further their objectives, and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law, or burdensome terms and conditions being imposed on our operations. For example, see the discussions regarding the Los Angeles County, California Landfill Expansion Litigation—A. Chiquita Canyon, LLC Lawsuit Against Los Angeles County in Note 12, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. This process may be further complicated by the COVID-19 pandemic, which may impact the timeliness of the receipt of approvals and permits.  We may not be able to obtain new landfill sites or expand the permitted capacity of our existing landfills when necessary, and may ultimately be required to expense up to the carrying value of the landfill or expansion project, less the recoverable value of the property and other amounts recovered. Obtaining new landfill sites is important to our expansion into new, non-exclusive solid waste markets and in our E&P waste business. If we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter that market. Expanding existing landfill sites is important in those markets where the remaining lives of our landfills are relatively short. We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the lives of these landfills. Any of these circumstances could adversely affect our operating results.

Increases in labor costs and limitations on labor availability could impact our financial results.

Labor is one of our highest costs and relatively small increases in labor costs per employee could materially affect our cost structure.  We compete with other businesses in our markets for qualified employees and the labor supply is sometimes tight in our markets, which can drive higher turnover and increase the time it takes to fill job openings.  In our E&P waste business, for example, we are exposed to the cyclical variations in demand that are particular to the development and production of oil and natural gas.  A shortage of qualified employees in solid waste or E&P, including due to the COVID-19 pandemic in our markets, would require us to incur additional costs related to wages and benefits, to hire more expensive temporary employees or to contract for services with more expensive third-party vendors.  In addition, higher turnover can result in increased costs associated with recruiting and training; it can also impact operating costs, including maintenance and risk.  As an essential services provider, in March 2020 we implemented temporary emergency wages, supplemental pay and extended benefits programs for our frontline workforce and other employees directly or indirectly affected by the COVID-19 pandemic, which were  partially offset by cost reductions in other areas.

Increases in capital expenditures could impact our financial results.

Increases in fleet, equipment and landfill construction costs due to cost pressures, acquisitions and new contracts could result in capital expenditures being higher than anticipated. This could impact our ability to generate free cash flow in line with our expectations.

Lower crude oil prices have and may continue to adversely affect the level of exploration, development and production activity of E&P companies and the demand for our E&P waste services.

Lower crude oil prices and the volatility of those prices may affect the level of investment and the amount of linear feet drilled in the basins where we operate, as it may impact the ability of E&P companies to access capital on economically advantageous terms or at all. In addition, E&P companies may elect to decrease investment in basins where the returns on investment are inadequate or uncertain due to lower crude oil prices or volatility in crude oil prices.  Recent declines in the price of crude oil to historic lows have resulted in announced reductions to capital spending plans by E&P companies.  Such reductions in capital spending would be expected to negatively impact E&P waste generation and therefore the demand for our services.  Energy transition, or a transformation of the global energy sector from fossil-based systems of energy production and consumption to renewable energy sources, could also affect investments by E&P companies in the basins where we operate.  Given the unexpected oversupply of oil and the decreased demand for oil associated with the economic slowdown caused by the COVID-19 pandemic, we cannot estimate when crude oil prices will increase.  Further, we cannot provide assurances that higher crude oil prices will result in increased capital spending and linear feet drilled by our customers in the basins where we operate.

A portion of our growth and future financial performance depends on our ability to integrate acquired businesses, and the performance of our acquisitions.

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

Some acquisitions may not fulfill our anticipated financial or strategic objectives in a given market due to factors that we cannot control, such as market conditions, including the price of crude oil, market position, competition, customer base, loss of key employees, third-party legal challenges or governmental actions. In addition, acquisitions may have liabilities or risks that we fail or are unable to discover, or that become more adverse to our business than we anticipated at the time of acquisition. As a successor owner, we may be legally responsible for those liabilities that arise from businesses that we acquire, whether we expressly assume them or not, including as a result of sellers not having sufficient funds to perform their obligations or liabilities being imposed on us under various regulatory schemes and other applicable laws. In addition, our insurance program may not cover such sites and will not cover liabilities associated with some environmental issues that may have existed prior to attachment of coverage. For example, see the discussions regarding the Lower Duwamish Waterway Superfund Site Allocation Process in Note 12, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. A successful uninsured claim against us could harm our financial condition or operating results. Additionally, there may be other risks of which we are unaware that could have an adverse effect on businesses that we acquire or have acquired, such as foreign, state, provincial and local regulation and administrative risks. Another example of risk is interested parties that may bring actions against us in connection with operations that we acquire or have acquired. Furthermore, risks or liabilities we judge to be not material or remote at the time of acquisition may develop into more serious risks to our business. Any adverse outcome resulting from such risks or liabilities could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and share price.

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

We provide recycling services to some of our customers. The recyclables we process for sale include paper products and plastics that are shipped to customers in the United States, as well as other markets, including Asia. The sale prices of and the demand for recyclable commodities are frequently volatile and when they decline, our revenues, operating results and cash flows will be affected. The value of plastics are influenced by the volatility of crude oil prices, and there has been a resulting decline in the value of plastic recyclables associated with the precipitous drop in the value of crude in 2020.  The value of paper products are impacted by demand, which is often influenced by quality concerns, which have resulted in the imposition of restrictions by other countries, including China, on the import of certain recyclables.

Singlestream recycling facilities process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, particularly in residential collection, which results in increased processing and residual disposal costs to achieve quality standards. As a result, we have increased the fees that we charge customers at our recycling facilities in order to recover the higher processing costs for recyclables.  This may result in lower recycled commodity volumes at our recycling facilities, as customers may elect to pursue cheaper alternatives for processing or disposal.  Any such reduction could impact revenues, operating results and cash flow.  Some of our recycling operations offer rebates to customers based on the market prices of commodities we buy to process for resale. Therefore, if we recognize increased revenues resulting from higher prices for recyclable commodities, the rebates we pay to suppliers will also increase, which also may impact our operating results.  To the extent that there is an economic slowdown, including the one associated with the COVID-19 pandemic, a resulting decline in demand for recycled commodities could impact our revenues, operating results and cash flow.

Our results will be affected by changes in the value of renewable fuels.

Variations in the price of methane gas and other energy-related products that are marketed and sold by our landfill gas recovery operations affect our results. Pursuant to the Energy Independence and Security Act of 2007, the United States EPA has promulgated the Renewable Fuel Standards, or RFS, which require refiners to either blend "renewable fuels," such as ethanol and biodiesel, into their transportation fuels or to purchase renewable fuel credits, known as renewable identification numbers, or RINs, in lieu of blending. In some cases, landfill gas generated at our landfills in the United States and Canada qualifies as a renewable fuel for which RINs are available. The price of RINs has been extremely volatile and is dependent upon a variety of factors, including potential legislative changes, the availability of RINs for purchase, the demand for RINs, which is dependent on transportation fuel production levels, the mix of the petroleum business’ petroleum products and fuel blending performed at the refineries and downstream terminals, all of which can vary significantly from period to period. In addition, demand for RINs can be impacted by the ability of refineries to obtain small refinery exemptions, or SREs, through the EPA.  Any reductions or limitations on the requirement to blend renewable fuel, including a reduction associated with the economic slowdown associated with the COVID-19 pandemic, and any related waivers including SREs, would likely reduce the demand for RINs, which could impact the value of RINs.  At this time, we do not know how the new Clean Fuel Regulations in Canada, as discussed above, will impact the demand for our renewable fuel in the future.

A significant reduction in the value of RINs in the United States or the price paid for our renewable fuel in Canada could adversely impact our reported results.

Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings.

We maintain insurance policies for automobile, general, employer’s, environmental, cyber, employment practices and directors’ and officers’ liability as well as for employee group health insurance, property insurance and workers’ compensation. We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles or self-insured retentions. The amounts that we effectively self-insure could cause significant volatility in our operating margins and reported earnings based on the event and claim costs of incidents, accidents, injuries and adverse judgments. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and our third-party claims administrator. To the extent these estimates are inaccurate, we may recognize substantial additional expenses in future periods that would reduce operating margins and reported earnings. Furthermore, while we maintain liability insurance, our insurance is subject to coverage limitations. If we were to incur substantial liability on a covered claim, our insurance coverage may be inadequate to cover the entirety of such liability. This could have a material adverse effect on our financial position, results of operations and cash flows. One form of coverage limitation concerns claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies. A punitive damage award could have an adverse effect on our reported earnings in the period in which it occurs. Significant increases in premiums on insurance that we retain, as well as higher deductibles or self-insured retentions, could reduce our margins.

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

We are required to pay capping, closure and post-closure maintenance costs for landfill sites that we own and operate as well as for landfills we operated under life-of-site agreements. Our obligations to pay closure or post-closure costs may exceed the amount we have accrued and reserved and other amounts available from funds or reserves established to pay such costs. In addition, the completion or closure of a landfill site does not end our environmental obligations. After completion or closure of a landfill site, there exists the potential for unforeseen environmental problems to occur that could result in substantial remediation costs or potential litigation. The potential increased regulation of per- and polyfluoroalkyl substances (“PFAS”) and other emerging contaminants could result in greater expenditures for post-closure costs. It is also possible that accruals may need to be expanded and that costs incurred related to these activities could be accelerated. Paying additional amounts for closure or post-closure costs and/or for environmental remediation and/or for litigation could harm our financial condition, operating results, or cash flow.

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

We are, and from time to time become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Many of these matters raise complicated factual and legal issues and are subject to uncertainties and complexities, all of which make the matters costly to address. For example, in recent years, wage and employment laws have changed regularly and become increasingly complex, which has fostered litigation, including purported class actions. Similarly, purported class actions based on public or private nuisance and negligence claims related to alleged landfill odor concerns have proliferated, as have citizen suits brought pursuant to environmental laws, such as those regulating the treatment of storm water runoff. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our consolidated financial condition, results of operations and cash flows. See discussion in Note 12, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Our financial results could be adversely affected by impairments of goodwill, indefinite-lived intangibles or property and equipment.

As a result of our acquisition strategy, we have a material amount of goodwill, indefinite-lived intangibles and property and equipment recorded in our financial statements. We do not amortize our existing goodwill or indefinite-lived intangibles and are required to test goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter of the year and whenever events or changes in circumstances indicate that the carrying value of goodwill and/or indefinite-lived intangible assets may not be recoverable using the one-step process prescribed in the accounting guidance. The process screens for and measures the amount of the impairment, if any. The recoverability of property and equipment is tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Application of the impairment test requires judgment. A significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions could result in an additional impairment charge in the future, which could have a significant adverse impact on our reported results. See the section Goodwill and Indefinite-Lived Intangible Assets in Note 3, “Summary of Significant Accounting Policies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K regarding the impairment charge recorded during the year ended December 31, 2020 on property and equipment in our E&P operations due to recent declines in the value of crude oil.

Future changes to U.S., Canadian and foreign tax laws could materially adversely affect us.

We cannot give any assurance as to what our effective tax rate will be in the future, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate.

For example, the U.S. Congress, the Canadian government, the Organisation for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of "base erosion and profit shifting," where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. In 2019, Canada ratified the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting, or the MLI, as part of the OECD/G20 initiative to counter what was perceived as base erosion and profit shifting. The MLI entered into force in Canada on December 1, 2019 and entered into effect with respect to certain of Canada’s tax treaties on January 1, 2020 for withholding taxes and will enter into effect with respect to certain other taxes (including capital gains taxes) for tax years beginning on or after June 1, 2020 (which, for us and our affiliates, in general, was January 1, 2021). The MLI may enter into effect at a later date for certain of Canada’s tax treaties with countries that have not yet completed their domestic procedures to cause the MLI to come into effect. As a result of these and other changes, the tax laws in the United States, Canada, and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.  The MLI does not impact the tax treaty between Canada and the U.S.

Our indebtedness could adversely affect our financial condition and limit our financial flexibility.

As of December 31, 2020, we had approximately $4.751 billion of total indebtedness outstanding, and we may incur additional debt in the future. This amount of indebtedness could:

●	increase our vulnerability to general adverse economic and industry conditions;
●	expose us to interest rate risk to the extent that a portion of our indebtedness is at variable rates;
●	limit our ability to obtain additional financing or refinancing at attractive rates;
●	require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures, dividends, share repurchases and other general corporate purposes;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry; and
●	place us at a competitive disadvantage relative to our competitors with less debt.

In addition, a portion of our indebtedness, including interest rate swaps, is at variable rates which are based on the London Interbank Offered Rate, or LIBOR, which is expected to no longer be published after 2021. The FASB added the Secured Overnight Financing Rate, or SOFR, as an eligible benchmark interest rate in order to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. We are developing a plan to transition our indebtedness from LIBOR to SOFR.

Further, our outstanding indebtedness is subject to financial and other covenants, which may be affected by changes in economic or business conditions or other events that are beyond our control, including the impacts from the COVID-19 pandemic.  If we fail to comply with the covenants under any of our indebtedness, we may be in default under the indebtedness, which may entitle the lenders or holders of indebtedness to accelerate the debt obligations. A default under one of our loans or debt securities could result in cross-defaults under our other indebtedness. In order to avoid defaulting on our indebtedness, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or share repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital, any of which may not be available on terms that are favorable to us, if at all.

We may be unable to obtain performance or surety bonds, letters of credit or other financial assurances or to maintain adequate insurance coverage.

If we are unable to obtain performance or surety bonds, letters of credit or insurance, we may not be able to enter into additional solid waste or other collection contracts or retain necessary landfill operating permits. Collection contracts, municipal contracts, transfer station operations and landfill closure and post-closure obligations may require performance or surety bonds, letters of credit or other financial assurance to secure contractual performance or comply with federal, state, provincial or local environmental laws or regulations. We typically satisfy these requirements by posting bonds or letters of credit. As of December 31, 2020, we had $1.210 billion of such surety bonds in place and $126.3 million of letters of credit issued. Closure bonds are difficult and costly to obtain. If we are unable to obtain performance or surety bonds or additional letters of credit in sufficient amounts or at acceptable rates, we could be precluded from entering into additional collection contracts or obtaining or retaining landfill operating permits. Any future difficulty in obtaining insurance also could impair our ability to secure future contracts that are conditional upon the contractor having adequate insurance coverage. Accordingly, our failure to obtain performance or surety bonds, letters of credit or other financial assurances or to maintain adequate insurance coverage could limit our operations or violate federal, state, provincial, or local requirements, which could have a materially adverse effect on our business, financial condition and results of operations.

Our operations in Canada expose us to exchange rate fluctuations that could adversely affect our financial performance and our reported results of operations.

Our operations in Canada are conducted primarily in Canadian dollars. Our consolidated financial statements are denominated in U.S. dollars, and to prepare those financial statements we must translate the amounts of the assets, liabilities, net sales, other revenues and expenses of our operations in Canada from Canadian dollars into U.S. dollars using exchange rates for the current period. Fluctuations in the exchange rates that are unfavorable to us, including those resulting from the impact of the COVID-19 pandemic, would have an adverse effect on our financial performance and reported results of operations.

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

We participate in 13 “multiemployer” pension plans administered by employee and union trustees. We make periodic contributions to these plans to fund pension benefits for our union employees pursuant to our various contractual obligations to do so. In the event that we withdraw from participation in or otherwise cease our contributions to one of these plans, then applicable law regarding withdrawal liability could require us to make additional contributions to the plan if the accrued benefits are not fully funded, and we would have to reflect that “withdrawal liability” as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent to which accrued benefits are funded. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that participate in these plans, we may decide to discontinue participation in a multiemployer plan, and in that event, we could face withdrawal liability. Some multiemployer plans in which we participate may from time to time have significant accrued benefits that are not funded. The size of our potential withdrawal liability may be affected by the level of unfunded accrued benefits, the actuarial assumptions used by the plan and the investment gains and losses experienced by the plan.

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

Existing environmental laws and regulations have become more stringently enforced in recent years. Further, with a new federal administration taking office in 2021 in the United States, it is possible that policies and initiatives of the prior administration could be reconsidered or even reversed, which could adversely affect our operating results. For example, a policy shift away from curtailment of regulation, narrowing Clean Water Act jurisdiction, or enabling oil and gas development on federal lands could adversely affect our business and our customers’ business. In addition, our industry is subject to regular enactment of new or amended federal, state, provincial and local environmental and health and safety statutes, regulations and ballot initiatives, as well as judicial decisions interpreting these requirements, which have become more stringent over time. Citizen suits brought pursuant to environmental laws as well as purported class actions based on public or private nuisance and negligence claims related to alleged landfill odor concerns have proliferated, along with the use of social media to drive such efforts. In addition, various state, provincial and local governments and the Canadian federal government have enacted, have the authority to enact or are considering enacting laws and regulations that restrict disposal within their jurisdictions of solid waste generated outside their jurisdictions. We expect these trends to continue, which could lead to material increases in our costs for future environmental, health and safety compliance. These requirements also impose substantial capital and operating costs and operational limitations on us and may adversely affect our business. In addition, federal, state, provincial and local governments may change the rights they grant to, the restrictions they impose on or the laws and regulations they enforce against, solid waste and E&P waste services companies. These changes could adversely affect our operations in various ways, including without limitation, by restricting the way in which we manage storm water runoff, comply with health and safety laws, treat and dispose of E&P or other waste or our ability to operate and expand our business.

Governmental authorities and various interest groups in the United States and Canada have promoted laws and regulations designed to limit greenhouse gas, or GHG, emissions in response to growing concerns regarding climate change. For example, the State of California, the Canadian federal government and several Canadian provinces have enacted climate change laws, and other states and provinces in which we operate are considering similar actions. The US EPA made an endangerment finding in 2009 allowing certain GHGs to be regulated under the CAA. This finding allows the EPA to create regulations that will impact our operations – including imposing emission reporting, permitting, control technology installation and monitoring requirements, although the materiality of the impacts will not be known until all applicable regulations are promulgated and finalized. The Canadian federal government enacted the Greenhouse Gas Pollution Pricing Act in June 2018, which established a national carbon-pricing regime starting in 2019 for provinces and territories in Canada where there is no provincial regime in place or where the provincial regime does not meet the federal benchmark. Often referred to as the federal backstop, the federal carbon-pricing regime consists of a carbon levy that is applied to fossil fuels and an output-based pricing system (“OBPS”) that is applied to certain industrial facilities with reported emissions of 50,000 tonnes of carbon dioxide equivalent (“CO2e”) or more per year. The carbon levy applies to prescribed liquid, gaseous, and solid fuels at a rate that is equivalent to $30 per tonne of CO2e in 2020, increasing annually, until it reaches $50 per tonne of CO2e by 2022. On November 19, 2020, the federal government introduced Bill C-12, the Canadian Net-Zero Emissions Accountability Act, which establishes the framework for national GHG emissions reduction targets to attain net-zero emissions by 2050.  Several Canadian provinces have promulgated legislation and regulations to limit GHG emissions through requirements of specific controls, carbon levies, cap and trade programs or other measures. Comprehensive GHG legislation or regulation, including carbon pricing, affects not only our business, but also that of our customers.

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

Further, governmental authorities have considered or have begun to implement increased regulation of PFAS and potentially other emerging contaminants, which could adversely affect our operations. The regulation of these substances could increase or accelerate our financial obligations associated with post-closure maintenance and other environmental remediation related to our solid waste facilities. Further, enhanced treatment of landfill leachate and landfill gas could adversely affect our operations in various ways, including without limitation, increased operational expenses as well as treatment and disposal costs, greater capital expenditures to meet control requirements, costs of compliance with health and safety requirements, and litigation risk.

Our business is subject to operational and safety risks, including the risk of personal injury to employees and others.

Providing environmental and waste management services, including constructing and operating landfills, involves risks such as truck accidents, equipment defects, malfunctions and failures.  We are also an essential services provider, and our frontline employees have continued to provide services during the COVID-19 pandemic amid related mandatory and voluntary closures, shelter-in-place orders, and similar government restrictions on or advisories with respect to travel, business operations and public gatherings, which could involve additional risks.  Additionally, we closely monitor and manage landfills to minimize the risk of waste mass instability and releases of hazardous materials or odors that could be triggered by weather or natural disasters.  There may also be risks presented by the potential for subsurface chemical reactions causing elevated landfill temperatures.

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

If we fail to comply with federal, state and provincial regulations, as applicable, governing the design, operation, expansion, closure and financial assurance of MSW, non-MSW and E&P waste landfills, we could be required to undertake investigatory or remedial activities, curtail operations or close such landfills temporarily or permanently. Future changes to these regulations, including an increased regulation of PFAS, may require us to modify, supplement or replace equipment or facilities at substantial costs.

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

We may also be liable for any on-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal we or our predecessors arranged or conducted. Some environmental laws and regulations may impose strict, joint and several liability in connection with releases of regulated substances into the environment. New or increased regulation of substances, such as PFAS or other emerging contaminants, could also lead to increased or previously unauthorized remediation costs or litigation risk.  Therefore, in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties, including our predecessors. If we were to incur liability for environmental damage, environmental clean-ups, corrective action or damage not covered by insurance or in excess of the amount of our coverage, our financial condition or operating results could be materially adversely affected. For example, see the discussion regarding the Lower Duwamish Waterway Superfund Site Allocation Process in Note 12, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

We depend significantly on the services of the members of our senior and regional management team, and the departure of any of those persons could cause our operating results to suffer.

Our success depends significantly on the continued individual and collective contributions of our senior and regional management team. Key members of our management have entered into employment agreements, but we may not be able to enforce these agreements. The loss of the services of any member of our senior and regional management, including as a result of the COVID-19 pandemic, or the inability to hire and retain experienced management personnel could harm our operating results.

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

General Risk Factors

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

In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies.  In some cases, including those resulting from the COVID-19 pandemic and associated impacts, these estimates are particularly difficult to determine and we must exercise significant judgment.  The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to our accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, asset impairments and litigation, claims and assessments. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have an adverse effect on our financial condition and results of operations.

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

Changes in our tax provision or an increase to our tax liabilities, whether due to legislation commonly referred to as the Tax Cut and Jobs Act (“Tax Act”) or interpretations of the Tax Act, such as through final regulations and the potential reversal of its provisions by a new federal administration, or a final determination of tax audits or otherwise, could have a material adverse effect on our financial position, results of operations, and cash flows.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2020, we owned 311 solid waste collection operations, 132 transfer stations, 57 MSW landfills, 12 E&P waste landfills, 13 non-MSW landfills, one development stage landfill, 68 recycling operations, four intermodal operations, 23 E&P liquid waste injection wells and 19 E&P waste treatment and oil recovery facilities, and operated, but did not own, an additional 53 transfer stations, nine MSW landfills and two intermodal operations, in 43 states in the U.S. and six provinces in Canada. Non-MSW landfills accept construction and demolition, industrial and other non-putrescible waste. We lease certain of the sites on which these facilities are located. We lease various office facilities, including our combined corporate and regional offices in Vaughan, Ontario, Canada, where we occupy approximately 12,000 square feet of space. The term of that lease expires on February 28, 2021, at which time we will move into new combined corporate and regional offices in Vaughan, Ontario, consisting of 15,400 square feet of space.  In addition, we lease our administrative and regional offices in The Woodlands, Texas, where we occupy approximately 88,000 square feet of space. We also maintain regional administrative offices in each of our segments. We own a variety of equipment, including waste collection and transportation vehicles, related support vehicles, double-stack rail cars, carts, containers, chassis and heavy equipment used in landfill, collection, transfer station, waste treatment and intermodal operations. We believe that our existing facilities and equipment are adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets in connection with future acquisitions.

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

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In 2016, Waste Connections, Inc., a Delaware corporation, entered into a business combination transaction with Progressive Waste Solutions Ltd., a corporation organized under the laws of Ontario, Canada (“Progressive Waste” and the transaction, the “Progressive Waste acquisition”).  The public company that remained following the transaction is Waste Connections, Inc., a corporation organized under the laws of Ontario, Canada.  References to the “Company” and “Waste Connections” in this Annual Report on Form 10-K refer to the Delaware corporation, Waste Connections, Inc. (now known as Waste Connections US, Inc.) before the Progressive Waste acquisition and the combined business thereafter.  All references to “dollars” or “$” used herein refer to U.S. dollars, and all references to CAD $ used herein refer to Canadian dollars, unless otherwise stated.

Our common shares are listed on the New York Stock Exchange, or NYSE, and the Toronto Stock Exchange, or TSX, under the symbol “WCN”.

As of February 9, 2021, there were 101 holders of record of our common shares. Because many of our common shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

On February 17, 2021, we announced that our Board of Directors approved a regular quarterly cash dividend of $0.205 per common share. All dividends paid by the Company on its common shares after June 1, 2016 are designated as “eligible dividends” for Canadian federal income tax purposes and such treatment will continue unless a notification of change is posted on our website. Our Board of Directors will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. We cannot assure you as to the amounts or timing of future dividends. We have the ability under our Credit Agreement (as defined below) and master note purchase agreements to repurchase our common shares and pay dividends provided we maintain specified financial ratios.

Performance Graph

The following performance graph compares the total cumulative shareholder returns on our common shares over the past five fiscal years with the total cumulative returns for the S&P 500 Index, the S&P/TSX 60 Index and the Dow Jones U.S. Waste and Disposal Services Index.

The graph depicts a five-year comparison of cumulative total returns for the Company’s common shares. The graph assumes an investment of US$100 in our common shares on December 31, 2015, and the reinvestment of all dividends.

This chart has been calculated in compliance with SEC requirements and prepared by Capital IQ® using the USD index in the case of the S&P/TSX 60 Index.

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
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

	Base	Indexed Returns
	Period	Years Ending
Company Name / Index	Dec15	Dec16	Dec17	Dec18	Dec19	Dec20
Waste Connections, Inc.	$100	$140.78	$192.11	$202.63	$249.61	$284.20
S&P 500 Index	$100	$111.96	$136.40	$130.42	$171.49	$203.04
S&P/TSX 60 Index	$100	$125.71	$147.71	$125.23	$160.83	$172.81
Dow Jones U.S. Waste & Disposal Services Index	$100	$121.15	$141.84	$142.00	$191.83	$204.42

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

	Years Ended December 31,
	2020 (a)	2019 (a)	2018 (a)	2017	2016

	(in thousands of U.S. dollars, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$5,445,990	$5,388,679	$4,922,941	$4,630,488	$3,375,863
Operating expenses:
Cost of operations	3,276,808	3,198,757	2,865,704	2,704,775	1,957,712
Selling, general and administrative	537,632	546,278	524,388	509,638	474,263
Depreciation	621,102	618,396	572,708	530,187	393,600
Amortization of intangibles	131,302	125,522	107,779	102,297	70,312
Impairments and other operating items	466,718	61,948	20,118	156,493	27,678
Operating income	412,428	837,778	832,244	627,098	452,298

Interest expense	(162,375)	(147,368)	(132,104)	(125,297)	(92,709)
Interest income	5,253	9,777	7,170	5,173	602
Other income (expense), net	(1,392)	5,704	(170)	1,536	1,174
Income before income tax provision	253,914	705,891	707,140	508,510	361,365

Income tax (provision) benefit	(49,922)	(139,210)	(159,986)	68,910	(114,044)
Net income	203,992	566,681	547,154	577,420	247,321

Plus (less): Net loss (income) attributable to noncontrolling interests	685	160	(283)	(603)	(781)
Net income attributable to Waste Connections	$204,677	$566,841	$546,871	$576,817	$246,540

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.78	$2.15	$2.07	$2.19	$1.07
Diluted	$0.78	$2.14	$2.07	$2.18	$1.07

Shares used in the per share calculations:
Basic (b)	263,189,699	263,792,693	263,650,155	263,682,608	230,325,012
Diluted (b)	263,687,539	264,526,561	264,395,618	264,302,411	231,081,496

Cash dividends per common share	$0.760	$0.665	$0.580	$0.500	$0.410
Cash dividends paid	$199,883	$175,067	$152,550	$131,975	$92,547
(a)

For more information regarding this selected financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in Item 7 of this Annual Report on Form 10-K.

(b)	Share amounts have been retroactively adjusted to reflect the split of our common shares on a three-for-two basis, effective as of June 16, 2017.

	December 31,
	2020	2019	2018	2017	2016

	(in thousands of U.S. dollars)
BALANCE SHEET DATA:
Cash and equivalents	$617,294	$326,738	$319,305	$433,815	$154,382
Working capital surplus	379,618	123,370	206,068	374,269	51,215
Property and equipment, net	5,284,506	5,516,347	5,168,996	4,820,934	4,738,055
Total assets	13,992,364	13,737,695	12,627,329	12,014,681	11,103,925
Long-term debt and notes payable	4,708,678	4,353,782	4,153,465	3,899,572	3,616,760
Total equity	6,863,438	6,938,354	6,460,188	6,274,070	5,654,877

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the “Selected Financial Data” included in Item 6 of this Annual Report on Form 10-K, our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

We make statements in this Annual Report on Form 10-K that are forward-looking in nature.  These include:

●	Statements regarding our landfills, including capacity, duration, special projects, demand for and pricing of recyclables, landfill alternatives and related capital expenditures;
●	Discussion of competition, loss of contracts, price increases and additional exclusive arrangements;
●	Forecasts of cash flows necessary for operations and free cash flow to reduce leverage as well as our ability to draw on our credit facility and access the capital markets to refinance or expand;
●	Statements regarding oil prices and fuel price expectations;
●	Reviews of regulatory developments and potential changes in environmental, health, safety and tax laws and regulations; and
●	Other statements on a variety of topics such as the COVID-19 pandemic, credit risk of customers, seasonality, labor/pension costs and labor union activity, operational and safety risks, acquisitions, litigation results, goodwill impairments, insurance costs and cybersecurity threats.

These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “might,” “will,” “could,” “should” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, those listed under the heading “ITEM 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

There may be additional risks of which we are not presently aware or that we currently believe are immaterial that could have an adverse impact on our business. We make no commitment to revise or update any forward-looking statements to reflect events or circumstances that may change, unless required under applicable securities laws.

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

The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile. Macroeconomic and geopolitical conditions, including a significant decline in oil prices driven by both surplus production and supply, as well as the decrease in demand caused by factors including the COVID-19 pandemic, have resulted in decreased levels of oil and natural gas exploration and production activity and a corresponding decrease in demand for our E&P waste services.  Through June 30, 2020, we maintained a separate E&P segment, which was combined with our Southern segment on July 1, 2020. During the year ended December 31, 2020, our total E&P revenue declined 44%, compared to the prior year period, on rig count declines of 56% in certain basins.  The most impacted basins included the Williston Basin in North Dakota, the Eagle Ford Basin in Texas and the Powder River Basin in Wyoming, all of which had relatively high costs associated with drilling, making them less attractive than other basins, including the Permian Basin in Texas and New Mexico. Additionally, across the industry there is uncertainty regarding future demand for oil and related services, as noted by several energy companies, many of whom are customers of our E&P operations. These companies have written down the values of their oil and gas assets in anticipation of the potential for the decarbonization of their energy product mix given an increased global focus on reducing greenhouse gases and addressing climate change.  Such uncertainty regarding global demand has had a significant impact on the investment and operating plans of our E&P waste customers in the basins where we operate.  Based on these events and the outlook for future drilling activity and resulting demand for our E&P waste services not showing significant improvement, we concluded that the carrying value of property and equipment at four E&P landfills exceeded their estimated fair value, resulting in an impairment charge of $417.4 million being recorded during the year ended December 31, 2020.  See the section Impairments of Property and Equipment and Finite-Lived Intangible Assets in Note 3, “Summary of Significant Accounting Policies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a further discussion of this impairment charge.

Executive Overview

We are an integrated solid waste services company that provides non-hazardous waste collection, transfer and disposal services, along with recycling and resource recovery, in mostly exclusive and secondary markets across 43 states in the U.S. and six provinces in Canada. Waste Connections also provides non-hazardous oilfield waste treatment, recovery and disposal services in several basins across the U.S., as well as intermodal services for the movement of cargo and solid waste containers in the Pacific Northwest.

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

THE COVID-19 PANDEMIC’S IMPACT ON OUR RESULTS OF OPERATIONS

During the first quarter of 2020, COVID-19 emerged across North America. The World Health Organization declared COVID-19 a global pandemic on March 11, 2020.

The COVID-19 pandemic has had adverse impacts on our business since March 2020, when we experienced decreasing revenues associated with declines primarily in commercial collection, transfer station and landfill volumes as a result of COVID-19-related economic disruptions. In addition, and to a lesser extent, solid waste roll off revenue was impacted in some markets, and year-over-year reductions in E&P revenue, resulting primarily from the drop in the value of crude oil, were driven by both surplus production and supply, as well as the decrease in demand caused by factors including the COVID-19 pandemic. In late February, we formed a task force to commence preparedness in the event the scope of the COVID-19 outbreak expanded. Protecting the health, safety and welfare of our employees was and remains our first priority, which led to our introduction of various health and safety protocols in early March, including the distribution of safety and preparedness updates, revised policies on employee time off, leaves of absence and short-term disability, modifications to our operations to minimize community spread of COVID-19, and enhanced resources to enable remote working, communications and digital connectivity to help non-frontline employees work from home more efficiently.

In recognition of the Company’s status as an essential services provider, and to reduce employee concerns regarding income, healthcare and family obligations, we implemented supplemental pay and bonuses for frontline employees representing 80% of our workforce, emergency wages for employees out of work due to COVID-19 and extended benefits coverage in markets where reductions in customer activity have impacted employee hours. In addition, we expanded our Employee Relief Fund and initiated the Waste Connections Scholarship Program to help employee children achieve their vocational, technical and university education goals. During 2020, the aggregate impact of these actions was an increase to our cost of operations of over $35 million, primarily due to supplemental pay for our frontline employees. We also implemented a number of measures to reduce our operating costs and preserve cash, which included hiring limitations, wage freezes for all managers and region and corporate personnel, restrictions on travel, group meetings and other discretionary spending, and the suspension of the Company’s 401(k) match effective June 1, 2020. In addition, we deferred qualified U.S. payroll and other tax payments as permitted by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which the U.S. government enacted on March 27, 2020. In total in 2020, we deferred $44.6 million in payroll taxes in conjunction with the CARES Act, of which 50% is due by December 31, 2021 and 50% is due by December 31, 2022. To the extent available, we also utilized similar programs being offered by the federal and provincial governments in Canada and received CAD $2.6 million in federal wage subsidies pursuant to the Canadian Emergency Wage Subsidy.

During the second quarter of 2020, our business was impacted by the COVID-19 pandemic due to a reduction in revenue primarily in solid waste commercial collection, roll off activity and solid waste transfer and disposal resulting from a slowdown in activity associated with shelter-in-place or other closure restrictions or requirements imposed in response to the COVID-19 pandemic. Commercial collection activity slowed down in certain markets due to service reductions or suspensions by customers whose business activity was curtailed by such measures, with third party transfer and disposal volumes and roll off activity typically following similar patterns, and some of the declines in E&P waste activity may also be related to the COVID-19 pandemic. The impacts to solid waste activity that we experienced during the second quarter varied by geography, the size and customer mix in each market, and the timing and extent of shutdown requirements and reopening policies across markets. In some markets, the impacts abated during the second quarter, as reopenings resulted in increased service requirements by commercial customers and higher landfill volumes and roll off activity; in other cases, where reopenings were delayed or more limited, the improvements were less pronounced.

Through the second quarter of 2020, about 53% of solid waste commercial customers and 42% of associated revenue in competitive markets we track that had suspended or reduced service due to the COVID-19 pandemic, had since reached out for either a resumption of service or an increase in frequency. Volumes in all of our solid waste regions exceeded our initial expectations, resulting in solid waste revenue down 5.3% on a same store basis in the quarter, about 0.7 percentage points better than the expectations we provided in May. Moreover, excluding the most impacted markets in the Northeast and Canada, where closures were widespread and volumes were most impacted, solid waste revenues were down only 1.3% year over year on a same store basis.

During the third quarter of 2020, our business continued to be impacted by the COVID-19 pandemic, albeit to a lesser extent than in the prior period in many markets. The impacts to solid waste activity from the COVID-19 pandemic that we experienced during the third quarter reflected the pace of reopening activity and varied by geography, the size and customer mix in each market. In some markets, impacts began to abate in the second quarter, when a portion of the lost volumes returned; in other cases, the impacts of the pandemic abated more during the third quarter, when reopenings resulted in increased service requirements by commercial customers and higher landfill volumes and roll off activity. In markets where reopenings continue to be delayed or where additional restrictions have been imposed, the improvements were less pronounced. Through the third quarter, about 68% of solid waste commercial customers and 57% of associated revenue in competitive markets we track that had suspended or reduced service due to the COVID-19 pandemic, had since reached out for either a resumption of service or an increase in frequency, an increase from 53% and 42%, respectively, through the second quarter. As a result, solid waste collection, transfer and disposal revenue was down 2.0% year over year on a same store basis in the third quarter, but was an improvement of 3.3 percentage points from second quarter 2020 revenue, which was down 5.3% year over year.

During the fourth quarter of 2020, the impacts to our business related to the COVID-19 pandemic continued to moderate as compared to prior periods, in spite of the reinstatement of shutdowns and other restrictions on activity in many markets.  Throughout the pandemic, revenue in solid waste commercial collection and solid waste transfer and disposal has largely reflected the extent to which the slowdown in activity associated with shelter-in-place or other closure restrictions or requirements in effect since the first quarter of 2020 has persisted. The recovery in more impacted markets, particularly those where reopenings continue to be delayed or where additional restrictions have been imposed, were generally less pronounced.

The impacts to solid waste activity from the COVID-19 pandemic that we experienced during the fourth quarter largely continued to reflect the pace of reopening activity and varied by geography, the size and customer mix in each market.  In some markets, improving trends in commercial service requirements, landfill tons and roll off activity that we had seen in prior quarters continued; in others, commercial volume recovery remained steady or declined modestly.  Recovery in solid waste commercial activity remained essentially in line with the prior quarter, with 65% of customers and 56% of revenue in competitive markets we track that had previously suspended or reduced service due to the COVID-19 pandemic, that had since reached out for either a resumption of service or an increase in frequency.  Year over year landfill tons and roll off pulls both improved sequentially in the fourth quarter, with same store municipal solid waste tons up 2% year over year after being down 3% year over year in the third quarter.  All regions showed improving volumes, led by our mostly exclusive market Western Region, where volumes improved sequentially by 3.7 percentage points. As a result, solid waste collection, transfer and disposal revenue was up 0.7% year over year on a same store basis in the fourth quarter, an improvement of 2.7 percentage points from the third quarter, which was down 2.0% year over year.

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

2020 Financial Performance

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

Operating Results

Revenues in 2020 increased 1.1% to $5.446 billion from $5.389 billion in 2019. Acquisitions closed during, or subsequent to, the prior year, net of divestitures, accounted for $197.2 million in incremental revenues in 2020.   Excluding the impact of such acquisitions, revenues decreased 2.6% due principally to E&P waste revenue decreasing to $144.0 million from $256.0 million in 2019, with the remainder due predominantly to lower internal growth in solid waste, in both cases primarily as a result of the COVID-19 pandemic.  Solid waste internal growth was negative 0.4%, due to lower volumes and lower fuel, materials and environmental surcharges more than offsetting price increases and higher recycled commodity values. Pricing growth was 4.3%, with core pricing up 4.5%, partially offset by materials and environmental surcharges of negative 0.2%. Volumes decreased by 4.8% on decreases in landfill and hauling volumes primarily due to the impact of the COVID-19 pandemic. Increases in the value of recycled commodities resulted in a 0.1% increase to internal solid waste growth.

Net income attributable to Waste Connections decreased 63.9% to $204.7 million in 2020, from $566.8 million in 2019.  In 2020, adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, a non-GAAP financial measure (refer to page 76 of this Annual Report on Form 10-K for a definition and reconciliation to Net income attributable to Waste Connections), decreased 0.7% to $1.662 billion, from $1.674 billion in 2019. As a percentage of revenue, adjusted EBITDA decreased from 31.1% in 2019, to 30.5% in 2020. This 0.6% decrease was due to the decline in E&P waste revenue, which was partially offset by the expansion of adjusted EBITDA margin in solid waste.  Adjusted net income attributable to Waste Connections, a non-GAAP financial measure (refer to page 77 of this Annual Report on Form 10-K for a definition and reconciliation to Net income attributable to Waste Connections), in 2020 decreased 3.3% to $695.8 million from $719.6 million in 2019.

Adjusted Free Cash Flow

Net cash provided by operating activities decreased 8.6% to $1.409 billion in 2020, from $1.541 billion in 2019. Capital expenditures for property and equipment decreased from $634.4 million in 2019 to $597.1 million in 2020, a decrease of $37.3 million, or 5.9%, while capital expenditures for undeveloped landfill properties increased from $31.7 million in 2019 to $67.5 million in 2020, an increase of $35.8 million, or 112.9%. Adjusted free cash flow, a non-GAAP financial measure (refer to page 75 of this Annual Report on Form 10-K for a definition and reconciliation to Net cash provided by operating activities), decreased by $74.9 million to $841.9 million in 2020, from $916.8 million in 2019. Adjusted free cash flow as a percentage of revenues was 15.5% in 2020, as compared to 17.0% in 2019.

Return of Capital and Distributions to Shareholders

In 2020, we distributed $305.6 million to shareholders through a combination of cash dividends and share repurchases.  We paid cash dividends of $199.9 million to shareholders through cash dividends declared by our Board of Directors, which also increased the quarterly cash dividend by 10.8%, from $0.185 to $0.205 per common share in October 2020. Cash dividends increased $24.8 million, or 14.2%, from $175.1 million in 2019 due to a 15.6% increase in the quarterly cash dividend declared by our Board of Directors in October 2019, followed by the additional increase in October 2020. Our Board of Directors intends to review the quarterly dividend during the fourth quarter of each year, with a long-term objective of increasing the amount of the dividend. In 2020, we also repurchased 1,271,977 common shares at an aggregate cost of $105.7 million.  We expect the amount of capital we return to shareholders through share repurchases to vary depending on our financial condition and results of operations, capital structure, the amount of cash we deploy on acquisitions, expectations regarding the timing and size of acquisitions, the market price of our common shares, and overall market conditions. We cannot assure you as to the amounts or timing of future share repurchases or dividends. We have the ability under our Credit Agreement and master note purchase agreements to repurchase our common shares and pay dividends provided that we maintain specified financial ratios.

Capital Position

We target a leverage ratio, as defined in our Credit Agreement, of approximately 2.5x – 3.0x total debt to EBITDA. Higher debt in 2020, along with a small reduction in EBITDA, resulted in an increase in our leverage ratio from 2.41x at December 31, 2019 to 2.68x at December 31, 2020.  Cash balances increased from $326.7 million at December 31, 2019 to $617.3 million at December 31, 2020, and we had $1.239 billion of remaining borrowing capacity under our Credit Agreement, which matures in March 2023.

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

Insurance liabilities. We maintain insurance policies for automobile, general, employer’s, environmental, cyber, employment practices and directors’ and officers’ liability as well as for employee group health insurance, property insurance and workers’ compensation. We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles or self-insured retentions. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and third-party claims administrator. The insurance accruals are influenced by our past claims experience factors and by published industry development factors. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected. The frequency and amount of claims or incidents could vary significantly over time, which could materially affect our self-insurance liabilities. Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates and cause us to incur additional costs in future periods associated with prior year claims.

Income taxes. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. If our judgment and estimates concerning assumptions made in calculating our expected future income tax rates are incorrect, our deferred income tax assets and liabilities would change. Based on our deferred income tax liability balance at December 31, 2020, each 0.1 percentage point change to our expected future income tax rates would change our deferred income tax liability balance and income tax expense by approximately $3.0 million.

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

Final capping, closure and post-closure obligations. We accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and the landfills that we operate, but do not own, under life-of-site agreements. We could have additional material financial obligations relating to final capping, closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future. Our discount rate assumption for purposes of computing 2020 and 2019 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects our long-term credit adjusted risk free rate. Our inflation rate assumption was 2.5% for the years ended December 31, 2020 and 2019. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill final capping, closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations. Additionally, changes in regulatory or legislative requirements could increase our costs related to our landfills, resulting in a material adverse effect on our financial condition and results of operations.

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

As part of our goodwill impairment test, we estimate the fair value of each of our reporting units using discounted cash flow analyses.  At December 31, 2019 and 2018, our reporting units consisted of our five geographic solid waste operating segments and our E&P segment.  As of July 1, 2020, we combined all operations of our E&P segment into the Southern segment, based on our determination that the two operating segments met the aggregation criteria, and eliminated the E&P segment.  We compare the fair value of each reporting unit with the carrying value of the net assets assigned to the reporting unit. If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results. If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In testing indefinite-lived intangible assets for impairment, we compare the estimated fair value of each indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in our Consolidated Statements of Net Income.

Discounted cash flow analyses require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows, growth rates and income tax rates. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization. For our impairment testing of our operating segments for the year ended December 31, 2020, we determined that the indicated fair value of our reporting units exceeded their carrying value by approximately 150% on average and, therefore, we did not record an impairment charge. The detailed results of our 2020, 2019 and 2018 impairment tests are described in Note 3 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Our revenues from E&P waste services are primarily generated through the treatment, recovery and disposal of non-hazardous exploration and production waste from vertical and horizontal drilling, hydraulic fracturing, production and clean-up activity, as well as other services.

Our revenues from recycling services result from the sale of recycled commodities, which are generated by offering residential, commercial, industrial and municipal customers recycling services for a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. In some instances, we utilize a third party to market recycled materials.  In certain instances, we issue recycling rebates to municipal or commercial customers, which can be based on the price we receive upon the sale of recycled commodities, a fixed contractual rate or other measures. We also receive rebates when we dispose of recycled commodities at third-party facilities.

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

	Years Ended December 31,
	2020	2019	2018
Commercial	$1,610,313	$1,593,217	$1,452,831
Residential	1,528,217	1,380,763	1,189,148
Industrial and construction roll off	833,148	841,173	768,687
Total collection	3,971,678	3,815,153	3,410,666
Landfill	1,146,732	1,132,935	1,063,243
Transfer	777,754	771,316	670,129
Recycling	86,389	64,245	92,634
E&P	159,438	271,887	256,262
Intermodal and other	118,396	121,137	139,896
Intercompany	(814,397)	(787,994)	(709,889)
Total	$5,445,990	$5,388,679	$4,922,941

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers’ compensation, vehicle and equipment insurance, insurance and employee group health claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our significant costs of operations in 2020 were labor, including the discretionary costs added for frontline employee support, as well as employee benefits, third-party disposal and transportation, vehicle, equipment and property maintenance, taxes and fees, insurance and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers’ compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. We carry insurance for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability and directors’ and officers’ liability as well as for employee group health claims, property and workers’ compensation. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

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

Presentation of Results of Operations, Segment Reporting, and Liquidity and Capital Resources

The following discussion and analysis of our Results of Operations, Segment Reporting, and Liquidity and Capital Resources includes a comparison for the year ended December 31, 2020 to the year ended December 31, 2019. A similar discussion and analysis that compares the year ended December 31, 2019 to the year ended December 31, 2018 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

The following table sets forth items in our Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2020	% of Revenues	2019	% of Revenues
Revenues	$5,445,990	100.0%	$5,388,679	100.0%
Cost of operations	3,276,808	60.2	3,198,757	59.4
Selling, general and administrative	537,632	9.9	546,278	10.1
Depreciation	621,102	11.4	618,396	11.5
Amortization of intangibles	131,302	2.4	125,522	2.3
Impairments and other operating items	466,718	8.5	61,948	1.2
Operating income	412,428	7.6	837,778	15.5

Interest expense	(162,375)	(3.0)	(147,368)	(2.7)
Interest income	5,253	0.1	9,777	0.2
Other income (expense), net	(1,392)	0.0	5,704	0.1
Income tax provision	(49,922)	(0.9)	(139,210)	(2.6)
Net income	203,992	3.8	566,681	10.5
Net loss attributable to noncontrolling interests	685	0.0	160	0.0
Net income attributable to Waste Connections	$204,677	3.8%	$566,841	10.5%

Years Ended December 31, 2020 and 2019

Revenues.  Total revenues increased $57.3 million, or 1.1%, to $5.446 billion for the year ended December 31, 2020, from $5.389 billion for the year ended December 31, 2019.

During the year ended December 31, 2020, incremental revenue from acquisitions closed during, or subsequent to, the year ended December 31, 2019, increased revenues by approximately $212.8 million.

Operations that were divested in 2020, and the full year impact of operations that were divested in 2019, decreased revenues by approximately $15.6 million for the year ended December 31, 2020.

During the year ended December 31, 2020, the net increase in prices charged to our customers at our existing operations was $216.0 million, consisting of $227.7 million of core price increases, partially offset by a decrease in surcharges of $11.7 million.

During the year ended December 31, 2020, volume decreases in our existing business decreased solid waste revenues by $238.8 million, due primarily to the economic disruptions resulting from the COVID-19 pandemic that began in March 2020 and continued throughout 2020. The decreases during the year ended December 31, 2020 resulting from the COVID-19 pandemic were partially offset by increased residential municipal solid waste and recycling collection services, increased landfill municipal solid waste and special waste volumes in certain markets and the impact of one additional business day in 2020 resulting from leap year.

E&P revenues at facilities owned during the year ended December 31, 2020 and 2019 decreased $112.1 million. Decreases in the demand for crude oil as a result of economic disruptions from the COVID-19 pandemic resulted in a drop in the value of crude oil, decreases in drilling and production activity levels and decreases in overall demand for our E&P waste services. Drilling and production activity was also adversely impacted by the drop in the value of crude oil due to the increased supply of oil resulting from Saudi Arabia and Russia abandoning production quotas and increasing production levels, which was exacerbated by the impact of the COVID-19 pandemic.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $7.1 million for the year ended December 31, 2020.  The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7472 and 0.7537 in the years ended December 31, 2020 and 2019, respectively.

Revenues from sales of recyclable commodities at facilities owned during the years ended December 31, 2020 and 2019 increased $4.3 million due primarily to higher prices for old corrugated cardboard and higher volumes collected from residential recycling customers, partially offset by decreased collected commercial recycling volumes caused by economic disruptions resulting from the COVID-19 pandemic and decreased prices for plastic and aluminum.

Other revenues decreased by $2.2 million during the year ended December 31, 2020, due primarily to a $6.6 million decrease in intermodal revenues resulting from a reduction in intermodal cargo volumes and a $0.2 million decrease in other non core revenue sources, partially offset by a $4.6 million increase resulting from higher prices for renewable energy credits associated with the generation of landfill gas at our Canada segment.

Cost of Operations.  Total cost of operations increased $78.0 million, or 2.4%, to $3.277 billion for the year ended December 31, 2020, from $3.199 billion for the year ended December 31, 2019. The increase was primarily the result of $134.6 million of additional operating costs from acquisitions closed during, or subsequent to, the year ended December 31, 2019, partially offset by a decrease in operating costs at our existing operations of $35.3 million, assuming foreign currency parity, a decrease in operating costs of $17.6 million at operations divested during, or subsequent to, the year ended December 31, 2019 and a decrease of $3.7 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

The decrease in operating costs at our existing operations for the year ended December 31, 2020 of $35.3 million, assuming foreign currency parity, included the following decreases totaling $74.4 million due to solid waste, intermodal and E&P volume losses resulting from the impact of the COVID-19 pandemic: a decrease in third-party disposal expenses of $23.1 million, a decrease in third-party trucking and transportation expenses of $15.2 million, a decrease in direct labor expenses at our Eastern segment and E&P operations of $11.1 million due to headcount reductions, a decrease in intermodal rail expenses of $6.1 million; a decrease in subcontracted E&P operating expenses of $5.7 million, a decrease in equipment and facility maintenance and repair expenses of $5.5 million at our E&P operations, a decrease in expenses for processing recyclable commodities of $5.3 million due to a decrease in commercial recycling volumes collected and a decrease in revenue-based royalties paid by our E&P operations of $2.4 million.

The remaining increase in operating costs at our existing operations of $39.1 million for the year ended December 31, 2020 consisted of an increase in truck, container, equipment and facility maintenance and repair expenses at our solid waste operations of $17.7 million due to cost increases and a higher quantity of large repairs, an increase in labor expenses totaling $15.7 million at the solid waste operations of our Southern segment and our Western, Central and Canada segments due primarily to annual pay increases and the impact of an additional working day during the year ended December 31, 2020, an increase in other cash incentive compensation to non-management personnel of $13.8 million to recognize the services they are providing during the COVID-19 pandemic, an increase of $11.4 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of the COVID-19 pandemic, an increase in expenses for auto and workers’ compensation claims of $9.4 million due primarily to increases in our deductibles for auto claims, higher claims severity in the current year period and adjustments recorded in the prior year period to decrease projected losses on outstanding claims originally recorded prior to 2019, an increase in compressed natural gas expense of $4.6 million due primarily to 2020 expenses being net of one year of tax credits for purchases occurring in 2020 whereas 2019 expenses were net of two years of tax credits for purchases occurring in 2019 and 2018, an increase in landfill gas system operating supplies and maintenance expenses at our solid waste operations of $3.5 million, an increase in recurring taxes on revenues of $3.4 million due primarily to increased revenues in our Western Region, an increase in leachate expense of $3.1 million due to higher per gallon disposal costs, an increase in leachate gallons disposed of due to storms causing higher precipitation in certain markets where our landfills are located, increased leachate in landfill cells constructed in 2020 and an increase in the percentage of leachate generated that required processing and disposal at third-party locations, an increase in property tax expenses of $2.0 million due primarily to reassessed values of certain landfills and property acquired in recent acquisitions and $0.9 million of other net expense increases, partially offset by a decrease in fuel expense of $24.0 million due to a decrease in the price of diesel fuel and declines in the volume of fuel used in our operations, a decrease in employee medical benefits expenses of $9.1 million due to a reduction in medical visits, a decrease in 401(k) matching expenses of $8.4 million as we suspended our 401(k) match as of June 1, 2020 and a decrease in taxes on revenues of $4.9 million from the reversal of recorded liabilities for certain fees and exactions at Chiquita Canyon landfill due to our successful challenge of increases assessed in prior periods.

Cost of operations as a percentage of revenues increased 0.8 percentage points to 60.2% for the year ended December 31, 2020, from 59.4% for the year ended December 31, 2019. The increase as a percentage of revenues consisted of a 0.5 percentage point increase from higher labor expenses, a 0.5 percentage point increase resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of the COVID-19 pandemic and other cash incentive compensation paid to non-management personnel, a 0.4 percentage point increase from higher maintenance and repair expenses, a 0.2 percentage point increase from an increase in expenses for auto and workers’ compensation claims, a 0.2 percentage point increase from the net impact of cost of operations expenses from acquisitions closed during, or subsequent to, the year ended December 31, 2019 and a 0.2 percentage point increase from all other net changes, partially offset by a 0.4 percentage point decrease from lower diesel fuel expenses, a 0.3 percentage point decrease from lower trucking and transportation expenses, a 0.3 percentage point decrease from lower disposal expenses and a 0.2 percentage point decrease from lower 401(k) match expenses.

SG&A.  SG&A expenses decreased $8.7 million, or 1.6%, to $537.6 million for the year ended December 31, 2020, from $546.3 million for the year ended December 31, 2019.  The decrease was comprised of a decline of $20.7 million in SG&A expenses at our existing operations, assuming foreign currency parity, a decrease in SG&A expenses of $0.7 million at operations divested during, or subsequent to, the year ended December 31, 2019 and a decline of $0.7 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by $13.4 million of additional SG&A expenses from operating locations at acquisitions closed during, or subsequent to, the year ended December 31, 2019.

The decrease in SG&A expenses at our existing operations, assuming foreign currency parity, of $20.7 million for the year ended December 31, 2020, was comprised of a collective decrease in travel, meeting, training and community activity expenses of $22.4 million from shelter at home and other restrictions on our employees due to the COVID-19 pandemic resulting in the cancellation of non-essential off-site activities, a decrease in 401(k) matching expenses of $2.9 million due to our suspension of our 401(k) match as of June 1, 2020, a decrease in professional fees of $2.9 million due primarily to work on legal matters being postponed from temporary court closures and a decrease in third party tax consulting expenses, a decrease in office supplies and office utilities of $2.8 million due to office closures resulting from shelter at home restrictions, a decrease in direct acquisition expenses of $2.5 million due to changes in acquisition activity, a decrease in employee medical benefits expenses of $2.1 million due to a reduction in medical visits, a decrease in deferred compensation expenses of $1.6 million as a result of decreases in the market value of investments to which employee deferred compensation liability balances are tracked, a decrease in share-based compensation expenses of $1.5 million due primarily to decreased share price volatility and fewer outstanding shares in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value and $1.7 million of other net expense decreases, partially offset by an increase in accrued recurring cash incentive compensation expense to our management of $6.0 million, an increase of $4.0 million in equity-based compensation expenses associated with fair value adjustments to Company common shares held in our deferred compensation plan by certain key executives as a result of the shares being exchanged for other investment options, an increase in payroll expenses of $3.5 million as a result of annual pay increases, additional paid time off benefits and the impact of an additional working day during the year ended December 31, 2020, an increase in expenses for uncollectible accounts receivable of $3.3 million due to customers experiencing financial difficulties resulting from the economic impact of the COVID-19 pandemic, an increase in software licenses and subscriptions expenses of $1.7 million due primarily to the addition of new sales and customer service applications and an increase of $1.2 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of the COVID-19 pandemic.

SG&A expenses as a percentage of revenues decreased 0.2 percentage points to 9.9% for the year ended December 31, 2020, from 10.1% for the year ended December 31, 2019. The decrease as a percentage of revenues consisted of a 0.4 percentage point decrease from a reduction in travel, meeting, training and community activity expenses, partially offset by a 0.2 percentage point increase associated with administrative salaries and wages.

Depreciation.  Depreciation expense increased $2.7 million, or 0.4%, to $621.1 million for the year ended December 31, 2020, from $618.4 million for the year ended December 31, 2019.  The increase was comprised of an increase in depreciation and depletion expense of $20.8 million from acquisitions closed during, or subsequent to, the year ended December 31, 2019 and an increase in depreciation expense at our existing operations of $10.2 million due primarily to the impact of additions to our fleet and equipment purchased to support our existing operations exceeding certain equipment acquired from the Progressive Waste acquisition becoming fully depreciated in June 2019 and June 2020, partially offset by a decrease in depletion expense of $26.7 million at our existing landfills due primarily to economic disruptions resulting from the COVID-19 pandemic causing a decrease in E&P and municipal solid waste, a decrease in depreciation and depletion expense of $0.8 million from operations divested during, or subsequent to, the year ended December 31, 2019 and a decrease of $0.8 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Depreciation expense as a percentage of revenues decreased 0.1 percentage points to 11.4% for the year ended December 31, 2020, from 11.5% for the year ended December 31, 2019. The decrease as a percentage of revenues consisted of a 0.4 percentage point decrease from depletion expense due to declines in E&P and municipal solid waste landfill volumes, partially offset by a 0.3 percentage point increase from depreciation expense attributable to a decrease in our revenues due to economic disruptions resulting from the COVID-19 pandemic.

Amortization of Intangibles.  Amortization of intangibles expense increased $5.8 million, or 4.6%, to $131.3 million for the year ended December 31, 2020, from $125.5 million for the year ended December 31, 2019. The increase was the result of $17.8 million from intangible assets acquired in acquisitions closed during, or subsequent to, the year ended December 31, 2019, partially offset by a decrease of $11.1 million from certain intangible assets becoming fully amortized subsequent to December 31, 2019, a decrease of $0.7 million from operations divested during, or subsequent to, the year ended December 31, 2019 and a decrease of $0.2 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Amortization expense as a percentage of revenues increased 0.1 percentage points to 2.4% for the year ended December 31, 2020, from 2.3% for the year ended December 31, 2019.  The increase as a percentage of revenues was due primarily to the impact of amortization expense from intangible assets acquired in acquisitions closed during, or subsequent to, the year ended December 31, 2019.

Impairments and Other Operating Items.  Impairments and other operating items increased $404.8 million, to net losses totaling $466.7 million for the year ended December 31, 2020, from net losses totaling $61.9 million for the year ended December 31, 2019.

Macroeconomic and geopolitical conditions, including a significant decline in oil prices driven by both surplus production and supply, as well as the decrease in demand caused by factors including the COVID-19 pandemic, resulted in decreased levels of oil and natural gas exploration and production activity and a corresponding decrease in demand for our E&P waste services. During the year ended December 31, 2020, our E&P revenue declined $112.1 million on rig count declines of 56% in certain basins.  The most impacted basins include the Williston Basin in North Dakota, the Eagle Ford Basin in Texas and the Powder River Basin in Wyoming, all of which have relatively high costs associated with drilling, making them less attractive than other basins, including the Permian Basin in Texas and New Mexico.  Additionally, across the industry there is uncertainty regarding future demand for oil and related services, as noted by several energy companies, many of whom are customers of our E&P operations.  These companies have written down the values of their oil and gas assets in anticipation of the potential for the decarbonization of their energy product mix given an increased global focus on reducing greenhouse gases and addressing climate change.  Such uncertainty regarding global demand has had a significant impact on the investment and operating plans of our E&P waste customers in the basins where we operate.

Based on these events, we concluded during the second quarter of 2020 that a triggering event occurred which required us to perform an impairment test of the property and equipment and intangible assets of our E&P operations as of June 30, 2020. As a result of the impairment test, we determined that the carrying value of four landfills in our E&P operations exceeded their estimated fair value, resulting in recording an impairment charge of $417.4 million to property and equipment during the year ended December 31, 2020.

The remaining net losses of $49.3 million recorded during the year ended December 31, 2020 consisted of $18.4 million to adjust the carrying value of contingent consideration liabilities, $13.3 million of charges to adjust the carrying values of certain long-lived assets acquired in the Progressive Waste acquisition, $6.9 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations, $6.1 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date, $3.6 million of losses on the disposal of certain non-strategic operating locations and $1.0 million of other net charges.

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

Operating Income.  Operating income decreased $425.4 million, or 50.8%, to $412.4 million for the year ended December 31, 2020, from $837.8 million for the year ended December 31, 2019. The decrease was due primarily to declines in our existing solid waste and E&P volumes resulting from the impact of the COVID-19 pandemic, additional discretionary costs primarily for frontline support and the impairment charge attributable to four of our E&P landfills, partially offset by price increases and cost containment efforts implemented at our solid waste operations and operating income generated from acquisitions.

Operating income as a percentage of revenues decreased 7.9 percentage points to 7.6% for the year ended December 31, 2020, from 15.5% for the year ended December 31, 2019.  The decrease as a percentage of revenues was comprised of a 7.3 percentage point increase in impairments and other operating items, a 0.8 percentage point increase in cost of operations and a 0.1 percentage point increase in amortization expense, partially offset by a 0.2 percentage point decrease in SG&A expense and a 0.1 percentage point decrease in depreciation expense.

Interest Expense.  Interest expense increased $15.0 million, or 10.2%, to $162.4 million for the year ended December 31, 2020, from $147.4 million for the year ended December 31, 2019. The increase was primarily attributable to an increase of $14.7 million from the January 2020 issuance of our 2030 Senior Notes (as defined below), an increase of $12.2 million from the March 2020 issuance of our 2050 Senior Notes (as defined below), an increase of $5.1 million from full year impact of the April 2019 issuance of our 2029 Senior Notes (as defined below), an increase of $3.4 million from higher net interest rates on borrowings outstanding under our Credit Agreement due primarily to a $150 million interest rate swap agreement commencing in February 2020 at a higher interest rate than two interest rate swap agreements totaling $175 million which expired in February 2020 and $1.2 million of other net increases, partially offset by a decrease of $13.9 million due to a reduction in the average borrowings outstanding under our Credit Agreement and a decrease of $7.7 million from full year impact of the repayment of $175 million of our 2019 Senior Notes (as defined below).

Interest Income.  Interest income decreased $4.5 million, or 46.3%, to $5.3 million for the year ended December 31, 2020, from $9.8 million for the year ended December 31, 2019. The decrease was primarily attributable to lower reinvestment rates in the current period.

Other Income (Expense), Net.  Other income (expense), net decreased $7.1 million, to an expense total of $1.4 million for the year ended December 31, 2020, from an income total of $5.7 million for the year ended December 31, 2019. The decrease was due primarily to an increase in foreign currency transaction losses of $4.5 million attributable to the impact of an increase in the Canadian dollar to U.S. dollar exchange rate during latter half of 2020 impacting our cash accounts held in U.S. dollars by our Canadian entities and $2.6 million of adjustments to increase certain accrued liabilities acquired in acquisitions closed prior to 2019.

Income Tax Provision.  Income taxes decreased $89.3 million, or 64.1%, to $49.9 million for the year ended December 31, 2020, from $139.2 million for the year ended December 31, 2019.  Our effective tax rate was 19.7% for the years ended December 31, 2020 and 2019.

The income tax provision for the year ended December 31, 2020 included a $27.4 million expense associated with certain 2019 inter-entity payments no longer being deductible for tax purposes due to the finalization of tax regulations on April 7, 2020 under Internal Revenue Code section 267A and a $4.1 million expense related to an increase in our deferred income tax liabilities resulting from the impairment of certain assets within our E&P operations, which impacted the geographical apportionment of our state income taxes.  Additionally, the income tax benefit for the year ended December 31, 2020 included a benefit of $5.4 million from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

Prior to the third quarter of 2020, we managed our operations through five geographic solid waste operating segments and our E&P segment, which were also our reportable segments. In the third quarter of 2020, our Chief Operating Decision Maker determined that the E&P and Southern operating segments met all of the aggregation criteria and eliminated our E&P segment by combining all operations of the E&P segment into the Southern segment. After giving effect to this combination, our reportable segments consist of our five geographic operating segments and no longer include a separate E&P segment. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. In the first quarter of 2019, we moved two districts from our Eastern segment to our Central segment because their location was closer in proximity to operations in our Central segment. The segment information presented herein reflects the realignment of these districts.  Segment results for the 2019 and 2018 periods reflected in this report have been reclassified to reflect the realignment of our reportable segments for comparison with the same period in 2020.

At December 31, 2020, under the current orientation, our Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New Mexico, North Dakota, southern Oklahoma, western Tennessee, Texas, Wyoming and along the Gulf of Mexico; our Eastern segment services customers located in Delaware, northern Illinois, Kentucky, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central segment services customers located in Arizona, Colorado, southern Illinois, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and our Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands of U.S. dollars and as a percentage of total revenues for the periods indicated:

	Years Ended December 31,
	2020	% of Revenues	2019	% of Revenues
Southern	$1,369,580	25.2%	$1,449,000	26.9%
Eastern	1,335,865	24.5	1,268,964	23.5
Western	1,149,762	21.1	1,098,849	20.4
Central	880,323	16.2	838,584	15.6
Canada	710,460	13.0	733,282	13.6
	$5,445,990	100.0%	$5,388,679	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands of U.S. dollars and as a percentage of segment revenues for the periods indicated:

	Years Ended December 31,
	2020	% of Revenues	2019	% of Revenues
Southern	$369,445	27.0%	$441,425	26.1%
Western	364,790	31.7%	338,563	34.8%
Eastern	343,446	25.7%	330,578	30.8%
Central	313,033	35.6%	292,111	30.5%
Canada	256,119	36.0%	256,405	35.0%
Corporate(a)	(15,283)	—	(15,438)	—
	$1,631,550	30.0%	$1,643,644	30.5%
(a)

The majority of Corporate expenses are allocated to the five operating segments. Direct acquisition expenses and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the five operating segments and comprise the net EBITDA of our Corporate segment for the periods presented.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 16 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Significant changes in revenue and segment EBITDA for our reportable segments for the year ended December 31, 2020, compared to the year ended December 31, 2019, are discussed below.

Segment Revenue

Revenue in our Southern segment decreased $79.4 million, or 5.5%, to $1.370 billion for the year ended December 31, 2020, from $1.449 billion for the year ended December 31, 2019. The components of the decrease consisted of a decline in revenue at our E&P operations of $109.0 million, partially offset by an increase in revenue at our solid waste operations of $29.6 million. The $109.0 million decrease in revenue at our E&P operations was attributable to decreases in the demand for crude oil as a result of economic disruptions from the COVID-19 pandemic resulting in a drop in the value of crude oil, decreases in drilling and production activity levels and decreases in overall demand for our E&P waste services. Drilling and production activity during the year ended December 31, 2020 were also adversely impacted by the drop in the value of crude oil due to the increased supply of oil resulting from Saudi Arabia and Russia abandoning production quotas and increasing production levels, which was exacerbated by the impact of the COVID-19 pandemic. The components of the $29.6 million increase in revenue at our solid waste operations consisted of net price increases of $54.3 million and net revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2019 of $12.5 million, partially offset by solid waste volume decreases of $36.0 million attributable primarily to COVID-19-related economic disruptions driving declines in commercial collection, roll off collection and municipal solid waste landfill volumes that exceeded increases in landfill special waste volumes, net revenue reductions from divestitures closed subsequent to December 31, 2019 of $0.6 million and other revenue decreases of $0.6 million.

Revenue in our Eastern segment increased $66.9 million, or 5.3%, to $1.336 billion for the year ended December 31, 2020, from $1.269 billion for the year ended December 31, 2019.  The components of the increase consisted of net revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2019, of $141.1 million and net price increases of $57.6 million, partially offset by solid waste volume decreases of $116.0 million attributable primarily to COVID-19-related economic disruptions driving declines in commercial collection, roll off collection, transfer station and landfill volumes, net revenue reductions from divestitures closed subsequent to December 31, 2019 of $13.7 million and other revenue decreases of $2.1 million.

Revenue in our Western segment increased $51.0 million, or 4.6%, to $1.150 billion for the year ended December 31, 2020, from $1.099 billion for the year ended December 31, 2019.  The components of the increase consisted of net price increases of $30.6 million, net revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2019, of $16.5 million, solid waste volume increases of $9.2 million attributable to increased residential collection, transfer station and landfill municipal solid waste volumes and an increase in revenues from sales of recyclable commodities of $2.1 million due primarily to higher prices for old corrugated cardboard and higher volumes collected from residential recycling customers, partially offset by intermodal revenue decreases of $6.6 million due to a reduction in intermodal cargo volumes and other revenue decreases of $0.8 million.

Revenue in our Central segment increased $41.7 million, or 5.0%, to $880.3 million for the year ended December 31, 2020, from $838.6 million for the year ended December 31, 2019.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2019, of $41.9 million and net price increases of $38.3 million, partially offset by solid waste volume decreases of $37.1 million due to the impact of COVID-19-related economic disruptions driving decreases in commercial collection, roll off collection, transfer station and landfill volumes, net revenue reductions from divestitures closed subsequent to December 31, 2019 of $1.3 million and other revenue decreases of $0.1 million.

Revenue in our Canada segment decreased $22.8 million, or 3.1%, to $710.5 million for the year ended December 31, 2020, from $733.3 million for the year ended December 31, 2019. The components of the decrease consisted of solid waste volume decreases of $58.8 million due to the net impact of COVID-19-related economic disruptions driving decreases in commercial collection, roll off collection, transfer station and landfill volumes and a decrease of $7.1 million resulting from a lower average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by net price increases of $35.2 million, an increase of $4.6 million resulting from higher prices for renewable energy credits associated with the generation of landfill gas, an increase in revenues from sales of recyclable commodities of $2.0 million due primarily to higher prices for old corrugated cardboard and higher volumes collected from residential recycling customers, net revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2019 of $0.8 million and other revenue increases of $0.5 million.

Segment EBITDA

Segment EBITDA in our Southern segment decreased $72.0 million, or 16.3%, to $369.4 million for the year ended December 31, 2020, from $441.4 million for the year ended December 31, 2019.  The decrease was due to a decline in E&P revenues of $109.0 million, an increase in truck, container, equipment and facility maintenance and repair expenses at our solid waste operations of $9.9 million due to cost increases and a higher quantity of large repairs, a net $8.3 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in labor expenses at our solid waste operations of $6.9 million due primarily to employee pay rate increases, an increase in expenses for auto and workers’ compensation claims of $6.4 million at our solid waste operations due primarily to increases in our deductibles for auto claims, higher claims severity in the current year period and adjustments recorded in the prior year period to decrease projected losses on outstanding claims originally recorded prior to 2019, an increase of $3.6 million resulting from the payment of supplemental bonuses to non-management employees at our solid waste operations to provide financial assistance associated with the impact of the COVID-19 pandemic, an increase in subcontracted hauling services of $3.2 million due to outsourcing the servicing of certain non-strategic contracts and commercial collection customers to third party haulers, an increase in third party trucking and transportation expenses of $2.9 million at our solid waste operations due to increased landfill special waste volumes requiring transportation services to our disposal sites, an increase in leachate expense of $2.1 million due to higher per gallon disposal costs and an increase in leachate gallons disposed due to storms causing higher precipitation in certain markets where our landfills are located, an increase in expenses for uncollectible accounts receivable at our E&P operations of $2.1 million due to customers experiencing financial difficulties resulting from the economic impact of the COVID-19 pandemic, an increase in corporate overhead expense allocations to our solid waste operations of $1.8 million due to an increase in the overhead allocation rate resulting from an increase in corporate expenses qualifying for allocation and an increase in compressed natural gas expense of $1.4 million due primarily to 2020 expenses being net of one year of tax credits for purchases occurring in 2020 whereas 2019 expenses were net of two years of tax credits for purchases occurring in 2019 and 2018, partially offset by an increase in revenues at our solid waste operations of $29.6 million, a decrease in third party disposal expenses at our solid waste operations of $8.8 million due primarily to declines in commercial and roll off collection volumes, a decrease in 401(k) matching expenses at our solid waste operations of $4.2 million as we suspended our 401(k) match as of June 1, 2020, a decrease in employee medical benefits expenses at our solid waste operations of $3.2 million due to a reduction in medical visits, a collective decrease in travel, meeting, training, and community activity expenses at our solid waste operations of $2.9 million due to shelter at home and other restrictions on our employees due to the COVID-19 pandemic resulting in the cancellation of non-essential off-site activities, a decrease in fuel expense at our solid waste operations of $2.0 million due to a decrease in the price of diesel fuel and declines in the volume of fuel used in our operations, a net $0.8 million decrease in all other expenses at our solid waste operations and the following expense decreases at our E&P operations which were directly attributable to the decline in E&P volumes and corresponding decline in E&P revenues: a decrease in labor expenses of $6.4 million, a decrease in operating activities outsourced to third-parties of $5.7 million, a decrease in equipment and property repair and maintenance expenses of $5.5 million, a decrease in third-party trucking and transportation services of $4.2 million, a decrease in fuel expense of $2.8 million, a decrease in royalty expenses paid on revenues of $2.4 million, a decrease in landfill operating supplies of $1.6 million, a decrease in travel, meetings and training expenses of $1.6 million, a decrease in equipment rental expenses of $0.8 million, a decrease in cell processing expenses of $0.8 million and $2.3 million of other net expense decreases.

Segment EBITDA in our Western segment increased $26.2 million, or 7.7%, to $364.8 million for the year ended December 31, 2020, from $338.6 million for the year ended December 31, 2019.  The increase was due primarily to an increase in revenues of $51.0 million, a decrease in intermodal rail expenses of $6.0 million due to a reduction in cargo volume, a decrease in taxes on revenues of $4.9 million from the reversal of recorded liabilities for certain fees and exactions at Chiquita Canyon landfill due to our successful challenge of increases assessed in prior periods, a decrease in fuel expense of $3.3 million due to a decrease in the price of diesel fuel, a collective decrease in travel, meeting, training, and community activity expenses of $3.2 million due to shelter at home and other restrictions on our employees due to the COVID-19 pandemic resulting in the cancellation of non-essential off-site activities and a decrease in 401(k) matching expenses of $2.5 million as we suspended our 401(k) match as of June 1, 2020, partially offset by a net $12.1 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in labor expenses of $7.2 million due primarily to employee pay rate increases, an additional calendar and business day in the current year period due to leap year, as well as emergency wages and other COVID-19-related employee costs, an increase in recurring taxes on revenues of $5.2 million attributable to price-led increases in residential collection and landfill municipal solid waste revenues, an increase in third party disposal expenses of $3.9 million due primarily to disposal rate increases and higher residential collection tonnage, an increase in corporate overhead expense allocations of $2.5 million due to an increase in the overhead allocation rate resulting from an increase in corporate expenses qualifying for allocation, an increase of $2.3 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of the COVID-19 pandemic, an increase in landfill site maintenance expenses of $1.9 million due primarily to increased daily cover costs, an increase in third-party trucking and transportation expenses of $1.8 million due primarily to higher transfer station volumes and landfill special waste volumes in certain markets that require transportation services to our disposal sites and increased rates charged by third parties to provide trucking and transportation services, an increase in leachate expense of $1.5 million due to higher per gallon disposal costs, increased leachate in landfill cells constructed in 2020 and an increase in the percentage of leachate generated that required processing and disposal at third-party locations, an increase in compressed natural gas expense of $1.3 million due primarily to 2020 expenses being net of one year of tax credits for purchases occurring in 2020 whereas 2019 expenses were net of two years of tax credits for purchases occurring in 2019 and 2018, an increase in expenses for auto and workers’ compensation claims of $1.0 million due primarily to non-recurring adjustments recorded in the prior year period to decrease projected losses on outstanding claims originally recorded prior to 2019, an increase in expenses for uncollectible accounts receivable of $0.9 million due to customers experiencing financial difficulties resulting from the economic impact of the COVID-19 pandemic, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.6 million due to cost increases and other expense increases of $2.5 million.

Segment EBITDA in our Eastern segment increased $12.8 million, or 3.9%, to $343.4 million for the year ended December 31, 2020, from $330.6 million for the year ended December 31, 2019.  The increase was due primarily to an increase in revenues of $80.6 million from organic growth and acquisitions, $32.6 million of collective decreases in third-party disposal expenses, third-party trucking expenses, labor expenses, expenses for processing recyclable commodities and taxes on revenues attributable to declines in solid waste and commercial recycling volumes resulting primarily from economic disruptions caused by the COVID-19 pandemic, a decrease in fuel expense of $7.6 million due to a decrease in the price of diesel fuel and declines in the volume of fuel used in our operations, a decrease in employee medical benefits expenses of $4.5 million due to a reduction in medical visits, a collective decrease in travel, meeting, training, and community activity expenses of $3.1 million due to shelter at home and other restrictions on our employees due to the COVID-19 pandemic resulting in the cancellation of non-essential off-site activities, an increase to EBITDA of $2.8 million from the impact of operations disposed of during the year ended December 31, 2020, a decrease in 401(k) matching expenses of $2.4 million as we suspended our 401(k) match as of June 1, 2020 and other expense decreases of $0.7 million, partially offset by a net $103.0 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in corporate overhead expense allocations of $5.8 million due to an increase in the overhead allocation rate resulting from an increase in corporate expenses qualifying for allocation, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.7 million due to cost increases and a higher quantity of large repairs, an increase of $2.7 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of the COVID-19 pandemic, an increase in landfill gas system operating supplies and maintenance expenses of $2.3 million, an increase in expenses for uncollectible accounts receivable of $2.3 million due to customers experiencing financial difficulties resulting from the economic impact of the COVID-19 pandemic, an increase in compressed natural gas expense of $1.6 million due primarily to 2020 expenses being net of one year of tax credits for purchases occurring in 2020 whereas 2019 expenses were net of two years of tax credits for purchases occurring in 2019 and 2018 and an increase in subcontracted hauling services of $1.1 million due to outsourcing the servicing of certain non-strategic collection customers to third party haulers.

Segment EBITDA in our Central segment increased $20.9 million, or 7.2%, to $313.0 million for the year ended December 31, 2020, from $292.1 million for the year ended December 31, 2019. The increase was due primarily to an increase in revenues of $43.0 million from organic growth and acquisitions, $6.2 million of collective decreases in third-party disposal expenses and third-party trucking expenses attributable to declines in solid waste volumes resulting from economic disruptions caused by the COVID-19 pandemic, a decrease in expenses for uncollectible accounts receivable of $2.4 million due primarily to the current period collection of certain accounts deemed uncollectible in prior periods, a decrease in fuel expense of $2.4 million due to a decrease in the price of diesel fuel, a decrease in 401(k) matching expenses of $2.4 million as we suspended our 401(k) match as of June 1, 2020, a decrease in employee medical benefits expenses of $2.1 million due to a reduction in medical visits, a collective decrease in travel, meeting, training, and community activity expenses of $1.5 million due to shelter at home and other restrictions on our employees due to the COVID-19 pandemic resulting in the cancellation of non-essential off-site activities and other expense decreases of $1.6 million, partially offset by a net $24.6 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in labor expenses of $7.5 million due primarily to employee pay rate increases, an additional calendar and business day in the current year period due to leap year, as well as emergency wages and other COVID-19-related employee costs exceeding decreases in hours worked attributable to solid waste volume reductions resulting from COVID-19-related economic disruptions, an increase in truck, container, equipment and facility maintenance and repair expenses of $3.0 million due to cost increases and a higher quantity of large repairs, an increase of $2.3 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of the COVID-19 pandemic, an increase in corporate overhead expense allocations of $2.2 million due to an increase in the overhead allocation rate resulting from an increase in corporate expenses qualifying for allocation and an increase in expenses for auto and workers’ compensation claims of $1.1 million due primarily to non-recurring adjustments recorded in the prior year period to decrease projected losses on outstanding claims.

Segment EBITDA in our Canada segment decreased $0.3 million, or 0.1%, to $256.1 million for the year ended December 31, 2020, from $256.4 million for the year ended December 31, 2019.  The decrease was comprised of a decrease of $2.5 million from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by an increase of $2.2 million assuming foreign currency parity during the comparable reporting periods. The $2.2 million increase, which assumes foreign currency parity, was due primarily to collective decreases totaling $8.9 million in third-party disposal expenses and third-party trucking expenses attributable to declines in solid waste volumes resulting primarily from economic disruptions caused by the COVID-19 pandemic, a decrease in fuel expense of $6.0 million due to declines in the market price of diesel fuel, a decrease in subcontracted hauling services at our solid waste operations of $4.7 million due primarily to declines in commercial customers requiring less outsourcing of certain collection activities to third party collection companies and the impact of reversing expenses accrued in a prior period and incurring less expenses in the current period associated with estimated equipment charge overages related to an outsourced collection contract, a decrease in labor expenses of $2.4 million due to the receipt of government subsidies reimbursing us for certain payroll expenditures remitted to our employees during the COVID-19 pandemic and a collective decrease in travel, meeting, training, and community activity expenses of $1.5 million due to shelter at home and other restrictions on our employees due to the COVID-19 pandemic resulting in the cancellation of non-essential off-site activities, partially offset by a decrease in revenues of $15.7 million, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.7 million due to parts and service rate increases and variability impacting the timing of major repairs, additional expenses of $1.3 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of the COVID-19 pandemic, an increase in landfill gas system operating supplies and maintenance expenses of $1.0 million, an increase in labor expenses of $1.0 million due primarily to employee pay rate increases exceeding the impact of headcount reductions and an increase in corporate overhead expense allocations of $0.6 million due to an increase in the overhead allocation rate resulting from an increase in corporate expenses qualifying for allocation.

Segment EBITDA at Corporate increased $0.1 million, to a loss of $15.3 million for the year ended December 31, 2020, from a loss of $15.4 million for the year ended December 31, 2019.  The increase was due to an increase in corporate overhead allocated through charges to our segments of $13.1 million due to an increase in expenses qualifying for allocation, a collective decrease in travel, meeting, training, office supplies and community activity expenses of $7.6 million due to shelter at home and other restrictions on our employees due to the COVID-19 pandemic resulting in the cancellation of non-essential off-site activities, a decrease in professional fees of $2.5 million due primarily to work on legal matters being postponed resulting from temporary court closures and a decrease in third party tax consulting expenses, a decrease in direct acquisition expenses of $2.5 million due to changes in acquisition activity, a decrease in deferred compensation expenses of $1.6 million as a result of decreases in the market value of investments to which employee deferred compensation liability balances are tracked and a decrease in share-based compensation expenses of $1.5 million due primarily to decreased share price volatility and fewer outstanding shares in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value, partially offset by an increase in accrued cash incentive compensation expense to our management and non-management employees of $19.4 million, an increase of $4.0 million in equity-based compensation expenses associated with fair value adjustments to Company common shares held in our deferred compensation plan by certain key executives as a result of the shares being exchanged for other investment options, an increase in software licenses and subscriptions expenses of $1.7 million due primarily to the addition of new sales and customer service applications, an increase in payroll and payroll related expenses of $1.5 million due to annual pay increases and increased employee termination pay and $2.1 million of other net expense increases.

Liquidity and Capital Resources

The following table sets forth certain cash flow information for the years ended December 31, 2020 and 2019 (in thousands of U.S. dollars):

	2020	2019
Net cash provided by operating activities	$1,408,521	$1,540,547
Net cash used in investing activities	(1,046,043)	(1,426,006)
Net cash used in financing activities	(78,224)	(95,894)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,914	608
Net increase in cash, cash equivalents and restricted cash	291,168	19,255
Cash, cash equivalents and restricted cash at beginning of year	423,221	403,966
Cash, cash equivalents and restricted cash at end of year	$714,389	$423,221

Operating Activities Cash Flows

For the year ended December 31, 2020, net cash provided by operating activities was $1.409 billion. For the year ended December 31, 2019, net cash provided by operating activities was $1.541 billion. The $132.0 million decrease was due primarily to the following:

1)	Accounts payable and accrued liabilities — Our decrease in net cash provided by operating activities was unfavorably impacted by $108.0 million from accounts payable and accrued liabilities. Although certain operating expenses declined as a result of solid waste and E&P volume losses due to economic disruptions resulting from the COVID-19 pandemic, our operating cash flows were adversely impacted from the timing of vendor payments and payroll cycles as well as the payment of higher outstanding liabilities existing prior to the recent economic downturn. This decrease was partially offset by an increase in accrued payroll tax liabilities of $44.6 million associated with our deferral of qualifying U.S. payroll and other tax payments as permitted by the CARES Act, of which a minimum of 50% will be remitted in 2021 and the remainder remitted in 2022, an increase in liabilities for cash incentive compensation of $6.3 million and an increase in accrued interest expense liabilities of $12.3 million due to the timing of interest payments for our outstanding senior note obligations.
2)	Deferred income taxes — Our decrease in net cash provided by operating activities was unfavorably impacted by $105.1 million from deferred income taxes as changes in deferred income taxes resulted in a decrease to operating cash flows of $50.5 million for the year ended December 31, 2020, compared to an increase to operating cash flows of $54.6 million for the year ended December 31, 2019. During the year ended December 31, 2020, deferred income taxes were unfavorably impacted by the impairment of certain property and equipment at our E&P operations. During the year ended December 31, 2019, deferred income taxes were favorably impacted by accelerated tax depreciation from vehicles, equipment and containers acquired in business combinations.
3)	Prepaid expenses — Our decrease in net cash provided by operating activities was unfavorably impacted by $26.9 million from prepaid expenses due primarily to an increase in prepaid income taxes, prepaid insurance and prepaid vendor payments.
4)	Increase in earnings — Our decrease in net cash provided by operating activities was favorably impacted by $40.5 million from an increase in net income, excluding depreciation, amortization of intangibles, share-based compensation, adjustments to and payments of contingent consideration recorded in earnings and loss on disposal of assets and impairments, due primarily to price increases and cost containment efforts implemented in our solid waste markets and earnings from acquisitions closed during, or subsequent to, the year ended December 31, 2019 offsetting a decline in earnings at our E&P operations, as well as solid waste volume losses resulting from the COVID-19 pandemic.
5)	Accounts receivable — Our decrease in net cash provided by operating activities was favorably impacted by $69.7 million from accounts receivable, as changes in accounts receivable, net of acquisitions, resulted in an increase to operating cash flows of $46.8 million for the year ended December 31, 2020, compared to a decrease to operating cash flows of $22.9 million for the year ended December 31, 2019. During the year ended December 31, 2020, net price increases of $216.0 million were offset by volume decreases in our solid waste business and E&P business of $238.8 million and $112.1 million, respectively. The net decrease in revenues resulting from volume losses in excess of price increases during the year ended December 31, 2020 contributed to a decrease in accounts receivable at December 31, 2020. During the year ended December 31, 2019, we recognized net price increases of $237.0 million and a total of $1.9 million of net volume increases in our solid waste business and E&P business. The increase in revenues resulting from price increases and volume increases during the year ended December 31, 2019 contributed to an increase in accounts receivable at December 31, 2019.

As of December 31, 2020, we had a working capital surplus of $379.6 million, including cash and equivalents of $617.3 million.  Our working capital surplus increased $256.2 million from a working capital surplus of $123.4 million at December 31, 2019, including cash and equivalents of $326.7 million, due primarily to the impact of increased cash balances, increased prepaid expenses and decreased accounts payable being partially offset by higher accrued liabilities, short-term contingent consideration liabilities, higer deferred revenue and a reduction in accounts receivable. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $380.0 million to $1.046 billion for the year ended December 31, 2020, from $1.426 billion for the year ended December 31, 2019. The significant components of the decrease included the following:

1)	A decrease in cash paid for acquisitions of $347.8 million;
2)	A decrease in cash paid for investments in noncontrolling interests of $25.0 million;
3)	A decrease in capital expenditures at operations owned in the comparable periods of $55.8 million due to decreases in container and vehicles for our collection operations and equipment for our disposal operations exceeding capital expenditures for landfill sites; and
4)	An increase from higher proceeds from the sale of divested operations and property and equipment of $15.5 million; less
5)	An increase in capital expenditures at operations acquired subsequent to December 31, 2018 of $18.5 million due to additional trucks, containers, heavy equipment and landfill site costs; and
6)	An increase in capital expenditures for undeveloped landfill property of $35.8 million attributable to expenditures during the year ended December 31, 2020 for expansion land at certain existing landfill facilities exceeding expenditures during the year ended December 31, 2019 for the purchase of a greenfield landfill site in our Southern segment that will be developed into an operating location in the future.

Financing Activities Cash Flows

Net cash used in financing activities decreased $17.7 million to $78.2 million for the year ended December 31, 2020, from $95.9 million for the year ended December 31, 2019. The significant components of the decrease included the following:

1)	A decrease from the net change in long-term borrowings of $167.6 million (long-term borrowings increased $272.7 million during the year ended December 31, 2020 and increased $105.1 million during the year ended December 31, 2019) due primarily to maintaining a portion of the proceeds from our 2050 Senior Notes in cash;
2)	An increase in payments to repurchase our common shares of $105.7 million as we resumed our share repurchase activity during the year ended December 31, 2020; less
3)	An increase in cash dividends paid of $24.8 million due primarily to an increase in our average quarterly dividend rate for the year ended December 31, 2020 to $0.190 per share, from $0.166 per share for the year ended December 31, 2019;
4)	An increase in contingent consideration payments of $9.4 million due primarily to payments during the year ended December 31, 2020 attributable to the settlement of certain legal matters at an acquired solid waste collection company;
5)	An increase in tax withholdings related to net share settlements of equity-based compensation of $5.8 million due to an increase in the value of equity-based compensation awards vesting; and
6)	An increase in debt issuance costs of $5.2 million due to costs incurred during the year ended December 31, 2020 for our 2030 Senior Notes and 2050 Senior Notes exceeding costs incurred during the year ended December 31, 2019 for our 2029 Senior Notes.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

On July 23, 2020, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 13,144,773 of our common shares during the period of August 10, 2020 to August 9, 2021 or until such earlier time as the NCIB is completed or terminated at our option. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Executive Vice President and Chief Financial Officer at (832) 442-2200.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of our common shares and overall market conditions. All common shares purchased under the NCIB will be immediately cancelled following their repurchase. Information regarding our NCIB plan can be found under the “Shareholders’ Equity” section in Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10K and is incorporated herein by reference.

The Board of Directors of the Company authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2020, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.02, from $0.185 to $0.205 per share. Cash dividends of $199.9 million and $175.1 million were paid during the years ended December 31, 2020 and 2019, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $597.1 million in capital expenditures for property and equipment during the year ended December 31, 2020, and we expect to make total capital expenditures for property and equipment of approximately $625 million in 2021.  In addition, we made $67.5 million in capital expenditures for undeveloped landfill property during the year ended December 31, 2020 and may opportunistically make other capital expenditures for undeveloped landfill property in 2021.  We intend to fund our planned 2021 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and solid waste and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital. Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

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

As of December 31, 2020, $650.0 million under the term loan and $203.9 million under the revolving credit facility were outstanding under the Credit Agreement, exclusive of outstanding standby letters of credit of $119.6 million. We also have issued $6.6 million of letters of credit at December 31, 2020 under facilities other than the Credit Agreement.

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

On November 16, 2018, we completed an underwritten public offering of $500.0 million aggregate principal amount of our 4.25% Senior Notes due 2028 (the “2028 Senior Notes”). The 2028 Senior Notes were issued under the Indenture, dated as of November 16, 2018 (the “Base Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of November 16, 2018.

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

On April 16, 2019, we completed an underwritten public offering of $500.0 million aggregate principal amount of our 3.50% Senior Notes due 2029 (the “2029 Senior Notes”). The 2029 Senior Notes were issued under the Base Indenture, as supplemented by the Second Supplemental Indenture, dated as of April 16, 2019.

 We will pay interest on the 2029 Senior Notes semi-annually in arrears and the 2029 Senior Notes will mature on May 1, 2029.  The 2029 Senior Notes are our senior unsecured obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of our future subordinated debt.  The 2029 Senior Notes are not guaranteed by any of our subsidiaries.

On January 23, 2020, we completed an underwritten public offering of $600.0 million aggregate principal amount of 2.60% Senior Notes due 2030 (the “2030 Senior Notes”). The 2030 Senior Notes were issued under the Base Indenture, as supplemented by the Third Supplemental Indenture, dated as of January 23, 2020.

 We will pay interest on the 2030 Senior Notes semi-annually in arrears and the 2030 Senior Notes will mature on February 1, 2030.  The 2030 Senior Notes are our senior unsecured obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of our future subordinated debt.  The 2030 Senior Notes are not guaranteed by any of our subsidiaries.

On March 13, 2020, we completed an underwritten public offering of $500.0 million aggregate principal amount of 3.05% Senior Notes due 2050 (the “2050 Senior Notes”). The 2050 Senior Notes were issued under the Base Indenture, as supplemented by the Fourth Supplemental Indenture, dated as of March 13, 2020.

 We will pay interest on the 2050 Senior Notes semi-annually in arrears and the 2050 Senior Notes will mature on April 1, 2050.  The 2050 Senior Notes are our senior unsecured obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of our future subordinated debt.  The 2050 Senior Notes are not guaranteed by any of our subsidiaries.

See Note 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details on the debt agreements.

Contractual Obligations

As of December 31, 2020, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$4,743,635	$8,268	$1,437,815	$534,373	$2,763,179
Cash interest payments	$1,242,346	$159,967	$280,106	$210,455	$591,818
Contingent consideration	$91,833	$43,297	$9,847	$3,224	$35,465
Operating leases	$210,905	$36,581	$65,029	$40,435	$68,860
Final capping, closure and post-closure	$1,527,709	$19,976	$66,201	$9,122	$1,432,410

Long-term debt payments include:

1)	$203.9 million in principal payments due March 2023 related to our revolving credit facility under our Credit Agreement. Advances are available under the Credit Agreement in U.S. dollars and Canadian dollars and bear interest at fluctuating rates (See Note 10). At December 31, 2020, $200.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. LIBOR rate loans, bearing interest at a total rate of 1.35% on such date. At December 31, 2020, $3.9 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, bearing interest at a total rate of 1.66% on such date.
2)	$650.0 million in principal payments due March 2023 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At December 31, 2020, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 1.35% on such date).
3)	$100.0 million in principal payments due 2021 related to our 2021 Senior Notes. The 2021 Senior Notes bear interest at a rate of 4.64%. We have recorded this obligation in the payments due in 1 to 3 years category in the table above as we have the intent and ability to redeem the 2021 Senior Notes on April 1, 2021 using borrowings under our Credit Agreement.

4)	$150.0 million in principal payments due 2021 related to our New 2021 Senior Notes. The New 2021 Senior Notes bear interest at a rate of 2.39%. We have recorded this obligation in the payments due in 1 to 3 years category in the table above as we have the intent and ability to redeem the New 2021 Senior Notes on June 1, 2021 using borrowings under our Credit Agreement.
5)	$125.0 million in principal payments due 2022 related to our 2022 Senior Notes. The 2022 Senior Notes bear interest at a rate of 3.09%.
6)	$200.0 million in principal payments due 2023 related to our 2023 Senior Notes. The 2023 Senior Notes bear interest at a rate of 2.75%.
7)	$150.0 million in principal payments due 2024 related to our 2024 Senior Notes. The 2024 Senior Notes bear interest at a rate of 3.24%.
8)	$375.0 million in principal payments due 2025 related to our 2025 Senior Notes. The 2025 Senior Notes bear interest at a rate of 3.41%.
9)	$400.0 million in principal payments due 2026 related to our 2026 Senior Notes. The 2026 Senior Notes bear interest at a rate of 3.03%.
10)	$250.0 million in principal payments due 2027 related to our 2027 Senior Notes. The 2027 Senior Notes bear interest at a rate of 3.49%.
11)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
12)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
13)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
14)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
15)	$43.1 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at December 31, 2020, and have maturity dates ranging from 2021 to 2036.
16)	$3.8 million in principal payments related to our financing leases. Our financing leases bear interest at a rate of 1.89% at December 31, 2020, and have a lease expiration date of 2026.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin, the base rate plus the applicable base rate margin, the Canadian Dollar Offered Rate plus the applicable acceptance fee and the Canadian prime rate plus the applicable prime rate margin at December 31, 2020. We assumed the Credit Agreement is paid off when it matures in March 2023.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $71.7 million recorded as liabilities in our consolidated financial statements at December 31, 2020, and $20.1 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases as discussed in Note 8 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$132,047	$92,029	$40,018	$—	$—
(1)	We are party to unconditional purchase obligations as discussed in Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At December 31, 2020, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 52.5 million gallons remaining to be purchased for a total of $132.0 million. The current fuel purchase contracts expire on or before December 31, 2023. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2020, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained standby letters of credit as discussed in Note 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and financial surety bonds as discussed in Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These standby letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill and E&P operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2020, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Non-GAAP Financial Measures

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the years ended December 31, 2020, 2019 and 2018, are calculated as follows (amounts in thousands of U.S. dollars):

	Years Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$1,408,521	$1,540,547	$1,411,235
Plus (less): Change in book overdraft	1,096	(2,564)	(839)
Plus: Proceeds from disposal of assets	19,084	3,566	5,385
Less: Capital expenditures for property and equipment	(597,053)	(634,406)	(546,145)
Less: Distributions to noncontrolling interests	—	(570)	(103)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	10,371	—	11
Cash received for divestitures (b)	(10,673)	(2,376)	(2,030)
Transaction-related expenses (c)	9,803	12,335	8,607
Integration-related and other expenses (d)	—	—	2,760
Pre-existing Progressive Waste share-based grants (e)	5,770	4,810	5,772
Tax effect (f)	(5,021)	(4,565)	(4,752)
Adjusted free cash flow	$841,898	$916,777	$879,901
(a)

Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.

(b)Reflects the elimination of cash received in conjunction with the divestiture of certain operations.

(c)Reflects the addback of acquisition-related transaction costs.

(d)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.

(e)Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.

(f)The aggregate tax effect of footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, minus net loss attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the years ended December 31, 2020, 2019 and 2018, are calculated as follows (amounts in thousands of U.S. dollars):

	Years Ended December 31,
	2020	2019	2018
Net income attributable to Waste Connections	$204,677	$566,841	$546,871
Plus (less): Net income (loss) attributable to noncontrolling interests	(685)	(160)	283
Plus: Income tax provision	49,922	139,210	159,986
Plus: Interest expense	162,375	147,368	132,104
Less: Interest income	(5,253)	(9,777)	(7,170)
Plus: Depreciation and amortization	752,404	743,918	680,487
Plus: Closure and post-closure accretion	15,095	14,471	12,997
Plus: Impairments and other operating items	466,718	61,948	20,118
Plus (less): Other expense (income), net	1,392	(5,704)	170
Adjustments:
Plus: Transaction-related expenses (a)	9,803	12,335	8,607
Plus: Fair value changes to equity awards (b)	5,536	3,104	9,205
Plus: Integration-related and other expenses (c)	—	—	2,760
Adjusted EBITDA	$1,661,984	$1,673,554	$1,566,418

(a)Reflects the addback of acquisition-related transaction costs.

(b)Reflects fair value accounting changes associated with certain equity awards.

(c)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the years ended December 31, 2020, 2019 and 2018, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Years Ended December 31,
	2020	2019	2018
Reported net income attributable to Waste Connections	$204,677	$566,841	$546,871
Adjustments:
Amortization of intangibles (a)	131,302	125,522	107,779
Impairments and other operating items (b)	466,718	61,948	20,118
Transaction-related expenses (c)	9,803	12,335	8,607
Fair value changes to equity awards (d)	5,536	3,104	9,205
Integration-related and other expenses (e)	—	—	2,760
Tax effect (f)	(153,758)	(50,189)	(37,165)
Tax items (g)	31,508	—	9,093
Adjusted net income attributable to Waste Connections	$695,786	$719,561	$667,268

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.78	$2.14	$2.07
Adjusted net income	$2.64	$2.72	$2.52
(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	Reflects the addback of integration-related items, including rebranding costs, associated with the Progressive Waste acquisition.
(f)	The aggregate tax effect of the adjustments in footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.
(g)

In 2020, reflects the impact of a portion of our 2019 inter-entity payments no longer being deductible for tax purposes due to the finalization of tax regulations on April 7, 2020 under Internal Revenue Code section 267A and an increase in deferred tax liabilities resulting from the E&P impairment. In 2018, primarily reflects refinements to the estimates, as provided by Staff Accounting Bulletin No. 118, of the impact of a portion of our U.S. earnings no longer permanently reinvested in conjunction with the Tax Act.

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

At December 31, 2020, our derivative instruments included six interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2020 and 2019, of $3.7 million and $766.2 million, respectively, including floating rate debt under our Credit Agreement. A one percentage point increase in interest rates on our variable-rate debt as of December 31, 2020 and 2019, would decrease our annual pre-tax income by approximately $0.1 million and $7.7 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly. Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts. At December 31, 2020, we had no fuel hedge agreements in place; however, we have entered into fixed price fuel purchase contracts for 2021 as described below.

For the year ending December 31, 2021, we expect to purchase approximately 79.6 million gallons of fuel, of which 43.5 million gallons will be purchased at market prices and 36.1 million gallons will be purchased under our fixed price fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. With respect to the approximately 43.5 million gallons of unhedged fuel we expect to purchase in 2021 at market prices, a $0.10 per gallon increase in the price of fuel over the year would decrease our pre-tax income during this period by approximately $4.3 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the years ended December 31, 2020 and 2019, would have had a $8.4 million and $6.3 million impact on revenues for the year ended December 31, 2020 and 2019, respectively.

We have operations in Canada and, where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating costs. However, the impact of foreign currency has not materially affected our results of operations in 2019 or 2020. A $0.01 change in the Canadian dollar to U.S. dollar exchange rate would impact our annual revenue and EBITDA by approximately $9.9 million and $3.8 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

WASTE CONNECTIONS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Waste Connections, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Waste Connections, Inc. (an Ontario, Canada corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of net income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 18, 2021 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of intangible assets in business combinations

As described in Note 5 to the consolidated financial statements, the Company acquired 21 businesses during 2020.  These transactions were accounted for as business combinations in accordance with ASC 805, Business Combinations.

The principal consideration for our determination that the accounting for these acquisitions represents a critical audit matter, is the judgments and assumptions associated with management’s determination of the fair value of assets acquired and liabilities assumed, including fair value determinations related to transfer station permits, residential customer lists, acquisition site costs and commercial customer lists, all of which are recorded as intangible assets. Auditing the fair value involved a high degree of subjectivity, auditor judgment and effort in evaluating management’s significant assumptions, primarily due to the complexity of the valuation models used to measure the fair value of the aforementioned intangible assets, as well as the sensitivity of the underlying significant assumptions. The Company used a discounted cash flow model to estimate the fair values of the intangible assets, which included assumptions such as discount rate, revenue growth rates, operating expenses, earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, capital expenditures, customer turnover rates, and contributory asset charges that form the basis of the forecasted results. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

The audit procedures related to the accounting for the acquisitions included the following:

●	We tested the design and operating effectiveness of key controls related to the accounting for the 2020 acquisitions, including controls relating to management’s development of forecasts for discount rates, revenue growth rates, operating expenses, EBITDA margins, capital expenditures, customer turnover rates and contributory asset charges;
●	We obtained certain of the purchase price allocation analyses from management and third-party specialists engaged by management. We assessed the qualifications and competence of management and the third-party specialists and evaluated the methodologies used to determine the fair value of the fixed assets and intangible assets;
●	We tested the assumptions used within the discounted cash-flow models to estimate the fair value of the intangible assets which included assumptions such as discount rate, revenue growth rate, operating expenses, EBITDA margin, capital expenditures, customer turnover rate and contributory asset charges;
●	We tested the Company’s ability to forecast future cash flows for acquired businesses by reviewing actual results in the first year after being acquired compared to amounts forecasted when the fair values of acquired assets and liabilities were determined;
●	We utilized an internal valuation specialist to assist the engagement team in evaluating: the methodologies used and whether they were acceptable for the underlying acquisitions and whether such methodologies were being applied correctly, the appropriateness of the discount rate used by performing a sensitivity analysis, and the qualifications of the valuation specialist engaged by the Company based on their credentials and experience.

Landfill Accounting

At December 31, 2020, the Company’s final capping, closure and post-closure liability was $301.9 million. As explained in Note 3 to the consolidated financial statements, the net present value of landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected future date of the expenditures and discounting the inflated total to its present value using a credit-adjusted risk-free rate.

The principal consideration for our determination that landfill accounting represents a critical audit matter is the judgments and estimates associated with management’s determination of the liability due to the nature of the inputs and significant assumptions used in the process including the discount rate, inflation rate, accretion rate, survey data, acreage information, permitted, deemed and remaining airspace and probability of landfill expansions, all of which can have a significant impact on the calculation of the final capping, closure and post-closure liability.  Auditing the net present value of the obligation involved a high degree of subjectivity, auditor judgment and effort in evaluating management’s assumptions primarily due to the complexity of the models used to measure the landfill liability, as well as the sensitivity of the underlying significant assumptions.

Our audit procedures related to the accounting for the final capping, closure and post-closure liability included the following::

●	We tested the design and operating effectiveness of key controls related to landfill accounting, including controls relating to management’s development of discount rate, inflation rate, accretion rates, survey data, acreage information, permitted, deemed and remaining airspace and probability of landfill expansions;
●	We assessed the qualifications and competence of management and the third-party specialists used to provide the inputs used in developing the models;
●	We tested key inputs such as discount rate, inflation rate, accretion rate, survey data, acreage information, permitted, deemed and remaining airspace and probability of landfill expansions;
●	We obtained and reviewed the associated permits for a sample of landfill models to further validate certain inputs used in the models;
●	We compared previously deemed expansion amounts to the subsequent actual permitted amounts;
●	We obtained and reviewed supporting documentation to support management’s criteria for deemed expansions.

Exploration and Production Assets Impairment

As described in Note 3 to the consolidated financial statements, the decrease in energy exploration and production activity caused by the COVID-19 pandemic, together with market expectations of a slow recovery in oil prices, reduced the expected future cash flows of the Company’s Exploration and Production (“E&P”) segment’s operations. Based on these events, the Company concluded that a triggering event occurred which required the Company to perform an impairment test of the property and equipment and intangible assets of its E&P segment as of June 30, 2020. Based upon the results of the impairment test, the Company concluded that the carrying value exceeded the estimated undiscounted cash flows of four E&P landfills, resulting in an impairment charge to property and equipment of $417.4 million to mark these assets down to fair value.

The principal consideration for our determination that the impairment assessment of the E&P assets represents a critical audit matter is the judgments and estimates associated with management’s determination of the fair value of the E&P assets, including determinations about drilling activity by basin as the basis for expectations of future activity and discounted cash flows. In order to determine the impairment amount, the Company used a discounted cash flow model to estimate the fair values of these landfills, which included assumptions such as discount rate, annual revenue projections based on E&P waste activity which is determined by projected levels of oil and natural gas E&P during the forecast period at each location, gross margin, capital expenditures, and income taxes that form the basis of the forecasted results. Auditing the fair value calculation of these assets involved a high degree of subjectivity, auditor judgment and effort in evaluating management’s significant assumptions primarily due to the complexity of the valuation models used to measure the fair value of the aforementioned assets, as well as the sensitivity of the underlying significant assumptions.

Our audit procedures related to the accounting for the E&P asset impairment included the following:

●	We tested the design and operating effectiveness of key controls related to the accounting for the E&P asset impairment, including development of the discounted cash flow model, discount rate, revenue projections, projected levels of future activity, gross margin, capital expenditures, and income taxes;
●	We obtained the impairment analysis from management and assessed the qualifications and competence of management, and evaluated the methodologies used to determine the fair value of four E&P landfills;
●	We tested the assumptions used within the discounted cash-flow models to estimate the fair value of the four E&P landfills which included assumptions such as discount rate, forecasted revenue, projected levels of future activity, gross margin, capital expenditures and income taxes;

●	We utilized an internal valuation specialist to assist the engagement team in evaluating: the methodologies used and whether they were acceptable for the underlying assets and whether such methodologies were being applied correctly and the appropriateness of the discount rate and remaining useful life estimates used by performing a sensitivity analysis.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Houston, Texas

February 18, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Waste Connections, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Waste Connections, Inc. (an Ontario, Canada corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 18, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Houston, Texas

February 18, 2021

WASTE CONNECTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and equivalents	$617,294	$326,738
Accounts receivable, net of allowance for credit losses of $19,380 and $16,432 at December 31, 2020 and 2019, respectively	630,264	662,808
Prepaid expenses and other current assets	160,714	141,052
Total current assets	1,408,272	1,130,598

Restricted cash	97,095	96,483
Restricted investments	57,516	51,179
Property and equipment, net	5,284,506	5,516,347
Operating lease right-of-use assets	170,923	183,220
Goodwill	5,726,650	5,510,851
Intangible assets, net	1,155,079	1,163,063
Other assets, net	92,323	85,954
Total assets	$13,992,364	$13,737,695
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$290,820	$436,970
Book overdraft	17,079	15,954
Accrued liabilities	404,923	280,808
Current portion of operating lease liabilities	30,671	29,929
Current portion of contingent consideration	43,297	26,659
Deferred revenue	233,596	216,443
Current portion of long-term debt and notes payable	8,268	465
Total current liabilities	1,028,654	1,007,228

Long-term portion of debt and notes payable	4,708,678	4,353,782
Long-term portion of operating lease liabilities	147,223	160,033
Long-term portion of contingent consideration	28,439	42,825
Deferred income taxes	760,044	818,622
Other long-term liabilities	455,888	416,851
Total liabilities	7,128,926	6,799,341

Commitments and contingencies (Note 12)

Equity:
Common shares: 262,899,174 shares issued and 262,824,990 shares outstanding at December 31, 2020; 263,699,675 shares issued and 263,618,161 shares outstanding at December 31, 2019	4,030,368	4,135,343
Additional paid-in capital	170,555	154,917
Accumulated other comprehensive loss	(651)	(10,963)
Treasury shares: 74,184 and 81,514 shares at December 31, 2020 and 2019, respectively	—	—
Retained earnings	2,659,001	2,654,207
Total Waste Connections’ equity	6,859,273	6,933,504
Noncontrolling interest in subsidiaries	4,165	4,850
Total equity	6,863,438	6,938,354
	$13,992,364	$13,737,695

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2020	2019	2018
Revenues	$5,445,990	$5,388,679	$4,922,941
Operating expenses:
Cost of operations	3,276,808	3,198,757	2,865,704
Selling, general and administrative	537,632	546,278	524,388
Depreciation	621,102	618,396	572,708
Amortization of intangibles	131,302	125,522	107,779
Impairments and other operating items	466,718	61,948	20,118
Operating income	412,428	837,778	832,244

Interest expense	(162,375)	(147,368)	(132,104)
Interest income	5,253	9,777	7,170
Other income (expense), net	(1,392)	5,704	(170)
Income before income tax provision	253,914	705,891	707,140

Income tax provision	(49,922)	(139,210)	(159,986)
Net income	203,992	566,681	547,154
Plus (Less): Net loss (income) attributable to noncontrolling interests	685	160	(283)
Net income attributable to Waste Connections	$204,677	$566,841	$546,871

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.78	$2.15	$2.07
Diluted	$0.78	$2.14	$2.07

Shares used in the per share calculations:
Basic	263,189,699	263,792,693	263,650,155
Diluted	263,687,539	264,526,561	264,395,618

Cash dividends per common share	$0.760	$0.665	$0.580

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS OF U.S. DOLLARS)

	Years Ended December 31,
	2020	2019	2018
Net income	$203,992	$566,681	$547,154

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	9,778	(8,027)	(5,669)
Fuel hedge amounts reclassified into cost of operations	—	—	(6,531)
Changes in fair value of interest rate swaps	(64,664)	(43,873)	(1,213)
Changes in fair value of fuel hedges	—	—	2,651
Foreign currency translation adjustment	50,653	101,970	(175,233)
Other comprehensive income (loss), before tax	(4,233)	50,070	(185,995)
Income tax benefit related to items of other comprehensive income (loss)	14,545	13,753	2,796
Other comprehensive income (loss), net of tax	10,312	63,823	(183,199)
Comprehensive income	214,304	630,504	363,955
Plus (less): Comprehensive loss (income) attributable to noncontrolling interests	685	160	(283)
Comprehensive income attributable to Waste Connections	$214,989	$630,664	$363,672

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2017	263,494,670	$4,187,568	$115,743	$108,413	166,133	$—	$1,856,946	$5,400	$6,274,070
Sale of common shares held in trust	36,244	2,667	—	—	(36,244)	—	—	—	2,667
Vesting of restricted share units	483,232	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	154,181	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	5,069	—	—	—	—	—	—	—	—
Fair value adjustment for common shares in deferred compensation plan exchanged for other investment options	—	—	(1,734)	—	—	—	—	—	(1,734)
Tax withholdings related to net share settlements of equity-based compensation	(217,850)	—	(15,032)	—	—	—	—	—	(15,032)
Equity-based compensation	—	—	34,600	—	—	—	—	—	34,600
Exercise of warrants	17,571	—	—	—	—	—	—	—	—
Repurchase of common shares	(831,704)	(58,928)	—	—	—	—	—	—	(58,928)
Cash dividends on common shares	—	—	—	—	—	—	(152,550)	—	(152,550)
Amounts reclassified into earnings, net of taxes	—	—	—	(9,071)	—	—	—	—	(9,071)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	1,105	—	—	—	—	1,105
Foreign currency translation adjustment	—	—	—	(175,233)	—	—	—	—	(175,233)
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	—	—	—	—	13,243	—	13,243
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(103)	(103)
Net income	—	—	—	—	—	—	546,871	283	547,154
Balances at December 31, 2018	263,141,413	4,131,307	133,577	(74,786)	129,889	—	2,264,510	5,580	6,460,188
Sale of common shares held in trust	48,375	4,036	—	—	(48,375)	—	—	—	4,036
Vesting of restricted share units	416,691	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	180,258	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	16,375	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(210,018)	—	(17,660)	—	—	—	—	—	(17,660)
Equity-based compensation	—	—	39,000	—	—	—	—	—	39,000
Exercise of warrants	25,067	—	—	—	—	—	—	—	—
Cash dividends on common shares	—	—	—	—	—	—	(175,067)	—	(175,067)
Amounts reclassified into earnings, net of taxes	—	—	—	(5,900)	—	—	—	—	(5,900)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(32,247)	—	—	—	—	(32,247)
Foreign currency translation adjustment	—	—	—	101,970	—	—	—	—	101,970
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	—	—	—	—	(2,077)	—	(2,077)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(570)	(570)
Net income (loss)	—	—	—	—	—	—	566,841	(160)	566,681
Balances at December 31, 2019	263,618,161	$4,135,343	$154,917	$(10,963)	81,514	$—	$2,654,207	$4,850	$6,938,354

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	LOSS	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2019	263,618,161	$4,135,343	$154,917	$(10,963)	81,514	$—	$2,654,207	$4,850	$6,938,354
Sale of common shares held in trust	7,330	679	—	—	(7,330)	—	—	—	679
Vesting of restricted share units	377,006	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	281,186	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	23,857	—	—	—	—	—	—	—	—
Fair value adjustment for common shares in deferred compensation plan exchanged for other investment options	—	—	(678)	—	—	—	—	—	(678)
Tax withholdings related to net share settlements of equity-based compensation	(230,698)	—	(23,446)	—	—	—	—	—	(23,446)
Equity-based compensation	—	—	39,762	—	—	—	—	—	39,762
Exercise of warrants	20,125	—	—	—	—	—	—	—	—
Repurchase of common shares	(1,271,977)	(105,654)	—	—	—	—	—	—	(105,654)
Cash dividends on common shares	—	—	—	—	—	—	(199,883)	—	(199,883)
Amounts reclassified into earnings, net of taxes	—	—	—	7,187	—	—	—	—	7,187
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(47,528)	—	—	—	—	(47,528)
Foreign currency translation adjustment	—	—	—	50,653	—	—	—	—	50,653
Net income (loss)	—	—	—	—	—	—	204,677	(685)	203,992
Balances at December 31, 2020	262,824,990	$4,030,368	$170,555	$(651)	74,184	$—	$2,659,001	$4,165	$6,863,438

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF U.S. DOLLARS)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$203,992	$566,681	$547,154
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	445,647	60,592	10,193
Depreciation	621,102	618,396	572,708
Amortization of intangibles	131,302	125,522	107,779
Deferred income taxes, net of acquisitions	(50,487)	54,637	77,859
Amortization of debt issuance costs	7,509	5,001	4,158
Share-based compensation	45,751	42,671	43,803
Interest accretion	17,205	16,426	14,861
Payment of contingent consideration recorded in earnings	(10,371)	—	(11)
Adjustments to contingent consideration	18,418	1,498	349
Other	2,426	(2,240)	943
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	46,841	(22,933)	(37,724)
Prepaid expenses and other current assets	(17,749)	9,135	39,758
Accounts payable	(148,362)	71,147	16,135
Deferred revenue	14,981	19,156	17,916
Accrued liabilities	88,612	(22,938)	1,314
Capping, closure and post-closure expenditures	(6,484)	(5,062)	(2,702)
Other long-term liabilities	(1,812)	2,858	(3,258)
Net cash provided by operating activities	1,408,521	1,540,547	1,411,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(388,789)	(736,610)	(830,091)
Capital expenditures for property and equipment	(597,053)	(634,406)	(546,145)
Capital expenditures for undeveloped landfill property	(67,508)	(31,683)	—
Investment in noncontrolling interest	—	(25,000)	—
Proceeds from disposal of assets	19,084	3,566	5,385
Other	(11,777)	(1,873)	(969)
Net cash used in investing activities	(1,046,043)	(1,426,006)	(1,371,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,815,625	1,575,795	1,022,737
Principal payments on notes payable and long-term debt	(1,542,958)	(1,470,711)	(970,773)
Payment of contingent consideration recorded at acquisition date	(12,566)	(3,200)	(6,127)
Change in book overdraft	1,096	(2,564)	(839)
Payments for repurchase of common shares	(105,654)	—	(58,928)
Payments for cash dividends	(199,883)	(175,067)	(152,550)
Tax withholdings related to net share settlements of equity-based compensation	(23,446)	(17,660)	(15,032)
Debt issuance costs	(11,117)	(5,953)	(8,630)
Proceeds from sale of common shares held in trust	679	4,036	2,667
Distributions to noncontrolling interests	—	(570)	(103)
Net cash used in financing activities	(78,224)	(95,894)	(187,578)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,914	608	(1,290)

Net increase (decrease) in cash, cash equivalents and restricted cash	291,168	19,255	(149,453)
Cash, cash equivalents and restricted cash at beginning of year	423,221	403,966	553,227
Plus: change in cash held for sale	—	—	192
Cash, cash equivalents and restricted cash at end of year	$714,389	$423,221	$403,966

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF U.S. DOLLARS)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

	Years Ended December 31,
	2020	2019	2018
Cash paid for income taxes	$104,618	$81,049	$52,464
Cash paid for interest	$142,310	$139,694	$124,338
Changes in accrued capital expenditures for property and equipment	$(10,940)	$(7,528)	$1,825

In connection with its acquisitions, the Company assumed liabilities as follows:
Fair value of assets acquired	$514,234	$913,793	$1,100,880
Cash paid for current year acquisitions	(388,789)	(736,610)	(830,091)
Change in open working capital settlements at year end	(1,505)	(5,272)	8,507
Liabilities assumed and notes payable issued to sellers of businesses acquired	$123,940	$171,911	$279,296

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

The Company is an integrated solid waste services company that provides non-hazardous waste collection, transfer and disposal services, along with recycling and resource recovery, in mostly exclusive and secondary markets in the U.S. and Canada. Waste Connections also provides non-hazardous oilfield waste treatment, recovery and disposal services (“E&P”) in several basins across the U.S., as well as intermodal services for the movement of cargo and solid waste containers in the Pacific Northwest

The challenges posed by the pandemic of coronavirus disease 2019 (“COVID-19”) on the global economy persisted through the fourth quarter of 2020 and continue to impact the demand for the Company’s services to varying degrees and in varying ways across the U.S. and Canada and across a variety of lines of business, including commercial collection and solid waste and E&P waste disposal.  In response to the COVID-19 pandemic, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing.  In some markets where a portion of these measures have been curtailed, the impact to demand for the Company’s services has decreased as activity levels have increased. The impact of the COVID-19 pandemic on the Company’s business, results of operations, financial condition and cash flows in future periods will depend largely on future developments, including the duration and spread of the outbreak in the U.S. and Canada, its severity, the actions to contain the novel coronavirus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted at this time.

2. NEW ACCOUNTING STANDARDS AND RECLASSIFICATIONS

Accounting Standards Adopted

Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.  In June 2016, the Financial Accounting Standards Board, (“FASB”) issued guidance introducing a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables, that requires entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts.  The standard became effective for public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers for annual periods beginning after December 15, 2019 and interim periods within those years.  The Company adopted the new standard on January 1, 2020.  The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements as pre-existing processes for estimating expected credit losses for trade receivables aligned with the expected credit loss model.  See Note 3 for additional information and disclosures related to the adoption of this new standard.

SEC streamlines some Regulation S-K disclosure requirements and adds new requirement.  In August 2020, the SEC amended its disclosure requirements relating to the description of business, legal proceedings, and risk factors.  Key changes include: (1) permitting a company to provide an update of the general development of its business if it incorporates by reference a full discussion from a single previously-filed registration statement or report; (2) requiring, if material, a description of the company’s human capital resources, including any human capital measures/objectives that the company focuses on in managing its business; (3) increasing the quantitative threshold for disclosing certain governmental environmental proceedings and allowing legal proceedings disclosures to be hyperlinked or cross-referenced to other sections in the document; and (4) requiring a risk factor summary if the risk factor section is longer than 15 pages.  The provisions were effective 30 days after being published in the Federal Register, or November 9, 2020.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Accounting Standards Pending Adoption

Income Taxes – Simplifying the Accounting for Income Taxes.  In December 2019, the FASB issued guidance that simplifies the accounting for income taxes as part of its overall initiative to reduce complexity in applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements.  The amendments include removal of certain exceptions to the general principles of income taxes, and simplification in several other areas such as accounting for a franchise tax that is partially based on income. The standard is effective for public business entities that are SEC filers for annual periods beginning after December 15, 2020, and interim periods within those reporting periods. The Company adopted the new standard as of January 1, 2021.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  In March 2020, the FASB issued guidance to provide temporary optional expedients and exceptions to the guidance in U.S. generally accepted accounting principles (“GAAP”) on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”), anticipated to be phased out by the end of 2021, and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”).  Under the new guidance, entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met.  An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination.  Under the guidance, entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.

The guidance is effective upon issuance.  The guidance on contract modifications is applied prospectively from any date beginning March 12, 2020.  It may also be applied to modifications of existing contracts made earlier in the interim period that includes the effective date.  The guidance on hedging is applied to eligible hedging relationships existing as of the beginning of the interim period that includes the effective date and to new eligible hedging relationships entered into after the beginning of that interim period.  The relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date.  However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022.  The Company is currently assessing the potential impact of implementing this new guidance on its consolidated financial statements.  To the extent that the transition away from the use of LIBOR might affect the Company’s ability to maintain cash flow hedge accounting as described in Note 3, the relief is expected to permit the Company to maintain that cash flow hedge accounting.

SEC amends MD&A and other Regulation S-K disclosure requirements.  In November 2020, the SEC adopted amendments to Regulation S-K to eliminate certain disclosure requirements and to revise several others to make the disclosures provided in management’s discussion and analysis more useful for investors.  Key changes included: (1) enhancements and clarification of the disclosure requirements for liquidity and capital resources; (2) elimination of five years of Selected Financial Data; (3) replacement of the current requirement for two years of quarterly tabular disclosure with a principles-based requirement to provide information only when there are material retrospective changes; (4) codification of prior SEC guidance on critical accounting estimates; (5) elminiation of the tabular disclosure of contractual obligations; and (6) conforming amendments for foreign private issuers. The amended rules were posted to the Federal Register on January 11, 2021 and became effective February 10, 2021.  Registrants are required to comply with the new rules beginning with the first fiscal year ending on or after August 9, 2021.  Registrants may early adopt the amended rules at any time after the effective date (on an itrem-by-item basis), as long as they provide the disclosure responsive to an amended item in its entirety.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Reclassification

As disclosed within other notes to the financial statements, segment information reported in the Company’s prior year periods has been reclassified to conform with the 2020 presentation.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents. As of December 31, 2020 and 2019, cash equivalents consisted of demand money market accounts.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and equivalents, restricted cash, restricted investments and accounts receivable. The Company maintains cash and equivalents with banks that at times exceed applicable insurance limits. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions. The Company’s restricted cash and restricted investments are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes. The Company has not experienced any losses related to its cash and equivalents, restricted cash or restricted investment accounts. The Company generally does not require collateral on its trade receivables. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base. The Company maintains allowances for credit losses based on the expected collectability of accounts receivable.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Revenue Recognition and Accounts Receivable

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, E&P services, and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Commercial	$1,610,313	$1,593,217	$1,452,831
Residential	1,528,217	1,380,763	1,189,148
Industrial and construction roll off	833,148	841,173	768,687
Total collection	3,971,678	3,815,153	3,410,666
Landfill	1,146,732	1,132,935	1,063,243
Transfer	777,754	771,316	670,129
Recycling	86,389	64,245	92,634
E&P	159,438	271,887	256,262
Intermodal and other	118,396	121,137	139,896
Intercompany	(814,397)	(787,994)	(709,889)
Total	$5,445,990	$5,388,679	$4,922,941

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

In general, residential collection fees are billed monthly or quarterly in advance. Substantially all of the deferred revenue recognized as of September 30, 2020 was recognized as revenue during the three months ended December 31, 2020 when the service was performed. Commercial customers are typically billed on a monthly basis based on the nature of the services provided during the period. Revenue recognized under these agreements is variable in nature based on the number of residential homes or businesses serviced during the period, the frequency of collection and the volume of waste collected. In addition, certain contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index which are unknown at contract inception.

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

Solid Waste Recycling

Solid waste recycling revenues result from the sale of recycled commodities, which are generated by offering residential, commercial, industrial and municipal customers recycling services for a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. The Company owns and operates recycling operations and markets collected recyclable materials to third parties for processing before resale. In some instances, the Company utilizes a third party to market recycled materials. In certain instances, the Company issues recycling rebates to municipal or commercial customers, which can be based on the price it receives upon the sale of recycled commodities, a fixed contractual rate or other measures. The Company also receives rebates when it disposes of recycled commodities at third-party facilities. The fees received are based primarily on the market, type and volume or weight of the materials sold. In general, fees are billed and revenue is recognized at the time title is transferred. Revenue recognized under these agreements is variable in nature based on the volume of materials sold. In addition, the amount of revenue recognized is based on commodity prices at the time of sale, which are unknown at contract inception.

E&P Waste Treatment, Recovery and Disposal

E&P revenue is primarily generated through the treatment, recovery and disposal of non-hazardous exploration and production waste from vertical and horizontal drilling, hydraulic fracturing, production and clean-up activity, as well as other services.  Revenue recognized under these agreements is variable in nature based on the volume of waste accepted or processed during the period.

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

The following is a rollforward of the Company’s allowance for credit losses from January 1, 2020 to December 31, 2020:

Beginning balance	$16,432
Current period provision for expected credit losses	15,509
Write-offs charged against the allowance	(18,318)
Recoveries collected	5,720
Impact of changes in foreign currency	37
Ending balance	$19,380

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Consolidated Balance Sheet, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity would have recognized is one year or less. The Company had $19,669 and $16,846 of deferred sales incentives at December 31, 2020 and 2019, respectively. During the years ended December 31, 2020, 2019 and 2018, the Company recorded a total of $17,138, $19,673 and $17,313, respectively, of sales incentive amortization expense for deferred sales incentives and sales incentive expense for contracts with original terms of less than one year.

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

The net present value of landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2020 and 2019 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects the Company’s long-term credit adjusted risk free rate. The Company’s inflation rate assumption was 2.5% for the years ended December 31, 2020 and 2019.

In accordance with the accounting guidance on asset retirement obligations, the final capping, closure and post-closure liability is recorded on the balance sheet along with an offsetting addition to site costs which is amortized to depletion expense on a units-of-consumption basis as remaining landfill airspace is consumed. The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Depletion expense resulting from final capping, closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill’s operating life and increase thereafter. Owned landfills and landfills operated under life-of-site agreements have estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes, that range from approximately 1 to 203 years, with an average remaining life of approximately 32 years. The costs for final capping, closure and post-closure obligations at landfills the Company owns or operates under life-of-site agreements are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2018 to December 31, 2020:

Final capping, closure and post-closure liability at December 31, 2018	$251,782
Liability adjustments	19,846
Accretion expense associated with landfill obligations	14,251
Closure payments	(5,059)
Assumption of closure liabilities from acquisitions	8,707
Foreign currency translation adjustment	1,947
Final capping, closure and post-closure liability at December 31, 2019	291,474
Liability adjustments	2,490
Accretion expense associated with landfill obligations	14,874
Closure payments	(6,488)
Assumption of closure liabilities from acquisitions	2,136
Disposition of closure liabilities from divested operations	(3,413)
Foreign currency translation adjustment	823
Final capping, closure and post-closure liability at December 31, 2020	$301,896

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Liability adjustments of $2,490 and $19,846 for the years ended December 31, 2020 and 2019, respectively, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Consolidated Balance Sheets. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

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

current portion representing costs estimated to be incurred in the next 12 months. The estimate is calculated based on current estimated volume in the cells, estimated percentage of waste treated, and historical average costs to treat and excavate the waste. The processing reserve represents the estimated costs to process the volumes of oilfield waste on-hand for which revenue has been recognized. At December 31, 2020 and 2019, the current portion of cell processing reserves was $3,344 and $3,518, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. At December 31, 2020 and 2019, the long-term portion of cell processing reserves was $1,364 and $1,270, respectively, which is included in Other long-term liabilities in the Consolidated Balance Sheets.

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

Finite-Lived Intangible Assets

The amounts assigned to franchise agreements, contracts, customer lists, permits and other agreements are being amortized over the expected term of the related agreements (ranging from 1 to 56 years).  The Company uses an accelerated or straight line basis for amortization, depending on the attributes of the related intangibles.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

As part of the Company’s goodwill impairment test, the Company estimates the fair value of each of its reporting units using discounted cash flow analyses. At December 31, 2019 and 2018, the Company’s reporting units consisted of its five geographic solid waste operating segments and its E&P segment. As of July 1, 2020, the Company combined all operations of its E&P segment into the Southern segment, based on the Company’s determination that the two operating segments met the aggregation criteria, and eliminated the E&P segment. The Company’s former E&P segment had $0 of goodwill at each of June 30, 2020 and December 31, 2019 and 2018.  The Company compares the fair value of each reporting unit with the carrying value of the net assets assigned to each reporting unit. If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results. If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In testing indefinite-lived intangible assets for impairment, the Company compares the estimated fair value of each indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in the Company’s Consolidated Statements of Net Income.

During the Company’s annual impairment analysis of its solid waste operations, the Company determined the fair value of each of its five geographic operating segments at December 31, 2020, 2019 and 2018 and each indefinite-lived intangible asset within those segments using discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows, growth rates and income tax rates. The cash flows employed in the Company’s 2020 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2021 annual budget developed internally by management. These forecasts reflect operating profit margins that were consistent with 2020 results and perpetual revenue growth rates of 4.0%. The Company’s discount rate assumptions are based on an assessment of the market participant rate which approximated 5.3%. In assessing the reasonableness of the Company’s determined fair values of its reporting units, the Company evaluates its results against its current market capitalization. The Company did not record an impairment charge to any of its five geographic operating segments as a result of its annual goodwill and indefinite-lived intangible assets impairment tests for the years ended December 31, 2020, 2019 or 2018.

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

The demand for the Company’s E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile. Macroeconomic and geopolitical conditions, including a significant decline in oil prices driven by both surplus production and supply, as well as the decrease in demand caused by factors including the COVID-19 pandemic, have resulted in decreased levels of oil and natural gas exploration and production activity and a corresponding decrease in demand for the Company’s E&P waste services.  During the year ended December 31, 2020, total E&P revenue declined $112,114, compared to the prior year period, on rig count declines of 56% in certain basins.  The most impacted basins include the Williston Basin in North Dakota, the Eagle Ford Basin in Texas and the Powder River Basin in Wyoming, all of which have relatively high costs associated with drilling, making them less attractive than other basins, including the Permian Basin in Texas and New Mexico.  Additionally, across the industry there is uncertainty regarding future demand for oil and related services, as noted by several energy companies, many of whom are customers of the Company’s E&P segment.  These companies have written down the values of their oil and gas assets in anticipation of the potential for the decarbonization of their energy product mix given an increased global focus on reducing greenhouse gases and addressing climate change. Such uncertainty regarding global demand has had a significant impact on the investment and operating plans of the Company’s E&P waste customers in the basins where the Company operates.

The decrease in exploration and production activity, together with market expectations of a likely slow recovery in oil prices, reduced the expected future period cash flows of the Company’s E&P operations.  Based on these events, the Company concluded that a triggering event occurred which required the Company to perform an impairment test of the property and equipment and intangible assets of its E&P operations as of June 30, 2020 using July 2020 industry projections for drilling activity by basin as the basis for expectations about future activity.  Based upon the results of the impairment test, the Company concluded that the carrying value exceeded the projected undiscounted cash flows of four E&P landfills. The next step was to calculate the fair value of these four landfills using an income approach employing a discounted cash flow (“DCF”) model over the lesser of 40 years or the remaining life of each landfill. Additional key assumptions used in the DCF model included a discount rate of 12% applied to the cash flows, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas exploration and production activity during the forecast period at each location, gross margins based on estimated operating expense requirements during the forecast period, estimated capital expenditures over the forecast period and income taxes based on the estimated federal and state income tax rates applicable during the cash flow periods, all of which were classified as Level 3 in the fair value hierarchy. For each of the four landfills, the carrying value exceeded the calculated discounted fair value, resulting in the recording of an impairment charge of $417,384 to Impairments and other operating items in the Consolidated Statements of Net Income during the year ended December 31, 2020.  The four landfills had $0 of intangible assets at June 30, 2020; therefore, no impairment charge was attributable to intangible assets. The impairment charge reduced the carrying value of property and equipment by $417,384.  If the estimated annual cash flows in the DCF model for each asset or asset group tested was changed by 10%, the resulting impairment charge would change by approximately $3,000.

The aforementioned impairment charges were partially offset by a $4,145 adjustment to reduce the fair value of an amount payable in 2021 under a liability-classified contingent consideration arrangement calculated on future earnings and cash flows associated with the acquisition of an E&P business in 2014. Based upon the outlook for E&P waste services in the market where the acquired business operates, the payment of the contingent consideration was deemed unlikely and the carrying value was reduced to $0 as of June 30, 2020, resulting in a credit to Impairments and other operating items in the Consolidated Statements of Net Income.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments consist of the following:

	December 31, 2020		December 31, 2019
	Restricted	Restricted	Restricted	Restricted
	Cash	Investments	Cash	Investments
Settlement of insurance claims	$78,335	$—	$77,680	$—
Landfill closure and post-closure obligations	12,533	54,833	12,324	48,590
Other financial assurance requirements	6,227	2,683	6,479	2,589
	$97,095	$57,516	$96,483	$51,179

See Note 11 for further information on restricted cash and restricted investments.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and fuel hedges. As of December 31, 2020 and 2019, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of December 31, 2020 and 2019, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of December 31, 2020 and 2019, are as follows:

	Carrying Value at		Fair Value* at
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
4.64% Senior Notes due 2021	$100,000	$100,000	$100,850	$102,654
2.39% Senior Notes due 2021	$150,000	$150,000	$150,695	$149,823
3.09% Senior Notes due 2022	$125,000	$125,000	$128,482	$126,884
2.75% Senior Notes due 2023	$200,000	$200,000	$206,204	$201,121
3.24% Senior Notes due 2024	$150,000	$150,000	$158,140	$153,804
3.41% Senior Notes due 2025	$375,000	$375,000	$403,025	$389,127
3.03% Senior Notes due 2026	$400,000	$400,000	$424,874	$406,768
3.49% Senior Notes due 2027	$250,000	$250,000	$271,198	$259,789
4.25% Senior Notes due 2028	$500,000	$500,000	$597,050	$562,050
3.50% Senior Notes due 2029	$500,000	$500,000	$570,450	$533,500
2.60% Senior Notes due 2030	$600,000	$—	$644,520	$—
3.05% Senior Notes due 2050	$500,000	$—	$540,050	$—

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value inputs include third-party calculations of the market interest rate of notes with similar ratings in similar industries over the remaining note terms.

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Credit Agreement (defined below). The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at December 31, 2020 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At December 31, 2020, the Company’s derivative instruments included six interest rate swap agreements as follows:

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

Another of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the price of diesel fuel. The Company’s strategy to achieve that objective involves periodically entering into fuel hedges that are specifically designated to certain forecasted diesel fuel purchases and accounted for as cash flow hedges. At December 31, 2020 and 2019, the Company had no fuel hedge agreements in place.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2020, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$—	Accrued liabilities(a)	$(20,023)
			Other long-term liabilities	(74,666)
Total derivatives designated as cash flow hedges		$—		$(94,689)
(a)	Represents the estimated amount of the existing unrealized losses on interest rate swaps as of December 31, 2020 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2019, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$2,845	Accrued liabilities	$(3,680)
			Other long-term liabilities	(38,967)
Total derivatives designated as cash flow hedges		$2,845		$(42,647)

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the years ended December 31, 2020, 2019 and 2018:

Derivatives				Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized			Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)			Classification	Net of Tax (b), (c)
	Years Ended December 31,				Years Ended December 31,
	2020	2019	2018		2020	2019	2018
Interest rate swaps	$(47,528)	$(32,247)	$(892)	Interest expense	$7,187	$(5,900)	$(4,167)
Fuel hedges	—	—	1,997	Cost of operations	—	—	(4,904)
Total	$(47,528)	$(32,247)	$1,105		$7,187	$(5,900)	$(9,071)
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

Share-Based Compensation

Under the 2020 Employee Share Purchase Plan (the “ESPP”), participants will be granted an option to purchase Company common shares on the first business day of each offering period, with such option to be automatically exercised on the last business day of such offering period to purchase a whole number of the Company’s common shares determined by dividing the accumulated payroll deductions in the participant’s notional account on such exercise date by the applicable exercise price. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period; provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the Toronto Stock Exchange (the “TSX”) over the final five trading days of the offering period.

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

Share-based compensation expense recognized during the years ended December 31, 2020, 2019 and 2018, was $45,751 ($34,197 net of taxes), $42,671 ($31,926 net of taxes) and $43,803 ($32,774 net of taxes), respectively. This share-based compensation expense includes RSUs, PSUs, DSUs, share option and warrant expense. The share-based compensation expense totals include amounts associated with the Progressive Waste share-based compensation plans, continued by the Company following the Progressive Waste acquisition, which allow for the issuance of shares or cash settlement to employees upon vesting. The Company records share-based compensation expense in Selling, general and administrative expenses in the Consolidated Statements of Net Income. The total unrecognized compensation cost at December 31, 2020, related to unvested RSU awards was $42,677 and this future expense will be recognized over the remaining vesting period of the RSU awards, which extends to 2024. The weighted average remaining vesting period of the RSU awards is 1.1 years. The total unrecognized compensation cost at December 31, 2020, related to unvested PSU awards was $12,276 and this future expense will be recognized over the remaining vesting period of the PSU awards, which extends to 2024. The weighted average remaining vesting period of PSU awards is 1.1 years.

Other Restricted Share Units

As of December 31, 2020, 2019 and 2018, the Company had a liability of $7,237, $7,178 and $9,799, respectively, representing the December 31, 2020, 2019 and 2018 fair values, respectively, of outstanding Progressive Waste restricted share units which are expected to be cash settled. For the years ended December 31, 2020 and 2019, the fair value was calculated using the number of shares granted and the closing price of the common shares in the capital of the Company. All remaining unvested Progressive Waste restricted share units vested during the year ended December 31, 2019.

Other Share Based Options

The fair value of the Progressive Waste share based options outstanding was calculated using a Black-Scholes pricing model with the following weighted average assumptions for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
Expected remaining life	0.50 to 1.00 years	1.50 years	2.50 years
Share volatility	17.72% to 33.54%	16.14%	14.86%
Discount rate	0.06% to 0.12%	1.61%	2.51%
Annual dividend rate	0.80%	0.82%	0.86%

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

All remaining unvested Progressive Waste share based options vested during the year ended December 31, 2017. As of December 31, 2020, 2019 and 2018, the Company had a liability of $3,556, $8,559 and $8,812, respectively, representing the December 31, 2020, 2019 and 2018 fair value, respectively, of outstanding Progressive Waste share based options which are expected to be cash settled.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2020, 2019 and 2018, was $4,870, $5,410 and $5,029, respectively, which is included in Selling, general and administrative expense in the Consolidated Statements of Net Income.

Insurance Liabilities

As a result of its insurance policies, the Company is effectively self-insured for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability, and directors’ and officers’ liability as well as for employee group health insurance, property and workers’ compensation. The Company’s insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company’s management with assistance from its third-party actuary and its third-party claims administrator. The insurance accruals are influenced by the Company’s past claims experience factors and by published industry development factors. At December 31, 2020 and 2019, the Company’s total accrual for self-insured liabilities was $140,182 and $127,029, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. For the years ended December 31, 2020, 2019 and 2018, the Company recognized $164,099, $155,748 and $146,940, respectively, of self-insurance expense which is included in Cost of operations and Selling, general and administrative expense in the Consolidated Statements of Net Income.

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

The Company acquired 21 individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses during the year ended December 31, 2020. The total acquisition-related costs incurred during the year ended December 31, 2020 for these acquisitions was $9,803. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

The Company acquired 21 individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses during the year ended December 31, 2019. The purchase consideration recorded during this period for five of the acquired businesses included contingent consideration based upon the achievement of certain targets, including future asset and revenue growth. The fair value of the total contingent consideration recorded during the year ended December 31, 2019 of $14,038 was determined using probability assessments of the expected future cash flows over a one to four year period in which the obligations are expected to be settled, and applying an average discount rate of 2.3%. During the year ended December 31, 2020, the fair value of an obligation based upon future asset growth increased $3,327. Any subsequent changes in the fair value of the contingent consideration recorded for these acquisitions will be charged or credited to expense until the contingency is settled. The total acquisition-related costs incurred during the year ended December 31, 2019 for these acquisitions was $12,335. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

The Company acquired 20 individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses during the year ended December 31, 2018. The purchase price for one of these acquisitions included recording an initial estimate for contingent consideration of $11,593, representing the fair value of up to $12,582 of amounts payable to the former owners based on the achievement of certain operating targets specified in the asset purchase agreement. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the three-year period in which the obligation is expected to be settled, and applying a discount rate of 2.7%. As of December 31, 2020, the fair value of the obligation increased to $33,674, based on updated estimates of the operating targets that are expected to be achieved. The increase in the fair value of the contingent consideration was charged to expense and any subsequent changes will be charged to or credited to expense until the contingency is settled. The total acquisition-related costs incurred during the year ended December 31, 2018 for these acquisitions was $8,607. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the consideration transferred to acquire these businesses and the amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	Acquisitions	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$388,789	$736,610	$830,091
Debt assumed	91,349	95,809	210,461
Change in open working capital settlements at year end	1,505	5,272	(8,507)
	481,643	837,691	1,032,045

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	13,759	25,220	23,682
Prepaid expenses and other current assets	4,509	4,970	4,614
Operating lease right-of-use assets	5,247	3,616	—
Property and equipment	173,394	294,037	437,914
Long-term franchise agreements and contracts	59,149	78,312	10,888
Indefinite-lived intangibles	13,465	—	—
Customer lists	48,512	52,422	133,387
Permits and other intangibles	10,507	48,141	23,935
Other assets	389	7	19
Accounts payable and accrued liabilities	(14,174)	(19,209)	(25,005)
Current portion of operating lease liabilities	(509)	(658)	—
Deferred revenue	(1,821)	(17,245)	(16,238)
Contingent consideration	(4,688)	(14,038)	(11,669)
Long-term portion of operating lease liabilities	(4,738)	(2,958)	—
Other long-term liabilities	(2,136)	(8,707)	(15,532)
Deferred income taxes	(4,525)	(13,287)	(391)
Total identifiable net assets	296,340	430,623	565,604
Goodwill	$185,303	$407,068	$466,441

Goodwill acquired in 2020 totaling $169,147 is expected to be deductible for tax purposes. Goodwill acquired in 2019 totaling $266,310 is expected to be deductible for tax purposes. Goodwill acquired in 2018 totaling $455,283 is expected to be deductible for tax purposes.

The fair value of acquired working capital related to 11 individually immaterial acquisitions completed during the year ended December 31, 2020, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these 11 acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2020, was $13,854, of which $95 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2019, was $27,297, of which $2,077 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2018, was $27,795, of which $4,113 was expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

6.     INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2020:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$600,674	$(234,972)	$—	$365,702
Customer lists	636,035	(382,020)	—	254,015
Permits and other	378,952	(79,277)	—	299,675
	1,615,661	(696,269)	—	919,392
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	172,056	—	—	172,056
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	274,194	—	(38,507)	235,687
Intangible assets, exclusive of goodwill	$1,889,855	$(696,269)	$(38,507)	$1,155,079

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the year ended December 31, 2020 was 13.9 years. The weighted-average amortization period of customer lists acquired during the year ended December 31, 2020 was 11.0 years. The weighted-average amortization period of finite-lived permits and other acquired during the year ended December 31, 2020 was 40.0 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2019:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$550,340	$(192,462)	$—	$357,878
Customer lists	587,562	(308,427)	—	279,135
Permits and other	367,127	(63,299)	—	303,828
	1,505,029	(564,188)	—	940,841
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	158,591	—	—	158,591
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	260,729	—	(38,507)	222,222
Intangible assets, exclusive of goodwill	$1,765,758	$(564,188)	$(38,507)	$1,163,063

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2021	$126,602
For the year ending December 31, 2022	$107,747
For the year ending December 31, 2023	$91,747
For the year ending December 31, 2024	$78,852
For the year ending December 31, 2025	$66,620

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

7.     PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2020	2019
Landfill site costs	$4,205,968	$4,334,562
Rolling stock	2,227,951	2,011,283
Land, buildings and improvements	1,147,358	1,079,420
Containers	845,386	764,607
Machinery and equipment	820,533	749,557
Construction in progress	41,668	23,739
	9,288,864	8,963,168
Less accumulated depreciation and depletion	(4,004,358)	(3,446,821)
	$5,284,506	$5,516,347

Machinery and equipment included $3,754 and $0, at December 31, 2020 and 2019, respectively, of equipment assets accounted for as finance leases.  The Company’s landfill depletion expense, recorded in Depreciation in the Consolidated Statements of Net Income, for the years ended December 31, 2020, 2019 and 2018, was $200,374, $225,687 and $206,404, respectively.

8.     LEASES

The Company rents certain equipment and facilities under short-term agreements, non-cancelable operating lease agreements and finance leases.  The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date.  The lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date.

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

ROU assets for operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  The Company did not recognize an impairment charge for any of its ROU assets during the years ended December 31, 2020 and 2019.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset.  The Company did not recognize any significant remeasurements during the years ended December 31, 2020 and 2019.

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

The Company initially entered into finance leases in December 2020 and the assets under these leases went into service on December 31, 2020.

Lease cost for operating leases for the years ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
	2020	2019
Operating lease cost	$39,411	$38,710

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Years Ended December 31,
	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$39,212	$38,226
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities - operating leases	$15,117	$17,774
Right-of-use assets obtained in exchange for lease liabilities - finance leases	$3,754	$—

Weighted-average remaining lease term and discount rate for the Company’s leases are as follows:

	Years Ended December 31,
	2020		2019
Weighted average remaining lease term - operating leases	8.6	years	8.7	years
Weighted average remaining lease term - finance leases	5.4	years	Not applicable
Weighted average discount rate - operating leases	3.86%		3.99%
Weighted average discount rate - finance leases	1.89%		Not applicable

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

As of December 31, 2020, future minimum lease payments, as calculated under the new lease guidance and reconciled to the operating lease liability, are as follows:

	Operating Leases	Finance Leases
2021	$36,581	$718
2022	34,259	718
2023	30,770	718
2024	23,124	718
2025	17,311	718
Thereafter	68,860	359
Minimum lease payments	210,905	3,949
Less: imputed interest	(33,011)	(195)
Present value of minimum lease payments	177,894	3,754
Less: current portion of operating lease liabilities	(30,671)	(654)
Long-term portion of operating lease liabilities	$147,223	$3,100

A summary of rent expense for both short-term agreements and non-cancelable operating lease agreements for the year ended December 31, 2018 was as follows:

2018
Rent expense	$42,646

9.     ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2020	2019
Insurance claims	$140,182	$127,029
Payroll and payroll-related	139,887	71,593
Interest payable	29,580	17,286
Unrealized cash flow hedge losses	20,023	3,680
Final capping, closure and post-closure liability	19,925	7,707
Cell processing reserve	3,344	3,518
Environmental remediation reserve	2,300	2,314
Share-based compensation plan liability	868	930
Other	48,814	46,751
	$404,923	$280,808

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

10.     LONG-TERM DEBT

The following table presents the Company’s long-term debt as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Revolver under Credit Agreement, bearing interest ranging from 1.35% to 1.66% (a)	$203,927	$916,247
Term loan under Credit Agreement, bearing interest at 1.35% (a)	650,000	700,000
4.64% Senior Notes due 2021	100,000	100,000
2.39% Senior Notes due 2021	150,000	150,000
3.09% Senior Notes due 2022	125,000	125,000
2.75% Senior Notes due 2023	200,000	200,000
3.24% Senior Notes due 2024	150,000	150,000
3.41% Senior Notes due 2025	375,000	375,000
3.03% Senior Notes due 2026	400,000	400,000
3.49% Senior Notes due 2027	250,000	250,000
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
2.60% Senior Notes due 2030	600,000	—
3.05% Senior Notes due 2050	500,000	—
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2021 to 2036 (a)	43,131	9,638
Finance leases, bearing interest at 1.89% with a lease expiration date of 2026 (a)	3,754	—
	4,750,812	4,375,885
Less – current portion	(8,268)	(465)
Less – unamortized debt discount and issuance costs	(33,866)	(21,638)
	$4,708,678	$4,353,782
(a)	Interest rates represent the interest rates incurred at December 31, 2020.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Details of the Credit Agreement are as follows:

	December 31,	December 31,
	2020	2019
Revolver under Credit Agreement
Available	$1,238,937	$538,642
Letters of credit outstanding	$119,636	$107,611
Total amount drawn, as follows:	$203,927	$916,247
Amount drawn - U.S. LIBOR rate loan	$200,000	$897,000
Interest rate applicable - U.S. LIBOR rate loan	1.35%	2.90%
Interest rate margin - U.S. LIBOR rate loan	1.20%	1.10%
Amount drawn – Canadian bankers’ acceptance	$3,927	$19,247
Interest rate applicable – Canadian bankers’ acceptance	1.66%	3.18%
Interest rate acceptance fee – Canadian bankers’ acceptance	1.20%	1.10%
Commitment – rate applicable	0.15%	0.12%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$650,000	$700,000
Interest rate applicable – U.S. based LIBOR loan	1.35%	2.90%
Interest rate margin – U.S. based LIBOR loan	1.20%	1.10%

Pursuant to the terms and conditions of the Credit Agreement, the Lenders provide a $2,212,500 credit facility to the Company, consisting of (i) revolving advances up to an aggregate principal amount of $1,562,500 at any one time outstanding, and (ii) a term loan in an aggregate principal amount of $650,000. As part of the aggregate commitments under the revolving advances, the Credit Agreement provides for letters of credit to be issued at the request of the Company in an aggregate amount not to exceed $320,000 and for swing line loans to be issued at the request of the Company in an aggregate amount not to exceed the lessor of $75,000 and the aggregate commitments under the revolving advances. Both the letter of credit sublimit and the swing line sublimit are part of, and not in addition to, the aggregate commitments under the revolving advances. Subject to certain specified conditions and additional deliveries, the Company has the option to request increases in the aggregate commitments for revolving advances and one or more additional term loans, provided that (i) the aggregate principal amount of such requests does not exceed $500,000 and (ii) the aggregate principal amount of commitments and term loans under the credit facility does not exceed $2,712,500. The Company has $2,695 of debt issuance costs related to the Credit Agreement recorded in Other assets, net in the Consolidated Balance Sheets at December 31, 2020, which are being amortized through the maturity date, or March 21, 2023.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Credit Agreement includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) (i) Consolidated Total Funded Debt (as defined in the Credit Agreement) as of such date less (ii) the sum of cash and cash equivalents of the Company and its subsidiaries on a dollar-for-dollar basis as of such date in excess of $50,000 up to a maximum of $200,000 (such that the maximum amount of reduction pursuant to this calculation does not exceed $150,000) to (b) Consolidated EBITDA (as defined in the Credit Agreement), measured for the preceding 12 months (the “Leverage Ratio”), to not more than 3.50 to 1.00 (or 3.75 to 1.00 during material acquisition periods, subject to certain limitations). The Credit Agreement also includes a financial covenant requiring the ratio of Consolidated EBIT (as defined in the Credit Agreement) to Consolidated Total Interest Expense (as defined in the Credit Agreement), in each case, measured for the preceding 12 months, (the “Interest Coverage Ratio”) to be not less than 2.75 to 1.00. As of December 31, 2020 and 2019, the Company was in compliance with all applicable covenants in the Credit Agreement.

In addition to the $119,636 of letters of credit at December 31, 2020 issued under the Credit Agreement, the Company has issued letters of credit totaling $6,634 under facilities other than the Credit Agreement.

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

Pursuant to the terms and conditions of the 2016 NPA, the Company has outstanding senior unsecured notes (the “2016 NPA Notes”) at December 31, 2020 consisting of (i) $150,000 of 2.39% senior notes due June 1, 2021 (the “New 2021 Senior Notes”), (ii) $200,000 of 2.75% senior notes due June 1, 2023 (the “2023 Senior Notes”), (iii) $400,000 of 3.03% senior notes due June 1, 2026 (the “2026 Senior Notes”) and (iv) $400,000 of the 2017A Senior Notes.

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

The 2016 NPA Notes are subject to representations, warranties, covenants and events of default customary for a private placement of senior unsecured notes. Upon the occurrence of an event of default, payment of the 2016 NPA Notes may be accelerated by the holders of the 2016 NPA Notes. The 2016 NPA Notes may also be prepaid by the Company at par plus a make-whole amount determined by the amount of the excess, if any, of the discounted value of the remaining scheduled payments with respect to the called principal of such 2016 NPA Notes minus the amount of such called principal, provided that the make whole shall in no event be less than zero. The discounted value is determined using market-based discount rates. In addition, the Company will be required to offer to prepay the 2016 NPA Notes upon certain changes in control. The 2016 NPA also contemplates certain offers of prepayments for specified tax reasons or certain noteholder sanctions events. The 2016 NPA requires that the Company comply with the specified quarterly leverage ratio and interest coverage ratio, in each case, as of the last day of each fiscal quarter. The required leverage ratio cannot exceed 3.75 to 1.00. The required interest coverage ratio must not be less than 2.75 to 1.00. As of December 31, 2020 and 2019, the Company was in compliance with all applicable covenants in the 2016 NPA.

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

Pursuant to the terms and conditions of the 2008 NPA, the Company has outstanding senior unsecured notes (the “2008 NPA Notes”) at December 31, 2020 consisting of (i) $100,000 of 4.64% senior notes due 2021 (the “2021 Senior Notes”), (ii) $125,000 of 3.09% senior notes due 2022 (the “2022 Senior Notes”) and (iii) $375,000 of 3.41% senior notes due 2025 (the “2025 Senior Notes”). The 2021 Senior Notes, the 2022 Senior Notes and the 2025 Senior Notes bear interest at fixed rates with interest payable in arrears semi-annually, and on the respective maturity dates, until the principal thereunder becomes due and payable. The Company is amortizing the $3,803 of debt issuance costs through the maturity dates of the respective notes. The Company repaid at maturity its $175,000 of 5.25% senior notes due 2019 (the “2019 Senior Notes”) in November 2019.

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

The 2008 NPA Notes are subject to representations, warranties, covenants and events of default customary for a private placement of senior unsecured notes. Upon the occurrence of an event of default, payment of the 2008 NPA Notes may be accelerated by the holders of the 2008 NPA Notes. The 2008 NPA Notes may also be prepaid by the Company at par plus a make-whole amount determined by the amount of excess, if any, of the discounted value of the remaining scheduled payments with respect to the called principal of such 2008 NPA Notes minus the amount of such

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

called principal, provided that the make whole shall in no event be less than zero. The discounted value is determined using market-based discount rates. In addition, the Company will be required to offer to prepay the 2008 NPA Notes upon certain changes in control; however, no such prepayment offer was accepted in connection with the Progressive Waste acquisition. The 2008 NPA also contemplates certain offers of prepayments for specified tax reasons or certain noteholder sanctions events. The 2008 NPA requires that the Company comply with the specified quarterly leverage ratio and interest coverage ratio, in each case, as of the last day of each fiscal quarter. The required leverage ratio cannot exceed 3.75 to 1.00. The required interest coverage ratio must not be less than 2.75 to 1.00. As of December 31, 2020 and 2019, the Company was in compliance with all applicable covenants in the 2008 NPA.

Senior Notes due 2028, 2029, 2030 and 2050

On November 16, 2018, the Company completed an underwritten public offering of $500,000 aggregate principal amount of its 4.25% Senior Notes due 2028 (the “2028 Senior Notes”). The 2028 Senior Notes were issued under the Indenture, dated as of November 16, 2018 (the “Base Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of November 16, 2018.

The Company will pay interest on the 2028 Senior Notes semi-annually in arrears and the 2028 Senior Notes will mature on December 1, 2028. The 2028 Senior Notes are the Company’s senior unsecured obligations, ranking equally in right of payment with its other existing and future unsubordinated debt and senior to any of its future subordinated debt. The 2028 Senior Notes are not guaranteed by any of the Company’s subsidiaries. The Company is amortizing the $5,792 of debt issuance costs through the maturity date.

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

On April 16, 2019, the Company completed an underwritten public offering of $500,000 aggregate principal amount of 3.50% Senior Notes due 2029 (the “2029 Senior Notes”).  The 2029 Senior Notes were issued under the Base Indenture, as supplemented by the Second Supplemental Indenture, dated as of April 16, 2019.

The Company will pay interest on the 2029 Senior Notes semi-annually in arrears and the 2029 Senior Notes will mature on May 1, 2029. The 2029 Senior Notes are senior unsecured obligations, ranking equally in right of payment with the Company’s other existing and future unsubordinated debt and senior to any of the Company’s future subordinated debt. The 2029 Senior Notes are not guaranteed by any of the Company’s subsidiaries. The Company is amortizing the $5,954 of debt issuance costs through the maturity date.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

On January 23, 2020, the Company completed an underwritten public offering of $600,000 aggregate principal amount of 2.60% Senior Notes due 2030 (the “2030 Senior Notes”).  The 2030 Senior Notes were issued under the Base Indenture, as supplemented by the Third Supplemental Indenture, dated as of January 23, 2020.

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

Under certain circumstances, the Company may become obligated to pay additional amounts (the “Additional Amounts”) with respect to the 2028, 2029, 2030 and/or 2050 Senior Notes (collectively, the “Notes”) to ensure that the net amounts received by each holder of the Notes will not be less than the amount such holder would have received if withholding taxes or deductions were not incurred on a payment under or with respect to the Notes. If such payment of Additional Amounts is a result of a change in the laws or regulations, including a change in any official position, the introduction of an official position or a holding by a court of competent jurisdiction, of any jurisdiction from or through which payment is made by or on behalf of the Notes having power to tax, and the Company cannot avoid such payments of Additional Amounts through reasonable measures, then the Company may redeem the applicable series of the Notes then outstanding at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date).

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The covenants in the Base Indenture (as supplemented from time to time, the “Indenture”) include limitations on liens, sale-leaseback transactions and mergers and sales of all or substantially all of the Company’s assets. The Indenture also includes customary events of default with respect to the Notes. As of December 31, 2020 and 2019, the Company was in compliance with all applicable covenants in the Indenture.

Upon an event of default, the principal of and accrued and unpaid interest on all the Notes may be declared to be due and payable by the Trustee or the holders of not less than 25% in principal amount of the outstanding Notes of the applicable series. Upon such a declaration, such principal and accrued interest on all of the applicable series of the Notes will be due and payable immediately. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, the principal (or such specified amount) of and accrued and unpaid interest, if any, on all outstanding series of the Notes will become and be immediately due and payable without any declaration or other act on the part of the Trustee or any holder of the applicable series of the Notes.  Under certain circumstances, the holders of a majority in principal amount of the outstanding Notes of any series may rescind any such acceleration with respect to the Notes of that series and its consequences.

Tax-Exempt Bonds

In January 2019, the Company gave notice to redeem its LeMay Washington Bond with a remaining principal balance of $15,930 prior to the April 1, 2033 maturity date. The Company paid in full the principal and accrued interest on this bond on March 6, 2019. The Company has no further tax-exempt bond financings.

As of December 31, 2020, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2021 (a), (b)	$8,268
2022	129,387
2023	1,308,428
2024	154,623
2025	379,750
Thereafter	2,763,179
$4,743,635

(a)	The Company has recorded the 2021 Senior Notes in the 2023 category in the table above as the Company has the intent and ability to redeem the 2021 Senior Notes on April 1, 2021 using borrowings under the Credit Agreement.
(b)	The Company has recorded the New 2021 Senior Notes in the 2023 category in the table above as the Company has the intent and ability to redeem the New 2021 Senior Notes on June 1, 2021 using borrowings under the Credit Agreement.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At December 31, 2020 and 2019, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash and investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash and investments measured at fair value are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019, were as follows:

	Fair Value Measurement at December 31, 2020 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(94,689)	$—	$(94,689)	$—
Restricted cash and investments	$155,176	$—	$155,176	$—
Contingent consideration	$(71,736)	$—	$—	$(71,736)

	Fair Value Measurement at December 31, 2019 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(39,802)	$—	$(39,802)	$—
Restricted cash and investments	$147,318	$—	$147,318	$—
Contingent consideration	$(69,484)	$—	$—	$(69,484)

See Note 3 – “Impairments of Property and Equipment and Finite-Lived Intangible Assets” regarding non-recurring fair value measurements.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Beginning balance	$69,484	$55,115
Contingent consideration recorded at acquisition date	4,688	14,038
Payment of contingent consideration recorded at acquisition date	(12,566)	(3,200)
Payment of contingent consideration recorded in earnings	(10,371)	—
Adjustments to contingent consideration	18,418	1,498
Interest accretion expense	2,006	1,852
Foreign currency translation adjustment	77	181
Ending balance	$71,736	$69,484

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

At December 31, 2020 and 2019, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $727,361 and $661,593, respectively, to secure its asset closure and retirement requirements and $482,262 and $419,259, respectively, to secure performance under collection contracts and landfill operating agreements.

The Company owns a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure landfill final capping, closure and post-closure obligations for companies operating in the solid waste industry. The Company accounts for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment. This investee company and the parent company of the investee have written financial surety bonds for the Company, of which $413,970 and $392,592 were outstanding as of December 31, 2020 and 2019, respectively. The Company’s reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.

Unconditional Purchase Obligations

At December 31, 2020, the Company’s unconditional purchase obligations consist of multiple fixed-price fuel purchase contracts under which it has 52.5 million gallons remaining to be purchased for a total of $132,047. These fuel purchase contracts expire on or before December 31, 2023. During the years ended December 31, 2020, 2019 and 2018, the Company paid $93,813, $73,269 and $41,949, respectively, under the respective fuel purchase contracts then outstanding.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

As of December 31, 2020, future minimum purchase commitments, by calendar year, are as follows:

2021	$92,029
2022	40,018
$132,047

CONTINGENCIES

Environmental Risks

The Company expenses costs incurred to investigate and remediate environmental issues unless they extend the economic useful lives of the related assets. The Company records liabilities when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. The remediation reserves cover anticipated costs, including remediation of environmental damage that waste facilities may have caused to neighboring landowners or residents as a result of contamination of soil, groundwater or surface water, including damage resulting from conditions existing prior to the Company’s acquisition of such facilities. The Company’s estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. The Company does not discount remediation obligations. At December 31, 2020 and 2019, the current portion of remediation reserves was $2,300 and $2,314, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. At December 31, 2020 and 2019, the long-term portion of remediation reserves was $19,121 and $18,770, respectively, which is included in Other long-term liabilities in the Consolidated Balance Sheets. Any substantial increase in the liabilities for remediation of environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Legal Proceedings

In the normal course of its business and as a result of the extensive governmental regulation of the solid waste and E&P waste industries, the Company is subject to various judicial and administrative proceedings involving Canadian regulatory authorities as well as U.S. federal, state and local agencies. In these proceedings, an agency may subpoena the Company for records, or seek to impose fines on the Company or revoke or deny renewal of an authorization held by the Company, including an operating permit. From time to time, the Company may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills, transfer stations, and E&P waste treatment, recovery and disposal operations, or alleging environmental damage or violations of the permits and licenses pursuant to which the Company operates.  The Company uses $1,000 as a threshold (up from the previously required threshold of $300) for disclosing environmental matters involving potential monetary sanctions.

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of December 31, 2020, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

On August 16, 2016, the EPA sent individual letters to each of the PRPs for the LDW Site, including NWCS, stating that it expected to initiate negotiations with all PRPs in early 2018 relating to a Remedial Design/Remedial Action (“RD/RA”) Consent Decree.  An RD/RA Consent Decree provides for the cleanup of the entire site and is often referred to as a “global settlement.”  In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a confidential and non-binding allocation of certain past response costs allegedly incurred at the LDW Site as well as the anticipated future response costs associated with the clean-up.  In March 2017, the PRPs provided the EPA with notice that the allocation was not scheduled to conclude until mid-2019.  Later extensions pushed the allocation conclusion date first to early 2020 and then to July 2020.  The EPA was informed of those changes.  The allocator’s most recent projection is that the preliminary allocation report will not be issued before March 2021.  The final allocation report will be issued only after the allocator considers comments of the parties on the preliminary report.  In September 2020, the EPA informed attorneys for several PRPs that the EPA intends to initiate settlement negotiations in 2021, and the EPA was informed of the delay in the issuance of the preliminary allocation report. More recently, the EPA indicated that the start of settlement negotiations will be further delayed.  NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs, its specific allocation, or the likelihood of the parties then negotiating a global settlement with the EPA.  Thus, NWCS cannot reasonably determine the likelihood of any outcome in this matter, including its potential liability.

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

B.    CEQA Lawsuit Against Los Angeles County Challenging Environmental Review for Landfill Expansion

A separate lawsuit involving CCL and the Landfill was filed on August 24, 2017 by community activists alleging that the environmental review underlying the CUP was inadequate under state law. The Val Verde Civic Association, Citizens for Chiquita Canyon Landfill Compliance, and the Santa Clarita Organization for Planning and the Environment filed a petition for writ of mandate in the Superior Court of California, County of Los Angeles against the County, naming CCL as the real party in interest. The lawsuit seeks to overturn the County’s approval of the CUP for the expansion of the Landfill and the certification of the final Environmental Impact Report, arguing that the report violates the California Environmental Quality Act. Pursuant to Condition No. 6 of the CUP, which requires CCL to defend, indemnify, and hold harmless the County, its agents, officers, and employees from any claim or proceeding against the County brought by any third party to attack, set aside, void, or annul the CUP approval, CCL agreed to reimburse the County for its legal costs associated with defense of the lawsuit. As the real party in interest, CCL has a right to notice and an opportunity to be heard in opposition to the petition for writ of mandate. Initial briefs were filed in 2018 and a trial date was set in February 2019, which was later rescheduled and held in August 2019. The court issued a final ruling on October 10, 2019 and a final judgment on December 4, 2019, denying the writ petition in full. One petitioner, Santa Clarita Organization for Planning and the Environment, appealed the judgment. All interested parties filed their briefs by July 1, 2020 and the County did not file an opposition brief.  No amicus or “friend of the court” briefs were filed, so the case was fully briefed on July 1, 2020.  The court heard oral argument on November 18, 2020. The court issued its opinion on February 10, 2021, upholding the trial court’s ruling in full and rejecting the petitioner’s appeal. The court’s decision becomes final on March 12, 2021. The petitioner may file a Petition for Review to the California Supreme Court within 10 days of the decision becoming final.

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

On January 12, 2018, CCL filed an appeal of the alleged violations in the NOV.  Subsequently, CCL filed additional legal arguments and exhibits contesting the NOV.  On March 6, 2018, a DRP employee designated as hearing officer sustained the NOV, including the $11,600 B&T fee, and imposed an administrative penalty in the amount of $83 and a noncompliance fee of $0.75. A written decision memorializing the hearing officer’s findings and order, dated July 10, 2018, was received by CCL on July 12, 2018.  On April 13, 2018, CCL filed in the Superior Court of California, County of Los Angeles a Petition for Writ of Administrative Mandamus against the County seeking to overturn the decision sustaining the NOV, contending that the NOV and decision are not supported by the facts or law.  On June 22, 2018, Chiquita filed a Motion for Stay seeking to halt enforcement of the B&T fee and penalty and the accrual of any further penalties pending the resolution of the Petition for Writ of Mandamus. The motion was heard and denied by the Court on July 17, 2018.  As explained above, the Court granted CCL leave to pay the $11,600 B&T fee and to amend its Complaint to reflect the payment under protest, allowing the challenge to the B&T fee and to amend its Complaint to reflect the payment under protest, allowing the challenge to the B&T fee to proceed.  CCL paid the B&T fee on August 10, 2018, and also paid on that date the administrative penalty of $83 and a noncompliance fee of $0.75. As directed by the Court, CCL amended its Complaint in a Second Amended Complaint filed in the CUP action on August 16, 2018. The Court indicated that the NOV case would likely be tried in conjunction with the CUP case, set for June 18, 2019, and that the cases would be coordinated.  At the May 28, 2019 trial setting conference referenced above where the trial of the CUP case was set for April 23, 2020, the Superior Court set the trial for the B&T fee/NOV case for June 25, 2020.  However, following the rescheduling of the trial date for the CUP case, the Superior Court agreed to continue the trial date for the B&T fee/NOV case to October 20, 2020.  At an August 20, 2020 status conference, the Superior Court again continued the trial date for the B&T fee/NOV case to January 14, 2021.  The County and CCL filed a request for a new hearing date to accommodate continued prosecution of the lawsuit challenging the CUP, and the trial date was continued again to September 14, 2021.  The Superior Court’s July 2, 2020 decision in the CUP case upheld the B&T fee and addressed two other conditions that were also the subject of the NOV, which may impact the scope of the B&T fee/NOV case.  CCL will continue to vigorously prosecute the lawsuit.  However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

Town of Colonie, New York Landfill Expansion Litigation

On April 16, 2014, the Town of Colonie (the “Town”) filed an application with the New York State Department of Environmental Conservation (“DEC”) to modify the Town’s then-current Solid Waste Management Facility Permit and for other related permits to authorize the development and operation of Area 7 of the Town of Colonie Landfill (the “Landfill”), which is located in Albany County, New York.  DEC issued the requested permits on April 5, 2018 (the “Permits”).  The Company’s subsidiary, Capital Region Landfills, Inc. (“CRL”), has been the sole operator of the Landfill since September 2011 pursuant to an operating agreement between CRL and the Town.

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

The Appellate Division, Third Department, held virtual oral argument in the appeals on September 14, 2020.  On October 29, 2020, the Third Department issued its Memorandum and Order.  While the Third Department held that certain Petitioners appeared to have standing, it declined to remand the proceedings to the trial court, and instead denied Petitioners’ claims on the merits.  Accordingly, the Third Department dismissed the appeals in their entirety and affirmed judgment in favor of Respondents.  Petitioners did not have an automatic right of appeal to the Court of Appeals of New York and they did not seek leave to appeal the Third Department’s Memorandum and Order.  As such, the proceedings have formally concluded.

Collective Bargaining Agreements

Seventeen of the Company’s collective bargaining agreements have expired or are set to expire in 2021. The Company does not expect any significant disruption in its overall business in 2021 as a result of labor negotiations, employee strikes or organizational efforts.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

13.   SHAREHOLDERS’ EQUITY

Employee Share Purchase Plan

On May 15, 2020, the Company’s shareholders approved the ESPP. Under the ESPP, qualified employees may elect to have payroll deductions withheld from their eligible compensation on each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period; provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the TSX over the final five trading days of such offering period. The maximum number of shares that may be issued under the ESPP is 1,000,000. As of December 31, 2020, none of the Company’s common shares have been purchased under the ESPP.

Cash Dividend

The Board of Directors of the Company authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2020, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.02, from $0.185 to $0.205 per Company common share. Cash dividends of $199,883, $175,067 and $152,550 were paid during the years ended December 31, 2020, 2019 and 2018, respectively.

Normal Course Issuer Bid

On July 23, 2020, the Board of Directors of the Company approved, subject to receipt of regulatory approvals, the annual renewal of the Company’s normal course issuer bid (the “NCIB”) to purchase up to 13,144,773 of the Company’s common shares during the period of August 10, 2020 to August 9, 2021 or until such earlier time as the NCIB is completed or terminated at the option of the Company. The renewal followed the conclusion of the Company’s NCIB that expired August 7, 2020. The Company received TSX approval for its annual renewal of the NCIB on August 5, 2020. Under the NCIB, the Company may make share repurchases only in the open market, including on the NYSE, the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

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

For the year ended December 31, 2020, the Company repurchased 1,271,977 common shares pursuant to the NCIB at an aggregate cost of $105,654. For the year ended December 31, 2019, the Company did not repurchase any common shares pursuant to the normal course issuer bid in effect during that period. For the year ended December 31, 2018, the Company repurchased 831,704 common shares pursuant to the normal course issuer bid in effect during that period at an aggregate cost of $58,928. As of December 31, 2020, the remaining maximum number of shares available for repurchase under the NCIB was 11,912,497.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Common Shares

The Company is authorized to issue an unlimited number of common shares, that have no par value, and uses reserved but unissued common shares to satisfy its obligations under its equity-based compensation plans. As of December 31, 2020, the Company has reserved the following common shares for issuance:

For outstanding RSUs, PSUs and warrants	1,874,691
For future grants under the 2016 Incentive Award Plan	4,831,779
For future grants under the Employee Share Purchase Plan	1,000,000
7,706,470

Common Shares Held in Trust

Common shares held in trust at December 31, 2020 consist of 74,184 shares of the Company held in a trust that were acquired by Progressive Waste prior to June 1, 2016 for the benefit of its U.S. and Canadian employees participating in certain share-based compensation plans. A total of 735,171 common shares were held in the trust on June 1, 2016 when it was acquired by the Company in the Progressive Waste acquisition. Common shares held in trust are classified as treasury shares in the Company’s Consolidated Balance Sheets. The Company will sell shares out of the trust and remit cash or shares to employees and non-employee directors as restricted share units vest and deferred share units settle, under the Progressive Waste share-based compensation plans that were continued by the Company. During the years ended December 31, 2020, 2019 and 2018, the Company sold 7,330, 48,375 and 36,244 common shares held in the trust, respectively, to settle vested restricted share units and deferred share units.

Special Shares

The Company is authorized to issue an unlimited number of special shares. Holders of special shares are entitled to one vote in matters of the Company for each special share held. The special shares carry no right to receive dividends or to receive the remaining property or assets of the Company upon dissolution or wind-up. At December 31, 2020, 2019 and 2018, no special shares were issued.

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares, issuable in series. Each series of preferred shares issued shall have rights, privileges, restrictions and conditions as determined by the Board of Directors prior to their issuance. Preferred shareholders are not entitled to vote, but take preference over the common shareholders rights in the remaining property and assets of the Company in the event of dissolution or wind-up. At December 31, 2020, 2019 and 2018, no preferred shares were issued.

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

Restricted Share Units

A summary of the Company’s RSU activity is presented below:

	Years Ended December 31,
	2020	2019	2018
Weighted average grant-date fair value of restricted share units granted	$101.79	$81.24	$69.22
Total fair value of restricted share units vested	$23,742	$21,136	$18,795

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A summary of activity related to RSUs during the year ended December 31, 2020, is presented below:

		Weighted-Average
		Grant Date Fair
	Unvested Shares	Value Per Share
Outstanding at December 31, 2019	861,012	$68.47
Granted	330,209	$101.79
Forfeited	(41,590)	$83.11
Vested and issued	(377,006)	$62.97
Outstanding at December 31, 2020	772,625	$84.61

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At December 31, 2020, 2019 and 2018, the Company had 177,760, 247,999 and 264,374 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of the Company’s PSU activity is presented below:

	Years Ended December 31,
	2020	2019	2018
Weighted average grant-date fair value of PSUs granted	$87.19	$80.85	$68.77
Total fair value of PSUs vested	$15,628	$7,683	$5,886

A summary of activity related to PSUs during the year ended December 31, 2020, is presented below:

		Weighted-Average
		Grant Date Fair
	Unvested Shares	Value Per Share
Outstanding at December 31, 2019	504,484	$65.59
Granted	211,987	$87.19
Forfeited	(727)	$68.58
Vested and issued	(281,186)	$55.58
Outstanding at December 31, 2020	434,558	$82.60

During the year ended December 31, 2020, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2022. During the same period, the Company’s Compensation Committee also granted PSUs with a one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period. During the year ended December 31, 2019, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2021. During the same period, the Company’s Compensation Committee also granted PSUs with a one-year performance-based metric that the Company was required to meet before those awards were earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period. During the year ended December 31, 2018, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company was required to meet before those awards were earned, and the performance period for those grants ended on December 31, 2020. During the same period, the Company’s Compensation Committee also granted

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

PSUs with a one-year performance-based metric that the Company was required to meet before those awards were earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period. The Compensation Committee determines the achievement of performance results and corresponding vesting of PSUs for each performance period.

Share Purchase Warrants

The Company has outstanding share purchase warrants issued under the 2014 Plan and the 2016 Plan. Warrants to purchase the Company’s common shares were issued to certain consultants to the Company. Warrants issued were fully vested and exercisable at the date of grant. Warrants outstanding at December 31, 2020, expire between 2021 and 2025.

A summary of warrant activity during the year ended December 31, 2020, is presented below:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2019	378,424	$77.81
Granted	164,890	$97.78
Forfeited	(33,441)	$68.44
Exercised	(20,125)	$47.75
Outstanding at December 31, 2020	489,748	$86.41

The following table summarizes information about warrants outstanding as of December 31, 2020 and 2019:

			Fair Value of
	Warrants		Warrants	Outstanding at December 31,
Grant Date	Issued	Exercise Price	Issued	2020	2019
Throughout 2015	136,768	$28.30 to $36.32	1,333	—	21,515
Throughout 2016	15,666	$42.22 to $51.55	189	7,158	7,158
Throughout 2017	35,382	$53.65 to $69.96	595	33,551	35,382
Throughout 2018	163,995	$70.91 to $80.90	2,591	133,141	163,361
Throughout 2019	151,008	$74.25 to $95.61	2,634	151,008	151,008
Throughout 2020	164,890	$72.65 to $104.89	3,140	164,890	—
				489,748	378,424

Deferred Share Units

A summary of the Company’s deferred share units (“DSUs”) activity is presented below:

	Years Ended December 31,
	2020	2019	2018
Weighted average grant-date fair value of DSUs granted	$103.81	$83.80	$70.47
Total fair value of DSUs awarded	$272	$319	$285

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A summary of activity related to DSUs during the year ended December 31, 2020, is presented below:

		Weighted-Average
		Grant Date Fair
	Vested Shares	Value Per Share
Outstanding at December 31, 2019	18,970	$53.19
Granted	2,616	$103.81
Outstanding at December 31, 2020	21,586	$59.32

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste RSUs during the year ended December 31, 2020, is presented below:

Outstanding at December 31, 2019	73,884
Cash settled	(7,330)
Outstanding at December 31, 2020	66,554

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  All remaining RSUs were vested as of December 31, 2019.

Share Based Options

Share based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share based options during the year ended December 31, 2020, is presented below:

Outstanding at December 31, 2019	126,161
Cash settled	(74,961)
Outstanding at December 31, 2020	51,200

No share based options under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016. All outstanding share based options were vested as of December 31, 2017.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

14.   OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2020, 2019 and 2018, are as follows:

	Year Ended December 31, 2020
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$9,778	$(2,591)	$7,187
Changes in fair value of interest rate swaps	(64,664)	17,136	(47,528)
Foreign currency translation adjustment	50,653	—	50,653
	$(4,233)	$14,545	$10,312

	Year Ended December 31, 2019
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(8,027)	$2,127	$(5,900)
Changes in fair value of interest rate swaps	(43,873)	11,626	(32,247)
Foreign currency translation adjustment	101,970	—	101,970
	$50,070	$13,753	$63,823

	Year Ended December 31, 2018
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(5,669)	$1,502	$(4,167)
Fuel hedge amounts reclassified into cost of operations	(6,531)	1,627	(4,904)
Changes in fair value of interest rate swaps	(1,213)	321	(892)
Changes in fair value of fuel hedges	2,651	(654)	1,997
Foreign currency translation adjustment	(175,233)	—	(175,233)
	$(185,995)	$2,796	$(183,199)

A roll forward of the amounts included in AOCIL, net of taxes, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2018	$8,892	$(83,678)	$(74,786)
Amounts reclassified into earnings	(5,900)	—	(5,900)
Changes in fair value	(32,247)	—	(32,247)
Foreign currency translation adjustment	—	101,970	101,970
Balance at December 31, 2019	(29,255)	18,292	(10,963)
Amounts reclassified into earnings	7,187	—	7,187
Changes in fair value	(47,528)	—	(47,528)
Foreign currency translation adjustment	—	50,653	50,653
Balance at December 31, 2020	$(69,596)	$68,945	$(651)

15.   INCOME TAXES

The Company’s operations are conducted through its various subsidiaries in countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Income before provision for income taxes consists of the following:

	Years Ended December 31,
	2020	2019	2018
U.S.	$22,349	$477,203	$491,506
Non – U.S.	231,565	228,688	215,634
Income before income taxes	$253,914	$705,891	$707,140

The provision for income taxes consists of the following:

	Years Ended December 31,
	2020	2019	2018
Current:
U.S. Federal	$65,143	$45,475	$37,419
State	28,325	27,528	27,057
Non – U.S.	6,941	11,570	17,651
	100,409	84,573	82,127
Deferred:
U.S. Federal	(36,659)	58,291	85,926
State	(8,762)	6,331	1,991
Non – U.S.	(5,066)	(9,985)	(10,058)
	(50,487)	54,637	77,859
Provision for income taxes	$49,922	$139,210	$159,986

The Company is organized under the laws of Ontario, Canada; however, since the proportion of U.S. revenues, assets, operating income and associated tax provisions is significantly greater than any other single taxing jurisdiction within the worldwide group, the reconciliation of the differences between the Company’s income tax provision as presented in the accompanying Consolidated Statements of Net Income and income tax provision computed at the federal statutory rate is presented on the basis of the U.S. federal statutory income tax rate of 21%, as opposed to the Canadian statutory rate of approximately 27% to provide a more meaningful insight into those differences. The items shown in the following table are a percentage of pre-tax income:

	Years Ended December 31,
	2020	2019	2018
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.5	4.4	4.4
Deferred income tax liability adjustments	1.6	0.6	(0.2)
Effect of international operations	(7.0)	(6.3)	(3.9)
Deferred tax on undistributed earnings	—	—	0.9
Other	(0.4)	—	0.4
	19.7%	19.7%	22.6%

The comparability of the Company’s income tax provision for the reported periods has been affected by variations in its income before income taxes.

The effects of international operations are primarily due to a portion of the Company’s income from internal financing that is taxed at effective rates substantially lower than the U.S. federal statutory rate.  Additionally, for the year ended December 31, 2020, the Company’s income tax provision included a $27,358 expense associated with certain 2019 inter-entity payments no longer being deductible for tax purposes due to the finalization of tax regulations on April 7, 2020 under Internal Revenue Code section 267A and a $4,148 expense related to an increase in the Company’s deferred income tax liabilities resulting from the impairment of certain assets within its E&P operations which impacted the geographical

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

apportionment of its state income taxes.  Additionally, for the year ended December 31, 2019, a reduction in deferred income tax assets primarily related to compensation of executive officers no longer deemed deductible for tax purposes resulted in an increase to tax expense of $3,805.

For the year ended December 31, 2018, the restructuring of the Company’s internal refinancing in conjunction with the Tax Cuts and Jobs Act (“Tax Act”) resulted in an increase to tax expense of $5,572.  Additionally, the Company recorded a deferred income tax expense of $6,429 associated with refinements to the prior year estimate of its U.S. earnings no longer permanently reinvested in conjunction with the Tax Act.  Further, a reduction in the Company’s deferred income tax liabilities due to enacted state legislation and changes in the Company’s geographical apportionment due to acquisition activity resulted in a tax benefit of $3,057.

The significant components of deferred income tax assets and liabilities, reduced by valuation allowances as applicable, are presented below.

	December 31,
	2020	2019
Deferred income tax assets:
Accrued expenses	$26,600	$23,536
Compensation	18,150	17,532
Contingent liabilities	17,652	15,228
Tax credits and loss carryforwards	24,044	18,693
Interest rate and fuel hedges	25,093	10,548
Gross deferred income tax assets	111,539	85,537
Less: Valuation allowance	—	—
Total deferred income tax assets	111,539	85,537

Deferred income tax liabilities:
Goodwill and other intangibles	(332,097)	(311,404)
Property and equipment	(440,019)	(497,768)
Landfill closure/post-closure	(13,846)	(12,159)
Prepaid expenses	(14,990)	(8,542)
Investment in subsidiaries	(69,391)	(69,597)
Other	(1,240)	(4,689)
Total deferred income tax liabilities	(871,583)	(904,159)
Net deferred income tax liability	$(760,044)	$(818,622)

The Company has $40,706 of Canadian tax loss carryforwards with a 20-year carryforward period which will begin to expire in 2034, as well as various U.S. state tax losses with carryforward periods up to 20 years.

As of December 31, 2020, the Company had undistributed earnings of approximately $2,448,840 for which income taxes have not been provided on permanently reinvested earnings of approximately $1,273,840. Additionally, the Company has not recorded deferred taxes on the amount of financial reporting basis in excess of tax basis of approximately $319,523 attributable to the Company’s non-U.S. subsidiaries which are permanently reinvested. It is not practical to estimate the additional tax that may become payable upon the eventual repatriation of these amounts; however, the tax impacts could result in a material increase to the Company’s effective tax rate.

The Company and its subsidiaries are subject to U.S. federal and Canadian income tax, which are its principal operating jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2016, except for the Progressive Waste U.S. federal income tax jurisdiction, which remains open for years subsequent to 2007. Additionally, the reassessment period for the Company has expired for all Canadian income tax matters for years through 2015.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company did not have any unrecognized tax benefits recorded at December 31, 2020, 2019 or 2018. The Company does not anticipate the total amount of unrecognized tax benefits will significantly change by December 31, 2021. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

16.   SEGMENT REPORTING

The Company’s revenues are generated from the collection, transfer, recycling and disposal of non-hazardous solid waste and the treatment, recovery and disposal of non-hazardous E&P waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

Prior to July 2020, the Company managed its operations through five geographic solid waste operating segments and its E&P segment, which were also its reportable segments. As of July 2020, the Company’s chief operating decision maker determined that the Company’s E&P and Southern operating segments met all the aggregation criteria and eliminated the E&P segment by combining all operations of the E&P segment into the Southern segment. After giving effect to this combination, the Company’s reportable segments consist of its five geographic operating segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. In the first quarter of 2019, the Company moved two districts from the Eastern segment to the Central segment because their locations in Iowa were closer in proximity to operations in the Company’s Central segment. The segment information presented herein reflects the realignment of these districts.  Segment results for the 2019 and 2018 periods reflected in this report have been reclassified to reflect the realignment of the Company’s reportable segments for comparison with the same period in 2020.

Under the current orientation, the Company’s Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New Mexico, North Dakota, southern Oklahoma, western Tennessee, Texas, Wyoming and along the Gulf of Mexico; the Company’s Eastern segment services customers located in Delaware, northern Illinois, Kentucky, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; the Company’s Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Central segment services customers located in Arizona, Colorado, southern Illinois, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and the Company’s Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2020, 2019 and 2018, is shown in the following tables:

Year Ended		Intercompany	Reported	Segment	Depreciation and	Capital
December 31, 2020	Revenue	Revenue(b)	Revenue	EBITDA(c)	Amortization	Expenditures	Total Assets(e)
Southern	$1,552,687	$(183,107)	$1,369,580	$369,445	$189,726	$131,831	$3,402,081
Eastern	1,601,980	(266,115)	1,335,865	343,446	222,934	181,787	3,134,462
Western	1,291,882	(142,120)	1,149,762	364,790	115,151	132,344	1,861,079
Central	1,008,081	(127,758)	880,323	313,033	113,004	102,966	2,160,246
Canada	805,757	(95,297)	710,460	256,119	103,334	109,886	2,544,379
Corporate(a), (d)	—	—	—	(15,283)	8,255	5,747	890,117
	$6,260,387	$(814,397)	$5,445,990	$1,631,550	$752,404	$664,561	$13,992,364

Year Ended		Intercompany	Reported	Segment	Depreciation and	Capital
December 31, 2019	Revenue	Revenue(b)	Revenue	EBITDA(c)	Amortization	Expenditures	Total Assets(e)
Southern	$1,623,614	$(174,614)	$1,449,000	$441,425	$208,967	$178,127	$3,952,449
Eastern	1,524,648	(255,684)	1,268,964	330,578	204,221	154,218	3,099,283
Western	1,234,669	(135,820)	1,098,849	338,563	102,067	147,893	1,718,015
Central	958,139	(119,555)	838,584	292,111	106,391	116,831	1,885,468
Canada	835,603	(102,321)	733,282	256,405	113,944	61,119	2,490,291
Corporate(a), (d)	—	—	—	(15,438)	8,328	7,901	592,189
	$6,176,673	$(787,994)	$5,388,679	$1,643,644	$743,918	$666,089	$13,737,695

Year Ended		Intercompany	Reported	Segment	Depreciation and	Capital
December 31, 2018	Revenue	Revenue(b)	Revenue	EBITDA(c)	Amortization	Expenditures	Total Assets(e)
Southern	$1,526,116	$(157,860)	$1,368,256	$406,616	$198,098	$123,379	$3,862,802
Eastern	1,296,823	(224,833)	1,071,990	295,016	166,715	136,214	2,673,316
Western	1,170,382	(126,454)	1,043,928	318,401	95,400	125,112	1,596,129
Central	815,520	(103,966)	711,554	259,794	89,001	91,646	1,506,326
Canada	823,989	(96,776)	727,213	261,233	124,155	66,319	2,412,971
Corporate(a), (d)	—	—	—	(8,211)	7,118	3,475	575,785
	$5,632,830	$(709,889)	$4,922,941	$1,532,849	$680,487	$546,145	$12,627,329
(a)	The majority of Corporate expenses are allocated to the five operating segments. Direct acquisition expenses and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the five operating segments and comprise the net EBITDA of the Company’s Corporate segment for the periods presented. For the year ended December 31, 2018, amounts also include Progressive Waste integration-related expenses.
(b)

Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in Note 3.
(d)	Corporate assets include cash, debt issuance costs, equity investments, operating lease right-of-use assets and corporate facility leasehold improvements and equipment.
(e)	Goodwill is included within total assets for each of the Company’s five operating segments.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table shows changes in goodwill during the years ended December 31, 2019 and 2020, by reportable segment:

	Southern	Eastern	Western	Central	Canada	Total
Balance as of December 31, 2018	$1,517,610	$1,126,486	$398,174	$540,435	$1,448,980	$5,031,685
Goodwill acquired	11,460	204,694	1,863	189,035	16	407,068
Goodwill divested	(845)	—	—	—	—	(845)
Impact of changes in foreign currency	—	—	—	—	72,943	72,943
Balance as of December 31, 2019	$1,528,225	$1,331,180	$400,037	$729,470	$1,521,939	$5,510,851
Goodwill acquired	3,990	43,397	42,825	94,883	208	185,303
Goodwill divested	—	—	—	(149)	—	(149)
Impact of changes in foreign currency	—	—	—	—	30,645	30,645
Balance as of December 31, 2020	$1,532,215	$1,374,577	$442,862	$824,204	$1,552,792	$5,726,650

Property and equipment, net relating to operations in the United States and Canada are as follows:

	December 31,
	2020	2019
United States	$4,589,144	$4,862,557
Canada	695,362	653,790
Total	$5,284,506	$5,516,347

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Consolidated Statements of Net Income is as follows:

	Years ended December 31,
	2020	2019	2018
Southern segment EBITDA	$369,445	$441,425	$406,616
Eastern segment EBITDA	343,446	330,578	295,016
Western segment EBITDA	364,790	338,563	318,401
Central segment EBITDA	313,033	292,111	259,794
Canada segment EBITDA	256,119	256,405	261,233
Subtotal reportable segments	1,646,833	1,659,082	1,541,060
Unallocated corporate overhead	(15,283)	(15,438)	(8,211)
Depreciation	(621,102)	(618,396)	(572,708)
Amortization of intangibles	(131,302)	(125,522)	(107,779)
Impairments and other operating items	(466,718)	(61,948)	(20,118)
Interest expense	(162,375)	(147,368)	(132,104)
Interest income	5,253	9,777	7,170
Other income (expense), net	(1,392)	5,704	(170)
Income before income tax provision	$253,914	$705,891	$707,140

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

17.   NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$204,677	$566,841	$546,871
Denominator:
Basic shares outstanding	263,189,699	263,792,693	263,650,155
Dilutive effect of equity-based awards	497,840	733,868	745,463
Diluted shares outstanding	263,687,539	264,526,561	264,395,618

18.   EMPLOYEE BENEFIT PLANS

Retirement Savings Plans: Waste Connections and certain of its subsidiaries have voluntary retirement savings plans in Canada (the “RSPs”). RSPs are available to all eligible Canadian employees of Waste Connections and its subsidiaries. For eligible non-union Canadian employees, Waste Connections and its subsidiaries make a matching contribution to a deferred profit sharing plan (“DPSP”) of up to 5% of the employee’s eligible compensation, subject to certain limitations imposed by the Income Tax Act (Canada).

Certain of Waste Connections’ subsidiaries also have voluntary savings and investment plans in the U.S. (the “401(k) Plans”). The 401(k) Plans are available to all eligible U.S. employees of Waste Connections and its subsidiaries. Waste Connections and its subsidiaries make matching contributions under the 401(k) Plans of 100% of every dollar of a participating employee’s pre-tax contributions until the employee’s contributions equal 5% of the employee’s eligible compensation, subject to certain limitations imposed by the U.S. Internal Revenue Code. The Company’s matching contributions under the 401(k) Plans were suspended from June 1, 2020 to December 31, 2020. The Company reinstated its matching contributions effective January 1, 2021.

Total employer expenses, including employer matching contributions, for the DPSP and 401(k) Plans were $16,350, $26,111 and $12,055, respectively, during the years ended December 31, 2020, 2019 and 2018. These amounts include matching contributions Waste Connections made under the Deferred Compensation Plan, described below.

Multiemployer Pension Plans: The Company also participates in 13  “multiemployer” pension plans. The Company does not administer these multiemployer plans. In general, these plans are managed by the trustees, with the unions appointing certain trustees, and other contributing employers of the plan appointing certain others. The Company is generally not represented on the board of trustees. The Company makes periodic contributions to these plans pursuant to

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

its collective bargaining agreements. The Company’s participation in multiemployer pension plans is summarized as follows:

								Expiration
	EIN/Pension Plan							Date of
	Number/	Pension Protection Act		FIP/RP				Collective
	Registration	Zone Status (a)		Status	Company Contributions (d)			Bargaining
Plan Name	Number	2020	2019	(b),(c)	2020	2019	2018	Agreement
Local 731, I.B. of T., Private Scavengers, Garage Attendants, and Textile Maintenance Pension Trust Fund	36-6513567 - 001	Green for the plan year beginning 10/1/2019	Green for the plan year ended 9/30/2019	Not applicable	$4,628	$4,570	$4,600	9/30/2023
Western Conference of Teamsters Pension Trust	91-6145047 - 001	Green	Green	Not applicable	4,841	4,550	4,399	4/30/2021 to 12/31/2024
Suburban Teamsters of Northern Illinois Pension Fund	36-6155778 - 001	Green for the plan year beginning 1/1/2019	Green for the plan year beginning 1/1/2019	Not applicable	2,080	1,844	1,569	2/29/2024
Teamster Local 301 Pension Fund	36-6492992 - 001	Green	Green	Not applicable	673	624	581	9/30/2023
Automobile Mechanics’ Local No. 701 Union and Industry Pension Fund	36-6042061 - 001	Green	Yellow	Implemented	457	492	484	12/31/2022
Midwest Operating Engineers Pension Plan	36-6140097 - 001	Green for the plan year beginning 4/1/2020	Green for the plan year beginning 4/1/2019	Not applicable	316	339	289	10/31/2025
Locals 302 & 612 of the IOUE - Employers Construction Industry Retirement Plan	91-6028571 - 001	Green	Green	Not applicable	298	290	284	11/16/2022
Local 813 Pension Trust Fund	13-1975659 - 001	Critical	Critical	Implemented	183	281	165	11/30/2022
IAM National Pension Fund	51-6031295 - 002	Critical	Green	Implemented	310	256	240	12/31/2022
International Union of Operating Engineers Pension Trust	85512-1	Green as of 4/30/2018	Green as of 4/30/2017	Not applicable	279	238	224	3/31/2021 to 3/31/2024
Multi-Sector Pension Plan	1085653	Green as of 1/1/2020	Green as of 1/1/2019	Not applicable	196	202	191	12/31/2018
Contributions to other multiemployer plans					10	—	—
					$14,271	$13,686	$13,026

(a)	Unless otherwise noted in the table above, the most recent Pension Protection Act zone status available in 2020 and 2019 is for the plans’ years ended December 31, 2019 and 2018, respectively.
(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented.
(c)

A multiemployer defined benefit pension plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter, until certain conditions are met. The Company was not required to pay a surcharge to these plans during the years ended December 31, 2020 and 2019.

(d)

Of the Multiemployer Pension Plans considered to be individually significant, the Company was listed in the Form 5500 of the Local 731, I.B. of T., Private Scavengers, Garage Attendants, and Textile Maintenance Pension Trust Fund as providing more than 5% of the total contributions for plan years ending September 30, 2019, 2018 and 2017. The Company was also listed in the Form 5500 of the Teamster Local 301 Pension Fund as providing more than 5% of the total contributions for plan years ending December 31, 2019, 2018 and 2017.

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

Deferred Compensation Plan: The Waste Connections US, Inc. Nonqualified Deferred Compensation Plan was assumed by the Company on June 1, 2016 (as amended, restated, assumed, supplemented or otherwise modified from time to time, the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation program under which the eligible participants, including officers and certain employees who meet a minimum salary threshold, may voluntarily elect to defer up to 80% of their base salaries and up to 100% of their bonuses, commissions and restricted share unit grants. Effective as of December 1, 2014, the Board of Directors determined to discontinue the option to allow eligible participants to defer restricted share unit grants pursuant to the Deferred Compensation Plan. Members of the Company’s Board of Directors are eligible to participate in the Deferred Compensation Plan with respect to their director fees. Although the Company periodically contributes the amount of its obligation under the plan to a trust for the benefit of the participants, any compensation deferred under the Deferred Compensation Plan constitutes an unsecured obligation of the Company to pay the participants in the future and, as such, is subject to the claims of other creditors in the event of insolvency proceedings. Participants may elect certain future distribution dates on which all or a portion of their accounts will be paid to them, including in the case of a change in control of the Company. Their accounts

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

will be distributed to them in cash, except for amounts credited with respect to deferred restricted share unit grants, which will be distributed in the Company’s common shares pursuant to the 2004 Plan. In addition to the amount of participants’ contributions, the Company will pay participants an amount reflecting a deemed return based on the returns of various mutual funds or measurement funds selected by the participants, except in the case of restricted share units that were deferred and not subsequently exchanged into a measurement fund pursuant to the terms of the Deferred Compensation Plan, which will be credited to their accounts as Company common shares. The measurement funds are used only to determine the amount of return the Company pays to participants and participant funds are not actually invested in the measurement fund, nor are any Company common shares acquired under the Deferred Compensation Plan. The Company’s matching contributions to the Deferred Compensation plan were suspended from June 1, 2020 to December 31, 2020. The Company reinstated its matching contributions effective January 1, 2021. During the period from January 1, 2020 through May 31, 2020 and for the year ended December 31, 2019, the Company also made matching contributions to the Deferred Compensation Plan of 100% of every dollar of a participating employee’s pre-tax eligible contributions until the employee’s contributions equaled 5% of the employee’s eligible compensation, less the amount of any match the Company made on behalf of the employee under the Waste Connections 401(k) Plan, and subject to certain deferral limitations imposed by the U.S. Internal Revenue Code on 401(k) plans, except that the Company’s matching contributions under the Deferred Compensation Plan were 100% vested when made. During the year ended December 31, 2018, the Company also made matching contributions to the Deferred Compensation Plan of 50% of every dollar of a participating employee’s pre-tax eligible contributions until the employee’s contributions equaled 6% of the employee’s eligible compensation, less the amount of any match the Company made on behalf of the employee under the Waste Connections 401(k) Plan, and subject to certain deferral limitations imposed by the U.S. Internal Revenue Code on 401(k) plans, except that the Company’s matching contributions under the Deferred Compensation Plan were 100% vested when made. The Company’s total liability for deferred compensation at December 31, 2020 and 2019 was $43,069 and $37,707, respectively, which was recorded in Other long-term liabilities in the Consolidated Balance Sheets.

19.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company’s unaudited consolidated quarterly results of operations for 2020:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,352,404	$1,305,782	$1,389,552	$1,398,251
Operating income (loss)	$216,963	$(232,357)	$230,679	$197,144
Net income (loss)	$142,893	$(227,467)	$157,991	$130,574
Net income (loss) attributable to Waste Connections	$143,035	$(227,072)	$158,049	$130,664
Basic income (loss) per common share attributable to Waste Connections’ common shareholders	$0.54	$(0.86)	$0.60	$0.50
Diluted income (loss) per common share attributable to Waste Connections’ common shareholders	$0.54	$(0.86)	$0.60	$0.50

During the second quarter of 2020, the Company recorded an impairment charge of $417,384 as the carrying value of four landfills in the Company’s E&P operations exceeded their calculated discounted fair value and recorded $16,718 of expenses associated with adjusting the carrying value of liabilities for contingent consideration associated with acquisitions closed in prior periods. During the fourth quarter of 2020, the Company recorded $13,255 of charges to adjust the carrying values of certain long-lived assets acquired in the Progressive Waste acquisition.

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

20.   SUBSEQUENT EVENT

On February 17, 2021, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.205 per Company common share. The dividend will be paid on March 17, 2021, to shareholders of record on the close of business on March 3, 2021.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. This process includes policies and procedures that:  (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP; (3) provide reasonable assurance that receipts and expenditures of ours are being made only in accordance with authorizations of our management; and (4) provide reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material affect on our financial statements would be prevented or timely detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2020. In conducting our evaluation, we used the framework set forth in the report titled “Internal Control – Integrated Framework” (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Based on an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, there has been no change to our internal control over financial reporting that occurred during the three month period ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth above in Part I under “Information About Our Executive Officers” and in the paragraph below, the information required by Item 10 has been omitted from this Annual Report on Form 10-K, and is incorporated by reference to the sections “Election of Directors,” “Corporate Governance and Board Matters” and “Delinquent Section 16(a) Reports” (if applicable) in our definitive Management Information Circular and Proxy Statement for the 2021 Annual Meeting of Shareholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2020 fiscal year.

We have adopted a Code of Conduct and Ethics that applies to our officers, including our principal executive officer, principal financial officer, principal accounting officer and all other officers, directors and employees. We have also adopted Corporate Governance Guidelines and Board Charter to promote the effective functioning of our Board of Directors and its committees, to promote the interests of shareholders and to ensure a common set of expectations concerning how the Board, its committees and management should perform their respective functions. Our Code of Conduct and Ethics and our Corporate Governance Guidelines and Board Charter are available on our website at www.wasteconnections.com as are the charters of our Board’s Audit, Nominating and Corporate Governance and Compensation Committees. Information on or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waiver from, a provision of our Code of Conduct and Ethics by posting such information on our website.

Shareholders may also obtain copies of the corporate governance documents discussed above by contacting our Secretary at 3 Waterway Square Place, Suite 110, The Woodlands, Texas 77380, or (832) 442-2200.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 11 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Executive Compensation” and “Corporate Governance and Board Matters” in our definitive Management Information Circular and Proxy Statement for the 2021 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by Item 12 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Principal Shareholders” and “Equity Compensation Plan Information” in our definitive Management Information Circular and Proxy Statement for the 2021 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” in our definitive Management Information Circular and Proxy Statement for the 2021 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the section “Appointment of Independent Registered Public Accounting Firm and Authorization of the Board of Directors to Fix the Remuneration of the Independent Registered Public Accounting Firm” in our definitive Management Information Circular and Proxy Statement for the 2021 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   See Index to Consolidated Financial Statements on page 80. The following Financial Statement Schedule is filed herewith on page 156 and made a part of this Annual Report on Form 10-K:

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

4.22	Description of Securities (incorporated by reference to Exhibit 4.21 of the Registrant’s Form 10-K filed on February 13, 2020

10.1 +

Form of Indemnification Agreement dated June 1, 2016, between Waste Connections, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 8-K filed on June 7, 2016)

10.2 +	Waste Connections, Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-Q filed on October 30, 2018)

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

10.22 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Eric O. Hansen, effective February 12, 2019 (incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K filed on February 14, 2019)

10.23 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Ronald J. Mittelstaedt, effective July 25, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 26, 2019)

10.24 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Worthing F. Jackman, effective July 25, 2019 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 26, 2019)

10.25 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Darrell W. Chambliss, effective July 25, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on July 30, 2019)

10.26 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and James M. Little, effective July 25, 2019 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on July 30, 2019)

10.27 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Patrick J. Shea, effective July 25, 2019 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on July 30, 2019)

10.28 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Jason Craft, effective July 1, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on October 29, 2020)

10.29 +*	Waste Connections, Inc. 2020 Employee Share Purchase Plan

10.30 +*	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Mary Anne Whitney, effective February 1, 2021

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of Independent Registered Public Accounting Firm

24.1 *	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1 *	Certification of Chief Executive Officer

31.2 *	Certification of Chief Financial Officer

32.1 *	Certificate of Chief Executive Officer

32.2 *	Certificate of Chief Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith.
+	Management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waste Connections, Inc.

	By:	/s/ Worthing F. Jackman
Worthing F. Jackman
Date: February 18, 2021		President and Chief Executive Officer

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

Signature	Title	Date

/s/ Worthing F. Jackman	President and Chief Executive Officer
Worthing F. Jackman	(principal executive officer)	February 18, 2021

/s/ Mary Anne Whitney	Executive Vice President and Chief Financial Officer
Mary Anne Whitney	(principal financial officer)	February 18, 2021

/s/ David G. Eddie	Senior Vice President and Chief Accounting Officer
David G. Eddie	(principal accounting officer)	February 18, 2021

/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt	Executive Chairman	February 18, 2021

/s/ Edward E. Guillet
Edward E. Guillet	Director	February 18, 2021

/s/ Michael W. Harlan
Michael W. Harlan	Director	February 18, 2021

/s/ Larry S. Hughes
Larry S. Hughes	Director	February 18, 2021

/s/ Elise L. Jordan
Elise L. Jordan	Director	February 18, 2021

/s/ Susan Lee
Susan Lee	Director	February 18, 2021

/s/ William J. Razzouk
William J. Razzouk	Director	February 18, 2021

WASTE CONNECTIONS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2020, 2019 and 2018

(in thousands of U.S. dollars)

		Additions		Deductions
	Balance at	Charged to	Charged to	(Write-offs,
	Beginning of	Costs and	Other	Net of	Balance at End
Description	Year	Expenses	Accounts	Collections)	of Year
Allowance for Credit Losses:
Year Ended December 31, 2020	$16,432	$15,546	$—	$(12,598)	$19,380
Year Ended December 31, 2019	$16,760	$11,973	$—	$(12,301)	$16,432
Year Ended December 31, 2018	$17,154	$13,814	$—	$(14,208)	$16,760