Form 10-Q
period 2021-03-31
Waste Connections, Inc.
filed 2021-04-29
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-34370

WASTE CONNECTIONS, INC.

(Exact name of registrant as specified in its charter)

Ontario, Canada

(State or other jurisdiction of incorporation or organization)

98-1202763

(I.R.S. Employer Identification No.)

6220 Hwy 7, Suite 600

Woodbridge

Ontario L4H 4G3

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of April 16, 2021: 261,684,677 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and equivalents	$743,464	$617,294
Accounts receivable, net of allowance for credit losses of $18,970 and $19,380 at March 31, 2021 and December 31, 2020, respectively	608,758	630,264
Prepaid expenses and other current assets	151,769	160,714
Total current assets	1,503,991	1,408,272

Restricted cash	105,689	97,095
Restricted investments	56,620	57,516
Property and equipment, net	5,232,682	5,284,506
Operating lease right-of-use assets	174,635	170,923
Goodwill	5,754,101	5,726,650
Intangible assets, net	1,125,894	1,155,079
Other assets, net	89,317	92,323
Total assets	$14,042,929	$13,992,364
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$280,025	$290,820
Book overdraft	234	17,079
Deferred revenue	243,712	233,596
Accrued liabilities	399,470	404,923
Current portion of operating lease liabilities	35,699	30,671
Current portion of contingent consideration	42,360	43,297
Current portion of long-term debt and notes payable	105,386	8,268
Total current liabilities	1,106,886	1,028,654

Long-term portion of debt and notes payable	4,613,602	4,708,678
Long-term portion of operating lease liabilities	146,018	147,223
Long-term portion of contingent consideration	24,618	28,439
Deferred income taxes	776,498	760,044
Other long-term liabilities	433,434	455,888
Total liabilities	7,101,056	7,128,926

Commitments and contingencies (Note 17)

Equity:
Common shares: 262,564,371 shares issued and 262,491,505 shares outstanding at March 31, 2021; 262,899,174 shares issued and 262,824,990 shares outstanding at December 31, 2020	3,964,500	4,030,368
Additional paid-in capital	161,638	170,555
Accumulated other comprehensive income (loss)	46,171	(651)
Treasury shares: 72,866 and 74,184 shares at March 31, 2021 and December 31, 2020, respectively	—	—
Retained earnings	2,765,401	2,659,001
Total Waste Connections’ equity	6,937,710	6,859,273
Noncontrolling interest in subsidiaries	4,163	4,165
Total equity	6,941,873	6,863,438
	$14,042,929	$13,992,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues	$1,395,942	$1,352,404
Operating expenses:
Cost of operations	825,920	815,424
Selling, general and administrative	141,422	136,052
Depreciation	157,402	150,821
Amortization of intangibles	32,192	31,638
Impairments and other operating items	634	1,506
Operating income	238,372	216,963

Interest expense	(42,425)	(37,990)
Interest income	1,103	2,175
Other income (expense), net	3,548	(9,521)
Income before income tax provision	200,598	171,627

Income tax provision	(40,291)	(28,734)
Net income	160,307	142,893
Plus: Net loss attributable to noncontrolling interests	2	142
Net income attributable to Waste Connections	$160,309	$143,035

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.61	$0.54
Diluted	$0.61	$0.54

Shares used in the per share calculations:
Basic	262,697,487	263,790,364
Diluted	263,156,655	264,353,158

Cash dividends per common share	$0.205	$0.185

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2021	2020
Net income	$160,307	$142,893

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	4,796	(440)
Changes in fair value of interest rate swaps	20,739	(58,026)
Foreign currency translation adjustment	28,054	(184,717)
Other comprehensive income (loss), before tax	53,589	(243,183)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(6,767)	15,494
Other comprehensive income (loss), net of tax	46,822	(227,689)
Comprehensive income (loss)	207,129	(84,796)
Plus: Comprehensive loss attributable to noncontrolling interests	2	142
Comprehensive income (loss) attributable to Waste Connections	$207,131	$(84,654)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	LOSS	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2020	262,824,990	$4,030,368	$170,555	$(651)	74,184	$—	$2,659,001	$4,165	$6,863,438
Sale of common shares held in trust	1,318	131	—	—	(1,318)	—	—	—	131
Vesting of restricted share units	340,529	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	154,251	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	19,150	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(186,039)	—	(18,490)	—	—	—	—	—	(18,490)
Equity-based compensation	—	—	9,573	—	—	—	—	—	9,573
Exercise of warrants	3,490	—	—	—	—	—	—	—	—
Repurchase of common shares	(666,184)	(65,999)	—	—	—	—	—	—	(65,999)
Cash dividends on common shares	—	—	—	—	—	—	(53,909)	—	(53,909)
Amounts reclassified into earnings, net of taxes	—	—	—	3,525	—	—	—	—	3,525
Changes in fair value of cash flow hedges, net of taxes	—	—	—	15,243	—	—	—	—	15,243
Foreign currency translation adjustment	—	—	—	28,054	—	—	—	—	28,054
Net income (loss)	—	—	—	—	—	—	160,309	(2)	160,307
Balances at March 31, 2021	262,491,505	$3,964,500	$161,638	$46,171	72,866	$—	$2,765,401	$4,163	$6,941,873

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

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$160,307	$142,893
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	401	135
Depreciation	157,402	150,821
Amortization of intangibles	32,192	31,638
Deferred income taxes, net of acquisitions	8,379	23,259
Amortization of debt issuance costs	1,359	3,420
Share-based compensation	10,307	13,046
Interest accretion	4,204	4,352
Payment of contingent consideration recorded in earnings	(520)	—
Adjustments to contingent consideration	89	—
Other	(796)	2,308
Net change in operating assets and liabilities, net of acquisitions	27,072	(2,286)
Net cash provided by operating activities	400,396	369,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(8,545)	(5,943)
Capital expenditures for property and equipment	(96,793)	(137,781)
Proceeds from disposal of assets	2,080	3,499
Other	2,705	6,599
Net cash used in investing activities	(100,553)	(133,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	1,790,625
Principal payments on notes payable and long-term debt	(5,559)	(970,393)
Payment of contingent consideration recorded at acquisition date	(4,807)	(1,976)
Change in book overdraft	(16,849)	(3,848)
Payments for repurchase of common shares	(65,999)	(105,654)
Payments for cash dividends	(53,909)	(48,018)
Tax withholdings related to net share settlements of equity-based compensation	(18,490)	(23,090)
Debt issuance costs	—	(10,936)
Proceeds from sale of common shares held in trust	131	679
Net cash provided by (used in) financing activities	(165,482)	627,389

Effect of exchange rate changes on cash, cash equivalents and restricted cash	403	(2,364)

Net increase in cash, cash equivalents and restricted cash	134,764	860,985
Cash, cash equivalents and restricted cash at beginning of period	714,389	423,221
Cash, cash equivalents and restricted cash at end of period	$849,153	$1,284,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three month periods ended March 31, 2021 and 2020. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

The challenges posed by the pandemic of coronavirus disease 2019 (“COVID-19”) on the global economy persisted through the first quarter of 2021 and continue to impact the demand for the Company’s services to varying degrees and in varying ways across the U.S. and Canada and across a variety of lines of business, including commercial collection and solid waste and non-hazardous oil and natural gas exploration and production (“E&P”) waste treatment, recovery and disposal services.  In response to the COVID-19 pandemic, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing.  In some markets where a portion of these measures have been curtailed, the impact on demand for the Company’s services has decreased as activity levels have increased. The impact of the COVID-19 pandemic on the Company’s business, results of operations, financial condition and cash flows in future periods will depend largely on future developments, including the duration and spread of the outbreak in the U.S. and Canada, the rate of vaccinations, the severity of COVID-19 variants, the actions to contain such coronavirus variants, and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted at this time.

Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

3.NEW ACCOUNTING STANDARDS

Accounting Standards Adopted

Income Taxes – Simplifying the Accounting for Income Taxes.  In December 2019, the Financial Accounting Standards Board (“FASB”) issued guidance that simplifies the accounting for income taxes as part of its overall initiative to reduce complexity in applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements.  The amendments include removal of certain exceptions to the general principles of income taxes, and simplification in several other areas such as accounting for a franchise tax that is partially based on income. The standard is effective for public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers for annual periods beginning after December 15, 2020, and interim periods within those reporting periods. The Company adopted the new standard as of January 1, 2021.  The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Pending Adoption

Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  In March 2020, the FASB issued guidance to provide temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”).  One-week and two-month U.S. dollar LIBOR settings as well as all non-U.S. dollar LIBOR settings will stop being published on December 31, 2021, while the remaining U.S. dollar LIBOR settings will be discontinued on June 30, 2023.  Under the new guidance, entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met.  An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination.  Under the guidance, entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.

The guidance is effective upon issuance.  The guidance on contract modifications is applied prospectively from March 12, 2020.  It may also be applied to modifications of existing contracts made earlier in the interim period that includes the effective date.  The guidance on hedging is applied to eligible hedging relationships existing as of the beginning of the interim period that includes the effective date and to new eligible hedging relationships entered into after the beginning of that interim period.  The relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date.  However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022.  The Company is currently assessing the potential impact of implementing this new guidance on its consolidated financial statements.  To the extent that the transition away from the use of LIBOR might affect the Company’s ability to maintain cash flow hedge accounting as described in Note 11, the relief is expected to permit the Company to maintain that cash flow hedge accounting.

SEC amends MD&A and other Regulation S-K disclosure requirements.  In November 2020, the SEC adopted amendments to Regulation S-K to eliminate certain disclosure requirements and to revise several others to make the disclosures provided in management’s discussion and analysis more useful for investors.  Key changes included: (1) enhancements and clarification of the disclosure requirements for liquidity and capital resources; (2) elimination of five years of Selected Financial Data; (3) replacement of the current requirement for two years of quarterly tabular disclosure with a principles-based requirement to provide information only when there are material retrospective changes; (4) codification of prior SEC guidance on critical accounting estimates; (5) elimination of the tabular disclosure of contractual obligations; and (6) conforming amendments for foreign private issuers. The amended rules were posted to the Federal

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Register on January 11, 2021 and became effective February 10, 2021.  Registrants are required to comply with the new rules beginning with the first fiscal year ending on or after August 9, 2021.  Registrants may early adopt the amended rules at any time after the effective date (on an item-by-item basis), as long as they provide the disclosure responsive to an amended item in its entirety.

4.RECLASSIFICATION

As disclosed within Note 10 to the financial statements, segment information reported in the Company’s prior year has been reclassified to conform to the 2021 presentation.

5.REVENUE

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, E&P services, and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Commercial	$426,395	$416,507
Residential	400,819	365,731
Industrial and construction roll off	209,258	206,771
Total collection	1,036,472	989,009
Landfill	271,936	266,218
Transfer	189,323	180,765
Recycling	32,448	18,108
E&P	28,012	65,377
Intermodal and other	35,634	30,018
Intercompany	(197,883)	(197,091)
Total	$1,395,942	$1,352,404

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided.  Substantially all of the deferred revenue recorded as of December 31, 2020 was recognized as revenue during the three months ended March 31, 2021 when the service was performed.

See Note 10 for additional information regarding revenue by reportable segment.

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Condensed Consolidated Balance Sheet, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity would have recognized is one year or less.  The Company had $18,954 and $19,669 of deferred sales incentives at March 31, 2021 and December 31, 2020, respectively.

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

	Three Months Ended March 31,
	2021	2020
Beginning balance	$19,380	$16,432
Current period provision for expected credit losses	1,915	2,027
Write-offs charged against the allowance	(3,501)	(5,063)
Recoveries collected	1,153	1,932
Impact of changes in foreign currency	23	(156)
Ending balance	$18,970	$15,172

7.LANDFILL ACCOUNTING

At March 31, 2021, the Company’s landfills consisted of 82 owned landfills, five landfills operated under life-of-site operating agreements, four landfills operated under limited-term operating agreements and one development stage landfill. The Company’s landfills had site costs with a net book value of $2,625,877 at March 31, 2021. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Based on remaining permitted capacity as of March 31, 2021, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 28 years. As of March 31, 2021, the Company is seeking to expand permitted capacity at nine of its owned landfills and three landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 31 years.  The estimated remaining lives of the Company’s owned landfills and landfills operated under life-of-site operating agreements range from 1 to 283 years, with approximately 90% of the projected annual disposal volume from landfills with remaining lives of less than 70 years.

During the three months ended March 31, 2021 and 2020, the Company expensed $46,137 and $48,737, respectively, or an average of $4.53 and $4.49 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2021 and 2020 “layers” for final capping, closure and post-closure obligations was 3.25% and 4.75%, respectively,  which reflects the Company’s long-term credit adjusted risk free rate as of the end of 2020 and 2019. The Company’s inflation rate assumption is 2.25% and 2.50% for the years ending December 31, 2021 and 2020, respectively. The resulting final capping, closure and post-closure obligations are recorded on the Condensed Consolidated Balance Sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the three months ended March 31, 2021 and 2020, the Company expensed $3,655 and $3,849, respectively, or an average of $0.36 and $0.36 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2020 to March 31, 2021:

Final capping, closure and post-closure liability at December 31, 2020	$301,896
Liability adjustments	(7,134)
Accretion expense associated with landfill obligations	3,655
Closure payments	(3,237)
Foreign currency translation adjustment	562
Final capping, closure and post-closure liability at March 31, 2021	$295,742

Liability adjustments of $7,134 for the three months ended March 31, 2021, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Condensed

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Consolidated Balance Sheets.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At March 31, 2021 and December 31, 2020, $14,134 and $12,533, respectively, of the Company’s restricted cash balance and $53,924 and $54,833, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

8.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at March 31, 2021:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$601,120	$(245,880)	$—	$355,240
Customer lists	638,674	(400,314)	—	238,360
Permits and other	379,785	(83,178)	—	296,607
	1,619,579	(729,372)	—	890,207
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	172,056	—	—	172,056
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	274,194	—	(38,507)	235,687
Intangible assets, exclusive of goodwill	$1,893,773	$(729,372)	$(38,507)	$1,125,894

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2020:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$600,674	$(234,972)	$—	$365,702
Customer lists	636,035	(382,020)	—	254,015
Permits and other	378,952	(79,277)	—	299,675
	1,615,661	(696,269)	—	919,392
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	172,056	—	—	172,056
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	274,194	—	(38,507)	235,687
Intangible assets, exclusive of goodwill	$1,889,855	$(696,269)	$(38,507)	$1,155,079

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2021	$126,891
For the year ending December 31, 2022	$108,169
For the year ending December 31, 2023	$92,115
For the year ending December 31, 2024	$79,163
For the year ending December 31, 2025	$66,880

9.LONG-TERM DEBT

The following table presents the Company’s long-term debt as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Revolver under Credit Agreement, bearing interest ranging from 1.31% to 1.61% (a)	$203,976	$203,927
Term loan under Credit Agreement, bearing interest at 1.31% (a)	650,000	650,000
4.64% Senior Notes due 2021 (b)	100,000	100,000
2.39% Senior Notes due 2021 (c)	150,000	150,000
3.09% Senior Notes due 2022	125,000	125,000
2.75% Senior Notes due 2023	200,000	200,000
3.24% Senior Notes due 2024	150,000	150,000
3.41% Senior Notes due 2025	375,000	375,000
3.03% Senior Notes due 2026	400,000	400,000
3.49% Senior Notes due 2027	250,000	250,000
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
2.60% Senior Notes due 2030	600,000	600,000
3.05% Senior Notes due 2050	500,000	500,000
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2028 to 2036 (a)	38,008	43,131
Finance leases, bearing interest at 1.89% with a lease expiration date of 2026 (a)	9,822	3,754
	4,751,806	4,750,812
Less – current portion	(105,386)	(8,268)
Less – unamortized debt discount and issuance costs	(32,818)	(33,866)
	$4,613,602	$4,708,678

____________________

(a)	Interest rates represent the interest rates in effect at March 31, 2021.
(b)	The Company redeemed the 4.64% Senior Notes due 2021 (the “2021 Senior Notes”) on April 1, 2021.
(c)	The Company has recorded the 2.39% Senior Notes due 2021 (the “New 2021 Senior Notes”) in long-term debt in the table above as the Company has the intent and ability to redeem the New 2021 Senior Notes on June 1, 2021 using borrowings under the Credit Agreement.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Credit Agreement

Details of the Credit Agreement are as follows:

	March 31,	December 31,
	2021	2020
Revolver under Credit Agreement
Available	$1,240,137	$1,238,937
Letters of credit outstanding	$118,387	$119,636
Total amount drawn, as follows:	$203,976	$203,927
Amount drawn - U.S. LIBOR rate loan	$200,000	$200,000
Interest rate applicable - U.S. LIBOR rate loan	1.31%	1.35%
Amount drawn – Canadian bankers’ acceptance	$3,976	$3,927
Interest rate applicable – Canadian bankers’ acceptance	1.61%	1.66%
Commitment – rate applicable	0.15%	0.15%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$650,000	$650,000
Interest rate applicable – U.S. based LIBOR loan	1.31%	1.35%

In addition to the $118,387 of letters of credit at March 31, 2021 issued under the Credit Agreement, the Company has issued letters of credit totaling $6,796 under facilities other than the Credit Agreement.

10.SEGMENT REPORTING

The Company’s revenues are generated from the collection, transfer, recycling and disposal of non-hazardous solid waste and the treatment, recovery and disposal of non-hazardous E&P waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

Prior to July 2020, the Company managed its operations through five geographic solid waste operating segments and its E&P segment, which were also its reportable segments. As of July 2020, the Company’s Chief Operating Decision Maker determined that the Company’s E&P and Southern operating segments met all the aggregation criteria and eliminated the E&P segment by combining all operations of the E&P segment into the Southern segment. After giving effect to this combination, the Company’s reportable segments consist of its five geographic operating segments and no longer include a separate E&P segment. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  The segment information presented herein reflects the realignment of these districts.  Segment results for the 2020 periods reflected in this report have been reclassified to reflect the realignment of the Company’s reportable segments for comparison with the same period in 2021.

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

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2021 and 2020, is shown in the following tables:

Three Months Ended		Intercompany	Reported	Segment
March 31, 2021	Revenue	Revenue(b)	Revenue	EBITDA(c)
Southern	$382,687	$(44,526)	$338,161	$93,424
Eastern	398,830	(62,369)	336,461	89,121
Western	332,820	(35,816)	297,004	93,825
Central	267,702	(32,316)	235,386	79,040
Canada	211,786	(22,856)	188,930	73,940
Corporate(a)	—	—	—	(750)
	$1,593,825	$(197,883)	$1,395,942	$428,600

Three Months Ended		Intercompany	Reported	Segment
March 31, 2020	Revenue	Revenue(b)	Revenue	EBITDA(c)
Southern	$416,382	$(47,126)	$369,256	$106,319
Eastern	397,000	(64,798)	332,202	84,662
Western	305,436	(33,455)	271,981	81,029
Central	237,570	(29,028)	208,542	73,151
Canada	193,107	(22,684)	170,423	59,398
Corporate(a)	—	—	—	(3,631)
	$1,549,495	$(197,091)	$1,352,404	$400,928

____________________

(a)	The majority of Corporate expenses are allocated to the five operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the five operating segments and comprise the net EBITDA of the Company’s Corporate segment for the periods presented.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Total assets for each of the Company’s reportable segments at March 31, 2021 and December 31, 2020, were as follows:

	March 31,	December 31,
	2021	2020
Southern	$3,373,593	$3,402,081
Eastern	3,094,800	3,134,462
Western	1,859,205	1,861,079
Central	2,144,461	2,160,246
Canada	2,552,952	2,544,379
Corporate	1,017,918	890,117
Total Assets	$14,042,929	$13,992,364

The following tables show changes in goodwill during the three months ended March 31, 2021 and 2020, by reportable segment:

	Southern	Eastern	Western	Central	Canada	Total
Balance as of December 31, 2020	$1,532,215	$1,374,577	$442,862	$824,204	$1,552,792	$5,726,650
Goodwill acquired	—	—	2,289	—	—	2,289
Goodwill acquisition adjustments	(4)	1,408	—	4,385	(2)	5,787
Impact of changes in foreign currency	—	—	—	—	19,375	19,375
Balance as of March 31, 2021	$1,532,211	$1,375,985	$445,151	$828,589	$1,572,165	$5,754,101

	Southern	Eastern	Western	Central	Canada	Total
Balance as of December 31, 2019	$1,528,225	$1,331,180	$400,037	$729,470	$1,521,939	$5,510,851
Goodwill acquired	—	—	—	3,741	—	3,741
Goodwill acquisition adjustments	195	(524)	70	—	—	(259)
Impact of changes in foreign currency	—	—	—	—	(128,492)	(128,492)
Balance as of March 31, 2020	$1,528,420	$1,330,656	$400,107	$733,211	$1,393,447	$5,385,841

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three Months Ended
	March 31,
	2021	2020
Southern segment EBITDA	$93,424	$106,319
Eastern segment EBITDA	89,121	84,662
Western segment EBITDA	93,825	81,029
Central segment EBITDA	79,040	73,151
Canada segment EBITDA	73,940	59,398
Subtotal reportable segments	429,350	404,559
Unallocated corporate overhead	(750)	(3,631)
Depreciation	(157,402)	(150,821)
Amortization of intangibles	(32,192)	(31,638)
Impairments and other operating items	(634)	(1,506)
Interest expense	(42,425)	(37,990)
Interest income	1,103	2,175
Other income (expense), net	3,548	(9,521)
Income before income tax provision	$200,598	$171,627

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

11.DERIVATIVE FINANCIAL INSTRUMENTS

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at March 31, 2021 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

At March 31, 2021, the Company’s derivative instruments included six interest rate swap agreements as follows:

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid*	Received	Effective Date	Expiration Date
August 2017	$100,000	1.900%	1-month LIBOR	July 2019	July 2022
August 2017	$200,000	2.200%	1-month LIBOR	October 2020	October 2025
August 2017	$150,000	1.950%	1-month LIBOR	February 2020	February 2023
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025
December 2018	$200,000	2.850%	1-month LIBOR	July 2022	July 2027

____________________

* Plus applicable margin.

The fair values of derivative instruments designated as cash flow hedges as of March 31, 2021, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$—	Accrued liabilities(a)	$(19,778)
			Other long-term liabilities	(49,376)
Total derivatives designated as cash flow hedges		$—		$(69,154)

____________________

(a)Represents the estimated amount of the existing unrealized losses on interest rate swaps as of March 31, 2021 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2020, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$—	Accrued liabilities	$(20,023)
			Other long-term liabilities	(74,666)
Total derivatives designated as cash flow hedges		$—		$(94,689)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three months ended March 31, 2021 and 2020:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2021	2020		2021	2020
Interest rate swaps	$15,243	$(42,649)	Interest expense	$3,525	$(323)

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

12.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of March 31, 2021 and December 31, 2020, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of March 31, 2021 and December 31, 2020, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of March 31, 2021 and December 31, 2020, are as follows:

	Carrying Value at		Fair Value* at
	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
4.64% Senior Notes due 2021	$100,000	$100,000	$100,010	$100,850
2.39% Senior Notes due 2021	$150,000	$150,000	$150,363	$150,695
3.09% Senior Notes due 2022	$125,000	$125,000	$128,420	$128,482
2.75% Senior Notes due 2023	$200,000	$200,000	$206,447	$206,204
3.24% Senior Notes due 2024	$150,000	$150,000	$157,859	$158,140
3.41% Senior Notes due 2025	$375,000	$375,000	$398,579	$403,025
3.03% Senior Notes due 2026	$400,000	$400,000	$416,544	$424,874
3.49% Senior Notes due 2027	$250,000	$250,000	$264,697	$271,198
4.25% Senior Notes due 2028	$500,000	$500,000	$563,500	$597,050
3.50% Senior Notes due 2029	$500,000	$500,000	$536,050	$570,450
2.60% Senior Notes due 2030	$600,000	$600,000	$603,240	$644,520
3.05% Senior Notes due 2050	$500,000	$500,000	$471,600	$540,050

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

For details on the fair value of the Company’s interest rate swaps, restricted cash and investments and contingent consideration, refer to Note 14.

13.NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	2021	2020
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$160,309	$143,035
Denominator:
Basic shares outstanding	262,697,487	263,790,364
Dilutive effect of equity-based awards	459,168	562,794
Diluted shares outstanding	263,156,655	264,353,158

14.FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At March 31, 2021 and December 31, 2020, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash and investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash and investments measured at fair value are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, were as follows:

	Fair Value Measurement at March 31, 2021 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(69,154)	$—	$(69,154)	$—
Restricted cash and investments	$162,847	$—	$162,847	$—
Contingent consideration	$(66,978)	$—	$—	$(66,978)

	Fair Value Measurement at December 31, 2020 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(94,689)	$—	$(94,689)	$—
Restricted cash and investments	$155,176	$—	$155,176	$—
Contingent consideration	$(71,736)	$—	$—	$(71,736)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$71,736	$69,484
Payment of contingent consideration recorded at acquisition date	(4,807)	(1,976)
Payment of contingent consideration recorded in earnings	(520)	—
Adjustments to contingent consideration	89	—
Interest accretion expense	495	416
Foreign currency translation adjustment	(15)	(325)
Ending balance	$66,978	$67,599

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

15.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31, 2021
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$4,796	$(1,271)	$3,525
Changes in fair value of interest rate swaps	20,739	(5,496)	15,243
Foreign currency translation adjustment	28,054	—	28,054
	$53,589	$(6,767)	$46,822

	Three Months Ended March 31, 2020
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(440)	$117	$(323)
Changes in fair value of interest rate swaps	(58,026)	15,377	(42,649)
Foreign currency translation adjustment	(184,717)	—	(184,717)
	$(243,183)	$15,494	$(227,689)

A rollforward of the amounts included in AOCIL, net of taxes, for the three months ended March 31, 2021 and 2020, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2020	$(69,596)	$68,945	$(651)
Amounts reclassified into earnings	3,525	—	3,525
Changes in fair value	15,243	—	15,243
Foreign currency translation adjustment	—	28,054	28,054
Balance at March 31, 2021	$(50,828)	$96,999	$46,171

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2019	$(29,255)	$18,292	$(10,963)
Amounts reclassified into earnings	(323)	—	(323)
Changes in fair value	(42,649)	—	(42,649)
Foreign currency translation adjustment	—	(184,717)	(184,717)
Balance at March 31, 2020	$(72,227)	$(166,425)	$(238,652)

See Note 11 for further discussion on the Company’s derivative instruments.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

16.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the three-month period ended March 31, 2021, is presented below:

Unvested Shares
Outstanding at December 31, 2020	772,625
Granted	447,301
Forfeited	(13,569)
Vested and issued	(340,529)
Outstanding at March 31, 2021	865,828

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the three-month period ended March 31, 2021 was $97.56.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At March 31, 2021 and 2020, the Company had 158,610 and 190,201 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the three-month period ended March 31, 2021, is presented below:

Unvested Shares
Outstanding at December 31, 2020	434,558
Granted	116,784
Forfeited	(5,048)
Vested and issued	(154,251)
Outstanding at March 31, 2021	392,043

During the three months ended March 31, 2021, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2023. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the three-month period ended March 31, 2021 was $96.99.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the three-month period ended March 31, 2021, is presented below:

Vested Shares
Outstanding at December 31, 2020	21,586
Granted	2,856
Outstanding at March 31, 2021	24,442

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the three-month period ended March 31, 2021 was $99.80.

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste RSUs during the three-month period ended March 31, 2021, is presented below:

Outstanding at December 31, 2020	66,554
Cash settled	(1,318)
Outstanding at March 31, 2021	65,236

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  All remaining RSUs were vested as of March 31, 2019.

Share Based Options

Share based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share based options during the three-month period ended March 31, 2021, is presented below:

Outstanding at December 31, 2020	51,200
Cash settled	(3,131)
Outstanding at March 31, 2021	48,069

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

each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period, subject to certain restrictions. The maximum number of shares that may be issued under the ESPP is 1,000,000. As of March 31, 2021, none of the Company’s common shares have been purchased under the ESPP.

Normal Course Issuer Bid

On July 23, 2020, the Board of Directors of the Company approved, subject to receipt of regulatory approvals, the annual renewal of the Company’s normal course issuer bid (the “NCIB”) to purchase up to 13,144,773 of the Company’s common shares during the period of August 10, 2020 to August 9, 2021 or until such earlier time as the NCIB is completed or terminated at the option of the Company. The renewal followed the conclusion of the Company’s NCIB that expired August 7, 2020. The Company received Toronto Stock Exchange (the “TSX”) approval for its annual renewal of the NCIB on August 5, 2020.  Under the NCIB, the Company may make share repurchases only in the open market, including on the New York Stock Exchange (the “NYSE”), the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

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

For the three months ended March 31, 2021, the Company repurchased 666,184 common shares pursuant to the NCIB at an aggregate cost of $65,999.  During the three months ended March 31, 2020, the Company repurchased 1,271,977 common shares pursuant to the NCIB at an aggregate cost of $105,654.  As of March 31, 2021, the remaining maximum number of shares available for repurchase under the current NCIB was 12,478,589.

Cash Dividend

In October 2020, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.02, from $0.185 to $0.205 per Company common share. Cash dividends of $53,909 and $48,018 were paid during the three months ended March 31, 2021 and 2020, respectively.

17.COMMITMENTS AND CONTINGENCIES

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of March 31, 2021, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

On August 16, 2016, the EPA sent individual letters to each of the PRPs for the LDW Site, including NWCS, stating that it expected to initiate negotiations with all PRPs in early 2018 relating to a Remedial Design/Remedial Action (“RD/RA”) Consent Decree.  An RD/RA Consent Decree provides for the cleanup of the entire site and is often referred to as a “global settlement.”  In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a confidential and non-binding allocation of certain past response costs allegedly incurred at the LDW Site as well as the anticipated future response costs associated with the clean-up.  In March 2017, the PRPs provided the EPA with notice that the allocation was not scheduled to conclude until mid-2019.  Later extensions pushed the allocation conclusion date first to early 2020 and then to July 2020.  The EPA was informed of those changes.  The allocator’s most recent projection is that the preliminary allocation report may be issued by the end of April 2021.  The final allocation report will be issued only after the allocator considers comments of

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

the parties on the preliminary report.  In September 2020, the EPA informed attorneys for several PRPs that the EPA intends to initiate settlement negotiations in 2021, and the EPA was informed of the delay in the issuance of the preliminary allocation report. More recently, the EPA indicated that settlement negotiations would begin in 2022.  NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs, its specific allocation, or the likelihood of the parties then negotiating a global settlement with the EPA.  Thus, NWCS cannot reasonably determine the likelihood of any outcome in this matter, including its potential liability.

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

Los Angeles County, California Landfill Expansion Litigation

A.	Chiquita Canyon, LLC Lawsuit Against Los Angeles County

In October 2004, the Company’s subsidiary, Chiquita Canyon, LLC (“CCL”), then under prior ownership, filed an application (the “Application”) with the County of Los Angeles (the “County”) Department of Regional Planning (“DRP”) for a conditional use permit (the “CUP”) to authorize the continued operation and expansion of the Chiquita Canyon Landfill (the “Landfill”). The Landfill has operated since 1972, and as a regional landfill, accepted over two million tons of materials for disposal and beneficial use in 2020.  The Application requested expansion of the existing waste footprint on CCL’s contiguous property, an increase in maximum elevation, creation of a new entrance and new support facilities, construction of a facility for the County or another third-party operator to host household hazardous waste collection events, designation of an area for mixed organics/composting, and other modifications.

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

Extensive motions practice and an interlocutory appeal occurred in 2018 and 2019 over the permissible scope of CCL’s challenge to the CUP, specifically 13 operational conditions in the CUP. The Superior Court ruled in CCL’s favor on November 13, 2019, finding that the County was estopped from contending that CCL has waived its rights to challenge the legality of the 13 operational conditions. The County sought interlocutory review of the Superior Court’s decision in the Court of Appeal, which denied the County’s petition on February 7, 2020.

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

B.	CEQA Lawsuit Against Los Angeles County Challenging Environmental Review for Landfill Expansion

A separate lawsuit involving CCL and the Landfill was filed on August 24, 2017 by community activists alleging that the environmental review underlying the CUP was inadequate under state law. The Val Verde Civic Association, Citizens for Chiquita Canyon Landfill Compliance, and the Santa Clarita Organization for Planning and the Environment filed a petition for writ of mandate in the Superior Court of California, County of Los Angeles against the County, naming CCL as the real party in interest. The lawsuit seeks to overturn the County’s approval of the CUP for the expansion of the Landfill and the certification of the final Environmental Impact Report, arguing that the report violates the California Environmental Quality Act. Pursuant to Condition No. 6 of the CUP, which requires CCL to defend, indemnify, and hold harmless the County, its agents, officers, and employees from any claim or proceeding against the County brought by any third party to attack, set aside, void, or annul the CUP approval, CCL agreed to reimburse the County for its legal costs associated with defense of the lawsuit. As the real party in interest, CCL has a right to notice and an opportunity to be heard in opposition to the petition for writ of mandate. Initial briefs were filed in 2018 and a trial date was set in February 2019, which was later rescheduled and held in August 2019. The court issued a final ruling on October 10, 2019 and a final judgment on December 4, 2019, denying the writ petition in full. One petitioner, Santa Clarita Organization for Planning and the Environment, appealed the judgment. All interested parties filed their briefs by July 1, 2020 and the County did not file an opposition brief.  No amicus or “friend of the court” briefs were filed, so the case was fully briefed on July 1, 2020.  The court heard oral argument on November 18, 2020. The court issued its opinion on February 10, 2021, upholding the trial court’s ruling in full and rejecting the petitioner’s appeal. On February 25, 2021, the Petitioner filed a petition for a rehearing, which the Court of Appeal denied on February 26, 2021. The Petitioner did not file a petition for

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

review to the California Supreme Court and the time for seeking review has expired. The Court of Appeal decision upholding the County’s Environmental Impact Report and approval of the CUP in full is now final.

C.	December 11, 2017 Notice of Violation Regarding Certain CUP Conditions.

The County, through its DRP, issued a Notice of Violation, dated December 11, 2017 (the “NOV”), alleging that CCL violated certain conditions of the CUP, including Condition 79(B)(6) of the CUP by failing to pay an $11,600 Bridge & Thoroughfare Fee (“B&T Fee”) that was purportedly due on July 25, 2017. The alleged B&T fee was ostensibly to fund the construction of transportation infrastructure in the area of the Landfill. At the time the NOV was issued, CCL had already contested the legality of the B&T fee in the October 20, 2017 Complaint filed against the County in Los Angeles County Superior Court, described above under paragraph A (the “CUP lawsuit”).

On January 12, 2018, CCL filed an appeal of the alleged violations in the NOV.  Subsequently, CCL filed additional legal arguments and exhibits contesting the NOV.  On March 6, 2018, a DRP employee designated as hearing officer sustained the NOV, including the $11,600 B&T fee, and imposed an administrative penalty in the amount of $83 and a noncompliance fee of $0.75. A written decision memorializing the hearing officer’s findings and order was issued on July 10, 2018.  On April 13, 2018, CCL filed in the Superior Court of California, County of Los Angeles a Petition for Writ of Administrative Mandamus against the County seeking to overturn the decision sustaining the NOV, contending that the NOV and decision are not supported by the facts or law.  On July 17, 2018, the Court granted CCL leave to pay the $11,600 B&T fee and to amend its Complaint in the CUP lawsuit to reflect the payment under protest, allowing the challenge to the B&T fee under the Mitigation Fee Act to proceed in the CUP lawsuit.  CCL paid the B&T fee under protest on August 10, 2018, and also paid on that date the administrative penalty of $83 and a noncompliance fee of $0.75. The Court indicated that the NOV case would be coordinated with the CUP lawsuit.  The NOV case has been continued multiple times as the CUP lawsuit was adjudicated; it is now set for trial on September 14, 2021.  The Superior Court’s July 2, 2020 decision in the CUP lawsuit upheld the B&T fee against a Mitigation Fee Act challenge, and addressed two other conditions that were also the subject of the NOV, which may impact the scope of the B&T fee/NOV case.  CCL will continue to vigorously prosecute the lawsuit.  However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

18.SUBSEQUENT EVENT

On April 28, 2021, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.205 per Company common share. The dividend will be paid on May 26, 2021, to shareholders of record on the close of business on May 12, 2021.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We make statements in this Quarterly Report on Form 10-Q that are forward-looking in nature.  These include:

●	Statements regarding our landfills, including capacity, duration, special projects, demand for and pricing of recyclables, landfill alternatives and related capital expenditures;
●	Discussion of competition, loss of contracts, price increases and additional exclusive and/or long-term collection service arrangements;
●	Forecasts of cash flows necessary for operations and free cash flow to reduce leverage as well as our ability to draw on our credit facility and access the capital markets to refinance or expand;
●	Statements regarding our ability to access capital resources or credit markets at all or on favorable terms;
●	Plans for, and the amounts of, certain capital expenditures for our existing and newly acquired properties and equipment;
●	Statements regarding fuel, oil and natural gas demand, prices, and price volatility;
●	Assessments of regulatory developments and potential changes in environmental, health, safety and tax laws and regulations; and
●	Other statements on a variety of topics such as the COVID-19 pandemic, credit risk of customers, seasonality, labor/pension costs and labor union activity, operational and safety risks, acquisitions, litigation results, goodwill impairments, insurance costs and cybersecurity threats.

These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “might,” “will,” “could,” “should” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, risk factors detailed from time to time in our filings with the SEC and the securities commissions or similar regulatory authorities in Canada.

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

As of March 31, 2021, we served residential, commercial, industrial and E&P customers in 43 states in the U.S. and six provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Wisconsin and Wyoming, and the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

The solid waste industry is local and highly competitive in nature, requiring substantial labor and capital resources. We compete for collection accounts primarily on the basis of price and, to a lesser extent, the quality of service, and compete for landfill business on the basis of tipping fees, geographic location and quality of operations. The solid waste industry has been consolidating and continues to consolidate as a result of a number of factors, including the increasing costs and complexity associated with waste management operations and regulatory compliance. Many small independent operators and municipalities lack the capital resources, management, operating skills and technical expertise necessary to operate effectively in such an environment. The consolidation trend has caused solid waste companies to operate larger landfills that have complementary collection routes that can use company-owned disposal capacity. Controlling the point of transfer from haulers to landfills has become increasingly important as landfills continue to close and disposal capacity moves farther from the collection markets it serves.

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

THE COVID-19 PANDEMIC’S IMPACT ON OUR RESULTS OF OPERATION

March 11, 2021 marked the one year anniversary of COVID-19 being declared a global pandemic by the World Health Organization.  The related economic disruptions largely associated with closures or restrictions put into effect following the onset of the COVID-19 pandemic resulted in declines in solid waste commercial collection, transfer station and landfill volumes, and roll off activity.  Throughout the remaining fiscal year 2020, solid waste revenue and reported volumes largely reflected the pace and shape of the closures and subsequent reopening activity, with the timing and magnitude of recovery varying by market.  Reported solid waste volumes in 2020 turned slightly negative in the first quarter, were most negative in the second quarter, and showed sequential improvement during the second half of the year, finishing the year at negative 3.1% in the fourth quarter.  In the first quarter of 2021, the final period to include comparisons to pre-COVID-19 activity levels on a year over year basis, solid waste volumes were down 3.2%, reflecting the strong start to 2020 prior to the onset of the pandemic, compounded by the impact of an extra day in the quarter in 2020 due to leap year, as well as extreme winter weather in many markets during February 2021.  Solid waste volumes increased 2.6% in March 2021 compared to March 2020.

The COVID-19 pandemic also contributed to the decline in demand for and the value of crude oil, which impacted E&P drilling activity and resulted in lower E&P waste revenue, with the quarterly run rate decreasing from approximately $60 million in the first quarter of 2020 to approximately $25 million by the second half of 2020.

Since the onset of the COVID-19 pandemic, protecting the health, welfare and safety of our employees has been our top priority.  Recognizing the potential for financial hardship and other challenges, we looked to provide a safety net for our employees on issues of income and family health.  To that end, in 2020, we incurred over $35 million in incremental COVID-19-related costs, primarily supplemental pay for frontline employees.  As we continue to support our employees and their families, such costs are expected to continue in 2021, albeit to a lesser extent than in the prior year, as employee COVID-19 cases and related impacts are similarly abating.

The impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows in future periods will depend largely on future developments, including the duration and spread of the outbreak in the U.S. and Canada, the rate of vaccinations, the severity of COVID-19 variants, the actions to contain such coronavirus variants, and how quickly and to what extent normal economic and operating conditions can resume.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three Months Ended March 31,
	2021		2020
Revenues	$1,395,942	100.0%	$1,352,404	100.0%
Cost of operations	825,920	59.2	815,424	60.3
Selling, general and administrative	141,422	10.1	136,052	10.1
Depreciation	157,402	11.3	150,821	11.2
Amortization of intangibles	32,192	2.3	31,638	2.3
Impairments and other operating items	634	0.0	1,506	0.1
Operating income	238,372	17.1	216,963	16.0

Interest expense	(42,425)	(3.0)	(37,990)	(2.8)
Interest income	1,103	0.1	2,175	0.2
Other income (expense), net	3,548	0.2	(9,521)	(0.7)
Income tax provision	(40,291)	(2.8)	(28,734)	(2.1)
Net income	160,307	11.6	142,893	10.6
Net loss attributable to noncontrolling interests	2	0.0	142	0.0
Net income attributable to Waste Connections	$160,309	11.6%	$143,035	10.6%

Revenues.  Total revenues increased $43.5 million, or 3.2%, to $1.396 billion for the three months ended March 31, 2021, from $1.352 billion for the three months ended March 31, 2020.

Acquisitions closed subsequent to the three months ended March 31, 2020 increased revenues by $43.7 million for the three months ended March 31, 2021.

Operations that were divested subsequent to March 31, 2020 decreased revenues by $3.2 million for the three months ended March 31, 2021.

During the three months ended March 31, 2021, the net increase in prices charged to our customers at our existing operations was $52.2 million, consisting of $55.9 million of core price increases, partially offset by a decrease in surcharges of $3.7 million.

During the three months ended March 31, 2021, volume decreases in our existing business decreased solid waste revenues by $40.5 million, due primarily to one less business day in 2021 resulting from leap year occurring in the prior year period and the economic disruptions resulting from the COVID-19 pandemic that began in March 2020 and has continued through the first quarter of 2021. With the exception of our Western segment, the majority of our markets experienced declines in commercial collection, roll off collection, transfer station and landfill volumes, with our Northeastern U.S. and Canada markets the most severely impacted. These declines were partially offset by shelter at home requirements generating additional residential collection volumes and our Western segment’s transfer station and landfill operations recognizing increased volumes from third party collection providers disposing of increased residential collection volumes at our disposal locations.

E&P revenues at facilities owned during the three months ended March 31, 2021 and 2020 decreased $34.7 million. Decreases in the demand for crude oil as a result of economic disruptions from the COVID-19 pandemic resulted in a drop in the value of crude oil, decreases in drilling and production activity levels and decreases in overall demand for our E&P waste services.

An increase in the average Canadian dollar to U.S. dollar currency exchange rate resulted in an increase in revenues of $10.3 million for the three months ended March 31, 2021. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7898 and 0.7447 in the three months ended March 31, 2021 and 2020, respectively.

Revenues from sales of recyclable commodities at facilities owned during the three months ended March 31, 2021 and 2020 increased $11.3 million due primarily to higher prices for old corrugated cardboard and other paper products and higher volumes collected from residential recycling customers, partially offset by decreased collected commercial recycling volumes caused by economic disruptions resulting from the COVID-19 pandemic.

Other revenues increased by $4.4 million during the three months ended March 31, 2021, due primarily to a $6.0 million increase resulting from higher prices for renewable energy credits associated with the generation of landfill gas at our Canada segment and a $0.5 million increase in other non-core revenue sources, partially offset by a $2.1 million decrease in intermodal revenues due primarily to customer losses resulting in a reduction in intermodal cargo volumes.

Cost of Operations.  Total cost of operations increased $10.5 million, or 1.3%, to $825.9 million for the three months ended March 31, 2021, from $815.4 million for the three months ended March 31, 2020. The increase was primarily the result of $24.1 million of additional operating costs from acquisitions closed subsequent to the three months ended March 31, 2020 and $5.6 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in operating costs at our existing operations of $17.2 million, assuming foreign currency parity, and a decrease in operating costs of $2.0 million at operations divested subsequent to the three months ended March 31, 2020.

The decrease in operating costs, assuming foreign currency parity, at our existing operations for the three months ended March 31, 2021, included the following declines totaling $19.6 million attributable to solid waste and E&P volume losses resulting from the impact of the COVID-19 pandemic: a decrease in direct labor expenses at our Southern and Eastern segments and our E&P operations of $5.8 million due to headcount reductions, a decrease in third-party disposal expenses at our Eastern, Southern, Central and Canada segments of $4.5 million, a decrease in equipment and facility maintenance and repair expenses at our Eastern segment and E&P operations of $3.6 million, a decrease in diesel fuel expense of $2.7 million, a decrease in subcontracted E&P operating expenses of $2.1 million and a decrease in expenses for processing recyclable commodities at our Eastern segment of $0.9 million due to a decrease in commercial recycling volumes collected.

The remaining increase in operating costs, assuming foreign currency parity, at our existing operations of $2.4 million for the three months ended March 31, 2021 consisted of an increase in employee medical benefits expenses of $3.6 million due to an increase in medical visits, an increase in labor expenses of $3.1 million at our Western and Central segments due primarily to employee pay increases exceeding the benefit in the current year period of one less calendar and business day due to leap year occurring in the prior year period, an increase in subcontracted hauling services at our solid waste operations of $2.4 million due to outsourcing the servicing of certain non-strategic contracts and commercial collection customers to third party haulers, an increase in cash incentive compensation to non-management personnel of $2.2 million to recognize the services they are providing during the COVID-19 pandemic as essential workers, an increase in third party disposal expenses in our Western segment of $1.7 million due primarily to increased residential collection volumes requiring disposal at third party facilities and $1.0 million of other net expense increases, partially offset by a decrease in expenses for auto and workers’ compensation claims of $8.0 million due primarily to higher claims severity in the prior year period and adjustments recorded in the current year period to decrease projected losses on outstanding claims originally recorded prior to 2021, a decrease in intermodal rail expenses of $1.8 million due to customer losses resulting in a reduction in cargo volume, a decrease in leachate disposal expenses of $1.0 million due to increased on-site treatment of leachate and the prior year period incurring higher costs to dispose of leachate in newly constructed landfill cells and a decrease in expenses for processing recyclable commodities in our Western segment of $0.8 million due to increased recyclable commodity values resulting in price reductions charged by third-party recycling processors.

Cost of operations as a percentage of revenues decreased 1.1 percentage points to 59.2% for the three months ended March 31, 2021, from 60.3% for the three months ended March 31, 2020. The decrease as a percentage of revenues consisted of a 0.7 percentage point decrease from a reduction in expenses for auto and workers’ compensation claims, a 0.3 percentage point decrease from lower maintenance and repair expenses, a 0.2 percentage point decrease from lower disposal expenses, a 0.2 percentage point decrease from lower diesel fuel expenses and a 0.2 percentage point decrease from leveraging existing personnel to support certain price-led revenue increases, partially offset by a 0.2 percentage point increase from the accrual of cash incentive compensation to non-management personnel, a 0.2 percentage point increase from higher employee medical benefits expenses and a 0.1 percentage point increase from all other net changes.

SG&A.  SG&A expenses increased $5.3 million, or 3.9%, to $141.4 million for the three months ended March 31, 2021, from $136.1 million for the three months ended March 31, 2020. The increase was comprised of $3.0 million of additional SG&A expenses from operating locations at acquisitions closed subsequent to the three months ended March 31, 2020, an increase of $1.5 million in SG&A expenses at our existing operations, assuming foreign currency parity, and $1.0 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in SG&A expenses of $0.2 million at operations divested subsequent to the three months ended March 31, 2020.

The increase in SG&A expenses at our existing operations, assuming foreign currency parity, of $1.5 million for the three months ended March 31, 2021, was comprised of an increase in deferred compensation expenses of $5.7 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked, an increase in accrued recurring cash incentive compensation expense to our management of $5.0 million, an increase in professional fees of $1.6 million due primarily to adjustments recorded during the prior year period to reduce estimated accrued liabilities associated with unbilled legal services, an increase in share-based compensation expenses of $1.2 million due primarily to increased average share price values in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value and an increase in employee medical benefits expenses of $1.2 million due to an increase in medical visits, partially offset by a collective decrease in travel, meeting, training and community activity expenses of $6.0 million from shelter at home and other restrictions on our employees due to the COVID-19 pandemic resulting in the cancellation of non-essential off-site activities, a decrease in equity-based compensation expenses of $3.4 million associated with an adjustment during the prior year period of our common shares held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options, a decrease in expenses for uncollectible accounts receivable of $0.8 million primarily due to collections in the current period of customer accounts deemed uncollectible in prior periods, a decrease in office supplies and office utilities of $0.7 million due to office closures resulting from shelter at home restrictions, a decrease in direct acquisition expenses of $0.6 million due to a decrease in acquisition activity in the comparable periods, a decrease in equity-compensation expenses of $0.6 million due primarily to a decrease in the amount of performance-based restricted share units granted in 2019 and 2020 estimated to ultimately vest based on the achievement of required financial performance results and $1.1 million of other net expense decreases.

SG&A as a percentage of revenues was 10.1% for both the three months ended March 31, 2021 and 2020. SG&A remained unchanged as a percentage of revenues as a result of a 0.4 percentage point decrease from a reduction in travel, meeting, training and community activity expenses, a 0.3 percentage point decrease from a reduction in equity-based compensation expenses associated with the designation of our common shares held in our deferred compensation plan and a 0.1 percentage point decrease from the net impact of SG&A expenses from acquisitions closed subsequent to the three months ended March 31, 2020, partially offset by a 0.4 percentage point increase from cash incentive compensation expenses and a 0.4 percentage point increase from deferred compensation expenses.

Depreciation.  Depreciation expense increased $6.6 million, or 4.4%, to $157.4 million for the three months ended March 31, 2021, from $150.8 million for the three months ended March 31, 2020. The increase was comprised of $5.0 million of depreciation from the impact of additions to our fleet and equipment purchased to support our existing operations, depreciation and depletion expense of $4.0 million from acquisitions closed subsequent to the three months ended March 31, 2020 and $1.1 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in depletion expense of $2.7 million primarily at our E&P landfills as a decrease in demand for oil has resulted in decreased levels of oil and natural gas exploration and production activity and a corresponding decrease in disposal volumes and a decrease in depreciation and depletion expense of $0.8 million from operations divested subsequent to the three months ended March 31, 2020.

Depreciation expense as a percentage of revenues increased 0.1 percentage points to 11.3% for the three months ended March 31, 2021, from 11.2% for the three months ended March 31, 2020. The increase as a percentage of revenues consisted of a 0.3 percentage point increase from depreciation expense attributable to the impact of additions to our fleet and equipment, partially offset by a 0.2 percentage point decrease from depletion expense due to declines in E&P landfill volumes.

Amortization of Intangibles.  Amortization of intangibles expense increased $0.6 million, or 1.8%, to $32.2 million for the three months ended March 31, 2021, from $31.6 million for the three months ended March 31, 2020. The increase was the result of $2.8 million from intangible assets acquired in acquisitions closed subsequent to the three months ended March 31, 2020 and $0.3 million from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease of $2.4 million from certain intangible assets becoming fully amortized subsequent to March 31, 2020 and a decrease of $0.1 million from operations divested subsequent to the three months ended March 31, 2020.

Amortization expense as a percentage of revenues was 2.3% for both the three months ended March 31, 2021 and 2020.

Impairments and Other Operating Items.  Impairments and other operating items decreased $0.9 million, to net losses totaling $0.6 million for the three months ended March 31, 2021, from net losses totaling $1.5 million for the three months ended March 31, 2020.

The net losses of $0.6 million recorded during the three months ended March 31, 2021 consisted of $0.5 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date and $0.1 million of other net charges.

The net losses of $1.5 million recorded during the three months ended March 31, 2020 consisted of $0.9 million of charges to terminate or write off the carrying cost of certain contracts that were not, or were not expected to be, renewed prior to their original estimated termination date and $0.6 million of other net charges.

Operating Income.  Operating income increased $21.4 million, or 9.9%, to $238.4 million for the three months ended March 31, 2021, from $217.0 million for the three months ended March 31, 2020. The increase was due primarily to price increases for our solid waste services, operating income contributions from increased sales of recyclable commodities and renewable energy credits associated with the generation of landfill gas, operating income generated from acquisitions closed subsequent to the three months ended March 31, 2020 and an increase in the average Canadian dollar to U.S. dollar currency exchange rate, partially offset by declines in our existing solid waste and E&P volumes resulting from the impact of the COVID-19 pandemic.

Operating income as a percentage of revenues increased 1.1 percentage points to 17.1% for the three months ended March 31, 2021, from 16.0% for the three months ended March 31, 2020.  The increase as a percentage of revenues was comprised of a 1.1 percentage point increase in cost of operations and a 0.1 percentage point increase in impairments and other operating items, partially offset by a 0.1 percentage point decrease in depreciation expense.

Interest Expense.  Interest expense increased $4.4 million, or 11.7%, to $42.4 million for the three months ended March 31, 2021, from $38.0 million for the three months ended March 31, 2020. The increase was primarily attributable to an increase of $3.0 million from the March 2020 issuance of our 2050 Senior Notes (as defined below), an increase of $2.0 million from higher net interest rates on borrowings outstanding under our Credit Agreement due primarily to $600 million in interest rate swap agreements commencing in October 2020 at higher interest rates than $575 million in interest rate swap agreements which expired between September 2020 and October 2020, an increase of $0.9 million from the January 2020 issuance of our 2030 Senior Notes (as defined below) and $0.6 million of other net increases, partially offset by a decrease of $2.1 million due to a reduction in the average borrowings outstanding under our Credit Agreement.

Interest Income.  Interest income decreased $1.1 million to $1.1 million for the three months ended March 31, 2021, from $2.2 million for the three months ended March 31, 2020. The decrease was primarily attributable to lower reinvestment rates in the current period.

Other Income (Expense), Net.  Other income (expense), net increased $13.0 million, to an income total of $3.5 million for the three months ended March 31, 2021, from an expense total of $9.5 million for the three months ended March 31, 2020.

Other income of $3.5 million recorded during the three months ended March 31, 2021 consisted of $1.2 million of income earned on investments purchased to fund our employee deferred compensation obligations, $1.2 million of adjustments to decrease certain accrued liabilities acquired in prior period acquisitions, an increase in foreign currency transaction gains of $0.7 million due to an increase in the value of the Canadian dollar and a $0.4 million increase in other net income sources.

Other expense of $9.5 million recorded during the three months ended March 31, 2020 consisted of $4.7 million of losses on investments purchased to fund our employee deferred compensation obligations, a $3.0 million adjustment to increase certain accrued liabilities acquired in the 2016 Progressive Waste acquisition and an increase in foreign currency transaction losses of $2.5 million due to a decrease in the value of the Canadian dollar, partially offset by a $0.7 million increase in other income sources.

Income Tax Provision.  Income taxes increased $11.6 million, or 36.4%, to $40.3 million for the three months ended March 31, 2021, from $28.7 million for the three months ended March 31, 2020. Our effective tax rate for the three months ended March 31, 2021 was 20.1%. Our effective tax rate for the three months ended March 31, 2020 was 16.7%.

The income tax provision for the three months ended March 31, 2021 included a benefit of $2.0 million from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

	Three Months Ended March 31,
	2021	2020
Commercial	$426,395	$416,507
Residential	400,819	365,731
Industrial and construction roll off	209,258	206,771
Total collection	1,036,472	989,009
Landfill	271,936	266,218
Transfer	189,323	180,765
Recycling	32,448	18,108
E&P	28,012	65,377
Intermodal and other	35,634	30,018
Intercompany	(197,883)	(197,091)
Total	$1,395,942	$1,352,404

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

Prior to July 2020, we managed our operations through five geographic solid waste operating segments and our E&P segment, which were also our reportable segments. As of July 2020, our Chief Operating Decision Maker determined that the E&P and Southern operating segments met all of the aggregation criteria and eliminated our E&P segment by combining all operations of the E&P segment into the Southern segment. After giving effect to this combination, our reportable segments consist of our five geographic operating segments and no longer include a separate E&P segment. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. The segment information presented herein reflects the realignment of these districts.  Segment results for the 2020 periods reflected in this report have been reclassified to reflect the realignment of our reportable segments for comparison with the same period in 2021.

At March 31, 2021, under the current orientation, our Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New Mexico, North Dakota, southern Oklahoma, western Tennessee, Texas, Wyoming and along the Gulf of Mexico; our Eastern segment services customers located in Delaware, northern Illinois, Kentucky, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central segment services customers located in Arizona, Colorado, southern Illinois, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and our Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands of U.S. dollars and as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2021		2020
Southern	$338,161	24.2%	$369,256	27.3%
Eastern	336,461	24.1	332,202	24.6
Western	297,004	21.3	271,981	20.1
Central	235,386	16.9	208,542	15.4
Canada	188,930	13.5	170,423	12.6
	$1,395,942	100.0%	$1,352,404	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands of U.S. dollars and as a percentage of segment revenues for the periods indicated:

	Three Months Ended March 31,
	2021		2020
Western	$93,825	31.6%	$81,029	29.8%
Southern	93,424	27.6%	106,319	28.8%
Eastern	89,121	26.5%	84,662	25.5%
Central	79,040	33.6%	73,151	35.1%
Canada	73,940	39.1%	59,398	34.9%
Corporate(a)	(750)	—	(3,631)	—
	$428,600	30.7%	$400,928	29.6%
(a)	The majority of Corporate expenses are allocated to the five operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the five operating segments and comprise the net EBITDA for our Corporate segment for the periods presented.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 10 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue and segment EBITDA for our reportable segments for the three month periods ended March 31, 2021, compared to the three month periods ended March 31, 2020, are discussed below:

Segment Revenue

Revenue in our Southern segment decreased $31.1 million, or 8.4%, to $338.2 million for the three months ended March 31, 2021, from $369.3 million for the three months ended March 31, 2020. The components of the decrease consisted of a decline in revenue at our E&P operations of $34.3 million, partially offset by an increase in revenue at our solid waste operations of $3.2 million. The $34.3 million decrease in revenue at our E&P operations was attributable to decreases in the demand for crude oil as a result of economic disruptions from the COVID-19 pandemic resulting in a drop in the value of crude oil, decreases in drilling and production activity levels and decreases in overall demand for our E&P waste services. The components of the $3.2 million increase in revenue at our solid waste operations consisted of net price increases of $13.5 million, higher prices for old corrugated cardboard and other paper products contributing to a $1.6 million increase in sales from recyclable commodities and other revenue increases of $0.3 million, partially offset by solid waste volume decreases of $10.4 million attributable primarily to COVID-19-related economic disruptions driving declines in commercial collection, roll off collection and municipal solid waste landfill volumes and net revenue reductions from divestitures closed subsequent to March 31, 2020 of $1.8 million.

Revenue in our Eastern segment increased $4.3 million, or 1.3%, to $336.5 million for the three months ended March 31, 2021, from $332.2 million for the three months ended March 31, 2020. The components of the increase consisted of net price increases of $13.2 million, net revenue growth from acquisitions closed subsequent to the three months ended March 31, 2020 of $9.6 million and higher prices for old corrugated cardboard and other paper products contributing to a $5.6 million increase in sales from recyclable commodities, partially offset by solid waste volume decreases of $24.1 million attributable primarily to COVID-19-related economic disruptions in our Northeastern markets driving declines in commercial collection, roll off collection, transfer station and landfill volumes.

Revenue in our Western segment increased $25.0 million, or 9.2%, to $297.0 million for the three months ended March 31, 2021, from $272.0 million for the three months ended March 31, 2020. The components of the increase consisted of solid waste volume increases of $9.8 million attributable to increased residential collection, transfer station and landfill municipal solid waste volumes, net revenue growth from acquisitions closed subsequent to the three months ended March 31, 2020 of $8.5 million, net price increases of $7.0 million and recyclable commodity revenue increases of $1.8 million due primarily to higher prices for old corrugated cardboard and higher volumes collected from residential recycling customers, partially offset by intermodal revenue decreases of $2.1 million due primarily to customer losses resulting in a reduction in intermodal cargo volumes.

Revenue in our Central segment increased $26.9 million, or 12.9%, to $235.4 million for the three months ended March 31, 2021, from $208.5 million for the three months ended March 31, 2020. The components of the increase consisted of revenue growth from acquisitions closed subsequent to the three months ended March 31, 2020 of $25.2 million, net price increases of $9.4 million and other revenue increases of $0.2 million, partially offset by solid waste volume decreases of $6.5 million due to the impact of COVID-19-related economic disruptions driving decreases in roll off collection and landfill municipal solid waste volumes and net revenue reductions from divestitures closed subsequent to March 31, 2020 of $1.4 million.

Revenue in our Canada segment increased $18.5 million, or 10.9%, to $188.9 million for the three months ended March 31, 2021, from $170.4 million for the three months ended March 31, 2020. The components of the increase consisted of $10.3 million resulting from a higher average foreign currency exchange rate in effect during the comparable reporting periods, net price increases of $9.2 million, $6.0 million resulting from higher prices for renewable energy credits associated with the generation of landfill gas, recyclable commodity revenue increases of $2.0 million due primarily to higher prices for old corrugated cardboard and higher volumes collected from residential recycling customers and other revenue increases of $0.3 million, partially offset by solid waste volume decreases of $9.3 million due to the net impact of COVID-19-related economic disruptions driving decreases in commercial collection, roll off and transfer station volumes.

Segment EBITDA

Segment EBITDA in our Western segment increased $12.8 million, or 15.8%, to $93.8 million for the three months ended March 31, 2021, from $81.0 million for the three months ended March 31, 2020. The increase was due primarily to an increase in revenues of $25.0 million, a decrease in intermodal rail expenses of $1.8 million due to customer losses resulting in a reduction in cargo volume, a collective decrease in travel, meeting, training, and community activity expenses of $0.9 million due to shelter at home and other restrictions on our employees due to the COVID-19 pandemic resulting in the cancellation of non-essential off-site activities, a decrease in expenses for auto and workers’ compensation claims of $0.9 million due primarily to adjustments recorded in the current year period to decrease projected losses on outstanding claims originally recorded prior to 2021 and a decrease in expenses for processing recyclable commodities of $0.8 million due to increased recyclable commodity values resulting in price reductions charged by third-party recycling processors, partially offset by a net $6.3 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in corporate overhead expense allocations of $3.7 million due to an increase in the overhead allocation rate resulting from an increase in corporate expenses qualifying for allocation, an increase in labor expenses of $1.9 million due primarily to employee pay increases exceeding the benefit in the current year period of one less calendar and business day due to leap year occurring in the prior year period, an increase in third party disposal expenses of $1.7 million due primarily to increased residential collection volumes requiring disposal at third party facilities, an increase in third-party trucking and transportation expenses of $1.2 million due primarily to higher residential collection tonnage increasing transfer station volumes and landfill volumes in certain markets that require transportation services to our disposal sites, an increase in employee medical benefits expenses of $1.0 million due to an increase in medical visits and other expense increases of $0.8 million.

Segment EBITDA in our Southern segment decreased $12.9 million, or 12.1%, to $93.4 million for the three months ended March 31, 2021, from $106.3 million for the three months ended March 31, 2020. The decrease was due to a decline in E&P revenues of $34.3 million, an increase in corporate overhead expense allocations to our solid waste operations of $3.5 million due to an increase in the overhead allocation rate resulting from an increase in corporate expenses qualifying for allocation, an increase in subcontracted hauling services at our solid waste operations of $2.7 million due to outsourcing the servicing of certain non-strategic contracts and commercial collection customers to third party haulers, an increase in employee medical benefits expenses of $1.4 million due to an increase in medical visits and a decrease to EBITDA of $0.9 million from operations disposed of subsequent to the three months ended March 31, 2020, partially offset by a decrease in expenses for auto and workers’ compensation claims of $6.4 million at our solid waste operations due primarily to higher claims severity in the prior year period and adjustments recorded in the current year period to decrease projected losses on outstanding claims originally recorded prior to 2021, an increase in revenues at our solid waste operations of $5.0 million from organic growth and acquisitions, a decrease in labor expenses of $2.3 million due primarily to one less calendar and business day in the current year period due to leap year in the prior year period and a decrease in employee hours worked due to commercial and roll off collection volume declines, a decrease in third party disposal expenses at our solid waste operations of $1.7 million due primarily to declines in commercial and roll off collection volumes, a collective decrease in travel, meeting, training, and community activity expenses at our solid waste operations of $1.0 million due to shelter at home and other restrictions on our employees due to the COVID-19 pandemic resulting in the cancellation of non-essential off-site activities, a decrease in fuel expense at our solid waste operations of $0.9 million due to declines in the volume of fuel used in our operations, a net $1.2 million decrease in all other expenses at our solid waste operations and the following expense decreases at our E&P operations which were directly attributable to the decline in E&P volumes and corresponding decline in E&P revenues: a decrease in labor expenses of $3.0 million, a decrease in operating activities outsourced to third-parties of $2.1 million, a decrease in equipment and property repair and maintenance expenses of $2.1 million, a decrease in corporate overhead expense allocations of $0.7 million as the calculation of the overhead allocation rate from corporate is based upon revenues, a decrease in equipment rental expenses of $0.6 million, a decrease in fuel expense of $0.5 million, a decrease in royalty expenses paid on revenues of $0.5 million, a decrease in travel, meetings and training expenses of $0.5 million, a decrease in third-party trucking and transportation services of $0.4 million, a decrease in landfill operating supplies of $0.4 million and $0.6 million of other net expense decreases.

Segment EBITDA in our Eastern segment increased $4.4 million, or 5.3%, to $89.1 million for the three months ended March 31, 2021, from $84.7 million for the three months ended March 31, 2020. The increase was due primarily to an increase in revenues of $4.3 million, a decrease in third-party trucking and transportation expenses of $1.7 million attributable to declines in commercial and roll off collection volumes requiring third-party transportation services, a decrease in labor expenses of $1.5 million due to lower headcount resulting from reductions in the number of routes needed to service our collection customers, a decrease in truck, container, equipment and facility maintenance and repair expenses of $1.5 million due to a decrease in the number of routed vehicles and reductions in equipment operating hours, a decrease in expenses for uncollectible accounts receivable of $1.4 million due primarily to collections in the current period of customer accounts deemed uncollectible in prior periods, a decrease in leachate disposal expenses of $1.1 million due to increased on-site treatment of leachate and the prior year period incurring higher costs to dispose of leachate in newly constructed landfill cells, a decrease in expenses for auto and workers’ compensation claims of $1.0 million due primarily to adjustments recorded in the current year period to decrease projected losses on outstanding claims originally recorded prior to 2021, a decrease in expenses for processing recyclable commodities of $0.9 million due to declines in commercial recycling volumes, a decrease in fuel expense of $0.7 million due to reductions in collection routes and equipment hours operated resulting in declines in the volume of fuel used in our operations and a collective decrease in travel, meeting, training, and community activity expenses of $0.5 million due to shelter at home and other restrictions on our employees due to the COVID-19 pandemic resulting in the cancellation of non-essential off-site activities, partially offset by a net $5.0 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in corporate overhead expense allocations of $3.9 million due to an increase in the overhead allocation rate resulting from an increase in corporate expenses qualifying for allocation, an increase in employee medical benefits expenses of $1.1 million due to an increase in medical visits and other expense increases of $0.2 million.

Segment EBITDA in our Central segment increased $5.8 million, or 8.0%, to $79.0 million for the three months ended March 31, 2021, from $73.2 million for the three months ended March 31, 2020. The increase was due primarily to an increase in revenues of $28.3 million from organic growth and acquisitions and a collective decrease in travel, meeting, training, and community activity expenses of $0.5 million due to shelter at home and other restrictions on our employees due to the COVID-19 pandemic resulting in the cancellation of non-essential off-site activities, partially offset by a net $15.7 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in corporate overhead expense allocations of $3.2 million due to an increase in the overhead allocation rate resulting from an increase in corporate expenses qualifying for allocation, an increase in labor expenses of $1.5 million due primarily to employee pay increases exceeding the benefit in the current year period of one less calendar and business day due to leap year occurring in the prior year period, an increase in employee medical benefits expenses of $1.1 million due to an increase in medical visits, an increase in expenses for uncollectible accounts receivable of $0.9 million due primarily to the prior period benefiting from the collection of certain accounts previously deemed uncollectible and other expense increases of $0.6 million.

Segment EBITDA in our Canada segment increased $14.5 million, or 24.5%, to $73.9 million for the three months ended March 31, 2021, from $59.4 million for the three months ended March 31, 2020. The increase was comprised of an increase of $10.8 million assuming foreign currency parity during the comparable reporting periods and an increase of $3.7 million from a higher average foreign currency exchange rate in effect during the comparable reporting periods. The $10.8 million increase, which assumes foreign currency parity, was due primarily to an increase in revenues of $8.2 million, a decrease in third-party disposal expenses of $1.4 million attributable to declines in commercial and roll off collection volumes requiring disposal at third-party locations, a decrease in expenses for uncollectible accounts receivable of $0.8 million due primarily to collections in the current period of customer accounts deemed uncollectible in prior periods and a collective decrease in travel, meeting, training, and community activity expenses of $0.4 million due to shelter at home and other restrictions on our employees due to the COVID-19 pandemic resulting in the cancellation of non-essential off-site activities.

Segment EBITDA at Corporate increased $2.9 million, to a loss of $0.7 million for the three months ended March 31, 2021, from a loss of $3.6 million for the three months ended March 31, 2020. The increase was due to an increase in corporate overhead allocated through charges to our segments of $13.9 million due to an increase in expenses qualifying for allocation, a decrease in equity-based compensation expenses of $3.4 million associated with an adjustment during the prior year period of our common shares held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options, a collective decrease in travel, meeting, training and community activity expenses of $2.2 million due to shelter at home and other restrictions on our employees due to the COVID-19 pandemic resulting in the cancellation of non-essential off-site activities, a decrease in direct acquisition expenses of $0.6 million due to a decrease in acquisition activity in the comparable periods and a decrease in equity-compensation expenses of $0.6 million due primarily to a decrease in the amount of performance-based restricted share units granted in 2019 and 2020 estimated to ultimately vest based on the achievement of required financial performance results, partially offset by an increase in accrued cash incentive compensation expense to our management and non-management employees of $8.5 million, an increase in deferred compensation expenses of $5.7 million as a result of decreases in the market value of investments to which employee deferred compensation liability balances are tracked, an increase in professional fees of $1.8 million due primarily to adjustments recorded during the prior year period to reduce estimated accrued liabilities associated with unbilled legal services, an increase in share-based compensation expenses of $1.2 million due primarily to increased average share price values in the current period for equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016 which are subject to valuation adjustments each period based on changes in fair value and $0.6 million of other net expense increases.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the three months ended March 31, 2021 and 2020 (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by operating activities	$400,396	$369,586
Net cash used in investing activities	(100,553)	(133,626)
Net cash provided by (used in) financing activities	(165,482)	627,389
Effect of exchange rate changes on cash, cash equivalents and restricted cash	403	(2,364)
Net increase in cash, cash equivalents and restricted cash	134,764	860,985
Cash, cash equivalents and restricted cash at beginning of period	714,389	423,221
Cash, cash equivalents and restricted cash at end of period	$849,153	$1,284,206

Operating Activities Cash Flows

For the three months ended March 31, 2021, net cash provided by operating activities was $400.4 million. For the three months ended March 31, 2020, net cash provided by operating activities was $369.6 million. The $30.8 million increase was due primarily to the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $21.6 million from an increase in net income, excluding depreciation, amortization of intangibles, share-based compensation, adjustments to and payments of contingent consideration recorded in earnings and loss on disposal of assets and impairments, due primarily to price increases, earnings from acquisitions closed subsequent to the three months ended March 31, 2020, earnings generated from the increased sales of recyclable commodities and renewal energy credits associated with the generation of landfill gas and an increase in the average Canadian dollar to U.S. dollar currency exchange rate offsetting a decline in earnings at our E&P operations, as well as solid waste volume losses resulting from the COVID-19 pandemic.
2)	Other long-term liabilities — Our increase in net cash provided by operating activities was favorably impacted by $19.3 million from other long-term liabilities, as changes in other long-term liabilities resulted in an increase to operating cash flows of $6.1 million for the three months ended March 31, 2021, compared to a decrease to operating cash flows of $13.2 million for the three months ended March 31, 2020. The increase for the three months ended March 31, 2021 was primarily attributable to the receipt of funds associated with the eminent domain purchase of an operating facility that will be replaced with a newly constructed facility in a future period. The decrease for the three months ended March 31, 2020 was primarily attributable to declines in our deferred compensation liabilities due to distributions and the cash settlement of equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016.
3)	Prepaid expenses — Our increase in net cash provided by operating activities was favorably impacted by $15.7 million from prepaid expenses due primarily to a decrease in prepaid insurance and prepaid vendor payments. Our prepaid expenses at March 31, 2021 include $49.7 million of prepaid income taxes.

4)	Deferred revenue — Our increase in net cash provided by operating activities was favorably impacted by $9.8 million from deferred revenue as changes in deferred revenue resulted in an increase to operating cash flows of $8.9 million for the three months ended March 31, 2021, compared to a decrease to operating cash flows of $0.9 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, deferred revenue increased due to price increases on our advanced billed residential and commercial collection services, the timing of bi-monthly advance service billings and a landfill in our Southern segment receiving a $3.3 million advance payment for future disposal services. During the three months ended March 31, 2020, our deferred revenue decreased due primarily to commercial collection customer closures resulting from the COVID-19 pandemic that began in March 2020 which reduced the amount of advance service billings sent to our customers.
5)	Deferred income taxes — Our increase in net cash provided by operating activities was unfavorably impacted by $14.9 million from deferred income taxes as changes in deferred income taxes resulted in an increase to operating cash flows of $8.4 million for the three months ended March 31, 2021, compared to an increase to operating cash flows of $23.3 million for the three months ended March 31, 2020. The higher increase in deferred taxes in the prior year period was attributable to increased capital expenditures providing tax benefits resulting from accelerated tax depreciation.
6)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was unfavorably impacted by $10.8 million from accounts payable and accrued liabilities due primarily to the timing of interest payments and payroll cycles.

As of March 31, 2021, we had a working capital surplus of $397.1 million, including cash and equivalents of $743.5 million.  Our working capital surplus increased $17.5 million from a working capital surplus of $379.6 million at December 31, 2020 including cash and equivalents of $617.3 million, due primarily to the impact of increased cash balances, decreased accounts payable and decreased book overdraft being partially offset by an increase in the current portion of notes payable, higher deferred revenue and a reduction in accounts receivable. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $33.0 million to $100.6 million for the three months ended March 31, 2021, from $133.6 million for the three months ended March 31, 2020. The significant components of the decrease included the following:

1)	A decrease in capital expenditures of $41.0 million due to decreases in vehicles for our collection operations and landfill site costs; less
2)	An increase in cash paid for acquisitions of $2.6 million.

Financing Activities Cash Flows

Net cash used in financing activities increased $792.9 million to net cash used in financing activities of $165.5 million for the three months ended March 31, 2021, from net cash provided by financing activities of $627.4 million for the three months ended March 31, 2020. The significant components of the increase included the following:

1)	An increase from the net change in long-term borrowings of $825.6 million (long-term borrowings decreased $5.4 million during the three months ended March 31, 2021 and increased $820.2 million during the three months ended March 31, 2020) due primarily to maintaining a portion of the proceeds from our 2050 Senior Notes offering in March 2020 in cash and borrowing on our credit facility in March 2020 to provide us with additional available cash reserves;
2)	An increase in book overdraft of $13.0 million due primarily to maintaining additional funds in our bank accounts that are used to fund outstanding checks; and

3)	An increase in cash dividends paid of $5.9 million due primarily to an increase in our quarterly dividend rate for the three months ended March 31, 2021 to $0.205 per share, from $0.185 per share for the three months ended March 31, 2020; less
4)	A decrease in payments to repurchase our common shares of $39.7 million due to fewer shares repurchased;
5)	A decrease in debt issuance costs of $10.9 million due to the prior year period including costs incurred for the issuance of our 2030 Senior Notes and 2050 Senior Notes; and
6)	A decrease in tax withholdings related to net share settlements of equity-based compensation of $4.6 million due to a decrease in the value of equity-based compensation awards vesting.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

On July 23, 2020, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 13,144,773 of our common shares during the period of August 10, 2020 to August 9, 2021 or until such earlier time as the NCIB is completed or terminated at our option. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Executive Vice President and Chief Financial Officer at (832) 442-2200.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of our common shares and overall market conditions. All common shares purchased under the NCIB will be immediately cancelled following their repurchase.  Information regarding our NCIB can be found under the “Shareholders’ Equity” section in Note 16 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2020, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.02, from $0.185 to $0.205 per share.  Cash dividends of $53.9 million and $48.0 million were paid during the three months ended March 31, 2021 and 2020, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $96.8 million in capital expenditures for property and equipment during the three months ended March 31, 2021, and we expect to make total capital expenditures for property and equipment of approximately $625 million in 2021.  We have funded and intend to fund the balance of our planned 2021 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and solid waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital. Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of March 31, 2021, $650.0 million under the term loan and $204.0 million under the revolving credit facility were outstanding under our Credit Agreement, exclusive of outstanding standby letters of credit of $118.4 million. We also have issued $6.8 million of letters of credit at March 31, 2021 under facilities other than the Credit Agreement.  Our Credit Agreement matures in March 2023.

We are a well-known seasoned issuer with an effective shelf registration statement on Form S-3 filed with the SEC in May 2018, which registers an unspecified amount of debt securities, including debentures, notes or other types of debt.   In the future, we may issue debt securities under our shelf registration statement or in private placements from time to time on an opportunistic basis, based on market conditions and available pricing. Unless otherwise indicated in the relevant offering documents, we expect to use the proceeds from any such offerings for general corporate purposes, including repaying, redeeming or repurchasing debt, acquiring additional assets or businesses, capital expenditures and increasing our working capital.

As of March 31, 2021, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$4,744,690	$105,386	$1,340,226	$536,585	$2,762,493
Cash interest payments	$1,217,092	$160,761	$268,554	$203,981	$583,796
Contingent consideration	$86,498	$42,360	$5,724	$3,224	$35,190
Operating leases	$213,877	$28,245	$67,921	$43,115	$74,596
Final capping, closure and post-closure	$1,500,547	$16,726	$40,739	$9,541	$1,433,541

____________________

Long-term debt payments include:

1)	$204.0 million in principal payments due March 2023 related to our revolving credit facility under our Credit Agreement. We may elect to draw amounts on our Credit Agreement in U.S. dollar LIBOR rate loans, U.S. dollar base rate loans, Canadian-based bankers’ acceptances, and Canadian dollar prime rate loans. At March 31, 2021, $200.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. LIBOR rate loans, which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 1.31% on such date) and $4.0 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, which bear interest at the Canadian Dollar Offered Rate plus the applicable acceptance fee (for a total rate of 1.61% on such date).
2)	$650.0 million in principal payments due March 2023 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At March 31, 2021, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 1.31% on such date).
3)	$100.0 million in principal payments due 2021 related to our 2021 Senior Notes. The 2021 Senior Notes bear interest at a rate of 4.64%. We redeemed the 2021 Senior Notes on April 1, 2021.
4)	$150.0 million in principal payments due 2021 related to our New 2021 Senior Notes. The New 2021 Senior Notes bear interest at a rate of 2.39%. We have recorded this obligation in the payments due in 1 to 3 years category in the table above as we have the intent and ability to redeem the New 2021 Senior Notes on June 1, 2021 using borrowings under our Credit Agreement.
5)	$125.0 million in principal payments due 2022 related to our 2022 Senior Notes. The 2022 Senior Notes bear interest at a rate of 3.09%.
6)	$200.0 million in principal payments due 2023 related to our 2023 Senior Notes. The 2023 Senior Notes bear interest at a rate of 2.75%.
7)	$150.0 million in principal payments due 2024 related to our 2024 Senior Notes. The 2024 Senior Notes bear interest at a rate of 3.24%.
8)	$375.0 million in principal payments due 2025 related to our 2025 Senior Notes. The 2025 Senior Notes bear interest at a rate of 3.41%.

9)	$400.0 million in principal payments due 2026 related to our 2026 Senior Notes. The 2026 Senior Notes bear interest at a rate of 3.03%.
10)	$250.0 million in principal payments due 2027 related to our 2027 Senior Notes. The 2027 Senior Notes bear interest at a rate of 3.49%.
11)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
12)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
13)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
14)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
15)	$38.0 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at March 31, 2021, and have maturity dates ranging from 2028 to 2036.
16)	$9.8 million in principal payments related to our financing leases. Our financing leases bear interest at a rate of 1.89% at March, 31 2021, and have a lease expiration date of 2026.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin, the base rate plus the applicable base rate margin, the Canadian Dollar Offered Rate plus the applicable acceptance fee and the Canadian prime rate plus the applicable prime rate margin at March 31, 2021. We assumed the Credit Agreement is paid off when it matures in March 2023.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $67.0 million recorded as liabilities in our Condensed Consolidated Financial Statements at March 31, 2021, and $19.5 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$116,619	$82,673	$33,946	$—	$—

____________________

(1)	We are party to unconditional purchase obligations. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At March 31, 2021, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 46.7 million gallons remaining to be purchased for a total of $116.6 million. The current fuel purchase contracts expire on or before

December 31, 2023. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2021, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $1.242 billion and $1.210 billion at March 31, 2021 and December 31, 2020, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2021, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the three month periods ended March 31, 2021 and 2020, at all of our landfills during the respective period, is shown below (tons in thousands):

	Three Months Ended March 31,
	2021		2020
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	87	10,189	88	10,843
Operated landfills	4	127	4	133
	91	10,316	92	10,976

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the three month periods ended March 31, 2021 and 2020, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by operating activities	$400,396	$369,586
Less: Change in book overdraft	(16,849)	(3,848)
Plus: Proceeds from disposal of assets	2,080	3,499
Less: Capital expenditures for property and equipment	(96,793)	(137,781)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	520	—
Transaction-related expenses (b)	526	1,146
Pre-existing Progressive Waste share-based grants (c)	97	6,440
Tax effect (d)	(188)	(3,318)
Adjusted free cash flow	$289,789	$235,724

____________________

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the addback of acquisition-related transaction costs.
(c)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.
(d)	The aggregate tax effect of footnotes (a) through (c) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three month periods ended March 31, 2021 and 2020, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2021	2020
Net income attributable to Waste Connections	$160,309	$143,035
Less: Net loss attributable to noncontrolling interests	(2)	(142)
Plus: Income tax provision	40,291	28,734
Plus: Interest expense	42,425	37,990
Less: Interest income	(1,103)	(2,175)
Plus: Depreciation and amortization	189,594	182,459
Plus: Closure and post-closure accretion	3,709	3,908
Plus: Impairments and other operating items	634	1,506
Plus (less): Other expense (income), net	(3,548)	9,521
Adjustments:
Plus: Transaction-related expenses (a)	526	1,146
Plus: Fair value changes to equity awards (b)	339	2,541
Adjusted EBITDA	$433,174	$408,523

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three month periods ended March 31, 2021 and 2020, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Reported net income attributable to Waste Connections	$160,309	$143,035
Adjustments:
Amortization of intangibles (a)	32,192	31,638
Impairments and other operating items (b)	634	1,506
Transaction-related expenses (c)	526	1,146
Fair value changes to equity awards (d)	339	2,541
Tax effect (e)	(8,543)	(9,304)
Adjusted net income attributable to Waste Connections	$185,457	$170,562

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.61	$0.54
Adjusted net income	$0.70	$0.65

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	The aggregate tax effect of the adjustments in footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risk, including changes in interest rates and prices of certain commodities, and to a lesser extent, foreign currency exchange rate risks. We use hedge agreements to manage a portion of our risks related to interest rates and fuel prices. While we are exposed to credit risk in the event of non-performance by counterparties to our hedge agreements, in all cases such counterparties are highly rated financial institutions and we do not anticipate non-performance under current market conditions. We do not hold or issue derivative financial instruments for trading purposes. We monitor our hedge positions by regularly evaluating the positions at market and by performing sensitivity analyses over the unhedged fuel and variable rate debt positions.

At March 31, 2021, our derivative instruments included six interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at March 31, 2021 and December 31, 2020, of $4.0 million and $3.7 million, respectively, including floating rate debt under our Credit Agreement. A one percentage point increase in interest rates on our variable-rate debt as of March 31, 2021 and December 31, 2020, would decrease our annual pre-tax income by approximately $0.1 million and $0.1 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At March 31, 2021, we had no fuel hedge agreements in place; however, we have entered into fixed price fuel purchase contracts for 2021 as described below.

For the year ending December 31, 2021, we expect to purchase approximately 79.6 million gallons of fuel, of which 40.7 million gallons will be purchased at market prices and 38.9 million gallons will be purchased under our fixed price fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the nine month period of April 1, 2021 to December 31, 2021, we expect to purchase approximately 30.5 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining nine months in 2021 would decrease our pre-tax income during this period by approximately $3.1 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the three months ended March 31, 2021 and 2020, would have had a $3.1 million and $1.8 million impact on revenues for the three months ended March 31, 2021 and 2020, respectively.

We have operations in Canada and, where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating costs. However, the impact of foreign currency has not materially affected our results of operations in 2020 or 2021. A $0.01 change in the Canadian dollar to U.S. dollar exchange rate would impact our annual revenue and EBITDA by approximately $10.1 million and $4.0 million, respectively.

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

Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded as of March 31, 2021, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Information regarding our legal proceedings can be found in Note 17 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On July 23, 2020, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our NCIB to purchase up to 13,144,773 of our common shares during the period of August 10, 2020 to August 9, 2021 or until such earlier time as the NCIB is completed or terminated at our option. The renewal followed the conclusion of our NCIB that expired August 7, 2020.  We received TSX approval for our annual renewal of the NCIB on August 5, 2020.  Under the NCIB, we may make share repurchases only in the open market, including on the NYSE, the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of the common shares and overall market conditions.  All common shares purchased under the NCIB shall be immediately cancelled following their repurchase. As of March 31, 2021, we have repurchased 0.7 million of our common shares pursuant to the NCIB at an aggregate cost of $66.0 million, or an average price of $99.07 per share.  The table below reflects repurchases we made during the three months ended March 31, 2021 (in thousands of U.S. dollars, except share and per share amounts):

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share (1)	Program	the Program
1/1/21 - 1/31/21	200,000	$99.43	200,000	12,944,773
2/1/21 - 2/28/21	466,184	$98.92	466,184	12,478,589
3/1/21 - 3/31/21	—	$-	—	12,478,589
	666,184	$99.07	666,184

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Item 6.Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2017)
3.2	Articles of Amalgamation (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 7, 2016)
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 7, 2016)
3.4	By-law No. 1 of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed on June 7, 2016)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: April 29, 2021	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman
President and Chief Executive Officer

Date: April 29, 2021	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Executive Vice President and Chief Financial Officer