Form 10-Q
period 2021-06-30
Waste Connections, Inc.
filed 2021-08-05
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of July 23, 2021: 260,517,909 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and equivalents	$727,395	$617,294
Accounts receivable, net of allowance for credit losses of $19,527 and $19,380 at June 30, 2021 and December 31, 2020, respectively	649,561	630,264
Prepaid expenses and other current assets	129,487	160,714
Total current assets	1,506,443	1,408,272

Restricted cash	110,367	97,095
Restricted investments	59,825	57,516
Property and equipment, net	5,249,904	5,284,506
Operating lease right-of-use assets	169,523	170,923
Goodwill	5,818,749	5,726,650
Intangible assets, net	1,102,516	1,155,079
Other assets, net	88,880	92,323
Total assets	$14,106,207	$13,992,364
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$326,085	$290,820
Book overdraft	16,902	17,079
Deferred revenue	250,254	233,596
Accrued liabilities	411,333	404,923
Current portion of operating lease liabilities	37,352	30,671
Current portion of contingent consideration	43,359	43,297
Current portion of long-term debt and notes payable	6,997	8,268
Total current liabilities	1,092,282	1,028,654

Long-term portion of debt and notes payable	4,762,857	4,708,678
Long-term portion of operating lease liabilities	139,329	147,223
Long-term portion of contingent consideration	24,670	28,439
Deferred income taxes	772,867	760,044
Other long-term liabilities	445,602	455,888
Total liabilities	7,237,607	7,128,926

Commitments and contingencies (Note 18)

Equity:
Common shares: 260,506,316 shares issued and 260,433,450 shares outstanding at June 30, 2021; 262,899,174 shares issued and 262,824,990 shares outstanding at December 31, 2020	3,724,859	4,030,368
Additional paid-in capital	172,232	170,555
Accumulated other comprehensive income (loss)	78,265	(651)
Treasury shares: 72,866 and 74,184 shares at June 30, 2021 and December 31, 2020, respectively	—	—
Retained earnings	2,889,027	2,659,001
Total Waste Connections’ equity	6,864,383	6,859,273
Noncontrolling interest in subsidiaries	4,217	4,165
Total equity	6,868,600	6,863,438
	$14,106,207	$13,992,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$1,533,931	$1,305,782	$2,929,874	$2,658,187
Operating expenses:
Cost of operations	901,191	785,710	1,727,111	1,601,134
Selling, general and administrative	157,943	132,158	299,365	268,210
Depreciation	169,221	151,230	326,624	302,051
Amortization of intangibles	32,707	31,771	64,899	63,409
Impairments and other operating items	6,081	437,270	6,715	438,777
Operating income (loss)	266,788	(232,357)	505,160	(15,394)

Interest expense	(41,328)	(40,936)	(83,753)	(78,926)
Interest income	744	1,317	1,848	3,493
Other income (expense), net	(1,235)	5,772	2,312	(3,749)
Income (loss) before income tax provision	224,969	(266,204)	425,567	(94,576)

Income tax (provision) benefit	(47,868)	38,737	(88,159)	10,003
Net income (loss)	177,101	(227,467)	337,408	(84,573)
Plus (less): Net loss (income) attributable to noncontrolling interests	(54)	395	(52)	536
Net income (loss) attributable to Waste Connections	$177,047	$(227,072)	$337,356	$(84,037)

Earnings (loss) per common share attributable to Waste Connections’ common shareholders:
Basic	$0.68	$(0.86)	$1.29	$(0.32)
Diluted	$0.68	$(0.86)	$1.29	$(0.32)

Shares used in the per share calculations:
Basic	260,951,405	262,994,275	261,791,088	263,390,685
Diluted	261,418,573	262,994,275	262,269,600	263,390,685

Cash dividends per common share	$0.205	$0.185	$0.410	$0.370

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$177,101	$(227,467)	$337,408	$(84,573)

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	5,061	2,142	9,857	1,702
Changes in fair value of interest rate swaps	(6,257)	(11,867)	14,482	(69,893)
Foreign currency translation adjustment	32,973	83,093	61,027	(101,624)
Other comprehensive income (loss), before tax	31,777	73,368	85,366	(169,815)
Income tax (expense) benefit related to items of other comprehensive income (loss)	317	2,577	(6,450)	18,071
Other comprehensive income (loss), net of tax	32,094	75,945	78,916	(151,744)
Comprehensive income (loss)	209,195	(151,522)	416,324	(236,317)
Plus (less): Comprehensive loss (income) attributable to noncontrolling interests	(54)	395	(52)	536
Comprehensive income (loss) attributable to Waste Connections	$209,141	$(151,127)	$416,272	$(235,781)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	LOSS	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2020	262,824,990	$4,030,368	$170,555	$(651)	74,184	$—	$2,659,001	$4,165	$6,863,438
Sale of common shares held in trust	1,318	131	—	—	(1,318)	—	—	—	131
Vesting of restricted share units	340,529	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	154,251	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	19,150	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(186,039)	—	(18,490)	—	—	—	—	—	(18,490)
Equity-based compensation	—	—	9,573	—	—	—	—	—	9,573
Exercise of warrants	3,490	—	—	—	—	—	—	—	—
Repurchase of common shares	(666,184)	(65,999)	—	—	—	—	—	—	(65,999)
Cash dividends on common shares	—	—	—	—	—	—	(53,909)	—	(53,909)
Amounts reclassified into earnings, net of taxes	—	—	—	3,525	—	—	—	—	3,525
Changes in fair value of cash flow hedges, net of taxes	—	—	—	15,243	—	—	—	—	15,243
Foreign currency translation adjustment	—	—	—	28,054	—	—	—	—	28,054
Net income (loss)	—	—	—	—	—	—	160,309	(2)	160,307
Balances at March 31, 2021	262,491,505	3,964,500	161,638	46,171	72,866	—	2,765,401	4,163	6,941,873
Vesting of restricted share units	647	—	—	—	—	—	—	—	—
Fair value adjustment for common shares in deferred compensation plan exchanged for other investment options	—	—	(1,177)	—	—	—	—	—	(1,177)
Tax withholdings related to net share settlements of equity-based compensation	(176)	—	(20)	—	—	—	—	—	(20)
Equity-based compensation	—	—	11,791	—	—	—	—	—	11,791
Exercise of warrants	21,280	—	—	—	—	—	—	—	—
Repurchase of common shares	(2,079,806)	(239,641)	—	—	—	—	—	—	(239,641)
Cash dividends on common shares	—	—	—	—	—	—	(53,421)	—	(53,421)
Amounts reclassified into earnings, net of taxes	—	—	—	3,720	—	—	—	—	3,720
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(4,599)	—	—	—	—	(4,599)
Foreign currency translation adjustment	—	—	—	32,973	—	—	—	—	32,973
Net income	—	—	—	—	—	—	177,047	54	177,101
Balances at June 30, 2021	260,433,450	$3,724,859	$172,232	$78,265	72,866	$—	$2,889,027	$4,217	$6,868,600

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

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$337,408	$(84,573)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of assets and impairments	6,229	420,169
Depreciation	326,624	302,051
Amortization of intangibles	64,899	63,409
Deferred income taxes, net of acquisitions	3,520	(66,821)
Amortization of debt issuance costs	2,689	4,783
Share-based compensation	28,724	24,643
Interest accretion	8,199	8,512
Payment of contingent consideration recorded in earnings	(520)	—
Adjustments to contingent consideration	89	16,794
Other	(1,118)	1,596
Net change in operating assets and liabilities, net of acquisitions	71,735	62,622
Net cash provided by operating activities	848,478	753,185

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(67,493)	(86,325)
Capital expenditures for property and equipment	(271,392)	(268,711)
Capital expenditures for undeveloped landfill property	—	(16,450)
Proceeds from disposal of assets	7,906	10,642
Other	(1,815)	888
Net cash used in investing activities	(332,794)	(359,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	311,000	1,790,625
Principal payments on notes payable and long-term debt	(267,050)	(1,484,118)
Payment of contingent consideration recorded at acquisition date	(5,595)	(2,251)
Change in book overdraft	(190)	(606)
Payments for repurchase of common shares	(305,640)	(105,654)
Payments for cash dividends	(107,330)	(96,912)
Tax withholdings related to net share settlements of equity-based compensation	(18,510)	(23,291)
Debt issuance costs	—	(10,957)
Proceeds from sale of common shares held in trust	131	679
Net cash provided by (used in) financing activities	(393,184)	67,515

Effect of exchange rate changes on cash, cash equivalents and restricted cash	873	(541)

Net increase in cash, cash equivalents and restricted cash	123,373	460,203
Cash, cash equivalents and restricted cash at beginning of period	714,389	423,221
Cash, cash equivalents and restricted cash at end of period	$837,762	$883,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three and six month periods ended June 30, 2021 and 2020. In the opinion of management, the accompanying balance sheets and related interim statements of net income (loss), comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

The guidance is effective upon issuance.  The guidance on contract modifications is applied prospectively from March 12, 2020.  It may also be applied to modifications of existing contracts made earlier in the interim period that includes the effective date.  The guidance on hedging is applied to eligible hedging relationships existing as of the beginning of the interim period that includes the effective date and to new eligible hedging relationships entered into after the beginning of that interim period.  The relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date.  However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022.  The Company is currently assessing the potential impact of implementing this new guidance on its consolidated financial statements.  The Company had a combined $1,151,000 of U.S. based LIBOR loans as of June 30, 2021. The Company estimates that if the reference rate for these loans had transitioned from LIBOR to SOFR as of June 30, 2021, the impact to annual interest expense would have been an increase of less than $1,000. To the extent that the transition away from the use of LIBOR might affect the Company’s ability to maintain cash flow hedge accounting as described in Note 12, the relief is expected to permit the Company to maintain that cash flow hedge accounting.

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

4.RECLASSIFICATION

As disclosed within Note 11 to the financial statements, segment information reported in the Company’s prior year has been reclassified to conform to the 2021 presentation.

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

Through June 30, 2020, the Company’s reporting units consisted of its five geographic solid waste operating segments and its non-hazardous oil and natural gas exploration and production (“E&P”) waste treatment, recovery and disposal services segment.  As of July 2020, the Company combined all operations of the E&P segment into the Southern segment, based on the Company’s determination that the two operating segments met the aggregation criteria, and eliminated the E&P segment.

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

The demand for the Company’s E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile. Macroeconomic and geopolitical conditions, including a significant decline in oil prices occurring in 2020 driven by both surplus production and supply, as well as the decrease in demand caused by factors including the coronavirus disease 2019 (“COVID-19”) pandemic, resulted in decreased levels of oil and natural gas exploration and production activity and a corresponding decrease in demand for the Company’s E&P waste services in 2020 and 2021.  During the three months ended June 30, 2020, total revenue for the Company’s E&P segment declined 43.3%, compared to the prior year period, on oil rig count declines of over 60% in certain basins.  The most impacted basins included the Williston Basin in North Dakota, the Eagle Ford Basin in Texas and the Powder River Basin in Wyoming, all of which have relatively high costs associated with drilling, making them less attractive than other basins, including the Permian Basin in Texas and New Mexico.  Additionally, across the industry there was uncertainty regarding future demand for oil and related services, as noted by several energy companies during 2020, many of whom are customers of the Company’s E&P operations.  These companies wrote down the values of their oil and gas assets in anticipation of the potential for the decarbonization of their energy product mix given an increased global focus on reducing greenhouse gases and addressing climate change. Such uncertainty regarding global demand had a significant impact on the investment and operating plans of the Company’s E&P waste customers in the basins where the Company operates.

The decrease in E&P activity, together with market expectations of a likely slow recovery in oil prices, reduced the expected future period cash flows of the Company’s E&P operations.  Based on these events, the Company concluded that a triggering event occurred which required the Company to perform an impairment test of the property and equipment and intangible assets of its E&P operations as of June 30, 2020 using July 2020 industry projections for drilling activity by basin as the basis for expectations about future activity.  Based upon the results of the impairment test, the Company concluded that the carrying value exceeded the projected undiscounted cash flows of four E&P landfills. The next step was to calculate the fair value of these four landfills using an income approach employing a discounted cash flow (DCF) model over the lesser of 40 years or the remaining life of each landfill. Additional key assumptions used in the DCF model included a discount rate of 12% applied to the cash flows, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas E&P activity during the forecast period at each location, gross margins based on estimated operating expense requirements during the forecast period, estimated capital expenditures over the forecast period and income taxes based on the estimated federal and state income tax rates applicable during the cash flow periods, all of which were classified as Level 3 in the fair value hierarchy. For each of the four landfills, the carrying value exceeded the calculated discounted fair value, resulting in the recording of an impairment charge of $417,384 to Impairments and other operating items in the Condensed Consolidated Statements of Net Income (Loss) during the three months ended June 30, 2020.  The four landfills had $0 of intangible assets at June 30, 2020; therefore, no impairment charge was attributable to intangible assets. The impairment charge reduced the carrying value of property and equipment by $417,384. If the estimated annual cash flows in the DCF model for each asset or asset group tested was changed by 10%, the resulting impairment charge would change by approximately $3,000.

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

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

6.REVENUE

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, E&P services, and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commercial	$444,044	$375,427	$870,439	$791,935
Residential	416,975	378,188	817,794	743,919
Industrial and construction roll off	237,300	194,457	446,558	401,228
Total collection	1,098,319	948,072	2,134,791	1,937,082
Landfill	327,124	280,619	599,060	546,836
Transfer	217,133	189,085	406,456	369,851
Recycling	41,539	20,217	73,987	38,324
E&P	34,607	40,152	62,618	105,530
Intermodal and other	38,590	27,811	74,225	57,829
Intercompany	(223,381)	(200,174)	(421,263)	(397,265)
Total	$1,533,931	$1,305,782	$2,929,874	$2,658,187

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided.  Substantially all of the deferred revenue recorded as of March 31, 2021 was recognized as revenue during the three months ended June 30, 2021 when the service was performed.

See Note 11 for additional information regarding revenue by reportable segment.

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Condensed Consolidated Balance Sheet, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity would have recognized is one year or less.  The Company had $18,954 and $19,669 of deferred sales incentives at June 30, 2021 and December 31, 2020, respectively.

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

	Six Months Ended June 30,
	2021	2020
Beginning balance	$19,380	$16,432
Current period provision for expected credit losses	4,903	10,012
Write-offs charged against the allowance	(7,152)	(9,993)
Recoveries collected	2,346	3,601
Impact of changes in foreign currency	50	(87)
Ending balance	$19,527	$19,965

8.LANDFILL ACCOUNTING

At June 30, 2021, the Company’s landfills consisted of 82 owned landfills, five landfills operated under life-of-site operating agreements, four landfills operated under limited-term operating agreements and one development stage landfill. The Company’s landfills had site costs with a net book value of $2,602,084 at June 30, 2021. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of June 30, 2021, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 28 years. As of June 30, 2021, the Company is seeking to expand permitted capacity at eleven of its owned landfills and three landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 32 years.  The estimated remaining lives of the Company’s owned landfills and

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

landfills operated under life-of-site operating agreements range from 1 to 283 years, with approximately 90% of the projected annual disposal volume from landfills with remaining lives of less than 70 years.

During the six months ended June 30, 2021 and 2020, the Company expensed $102,702 and $96,925, respectively, or an average of $4.54 and $4.50 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2021 and 2020 “layers” for final capping, closure and post-closure obligations was 3.25% and 4.75%, respectively,  which reflects the Company’s long-term credit adjusted risk free rate as of the end of 2020 and 2019. The Company’s inflation rate assumption is 2.25% and 2.50% for the years ending December 31, 2021 and 2020, respectively. The resulting final capping, closure and post-closure obligations are recorded on the Condensed Consolidated Balance Sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the six months ended June 30, 2021 and 2020, the Company expensed $7,285 and $7,505, respectively, or an average of $0.32 and $0.35 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2020 to June 30, 2021:

Final capping, closure and post-closure liability at December 31, 2020	$301,896
Liability adjustments	(10,328)
Accretion expense associated with landfill obligations	7,285
Closure payments	(5,802)
Foreign currency translation adjustment	1,268
Final capping, closure and post-closure liability at June 30, 2021	$294,319

Liability adjustments of $10,328 for the six months ended June 30, 2021, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At June 30, 2021 and December 31, 2020, $12,015 and $12,533, respectively, of the Company’s restricted cash balance and $56,548 and $54,833, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

9.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at June 30, 2021:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$600,865	$(257,176)	$—	$343,689
Customer lists	647,070	(417,563)	—	229,507
Permits and other	380,653	(87,020)	—	293,633
	1,628,588	(761,759)	—	866,829
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	172,056	—	—	172,056
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	274,194	—	(38,507)	235,687
Intangible assets, exclusive of goodwill	$1,902,782	$(761,759)	$(38,507)	$1,102,516

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2020:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$600,674	$(234,972)	$—	$365,702
Customer lists	636,035	(382,020)	—	254,015
Permits and other	378,952	(79,277)	—	299,675
	1,615,661	(696,269)	—	919,392
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	172,056	—	—	172,056
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	274,194	—	(38,507)	235,687
Intangible assets, exclusive of goodwill	$1,889,855	$(696,269)	$(38,507)	$1,155,079

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2021	$131,979
For the year ending December 31, 2022	$109,937
For the year ending December 31, 2023	$93,175
For the year ending December 31, 2024	$80,028
For the year ending December 31, 2025	$67,493

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

10.LONG-TERM DEBT

The following table presents the Company’s long-term debt as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Revolver under Credit Agreement, bearing interest ranging from 1.30% to 1.61% (a)	$505,034	$203,927
Term loan under Credit Agreement, bearing interest at 1.30% (a)	650,000	650,000
4.64% Senior Notes due 2021 (b)	—	100,000
2.39% Senior Notes due 2021 (c)	—	150,000
3.09% Senior Notes due 2022	125,000	125,000
2.75% Senior Notes due 2023	200,000	200,000
3.24% Senior Notes due 2024	150,000	150,000
3.41% Senior Notes due 2025	375,000	375,000
3.03% Senior Notes due 2026	400,000	400,000
3.49% Senior Notes due 2027	250,000	250,000
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
2.60% Senior Notes due 2030	600,000	600,000
3.05% Senior Notes due 2050	500,000	500,000
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2028 to 2036 (a)	37,201	43,131
Finance leases, bearing interest at 1.89% with a lease expiration date of 2026 (a)	9,417	3,754
	4,801,652	4,750,812
Less – current portion	(6,997)	(8,268)
Less – unamortized debt discount and issuance costs	(31,798)	(33,866)
	$4,762,857	$4,708,678

____________________

(a)	Interest rates represent the interest rates in effect at June 30, 2021.
(b)	All of the outstanding 4.64% Senior Notes due 2021 were redeemed by the Company on April 1, 2021.
(c)	All of the outstanding 2.39% Senior Notes due 2021 were redeemed by the Company on June 1, 2021.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Credit Agreement

Details of the Credit Agreement are as follows:

	June 30,	December 31,
	2021	2020
Revolver under Credit Agreement
Available	$943,021	$1,238,937
Letters of credit outstanding	$114,445	$119,636
Total amount drawn, as follows:	$505,034	$203,927
Amount drawn - U.S. LIBOR rate loan	$501,000	$200,000
Interest rate applicable - U.S. LIBOR rate loan	1.30%	1.35%
Amount drawn – Canadian bankers’ acceptance	$4,034	$3,927
Interest rate applicable – Canadian bankers’ acceptance	1.61%	1.66%
Commitment – rate applicable	0.15%	0.15%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$650,000	$650,000
Interest rate applicable – U.S. based LIBOR loan	1.30%	1.35%

In addition to the $114,445 of letters of credit at June 30, 2021 issued under the Credit Agreement, the Company has issued letters of credit totaling $7,157 under facilities other than the Credit Agreement.

On March 21, 2018, the Company and the lenders named therein entered into an Amended and Restated Revolving Credit and Term Loan Agreement (as amended, restated, supplemented or otherwise modified and as in effect immediately prior to the Closing Date (as defined below), the “Credit Agreement”), pursuant to which the lenders made loans and other extensions of credit to the Company thereunder.

On July 30, 2021 (the “Closing Date”), the Company amended and restated the Credit Agreement in its entirety pursuant to a Second Amended and Restated Revolving Credit and Term Loan Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “2021 Credit Agreement”) entered into by the Company, as borrower, Bank of America, N.A., acting through its Canada Branch, as the global agent, the swing line lender, and a letter of credit issuer, Bank of America, N.A., as the U.S. agent and a letter of credit issuer, the other lenders named therein (the “Lenders”) and any other financial institutions from time to time party thereto. The 2021 Credit Agreement has a scheduled maturity date of July 30, 2026, which may be extended further upon agreement by the Lenders with respect to their respective commitments and credit extensions outstanding.

Pursuant to the terms and conditions of the 2021 Credit Agreement, the Lenders committed to providing a $2,500,000 credit facility to the Company, consisting of (i) revolving advances up to an aggregate principal amount of $1,850,000 at any one time outstanding (representing an increase of $287,500 from the Credit Agreement), and (ii) a term loan in an aggregate principal amount of $650,000, which term loan was fully drawn as of the Closing Date (with existing term loans outstanding under the Credit Agreement immediately prior to the Closing Date continued and now outstanding under and governed by the terms of the 2021 Credit Agreement). As part of the aggregate commitments under the revolving advances, the 2021 Credit Agreement provides for letters of credit to be issued at the request of the Company in an aggregate amount not to exceed $320,000 and for swing line loans to be issued at the request of the Company in an aggregate amount not to exceed the lesser of $100,000 and the aggregate commitments under the revolving advances. This swing line sublimit is part of, and not in addition to, the aggregate commitments under the revolving advances. Existing letters of credit in place under the Credit Agreement immediately prior to the Closing Date are continued and now deemed issued under and governed by the terms of the 2021 Credit Agreement. Subject to certain specified conditions and additional deliveries, the

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Company has the option to request increases in the aggregate commitments for revolving advances and one or more additional term loans, provided that (i) the aggregate principal amount of such requests does not exceed $500,000 and (ii) the aggregate principal amount of commitments and term loans under the credit facility does not exceed $3,000,000. As of the Closing Date, there are no commitments by Lenders for any such increases in aggregate commitments for revolving advances or additional term loans described in the preceding sentence.

Advances are available under the 2021 Credit Agreement in U.S. dollars and Canadian dollars. Interest accrues on the term loan at a LIBOR rate or a base rate, at the Company’s option, plus an applicable margin. Interest accrues on revolving advances, at the Company’s option, (i) at a LIBOR rate or a base rate for U.S. dollar borrowings, plus an applicable margin, and (ii) at the Canadian prime rate for Canadian dollar borrowings, plus an applicable margin. Canadian dollar borrowings are also available by way of bankers' acceptances or BA equivalent notes, subject to the payment of a drawing fee. The fees for letters of credit in U.S. dollars and Canadian dollars are also based on the applicable margin. The applicable margin used in connection with interest rates and fees is based on the debt rating of the Company’s public non-credit-enhanced, senior unsecured long-term debt (the “Debt Rating”). The applicable margin for LIBOR rate loans, drawing fees for bankers’ acceptances, BA equivalent notes and letter of credit fees ranges from 0.750% to 1.250%, and the applicable margin for U.S. base rate loans, Canadian prime rate loans and swing line loans ranges from 0.00% to 0.250%. The Company will also pay a fee based on the Debt Rating on the actual daily unused amount of the aggregate revolving commitments ranging from 0.065% to 0.150%. The 2021 Credit Agreement contains hardwired mechanics for the replacement of LIBOR, including (1) mechanics to transition to a rate based upon the secured overnight financing rate (“SOFR”) published by the Federal Reserve Bank of New York or a successor administrator on its website (or a successor source) upon the earlier of (x) LIBOR’s cessation or loss of representativeness, (y) June 30, 2023 and (z) the effectiveness of an early opt-in election by the Company and the agents subject to certain terms and (2) mechanics to transition to an alternate benchmark rate giving due consideration to any evolving or then-prevailing market conventions for U.S. dollar-denominated syndicated credit facilities at such time upon the occurrence of certain subsequent transition events, the unavailability of SOFR-based alternatives or the effectiveness of an early opt-in election by the Company and the agents subject to certain terms.

The borrowings under the 2021 Credit Agreement are unsecured and there are no subsidiary guarantors under the 2021 Credit Agreement. The 2021 Credit Agreement contains customary representations, warranties, covenants and events of default, including, among others, a change of control event of default and limitations on the incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and burdensome agreements. During the continuance of an event of default, the Lenders may take a number of actions, including, among others, declaring the entire amount then outstanding under the 2021 Credit Agreement to be due and payable.

The 2021 Credit Agreement includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) Consolidated Total Funded Debt (as defined in the 2021 Credit Agreement) as of such date to (b) Consolidated EBITDA (as defined in the 2021 Credit Agreement), measured for the preceding 12 months, to not more than 3.75 to 1.00 (or 4.25 to 1.00 during material acquisition periods, subject to certain limitations). As of June 30, 2021, the Company was in compliance with its financial covenants under the Credit Agreement and, if it had been in place as of that date, the 2021 Credit Agreement.

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

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2021 and 2020, is shown in the following tables:

Three Months Ended		Intercompany	Reported	Segment
June 30, 2021	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$440,799	$(71,182)	$369,617	$99,382
Southern	413,194	(49,858)	363,336	98,928
Western	351,816	(38,027)	313,789	99,402
Central	303,905	(37,060)	266,845	94,886
Canada	247,598	(27,254)	220,344	88,641
Corporate(a)	—	—	—	(6,442)
	$1,757,312	$(223,381)	$1,533,931	$474,797

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Three Months Ended		Intercompany	Reported	Segment
June 30, 2020	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$383,715	$(64,824)	$318,891	$82,680
Southern	379,690	(46,224)	333,466	89,130
Western	310,656	(35,120)	275,536	85,423
Central	249,064	(32,444)	216,620	79,705
Canada	182,831	(21,562)	161,269	53,675
Corporate(a)	—	—	—	(2,699)
	$1,505,956	$(200,174)	$1,305,782	$387,914

Six Months Ended		Intercompany	Reported	Segment
June 30, 2021	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$839,629	$(133,550)	$706,079	$188,503
Southern	795,881	(94,384)	701,497	192,352
Western	684,636	(73,843)	610,793	193,228
Central	571,607	(69,376)	502,231	173,926
Canada	459,384	(50,110)	409,274	162,581
Corporate(a)	—	—	—	(7,192)
	$3,351,137	$(421,263)	$2,929,874	$903,398

Six Months Ended		Intercompany	Reported	Segment
June 30, 2020	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$780,715	$(129,622)	$651,093	$167,342
Southern	796,073	(93,351)	702,722	195,450
Western	616,093	(68,575)	547,518	166,451
Central	486,634	(61,472)	425,162	152,856
Canada	375,937	(44,245)	331,692	113,073
Corporate(a)	—	—	—	(6,329)
	$3,055,452	$(397,265)	$2,658,187	$788,843

____________________

(a)	The majority of Corporate expenses are allocated to the five operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the five operating segments and comprise the net EBITDA of the Company’s Corporate segment for the periods presented.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Total assets for each of the Company’s reportable segments at June 30, 2021 and December 31, 2020, were as follows:

	June 30,	December 31,
	2021	2020
Eastern	$3,101,990	$3,134,462
Southern	3,357,839	3,402,081
Western	1,871,364	1,861,079
Central	2,202,658	2,160,246
Canada	2,620,708	2,544,379
Corporate	951,648	890,117
Total Assets	$14,106,207	$13,992,364

The following tables show changes in goodwill during the six months ended June 30, 2021 and 2020, by reportable segment:

	Eastern	Southern	Western	Central	Canada	Total
Balance as of December 31, 2020	$1,374,577	$1,532,215	$442,862	$824,204	$1,552,792	$5,726,650
Goodwill acquired	1,647	—	2,305	45,843	—	49,795
Goodwill acquisition adjustments	—	(3)	—	—	(2)	(5)
Impact of changes in foreign currency	—	—	—	—	42,309	42,309
Balance as of June 30, 2021	$1,376,224	$1,532,212	$445,167	$870,047	$1,595,099	$5,818,749

	Eastern	Southern	Western	Central	Canada	Total
Balance as of December 31, 2019	$1,331,180	$1,528,225	$400,037	$729,470	$1,521,939	$5,510,851
Goodwill acquired	—	3,648	42,206	3,134	177	49,165
Goodwill acquisition adjustments	(340)	—	—	—	—	(340)
Impact of changes in foreign currency	—	—	—	—	(71,371)	(71,371)
Balance as of June 30, 2020	$1,330,840	$1,531,873	$442,243	$732,604	$1,450,745	$5,488,305

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income (loss) before income tax provision in the Condensed Consolidated Statements of Net Income (Loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Eastern segment EBITDA	$99,382	$82,680	$188,503	$167,342
Southern segment EBITDA	98,928	89,130	192,352	195,450
Western segment EBITDA	99,402	85,423	193,228	166,451
Central segment EBITDA	94,886	79,705	173,926	152,856
Canada segment EBITDA	88,641	53,675	162,581	113,073
Subtotal reportable segments	481,239	390,613	910,590	795,172
Unallocated corporate overhead	(6,442)	(2,699)	(7,192)	(6,329)
Depreciation	(169,221)	(151,230)	(326,624)	(302,051)
Amortization of intangibles	(32,707)	(31,771)	(64,899)	(63,409)
Impairments and other operating items	(6,081)	(437,270)	(6,715)	(438,777)
Interest expense	(41,328)	(40,936)	(83,753)	(78,926)
Interest income	744	1,317	1,848	3,493
Other income (expense), net	(1,235)	5,772	2,312	(3,749)
Income (loss) before income tax provision	$224,969	$(266,204)	$425,567	$(94,576)

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at June 30, 2021 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

At June 30, 2021, the Company’s derivative instruments included six interest rate swap agreements as follows:

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid*	Received	Effective Date	Expiration Date
August 2017	$100,000	1.900%	1-month LIBOR	July 2019	July 2022
August 2017	$200,000	2.200%	1-month LIBOR	October 2020	October 2025
August 2017	$150,000	1.950%	1-month LIBOR	February 2020	February 2023
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025
December 2018	$200,000	2.850%	1-month LIBOR	July 2022	July 2027

____________________

* Plus applicable margin.

The fair values of derivative instruments designated as cash flow hedges as of June 30, 2021, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$—	Accrued liabilities(a)	$(19,943)
			Other long-term liabilities	(50,406)
Total derivatives designated as cash flow hedges		$—		$(70,349)

____________________

(a)Represents the estimated amount of the existing unrealized losses on interest rate swaps as of June 30, 2021 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three and six months ended June 30, 2021 and 2020:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income (Loss)	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2021	2020		2021	2020
Interest rate swaps	$(4,599)	$(8,722)	Interest expense	$3,720	$1,574

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income (Loss)	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020		2021	2020
Interest rate swaps	$10,644	$(51,371)	Interest expense	$7,245	$1,251

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

13.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of June 30, 2021 and December 31, 2020, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of June 30, 2021 and December 31, 2020, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of June 30, 2021 and December 31, 2020, are as follows:

	Carrying Value at		Fair Value* at
	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020
4.64% Senior Notes due 2021	$—	$100,000	$—	$100,850
2.39% Senior Notes due 2021	$—	$150,000	$—	$150,695
3.09% Senior Notes due 2022	$125,000	$125,000	$128,096	$128,482
2.75% Senior Notes due 2023	$200,000	$200,000	$206,306	$206,204
3.24% Senior Notes due 2024	$150,000	$150,000	$157,875	$158,140
3.41% Senior Notes due 2025	$375,000	$375,000	$401,150	$403,025
3.03% Senior Notes due 2026	$400,000	$400,000	$421,638	$424,874
3.49% Senior Notes due 2027	$250,000	$250,000	$266,929	$271,198
4.25% Senior Notes due 2028	$500,000	$500,000	$577,800	$597,050
3.50% Senior Notes due 2029	$500,000	$500,000	$549,350	$570,450
2.60% Senior Notes due 2030	$600,000	$600,000	$621,120	$644,520
3.05% Senior Notes due 2050	$500,000	$500,000	$506,450	$540,050

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

14.NET INCOME (LOSS) PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share attributable to the Company’s shareholders for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Waste Connections for basic and diluted earnings per share	$177,047	$(227,072)	$337,356	$(84,037)
Denominator:
Basic shares outstanding	260,951,405	262,994,275	261,791,088	263,390,685
Dilutive effect of equity-based awards	467,168	—	478,512	—
Diluted shares outstanding	261,418,573	262,994,275	262,269,600	263,390,685

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At June 30, 2021 and December 31, 2020, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash and investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash and investments measured at fair value are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, were as follows:

	Fair Value Measurement at June 30, 2021 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(70,349)	$—	$(70,349)	$—
Restricted cash and investments	$170,107	$—	$170,107	$—
Contingent consideration	$(68,029)	$—	$—	$(68,029)

	Fair Value Measurement at December 31, 2020 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(94,689)	$—	$(94,689)	$—
Restricted cash and investments	$155,176	$—	$155,176	$—
Contingent consideration	$(71,736)	$—	$—	$(71,736)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Beginning balance	$71,736	$69,484
Contingent consideration recorded at acquisition date	1,512	3,327
Payment of contingent consideration recorded at acquisition date	(5,595)	(2,251)
Payment of contingent consideration recorded in earnings	(520)	—
Adjustments to contingent consideration	89	16,794
Interest accretion expense	821	841
Foreign currency translation adjustment	(14)	(181)
Ending balance	$68,029	$88,014

16.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30, 2021
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$5,061	$(1,341)	$3,720
Changes in fair value of interest rate swaps	(6,257)	1,658	(4,599)
Foreign currency translation adjustment	32,973	—	32,973
	$31,777	$317	$32,094

	Three Months Ended June 30, 2020
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$2,142	$(568)	$1,574
Changes in fair value of interest rate swaps	(11,867)	3,145	(8,722)
Foreign currency translation adjustment	83,093	—	83,093
	$73,368	$2,577	$75,945

	Six Months Ended June 30, 2021
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$9,857	$(2,612)	$7,245
Changes in fair value of interest rate swaps	14,482	(3,838)	10,644
Foreign currency translation adjustment	61,027	—	61,027
	$85,366	$(6,450)	$78,916

	Six Months Ended June 30, 2020
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$1,702	$(451)	$1,251
Changes in fair value of interest rate swaps	(69,893)	18,522	(51,371)
Foreign currency translation adjustment	(101,624)	—	(101,624)
	$(169,815)	$18,071	$(151,744)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A rollforward of the amounts included in AOCIL, net of taxes, for the six months ended June 30, 2021 and 2020, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2020	$(69,596)	$68,945	$(651)
Amounts reclassified into earnings	7,245	—	7,245
Changes in fair value	10,644	—	10,644
Foreign currency translation adjustment	—	61,027	61,027
Balance at June 30, 2021	$(51,707)	$129,972	$78,265

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2019	$(29,255)	$18,292	$(10,963)
Amounts reclassified into earnings	1,251	—	1,251
Changes in fair value	(51,371)	—	(51,371)
Foreign currency translation adjustment	—	(101,624)	(101,624)
Balance at June 30, 2020	$(79,375)	$(83,332)	$(162,707)

See Note 12 for further discussion on the Company’s derivative instruments.

17.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the six-month period ended June 30, 2021, is presented below:

Unvested Shares
Outstanding at December 31, 2020	772,625
Granted	454,151
Forfeited	(38,222)
Vested and issued	(341,176)
Outstanding at June 30, 2021	847,378

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the six-month period ended June 30, 2021 was $97.81.

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

to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At June 30, 2021 and 2020, the Company had 101,221 and 186,932 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the six-month period ended June 30, 2021, is presented below:

Unvested Shares
Outstanding at December 31, 2020	434,558
Granted	116,784
Forfeited	(5,048)
Vested and issued	(154,251)
Outstanding at June 30, 2021	392,043

During the six months ended June 30, 2021, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2023. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the six-month period ended June 30, 2021 was $96.99.

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the six-month period ended June 30, 2021, is presented below:

Vested Shares
Outstanding at December 31, 2020	21,586
Granted	2,856
Outstanding at June 30, 2021	24,442

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the six-month period ended June 30, 2021 was $99.80.

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

vesting. A summary of activity related to Progressive Waste RSUs during the six-month period ended June 30, 2021, is presented below:

Outstanding at December 31, 2020	66,554
Cash settled	(1,318)
Outstanding at June 30, 2021	65,236

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  All remaining RSUs were vested as of March 31, 2019.

Share Based Options

Share based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share based options during the six-month period ended June 30, 2021, is presented below:

Outstanding at December 31, 2020	51,200
Cash settled	(3,631)
Outstanding at June 30, 2021	47,569

No share based options under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016. All outstanding share based options were vested as of December 31, 2017.

Employee Share Purchase Plan

On May 15, 2020, the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). Under the ESPP, qualified employees may elect to have payroll deductions withheld from their eligible compensation on each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period, subject to certain restrictions. The maximum number of shares that may be issued under the ESPP is 1,000,000. As of June 30, 2021, none of the Company’s common shares have been purchased under the ESPP.

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

For the six months ended June 30, 2021, the Company repurchased 2,745,990 common shares pursuant to the NCIB at an aggregate cost of $305,640.  During the six months ended June 30, 2020, the Company repurchased 1,271,977 common shares pursuant to the NCIB at an aggregate cost of $105,654.  As of June 30, 2021, the remaining maximum number of shares available for repurchase under the current NCIB was 10,398,783.

Cash Dividend

In October 2020, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.02, from $0.185 to $0.205 per Company common share. Cash dividends of $107,330 and $96,912 were paid during the six months ended June 30, 2021 and 2020, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of June 30, 2021, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

On August 16, 2016, the EPA sent individual letters to each of the PRPs for the LDW Site, including NWCS, stating that it expected to initiate negotiations with all PRPs in early 2018 relating to a Remedial Design/Remedial Action (“RD/RA”) Consent Decree.  An RD/RA Consent Decree provides for the cleanup of the entire site and is often referred to as a “global settlement.”  In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a confidential and non-binding allocation of certain past response costs allegedly incurred at the LDW Site as well as the anticipated future response costs associated with the clean-up.  In March 2017, the PRPs provided the EPA with notice that the allocation was not scheduled to conclude until mid-2019.  Later extensions pushed the allocation conclusion date first to early 2020 and then to July 2020.  The EPA was informed of those changes.  The allocator issued his preliminary allocation report on June 28, 2021.  The final allocation report will be issued only after the allocator considers comments of the parties on the preliminary report.  Due to the delay in the issuance of the preliminary allocation report, the EPA indicated that settlement negotiations are expected to begin in 2022.  NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs, its specific allocation, or the likelihood of the parties then negotiating a global settlement with the EPA.  Thus, NWCS cannot reasonably determine the likelihood of any outcome in this matter, including its potential liability.

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

Following full briefing and oral argument on June 22, 2020 on six of CCL’s causes of action, the Superior Court issued its decision on July 2, 2020, granting CCL’s petition for writ of mandate in part and denying it in part. CCL prevailed with respect to 12 of the challenged conditions, many of which imposed new fees and exactions on the Landfill.  Before entry of final judgment, the Superior Court will hear CCL’s remaining causes of action.  A trial on CCL’s remaining causes of action is scheduled for August 1, 2022.  A cause of action for a taking under the Fifth Amendment of the U.S.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Constitution is the subject of a pending motion for leave to amend the Complaint and will be heard by the Superior Court on September 15, 2021.  Once the Superior Court has entered final judgment, CCL and the County will be permitted to appeal any adverse ruling to the California Court of Appeal.  After entry of final judgment and resolution of any appeals, the Superior Court will issue a writ directing the County Board of Supervisors to set aside its decision on the permit with respect to 12 of the challenged conditions.  The Board will be allowed to make additional findings to support four of those conditions and reconsider its permit decision in light of the Superior Court’s writ.  CCL will continue to vigorously prosecute the lawsuit.  However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

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

On January 12, 2018, CCL filed an appeal of the alleged violations in the NOV.  Subsequently, CCL filed additional legal arguments and exhibits contesting the NOV.  On March 6, 2018, a DRP employee designated as hearing officer sustained the NOV, including the $11,600 B&T fee, and imposed an administrative penalty in the amount of $83 and a noncompliance fee of $0.75. A written decision memorializing the hearing officer’s findings and order was issued on July 10, 2018.  On April 13, 2018, CCL filed in the Superior Court of California, County of Los Angeles a Petition for Writ of Administrative Mandamus against the County seeking to overturn the decision sustaining the NOV, contending that the NOV and decision are not supported by the facts or law.  On July 17, 2018, the Court granted CCL leave to pay the $11,600 B&T fee and to amend its Complaint in the CUP lawsuit to reflect the payment under protest, allowing the challenge to the B&T fee under the Mitigation Fee Act to proceed in the CUP lawsuit.  CCL paid the B&T fee under protest on August 10, 2018, and also paid on that date the administrative penalty of $83 and a noncompliance fee of $0.75. The Court indicated that the NOV case would be coordinated with the CUP lawsuit.  The NOV case has been continued multiple times as the CUP lawsuit was adjudicated; it is now set for trial on January 18, 2022.  The Superior Court’s July 2, 2020 decision in the CUP lawsuit upheld the B&T fee against a Mitigation Fee Act challenge, and addressed two other conditions that were also the subject of the NOV, which may impact the scope of the B&T fee/NOV case.  CCL will continue to vigorously prosecute the lawsuit.  However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

19.SUBSEQUENT EVENTS

On July 27, 2021, the Company’s Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of its NCIB.  The renewal is expected to commence following the conclusion of the Company’s current NCIB expiring August 9, 2021.  Upon approval, the Company anticipates that it will be authorized to make purchases during the period of August 10, 2021 to August 9, 2022 or until such earlier time as the NCIB is completed or terminated at the Company’s option.

See Note 10 for a discussion of the Company’s Second Amended and Restated Revolving Credit and Term Loan Agreement, which became effective on July 30, 2021.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

On August 4, 2021, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.205 per Company common share. The dividend will be paid on September 1, 2021, to shareholders of record on the close of business on August 18, 2021.

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

As of June 30, 2021, we served residential, commercial, industrial and E&P customers in 43 states in the U.S. and six provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Wisconsin and Wyoming, and the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

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

The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile. Macroeconomic and geopolitical conditions, including a significant decline in oil prices driven by both surplus production and supply, as well as the decrease in demand caused by factors including the COVID-19 pandemic, have resulted in decreased levels of oil and natural gas exploration and production activity and a corresponding decrease in demand for our E&P waste services.  Additionally, across the industry there is uncertainty regarding future demand for oil and related services, as noted by several energy companies, many of whom are customers of our E&P operations.  These companies have written down the values of their oil and gas assets in anticipation of the potential for the decarbonization of their energy product mix given an increased global focus on reducing greenhouse gases and addressing climate change.  Such uncertainty regarding global demand has had a significant impact on the investment and operating plans of our E&P waste customers in the basins where we operate.   If the prices of crude oil and natural gas substantially decline, it could lead to declines in the level of production activity and demand for our E&P waste services, which could result in the recognition of additional impairment charges on our intangible assets and property and equipment associated with our E&P operations.  See Note 5 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the impairment charge recorded during the six months ended June 30, 2020.

THE COVID-19 PANDEMIC’S IMPACT ON OUR RESULTS OF OPERATIONS

March 11, 2021 marked the one year anniversary of COVID-19 being declared a global pandemic by the World Health Organization. The related economic disruptions largely associated with closures or restrictions put into effect following the onset of the COVID-19 pandemic resulted in declines in solid waste commercial collection, transfer station and landfill volumes, and roll off activity. Throughout the remaining fiscal year 2020, solid waste revenue and reported volumes largely reflected the pace and shape of the closures and subsequent reopening activity, with the timing and magnitude of recovery varying by market. Reported solid waste volumes in 2020 turned slightly negative in the first quarter, were most negative in the second quarter, and showed sequential improvement during the second half of the year, finishing the year at negative 3.1% in the fourth quarter. In the first quarter of 2021, the final period to include comparisons to pre-COVID-19 activity levels on a year over year basis, solid waste volumes were down 3.2%.  In the second quarter of 2021, solid waste volumes increased sequentially by 9.6% to up 6.5% on a year over year basis, with positive volumes in all regions.

The COVID-19 pandemic also contributed to the decline in demand for and the value of crude oil, which impacted E&P drilling activity and resulted in lower E&P waste revenue, with the quarterly run rate decreasing from approximately $60 million in the first quarter of 2020 to approximately $25 million through the first quarter of 2021.   E&P waste revenue increased sequentially by $6.5 million to $31.2 million in the second quarter of 2021 on increased drilling activity in several active shale basins.

Since the onset of the COVID-19 pandemic, protecting the health, welfare and safety of our employees has been our top priority. Recognizing the potential for financial hardship and other challenges, we looked to provide a safety net for our employees on issues of income and family health. To that end, in 2020, we incurred over $35 million in incremental COVID-19-related costs, primarily supplemental pay for frontline employees. We continue to support our employees and their families, with certain costs continuing in 2021, albeit to a lesser extent than in the prior year, as employee COVID-19 cases and related impacts are similarly abating. The impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows in future periods will depend largely on future developments, including the duration and spread of the outbreak in the U.S. and Canada, the rate of vaccinations, the severity of COVID-19 variants, the actions to contain such coronavirus variants, and how quickly and to what extent normal economic and operating conditions can resume.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

The following table sets forth items in our Condensed Consolidated Statements of Net Income (Loss) in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Revenues	$1,533,931	100.0%	$1,305,782	100.0%	$2,929,874	100.0%	$2,658,187	100.0%
Cost of operations	901,191	58.8	785,710	60.2	1,727,111	59.0	1,601,134	60.2
Selling, general and administrative	157,943	10.3	132,158	10.1	299,365	10.2	268,210	10.1
Depreciation	169,221	11.0	151,230	11.6	326,624	11.2	302,051	11.4
Amortization of intangibles	32,707	2.1	31,771	2.4	64,899	2.2	63,409	2.4
Impairments and other operating items	6,081	0.4	437,270	33.5	6,715	0.2	438,777	16.5
Operating income (loss)	266,788	17.4	(232,357)	(17.8)	505,160	17.2	(15,394)	(0.6)

Interest expense	(41,328)	(2.7)	(40,936)	(3.1)	(83,753)	(2.9)	(78,926)	(3.0)
Interest income	744	0.1	1,317	0.1	1,848	0.1	3,493	0.1
Other income (expense), net	(1,235)	(0.1)	5,772	0.4	2,312	0.1	(3,749)	(0.1)
Income tax (provision) benefit	(47,868)	(3.2)	38,737	3.0	(88,159)	(3.0)	10,003	0.4
Net income (loss)	177,101	11.5	(227,467)	(17.4)	337,408	11.5	(84,573)	(3.2)
Net loss (income) attributable to noncontrolling interests	(54)	(0.0)	395	0.0	(52)	0.0	536	0.0
Net income (loss) attributable to Waste Connections	$177,047	11.5%	$(227,072)	(17.4)%	$337,356	11.5%	$(84,037)	(3.2)%

Revenues.  Total revenues increased $228.1 million, or 17.5%, to $1.534 billion for the three months ended June 30, 2021, from $1.306 billion for the three months ended June 30, 2020. Total revenues increased $271.7 million, or 10.2%, to $2.930 billion for the six months ended June 30, 2021, from $2.658 billion for the six months ended June 30, 2020.

Acquisitions closed during or subsequent to the three months ended June 30, 2020 increased revenues by $47.6 million for the three months ended June 30, 2021. Acquisitions closed during or subsequent to the six months ended June 30, 2020 increased revenues by $91.4 million for the six months ended June 30, 2021.

Operations that were divested subsequent to June 30, 2020 decreased revenues by $3.5 million and $6.7 million, respectively, for the three and six months ended June 30, 2021.

During the three months ended June 30, 2021, the net increase in prices charged to our customers at our existing operations was $60.9 million, consisting of $58.3 million of core price increases and surcharges of $2.6 million. During the six months ended June 30, 2021, the net increase in prices charged to our customers at our existing operations was $113.1 million, consisting of $114.2 million of core price increases, partially offset by a decrease in surcharges of $1.1 million.

During the three and six months ended June 30, 2021, volume increases in our existing business increased solid waste revenues by $80.2 million and $39.7 million, respectively, as many of our markets benefitted from increased business activity resulting from reductions in COVID-19-related restrictions.

E&P revenues at facilities owned during the three and six months ended June 30, 2021 and 2020 decreased $4.4 million and $39.1 million, respectively. Decreases in the demand for crude oil commenced in March 2020 as a result of economic disruptions from the COVID-19 pandemic, resulting in decreases in drilling and production activity levels and decreases in overall demand for our E&P waste services.

An increase in the average Canadian dollar to U.S. dollar currency exchange rate resulted in an increase in revenues of $20.5 million and $30.9 million, respectively, for the three and six months ended June 30, 2021. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.8147 and 0.7226 in the three months ended June 30, 2021 and 2020, respectively. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.8030 and 0.7338 in the six months ended June 30, 2021 and 2020, respectively.

Revenues from sales of recyclable commodities at facilities owned during the three and six months ended June 30, 2021 and 2020 increased $18.0 million and $29.3 million, respectively, due primarily to higher prices for old corrugated cardboard, aluminum and other paper products, higher volumes collected from residential recycling customers and the partial recovery during the three months ended June 30, 2021 of collected commercial recycling volumes which declined in the prior year period due to economic disruptions resulting from the COVID-19 pandemic.

Other revenues increased $8.8 million during the three months ended June 30, 2021, due primarily to an $8.0 million increase resulting from higher prices for renewable energy credits associated with the generation of landfill gas in our Canada segment and a $2.1 million increase in other non-core revenue sources, partially offset by a $1.3 million decrease in intermodal revenues due primarily to customer losses that reduced intermodal cargo volumes. Other revenues increased $13.1 million during the six months ended June 30, 2021 due primarily to a $14.1 million increase resulting from higher prices for renewable energy credits associated with the generation of landfill gas at our Canada segment and a $2.4 million increase in other non-core revenue sources, partially offset by a $3.4 million decrease in intermodal revenues due primarily to customer losses resulting in a reduction in intermodal cargo volumes.

Cost of Operations.  Total cost of operations increased $115.5 million, or 14.7%, to $901.2 million for the three months ended June 30, 2021, from $785.7 million for the three months ended June 30, 2020. The increase was primarily the result of an increase in operating costs at our existing operations of $81.3 million, assuming foreign currency parity, $24.6 million of additional operating costs from acquisitions closed subsequent to the three months ended June 30, 2020 and $11.6 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in operating costs of $2.0 million at operations divested subsequent to the three months ended June 30, 2020.

The increase in operating costs of $81.3 million, assuming foreign currency parity, at our existing operations for the three months ended June 30, 2021, consisted of an increase in labor expenses at our solid waste operations of $27.8 million due primarily to employee pay increases and headcount additions to support solid waste volume increases, an increase in third-party disposal expenses of $15.1 million due primarily to increased solid waste collection volumes, an increase in truck, container, equipment and facility maintenance and repair expenses of $14.7 million due to parts and service rate increases and additional maintenance and repair requirements resulting from increased truck and equipment operating hours to support increases in our solid waste volumes, an increase in third-party trucking and transportation expenses of $11.9 million due primarily to increased transfer station and landfill special waste volumes requiring trucking and transportation services to our landfills, an increase in diesel fuel expense of $10.1 million due to higher fuel prices and increased consumption resulting from additional truck and equipment operating hours to support solid waste volume increases, an increase in employee medical benefits expenses of $7.9 million due to an increase in medical visits, an increase in taxes on revenues of $6.5 million due primarily to increased revenues in our solid waste markets, an increase in subcontracted hauling services at our solid waste operations of $3.8 million due to outsourcing the servicing of certain non-strategic contracts and commercial collection customers to third party haulers, an increase in landfill maintenance, environmental compliance and daily cover expenses of $2.8 million due to increased compliance requirements under our landfill operating permits, an increase in 401(k) matching expenses of $1.7 million due to the prior year period reflecting less expenses due to a one month impact of the June 1, 2020 to December 31, 2020 suspension of our 401(k) match, an increase in insurance premium expenses of $1.3 million due primarily to increased insurance premium costs for auto and environmental compliance and $0.5 million of other net expense increases, partially offset by a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel of $17.3 million due to the prior year period including non-recurring expenses to recognize services provided by our front-line employees during the COVID-19 pandemic, a decrease in labor at our E&P operations of $1.7 million due to headcount reductions resulting from disposal volume decreases, a decrease in taxes on revenues of $1.6 million at Chiquita Canyon landfill due to a reduction in certain fees and exactions resulting from our successful challenge of these expenses subsequent to June 30, 2020, a decrease in subcontracted operating and remediation services at our E&P operations of $1.2 million due to disposal volume decreases and a decrease in intermodal rail expenses of $1.0 million due to customer losses resulting in a reduction in cargo volume.

Total cost of operations increased $126.0 million, or 7.9%, to $1.727 billion for the six months ended June 30, 2021, from $1.601 billion for the six months ended June 30, 2020. The increase was primarily the result of an increase in operating costs at our existing operations of $63.9 million, assuming foreign currency parity, $48.7 million of additional operating costs from acquisitions closed subsequent to the six months ended June 30, 2020 and $17.4 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in operating costs of $4.0 million at operations divested subsequent to the six months ended June 30, 2020.

The increase in operating costs of $63.9 million, assuming foreign currency parity, at our existing operations for the six months ended June 30, 2021, consisted of an increase in labor expenses at our solid waste operations of $26.7 million due primarily to employee pay increases and headcount additions to support solid waste volume increases, an increase in third-party disposal expenses of $12.2 million due primarily to increased solid waste collection volumes, an increase in third-party trucking and transportation expenses of $12.2 million due primarily to increased transfer station and landfill special waste volumes requiring trucking and transportation services to our landfills, an increase in employee medical benefits expenses of $11.5 million due to an increase in medical visits, an increase in truck, container, equipment and facility maintenance and repair expenses of $10.7 million due primarily to parts and service rate increases, an increase in taxes on revenues of $8.9 million due primarily to increased revenues in our solid waste markets, an increase in diesel fuel expense of $7.4 million due to higher fuel prices, an increase in subcontracted hauling services at our solid waste operations of $6.3 million due to outsourcing the servicing of certain non-strategic contracts and commercial collection customers to third party haulers, an increase in landfill maintenance, environmental compliance and daily cover expenses of $3.3 million due to increased compliance requirements under our landfill operating permits, an increase in insurance premium expenses of $2.0 million due primarily to increased insurance premium costs for auto and environmental compliance, an increase in 401(k) matching expenses of $1.8 million due to the prior year period reflecting less expenses due to a one month impact of the June 1, 2020 to December 31, 2020 suspension of our 401(k) match and $0.4 million of other net expense increases, partially offset by a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel of $15.1 million due to the prior year period including non-recurring expenses to recognize services provided by our front-line employees during the COVID-19 pandemic, a decrease in expenses for auto and workers’ compensation claims of $8.1 million due primarily to higher claims severity in the prior year period and adjustments recorded in the current year period to decrease projected losses on outstanding claims originally recorded prior to 2021, a decrease in labor at our E&P operations of $4.7 million due to headcount reductions resulting from disposal volume decreases, a decrease in taxes on revenues of $3.7 million at Chiquita Canyon landfill due to a reduction in certain fees and exactions resulting from our successful challenge of these expenses subsequent to June 30, 2020, a decrease in subcontracted operating and remediation services at our E&P operations of $3.4 million due to disposal volume decreases, a decrease in intermodal rail expenses of $2.8 million due to customer losses resulting in a reduction in cargo volume and a decrease in expenses for processing recyclable commodities in our Western segment of $1.7 million due to increased recyclable commodity values resulting in price reductions charged by third-party recycling processors.

Cost of operations as a percentage of revenues decreased 1.4 percentage points to 58.8% for the three months ended June 30, 2021, from 60.2% for the three months ended June 30, 2020. The decrease as a percentage of revenues consisted of a 1.4 percentage point decrease from a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel, a 0.5 percentage point decrease from leveraging existing personnel to support our solid waste revenue volume growth and a 0.2 percentage point decrease from all other net changes, partially offset by a 0.4 percentage point increase from higher employee medical expenses and a 0.3 percentage point increase from higher diesel fuel expenses.

Cost of operations as a percentage of revenues decreased 1.2 percentage points to 59.0% for the six months ended June 30, 2021, from 60.2% for the six months ended June 30, 2020. The decrease as a percentage of revenues consisted of a 0.6 percentage point decrease from a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel, a 0.4 percentage point decrease from a reduction in expenses for auto and workers’ compensation claims, a 0.3 percentage point decrease from leveraging existing personnel to support our solid waste revenue volume growth and a 0.2 percentage point decrease from all other net changes, partially offset by a 0.3 percentage point increase from higher employee medical expenses.

SG&A.  SG&A expenses increased $25.7 million, or 19.5%, to $157.9 million for the three months ended June 30, 2021, from $132.2 million for the three months ended June 30, 2020. The increase was comprised of an increase of $20.7 million in SG&A expenses at our existing operations, assuming foreign currency parity, $3.0 million of additional SG&A expenses from operating locations at acquisitions closed subsequent to the three months ended June 30, 2020 and $2.2 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in SG&A expenses of $0.2 million at operations divested subsequent to the three months ended June 30, 2020.

The increase in SG&A expenses at our existing operations of $20.7 million, assuming foreign currency parity, for the three months ended June 30, 2021, was comprised of an increase in accrued recurring cash incentive compensation expense to our management of $9.5 million, a collective increase in travel, meeting, training and community activity expenses of $6.7 million due to event cancelation credits recognized in the prior year period and increased travel and social gatherings in the current year period due to a reduction in restrictions associated with the COVID-19 pandemic, an increase in equity-based compensation expenses of $5.3 million associated with an adjustment during the current year period of our common shares held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options, an increase in equity-based compensation expenses of $2.3 million resulting primarily from adjustments to the amount of performance-based restricted share units granted in 2019 and 2020 that are estimated to ultimately vest based on the achievement of required financial performance results, an increase in employee medical benefits expenses of $2.2 million due to an increase in medical visits, an increase in administrative payroll expenses of $1.7 million due primarily to annual pay increases, an increase in employee relocation expenses of $1.1 million and $0.8 million of other net expense increases, partially offset by a decrease in expenses for uncollectible accounts receivable of $5.4 million primarily due to the prior year period incurring increased expenses due to customers experiencing financial difficulties resulting from the economic impact of the COVID-19 pandemic, a decrease in deferred compensation expenses of $1.4 million as a result of higher increases during the prior year period in the market value of investments to which employee deferred compensation liability balances are tracked, a decrease of $1.1 million resulting from the prior year period including payments of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of the COVID-19 pandemic and a decrease in direct acquisition expenses of $1.0 million due to a decrease in acquisition activity in the comparable periods.

SG&A expenses increased $31.2 million, or 11.6%, to $299.4 million for the six months ended June 30, 2021, from $268.2 million for the six months ended June 30, 2020. The increase was comprised of an increase of $22.4 million in SG&A expenses at our existing operations, assuming foreign currency parity, $6.0 million of additional SG&A expenses from operating locations at acquisitions closed subsequent to the six months ended June 30, 2020 and $3.2 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in SG&A expenses of $0.4 million at operations divested subsequent to the six months ended June 30, 2020.

The increase in SG&A expenses at our existing operations of $22.4 million, assuming foreign currency parity, for the six months ended June 30, 2021, was comprised of an increase in accrued recurring cash incentive compensation expense to our management of $14.4 million, an increase in deferred compensation expenses of $4.2 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked, an increase in employee medical benefits expenses of $3.5 million due to an increase in medical visits, an increase in professional fees of $2.2 million due primarily to adjustments recorded during the prior year period to reduce estimated accrued liabilities associated with unbilled legal services and increased expenses associated with professional tax services, an increase in equity-based compensation expenses of $2.0 million associated with the net impact of current and prior period adjustments of our common shares held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options, an increase in equity-based compensation expenses of $1.8 million resulting primarily from adjustments to the amount of performance-based restricted share units granted in 2019 and 2020 that are estimated to ultimately vest based on the achievement of required financial performance results, an increase in administrative payroll expenses of $1.1 million due primarily to annual pay increases and $2.5 million of other net expense increases, partially offset by a decrease in expenses for uncollectible accounts receivable of $6.4 million primarily due to the prior year period incurring increased expenses due to customers experiencing financial difficulties resulting from the economic impact of the COVID-19 pandemic, a decrease in direct acquisition expenses of $1.6 million due to a decrease in acquisition activity in the comparable periods and a decrease of $1.3 million resulting from the prior year period including payments of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of the COVID-19 pandemic.

SG&A as a percentage of revenues increased 0.2 percentage points to 10.3% for the three months ended June 30, 2021, from 10.1% for the three months ended June 30, 2020. The increase as a percentage of revenues consisted of a 0.5 percentage point increase from travel, meeting, training and community activity expenses, a 0.4 percentage point increase from higher accrued recurring cash incentive compensation expense to our management and a 0.3 percentage point increase from increased equity-based compensation expenses associated with the designation of our common shares held in our deferred compensation plan, partially offset by a 0.4 percentage point decrease from lower expenses for uncollectible accounts receivable, a 0.4 percentage point decrease from leveraging existing administrative headcount to support solid waste revenue increases and a 0.2 percentage point decrease from all other net changes.

SG&A as a percentage of revenues increased 0.1 percentage points to 10.2% for the six months ended June 30, 2021, from 10.1% for the six months ended June 30, 2020. The increase as a percentage of revenues consisted of a 0.4 percentage point increase from higher accrued recurring cash incentive compensation expense to our management, a 0.1 percentage point increase from higher benefits expenses and a 0.1 percentage point increase from increased equity-based compensation expenses associated with the designation of our common shares held in our deferred compensation plan, partially offset by a 0.3 percentage point decrease from leveraging existing administrative headcount to support solid waste revenue increases and a 0.2 percentage point decrease from lower expenses for uncollectible accounts receivable.

Depreciation.  Depreciation expense increased $18.0 million, or 11.9%, to $169.2 million for the three months ended June 30, 2021, from $151.2 million for the three months ended June 30, 2020. The increase was comprised of an increase in depletion expense of $7.9 million resulting from increased landfill municipal solid waste and special waste volumes, an increase in depreciation expense of $4.8 million from the impact of additions to our fleet and equipment purchased to support our existing operations, depreciation and depletion expense of $3.8 million from acquisitions closed subsequent to the three months ended June 30, 2020 and $2.4 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in depreciation and depletion expense of $0.9 million from operations divested subsequent to the three months ended June 30, 2020.

Depreciation expense increased $24.5 million, or 8.1%, to $326.6 million for the six months ended June 30, 2021, from $302.1 million for the six months ended June 30, 2020. The increase was comprised of an increase in depreciation expense of $9.8 million from the impact of additions to our fleet and equipment purchased to support our existing operations, depreciation and depletion expense of $7.7 million from acquisitions closed subsequent to the six months ended June 30, 2020, an increase in depletion expense of $5.1 million resulting from increased landfill municipal solid waste and special waste volumes and $3.6 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in depreciation and depletion expense of $1.7 million from operations divested subsequent to the six months ended June 30, 2020.

Depreciation expense as a percentage of revenues decreased 0.6 percentage points to 11.0% for the three months ended June 30, 2021, from 11.6% for the three months ended June 30, 2020. Depreciation expense as a percentage of revenues decreased 0.2 percentage points to 11.2% for the six months ended June 30, 2021, from 11.4% for the six months ended June 30, 2020. The decreases as a percentage of revenues were primarily attributable to leveraging volume increases in our solid waste revenues.

Amortization of Intangibles.  Amortization of intangibles expense increased $0.9 million, or 2.9%, to $32.7 million for the three months ended June 30, 2021, from $31.8 million for the three months ended June 30, 2020. The increase was the result of $2.5 million from intangible assets acquired in acquisitions closed subsequent to the three months ended June 30, 2020 and $0.7 million from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease of $2.2 million from certain intangible assets becoming fully amortized subsequent to June 30, 2020 and a decrease of $0.1 million from operations divested subsequent to the three months ended June 30, 2020.

Amortization of intangibles expense increased $1.5 million, or 2.4%, to $64.9 million for the six months ended June 30, 2021, from $63.4 million for the six months ended June 30, 2020. The increase was the result of $5.3 million from intangible assets acquired in acquisitions closed subsequent to the six months ended June 30, 2020 and $1.0 million from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease of $4.6 million from certain intangible assets becoming fully amortized subsequent to June 30, 2020 and a decrease of $0.2 million from operations divested subsequent to the six months ended June 30, 2020.

Amortization expense as a percentage of revenues decreased 0.3 percentage points to 2.1% for the three months ended June 30, 2021, from 2.4% for the three months ended June 30, 2020. Amortization expense as a percentage of revenues decreased 0.2 percentage points to 2.2% for the six months ended June 30, 2021, from 2.4% for the six months ended June 30, 2020. The decreases as a percentage of revenues were primarily attributable to leveraging volume increases in our solid waste revenues.

Impairments and Other Operating Items.  Impairments and other operating items decreased $431.2 million, to net losses totaling $6.1 million for the three months ended June 30, 2021, from net losses totaling $437.3 million for the three months ended June 30, 2020, including an impairment charge at our E&P operations of $417.4 million.

The net losses of $6.1 million recorded during the three months ended June 30, 2021 consisted of a $4.6 million loss resulting from property and equipment damaged in a facility fire, $0.6 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date and $0.9 million of other net charges.

During the three months ended June 30, 2020, we concluded that a triggering event occurred which required us to perform an impairment test of the property and equipment and intangible assets of our E&P operations as of June 30, 2020. As a result of the impairment test, we concluded that the carrying value of four E&P landfills exceeded their estimated fair value, resulting in an impairment charge of $417.4 million to property and equipment. The remaining net losses of $19.9 million recorded during the three months ended June 30, 2020 consisted of $16.8 million of expenses associated with adjusting the carrying value of liabilities for contingent consideration associated with acquisitions closed in prior periods, $1.7 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations and $1.6 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date, partially offset by $0.2 million of other net credits to expense.

Impairments and other operating items decreased $432.1 million, to net losses totaling $6.7 million for the six months ended June 30, 2021, from net losses totaling $438.8 million for the six months ended June 30, 2020.

The net losses of $6.7 million recorded during the six months ended June 30, 2021 consisted of a $4.6 million loss resulting from property and equipment damaged in a facility fire, $1.1 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date and $1.0 million of other net charges.

The net losses of $438.8 million recorded during the six months ended June 30, 2020 consisted of the aforementioned charges of $417.4 million at our E&P operations and $16.8 million to adjust the carrying value of liabilities for contingent consideration, as well as $2.5 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date, $1.5 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations and $0.6 million of other net charges.

Operating Income (Loss).  Operating income (loss) increased $499.2 million, to operating income of $266.8 million for the three months ended June 30, 2021, from an operating loss of $232.4 million for the three months ended June 30,

2020. Operating income (loss) increased $520.6 million, to operating income of $505.2 million for the six months ended June 30, 2021, from an operating loss of $15.4 million for the six months ended June 30, 2020.

Our operating results for the three and six months ended June 30, 2020 were adversely impacted by the aforementioned impairment charge at our E&P operations of $417.4 million. The remaining increase in our operating income for the three and six months ended June 30, 2021 was due primarily to price increases for our solid waste services, increases in solid waste collection and disposal volumes, operating income contributions from increased sales of recyclable commodities and renewable energy credits associated with the generation of landfill gas, operating income generated from acquisitions closed subsequent to the three and six months ended June 30, 2020 and an increase in the average Canadian dollar to U.S. dollar currency exchange rate.

Operating income as a percentage of revenues increased 35.2 percentage points to 17.4% for the three months ended June 30, 2021, from a loss of 17.8% for the three months ended June 30, 2020.  The increase as a percentage of revenues was comprised of a 33.1 percentage point decrease in impairments and other operating items, a 1.4 percentage point decrease in cost of operations, a 0.6 percentage point decrease in depreciation expense and a 0.3 percentage point decrease in amortization expense, partially offset by at 0.2 percentage point increase in SG&A expense.

Operating income as a percentage of revenues increased 17.8 percentage points to 17.2% for the six months ended June 30, 2021, from a loss of 0.6% for the six months ended June 30, 2020.  The increase as a percentage of revenues was comprised of a 16.3 percentage point decrease in impairments and other operating items, a 1.2 percentage point decrease in cost of operations, a 0.2 percentage point decrease in depreciation expense and a 0.2 percentage point decrease in amortization expense, partially offset by at 0.1 percentage point increase in SG&A expense.

Interest Expense.  Interest expense increased $0.4 million, or 1.0%, to $41.3 million for the three months ended June 30, 2021, from $40.9 million for the three months ended June 30, 2020. The increase was primarily attributable to an increase of $1.4 million from higher net interest rates on borrowings outstanding under our Credit Agreement due primarily to $600 million in interest rate swap agreements commencing in October 2020 at higher interest rates than $575 million in interest rate swap agreements which expired between September 2020 and October 2020 and $0.5 million of other net increases, partially offset by a decrease of $1.5 million from the repayment of $250 million of senior unsecured notes in 2021.

Interest expense increased $4.9 million, or 6.1%, to $83.8 million for the six months ended June 30, 2021, from $78.9 million for the six months ended June 30, 2020. The increase was primarily attributable to an increase of $3.4 million from higher net interest rates on borrowings outstanding under our Credit Agreement due primarily to $600 million in interest rate swap agreements commencing in October 2020 at higher interest rates than $575 million in interest rate swap agreements which expired between September 2020 and October 2020, an increase of $3.1 million from the March 2020 issuance of our 2050 Senior Notes (as defined below), an increase of $0.9 million from the January 2020 issuance of our 2030 Senior Notes (as defined below) and $1.1 million of other net increases, partially offset by a decrease of $2.1 million due to a reduction in the average borrowings outstanding under our Credit Agreement and a decrease of $1.5 million from the repayment of $250 million of senior unsecured notes in 2021.

Interest Income.  Interest income decreased $0.6 million to $0.7 million for the three months ended June 30, 2021, from $1.3 million for the three months ended June 30, 2020. Interest income decreased $1.7 million to $1.8 million for the six months ended June 30, 2021, from $3.5 million for the six months ended June 30, 2020. The decreases were primarily attributable to lower reinvestment rates in the current period, partially offset by higher average cash balances.

Other Income (Expense), Net.  Other income (expense), net decreased $7.0 million, to an expense total of $1.2 million for the three months ended June 30, 2021, from an income total of $5.8 million for the three months ended June 30, 2020.

Other expense of $1.2 million recorded during the three months ended June 30, 2021 consisted of $1.8 million of adjustments to increase certain accrued liabilities acquired in prior period acquisitions and a $0.9 million increase in other net expenses, partially offset by $1.5 million of income earned on investments purchased to fund our employee deferred compensation obligations.

Other income of $5.8 million recorded during the three months ended June 30, 2020 consisted of $3.3 million of earnings on investments purchased to fund our employee deferred compensation obligations, a $1.0 million adjustment to decrease certain non-acquisition accrued liabilities recorded in prior periods and a $1.5 million increase in other income sources.

Other income (expense), net increased $6.0 million, to an income total of $2.3 million for the six months ended June 30, 2021, from an expense total of $3.7 million for the six months ended June 30, 2020.

Other income of $2.3 million recorded during the six months ended June 30, 2021 consisted of $2.7 million of income earned on investments purchased to fund our employee deferred compensation obligations and a $1.1 million increase in other net income sources, partially offset by $1.5 million of adjustments to increase certain accrued liabilities acquired in prior period acquisitions.

Other expense of $3.7 million recorded during the six months ended June 30, 2020 consisted of a $3.0 million adjustment to increase certain accrued liabilities acquired in the 2016 Progressive Waste acquisition, $1.5 million of losses on investments purchased to fund our employee deferred compensation obligations and a $0.2 million increase in other expenses, partially offset by a $1.0 million adjustment to decrease certain non-acquisition accrued liabilities recorded in prior periods.

Income Tax (Provision) Benefit.  Income taxes increased $86.6 million, to an expense total of $47.9 million for the three months ended June 30, 2021, from a benefit total of $38.7 million for the three months ended June 30, 2020.  Our effective tax expense rate for the three months ended June 30, 2021 was 21.3%. Our effective tax benefit rate for the three months ended June 30, 2020 was 14.6%.  Income taxes increased $98.2 million, to an expense total of $88.2 million for the six months ended June 30, 2021, from a benefit total of $10.0 million for the six months ended June 30, 2020.  Our effective tax expense rate for the six months ended June 30, 2021 was 20.7%. Our effective tax benefit rate for the six months ended June 30, 2020 was 10.6%.

The income tax provision for the six months ended June 30, 2021 included benefits of $2.0 million from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

The income tax benefit for the three and six months ended June 30, 2020 included a $27.4 million expense associated with certain 2019 inter-entity payments no longer being deductible for tax purposes due to the finalization of tax regulations on April 7, 2020 under Internal Revenue Code section 267A and a $4.1 million expense related to an increase in our deferred income tax liabilities resulting from the impairment of certain assets within our E&P operations, which impacted the geographical apportionment of our state income taxes.  Additionally, the income tax benefit for the three and six months ended June 30, 2020 included a benefit of $0.2 million and $5.3 million, respectively, from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented. The following table disaggregates our revenue by service line for the periods indicated (dollars in thousands of U.S. dollars).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commercial	$444,044	$375,427	$870,439	$791,935
Residential	416,975	378,188	817,794	743,919
Industrial and construction roll off	237,300	194,457	446,558	401,228
Total collection	1,098,319	948,072	2,134,791	1,937,082
Landfill	327,124	280,619	599,060	546,836
Transfer	217,133	189,085	406,456	369,851
Recycling	41,539	20,217	73,987	38,324
E&P	34,607	40,152	62,618	105,530
Intermodal and other	38,590	27,811	74,225	57,829
Intercompany	(223,381)	(200,174)	(421,263)	(397,265)
Total	$1,533,931	$1,305,782	$2,929,874	$2,658,187

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

At June 30, 2021, under the current orientation, our Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New Mexico, North Dakota, southern Oklahoma, western Tennessee, Texas, Wyoming and along the Gulf of Mexico; our Eastern segment services customers located in Delaware, northern Illinois, Kentucky, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central segment services customers located in Arizona, Colorado, southern Illinois, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and our Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands of U.S. dollars and as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Eastern	$369,617	24.1%	$318,891	24.4%	$706,079	24.1%	$651,093	24.5%
Southern	363,336	23.7	333,466	25.5	701,497	23.9	702,722	26.4
Western	313,789	20.4	275,536	21.1	610,793	20.9	547,518	20.6
Central	266,845	17.4	216,620	16.6	502,231	17.1	425,162	16.0
Canada	220,344	14.4	161,269	12.4	409,274	14.0	331,692	12.5
	$1,533,931	100.0%	$1,305,782	100.0%	$2,929,874	100.0%	$2,658,187	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands of U.S. dollars and as a percentage of segment revenues for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Western	99,402	31.7%	85,423	31.0%	$193,228	31.6%	$166,451	30.4%
Eastern	99,382	26.9%	82,680	25.9%	188,503	26.7%	167,342	25.7%
Southern	98,928	27.2%	89,130	26.7%	192,352	27.4%	195,450	27.8%
Central	94,886	35.6%	79,705	36.8%	173,926	34.6%	152,856	36.0%
Canada	88,641	40.2%	53,675	33.3%	162,581	39.7%	113,073	34.1%
Corporate(a)	(6,442)	—	(2,699)	—	(7,192)	—	(6,329)	—
	$474,797	31.0%	$387,914	29.7%	$903,398	30.8%	$788,843	29.7%
(a)	The majority of Corporate expenses are allocated to the five operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the five operating segments and comprise the net EBITDA for our Corporate segment for the periods presented.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 11 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue and segment EBITDA for our reportable segments for the three and six month periods ended June 30, 2021, compared to the three and six month periods ended June 30, 2020, are discussed below.

Segment Revenue

Revenue in our Eastern segment increased $50.7 million, or 15.9%, to $369.6 million for the three months ended June 30, 2021, from $318.9 million for the three months ended June 30, 2020. The components of the increase consisted of solid waste volume increases of $16.6 million due primarily to higher collection and disposal volumes, net price increases of $14.0 million, net revenue growth from acquisitions closed subsequent to the three months ended June 30, 2020 of $10.4 million, the impact of a partial recovery of collected commercial recycling volumes, which declined in the prior year period due to economic disruptions resulting from the COVID-19 pandemic, and higher prices for old corrugated cardboard, other paper products, plastics and aluminum contributing to a $9.2 million increase in sales from recyclable commodities and other revenue increases of $0.5 million.

Revenue in our Eastern segment increased $55.0 million, or 8.4%, to $706.1 million for the six months ended June 30, 2021, from $651.1 million for the six months ended June 30, 2020. The components of the increase consisted of net price increases of $27.2 million, net revenue growth from acquisitions closed subsequent to the six months ended June 30, 2020 of $20.0 million, the impact of a partial recovery of collected commercial recycling volumes, which declined in the prior year period due to economic disruptions resulting from the COVID-19 pandemic, and higher prices for old corrugated cardboard, other paper products, plastics and aluminum contributing to a $14.8 million increase in sales from recyclable commodities and other revenue increases of $0.6 million, partially offset by solid waste volume decreases of $7.6 million attributable primarily to COVID-19-related economic disruptions in our Northeastern markets, which commenced in March 2020 and continued into 2021, driving declines in commercial collection and roll off collection volumes.

Revenue in our Southern segment increased $29.8 million, or 9.0%, to $363.3 million for the three months ended June 30, 2021, from $333.5 million for the three months ended June 30, 2020. The components of the increase consisted of net price increases of $18.0 million, solid waste volume increases of $14.8 million due primarily to higher commercial collection, roll off collection, transfer station and landfill volumes, higher prices for old corrugated cardboard, plastics and aluminum products contributing to a $2.8 million increase in sales from recyclable commodities and other revenue increases of $1.6 million, partially offset by a decline in revenue at our E&P operations of $5.2 million as decreases in the demand for crude oil commenced in March 2020 as a result of economic disruptions from the COVID-19 pandemic, resulting in decreases in drilling and production activity levels and decreases in overall demand for our E&P waste services and net revenue reductions from divestitures closed subsequent to June 30, 2020 of $2.2 million.

Revenue in our Southern segment decreased $1.2 million, or 0.2%, to $701.5 million for the six months ended June 30, 2021, from $702.7 million for the six months ended June 30, 2020. The components of the decrease consisted of a decline in revenue at our E&P operations of $39.5 million, partially offset by an increase in revenue at our solid waste operations of $38.3 million. The $39.5 million decrease in revenue at our E&P operations was attributable to decreases in the demand for crude oil as a result of economic disruptions from the COVID-19 pandemic resulting in a drop in the value of crude oil, decreases in drilling and production activity levels and decreases in overall demand for our E&P waste services. The components of the $38.3 million increase in revenue at our solid waste operations consisted of net price increases of $31.5 million, solid waste volume increases of $4.4 million due primarily to higher landfill special waste volumes, higher prices for old corrugated cardboard, plastics and aluminum contributing to a $4.4 million increase in sales from recyclable commodities and other revenue increases of $1.9 million, partially offset by net revenue reductions from divestitures closed subsequent to June 30, 2020 of $3.9 million.

Revenue in our Western segment increased $38.3 million, or 13.9%, to $313.8 million for the three months ended June 30, 2021, from $275.5 million for the three months ended June 30, 2020. The components of the increase consisted of solid waste volume increases of $22.6 million attributable to increased collection and disposal volumes, net revenue growth from acquisitions closed subsequent to the three months ended June 30, 2020 of $6.9 million, net price increases of $6.9 million and recyclable commodity revenue increases of $3.0 million due primarily to higher prices for old corrugated cardboard, metals and aluminum and higher volumes collected from residential recycling customers and other revenue increases of $0.2 million, partially offset by intermodal revenue decreases of $1.3 million due primarily to customer losses resulting in a reduction in intermodal cargo volumes.

Revenue in our Western segment increased $63.3 million, or 11.6%, to $610.8 million for the six months ended June 30, 2021, from $547.5 million for the six months ended June 30, 2020. The components of the increase consisted of solid waste volume increases of $32.5 million attributable to increased collection and disposal volumes, net revenue growth from acquisitions closed subsequent to the six months ended June 30, 2020 of $15.4 million, net price increases of $13.9 million and recyclable commodity revenue increases of $4.7 million due primarily to higher prices for old corrugated cardboard, metals and aluminum and higher volumes collected from residential recycling customers and other revenue increases of $0.2 million, partially offset by intermodal revenue decreases of $3.4 million due primarily to customer losses resulting in a reduction in intermodal cargo volumes.

Revenue in our Central segment increased $50.2 million, or 23.2%, to $266.8 million for the three months ended June 30, 2021, from $216.6 million for the three months ended June 30, 2020. The components of the increase consisted of revenue growth from acquisitions closed subsequent to the three months ended June 30, 2020 of $30.1 million, net price increases of $10.0 million, solid waste volume increases of $8.7 million due primarily to higher commercial collection, roll off collection, transfer station and landfill volumes, higher prices for old corrugated cardboard and aluminum products contributing to a $1.2 million increase in sales from recyclable commodities and other revenue increases of $1.6 million, partially offset by net revenue reductions from divestitures closed subsequent to June 30, 2020 of $1.4 million.

Revenue in our Central segment increased $77.0 million, or 18.1%, to $502.2 million for the six months ended June 30, 2021, from $425.2 million for the six months ended June 30, 2020. The components of the increase consisted of revenue growth from acquisitions closed subsequent to the six months ended June 30, 2020 of $55.3 million, net price increases of $19.4 million, solid waste volume increases of $2.2 million due primarily to higher landfill special waste volumes, higher prices for old corrugated cardboard and aluminum products contributing to a $1.5 million increase in sales from recyclable commodities and other revenue increases of $1.4 million, partially offset by net revenue reductions from divestitures closed subsequent to June 30, 2020 of $2.8 million.

Revenue in our Canada segment increased $59.0 million, or 36.6%, to $220.3 million for the three months ended June 30, 2021, from $161.3 million for the three months ended June 30, 2020. The components of the increase consisted of $20.5 million resulting from a higher average foreign currency exchange rate in effect during the comparable reporting periods, solid waste volume increases of $17.5 million due primarily to higher collection and disposal volumes, net price increases of $11.9 million, $8.0 million resulting from higher prices for renewable energy credits associated with the generation of landfill gas and recyclable commodity revenue increases of $1.9 million due primarily to higher prices for old corrugated cardboard and higher volumes collected from residential recycling customers, partially offset by other revenue decreases of $0.8 million.

Revenue in our Canada segment increased $77.6 million, or 23.4%, to $409.3 million for the six months ended June 30, 2021, from $331.7 million for the six months ended June 30, 2020. The components of the increase consisted of $30.9 million resulting from a higher average foreign currency exchange rate in effect during the comparable reporting periods, net price increases of $21.1 million, $14.1 million resulting from higher prices for renewable energy credits associated with the generation of landfill gas, solid waste volume increases of $8.2 million due primarily to higher roll off collection and landfill special waste volumes and recyclable commodity revenue increases of $3.9 million due primarily to higher prices for old corrugated cardboard and higher volumes collected from residential recycling customers, partially offset by other revenue decreases of $0.6 million.

Segment EBITDA

Segment EBITDA in our Western segment increased $14.0 million, or 16.4%, to $99.4 million for the three months ended June 30, 2021, from $85.4 million for the three months ended June 30, 2020. The increase was due primarily to an increase in revenues of $38.3 million, a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel of $2.1 million due to the prior year period including non-recurring expenses to recognize services provided by our front-line employees during the COVID-19 pandemic and a decrease in taxes on revenues of $1.6 million at Chiquita Canyon landfill due to a reduction in certain fees and exactions resulting from our successful challenge of these expenses subsequent to June 30, 2020, partially offset by an increase in labor expenses of $7.0 million due primarily to employee pay increases and headcount additions to support solid waste volume increases, $4.7 million of additional operating costs from acquisitions closed subsequent to the three months ended June 30, 2020, an increase in taxes on revenues of $2.8 million due primarily to increased revenues, an increase in diesel fuel expense of $2.4 million due to higher fuel prices and increased consumption resulting from additional truck and equipment operating hours to support solid waste volume increases, an increase in third-party disposal expenses of $2.2 million due primarily to increased solid waste collection volumes, an increase in third-party trucking and transportation expenses of $2.2 million due primarily to increased transfer station and landfill special waste volumes requiring trucking and transportation services to our landfills, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.1 million due to parts and service rate increases and additional maintenance and repair requirements resulting from increased truck and equipment operating hours to support increases in our solid waste volumes, an increase in employee medical benefits expenses of $2.0 million due to an increase in medical visits, an increase in corporate overhead expense allocations of $1.4 million due to an increase in the overhead allocation rate resulting from an increase in corporate expenses qualifying for allocation and $1.2 million of other net expense increases.

Segment EBITDA in our Western segment increased $26.7 million, or 16.1%, to $193.2 million for the six months ended June 30, 2021, from $166.5 million for the six months ended June 30, 2020. The increase was due primarily to an increase in revenues of $63.3 million, a decrease in taxes on revenues of $3.7 million at Chiquita Canyon landfill due to a reduction in certain fees and exactions resulting from our successful challenge of these expenses subsequent to June 30, 2020, a decrease in intermodal rail expenses of $2.8 million due to customer losses resulting in a reduction in cargo volume, a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel of $2.4 million due to the prior year period including non-recurring expenses to recognize services provided by our front-line employees during the COVID-19 pandemic and a decrease in expenses for processing recyclable commodities in our Western segment of $1.7 million due to increased recyclable commodity values resulting in price reductions charged by third-party recycling processors, partially offset by $11.0 million of additional operating costs from acquisitions closed subsequent to the six months ended June 30, 2020, an increase in labor expenses of $9.0 million due primarily to employee pay increases and headcount additions to support solid waste volume increases, an increase in corporate overhead expense allocations of $5.2 million due to an increase in the overhead allocation rate resulting from an increase in corporate expenses qualifying for allocation, an increase in taxes on revenues of $5.0 million due primarily to increased revenues, an increase in third-party disposal expenses of $3.9 million due primarily to increased solid waste collection volumes, an increase in third-party trucking and transportation expenses of $3.4 million due primarily to increased transfer station and landfill special waste volumes requiring trucking and transportation services to our landfills, an increase in employee medical benefits expenses of $3.0 million due to an increase in medical visits, an increase in diesel fuel expense of $2.3 million due to higher fuel prices, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.2 million due primarily to parts and service rate increases, an increase in landfill maintenance, environmental compliance and daily cover expenses of $1.2 million due to increased compliance requirements under our landfill operating permits and $1.0 million of other net expense increases.

Segment EBITDA in our Eastern segment increased $16.7 million, or 20.2%, to $99.4 million for the three months ended June 30, 2021, from $82.7 million for the three months ended June 30, 2020. The increase was due primarily to an increase in revenues of $50.7 million, a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel of $2.8 million due to the prior year period including non-recurring expenses to recognize services provided by our front-line employees during the COVID-19 pandemic and a decrease in expenses for uncollectible accounts receivable of $2.2 million primarily due to the prior year period incurring increased expenses due to customers experiencing financial difficulties resulting from the economic impact of the COVID-19 pandemic, partially offset by an increase in labor expenses of $6.5 million due primarily to employee pay increases and headcount additions to support solid waste volume increases, $6.4 million of additional operating costs from acquisitions closed subsequent to the three months ended June 30, 2020, an increase in third-party trucking and transportation expenses of $4.7 million due primarily to increased transfer station and landfill special waste volumes requiring trucking and transportation services to our landfills, an increase in third-party disposal expenses of $4.3 million due primarily to increased solid waste collection volumes, an increase in truck, container, equipment and facility maintenance and repair expenses of $3.9 million due to parts and service rate increases and additional maintenance and repair requirements resulting from increased truck and equipment operating hours to support increases in our solid waste volumes, an increase in employee medical benefits expenses of $2.6 million due to an increase in medical visits, an increase in diesel fuel expense of $2.2 million due to higher fuel prices and increased consumption resulting from additional truck and equipment operating hours to support solid waste volume increases, an increase in landfill maintenance expenses of $1.3 million due to increased disposal volumes and increased compliance requirements under our landfill operating permits, an increase in taxes on revenues of $1.2 million due primarily to increased revenues, an increase in corporate overhead expense allocations of $1.0 million due to an increase in the overhead allocation rate resulting from an increase in corporate expenses qualifying for allocation and other net expense increases of $4.9 million.

Segment EBITDA in our Eastern segment increased $21.2 million, or 12.6%, to $188.5 million for the six months ended June 30, 2021, from $167.3 million for the six months ended June 30, 2020. The increase was due primarily to an increase in revenues of $55.0 million, a decrease in expenses for uncollectible accounts receivable of $3.6 million primarily due to the prior year period incurring increased expenses due to customers experiencing financial difficulties resulting from the economic impact of the COVID-19 pandemic and a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel of $3.2 million due to the prior year period including non-recurring expenses to recognize services provided by our front-line employees during the COVID-19 pandemic, partially offset by $11.4 million of additional operating costs from acquisitions closed subsequent to the six months ended June 30, 2020, an increase in labor expenses at our solid waste operations of $5.0 million due primarily to employee pay increases, an increase in corporate overhead expense allocations of $4.9 million due to an increase in the overhead allocation rate resulting from an increase in corporate expenses qualifying for allocation, an increase in third-party disposal expenses of $4.2 million due primarily to increased rates paid for third party disposal and increased volumes in our Northeastern markets as they began to recover in 2021 from economic disruptions attributable to the COVID-19 pandemic, an increase in employee medical benefits expenses of $3.7 million due to an increase in medical visits, an increase in third-party trucking and transportation expenses of $3.0 million due primarily to opening a new transfer station facility in the latter half of 2020 and increased transfer station volumes in our Northeastern markets as they began to recover in 2021 from economic disruptions attributable to the COVID-19 pandemic, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.5 million due primarily to parts and service rate increases, an increase in landfill maintenance expenses of $1.8 million due to increased disposal volumes and increased compliance requirements under our landfill operating permits, an increase in diesel fuel expense of $1.6 million due to higher fuel prices, an increase in taxes on revenues of $1.5 million due primarily to increased revenues and other net expense increases of $1.0 million.

Segment EBITDA in our Southern segment increased $9.8 million, or 11.0%, to $98.9 million for the three months ended June 30, 2021, from $89.1 million for the three months ended June 30, 2020. The increase was due to an increase in revenues of $32.0 million from organic growth and acquisitions, a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel of $3.2 million due to the prior year period including non-recurring expenses to recognize services provided by our front-line employees during the COVID-19 pandemic, a decrease in labor at our E&P operations of $1.7 million due to headcount reductions resulting from disposal volume decreases, a decrease in subcontracted operating and remediation services at our E&P operations of $1.2 million due to disposal volume decreases and a decrease in expenses for uncollectible accounts receivable of $1.0 million at our E&P operations primarily due to the prior year period incurring increased expenses due to customers experiencing financial difficulties resulting from the economic impact of the COVID-19 pandemic, partially offset by an increase in labor expenses of $5.5 million due primarily to employee pay increases and headcount additions to support solid waste volume increases, an increase in third-party disposal expenses of $4.5 million due primarily to increased solid waste collection volumes, an increase in truck, container, equipment and facility maintenance and repair expenses of $3.6 million due to parts and service rate increases and additional maintenance and repair requirements resulting from increased truck and equipment operating hours to support increases in our solid waste volumes, an increase in subcontracted hauling services at our solid waste operations of $2.9 million due to outsourcing the servicing of certain non-strategic contracts and commercial collection customers to third party haulers, an increase in employee medical benefits expenses of $2.8 million due to an increase in medical visits, an increase in third-party trucking and transportation expenses of $2.5 million due primarily to increased transfer station and landfill special waste volumes requiring trucking and transportation services to our landfills, an increase in diesel fuel expense of $2.0 million due to higher fuel prices and increased consumption resulting from additional truck and equipment operating hours to support solid waste volume increases, a decrease to EBITDA of $1.2 million from the impact of operations disposed of during, or subsequent to, the three months ended June 30, 2020, an increase in taxes on revenues of $0.9 million due primarily to increased revenues in our solid waste markets, an increase in corporate overhead expense allocations of $0.9 million due to an increase in the overhead allocation rate resulting from an increase in corporate expenses qualifying for allocation and other net expense increases of $2.5 million.

Segment EBITDA in our Southern segment decreased $3.0 million, or 1.6%, to $192.4 million for the six months ended June 30, 2021, from $195.4 million for the six months ended June 30, 2020. The decrease was due to a decline in E&P revenues of $39.5 million, an increase in subcontracted hauling services at our solid waste operations of $5.6 million due to outsourcing the servicing of certain non-strategic contracts and commercial collection customers to third party haulers, an increase in employee medical benefits expenses of $4.0 million due to an increase in medical visits, an increase in labor expenses at our solid waste operations of $3.2 million due primarily to employee pay increases and headcount additions to support solid waste volume increases, an increase in truck, container, equipment and facility maintenance and repair expenses at our solid waste operations of $3.0 million due primarily to parts and service rate increases, an increase in corporate overhead expense allocations of $2.9 million due to an increase in the overhead allocation rate resulting from an increase in corporate expenses qualifying for allocation, an increase in third-party disposal expenses at our solid waste operations of $2.8 million due primarily to increased solid waste collection volumes, an increase in third-party trucking and transportation expenses at our solid waste operations of $2.8 million due primarily to increased transfer station and landfill special waste volumes requiring trucking and transportation services to our landfills, a decrease to EBITDA of $2.0 million from the impact of operations disposed of subsequent to the six months ended June 30, 2020 and an increase in diesel fuel expense at our solid waste operations of $1.1 million due to higher fuel prices, partially offset by an increase in solid waste revenues of $42.2 million from organic growth and acquisitions, a decrease in expenses for auto and workers’ compensation claims of $6.5 million due primarily to higher claims severity in the prior year period and adjustments recorded in the current year period to decrease projected losses on outstanding claims originally recorded prior to 2021, a decrease in labor at our E&P operations of $4.7 million due to headcount reductions resulting from disposal volume decreases, a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel of $3.7 million due to the prior year period including non-recurring expenses to recognize services provided by our front-line employees during the COVID-19 pandemic, a decrease in subcontracted operating and remediation services at our E&P operations of $3.4 million due to disposal volume decreases, a decrease in equipment and facility maintenance and repair expenses at our E&P operations of $1.7 million due to decreased equipment operating hours resulting from disposal volume decreases, a decrease in expenses for uncollectible accounts receivable of $1.3 million at our E&P operations primarily due to the prior year period incurring increased expenses due to customers experiencing financial difficulties resulting from the economic impact of the COVID-19 pandemic and other net expense decreases of $0.4 million.

Segment EBITDA in our Central segment increased $15.2 million, or 19.0%, to $94.9 million for the three months ended June 30, 2021, from $79.7 million for the three months ended June 30, 2020. The increase was due primarily to an increase in revenues of $51.6 million from organic growth and acquisitions and a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel of $2.2 million due to the prior year period including non-recurring expenses to recognize services provided by our front-line employees during the COVID-19 pandemic, partially offset by $16.5 million of additional operating costs from certain acquisitions closed subsequent to the three months ended June 30, 2020, an increase in labor expenses of $6.2 million due primarily to employee pay increases and headcount additions to support solid waste volume increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $3.5 million due to parts and service rate increases and additional maintenance and repair requirements resulting from increased truck and equipment operating hours to support increases in our solid waste volumes, an increase in third-party disposal expenses of $2.2 million due primarily to increased solid waste collection volumes, an increase in employee medical benefits expenses of $2.0 million due to an increase in medical visits, an increase in corporate overhead expense allocations of $1.6 million due to an increase in the overhead allocation rate resulting from an increase in corporate expenses qualifying for allocation, an increase in third-party trucking and transportation expenses of $1.5 million due primarily to increased transfer station and landfill special waste volumes requiring trucking and transportation services to our landfills, an increase in taxes on revenues of $1.2 million due primarily to increased revenues, an increase in diesel fuel expense of $1.0 million due to higher fuel prices and increased consumption resulting from additional truck and equipment operating hours to support solid waste volume increases, a decrease to EBITDA of $0.2 million from the impact of operations disposed of subsequent to the three months ended June 30, 2020 and other net expense increases of $2.7 million.

Segment EBITDA in our Central segment increased $21.0 million, or 13.8%, to $173.9 million for the six months ended June 30, 2021, from $152.9 million for the six months ended June 30, 2020. The increase was due primarily to an increase in revenues of $79.8 million from organic growth and acquisitions and a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel of $2.4 million due to the prior year period including non-recurring expenses to recognize services provided by our front-line employees during the COVID-19 pandemic, partially offset by $32.2 million of additional operating costs from certain acquisitions closed subsequent to the six months ended June 30, 2020, an increase in labor expenses at our solid waste operations of $7.6 million due primarily to employee pay increases, an increase in corporate overhead expense allocations of $4.8 million due to an increase in the overhead allocation rate resulting from an increase in corporate expenses qualifying for allocation, an increase in truck, container, equipment and facility maintenance and repair expenses of $4.0 million due primarily to parts and service rate increases, an increase in employee medical benefits expenses of $3.0 million due to an increase in medical visits, an increase in third-party trucking and transportation expenses of $2.5 million due primarily to increased transfer station and landfill special waste volumes requiring trucking and transportation services to our landfills, an increase in taxes on revenues of $1.7 million due primarily to increased revenues, an increase in expenses for uncollectible accounts receivable of $1.4 million due to the prior year period including the collection of amounts deemed uncollectible in 2019, an increase in third-party disposal expenses of $1.1 million due primarily to increased solid waste collection volumes, a decrease to EBITDA of $0.2 million from the impact of operations disposed of subsequent to the six months ended June 30, 2020 and other net expense increases of $2.7 million.

Segment EBITDA in our Canada segment increased $34.9 million, or 65.1%, to $88.6 million for the three months ended June 30, 2021, from $53.7 million for the three months ended June 30, 2020. The increase was comprised of an increase of $28.2 million assuming foreign currency parity during the comparable reporting periods and an increase of $6.7 million from a higher average foreign currency exchange rate in effect during the comparable reporting periods. The $28.2 million increase, which assumes foreign currency parity, was due primarily to an increase in revenues of $38.5 million, a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel of $1.3 million due to the prior year period including non-recurring expenses to recognize services provided by our front-line employees during the COVID-19 pandemic and a decrease in expenses for uncollectible accounts receivable of $1.1 million primarily due to the prior year period incurring increased expenses due to customers experiencing financial difficulties resulting from the economic impact of the COVID-19 pandemic, partially offset by an increase in labor expenses of $4.3 million due primarily to employee pay increases and headcount additions to support solid waste volume increases, an increase in diesel fuel expense of $2.3 million due to higher fuel prices and increased consumption resulting from additional truck and equipment operating hours to support solid waste volume increases, an increase in third-party disposal expenses of $1.9 million due primarily to increased solid waste collection volumes, an increase in third-party trucking and transportation expenses of $1.2 million due primarily to increased transfer station and landfill special waste volumes requiring trucking and transportation services to our landfills, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.2 million due to parts and service rate increases and additional maintenance and repair requirements resulting from increased truck and equipment operating hours to support increases in our solid waste volumes and other net expense increases of $1.8 million.

Segment EBITDA in our Canada segment increased $49.5 million, or 43.8%, to $162.6 million for the six months ended June 30, 2021, from $113.1 million for the six months ended June 30, 2020. The increase was comprised of an increase of $39.1 million assuming foreign currency parity during the comparable reporting periods and an increase of $10.4 million from a higher average foreign currency exchange rate in effect during the comparable reporting periods. The $39.1 million increase, which assumes foreign currency parity, was due primarily to an increase in revenues of $46.7 million, a decrease in expenses for uncollectible accounts receivable of $1.9 million primarily due to the prior year period incurring increased expenses due to customers experiencing financial difficulties resulting from the economic impact of the COVID-19 pandemic and a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel of $1.4 million due to the prior year period including non-recurring expenses to recognize services provided by our front-line employees during the COVID-19 pandemic, partially offset by an increase in labor expenses of $4.3 million due primarily to employee pay increases, an increase in diesel fuel expense of $2.3 million due to higher fuel prices, an increase in third-party trucking and transportation expenses of $1.0 million due primarily to increased landfill special waste volumes requiring trucking and transportation services to our landfills, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.0 million due to parts and service rate increases and other net expense increases of $2.3 million.

Segment EBITDA at Corporate decreased $3.7 million, to a loss of $6.4 million for the three months ended June 30, 2021, from a loss of $2.7 million for the three months ended June 30, 2020. The decrease was due to an increase in equity-based compensation expenses of $5.3 million associated with an adjustment during the current year period of our common shares held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options, a collective increase in travel, meeting, training and community activity expenses of $2.8 million due to event cancelation credits recognized in the prior year period and increased travel and social gatherings in the current year period due to a reduction in restrictions associated with  the COVID-19 pandemic, an increase in equity-based compensation expenses of $2.3 million resulting primarily from adjustments to the amount of performance-based restricted share units granted in 2019 and 2020 that are estimated to ultimately vest based on the achievement of required financial performance results and $0.5 million of other net expense increases, partially offset by an increase in corporate overhead allocated through charges to our segments of $4.8 million due to an increase in expenses qualifying for allocation, a decrease in deferred compensation expenses of $1.4 million as a result of higher increases during the prior year period in the market value of investments to which employee deferred compensation liability balances are tracked and a decrease in direct acquisition expenses of $1.0 million due to a decrease in acquisition activity in the comparable periods.

Segment EBITDA at Corporate decreased $0.9 million, to a loss of $7.2 million for the six months ended June 30, 2021, from a loss of $6.3 million for the six months ended June 30, 2020. The decrease was due to an increase in accrued recurring cash incentive compensation expense to our management of $8.8 million, an increase in deferred compensation expenses of $4.2 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked, an increase in equity-based compensation expenses of $2.0 million associated with the net impact of current and prior period adjustments of our common shares held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options, an increase in equity-based compensation expenses of $1.8 million resulting primarily from adjustments to the amount of performance-based restricted share units granted in 2019 and 2020 that are estimated to ultimately vest based on the achievement of required financial performance results, an increase in professional fees of $1.1 million due primarily to increased expenses associated with professional tax services, an increase in administrative payroll expenses of $1.0 million due primarily to annual pay increases and $0.6 million of other net expense increases, partially offset by an increase in corporate overhead allocated through charges to our segments of $18.6 million due to an increase in expenses qualifying for allocation.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the six months ended June 30, 2021 and 2020 (in thousands of U.S. dollars):

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by operating activities	$848,478	$753,185
Net cash used in investing activities	(332,794)	(359,956)
Net cash provided by (used in) financing activities	(393,184)	67,515
Effect of exchange rate changes on cash, cash equivalents and restricted cash	873	(541)
Net increase in cash, cash equivalents and restricted cash	123,373	460,203
Cash, cash equivalents and restricted cash at beginning of period	714,389	423,221
Cash, cash equivalents and restricted cash at end of period	$837,762	$883,424

Operating Activities Cash Flows

For the six months ended June 30, 2021, net cash provided by operating activities was $848.5 million. For the six months ended June 30, 2020, net cash provided by operating activities was $753.2 million. The $95.3 million increase was due primarily to the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $21.0 million from an increase in net income, excluding depreciation, amortization of intangibles, share-based compensation, adjustments to and payments of contingent consideration recorded in earnings and loss on disposal of assets and impairments, due primarily to price increases, earnings from acquisitions closed subsequent to the six months ended June 30, 2020, earnings generated from the increased sales of recyclable commodities and renewal energy credits associated with the generation of landfill gas and an increase in the average Canadian dollar to U.S. dollar currency exchange rate offsetting a decline in earnings at our E&P operations.
2)	Deferred income taxes — Our increase in net cash provided by operating activities was favorably impacted by $70.3 million from deferred income taxes as changes in deferred income taxes resulted in an increase to operating cash flows of $3.5 million for the six months ended June 30, 2021, compared to a decrease to operating cash flows of $66.8 million for the six months ended June 30, 2020. The decrease in deferred taxes in the prior year period was attributable to the impairment of certain assets within our E&P operations.
3)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was favorably impacted by $41.4 million from accounts payable and accrued liabilities as changes in accounts payable and accrued liabilities resulted in an increase to operating cash flows of $35.6 million for the six months ended June 30, 2021, compared to a decrease to operating cash flows of $5.8 million for the six months ended June 30, 2020. The increase for the six months ended June 30, 2021 was due primarily to increases in operating expenses during the period which remained as outstanding obligations at June 30, 2021 and the timing of payroll cycles.
4)	Other long-term liabilities — Our increase in net cash provided by operating activities was favorably impacted by $21.4 million from other long-term liabilities, as changes in other long-term liabilities resulted in an increase to operating cash flows of $10.6 million for the six months ended June 30, 2021, compared to a decrease to operating cash flows of $10.8 million for the six months ended June 30, 2020. The increase for the six months ended June 30, 2021 was primarily attributable to the receipt of funds associated with the eminent domain purchase of an operating facility that will be replaced with a newly constructed facility in a future period. The decrease for the six months ended June 30, 2020 was primarily attributable to declines in our deferred compensation liabilities due to distributions and the cash settlement of equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016.

5)	Deferred revenue — Our increase in net cash provided by operating activities was favorably impacted by $12.6 million from deferred revenue as changes in deferred revenue resulted in an increase to operating cash flows of $14.5 million for the six months ended June 30, 2021, compared to an increase to operating cash flows of $1.9 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, deferred revenue increased due to price increases on our advanced billed residential and commercial collection services, the timing of bi-monthly advance service billings and a landfill in our Southern segment receiving an advance payment for future disposal services.
6)	Accounts receivable – Our increase in net cash provided by operating activities was unfavorably impacted by $63.2 million from accounts receivable as changes in accounts receivable resulted in a decrease to operating cash flows of $14.2 million for the six months ended June 30, 2021, compared to an increase to operating cash flows of $49.0 million for the six months ended June 30, 2020. The decrease for the six months ended June 30, 2021 was due to increases in revenues, which remained as outstanding receivables at June 30, 2021. The increase for the six months ended June 30, 2020 was attributable to the collection of outstanding accounts receivable existing prior to the COVID-19-driven economic downturn, with accounts receivable at June 30, 2020 reflecting the impact of lower uncollected revenues.

As of June 30, 2021, we had a working capital surplus of $414.2 million, including cash and equivalents of $727.4 million.  Our working capital surplus increased $34.6 million from a working capital surplus of $379.6 million at December 31, 2020 including cash and equivalents of $617.3 million, due primarily to the impact of increases in cash balances and accounts receivable being partially offset by deceased prepaid income taxes, increased accounts payable and increased deferred revenue. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $27.2 million to $332.8 million for the six months ended June 30, 2021, from $360.0 million for the six months ended June 30, 2020. The significant components of the decrease included the following:

1)	A decrease in cash paid for acquisitions of $18.8 million;
2)	A decrease in capital expenditures for undeveloped landfill property of $16.4 million associated with expansion land at certain existing landfill facilities; less
3)	An increase from restricted asset accounts of $6.2 million due to higher draws on existing accounts in the prior year period.

Financing Activities Cash Flows

Net cash used in financing activities increased $460.7 million to net cash used in financing activities of $393.2 million for the six months ended June 30, 2021, from net cash provided by financing activities of $67.5 million for the six months ended June 30, 2020. The significant components of the increase included the following:

1)	An increase from the net change in long-term borrowings of $262.0 million (long-term borrowings increased $44.5 million during the six months ended June 30, 2021 and increased $306.5 million during the six months ended June 30, 2020) due primarily to maintaining a portion of the proceeds from our 2050 Senior Notes offering in cash;
2)	An increase in payments to repurchase our common shares of $200.0 million due to a higher volume of shares repurchased; and
3)	An increase in cash dividends paid of $10.4 million due primarily to an increase in our quarterly dividend rate for the six months ended June 30, 2021 to $0.205 per share, from $0.185 per share for the six months ended June 30, 2020; less

4)	A decrease in debt issuance costs of $11.0 million due to the prior year period including costs incurred for the issuance of our 2030 Senior Notes and 2050 Senior Notes; and
5)	A decrease in tax withholdings related to net share settlements of equity-based compensation of $4.8 million due to a decrease in the value of equity-based compensation awards vesting.

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

On July 27, 2021, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our NCIB.  The renewal is expected to commence following the conclusion of our current NCIB expiring August 9, 2021. Upon approval, we anticipate that we will be authorized to make purchases during the period of August 10, 2021 to August 9, 2022 or until such earlier time as the NCIB is completed or terminated at our option.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2020, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.02, from $0.185 to $0.205 per share.  Cash dividends of $107.3 million and $96.9 million were paid during the six months ended June 30, 2021 and 2020, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $271.4 million in capital expenditures for property and equipment during the six months ended June 30, 2021, and we expect to make total capital expenditures for property and equipment of approximately $675 million in 2021.  We have funded and intend to fund the balance of our planned 2021 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement and 2021 Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and solid waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, 2021 Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our 2021 Credit Agreement or raise other capital. Our access to funds under the 2021 Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of June 30, 2021, $650.0 million under the term loan and $505.0 million under the revolving credit facility were outstanding under our Credit Agreement, exclusive of outstanding standby letters of credit of $114.4 million. We also have issued $7.2 million of letters of credit at June 30, 2021 under facilities other than the Credit Agreement.  Our 2021 Credit Agreement matures in July 2026.

We are a well-known seasoned issuer.  In the future, we may issue debt securities under a shelf registration statement on Form S-3 filed with the SEC or in private placements from time to time on an opportunistic basis, based on market conditions and available pricing. Unless otherwise indicated in the relevant offering documents, we expect to use the proceeds from any such offerings for general corporate purposes, including repaying, redeeming or repurchasing debt, acquiring additional assets or businesses, capital expenditures and increasing our working capital.

As of June 30, 2021, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$4,794,597	$6,997	$485,555	$785,862	$3,516,183
Cash interest payments	$1,161,549	$157,787	$256,005	$201,506	$546,251
Contingent consideration	$87,497	$43,359	$5,724	$3,224	$35,190
Operating leases	$209,257	$19,643	$69,618	$43,342	$76,654
Final capping, closure and post-closure	$1,481,936	$16,306	$41,295	$9,525	$1,414,810

____________________

Long-term debt payments include:

1)	$505.0 million in principal payments due July 2026 related to our revolving credit facility under our 2021 Credit Agreement. We may elect to draw amounts on our 2021 Credit Agreement in U.S. dollar LIBOR rate loans, U.S. dollar base rate loans, Canadian-based bankers’ acceptances, and Canadian dollar prime rate loans. At June 30, 2021, $501.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. LIBOR rate loans, which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 1.30% on such date) and $4.0 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, which bear interest at the Canadian Dollar Offered Rate plus the applicable acceptance fee (for a total rate of 1.61% on such date).
2)	$650.0 million in principal payments due July 2026 related to our term loan under our 2021 Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At June 30, 2021, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 1.30% on such date).
3)	$125.0 million in principal payments due 2022 related to our 2022 Senior Notes. The 2022 Senior Notes bear interest at a rate of 3.09%.
4)	$200.0 million in principal payments due 2023 related to our 2023 Senior Notes. The 2023 Senior Notes bear interest at a rate of 2.75%.
5)	$150.0 million in principal payments due 2024 related to our 2024 Senior Notes. The 2024 Senior Notes bear interest at a rate of 3.24%.
6)	$375.0 million in principal payments due 2025 related to our 2025 Senior Notes. The 2025 Senior Notes bear interest at a rate of 3.41%.
7)	$400.0 million in principal payments due 2026 related to our 2026 Senior Notes. The 2026 Senior Notes bear interest at a rate of 3.03%.
8)	$250.0 million in principal payments due 2027 related to our 2027 Senior Notes. The 2027 Senior Notes bear interest at a rate of 3.49%.
9)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.

10)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
11)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
12)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
13)	$37.2 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at June 30, 2021, and have maturity dates ranging from 2028 to 2036.
14)	$9.4 million in principal payments related to our financing leases. Our financing leases bear interest at a rate of 1.89% at June 30, 2021, and have a lease expiration date of 2026.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin, the base rate plus the applicable base rate margin, the Canadian Dollar Offered Rate plus the applicable acceptance fee and the Canadian prime rate plus the applicable prime rate margin at June 30, 2021. We assumed the 2021 Credit Agreement is paid off when it matures in July 2026.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $68.0 million recorded as liabilities in our Condensed Consolidated Financial Statements at June 30, 2021, and $19.5 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$93,547	$69,644	$23,903	$—	$—

____________________

(1)	We are party to unconditional purchase obligations. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At June 30, 2021, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 37.7 million gallons remaining to be purchased for a total of $93.5 million. The current fuel purchase contracts expire on or before December 31, 2023. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2021, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $1.255 billion and $1.210 billion at June 30, 2021 and December 31, 2020, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2021, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the six month periods ended June 30, 2021 and 2020, at all of our landfills during the respective period, is shown below (tons in thousands):

	Six Months Ended June 30,
	2021		2020
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	87	22,622	88	21,522
Operated landfills	4	274	4	274
	91	22,896	92	21,796

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the six month periods ended June 30, 2021 and 2020, are calculated as follows (amounts in thousands of U.S. dollars):

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by operating activities	$848,478	$753,185
Less: Change in book overdraft	(190)	(606)
Plus: Proceeds from disposal of assets	7,906	10,642
Less: Capital expenditures for property and equipment	(271,392)	(268,711)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	520	—
Cash received for divestitures (b)	—	(4,974)
Transaction-related expenses (c)	583	2,162
Pre-existing Progressive Waste share-based grants (d)	144	6,440
Tax effect (e)	(214)	(3,569)
Adjusted free cash flow	$585,835	$494,569

____________________

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the elimination of cash received in conjunction with the divestiture of certain operations.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.
(e)	The aggregate tax effect of footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income (loss) attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus or minus income tax provision (benefit), plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three and six month periods ended June 30, 2021 and 2020, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss) attributable to Waste Connections	$177,047	$(227,072)	$337,356	$(84,037)
Plus (less): Net income (loss) attributable to noncontrolling interests	54	(395)	52	(536)
Plus (less): Income tax provision (benefit)	47,868	(38,737)	88,159	(10,003)
Plus: Interest expense	41,328	40,936	83,753	78,926
Less: Interest income	(744)	(1,317)	(1,848)	(3,493)
Plus: Depreciation and amortization	201,928	183,001	391,523	365,460
Plus: Closure and post-closure accretion	3,666	3,709	7,375	7,617
Plus: Impairments and other operating items	6,081	437,270	6,715	438,777
Plus (less): Other expense (income), net	1,235	(5,772)	(2,312)	3,749
Adjustments:
Plus: Transaction-related expenses (a)	57	1,016	583	2,162
Plus: Fair value changes to equity awards (b)	6,385	1,683	6,723	4,223
Adjusted EBITDA	$484,905	$394,322	$918,079	$802,845

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three and six month periods ended June 30, 2021 and 2020, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Reported net income (loss) attributable to Waste Connections	$177,047	$(227,072)	$337,356	$(84,037)
Adjustments:
Amortization of intangibles (a)	32,707	31,771	64,899	63,409
Impairments and other operating items (b)	6,081	437,270	6,715	438,777
Transaction-related expenses (c)	57	1,016	583	2,162
Fair value changes to equity awards (d)	6,385	1,683	6,723	4,223
Tax effect (e)	(11,393)	(118,220)	(19,935)	(127,523)
Tax items (f)	—	31,508	—	31,508
Adjusted net income attributable to Waste Connections	$210,884	$157,956	$396,341	$328,519

Diluted earnings (loss) per common share attributable to Waste Connections’ common shareholders:
Reported net income (loss)	$0.68	$(0.86)	$1.29	$(0.32)
Adjusted net income	$0.81	$0.60	$1.51	$1.25

Shares used in the per share calculations:
Reported diluted shares	261,418,573	262,994,275	262,269,600	263,390,685
Adjusted diluted shares (g)	261,418,573	263,317,054	262,269,600	263,833,471

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	The aggregate tax effect of the adjustments in footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.
(f)	Reflects the impact of a portion of our 2019 inter-entity payments no longer being deductible for tax purposes due to the finalization of tax regulations on April 7, 2020 under Internal Revenue Code section 267A and an increase in deferred tax liabilities resulting from the E&P impairment.
(g)	Reflects reported diluted shares adjusted for shares that were excluded from the reported diluted shares calculation due to our reporting a net loss during the three and six months ended June 30, 2020.

INFLATION

In the current environment, we have seen inflationary pressures resulting from higher fuel and labor costs in certain markets and higher resulting third party costs in areas such as brokerage, repairs and construction.  Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs.  To the extent that there are decreases in fuel costs, in some cases, a portion of these reductions are passed through to customers in the form of lower fuel and material surcharges. Therefore, we believe that we should be able to increase prices to offset many cost increases that result from inflation in the ordinary course of business. However, competitive pressures or delays in the timing of rate increases under certain of our contracts, particularly amid the economic impact of the COVID-19 pandemic, may require us to absorb at least part of these cost increases, especially if cost increases exceed the average rate of inflation. Management’s estimates associated with inflation have an impact on our accounting for landfill liabilities.

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

At June 30, 2021, our derivative instruments included six interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at June 30, 2021 and December 31, 2020, of $305.0 million and $3.7 million, respectively, including floating rate debt under our Credit Agreement. A one percentage point increase in interest rates on our variable-rate debt as of June 30, 2021 and December 31, 2020, would decrease our annual pre-tax income by approximately $3.0 million and $0.1 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At June 30, 2021, we had no fuel hedge agreements in place; however, we have entered into fixed price fuel purchase contracts for 2021 as described below.

For the year ending December 31, 2021, we expect to purchase approximately 79.7 million gallons of fuel, of which 40.8 million gallons will be purchased at market prices and 38.9 million gallons will be purchased under our fixed price fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the six month period of July 1, 2021 to December 31, 2021, we expect to purchase approximately 20.4 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining six months in 2021 would decrease our pre-tax income during this period by approximately $2.0 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the six months ended June 30, 2021 and 2020, would have had a $7.2 million and $3.7 million impact on revenues for the six months ended June 30, 2021 and 2020, respectively.

We have operations in Canada and, where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating costs. However, the impact of foreign currency has not materially affected our results of operations in 2020 or 2021. A $0.01 change in the Canadian dollar to U.S. dollar exchange rate would impact our annual revenue and EBITDA by approximately $10.5 million and $4.2 million, respectively.

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

Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded as of June 30, 2021, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Information regarding our legal proceedings can be found in Note 18 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On July 27, 2021, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our NCIB.  The renewal is expected to commence following the conclusion of our current NCIB expiring August 9, 2021. Upon approval, we anticipate that we will be authorized to make purchases during the period of August 10, 2021 to August 9, 2022 or until such earlier time as the NCIB is completed or terminated at our option.  Under the NCIB, we may make share repurchases only in the open market, including on the NYSE, the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of the common shares and overall market conditions.  All common shares purchased under the NCIB shall be immediately cancelled following their repurchase. As of June 30, 2021, we have repurchased 2.7 million of our common shares pursuant to the NCIB at an aggregate cost of $305.6 million, or an average price of $111.30 per share.  The table below reflects repurchases we made during the three months ended June 30, 2021 (in thousands of U.S. dollars, except share and per share amounts):

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share (1)	Program	the Program
4/1/21 - 4/30/21	1,879,806	$114.86	1,879,806	10,598,783
5/1/21 - 5/31/21	200,000	$118.62	200,000	10,398,783
6/1/21 - 6/30/21	—	$-	—	10,398,783
	2,079,806	$115.22	2,079,806

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Item 6.Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2017)
3.2	Articles of Amalgamation (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 7, 2016)
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 7, 2016)
3.4	By-law No. 1 of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed on June 7, 2016)
4.1	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 30, 2021 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on July 30, 2021)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: August 5, 2021	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman
President and Chief Executive Officer

Date: August 5, 2021	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Executive Vice President and Chief Financial Officer