Form 10-Q
period 2021-09-30
Waste Connections, Inc.
filed 2021-10-28
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of October 15, 2021: 260,526,895 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and equivalents	$339,479	$617,294
Accounts receivable, net of allowance for credit losses of $20,306 and $19,380 at September 30, 2021 and December 31, 2020, respectively	692,051	630,264
Prepaid expenses and other current assets	128,758	160,714
Total current assets	1,160,288	1,408,272

Restricted cash	118,893	97,095
Restricted investments	58,430	57,516
Property and equipment, net	5,414,789	5,284,506
Operating lease right-of-use assets	162,640	170,923
Goodwill	6,006,533	5,726,650
Intangible assets, net	1,264,728	1,155,079
Other assets, net	88,531	92,323
Total assets	$14,274,832	$13,992,364
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$341,211	$290,820
Book overdraft	16,527	17,079
Deferred revenue	254,135	233,596
Accrued liabilities	448,541	404,923
Current portion of operating lease liabilities	37,236	30,671
Current portion of contingent consideration	42,359	43,297
Current portion of long-term debt and notes payable	5,289	8,268
Total current liabilities	1,145,298	1,028,654

Long-term portion of debt and notes payable	4,869,213	4,708,678
Long-term portion of operating lease liabilities	132,589	147,223
Long-term portion of contingent consideration	24,592	28,439
Deferred income taxes	777,968	760,044
Other long-term liabilities	442,016	455,888
Total liabilities	7,391,676	7,128,926

Commitments and contingencies (Note 18)

Equity:
Common shares: 260,526,784 shares issued and 260,453,918 shares outstanding at September 30, 2021; 262,899,174 shares issued and 262,824,990 shares outstanding at December 31, 2020	3,726,134	4,030,368
Additional paid-in capital	184,995	170,555
Accumulated other comprehensive income (loss)	17,553	(651)
Treasury shares: 72,866 and 74,184 shares at September 30, 2021 and December 31, 2020, respectively	—	—
Retained earnings	2,949,984	2,659,001
Total Waste Connections’ equity	6,878,666	6,859,273
Noncontrolling interest in subsidiaries	4,490	4,165
Total equity	6,883,156	6,863,438
	$14,274,832	$13,992,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$1,597,168	$1,389,552	$4,527,042	$4,047,739
Operating expenses:
Cost of operations	946,098	828,822	2,673,209	2,429,957
Selling, general and administrative	155,520	136,003	454,885	404,213
Depreciation	171,965	157,590	498,588	459,641
Amortization of intangibles	35,337	32,653	100,237	96,062
Impairments and other operating items	3,104	3,805	9,819	442,582
Operating income	285,144	230,679	790,304	215,284

Interest expense	(40,418)	(40,636)	(124,171)	(119,562)
Interest income	495	903	2,342	4,396
Other income (expense), net	3,140	702	5,452	(3,046)
Loss on early extinguishment of debt	(115,288)	—	(115,288)	—
Income before income tax provision	133,073	191,648	558,639	97,072

Income tax provision	(18,419)	(33,657)	(106,578)	(23,654)
Net income	114,654	157,991	452,061	73,418
Plus (less): Net loss (income) attributable to noncontrolling interests	(273)	58	(325)	594
Net income attributable to Waste Connections	$114,381	$158,049	$451,736	$74,012

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.44	$0.60	$1.73	$0.28
Diluted	$0.44	$0.60	$1.72	$0.28

Shares used in the per share calculations:
Basic	260,550,774	262,998,317	261,372,827	263,253,087
Diluted	261,145,220	263,507,486	261,879,754	263,718,001

Cash dividends per common share	$0.205	$0.185	$0.615	$0.555

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$114,654	$157,991	$452,061	$73,418

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	5,143	2,893	15,000	4,595
Changes in fair value of interest rate swaps	(401)	1,846	14,081	(68,047)
Foreign currency translation adjustment	(64,197)	45,886	(3,170)	(55,738)
Other comprehensive income (loss), before tax	(59,455)	50,625	25,911	(119,190)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1,257)	(1,256)	(7,707)	16,815
Other comprehensive income (loss), net of tax	(60,712)	49,369	18,204	(102,375)
Comprehensive income (loss)	53,942	207,360	470,265	(28,957)
Plus (less): Comprehensive loss (income) attributable to noncontrolling interests	(273)	58	(325)	594
Comprehensive income (loss) attributable to Waste Connections	$53,669	$207,418	$469,940	$(28,363)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2020	262,824,990	$4,030,368	$170,555	$(651)	74,184	$—	$2,659,001	$4,165	$6,863,438
Sale of common shares held in trust	1,318	131	—	—	(1,318)	—	—	—	131
Vesting of restricted share units	340,529	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	154,251	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	19,150	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(186,039)	—	(18,490)	—	—	—	—	—	(18,490)
Equity-based compensation	—	—	9,573	—	—	—	—	—	9,573
Exercise of warrants	3,490	—	—	—	—	—	—	—	—
Repurchase of common shares	(666,184)	(65,999)	—	—	—	—	—	—	(65,999)
Cash dividends on common shares	—	—	—	—	—	—	(53,909)	—	(53,909)
Amounts reclassified into earnings, net of taxes	—	—	—	3,525	—	—	—	—	3,525
Changes in fair value of cash flow hedges, net of taxes	—	—	—	15,243	—	—	—	—	15,243
Foreign currency translation adjustment	—	—	—	28,054	—	—	—	—	28,054
Net income (loss)	—	—	—	—	—	—	160,309	(2)	160,307
Balances at March 31, 2021	262,491,505	3,964,500	161,638	46,171	72,866	—	2,765,401	4,163	6,941,873
Vesting of restricted share units	647	—	—	—	—	—	—	—	—
Fair value adjustment for common shares in deferred compensation plan exchanged for other investment options	—	—	(1,177)	—	—	—	—	—	(1,177)
Tax withholdings related to net share settlements of equity-based compensation	(176)	—	(20)	—	—	—	—	—	(20)
Equity-based compensation	—	—	11,791	—	—	—	—	—	11,791
Exercise of warrants	21,280	—	—	—	—	—	—	—	—
Repurchase of common shares	(2,079,806)	(239,641)	—	—	—	—	—	—	(239,641)
Cash dividends on common shares	—	—	—	—	—	—	(53,421)	—	(53,421)
Amounts reclassified into earnings, net of taxes	—	—	—	3,720	—	—	—	—	3,720
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(4,599)	—	—	—	—	(4,599)
Foreign currency translation adjustment	—	—	—	32,973	—	—	—	—	32,973
Net income	—	—	—	—	—	—	177,047	54	177,101
Balances at June 30, 2021	260,433,450	3,724,859	172,232	78,265	72,866	—	2,889,027	4,217	6,868,600
Vesting of restricted share units	1,525	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	360	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(534)	—	(66)	—	—	—	—	—	(66)
Equity-based compensation	—	—	12,829	—	—	—	—	—	12,829
Exercise of warrants	8,304	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	10,813	1,275	—	—	—	—	—	—	1,275
Cash dividends on common shares	—	—	—	—	—	—	(53,424)	—	(53,424)
Amounts reclassified into earnings, net of taxes	—	—	—	3,780	—	—	—	—	3,780
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(295)	—	—	—	—	(295)
Foreign currency translation adjustment	—	—	—	(64,197)	—	—	—	—	(64,197)
Net income	—	—	—	—	—	—	114,381	273	114,654
Balances at September 30, 2021	260,453,918	$3,726,134	$184,995	$17,553	72,866	$—	$2,949,984	$4,490	$6,883,156

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

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$452,061	$73,418
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	9,302	423,832
Depreciation	498,588	459,641
Amortization of intangibles	100,237	96,062
Loss on early extinguishment of debt	115,288	—
Deferred income taxes, net of acquisitions	(24,282)	(77,613)
Amortization of debt issuance costs	3,887	6,146
Share-based compensation	42,694	38,316
Interest accretion	12,068	12,843
Payment of contingent consideration recorded in earnings	(520)	—
Adjustments to contingent consideration	89	16,852
Other	(1,286)	936
Net change in operating assets and liabilities, net of acquisitions	61,835	135,140
Net cash provided by operating activities	1,269,961	1,185,573

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(561,276)	(173,810)
Capital expenditures for property and equipment	(479,480)	(420,694)
Capital expenditures for undeveloped landfill property	—	(66,809)
Proceeds from disposal of assets	10,109	11,564
Other	(4,193)	(317)
Net cash used in investing activities	(1,034,840)	(650,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,943,192	1,790,625
Principal payments on notes payable and long-term debt	(1,814,034)	(1,505,641)
Premiums paid on early extinguishment of debt	(110,617)	—
Payment of contingent consideration recorded at acquisition date	(7,998)	(2,812)
Change in book overdraft	(563)	(862)
Payments for repurchase of common shares	(305,640)	(105,654)
Payments for cash dividends	(160,754)	(145,921)
Tax withholdings related to net share settlements of equity-based compensation	(18,576)	(23,390)
Debt issuance costs	(17,997)	(11,117)
Proceeds from issuance of shares under employee share purchase plan	1,275	—
Proceeds from sale of common shares held in trust	131	679
Net cash used in financing activities	(491,581)	(4,093)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	443	980

Net increase (decrease) in cash, cash equivalents and restricted cash	(256,017)	532,394
Cash, cash equivalents and restricted cash at beginning of period	714,389	423,221
Cash, cash equivalents and restricted cash at end of period	$458,372	$955,615

Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$103,016	$67,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three and nine month periods ended September 30, 2021 and 2020. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

The guidance is effective upon issuance.  The guidance on contract modifications is applied prospectively from March 12, 2020.  It may also be applied to modifications of existing contracts made earlier in the interim period that includes the effective date.  The guidance on hedging is applied to eligible hedging relationships existing as of the beginning of the interim period that includes the effective date and to new eligible hedging relationships entered into after the beginning of that interim period.  The relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date.  However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022.  The Company is currently assessing the potential impact of implementing this new guidance on its consolidated financial statements.  The Company had a combined $1,281,000 of U.S. based LIBOR loans as of September 30, 2021. The Company estimates that if the reference rate for these loans had transitioned from LIBOR to SOFR as of September 30, 2021, the impact to annual interest expense would have been an increase of less than $1,000. This relief is expected to permit the Company to maintain cash flow hedge accounting as described in Note 12.

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

The demand for the Company’s E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile. Macroeconomic and geopolitical conditions, including a significant decline in oil prices occurring in 2020 driven by both surplus production and supply, as well as the decrease in demand caused by factors including the coronavirus disease 2019 (“COVID-19”) pandemic, resulted in decreased levels of oil and natural gas exploration and production activity and a corresponding decrease in demand for the Company’s E&P waste services in 2020.  During the nine months ended September 30, 2020, total E&P revenue declined $75,158, compared to the prior year period, on oil rig count declines of 72% in certain basins.  The most impacted basins included the Williston Basin in North Dakota, the Eagle Ford Basin in Texas and the Powder River Basin in Wyoming, all of which have relatively high costs associated with drilling, making them less attractive than other basins, including the Permian Basin in Texas and New Mexico.  Additionally, across the industry there was uncertainty regarding future demand for oil and related services, as noted by several energy companies during 2020, many of whom are customers of the Company’s E&P operations.  These companies wrote down the values of their oil and gas assets in anticipation of the potential for the decarbonization of their energy product mix given an increased global focus on reducing greenhouse gases and addressing climate change. Such uncertainty regarding global demand had a significant impact on the investment and operating plans of the Company’s E&P waste customers in the basins where the Company operates.

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

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

5.REVENUE

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, E&P services, and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commercial	$465,246	$406,037	$1,335,686	$1,197,971
Residential	422,543	387,566	1,240,337	1,131,486
Industrial and construction roll off	249,417	216,894	695,975	618,122
Total collection	1,137,206	1,010,497	3,271,998	2,947,579
Landfill	328,147	308,795	927,207	855,631
Transfer	225,827	205,910	632,282	575,761
Recycling	55,772	21,377	129,759	59,701
E&P	38,519	26,218	101,137	131,748
Intermodal and other	38,377	27,141	112,602	84,970
Intercompany	(226,680)	(210,386)	(647,943)	(607,651)
Total	$1,597,168	$1,389,552	$4,527,042	$4,047,739

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided.  Substantially all of the deferred revenue recorded as of June 30, 2021 was recognized as revenue during the three months ended September 30, 2021 when the service was performed.

See Note 11 for additional information regarding revenue by reportable segment.

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Condensed Consolidated Balance Sheet, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity would have recognized is one year or less.  The Company had $18,954 and $19,669 of deferred sales incentives at September 30, 2021 and December 31, 2020, respectively.

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

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$19,380	$16,432
Current period provision for expected credit losses	9,239	13,092
Write-offs charged against the allowance	(11,886)	(13,540)
Recoveries collected	3,574	4,722
Impact of changes in foreign currency	(1)	(49)
Ending balance	$20,306	$20,657

7.LANDFILL ACCOUNTING

At September 30, 2021, the Company’s landfills consisted of 84 owned landfills, five landfills operated under life-of-site operating agreements and five landfills operated under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $2,601,014 at September 30, 2021. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of September 30, 2021, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 27 years. As of September 30, 2021, the Company is seeking to expand permitted capacity at 12 of its owned landfills and three landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 32 years.  The estimated remaining lives of the Company’s owned landfills and landfills operated under life-of-site operating agreements range from 1 to 283 years, with approximately 90% of the projected annual disposal volume from landfills with remaining lives of less than 70 years.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

During the nine months ended September 30, 2021 and 2020, the Company expensed $160,470 and $149,988, respectively, or an average of $4.56 and $4.51 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2021 and 2020 “layers” for final capping, closure and post-closure obligations was 3.25% and 4.75%, respectively,  which reflects the Company’s long-term credit adjusted risk free rate as of the end of 2020 and 2019. The Company’s inflation rate assumption is 2.25% and 2.50% for the years ending December 31, 2021 and 2020, respectively. The resulting final capping, closure and post-closure obligations are recorded on the Condensed Consolidated Balance Sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the nine  months ended September 30, 2021 and 2020, the Company expensed $10,783 and $11,174, respectively, or an average of $0.31 and $0.34 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2020 to September 30, 2021:

Final capping, closure and post-closure liability at December 31, 2020	$301,896
Liability adjustments	(5,008)
Accretion expense associated with landfill obligations	10,783
Closure payments	(13,263)
Foreign currency translation adjustment	483
Final capping, closure and post-closure liability at September 30, 2021	$294,891

Liability adjustments of $5,008 for the nine months ended September 30, 2021, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At September 30, 2021 and December 31, 2020, $12,816 and $12,533, respectively, of the Company’s restricted cash balance and $55,716 and $54,833, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

8.ACQUISITIONS

The Company acquired 14 individually immaterial non-hazardous solid waste collection, transfer and recycling businesses during the nine months ended September 30, 2021.  The total acquisition-related costs incurred during the

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

nine months ended September 30, 2021 for these acquisitions were $6,220. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the nine months ended September 30, 2021 and 2020:

	2021	2020
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$561,276	$173,810
Debt assumed	30,485	54,089
Change in open working capital settlements at quarter end	—	1,505
	591,761	229,404

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	19,792	3,805
Prepaid expenses and other current assets	2,007	1,681
Operating lease right-of-use assets	1,707	48
Property and equipment	152,955	105,827
Long-term franchise agreements and contracts	76,847	46,440
Indefinite-lived intangibles	—	13,465
Customer lists	46,449	8,187
Permits and other intangibles	83,659	—
Other assets	4	—
Accounts payable and accrued liabilities	(27,406)	(2,685)
Current portion of operating lease liabilities	(727)	(31)
Deferred revenue	(4,771)	(1,091)
Contingent consideration	(2,512)	(3,677)
Long-term portion of operating lease liabilities	(980)	(16)
Other long-term liabilities	(2,306)	(2,119)
Deferred income taxes	(33,829)	(4,081)
Total identifiable net assets	310,889	165,753
Goodwill	$280,872	$63,651

Goodwill acquired during the nine months ended September 30, 2021 and 2020, totaling $114,006 and $48,926, respectively, is expected to be deductible for tax purposes.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The fair value of acquired working capital related to 11 individually immaterial acquisitions completed during the twelve months ended September 30, 2021, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these 11 acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2021, is $21,673, of which $1,881 is expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2020, is $3,840, of which $35 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisitions of these businesses.

9.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at September 30, 2021:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$670,163	$(266,082)	$—	$404,081
Customer lists	682,417	(429,470)	—	252,947
Permits and other	462,558	(90,545)	—	372,013
	1,815,138	(786,097)	—	1,029,041
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	172,056	—	—	172,056
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	274,194	—	(38,507)	235,687
Intangible assets, exclusive of goodwill	$2,089,332	$(786,097)	$(38,507)	$1,264,728

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the nine months ended September 30, 2021 was 20.7 years. The weighted-average amortization period of customer lists acquired during the nine months ended September 30, 2021 was 11.3 years.  The weighted-average amortization period of finite-lived permits and other acquired during the nine months ended September 30, 2021 was 40.0 years.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2020:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$600,674	$(234,972)	$—	$365,702
Customer lists	636,035	(382,020)	—	254,015
Permits and other	378,952	(79,277)	—	299,675
	1,615,661	(696,269)	—	919,392
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	172,056	—	—	172,056
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	274,194	—	(38,507)	235,687
Intangible assets, exclusive of goodwill	$1,889,855	$(696,269)	$(38,507)	$1,155,079

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2021	$137,970
For the year ending December 31, 2022	$126,734
For the year ending December 31, 2023	$108,413
For the year ending December 31, 2024	$93,719
For the year ending December 31, 2025	$79,642

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

10.LONG-TERM DEBT

The following table presents the Company’s long-term debt as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Revolver under Credit Agreement, bearing interest ranging from 1.09% to 1.43% (a)	$634,924	$203,927
Term loan under Credit Agreement, bearing interest at 1.09% (a)	650,000	650,000
4.64% Senior Notes due 2021 (b)	—	100,000
2.39% Senior Notes due 2021 (c)	—	150,000
3.09% Senior Notes due 2022 (d)	—	125,000
2.75% Senior Notes due 2023 (d)	—	200,000
3.24% Senior Notes due 2024 (d)	—	150,000
3.41% Senior Notes due 2025 (d)	—	375,000
3.03% Senior Notes due 2026 (d)	—	400,000
3.49% Senior Notes due 2027 (d)	—	250,000
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
2.60% Senior Notes due 2030	600,000	600,000
2.20% Senior Notes due 2032	650,000	—
3.05% Senior Notes due 2050	500,000	500,000
2.95% Senior Notes due 2052	850,000	—
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2028 to 2036 (a)	38,334	43,131
Finance leases, bearing interest at 1.89% with a lease expiration date of 2026 (a)	7,137	3,754
	4,930,395	4,750,812
Less – current portion	(5,289)	(8,268)
Less – unamortized debt discount and issuance costs	(55,893)	(33,866)
	$4,869,213	$4,708,678

____________________

(a)	Interest rates represent the interest rates in effect at September 30, 2021.
(b)	All of the outstanding 4.64% Senior Notes due 2021 were redeemed by the Company on April 1, 2021.
(c)	All of the outstanding 2.39% Senior Notes due 2021 were redeemed by the Company on June 1, 2021.
(d)	All of the outstanding Senior Notes issued pursuant to the 2008 and 2016 master note purchase agreements were redeemed by the Company on September 20, 2021.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Credit Agreement

Details of the 2021 Credit Agreement and Credit Agreement, as applicable, are as follows:

	September 30,	December 31,
	2021	2020
Revolver under Credit Agreement
Available	$1,100,391	$1,238,937
Letters of credit outstanding	$114,685	$119,636
Total amount drawn, as follows:	$634,924	$203,927
Amount drawn - U.S. LIBOR rate loan	$631,000	$200,000
Interest rate applicable - U.S. LIBOR rate loan	1.09%	1.35%
Amount drawn – Canadian bankers’ acceptance	$3,924	$3,927
Interest rate applicable – Canadian bankers’ acceptance	1.43%	1.66%
Commitment – rate applicable	0.09%	0.15%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$650,000	$650,000
Interest rate applicable – U.S. based LIBOR loan	1.09%	1.35%

In addition to the $114,685 of letters of credit at September 30, 2021 issued and outstanding under the 2021 Credit Agreement, the Company has issued and outstanding letters of credit totaling $6,819 under facilities other than the 2021 Credit Agreement.

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

The 2021 Credit Agreement includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) Consolidated Total Funded Debt (as defined in the 2021 Credit Agreement) as of such date to (b) Consolidated EBITDA (as defined in the 2021 Credit Agreement), measured for the preceding 12 months, to not more than 3.75 to 1.00 (or 4.25 to 1.00 during material acquisition periods, subject to certain limitations). As of September 30, 2021, the Company was in compliance with its financial covenants under the 2021 Credit Agreement.

Senior Notes

On September 20, 2021, the Company completed an underwritten public offering (the “Offering”) of $650,000 aggregate principal amount of 2.20% Senior Notes due 2032 (the “2032 Senior Notes”) and $850,000 aggregate principal amount of 2.95% Senior Notes due 2052 (the “2052 Senior Notes” and, together with the 2032 Senior Notes, the “Notes”). The Company issued the Notes under the Indenture, dated as of November 16, 2018 (the “Base Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the Fifth Supplemental

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Indenture, dated as of September 20, 2021 (the “Supplemental Indenture” and the Base Indenture as so supplemented, the “Indenture”).

In connection with the Offering, the Company exercised its right to repay the $1,500,000 of senior notes (the “Private Notes”) that were governed by its 2008 and 2016 master note purchase agreements. The Company repaid the Private Notes, including the $110,617 make-whole payment, with the net proceeds from the Offering and borrowings under the revolving credit facility provided under its 2021 Credit Agreement. The Company recorded $115,288 to Loss on early extinguishment of debt during the nine months ended September 30, 2021 due to the repayment of the Private Notes and associated make-whole premium and related offering fees and expenses.

The Company will pay interest on the Notes semi-annually in arrears. The 2032 Senior Notes will mature on January 15, 2032 and the 2052 Senior Notes will mature on January 15, 2052. The Notes are the Company’s senior unsecured obligations, ranking equally in right of payment with its other existing and future unsubordinated debt and senior to any of its future subordinated debt. The Notes are not guaranteed by any of the Company’s subsidiaries.

The Company may, prior to October 15, 2031 (three months before the maturity date), redeem some or all of the 2032 Senior Notes, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount of the 2032 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2032 Senior Notes redeemed. Commencing on October 15, 2031 (three months before the maturity date), the Company may redeem some or all of the 2032 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2032 Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date. The Company may, prior to July 15, 2051 (six months before the maturity date), redeem some or all of the 2052 Senior Notes, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount of the 2052 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2052 Senior Notes redeemed. Commencing on July 15, 2051 (six months before the maturity date), the Company may redeem some or all of the 2052 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2052 Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

Under certain circumstances, the Company may become obligated to pay additional amounts (the “Additional Amounts”) with respect to the Notes to ensure that the net amounts received by each holder of the Notes will not be less than the amount such holder would have received if withholding taxes or deductions were not incurred on a payment under or with respect to the Notes. If such payment of Additional Amounts are a result of a change in the laws or regulations, including a change in any official position, the introduction of an official position or a holding by a court of competent jurisdiction, of any jurisdiction from or through which payment is made by or on behalf of the Notes having power to tax, and the Company cannot avoid such payments of Additional Amounts through reasonable measures, then the Company may redeem the Notes then outstanding at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date).

If the Company experiences certain kinds of changes of control, each holder of the Notes may require the Company to repurchase all or a portion of the Notes for cash at a price equal to 101% of the aggregate principal amount of such Notes, plus any accrued but unpaid interest up to the date of repurchase.

The covenants in the Indenture include limitations on liens, sale-leaseback transactions and mergers and sales of all or substantially all of the Company’s assets. The Indenture also includes customary events of default with respect to the Notes. As of September 30, 2021, the Company was in compliance with all applicable covenants in the Indenture.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Upon an event of default, the principal of and accrued and unpaid interest on all the Notes may be declared to be due and payable by the Trustee or the holders of not less than 25% in principal amount of the outstanding Notes. Upon such a declaration, such principal and accrued interest on all of the Notes will be due and payable immediately. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, the principal (or such specified amount) of and accrued and unpaid interest, if any, on all outstanding Notes will become and be immediately due and payable without any declaration or other act on the part of the Trustee or any holder of the Notes. Under certain circumstances, the holders of a majority in principal amount of the outstanding Notes may rescind any such acceleration with respect to the Notes and its consequences.

11.SEGMENT REPORTING

The Company’s revenues are generated from the collection, transfer, recycling and disposal of non-hazardous solid waste and the treatment, recovery and disposal of non-hazardous E&P waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

The Company manages its operations through five geographic operating segments, which are also its reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.

The Company’s Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New Mexico, North Dakota, southern Oklahoma, western Tennessee, Texas, Wyoming and along the Gulf of Mexico; the Company’s Eastern segment services customers located in Delaware, northern Illinois, Kentucky, Maryland, Massachusetts, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; the Company’s Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Central segment services customers located in Arizona, Colorado, southern Illinois, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and the Company’s Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2021 and 2020, is shown in the following tables:

Three Months Ended		Intercompany	Reported	Segment
September 30, 2021	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$470,637	$(74,408)	$396,229	$106,908
Southern	418,917	(47,959)	370,958	99,612
Western	371,846	(39,826)	332,020	108,280
Central	310,551	(36,869)	273,682	95,026
Canada	251,897	(27,618)	224,279	92,275
Corporate(a)	—	—	—	(6,551)
	$1,823,848	$(226,680)	$1,597,168	$495,550

Three Months Ended		Intercompany	Reported	Segment
September 30, 2020	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$413,499	$(69,146)	$344,353	$90,991
Southern	375,636	(45,061)	330,575	81,394
Western	337,768	(36,547)	301,221	101,071
Central	262,458	(33,892)	228,566	82,887
Canada	210,577	(25,740)	184,837	72,516
Corporate(a)	—	—	—	(4,132)
	$1,599,938	$(210,386)	$1,389,552	$424,727

Nine Months Ended		Intercompany	Reported	Segment
September 30, 2021	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$1,310,265	$(207,958)	$1,102,307	$295,411
Southern	1,214,798	(142,342)	1,072,456	291,964
Western	1,056,482	(113,669)	942,813	301,507
Central	882,159	(106,246)	775,913	268,952
Canada	711,281	(77,728)	633,553	254,857
Corporate(a)	—	—	—	(13,743)
	$5,174,985	$(647,943)	$4,527,042	$1,398,948

Nine Months Ended		Intercompany	Reported	Segment
September 30, 2020	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$1,194,213	$(198,767)	$995,446	$258,333
Southern	1,171,709	(138,412)	1,033,297	276,844
Western	953,861	(105,122)	848,739	267,523
Central	749,093	(95,365)	653,728	235,742
Canada	586,514	(69,985)	516,529	185,589
Corporate(a)	—	—	—	(10,462)
	$4,655,390	$(607,651)	$4,047,739	$1,213,569

____________________

(a)	The majority of Corporate expenses are allocated to the five operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the five operating segments and comprise the net EBITDA of the Company’s Corporate segment for the periods presented.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

Total assets for each of the Company’s reportable segments at September 30, 2021 and December 31, 2020, were as follows:

	September 30,	December 31,
	2021	2020
Eastern	$3,483,854	$3,134,462
Southern	3,370,932	3,402,081
Western	2,093,299	1,861,079
Central	2,217,407	2,160,246
Canada	2,563,773	2,544,379
Corporate	545,567	890,117
Total Assets	$14,274,832	$13,992,364

The following tables show changes in goodwill during the nine months ended September 30, 2021 and 2020, by reportable segment:

	Eastern	Southern	Western	Central	Canada	Total
Balance as of December 31, 2020	$1,374,577	$1,532,215	$442,862	$824,204	$1,552,792	$5,726,650
Goodwill acquired	169,561	2,970	60,999	47,344	—	280,874
Goodwill acquisition adjustments	—	—	—	—	(2)	(2)
Impact of changes in foreign currency	—	—	—	—	(989)	(989)
Balance as of September 30, 2021	$1,544,138	$1,535,185	$503,861	$871,548	$1,551,801	$6,006,533

	Eastern	Southern	Western	Central	Canada	Total
Balance as of December 31, 2019	$1,331,180	$1,528,225	$400,037	$729,470	$1,521,939	$5,510,851
Goodwill acquired	6,228	3,648	43,151	10,450	174	63,651
Impact of changes in foreign currency	—	—	—	—	(39,935)	(39,935)
Balance as of September 30, 2020	$1,337,408	$1,531,873	$443,188	$739,920	$1,482,178	$5,534,567

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Eastern segment EBITDA	$106,908	$90,991	$295,411	$258,333
Southern segment EBITDA	99,612	81,394	291,964	276,844
Western segment EBITDA	108,280	101,071	301,507	267,523
Central segment EBITDA	95,026	82,887	268,952	235,742
Canada segment EBITDA	92,275	72,516	254,857	185,589
Subtotal reportable segments	502,101	428,859	1,412,691	1,224,031
Unallocated corporate overhead	(6,551)	(4,132)	(13,743)	(10,462)
Depreciation	(171,965)	(157,590)	(498,588)	(459,641)
Amortization of intangibles	(35,337)	(32,653)	(100,237)	(96,062)
Impairments and other operating items	(3,104)	(3,805)	(9,819)	(442,582)
Interest expense	(40,418)	(40,636)	(124,171)	(119,562)
Interest income	495	903	2,342	4,396
Other income (expense), net	3,140	702	5,452	(3,046)
Loss on early extinguishment of debt	(115,288)	—	(115,288)	—
Income before income tax provision	$133,073	$191,648	$558,639	$97,072

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at September 30, 2021 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

At September 30, 2021, the Company’s derivative instruments included six interest rate swap agreements as follows:

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The fair values of derivative instruments designated as cash flow hedges as of September 30, 2021, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$—	Accrued liabilities(a)	$(20,988)
			Other long-term liabilities	(44,619)
Total derivatives designated as cash flow hedges		$—		$(65,607)

____________________

(a)Represents the estimated amount of the existing unrealized losses on interest rate swaps as of September 30, 2021 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

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

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three and nine months ended September 30, 2021 and 2020:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2021	2020		2021	2020
Interest rate swaps	$(295)	$1,357	Interest expense	$3,780	$2,126

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020		2021	2020
Interest rate swaps	$10,349	$(50,014)	Interest expense	$11,025	$3,377

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

13.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of September 30, 2021 and December 31, 2020, the carrying values of cash and equivalents, trade receivables, restricted cash

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of September 30, 2021 and December 31, 2020, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of September 30, 2021 and December 31, 2020, are as follows:

	Carrying Value at		Fair Value* at
	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020
4.64% Senior Notes due 2021	$—	$100,000	$—	$100,850
2.39% Senior Notes due 2021	$—	$150,000	$—	$150,695
3.09% Senior Notes due 2022	$—	$125,000	$—	$128,482
2.75% Senior Notes due 2023	$—	$200,000	$—	$206,204
3.24% Senior Notes due 2024	$—	$150,000	$—	$158,140
3.41% Senior Notes due 2025	$—	$375,000	$—	$403,025
3.03% Senior Notes due 2026	$—	$400,000	$—	$424,874
3.49% Senior Notes due 2027	$—	$250,000	$—	$271,198
4.25% Senior Notes due 2028	$500,000	$500,000	$573,700	$597,050
3.50% Senior Notes due 2029	$500,000	$500,000	$547,350	$570,450
2.60% Senior Notes due 2030	$600,000	$600,000	$616,800	$644,520
2.20% Senior Notes due 2032	$650,000	$—	$640,250	$—
3.05% Senior Notes due 2050	$500,000	$500,000	$495,100	$540,050
2.95% Senior Notes due 2052	$850,000	$—	$828,665	$—

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

14.NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$114,381	$158,049	$451,736	$74,012
Denominator:
Basic shares outstanding	260,550,774	262,998,317	261,372,827	263,253,087
Dilutive effect of equity-based awards	594,446	509,169	506,927	464,914
Diluted shares outstanding	261,145,220	263,507,486	261,879,754	263,718,001

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At September 30, 2021 and December 31, 2020, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash and investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash and investments measured at fair value are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, were as follows:

	Fair Value Measurement at September 30, 2021 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(65,607)	$—	$(65,607)	$—
Restricted cash	$118,893	$118,893	$—	$—
Restricted investments	$58,769	$—	$58,769	$—
Contingent consideration	$(66,951)	$—	$—	$(66,951)

	Fair Value Measurement at December 31, 2020 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(94,689)	$—	$(94,689)	$—
Restricted cash	$97,095	$97,095	$—	$—
Restricted investments	$58,181	$—	$58,181	$—
Contingent consideration	$(71,736)	$—	$—	$(71,736)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$71,736	$69,484
Contingent consideration recorded at acquisition date	2,512	3,677
Payment of contingent consideration recorded at acquisition date	(7,998)	(2,812)
Payment of contingent consideration recorded in earnings	(520)	—
Adjustments to contingent consideration	89	16,852
Interest accretion expense	1,147	1,422
Foreign currency translation adjustment	(15)	(101)
Ending balance	$66,951	$88,522

16.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30, 2021
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$5,143	$(1,363)	$3,780
Changes in fair value of interest rate swaps	(401)	106	(295)
Foreign currency translation adjustment	(64,197)	—	(64,197)
	$(59,455)	$(1,257)	$(60,712)

	Three Months Ended September 30, 2020
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$2,893	$(767)	$2,126
Changes in fair value of interest rate swaps	1,846	(489)	1,357
Foreign currency translation adjustment	45,886	—	45,886
	$50,625	$(1,256)	$49,369

	Nine Months Ended September 30, 2021
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$15,000	$(3,975)	$11,025
Changes in fair value of interest rate swaps	14,081	(3,732)	10,349
Foreign currency translation adjustment	(3,170)	—	(3,170)
	$25,911	$(7,707)	$18,204

	Nine Months Ended September 30, 2020
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$4,595	$(1,218)	$3,377
Changes in fair value of interest rate swaps	(68,047)	18,033	(50,014)
Foreign currency translation adjustment	(55,738)	—	(55,738)
	$(119,190)	$16,815	$(102,375)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A rollforward of the amounts included in AOCIL, net of taxes, for the nine months ended September 30, 2021 and 2020, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2020	$(69,596)	$68,945	$(651)
Amounts reclassified into earnings	11,025	—	11,025
Changes in fair value	10,349	—	10,349
Foreign currency translation adjustment	—	(3,170)	(3,170)
Balance at September 30, 2021	$(48,222)	$65,775	$17,553

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2019	$(29,255)	$18,292	$(10,963)
Amounts reclassified into earnings	3,377	—	3,377
Changes in fair value	(50,014)	—	(50,014)
Foreign currency translation adjustment	—	(55,738)	(55,738)
Balance at September 30, 2020	$(75,892)	$(37,446)	$(113,338)

See Note 12 for further discussion on the Company’s derivative instruments.

17.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the nine-month period ended September 30, 2021, is presented below:

Unvested Shares
Outstanding at December 31, 2020	772,625
Granted	454,573
Forfeited	(53,285)
Vested and issued	(342,701)
Outstanding at September 30, 2021	831,212

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the nine-month period ended September 30, 2021 was $97.76.

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

to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At September 30, 2021 and 2020, the Company had 100,861 and 178,119 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the nine-month period ended September 30, 2021, is presented below:

Unvested Shares
Outstanding at December 31, 2020	434,558
Granted	116,784
Forfeited	(5,048)
Vested and issued	(154,251)
Outstanding at September 30, 2021	392,043

During the nine months ended September 30, 2021, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2023. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the nine-month period ended September 30, 2021 was $96.99.

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the nine-month period ended September 30, 2021, is presented below:

Vested Shares
Outstanding at December 31, 2020	21,586
Granted	2,856
Outstanding at September 30, 2021	24,442

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the nine-month period ended September 30, 2021 was $99.80.

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

vesting. A summary of activity related to Progressive Waste RSUs during the nine-month period ended September 30, 2021, is presented below:

Outstanding at December 31, 2020	66,554
Cash settled	(1,318)
Outstanding at September 30, 2021	65,236

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  All remaining RSUs were vested as of March 31, 2019.

Share Based Options

Share based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share based options during the nine-month period ended September 30, 2021, is presented below:

Outstanding at December 31, 2020	51,200
Cash settled	(5,331)
Outstanding at September 30, 2021	45,869

No share based options under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016. All outstanding share based options were vested as of December 31, 2017.

Employee Share Purchase Plan

On May 15, 2020, the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). Under the ESPP, qualified employees may elect to have payroll deductions withheld from their eligible compensation on each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period, subject to certain restrictions. The maximum number of shares that may be issued under the ESPP is 1,000,000.  Under the ESPP, employees purchased 10,813 of the Company’s common shares for $1,275 during the nine months ended September 30, 2021.

Normal Course Issuer Bid

On July 27, 2021, the Board of Directors of the Company approved, subject to receipt of regulatory approvals, the annual renewal of the Company’s normal course issuer bid (the “NCIB”) to purchase up to 13,025,895 of the Company’s common shares during the period of August 10, 2021 to August 9, 2022 or until such earlier time as the NCIB is completed or terminated at the option of the Company. The renewal followed the conclusion of the Company’s NCIB that expired August 9, 2021. The Company received Toronto Stock Exchange (the “TSX”) approval for its annual renewal of the NCIB on August 6, 2021.  Under the NCIB, the Company may make share repurchases only in the open market, including on the New York Stock Exchange (the “NYSE”), the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems is limited to a maximum of 75,704 common shares, which represents 25% of the average daily trading volume on the TSX of 302,816 common shares for the period from February 1, 2021 to July 31, 2021. The TSX rules also allow the Company to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE will be 25% of the average daily trading volume for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases.

The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including the Company’s capital structure, the market price of the common shares and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase.

For the nine months ended September 30, 2021, the Company repurchased 2,745,990 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $305,640.  During the nine months ended September 30, 2020, the Company repurchased 1,271,977 common shares pursuant to the NCIB at an aggregate cost of $105,654.  As of September 30, 2021, the remaining maximum number of shares available for repurchase under the current NCIB was 13,025,895.

Cash Dividend

In October 2020, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.02, from $0.185 to $0.205 per Company common share. Cash dividends of $160,754 and $145,921 were paid during the nine months ended September 30, 2021 and 2020, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of September 30, 2021, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

National Priorities List in 2001, the LDW Site is a five-mile stretch of the Duwamish River flowing into Elliott Bay in Seattle, Washington.  A group of PRPs known as the Lower Duwamish Working Group (“LDWG”) and consisting of the City of Seattle, King County, the Port of Seattle, and Boeing Company conducted a Remedial Investigation/Feasibility Study for the LDW Site.  On December 2, 2014, the EPA issued its Record of Decision (the “ROD”) describing the selected clean-up remedy, and therein estimated that clean-up costs (in present value dollars as of November 2014) would total approximately $342,000. However, it is possible that additional costs could be incurred based upon various factors. The EPA estimates that it will take seven years to implement the clean-up. The ROD also requires ten years of monitoring following the clean-up, and provides that if clean-up goals have not been met by the end of this period, then additional clean-up activities, at additional cost, may be required at that time. Implementation of the clean-up will not begin until after the ongoing Early Action Area (“EAA”) clean-ups have been completed.  Typically, costs for monitoring may be in addition to those expended for the clean-up.  While three of the EAA clean-ups have been completed to date, some work remains to be done on three other EAAs.  Implementation of the clean-up also must await additional baseline sampling throughout the LDW Site and the preparation of a remedial design for performing the clean-up.  On April 27, 2016, the LDWG entered into a third amendment of its Administrative Order on Consent with the EPA (the “AOC 3”) in which it agreed to perform the additional baseline sediment sampling and certain technical studies needed to prepare the actual remedial design.  The LDWG and the EPA entered into a fourth amendment to the AOC in July 2018 primarily addressing development of a proposed remedy for the upper reach of the LDW Site, river mile 3 to river mile 5.  At the April 24, 2019 stakeholders meeting, the LDWG projected that the remedial design for the upper reach could be completed by August 2024.  In late September 2020, the EPA informed attorneys for several PRPs that the work may be completed by late 2023 or early 2024.

On August 16, 2016, the EPA sent individual letters to each of the PRPs for the LDW Site, including NWCS, stating that it expected to initiate negotiations with all PRPs in early 2018 relating to a Remedial Design/Remedial Action (“RD/RA”) Consent Decree.  An RD/RA Consent Decree provides for the cleanup of the entire site and is often referred to as a “global settlement.”  In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a confidential and non-binding allocation of certain past response costs allegedly incurred at the LDW Site as well as the anticipated future response costs associated with the clean-up.  In March 2017, the PRPs provided the EPA with notice that the allocation was not scheduled to conclude until mid-2019.  Later extensions pushed the allocation conclusion date first to early 2020 and then to July 2020.  The EPA was informed of those changes.  The allocator issued his preliminary allocation report on June 28, 2021.  The final allocation report will be issued only after the allocator considers comments of the parties on the preliminary report.  In July 2021, the EPA was informed of the issuance of the preliminary allocation report in a telephone conference with allocation participants.  In that call, the EPA reiterated its expectation that settlement negotiations would begin in 2022.  NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs, its specific allocation, or the likelihood of the parties then negotiating a global settlement with the EPA.  Thus, NWCS cannot reasonably determine the likelihood of any outcome in this matter, including its potential liability.

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

19.SUBSEQUENT EVENTS

On October 27, 2021, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.025, from 0.205 to $0.23 per Company common share, and then declared a regular quarterly cash dividend of $0.23 per Company common share. The dividend will be paid on November 23, 2021, to shareholders of record on the close of business on November 9, 2021.

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

OVERVIEW OF OUR BUSINESS

We are an integrated solid waste services company that provides non-hazardous waste collection, transfer and disposal services, along with recycling and resource recovery, in mostly exclusive and secondary markets across 44 states in the U.S. and six provinces in Canada. Waste Connections also provides non-hazardous oilfield waste treatment, recovery and disposal services in several basins across the U.S., as well as intermodal services for the movement of cargo and solid waste containers in the Pacific Northwest.

Environmental, organizational and financial sustainability initiatives have been key components of our success since we were founded in 1997.  We remain committed to growing and expanding these efforts as our industry and technology continue to evolve. To that end, we have made a $500 million commitment to the advancement of the long-term, aspirational targets outlined in our 2021 Sustainability Report. This report can be found at www.wasteconnections.com/sustainability but does not constitute a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q.

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

As of September 30, 2021, we served residential, commercial, industrial and E&P customers in 44 states in the U.S. and six provinces in Canada:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Wisconsin and Wyoming, and the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

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

The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile. Macroeconomic and geopolitical conditions, including a significant decline in oil prices driven by both surplus production and supply, as well as the decrease in demand caused by factors including the COVID-19 pandemic, have resulted in decreased levels of oil and natural gas exploration and production activity and a corresponding decrease in demand for our E&P waste services.  Additionally, across the industry there is uncertainty regarding future demand for oil and related services, as noted by several energy companies, many of whom are customers of our E&P operations.  These companies have written down the values of their oil and gas assets in anticipation of the potential for the decarbonization of their energy product mix given an increased global focus on reducing greenhouse gases and addressing climate change.  Such uncertainty regarding global demand has had a significant impact on the investment and operating plans of our E&P waste customers in the basins where we operate.   If the prices of crude oil and natural gas substantially decline, it could lead to declines in the level of production activity and demand for our E&P waste services, which could result in the recognition of additional impairment charges on our intangible assets and property and equipment associated with our E&P operations.  See Note 4 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the impairment charge recorded during the nine months ended September 30, 2020.

THE COVID-19 PANDEMIC’S IMPACT ON OUR RESULTS OF OPERATIONS

March 11, 2021 marked the one year anniversary of COVID-19 being declared a global pandemic by the World Health Organization. The related economic disruptions largely associated with closures or restrictions put into effect following the onset of the COVID-19 pandemic resulted in declines in solid waste commercial collection, transfer station and landfill volumes, and roll off activity. Throughout the remaining fiscal year 2020, solid waste revenue and reported volumes largely reflected the pace and shape of the closures and subsequent reopening activity, with the timing and magnitude of recovery varying by market. Reported solid waste volumes in 2020 turned slightly negative in the first quarter, were most negative in the second quarter, and showed sequential improvement during the second half of the year, finishing the year at negative 3.1% in the fourth quarter. In the first quarter of 2021, the final period to include comparisons to pre-COVID-19 activity levels on a year over year basis, solid waste volumes were down 3.2%.  In the second quarter of 2021, solid waste volumes increased sequentially by 9.6% to up 6.5% on a year over year basis, with positive volumes in all regions. In the third quarter, volumes remained positive but declined sequentially to up 2.1% on a year over year basis, reflecting tougher comparisons to the prior year given the sequential improvement in the second half of 2020 as a result of reopening activity.

The COVID-19 pandemic also contributed to the decline in demand for and the value of crude oil, which impacted E&P drilling activity and resulted in lower E&P waste revenue, with the quarterly run rate decreasing from approximately $60 million in the first quarter of 2020 to approximately $25 million through the first quarter of 2021.   E&P waste revenue increased sequentially by $6.5 million to $31.2 million in the second quarter of 2021 on increased drilling activity in several active shale basins and increased sequentially again in the third quarter of 2021 to $35.0 million.

Since the onset of the COVID-19 pandemic, protecting the health, welfare and safety of our employees has been our top priority. Recognizing the potential for financial hardship and other challenges, we have looked to provide a safety net for our employees on issues of income and family health. To that end, since the onset of the pandemic through the third quarter of 2021, we have incurred over $40 million in incremental COVID-19-related costs, primarily supplemental pay for frontline employees. We continue to support our employees and their families, with certain costs continuing in 2021, albeit to a lesser extent than in the prior year, as employee COVID-19 cases and related impacts are similarly abating. The impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows in future periods will depend largely on future developments, including the duration and spread of the outbreak in the U.S. and Canada, the rate of vaccinations, the severity of COVID-19 variants, the actions to contain such coronavirus variants, and how quickly and to what extent normal economic and operating conditions can resume.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Revenues	$1,597,168	100.0%	$1,389,552	100.0%	$4,527,042	100.0%	$4,047,739	100.0%
Cost of operations	946,098	59.2	828,822	59.6	2,673,209	59.1	2,429,957	60.0
Selling, general and administrative	155,520	9.8	136,003	9.8	454,885	10.0	404,213	10.0
Depreciation	171,965	10.8	157,590	11.3	498,588	11.0	459,641	11.4
Amortization of intangibles	35,337	2.2	32,653	2.4	100,237	2.2	96,062	2.4
Impairments and other operating items	3,104	0.2	3,805	0.3	9,819	0.2	442,582	10.9
Operating income	285,144	17.8	230,679	16.6	790,304	17.5	215,284	5.3

Interest expense	(40,418)	(2.5)	(40,636)	(2.9)	(124,171)	(2.7)	(119,562)	(2.9)
Interest income	495	—	903	0.1	2,342	—	4,396	0.1
Other income (expense), net	3,140	0.2	702	0.0	5,452	0.1	(3,046)	(0.1)
Loss on early extinguishment of debt	(115,288)	(7.2)	—	0.0	(115,288)	(2.6)	—	0.0
Income tax provision	(18,419)	(1.1)	(33,657)	(2.4)	(106,578)	(2.3)	(23,654)	(0.6)
Net income	114,654	7.2	157,991	11.4	452,061	10.0	73,418	1.8
Net loss (income) attributable to noncontrolling interests	(273)	(0.0)	58	0.0	(325)	0.0	594	0.0
Net income attributable to Waste Connections	$114,381	7.2%	$158,049	11.4%	$451,736	10.0%	$74,012	1.8%

Revenues.  Total revenues increased $207.6 million, or 14.9%, to $1.597 billion for the three months ended September 30, 2021, from $1.390 billion for the three months ended September 30, 2020. Total revenues increased $479.3 million, or 11.8%, to $4.527 billion for the nine months ended September 30, 2021, from $4.048 billion for the nine months ended September 30, 2020.

Acquisitions closed during or subsequent to the three months ended September 30, 2020 increased revenues by $54.1 million for the three months ended September 30, 2021. Acquisitions closed during or subsequent to the nine months ended September 30, 2020 increased revenues by $145.4 million for the nine months ended September 30, 2021.

Operations that were divested subsequent to September 30, 2020 decreased revenues by $2.8 million and $9.5 million, respectively, for the three and nine months ended September 30, 2021.

During the three months ended September 30, 2021, the net increase in prices charged to our customers at our existing operations was $67.7 million, consisting of $62.0 million of core price increases and surcharges of $5.7 million. During the nine months ended September 30, 2021, the net increase in prices charged to our customers at our existing operations was $180.9 million, consisting of $176.3 million of core price increases and surcharges of $4.6 million.

During the three and nine months ended September 30, 2021, volume increases in our existing business increased solid waste revenues by $28.9 million and $68.6 million, respectively, as many of our markets benefitted from increased business activity resulting from reductions in COVID-19-related restrictions.

E&P revenues at facilities owned during the three months ended September 30, 2021 increased $11.3 million due to a recovery in the demand for crude oil resulting in increased drilling and production and increased demand for our E&P waste services. E&P revenues at facilities owned during the nine months ended September 30, 2021 decreased $27.7 million attributable to the first and second quarter results in 2021 being adversely impacted by decreases in the demand for crude oil as a result of economic disruptions from the COVID-19 pandemic resulting in a drop in the value of crude oil, decreases in drilling and production activity levels and decreases in overall demand for our E&P waste services, with our third quarter results in 2021 benefitting from recoveries in the demand for crude oil and our E&P disposal services.

An increase in the average Canadian dollar to U.S. dollar currency exchange rate resulted in an increase in revenues of $10.5 million and $41.3 million, respectively, for the three and nine months ended September 30, 2021. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7936 and 0.7511 for the three months ended September 30, 2021 and 2020, respectively. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7996 and 0.7399 for the nine months ended September 30, 2021 and 2020, respectively.

Revenues from sales of recyclable commodities at facilities owned during the three and nine months ended September 30, 2021 and 2020 increased $28.3 million and $57.6 million, respectively, due primarily to higher prices for old corrugated cardboard, aluminum and other paper products, higher volumes collected from residential recycling customers and the partial recovery of collected commercial recycling volumes which declined in the prior year period due to economic disruptions resulting from the COVID-19 pandemic.

Other revenues increased $9.6 million during the three months ended September 30, 2021, due primarily to a $6.4 million increase resulting from higher prices for renewable energy credits associated with the generation of landfill gas in our Canada segment and a $3.2 million increase in other non-core revenue sources. Other revenues increased $22.7 million during the nine months ended September 30, 2021, due primarily to a $20.5 million increase resulting from higher prices for renewable energy credits associated with the generation of landfill gas at our Canada segment and a $5.9 million increase in other non-core revenue sources, partially offset by a $3.7 million decrease in intermodal revenues due primarily to customer losses and shipping port logistical constraints resulting in a reduction in intermodal cargo volumes.

Cost of Operations.  Total cost of operations increased $117.3 million, or 14.1%, to $946.1 million for the three months ended September 30, 2021, from $828.8 million for the three months ended September 30, 2020. The increase was primarily the result of an increase in operating costs at our existing operations of $85.0 million, assuming foreign currency parity, $28.8 million of additional operating costs from acquisitions closed subsequent to the three months ended September 30, 2020 and $5.5 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in operating costs of $2.0 million at operations divested subsequent to the three months ended September 30, 2020.

The increase in operating costs of $85.0 million, assuming foreign currency parity, at our existing operations for the three months ended September 30, 2021, consisted of an increase in labor expenses of $28.1 million due primarily to employee pay increases and headcount additions to support solid waste volume increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $12.5 million due to parts and service rate increases and additional maintenance and repair requirements resulting from increased truck and equipment operating hours to support increases in our solid waste volumes, an increase in diesel fuel expense of $9.8 million due to higher fuel prices and increased consumption resulting from additional truck and equipment operating hours to support solid waste volume increases, an increase in third-party trucking and transportation expenses of $9.4 million due primarily to increased transfer station and landfill special waste volumes requiring trucking and transportation services to our landfills, an increase in third-party disposal expenses of $8.6 million due primarily to increased solid waste collection volumes, an increase in taxes on revenues of $7.7 million due primarily to increased revenues in our solid waste markets and a credit recorded to expenses during the prior year period at Chiquita Canyon landfill due to a reversal of amounts accrued for certain fees and exactions resulting from our successful challenge of these expenses, an increase in 401(k) matching expenses of $4.6 million due to the prior year period reflecting less expenses due to the impact of the June 1, 2020 to December 31, 2020 suspension of our 401(k) match, an increase in subcontracted hauling services of $3.5 million due to outsourcing the servicing of certain non-strategic contracts and commercial collection customers to third party haulers, an increase in employee medical benefits expenses of $2.5 million due to an increase in medical visits, an increase in leachate expense of $2.4 million due primarily to the impact of hurricanes and tropical storms causing higher precipitation in certain markets where our landfills are located, an increase in expenses for auto and workers’ compensation claims of $1.9 million due primarily to an increase in incidents and adjustments recorded in the prior year period to decrease projected losses on outstanding claims originally recorded prior to 2020, an increase in insurance premium expenses of $1.3 million due primarily to increased insurance premium costs for auto and environmental compliance and $3.6 million of other net expense increases, partially offset by a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel of $7.0 million due to the prior year period including non-recurring expenses to recognize services provided by our front-line employees during the COVID-19 pandemic and a decrease in expenses for processing recyclable commodities of $3.9 million due to increased recyclable commodity values resulting in price reductions charged by third-party recycling processors.

Total cost of operations increased $243.2 million, or 10.0%, to $2.673 billion for the nine months ended September 30, 2021, from $2.430 billion for the nine months ended September 30, 2020. The increase was primarily the result of an increase in operating costs at our existing operations of $149.0 million, assuming foreign currency parity, $77.5 million of additional operating costs from acquisitions closed subsequent to the nine months ended September 30, 2020 and $22.8 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in operating costs of $6.1 million at operations divested subsequent to the nine months ended September 30, 2020.

The increase in operating costs of $149.0 million, assuming foreign currency parity, at our existing operations for the nine months ended September 30, 2021, consisted of an increase in labor expenses at our solid waste operations of $54.4 million due primarily to employee pay increases and headcount additions to support solid waste volume increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $23.2 million due primarily to parts and service rate increases, an increase in third-party trucking and transportation expenses of $21.6 million due primarily to increased transfer station and landfill special waste volumes requiring trucking and transportation services to our landfills, an increase in third-party disposal expenses of $20.8 million due primarily to increased solid waste collection volumes, an increase in diesel fuel expense of $17.2 million due to higher fuel prices, an increase in employee medical benefits expenses of $14.0 million due to an increase in medical visits, an increase in taxes on revenues of $12.9 million due primarily to increased revenues in our solid waste markets, an increase in subcontracted hauling services at our solid waste operations of $10.0 million due to outsourcing the servicing of certain non-strategic contracts and commercial collection customers to third party haulers, an increase in 401(k) matching expenses of $6.4 million due to the prior year period reflecting less expenses due to the impact of the June 1, 2020 to December 31, 2020 suspension of our 401(k) match, an increase in landfill maintenance, environmental compliance and daily cover expenses of $3.8 million due to increased compliance requirements under our landfill operating permits, an increase in insurance premium expenses of $3.3 million due primarily to increased insurance premium costs for auto and environmental compliance, an increase in leachate expense of $1.7 million due primarily to the impact of hurricanes and tropical storms causing higher precipitation in certain markets where our landfills are located, an increase in heavy equipment rental expenses of $1.4 million to provide support for solid waste volume increases at our disposal operations, an increase in property tax expenses of $1.3 million due primarily to reassessed property values at certain locations and an increase in capital assets that are subject to property tax assessments and $2.7 million of other net expense increases, partially offset by a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel of $22.1 million due to the prior year period including non-recurring expenses to recognize services provided by our front-line employees during the COVID-19 pandemic, a decrease in expenses for auto and workers’ compensation claims of $6.2 million due primarily to higher claims severity in the prior year period and adjustments recorded in the current year period to decrease projected losses on outstanding claims originally recorded prior to 2021, a decrease in expenses for processing recyclable commodities of $6.1 million due to increased recyclable commodity values resulting in price reductions charged by third-party recycling processors, a decrease in labor at our E&P operations of $4.3 million due to headcount reductions resulting from E&P disposal volume decreases, a decrease in subcontracted operating and remediation services at our E&P operations of $3.9 million due to E&P disposal volume decreases and a decrease in intermodal rail expenses of $3.1 million due to a reduction in cargo volume.

Cost of operations as a percentage of revenues decreased 0.4 percentage points to 59.2% for the three months ended September 30, 2021, from 59.6% for the three months ended September 30, 2020. The decrease as a percentage of revenues consisted of a 0.6 percentage point decrease from a reduction in supplemental bonuses and other cash incentive compensation to non-management personnel, a 0.2 percentage point decrease from a reduction in expenses for processing recyclable commodities and a 0.2 percentage point decrease from all other net changes, partially offset by a 0.3 percentage point increase from higher 401(k) matching expenses and a 0.3 percentage point increase from higher diesel fuel expenses.

Cost of operations as a percentage of revenues decreased 0.9 percentage points to 59.1% for the nine months ended September 30, 2021, from 60.0% for the nine months ended September 30, 2020. The decrease as a percentage of revenues consisted of a 0.6 percentage point decrease from a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel, a 0.2 percentage point decrease from a reduction in expenses for auto and workers’ compensation claims, a 0.2 percentage point decrease from leveraging existing personnel to support our solid waste revenue volume growth and a 0.1 percentage point decrease from all other net changes, partially offset by a 0.2 percentage point increase from higher employee medical expenses.

SG&A.  SG&A expenses increased $19.5 million, or 14.4%, to $155.5 million for the three months ended September 30, 2021, from $136.0 million for the three months ended September 30, 2020. The increase was comprised of an increase of $15.9 million in SG&A expenses at our existing operations, assuming foreign currency parity, $2.9 million of additional SG&A expenses from operating locations at acquisitions closed subsequent to the three months ended September 30, 2020 and $0.9 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in SG&A expenses of $0.2 million at operations divested subsequent to the three months ended September 30, 2020.

The increase in SG&A expenses at our existing operations of $15.9 million, assuming foreign currency parity, for the three months ended September 30, 2021, was comprised of a collective increase in travel, meeting, training and community activity expenses of $4.3 million attributable to increased travel and social gatherings in the current year period due to a reduction in restrictions associated with the COVID-19 pandemic, an increase in direct acquisition expenses of $3.3 million due to an increase in acquisition activity in the comparable periods, an increase in administrative payroll expenses of $2.9 million due primarily to annual pay and headcount increases, an increase in accrued recurring cash incentive compensation expense to our management of $1.8 million, an increase in 401(k) matching expenses of $1.8 million due to the prior year period reflecting less expenses due to the impact of the June 1, 2020 to December 31, 2020 suspension of our 401(k) match, an increase in expenses for uncollectible accounts receivable of $1.4 million primarily due to non-recurring expense reductions recorded in the prior year period to adjust reserves for uncollectible accounts receivable based upon actual payment defaults from customers experiencing financial difficulties resulting from the economic impact of the COVID-19 pandemic being less than originally estimated, an increase in employee relocation expenses of $0.8 million and $1.9 million of other net expense increases, partially offset by a decrease in equity-based compensation expenses of $1.2 million resulting primarily from expense increases recorded during the prior year period to the amount of performance-based restricted share units granted in 2018 that were estimated to ultimately vest based on the achievement of required financial performance results and a decrease in deferred compensation expenses of $1.1 million as a result of higher increases during the prior year period in the market value of investments to which employee deferred compensation liability balances are tracked.

SG&A expenses increased $50.7 million, or 12.5%, to $454.9 million for the nine months ended September 30, 2021, from $404.2 million for the nine months ended September 30, 2020. The increase was comprised of an increase of $38.3 million in SG&A expenses at our existing operations, assuming foreign currency parity, $8.9 million of additional SG&A expenses from operating locations at acquisitions closed subsequent to the nine months ended September 30, 2020 and $4.1 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in SG&A expenses of $0.6 million at operations divested subsequent to the nine months ended September 30, 2020.

The increase in SG&A expenses at our existing operations of $38.3 million, assuming foreign currency parity, for the nine months ended September 30, 2021, was comprised of an increase in accrued recurring cash incentive compensation expense to our management of $16.2 million, a collective increase in travel, meeting, training and community activity expenses of $5.0 million due to increased travel and social gatherings in the current year period due to a reduction in restrictions associated with the COVID-19 pandemic, an increase in employee medical benefits expenses of $4.1 million due to an increase in medical visits, an increase in administrative payroll expenses of $4.0 million due primarily to annual pay and headcount increases, an increase in deferred compensation expenses of $3.1 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked, an increase in 401(k)

matching expenses of $2.4 million due to the prior year period reflecting less expenses due to the impact of the June 1, 2020 to December 31, 2020 suspension of our 401(k) match, an increase in professional fees of $2.3 million due primarily to adjustments recorded during the prior year period to reduce estimated accrued liabilities associated with unbilled legal services and increased expenses associated with professional tax services, an increase in advertising expenses of $1.7 million due primarily to cost reduction efforts associated with the COVID-19 pandemic reducing the prior year period expenses, an increase in direct acquisition expenses of $1.7 million due to an increase in acquisition activity in the comparable periods, an increase in employee relocation expenses of $1.6 million and an increase in equity-based compensation expenses of $1.2 million associated with the net impact of current and prior period adjustments of our common shares held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options, partially offset by a decrease in expenses for uncollectible accounts receivable of $4.9 million primarily due to the prior year period incurring increased expenses due to customers experiencing financial difficulties resulting from the economic impact of the COVID-19 pandemic and $0.1 million of other net expense decreases.

SG&A as a percentage of revenues was unchanged at 9.8% for the three months ended September 30, 2020 and 2021 and 10.0% for the nine months ended September 30, 2020 and 2021.

Depreciation.  Depreciation expense increased $14.4 million, or 9.1%, to $172.0 million for the three months ended September 30, 2021, from $157.6 million for the three months ended September 30, 2020. The increase was comprised of an increase in depreciation expense of $5.8 million from the impact of additions to our fleet and equipment purchased to support our existing operations, an increase in depletion expense of $4.8 million resulting from increased landfill municipal solid waste and special waste volumes, depreciation expense of $3.3 million from acquisitions closed subsequent to the three months ended September 30, 2020 and $1.2 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in depreciation and depletion expense of $0.7 million from operations divested subsequent to the three months ended September 30, 2020.

Depreciation expense increased $39.0 million, or 8.5%, to $498.6 million for the nine months ended September 30, 2021, from $459.6 million for the nine months ended September 30, 2020. The increase was comprised of an increase in depreciation expense of $15.7 million from the impact of additions to our fleet and equipment purchased to support our existing operations, depreciation and depletion expense of $11.1 million from acquisitions closed subsequent to the nine months ended September 30, 2020, an increase in depletion expense of $9.8 million resulting from increased landfill municipal solid waste and special waste volumes and $4.8 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in depreciation and depletion expense of $2.4 million from operations divested subsequent to the nine months ended September 30, 2020.

Depreciation expense as a percentage of revenues decreased 0.5 percentage points to 10.8% for the three months ended September 30, 2021, from 11.3% for the three months ended September 30, 2020. Depreciation expense as a percentage of revenues decreased 0.4 percentage points to 11.0% for the nine months ended September 30, 2021, from 11.4% for the nine months ended September 30, 2020. The decreases as a percentage of revenues were primarily attributable to leveraging volume increases in our solid waste revenues.

Amortization of Intangibles.  Amortization of intangibles expense increased $2.6 million, or 8.2%, to $35.3 million for the three months ended September 30, 2021, from $32.7 million for the three months ended September 30, 2020. The increase was the result of $3.2 million from intangible assets acquired in acquisitions closed subsequent to the three months ended September 30, 2020 and $0.3 million from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease of $0.8 million from certain intangible assets becoming fully amortized subsequent to September 30, 2020 and a decrease of $0.1 million from operations divested subsequent to the three months ended September 30, 2020.

Amortization of intangibles expense increased $4.1 million, or 4.3%, to $100.2 million for the nine months ended September 30, 2021, from $96.1 million for the nine months ended September 30, 2020. The increase was the result of $8.5 million from intangible assets acquired in acquisitions closed subsequent to the nine months ended September 30, 2020 and $1.3 million from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease of $5.4 million from certain intangible assets becoming fully amortized subsequent to September 30, 2020 and a decrease of $0.3 million from operations divested subsequent to the nine months ended September 30, 2020.

Amortization expense as a percentage of revenues decreased 0.2 percentage points to 2.2% for the three and nine months ended September 30, 2021, from 2.4% for the three and nine months ended September 30, 2020. The decreases as a percentage of revenues were primarily attributable to leveraging volume increases in our solid waste revenues.

Impairments and Other Operating Items.  Impairments and other operating items decreased $0.7 million, to net losses totaling $3.1 million for the three months ended September 30, 2021, from net losses totaling $3.8 million for the three months ended September 30, 2020.

The net losses of $3.1 million recorded during the three months ended September 30, 2021 consisted of $2.0 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date and $1.1 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations.

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

Impairments and other operating items decreased $432.8 million, to net losses totaling $9.8 million for the nine months ended September 30, 2021, from net losses totaling $442.6 million for the nine months ended September 30, 2020.

The net losses of $9.8 million recorded during the nine months ended September 30, 2021 consisted of a $4.6 million loss resulting from property and equipment damaged in a facility fire, $3.2 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date, $1.5 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations and $0.5 million of other net charges.

During the nine months ended September 30, 2020, we concluded that a triggering event occurred which required us to perform an impairment test of the property and equipment and intangible assets of our E&P operations as of June 30, 2020. As a result of the impairment test, we concluded that the carrying value of four E&P landfills exceeded their estimated fair value, resulting in an impairment charge of $417.4 million to property and equipment. The remaining net losses of $25.2 million recorded during the nine months ended September 30, 2020 consisted of $16.8 million to adjust the carrying value of contingent consideration liabilities, $4.3 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date, $3.4 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations and $0.7 million of other net charges.

Operating Income.  Operating income increased $54.4 million, or 23.6%, to $285.1 million for the three months ended September 30, 2021, from $230.7 million for the three months ended September 30, 2020. Operating income increased $575.0 million, or 267.1%, to $790.3 million for the nine months ended September 30, 2021, from $215.3 million for the nine months ended September 30, 2020.

Our operating results for the nine months ended September 30, 2020 were adversely impacted by the aforementioned impairment charge at our E&P operations of $417.4 million. The remaining increase in our operating income for the three and nine months ended September 30, 2021 was due primarily to price increases for our solid waste services, increases in solid waste collection and disposal volumes, operating income contributions from increased sales of recyclable commodities and renewable energy credits associated with the generation of landfill gas, operating income generated from acquisitions closed subsequent to the three and nine months ended September 30, 2020 and an increase in the average Canadian dollar to U.S. dollar currency exchange rate.

Operating income as a percentage of revenues increased 1.2 percentage points to 17.8% for the three months ended September 30, 2021, from 16.6% for the three months ended September 30, 2020.  The increase as a percentage of revenues was comprised of a 0.5 percentage point decrease in depreciation expense, a 0.4 percentage point decrease in cost of operations, a 0.2 percentage point decrease in amortization expense and a 0.1 percentage point decrease in impairments and other operating items.

Operating income as a percentage of revenues increased 12.2 percentage points to 17.5% for the nine months ended September 30, 2021, from 5.3% for the nine months ended September 30, 2020.  The increase as a percentage of revenues was comprised of a 10.7 percentage point decrease in impairments and other operating items, a 0.9 percentage point decrease in cost of operations, a 0.4 percentage point decrease in depreciation expense and a 0.2 percentage point decrease in amortization expense.

Interest Expense.  Interest expense decreased $0.2 million, or 0.5%, to $40.4 million for the three months ended September 30, 2021, from $40.6 million for the three months ended September 30, 2020. The decrease was primarily attributable to a decrease of $3.4 million from the repayment of $1.75 billion of senior unsecured notes in 2021 and $0.7 million of other net decreases, partially offset by an increase of $1.5 million from higher net interest rates on borrowings outstanding under our Credit Agreement due primarily to $600 million in interest rate swap agreements commencing in October 2020 at higher interest rates than $575 million in interest rate swap agreements which expired between September 2020 and October 2020, an increase of  $1.2 million due to an increase in the average borrowings outstanding under our Credit Agreement and an increase of $1.2 million from the September 2021 issuance of our 2032 Senior Notes (as defined below) and our 2052 Senior Notes (as defined below).

Interest expense increased $4.6 million, or 3.9%, to $124.2 million for the nine months ended September 30, 2021, from $119.6 million for the nine months ended September 30, 2020. The increase was primarily attributable to an increase of $5.0 million from higher net interest rates on borrowings outstanding under our Credit Agreement due primarily to $600 million in interest rate swap agreements commencing in October 2020 at higher interest rates than $575 million in interest rate swap agreements which expired between September 2020 and October 2020, an increase of $3.1 million from the March 2020 issuance of our 2050 Senior Notes (as defined below), an increase of $1.2 million from the September 2021 issuance of our 2032 Senior Notes (as defined below) and our 2052 Senior Notes (as defined below), an increase of $0.9 million from the January 2020 issuance of our 2030 Senior Notes (as defined below) and $0.2 million of other net increases, partially offset by a decrease of $4.8 million from the repayment of $1.75 billion of senior unsecured notes in 2021 and a decrease of $1.0 million due to a reduction in the average borrowings outstanding under our Credit Agreement.

Interest Income.  Interest income decreased $0.4 million to $0.5 million for the three months ended September 30, 2021, from $0.9 million for the three months ended September 30, 2020. Interest income decreased $2.1 million to $2.3 million for the nine months ended September 30, 2021, from $4.4 million for the nine months ended September 30, 2020. The decreases were primarily attributable to lower reinvestment rates in the current period.

Other Income (Expense), Net.  Other income (expense), net increased $2.4 million, to an income total of $3.1 million for the three months ended September 30, 2021, from an income total of $0.7 million for the three months ended September 30, 2020.

Other income of $3.1 million recorded during the three months ended September 30, 2021 consisted of $2.0 million of adjustments to certain current assets acquired in prior period acquisitions and a $1.1 million increase in other net income.

Other income of $0.7 million recorded during the three months ended September 30, 2020 consisted of $1.5 million of earnings on investments purchased to fund our employee deferred compensation obligations, partially offset by a $0.8 million decrease from other net expenses.

Other income (expense), net increased $8.5 million, to an income total of $5.5 million for the nine months ended September 30, 2021, from an expense total of $3.0 million for the nine months ended September 30, 2020.

Other income of $5.5 million recorded during the nine months ended September 30, 2021 consisted of $2.0 million of income earned on investments purchased to fund our employee deferred compensation obligations, an increase in foreign currency transaction gains of $0.9 million attributable to the impact of an increase in the Canadian dollar to U.S. dollar exchange rate during the period, $0.6 million of net adjustments to certain current assets and liabilities acquired in prior period acquisitions and a $2.0 million increase in other net income sources.

Other expense of $3.0 million recorded during the nine months ended September 30, 2020 consisted of a $3.0 million adjustment to increase certain accrued liabilities acquired in the 2016 Progressive Waste acquisition and an increase in foreign currency transaction losses of $1.5 million attributable to the impact of a decrease in the Canadian dollar to U.S. dollar exchange rate during the period,  partially offset by a $1.0 million adjustment to decrease certain non-acquisition accrued liabilities recorded in prior periods and a $0.5 million increase in other expenses.

Loss on Early Extinguishment of Debt.  Loss on early extinguishment of debt was $115.3 million for the three and nine months ended September 30, 2021 and consists of the payment of a make-whole premium and the write-off of remaining unamortized loan fees associated with the early repayment of the outstanding senior notes under our master note purchase agreements.

Income Tax Provision.  Income taxes decreased $15.3 million, to $18.4 million for the three months ended September 30, 2021, from $33.7 million for the three months ended September 30, 2020.  Our effective tax rate for the three months ended September 30, 2021 was 13.8%. Our effective tax rate for the three months ended September 30, 2020 was 17.6%.  Income taxes increased $82.9 million, to $106.6 million for the nine months ended September 30, 2021, from $23.7 million for the nine months ended September 30, 2020.  Our effective tax rate for the nine months ended September 30, 2021 was 19.1%. Our effective tax rate for the nine months ended September 30, 2020 was 24.4%.

The income tax provision for the nine months ended September 30, 2021 included benefits of $2.0 million from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commercial	$465,246	$406,037	$1,335,686	$1,197,971
Residential	422,543	387,566	1,240,337	1,131,486
Industrial and construction roll off	249,417	216,894	695,975	618,122
Total collection	1,137,206	1,010,497	3,271,998	2,947,579
Landfill	328,147	308,795	927,207	855,631
Transfer	225,827	205,910	632,282	575,761
Recycling	55,772	21,377	129,759	59,701
E&P	38,519	26,218	101,137	131,748
Intermodal and other	38,377	27,141	112,602	84,970
Intercompany	(226,680)	(210,386)	(647,943)	(607,651)
Total	$1,597,168	$1,389,552	$4,527,042	$4,047,739

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

The Company manages its operations through five geographic operating segments, which are also its reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.

At September 30, 2021, our Southern segment services customers located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New Mexico, North Dakota, southern Oklahoma, western Tennessee, Texas, Wyoming and along the Gulf of Mexico; our Eastern segment services customers located in Delaware, northern Illinois, Kentucky, Maryland, Massachusetts, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, eastern Tennessee, Vermont, Virginia and Wisconsin; our Western segment services customers located in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central segment services customers located in Arizona, Colorado, southern Illinois, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, western Texas, Utah and eastern Wyoming; and our Canada segment services customers located in the state of Michigan and in the provinces of Alberta, British Columbia, Manitoba, Ontario, Québec and Saskatchewan.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands of U.S. dollars and as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Eastern	$396,229	24.8%	$344,353	24.8%	$1,102,307	24.4%	$995,446	24.6%
Southern	370,958	23.2	330,575	23.8	1,072,456	23.7	1,033,297	25.5
Western	332,020	20.8	301,221	21.7	942,813	20.8	848,739	21.0
Central	273,682	17.1	228,566	16.4	775,913	17.1	653,728	16.1
Canada	224,279	14.1	184,837	13.3	633,553	14.0	516,529	12.8
	$1,597,168	100.0%	$1,389,552	100.0%	$4,527,042	100.0%	$4,047,739	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands of U.S. dollars and as a percentage of segment revenues for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Western	108,280	32.6%	101,071	33.6%	$301,507	32.0%	$267,523	31.5%
Eastern	106,908	27.0%	90,991	26.4%	295,411	26.8%	258,333	26.0%
Southern	99,612	26.9%	81,394	24.6%	291,964	27.2%	276,844	26.8%
Central	95,026	34.7%	82,887	36.3%	268,952	34.7%	235,742	36.1%
Canada	92,275	41.1%	72,516	39.2%	254,857	40.2%	185,589	35.9%
Corporate(a)	(6,551)	—	(4,132)	—	(13,743)	—	(10,462)	—
	$495,550	31.0%	$424,727	30.6%	$1,398,948	30.9%	$1,213,569	30.0%
(a)	The majority of Corporate expenses are allocated to the five operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the five operating segments and comprise the net EBITDA for our Corporate segment for the periods presented.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 11 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue and segment EBITDA for our reportable segments for the three and nine month periods ended September 30, 2021, compared to the three and nine month periods ended September 30, 2020, are discussed below.

Segment Revenue

Revenue in our Eastern segment increased $51.8 million, or 15.1%, to $396.2 million for the three months ended September 30, 2021, from $344.4 million for the three months ended September 30, 2020. The components of the increase consisted of revenue growth from acquisitions closed subsequent to the three months ended September 30, 2020 of $22.3 million, net price increases of $16.5 million and the impact of a partial recovery of collected commercial recycling volumes, which declined in the prior year period due to economic disruptions resulting from the COVID-19 pandemic, and higher prices for old corrugated cardboard, other paper products, plastics and aluminum contributing to a $13.4 million increase in sales from recyclable commodities, partially offset by other revenue decreases of $0.4 million.

Revenue in our Eastern segment increased $106.9 million, or 10.7%, to $1.102 billion for the nine months ended September 30, 2021, from $995.4 million for the nine months ended September 30, 2020. The components of the increase consisted of net price increases of $43.8 million, revenue growth from acquisitions closed subsequent to the nine months ended September 30, 2020 of $42.3 million, the impact of a partial recovery of collected commercial recycling volumes, which declined in the prior year period due to economic disruptions resulting from the COVID-19 pandemic, and higher prices for old corrugated cardboard, other paper products, plastics and aluminum contributing to a $28.2 million increase in sales from recyclable commodities and other revenue increases of $0.7 million, partially offset by solid waste volume decreases of $8.1 million attributable primarily to COVID-19-related economic disruptions in our Northeastern markets, which commenced in March 2020 and continued into 2021, driving declines in commercial collection and roll off collection volumes.

Revenue in our Southern segment increased $40.4 million, or 12.2%, to $371.0 million for the three months ended September 30, 2021, from $330.6 million for the three months ended September 30, 2020. The components of the increase consisted of net price increases of $22.3 million, an increase in revenue at our E&P operations of $9.7 million due to a recovery in the demand for crude oil resulting in increased drilling and production and increased demand for our E&P waste services and solid waste volume increases of $6.4 million due primarily to higher commercial collection, roll off collection, transfer station and landfill volumes, higher prices for old corrugated cardboard, plastics and aluminum products contributing to a $1.4 million increase in sales from recyclable commodities, revenue growth from acquisitions closed subsequent to the three months ended September 30, 2020 of $1.0 million and other revenue increases of $0.9 million, partially offset by net revenue reductions from divestitures closed subsequent to September 30, 2020 of $1.3 million.

Revenue in our Southern segment increased $39.2 million, or 3.8%, to $1.072 billion for the nine months ended September 30, 2021, from $1.033 billion for the nine months ended September 30, 2020. The components of the increase consisted of net price increases of $53.7 million, solid waste volume increases of $10.8 million due primarily to higher commercial collection, roll off collection, transfer station and landfill volumes, higher prices for old corrugated cardboard, plastics and aluminum products contributing to a $5.8 million increase in sales from recyclable commodities, $1.7 million resulting from higher prices from the sale of landfill gas, revenue growth from acquisitions closed subsequent to the nine months ended September 30, 2020 of $1.4 million and other revenue increases of $0.8 million, partially offset by a decline in revenue at our E&P operations of $29.7 million and net revenue reductions from divestitures closed subsequent to September 30, 2020 of $5.3 million. The decrease in revenue at our E&P operations was attributable to the first and second quarter results in 2021 being adversely impacted by decreases in the demand for crude oil as a result of economic disruptions from the COVID-19 pandemic resulting in a drop in the value of crude oil, decreases in drilling and production activity levels and decreases in overall demand for our E&P waste services, with our third quarter results in 2021 benefitting from recoveries in the demand for crude oil and our E&P disposal services.

Revenue in our Western segment increased $30.8 million, or 10.2%, to $332.0 million for the three months ended September 30, 2021, from $301.2 million for the three months ended September 30, 2020. The components of the increase consisted of solid waste volume increases of $14.8 million attributable to increased collection and disposal volumes, net price increases of $7.3 million, revenue growth from acquisitions closed subsequent to the three months ended September 30, 2020 of $4.6 million and recyclable commodity revenue increases of $4.4 million due primarily to higher prices for old corrugated cardboard, metals and aluminum and higher volumes collected from residential recycling customers, partially offset by intermodal revenue decreases of $0.3 million.

Revenue in our Western segment increased $94.1 million, or 11.1%, to $942.8 million for the nine months ended September 30, 2021, from $848.7 million for the nine months ended September 30, 2020. The components of the increase consisted of solid waste volume increases of $47.3 million attributable to increased collection and disposal volumes, net price increases of $21.2 million, revenue growth from acquisitions closed subsequent to the nine months ended September 30, 2020 of $20.0 million, recyclable commodity revenue increases of $9.1 million due primarily to higher prices for old corrugated cardboard, metals and aluminum and higher volumes collected from residential recycling customers and other revenue increases of $0.2 million, partially offset by intermodal revenue decreases of $3.7 million due primarily to customer losses and shipping port logistical constraints resulting in a reduction in intermodal cargo volumes.

Revenue in our Central segment increased $45.1 million, or 19.7%, to $273.7 million for the three months ended September 30, 2021, from $228.6 million for the three months ended September 30, 2020. The components of the increase consisted of revenue growth from acquisitions closed subsequent to the three months ended September 30, 2020 of $26.1 million, net price increases of $11.0 million, higher prices for old corrugated cardboard and aluminum products contributing to a $3.2 million increase in sales from recyclable commodities, solid waste volume increases of $3.7 million due primarily to higher commercial and roll off collection volumes, an increase in E&P revenue of $1.6 million and other revenue increases of $1.0 million, partially offset by net revenue reductions from divestitures closed subsequent to September 30, 2020 of $1.5 million.

Revenue in our Central segment increased $122.2 million, or 18.7%, to $775.9 million for the nine months ended September 30, 2021, from $653.7 million for the nine months ended September 30, 2020. The components of the increase consisted of revenue growth from acquisitions closed subsequent to the nine months ended September 30, 2020 of $81.5 million, net price increases of $30.4 million, solid waste volume increases of $5.9 million due primarily to commercial and roll off collection volumes and higher landfill special waste volumes, higher prices for old corrugated cardboard and aluminum products contributing to a $4.7 million increase in sales from recyclable commodities, an increase in E&P revenue of $1.9 million and other revenue increases of $2.0 million, partially offset by net revenue reductions from divestitures closed subsequent to September 30, 2020 of $4.2 million.

Revenue in our Canada segment increased $39.5 million, or 21.3%, to $224.3 million for the three months ended September 30, 2021, from $184.8 million for the three months ended September 30, 2020. The components of the increase consisted of net price increases of $10.7 million, $10.5 million resulting from a higher average foreign currency exchange rate in effect during the comparable reporting periods, $6.4 million resulting from higher prices for renewable energy credits associated with the generation of landfill gas, recyclable commodity revenue increases of $5.9 million due primarily to higher prices for old corrugated cardboard and higher volumes collected from residential recycling customers, solid waste volume increases of $4.5 million due primarily to higher collection and disposal volumes and other revenue increases of $1.5 million.

Revenue in our Canada segment increased $117.1 million, or 22.7%, to $633.6 million for the nine months ended September 30, 2021, from $516.5 million for the nine months ended September 30, 2020. The components of the increase consisted of $41.3 million resulting from a higher average foreign currency exchange rate in effect during the comparable reporting periods, net price increases of $31.8 million, $20.5 million resulting from higher prices for renewable energy credits associated with the generation of landfill gas, solid waste volume increases of $12.7 million due primarily to higher roll off collection and landfill special waste volumes, recyclable commodity revenue increases of $9.9 million due primarily to higher prices for old corrugated cardboard and higher volumes collected from residential recycling customers and other revenue increases of $0.9 million.

Segment EBITDA

Segment EBITDA in our Western segment increased $7.2 million, or 7.1%, to $108.3 million for the three months ended September 30, 2021, from $101.1 million for the three months ended September 30, 2020. The increase was due primarily to an increase in revenues of $30.8 million and a decrease in expenses for processing recyclable commodities of $2.5 million due to increased recyclable commodity values resulting in price reductions charged by third-party recycling processors, partially offset by an increase in labor expenses of $6.4 million due primarily to employee pay increases and headcount additions to support solid waste volume increases, an increase in taxes on revenues of $4.1 million due primarily to increased revenues in our solid waste markets and credit recorded to expenses during the prior year period at Chiquita Canyon landfill due to a reversal of amounts accrued for certain fees and exactions resulting from our successful challenge of these expenses, an increase in third-party trucking and transportation expenses of $3.3 million due primarily to increased transfer station and landfill special waste volumes requiring trucking and transportation services to our landfills, $2.8 million of additional operating costs from acquisitions closed subsequent to the three months ended September 30, 2020, an increase in diesel fuel expense of $2.7 million due to higher fuel prices and increased consumption resulting from additional truck and equipment operating hours to support solid waste volume increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.8 million due to parts and service rate increases and additional maintenance and repair requirements resulting from increased truck and equipment operating hours to support increases in our solid waste volumes, an increase in 401(k) matching expenses of $1.3 million due to the prior year period reflecting less expenses due to the impact of the June 1, 2020 to December 31, 2020 suspension of our 401(k) match, an increase in employee medical benefits expenses of $1.2 million due to an increase in medical visits, an increase in third-party disposal expenses of $1.1 million due primarily to increased solid waste collection volumes and $1.4 million of other net expense increases.

Segment EBITDA in our Western segment increased $34.0 million, or 12.7%, to $301.5 million for the nine months ended September 30, 2021, from $267.5 million for the nine months ended September 30, 2020. The increase was due primarily to an increase in revenues of $94.1 million, a decrease in expenses for processing recyclable commodities of $4.2 million due to increased recyclable commodity values resulting in price reductions charged by third-party recycling processors, a decrease in intermodal rail expenses of $3.2 million due to a reduction in cargo volume and a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel of $2.4 million due to the prior year period including non-recurring expenses to recognize services provided by our front-line employees during the COVID-19 pandemic, partially offset by an increase in labor expenses of $15.3 million due primarily to employee pay increases and headcount additions to support solid waste volume increases, $13.9 million of additional operating costs from acquisitions closed subsequent to the nine months ended September 30, 2020, an increase in third-party trucking and transportation expenses of $6.6 million due primarily to increased transfer station and landfill special waste volumes requiring trucking and transportation services to our landfills, an increase in taxes on revenues of $5.4 million due primarily to increased revenues in our solid waste markets, an increase in diesel fuel expense of $5.1 million due to higher fuel prices, an increase in third-party disposal expenses of $5.0 million due primarily to increased solid waste collection volumes, an increase in employee medical benefits expenses of $4.2 million due to an increase in medical visits, an increase in truck, container, equipment and facility maintenance and repair expenses of $4.0 million due primarily to parts and service rate increases, an increase in corporate overhead expense allocations of $3.0 million due to an increase in the overhead allocation rate resulting from an increase in corporate expenses qualifying for allocation, an increase in 401(k) matching expenses of $1.7 million due to the prior year period reflecting less expenses due to the impact of the June 1, 2020 to December 31, 2020 suspension of our 401(k) match, an increase in landfill maintenance, environmental compliance and daily cover expenses of $1.2 million due to increased compliance requirements under our landfill operating permits and $4.5 million of other net expense increases.

Segment EBITDA in our Eastern segment increased $15.9 million, or 17.5%, to $106.9 million for the three months ended September 30, 2021, from $91.0 million for the three months ended September 30, 2020. The increase was due primarily to an increase in revenues of $51.8 million and $0.9 million of other net expense decreases, partially offset by $16.3 million of additional operating costs from acquisitions closed subsequent to the three months ended September 30, 2020, an increase in labor expenses of $5.4 million due primarily to employee pay increases, an increase in third-party trucking and transportation expenses of $3.2 million due primarily to increased transfer station and landfill special waste volumes requiring trucking and transportation services to our landfills, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.5 million due to parts and service rate increases and variability in the timing of major repairs, an increase in third-party disposal expenses of $2.0 million due primarily to increased rates for third party disposal and increased commercial collection volumes, an increase in leachate expense of $1.8 million due primarily to the impact of hurricanes causing higher precipitation in certain markets where our landfills are located, an increase in diesel fuel expense of $1.7 million due to higher fuel prices, an increase in 401(k) matching expenses of $1.4 million due to the prior year period reflecting less expenses due to the impact of the June 1, 2020 to December 31, 2020 suspension of our 401(k) match, an increase in employee medical benefits expenses of $1.4 million due to an increase in medical visits and an increase in taxes on revenues of $1.1 million due primarily to price-led increases in revenues.

Segment EBITDA in our Eastern segment increased $37.1 million, or 14.4%, to $295.4 million for the nine months ended September 30, 2021, from $258.3 million for the nine months ended September 30, 2020. The increase was due primarily to an increase in revenues of $106.9 million, a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel of $3.2 million due to the prior year period including non-recurring expenses to recognize services provided by our front-line employees during the COVID-19 pandemic and a decrease in expenses for uncollectible accounts receivable of $3.2 million primarily due to the prior year period incurring increased expenses due to customers experiencing financial difficulties resulting from the economic impact of the COVID-19 pandemic, partially offset by $27.7 million of additional operating costs from acquisitions closed subsequent to the nine months ended September 30, 2020, an increase in labor expenses of $10.4 million due primarily to employee pay increases, an increase in third-party disposal expenses of $6.2 million due primarily to increased rates paid for third party disposal and increased volumes in our Northeastern markets as they began to recover in 2021 from economic disruptions attributable to the COVID-19 pandemic, an increase in third-party trucking and transportation expenses of $6.2 million due primarily to opening a new transfer station facility in the latter half of 2020 and increased transfer station volumes in our Northeastern markets as they began to recover in 2021 from economic disruptions attributable to the COVID-19 pandemic, an increase in employee medical benefits expenses of $5.0 million due to an increase in medical visits, an increase in truck, container, equipment and facility maintenance and repair expenses of $4.9 million due primarily to parts and service rate increases, an increase in diesel fuel expense of $3.3 million due to higher fuel prices, an increase in taxes on revenues of $2.6 million due primarily to price-led increases in revenues, an increase in corporate overhead expense allocations of $2.0 million due to an increase in the overhead allocation rate resulting from an increase in corporate expenses qualifying for allocation, an increase in 401(k) matching expenses of $1.9 million due to the prior year period reflecting less expenses due to the impact of the June 1, 2020 to December 31, 2020 suspension of our 401(k) match, an increase in landfill maintenance expenses of $1.5 million due to increased gas recovery system operating expenses and expenses incurred to adhere to compliance requirements under our landfill operating permits and other net expense increases of $4.5 million.

Segment EBITDA in our Southern segment increased $18.2 million, or 22.4%, to $99.6 million for the three months ended September 30, 2021, from $81.4 million for the three months ended September 30, 2020. The increase was due to an increase in revenues of $41.7 million from organic growth and acquisitions, partially offset by an increase in labor expenses of $5.9 million due primarily to employee pay increases and headcount additions to support solid waste volume increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $4.3 million due to parts and service rate increases and additional maintenance and repair requirements resulting from increased truck and equipment operating hours to support increases in our solid waste volumes, an increase in third-party disposal expenses of $2.4 million due primarily to increased solid waste collection volumes, an increase in diesel fuel expense of $2.3 million due to higher fuel prices and increased consumption resulting from additional truck and equipment operating hours to support solid waste volume increases, an increase in 401(k) matching expenses of $2.1 million due to the prior year period reflecting less expenses due to the impact of the June 1, 2020 to December 31, 2020 suspension of our 401(k) match, an increase in third-party trucking and transportation expenses of $1.7 million due primarily to increased transfer station and landfill special waste volumes requiring trucking and transportation services to our landfills, an increase in subcontracted hauling services of $1.5 million due to outsourcing the servicing of certain non-strategic collection customers to third party haulers, an increase in employee medical benefits expenses of $1.5 million due to an increase in medical visits, an increase in taxes on revenues of $1.0 million due primarily to increased revenues in our solid waste markets, a decrease to EBITDA of $0.3 million from the impact of operations disposed of subsequent to the three months ended September 30, 2020 and other net expense increases of $0.5 million.

Segment EBITDA in our Southern segment increased $15.2 million, or 5.5%, to $292.0 million for the nine months ended September 30, 2021, from $276.8 million for the nine months ended September 30, 2020. The increase was due to an increase in solid waste revenues of $74.2 million from organic growth and acquisitions, a decrease in expenses for auto and workers’ compensation claims of $5.7 million due primarily to higher claims severity in the prior year period and adjustments recorded in the current year period to decrease projected losses on outstanding claims originally recorded prior to 2021 and a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel of $3.7 million due to the prior year period including non-recurring expenses to recognize services provided by our front-line employees during the COVID-19 pandemic, partially offset by a decrease in EBITDA at our E&P operations of $14.2 million, consisting of a $29.7 million decrease in revenues being partially offset by a total decrease in expenses of $15.5 million attributable to declines in disposal volumes, headcount and equipment hours operated, an increase in labor expenses at our solid waste operations of $8.7 million due primarily to employee pay increases and headcount additions to support solid waste volume increases, an increase in subcontracted hauling services at our solid waste operations of $7.6 million due to outsourcing the servicing of certain non-strategic collection customers to third party haulers, an increase in truck, container, equipment and facility maintenance and repair expenses of $6.6 million due to parts and service rate increases and additional maintenance and repair requirements resulting from increased truck and equipment operating hours to support increases in our solid waste volumes, an increase in employee medical benefits expenses of $5.4 million due to an increase in medical visits, an increase in third-party disposal expenses at our solid waste operations of $5.2 million due primarily to increased solid waste collection volumes, an increase in third-party trucking and transportation expenses at our solid waste operations of $4.8 million due primarily to increased transfer station and landfill special waste volumes requiring trucking and transportation services to our landfills, an increase in diesel fuel expense of $3.1 million due to higher fuel prices and increased consumption resulting from additional truck and equipment operating hours to support solid waste volume increases, an increase in 401(k) matching expenses of $2.5 million due to the prior year period reflecting less expenses due to the impact of the June 1, 2020 to December 31, 2020 suspension of our 401(k) match, a decrease to EBITDA of $2.4 million from the impact of operations disposed of subsequent to the nine months ended September 30, 2020, an increase in expenses for uncollectible accounts receivable of $1.7 million, an increase in taxes on revenues of $1.4 million due primarily to increased revenues, an increase in corporate overhead expense allocations of $1.3 million due to an increase in the overhead allocation rate resulting from an increase in corporate expenses qualifying for allocation, an increase in leachate expense of $1.2 million due primarily to the impact of hurricanes causing higher precipitation in certain markets where our landfills are located and other net expense increases of $2.3 million.

Segment EBITDA in our Central segment increased $12.1 million, or 14.6%, to $95.0 million for the three months ended September 30, 2021, from $82.9 million for the three months ended September 30, 2020. The increase was due primarily to an increase in revenues of $46.6 million from organic growth and acquisitions, partially offset by $12.4 million of additional operating costs from certain acquisitions closed subsequent to the three months ended September 30, 2020, an increase in labor expenses of $9.0 million due primarily to employee pay increases and headcount additions to support solid waste volume increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $3.1 million due to parts and service rate increases and additional maintenance and repair requirements resulting from increased truck and equipment operating hours to support increases in our solid waste volumes, an increase in third-party disposal expenses of $2.6 million due primarily to increased solid waste collection volumes, an increase in 401(k) matching expenses of $1.4 million due to the prior year period reflecting less expenses due to the impact of the June 1, 2020 to December 31, 2020 suspension of our 401(k) match, an increase in diesel fuel expense of $1.2 million due to higher fuel prices and increased consumption resulting from additional truck and equipment operating hours to support solid waste volume increases, an increase in employee medical benefits expenses of $1.1 million due to an increase in medical visits, an increase in taxes on revenues of $1.1 million due primarily to increased revenues in our solid waste markets, a decrease to EBITDA of $0.3 million from the impact of operations disposed of subsequent to the three months ended September 30, 2020 and other net expense increases of $2.3 million.

Segment EBITDA in our Central segment increased $33.3 million, or 14.1%, to $269.0 million for the nine months ended September 30, 2021, from $235.7 million for the nine months ended September 30, 2020. The increase was due primarily to an increase in revenues of $126.4 million from organic growth and acquisitions and a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel of $2.4 million due to the prior year period including non-recurring expenses to recognize services provided by our front-line employees during the COVID-19 pandemic, partially offset by $44.4 million of additional operating costs from certain acquisitions closed subsequent to the nine months ended September 30, 2020, an increase in labor expenses of $16.6 million due primarily to employee pay increases and headcount additions to support solid waste volume increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $7.0 million due primarily to parts and service rate increases, an increase in employee medical benefits expenses of $4.1 million due to an increase in medical visits, an increase in third-party disposal expenses of $3.7 million due primarily to increased solid waste collection volumes, an increase in corporate overhead expense allocations of $3.4 million due to an increase in the overhead allocation rate resulting from an increase in corporate expenses qualifying for allocation, an increase in third-party trucking and transportation expenses of $3.3 million due primarily to increased transfer station and landfill special waste volumes requiring trucking and transportation services to our landfills, an increase in taxes on revenues of $2.8 million due primarily to increased revenues, an increase in expenses for uncollectible accounts receivable of $1.9 million due primarily to the prior year period collection of certain accounts deemed uncollectible in 2019, an increase in 401(k) matching expenses of $1.9 million due to the prior year period reflecting less expenses due to the impact of the June 1, 2020 to December 31, 2020 suspension of our 401(k) match, an increase in diesel fuel expense of $1.6 million due to higher fuel prices, a decrease to EBITDA of $0.4 million from the impact of operations disposed of subsequent to the nine months ended September 30, 2020 and other net expense increases of $4.4 million.

Segment EBITDA in our Canada segment increased $19.8 million, or 27.2%, to $92.3 million for the three months ended September 30, 2021, from $72.5 million for the three months ended September 30, 2020. The increase was comprised of an increase of $15.8 million assuming foreign currency parity during the comparable reporting periods and an increase of $4.0 million from a higher average foreign currency exchange rate in effect during the comparable reporting periods. The $15.8 million increase, which assumes foreign currency parity, was due primarily to an increase in revenues of $29.0 million, partially offset by an increase in labor expenses of $4.9 million due primarily to employee pay increases and headcount additions to support solid waste volume increases, an increase in subcontracted hauling services of $2.2 million due primarily to the prior year period results including the impact of reversing accrued expenses associated with estimated equipment charge overages related to an outsourced collection contract, an increase in diesel fuel expense of $2.0 million due to higher fuel prices and increased consumption resulting from additional truck and equipment operating hours to support solid waste volume increases, an increase in insurance premium expense of $0.9 million due to the prior year period results including the impact of recording a credit to expense resulting from premium audit refunds, an increase in expenses for uncollectible accounts receivable of $0.9 million primarily due to non-recurring expense reductions recorded in the prior year period to adjust reserves for uncollectible accounts receivable based upon actual payment defaults from customers experiencing financial difficulties resulting from the economic impact of the COVID-19 pandemic being less than originally estimated, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.8 million due to parts and service rate increases and additional maintenance and repair requirements resulting from increased truck and equipment operating hours to support increases in our solid waste volumes and other net expense increases of $1.5 million.

Segment EBITDA in our Canada segment increased $69.3 million, or 37.3%, to $254.9 million for the nine months ended September 30, 2021, from $185.6 million for the nine months ended September 30, 2020. The increase was comprised of an increase of $54.6 million assuming foreign currency parity during the comparable reporting periods and an increase of $14.7 million from a higher average foreign currency exchange rate in effect during the comparable reporting periods. The $54.6 million increase, which assumes foreign currency parity, was due primarily to an increase in revenues of $75.4 million, partially offset by an increase in labor expenses of $9.1 million due primarily to employee pay increases and headcount additions to support solid waste volume increases and the receipt in the prior year period of a government subsidy reimbursing us for certain payroll expenditures remitted to our employees during the COVID-19 pandemic, an increase in diesel fuel expense of $4.4 million due to higher fuel prices and increased consumption resulting from additional truck and equipment operating hours to support solid waste volume increases, an increase in subcontracted hauling services of $1.7 million due primarily to the prior year period results including the impact of reversing accrued expenses associated with estimated equipment charge overages related to an outsourced collection contract, an increase in third-party trucking and transportation expenses of $1.4 million due primarily to increased transfer station and landfill special waste volumes requiring trucking and transportation services to our landfills, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.8 million due to parts and service rate increases and additional maintenance and repair requirements resulting from increased truck and equipment operating hours to support increases in our solid waste volumes and other net expense increases of $2.4 million.

Segment EBITDA at Corporate decreased $2.5 million, to a loss of $6.6 million for the three months ended September 30, 2021, from a loss of $4.1 million for the three months ended September 30, 2020. The decrease was due to a decrease in corporate overhead allocated through charges to our segments of $10.2 million due to a decrease in expenses qualifying for allocation, an increase in direct acquisition expenses of $3.3 million due to an increase in acquisition activity in the comparable periods and a collective increase in travel, meeting, training and community activity expenses of $1.0 million due to increased travel and social gatherings in the current year period due to a reduction in restrictions associated with  the COVID-19 pandemic, partially offset by a decrease in cash incentive compensation expense of $7.9 million due primarily to the prior year period including expenses for supplemental bonuses and other cash incentive compensation to non-management personnel to recognize services provided by our front-line employees during the COVID-19 pandemic, a decrease in equity-based compensation expenses of $1.2 million resulting primarily from expense increases recorded during the prior year period to the amount of performance-based restricted share units granted in 2018 that were estimated to ultimately vest based on the achievement of required financial performance results, a decrease in deferred compensation expenses of $1.1 million as a result of higher increases during the prior year period in the market value of investments to which employee deferred compensation liability balances are tracked and $1.8 million of other net expense decreases.

Segment EBITDA at Corporate decreased $3.2 million, to a loss of $13.7 million for the nine months ended September 30, 2021, from a loss of $10.5 million for the nine months ended September 30, 2020. The decrease was due to an increase in deferred compensation expenses of $3.1 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked, an increase in administrative payroll expenses of $1.7 million due primarily to annual pay increases, an increase in direct acquisition expenses of $1.7 million due to an increase in acquisition activity in the comparable periods, an increase in employee relocation expenses of $1.7 million, a collective increase in travel, meeting, training and community activity expenses of $1.6 million due to increased travel and social gatherings in the current year period due to a reduction in restrictions associated with the COVID-19 pandemic, an increase in equity-based compensation expenses of $1.2 million associated with the net impact of current and prior period adjustments of our common shares held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options and $0.7 million of other net expense increases, partially offset by an increase in corporate overhead allocated through charges to our segments of $8.5 million due to an increase in expenses qualifying for allocation.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the nine months ended September 30, 2021 and 2020 (in thousands of U.S. dollars):

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by operating activities	$1,269,961	$1,185,573
Net cash used in investing activities	(1,034,840)	(650,066)
Net cash used in financing activities	(491,581)	(4,093)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	443	980
Net increase (decrease) in cash, cash equivalents and restricted cash	(256,017)	532,394
Cash, cash equivalents and restricted cash at beginning of period	714,389	423,221
Cash, cash equivalents and restricted cash at end of period	$458,372	$955,615

Operating Activities Cash Flows

For the nine months ended September 30, 2021, net cash provided by operating activities was $1.270 billion. For the nine months ended September 30, 2020, net cash provided by operating activities was $1.186 billion. The $84.4 million increase was due primarily to the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $109.6 million from an increase in net income, excluding depreciation, amortization of intangibles, loss on early extinguishment of debt, share-based compensation, adjustments to and payments of contingent consideration recorded in earnings and loss on disposal of assets and impairments, due primarily to price increases, earnings from acquisitions closed subsequent to the nine months ended September 30, 2020, earnings generated from the increased sales of recyclable commodities and renewal energy credits associated with the generation of landfill gas and an increase in the average Canadian dollar to U.S. dollar currency exchange rate offsetting a decline in earnings at our E&P operations.
2)	Deferred income taxes — Our increase in net cash provided by operating activities was favorably impacted by $53.3 million from deferred income taxes as changes in deferred income taxes resulted in a decrease to operating cash flows of $24.3 million for the nine months ended September 30, 2021, compared to a decrease to operating cash flows of $77.6 million for the nine months ended September 30, 2020. The decrease in deferred taxes for the nine months ended September 30, 2021 was primarily due to the tax deduction timing of make-whole premium payments attributable to the early extinguishment of the outstanding senior notes under our master note purchase agreements. The decrease in deferred taxes for the nine months ended September 30, 2020 was attributable to the impairment of certain assets within our E&P operations.
3)	Other long-term liabilities — Our increase in net cash provided by operating activities was favorably impacted by $17.5 million from other long-term liabilities, as changes in other long-term liabilities resulted in an increase to operating cash flows of $12.7 million for the nine months ended September 30, 2021, compared to a decrease to operating cash flows of $4.8 million for the nine months ended September 30, 2020. The increase for the nine months ended September 30, 2021 was primarily attributable to the receipt of funds associated with the eminent domain purchase of an operating facility that will be replaced with a newly constructed facility in a future period and an increase in employee deferred compensation liabilities. The decrease for the nine months ended September 30, 2020 was primarily attributable to the cash settlement of equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016.
4)	Deferred revenue — Our increase in net cash provided by operating activities was favorably impacted by $12.4 million from deferred revenue as changes in deferred revenue resulted in an increase to operating cash flows of $15.8 million for the nine months ended September 30, 2021, compared to an increase to operating cash flows of $3.4 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, deferred revenue increased due to price increases on our advanced billed residential and commercial collection services and the timing of bi-monthly advance service billings.

5)	Prepaid expenses – Our increase in net cash provided by operating activities was favorably impacted by $12.3 million from prepaid expenses due primarily to a decrease in prepaid vendor payments.
6)	Accounts receivable – Our increase in net cash provided by operating activities was unfavorably impacted by $88.3 million from accounts receivable as changes in accounts receivable resulted in a decrease to operating cash flows of $42.4 million for the nine months ended September 30, 2021, compared to an increase to operating cash flows of $45.9 million for the nine months ended September 30, 2020. The decrease for the nine months ended September 30, 2021 was due to increases in revenues, which remained as outstanding receivables at September 30, 2021. The increase for the nine months ended September 30, 2020 was attributable to the collection of outstanding accounts receivable existing prior to the COVID-19-driven economic downturn, with accounts receivable at September 30, 2020 reflecting the impact of lower uncollected revenues.
7)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was unfavorably impacted by $17.2 million from accounts payable and accrued liabilities as changes in accounts payable and accrued liabilities resulted in an increase to operating cash flows of $52.7 million for the nine months ended September 30, 2021, compared to an increase to operating cash flows of $69.9 million for the nine months ended September 30, 2020. The increase for the nine months ended September 30, 2021 was due primarily to increases in operating expenses during the period which remained as outstanding obligations at September 30, 2021, the settlement of an acquired compensation liability and the timing of payroll cycles. The increase for the nine months ended September 30, 2020 was due primarily to increases in accrued interest expense and accrued incentive compensation expense and the deferral of payroll taxes as permitted by the Coronavirus Aid, Relief, and Economic Security Act of 2020.
8)	Capping, closure and post-closure expenditures – Our increase in net cash provided by operating activities was unfavorably impacted by a $10.0 million increase in capping, closure and post-closure expenditures due to the timing of interim capping requirements.

As of September 30, 2021, we had a working capital surplus of $15.0 million, including cash and equivalents of $339.5 million.  Our working capital surplus decreased $364.6 million from a working capital surplus of $379.6 million at December 31, 2020 including cash and equivalents of $617.3 million, due primarily to the impact of decreased cash balances, decreased prepaid income taxes, increased accounts payable and accrued liabilities and increased deferred revenue being partially offset by increased accounts receivable. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $384.8 million to $1.035 billion for the nine months ended September 30, 2021, from $650.1 million for the nine months ended September 30, 2020. The significant components of the increase included the following:

1)	An increase in cash paid for acquisitions of $387.5 million;
2)	An increase in capital expenditures at operations owned in the comparable periods of $48.0 million due to increases in land and buildings, heavy equipment and containers; and
3)	An increase in capital expenditures at operations acquired during the comparative periods of $10.8 million due to additional trucks and containers; less
4)	A decrease in capital expenditures for undeveloped landfill property of $66.8 million attributable to expenditures during the nine months ended September 30, 2020 for expansion land at certain existing landfill facilities.

Financing Activities Cash Flows

Net cash used in financing activities increased $487.5 million to net cash used in financing activities of $491.6 million for the nine months ended September 30, 2021, from net cash used in financing activities of $4.1 million for the nine months ended September 30, 2020. The significant components of the increase included the following:

1)	An increase from the net change in long-term borrowings of $153.1 million (long-term borrowings increased $131.9 million during the nine months ended September 30, 2021 and increased $285.0 million during the nine months ended September 30, 2020);
2)	An increase from premiums paid on early extinguishment of debt of $110.6 million resulting from the repayment in September 2021 of all of our outstanding senior notes under our master note purchase agreements;
3)	An increase in payments to repurchase our common shares of $200.0 million due to a higher volume of shares repurchased;
4)	An increase in cash dividends paid of $14.8 million due primarily to an increase in our quarterly dividend rate for the nine months ended September 30, 2021 to $0.205 per share, from $0.185 per share for the nine months ended September 30, 2020;
5)	An increase in debt issuance costs of $6.9 million attributable to senior note offerings completed in the comparative periods; and
6)	An increase in contingent consideration payments of $5.2 million due primarily to a payment remitted in 2021 to settle a contingent liability assumed in the Progressive Waste acquisition; less
7)	A decrease in tax withholdings related to net share settlements of equity-based compensation of $4.8 million due to a decrease in the value of equity-based compensation awards vesting.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

On July 27, 2021, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 13,025,895 of our common shares during the period of August 10, 2021 to August 9, 2022 or until such earlier time as the NCIB is completed or terminated at our option. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Executive Vice President and Chief Financial Officer at (832) 442-2200.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of our common shares and overall market conditions. All common shares purchased under the NCIB will be immediately cancelled following their repurchase.  Information regarding our NCIB can be found under the “Shareholders’ Equity” section in Note 17 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2020, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.02, from $0.185 to $0.205 per share.  In October 2021, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.025, from $0.205 to $0.230 per share.  Cash dividends of $160.8 million and $145.9 million were paid during the nine months ended September 30, 2021 and 2020, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $479.5 million in capital expenditures for property and equipment during the nine months ended September 30, 2021, and we expect to make total capital expenditures for property and equipment of approximately $700 million in 2021.  We have funded and intend to fund the balance of our planned 2021 capital expenditures principally through cash on hand, internally generated funds and borrowings under our 2021 Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and solid waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, 2021 Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our 2021 Credit Agreement or raise other capital. Our access to funds under the 2021 Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of September 30, 2021, $650.0 million under the term loan and $634.9 million under the revolving credit facility were outstanding under our 2021 Credit Agreement, exclusive of outstanding standby letters of credit of $114.7 million. We also have $6.8 million of letters of credit issued and outstanding at September 30, 2021 under facilities other than the 2021 Credit Agreement.  Our 2021 Credit Agreement matures in July 2026.

On September 20, 2021, we completed an underwritten public offering (the “Offering”) of $650.0 million aggregate principal amount of 2.20% Senior Notes due 2032 (the “2032 Senior Notes”) and $850.0 million aggregate principal amount of 2.95% Senior Notes due 2052 (the “2052 Senior Notes” and, together with the 2032 Senior Notes, the “Notes”). We issued the Notes under the Indenture, dated as of November 16, 2018, by and between the Company and U.S. Bank National Association, as trustee, as supplemented by the Fifth Supplemental Indenture, dated as of September 20, 2021.

In connection with the Offering, we exercised our right to repay the $1.500 billion of senior notes (the “Private Notes”) that were governed by our 2008 and 2016 master note purchase agreements. We repaid the Private Notes, including the $110.6 million make-whole payment, with the net proceeds from the Offering and borrowings under the revolving credit facility provided under our 2021 Credit Agreement. We recorded $115.3 million to Loss on early extinguishment of debt during the nine months ended September 30, 2021 due to the repayment of the Private Notes and associated make-whole premium and related fees.

We will pay interest on the Notes semi-annually in arrears. The 2032 Senior Notes will mature on January 15, 2032 and the 2052 Senior Notes will mature on January 15, 2052. The Notes are our senior unsecured obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of our future subordinated debt. The Notes are not guaranteed by any of our subsidiaries.

See Note 10 to our Condensed Consolidated Financial Statements included in Part I, Items 1 of this report for further details on the debt agreements.

We are a well-known seasoned issuer with an effective shelf registration statement on Form S-3 filed in September 2021, which registers an unspecified amount of debt securities, including debentures, notes or other types of debt.   In the future, we may issue debt securities under our shelf registration statement or in private placements from time to time on an opportunistic basis, based on market conditions and available pricing. Unless otherwise indicated in the relevant offering documents, we expect to use the proceeds from any such offerings for general corporate purposes, including repaying, redeeming or repurchasing debt, acquiring additional assets or businesses, capital expenditures and increasing our working capital.

As of September 30, 2021, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$4,930,395	$5,289	$10,843	$1,296,186	$3,618,077
Cash interest payments	$1,963,715	$140,932	$297,562	$277,549	$1,247,672
Contingent consideration	$85,819	$42,359	$5,724	$3,224	$34,512
Operating leases	$198,888	$9,922	$70,255	$43,761	$74,950
Final capping, closure and post-closure	$1,512,933	$12,680	$41,607	$9,525	$1,449,121

____________________

Long-term debt payments include:

1)	$634.9 million in principal payments due July 2026 related to our revolving credit facility under our 2021 Credit Agreement. We may elect to draw amounts on our 2021 Credit Agreement in U.S. dollar LIBOR rate loans, U.S. dollar base rate loans, Canadian-based bankers’ acceptances or BA equivalent notes, and Canadian dollar prime rate loans. At September 30, 2021, $631.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. LIBOR rate loans, which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 1.09% on such date) and $3.9 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, which bear interest at the Canadian Dollar Offered Rate plus the applicable acceptance fee (for a total rate of 1.43% on such date).
2)	$650.0 million in principal payments due July 2026 related to our term loan under our 2021 Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At September 30, 2021, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 1.09% on such date).
3)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
4)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
5)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
6)	$650.0 million in principal payments due 2032 related to our 2032 Senior Notes. The 2032 Senior Notes bear interest at a rate of 2.20%.
7)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
8)	$850.0 million in principal payments due 2052 related to our 2052 Senior Notes. The 2052 Senior Notes bear interest at a rate of 2.95%.
9)	$38.3 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at September 30, 2021, and have maturity dates ranging from 2028 to 2036.
10)	$7.1 million in principal payments related to our financing leases. Our financing leases bear interest at a rate of 1.89% at September 30, 2021, and have a lease expiration date of 2026.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the 2021 Credit Agreement using the LIBOR rate plus the applicable LIBOR margin, the base rate plus the applicable base rate margin, the Canadian Dollar Offered Rate plus the applicable acceptance fee and the Canadian prime rate plus the applicable prime rate margin at September 30, 2021. We assumed the 2021 Credit Agreement is paid off when it matures in July 2026.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $67.0 million recorded as liabilities in our Condensed Consolidated Financial Statements at September 30, 2021, and $18.8 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$121,120	$67,308	$53,812	$—	$—

____________________

(1)	We are party to unconditional purchase obligations. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At September 30, 2021, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 48.6 million gallons remaining to be purchased for a total of $121.1 million. The current fuel purchase contracts expire on or before February 28, 2024. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2021, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $1.286 billion and $1.210 billion at September 30, 2021 and December 31, 2020, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2021, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the nine month periods ended September 30, 2021 and 2020, at all of our landfills during the respective period, is shown below (tons in thousands):

	Nine Months Ended September 30,
	2021		2020
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	89	35,167	89	33,268
Operated landfills	5	421	4	413
	94	35,588	93	33,681

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the nine month periods ended September 30, 2021 and 2020, are calculated as follows (amounts in thousands of U.S. dollars):

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by operating activities	$1,269,961	$1,185,573
Less: Change in book overdraft	(563)	(862)
Plus: Proceeds from disposal of assets	10,109	11,564
Less: Capital expenditures for property and equipment	(479,480)	(420,694)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	520	—
Cash received for divestitures (b)	—	(4,974)
Transaction-related expenses (c)	25,673	4,497
Pre-existing Progressive Waste share-based grants (d)	317	7,455
Tax effect (e)	(699)	(4,168)
Adjusted free cash flow	$825,838	$778,391

____________________

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the elimination of cash received in conjunction with the divestiture of certain operations.
(c)	Reflects the addback of acquisition-related transaction costs and settlement of an acquired compensation liability.
(d)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.
(e)	The aggregate tax effect of footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three and nine month periods ended September 30, 2021 and 2020, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income attributable to Waste Connections	$114,381	$158,049	$451,736	$74,012
Plus (less): Net income (loss) attributable to noncontrolling interests	273	(58)	325	(594)
Plus: Income tax provision	18,419	33,657	106,578	23,654
Plus: Interest expense	40,418	40,636	124,171	119,562
Less: Interest income	(495)	(903)	(2,342)	(4,396)
Plus: Depreciation and amortization	207,302	190,243	598,825	555,703
Plus: Closure and post-closure accretion	3,544	3,723	10,919	11,340
Plus: Impairments and other operating items	3,104	3,805	9,819	442,582
Plus (less): Other expense (income), net	(3,140)	(702)	(5,452)	3,046
Plus: Loss on early extinguishment of debt	115,288	—	115,288	—
Adjustments:
Plus: Transaction-related expenses (a)	5,637	2,335	6,220	4,497
Plus: Fair value changes to equity awards (b)	914	1,798	7,638	6,021
Adjusted EBITDA	$505,645	$432,583	$1,423,725	$1,235,427

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three and nine month periods ended September 30, 2021 and 2020, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Reported net income attributable to Waste Connections	$114,381	$158,049	$451,736	$74,012
Adjustments:
Amortization of intangibles (a)	35,337	32,653	100,237	96,062
Impairments and other operating items (b)	3,104	3,805	9,819	442,582
Transaction-related expenses (c)	5,637	2,335	6,220	4,497
Fair value changes to equity awards (d)	914	1,798	7,638	6,021
Loss on early extinguishment of debt (e)	115,288	—	115,288	—
Tax effect (f)	(41,531)	(10,000)	(61,466)	(137,523)
Tax items (g)	—	—	—	31,508
Adjusted net income attributable to Waste Connections	$233,130	$188,640	$629,472	$517,159

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.44	$0.60	$1.72	$0.28
Adjusted net income	$0.89	$0.72	$2.39	$1.96

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	Reflects the make-whole premium and related fees associated with the early termination of $1.5 billion in senior notes.
(f)	The aggregate tax effect of the adjustments in footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.
(g)	Reflects the impact of a portion of our 2019 inter-entity payments no longer being deductible for tax purposes due to the finalization of tax regulations on April 7, 2020 under Internal Revenue Code section 267A and an increase in deferred tax liabilities resulting from the E&P impairment.

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

At September 30, 2021, our derivative instruments included six interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at September 30, 2021 and December 31, 2020, of $434.9 million and $3.7 million, respectively, including floating rate debt under our Credit Agreement. A one percentage point increase in interest rates on our variable-rate debt as of September 30, 2021 and December 31, 2020, would decrease our annual pre-tax income by approximately $4.3 million and $0.1 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At September 30, 2021, we had no fuel hedge agreements in place; however, we have entered into fixed price fuel purchase contracts for 2021 as described below.

For the year ending December 31, 2021, we expect to purchase approximately 80.7 million gallons of fuel, of which 39.8 million gallons will be purchased at market prices and 40.9 million gallons will be purchased under our fixed price fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the three month period of October 1, 2021 to December 31, 2021, we expect to purchase approximately 10.2 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining three months in 2021 would decrease our pre-tax income during this period by approximately $1.0 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the nine months ended September 30, 2021 and 2020, would have had a $12.6 million and $5.8 million impact on revenues for the nine months ended September 30, 2021 and 2020, respectively.

We have operations in Canada and, where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating costs. However, the impact of foreign currency has not materially affected our results of operations in 2020 or 2021. A $0.01 change in the Canadian dollar to U.S. dollar exchange rate would impact our annual revenue and EBITDA by approximately $10.6 million and $4.3 million, respectively.

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

Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded as of September 30, 2021, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
4.2

Indenture, dated as of November 16, 2018, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on November 16, 2018)

4.3

Fifth Supplemental Indenture, dated as of September 20, 2021, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on September 20, 2021)

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

WASTE CONNECTIONS, INC.

Date: October 28, 2021	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman
President and Chief Executive Officer

Date: October 28, 2021	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Executive Vice President and Chief Financial Officer