Form 10-K
period 2021-12-31
Waste Connections, Inc.
filed 2022-02-17
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☐      No ☑

As of June 30, 2021, the aggregate market value of shares held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the New York Stock Exchange, was $31,023,478,489.

Number of common shares outstanding as of February 4, 2022:  257,332,581

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Management Information Circular and Proxy Statement for the 2022 Annual Meeting of Shareholders (which will be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and with the securities commissions or similar regulatory authorities in Canada within 120 days after the end of our 2021 fiscal year) are incorporated by reference into Part III hereof.

WASTE CONNECTIONS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS

This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates, and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Company

Waste Connections, Inc. is the third largest solid waste services company in North America, providing non-hazardous waste collection, transfer and disposal services, along with resource recovery primarily through recycling and renewable fuels generation, in 43 states in the U.S. and six provinces in Canada. Waste Connections also provides non-hazardous oil and natural gas exploration and production, or E&P, waste treatment, recovery and disposal services in several basins across the U.S., as well as intermodal services for the movement of cargo and solid waste containers in the Pacific Northwest.

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

Manage on a Decentralized Basis. We manage our operations on a decentralized basis through five geographic operating segments. This places decision-making authority closer to the customer, enabling us to identify and address customers’ needs quickly in a cost-effective manner. We believe that decentralization provides a low-overhead, highly efficient operational structure that allows us to expand into geographically contiguous markets and operate in relatively small communities that larger competitors may not find attractive. We believe that this structure gives us a strategic competitive advantage, given the relatively rural nature of many of the markets in which we operate, and makes us an attractive buyer to many potential acquisition candidates.

We manage and evaluate our business on the basis of the operating segments’ geographic characteristics, interstate waste flow, revenue base, employee base, regulatory structure, and acquisition opportunities. Each operating segment has a regional vice president and a regional controller reporting directly to our corporate management. These regional officers are responsible for operations and accounting in their operating segments and supervise their regional staff. See Note 17 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on our segment reporting of our operations.

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

The North America solid waste services industry has experienced continued consolidation over the past several years, most notably with the acquisition of Advanced Disposal Services, Inc. by Waste Management, Inc. in October 2020 and our acquisition of Progressive Waste (as defined below) in June 2016. In spite of this consolidation, the solid waste services industry remains regional in nature, with acquisition opportunities available in select markets. In some markets in both municipal solid waste, or MSW, and E&P waste, independent landfill, collection or service providers lack the capital resources, management skills and/or technical expertise necessary to comply with stringent environmental and other governmental regulations and to compete with larger, more efficient, integrated operators. In addition, many of the remaining independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning.

During the year ended December 31, 2021, we completed 30 acquisitions for consideration having a net fair value of $1.069 billion. During the year ended December 31, 2020, we completed 21 acquisitions for consideration having a net fair value of $481.6 million. During the year ended December 31, 2019, we completed 21 acquisitions for consideration having a net fair value of $837.7 million.

HUMAN CAPITAL

We believe that people are our greatest differentiator. We aim to be an employer of choice that attracts and retains high performing talent with the mindset, skillset and commitment to uphold our values of safety, integrity, customer service, being a great place to work and the premier solid waste services company in the U.S. and Canada. Our goal is to create an environment where self-directed, empowered employees strive to consistently fulfill our constituent commitments and seek to create positive impacts through interactions with customers, communities and fellow employees, always relying on our Operating Values as the foundation for our existence.  All employees are responsible for upholding the Waste Connections Vision and Values, and the Waste Connections Code of Conduct, which form the foundation of our policies and practices. Moreover, we are committed to an inclusive, supportive environment built on the principles of

Servant Leadership, valuing diversity and inspiring employee growth.  As such, developing our talent and maintaining our culture through employee engagement are integral to the growth and sustainability of our business.

Our Workforce

As of December 31, 2021, our employee population consisted of 19,998 active employees, 10,322 of whom are commercial truck drivers and 1,663 of whom are mechanics. There were 17,146 employees located in the United States and 2,852 employees located in Canada.  38.6% of those employees are ethnic minorities, 16.4% are women, and 8% are from the armed services.

As of December 31, 2021, 2,934 employees, or approximately 15% of our workforce, were employed under collective bargaining agreements. The majority of our collective bargaining agreements are with the Teamsters Union in both the U.S. and Canada. These collective bargaining agreements are renegotiated periodically. In 2021, we did not experience any work stoppages or have any days idle as a result of labor issues.  We have 22 collective bargaining agreements covering 1,053 employees that have expired or are set to expire during 2022. We do not expect any significant disruption in our overall business in 2022 as a result of labor negotiations, employee strikes or organizational efforts by labor unions or their representatives.

COVID-19-Related Employee Support

Since the onset of the pandemic of coronavirus disease 2019, or COVID-19, protecting the health, safety and welfare of our employees has been our top priority. In order to support and protect our employees, we established protocols and implemented operational changes focused on the health and safety of our frontline employees and accommodated transitions to remote work environments for customer service representatives and other support personnel. In addition, recognizing the potential for financial hardship and other challenges, we looked to provide a safety net for our employees on issues of income and family health.

To that end, since the onset of the pandemic and through the end of 2021, we have incurred over $40 million in incremental COVID-19-related costs, primarily supplemental pay for frontline employees.  This included bonus payments as well as supplemental wages, which were provided to all frontline employees, whether union or non-union, remote or on-site, as well as temporary workers. We provided full base wages for employees feeling ill, under quarantine, or caring for family members, and two-thirds of base wages for up to 12 weeks for those with childcare needs.  We also expanded our Employee Relief Fund for those experiencing financial hardship, launched the Waste Connections Scholarship Program to assist our employees’ children in pursuing their educational goals, covered COVID-19-related testing and medical costs, and expanded and extended access to medical benefits.

In addition to our COVID-19-related financial commitments, in 2020 we proactively raised our minimum hourly wage target to $15 per hour (CAD $16 per hour in Canada), exceeding many state, provincial and local wage requirements. Looking beyond our people, we also recognized the needs of the communities where we live and work, increasing the level of charitable contributions to assist food banks, families at risk, and organizations with a focus on addressing racial inequities at a local or national level, providing meals for healthcare workers and higher risk populations, and donating critical personal protective equipment. In 2021, we maintained the higher levels of community support as we continued to focus on the well-being of our employees and the communities we serve, encouraging vaccinations, providing test kits, and complying with federal, state, provincial and local laws that required vaccination tracking, case reporting and testing for all unvaccinated employees.

Safety

Safety is our first operating value at Waste Connections.  We are committed to the safety of our employees, customers, and the communities we serve.  Our ultimate goal is to “Drive to ZERO”, that is, to achieve zero incidents and accidents. Our success in safety is driven by our self-directed and empowered employees taking personal ownership for their safety and the safety of those around them.  As servant leaders, we endeavor every day to protect our employees and the communities we are privileged to work in and around. We utilize on-board event recording technology to identify both risky behavior, which is coached, and best practices, which are reinforced and rewarded with safety bonuses.  We have developed a risk-based scoring system for our drivers to improve their safe driving skills and hold our leaders responsible for the performance of the employees they are privileged to serve.

In 2021, this behavior-based approach to safety resulted in over 56% of our operating locations posting zero safety-related incidents or reduced incident frequency over the prior year.  We maintained the 12% reduction in our incident rate that we achieved in 2020, in spite of factors including: the reopening of the economy, driving greater mobility and heavier traffic; increased employee turnover; and an outsized year of acquisitions, which have typically operated with higher incident rates than our corporate average.  After adjusting for acquisitions completed during the year, we experienced continued improvement in our incident rate in 2021.

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

While we attribute our successful safety record to our culture and behavior-based approach, we recognize that advances in fleet design and technology can be important tools in identifying risky behaviors and providing coaching opportunities to further our efforts to achieve our long-term aspirational target of a 25% reduction in incident rates as described in our 2021 Sustainability Report (www.wasteconnections.com/sustainability). To that end, in 2021, we continued implementation of a $10 million fleet-wide upgrade of our on-board event recording technology initiated in 2020, adding Machine Vision and Artificial Intelligence to identify at-risk behaviors, with completion of the rollout anticipated in 2022.  We also deployed additional Freightliner EconicSD trucks with an overhauled cab design that incorporates many of the safety features already standard in passenger vehicles, as well as an integrated collision mitigation system, enhanced visibility, and several ergonomic improvements.

Culture/Servant Leadership

At Waste Connections, we maintain that our purposeful culture drives differentiated results; therefore, investing in our people is a priority as we employ an approach guided by Servant Leadership. This concept inverts the traditional management hierarchy, positioning leaders to serve their employees both professionally and personally. The philosophy empowers employees by prioritizing their needs, sharing responsibility and driving personal development.  As a result, a significant amount of management time and resources are dedicated to leadership training and development.

Training and Development

Our leadership development efforts focus on multi-day Servant Leadership training sessions, in which approximately 24% of our leadership team participated in 2021 in spite of the limitations on in-person training as a result of COVID-19-related travel restrictions.  These leadership training sessions, generally conducted in-person but also available online, are developed and administered by dedicated internal resources and also include participation by the senior leadership team.

In addition, the Company provides a broad range of other training and on-the-job learning opportunities, including district management training, varying leadership webinar topics, and other safety, sales, maintenance, operations and financial training courses engaging every level of employee throughout the Company.  In 2021, we added a retention-focused program called “Rethinking Retention” to our leadership training and development efforts with a focus on skills in key areas that influence employee tenure.

Through our Learning Management System (“LMS”), we track employee progress and can utilize the LMS to share new course topics and additional content.  We continued to expand training opportunities available to our employees and increased the number of sessions offered by over 18% in 2021 from the prior year, with approximately 63% of all employees participating in either a virtual or in-person training.

Employee Pay and Benefits

We strive to make Waste Connections a great place to work. Our approach to attracting safe, productive workers includes a focus on providing full time, stable, local jobs with competitive pay and benefits.

Our pay and benefits strategy is designed to provide programs and services that help meet the varying needs of our employees, particularly during challenging periods like the COVID-19 pandemic, when we increased our targeted minimum wage to $15 per hour (CAD $16 per hour in Canada) and introduced the Waste Connections Scholarship Program, in addition to providing discretionary supplemental pay and benefits, including expanded access to our Employee Relief Fund. Our total rewards package for frontline employees includes market-competitive pay, bonus opportunities, affordable and comprehensive healthcare plans, market-leading retirement benefits, generous and flexible time off plans, and the opportunity to share in the Company’s success through an Employee Share Purchase Plan.  Our leaders also are eligible for incentive compensation programs consisting of an annual cash bonus, equity, or both, dependent on their contributions to improving safety, financial results, and key human capital measures like turnover, employee development and employee survey scores.

Employee Engagement

Beyond compensation and benefits, we believe employee engagement includes increased investments in training and development of our leaders and frontline employees, and innovating new technology offerings to increase connectivity both inside and outside of the Company. We also recognize the importance of engagement in driving culture and increasing retention, which was magnified in 2020, when the COVID-19 pandemic necessitated the use of remote alternatives to in-person training and development and highlighted the importance of connectivity both inside and outside of the Company.  In response, we launched Workplace, our internal, mobile-friendly collaborative software platform that allows all employees, employee resource groups and leaders to share a steady stream of news and stories to connect, inform and further increase employee engagement.

We conduct an annual Servant Leadership survey, which provides employees the opportunity to evaluate their managers on an anonymous basis and provide written feedback. We target continuous improvement in the scores as an element of the long-term aspirational goals included in our 2021 Sustainability Report.  In 2021, we experienced continued improvement in our managers’ Servant Leadership scores, with an employee response rate of over 85%.

Diversity and Inclusion

We are committed to building and developing diverse teams that function in an environment of mutual respect, where employees feel valued, empowered to contribute and positioned for success.

In keeping with our efforts to support and encourage diversity and inclusion, we have undertaken several initiatives, including adopting in 2019 a formal Diversity Policy for our Board of Directors and Senior Management with aspirational targets for female Board representation, and additional disclosure on workforce composition.  Since that time, we’ve incorporated diversity and inclusion into Servant Leadership training, expanded our annual Servant Leadership assessments of our managers by employees to incorporate a diversity and inclusion score, and introduced a monthly educational program focused on diversity and inclusion that is available to all employees through our LMS with additional discussion tools provided to our leadership team.  We’ve also enhanced recruiting practices to ensure the broadest candidate pools, established financial commitments to organizations that focus on racial inequities and that support women and children at risk, and supported the development of resource groups including our Women’s Network and Veterans’ S.E.R.V.E. Network.  Waste Connections is a signatory to the CEO Action for Diversity & Inclusion, the largest CEO-driven business commitment to advance diversity and inclusion within the workplace.

Employee Recruiting

In 2021, we hired 5,806 employees through our network of internal recruiters operating on a divisional and regional basis. Our internal recruiting team endeavors to not only fill open positions, but to partner with hiring managers to continuously improve our efforts with respect to marketing, screening, interviewing, onboarding and employee retention.

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

SUSTAINABILITY/ENVIRONMENTAL SOCIAL AND GOVERNANCE, OR ESG

Environmental, organizational and financial sustainability initiatives have been key components of our success since we were founded in 1997. We continuously monitor and evaluate new technologies and investments that can enhance our commitment to the environment, to our employees and to the communities we serve.  These investments align with our focus on value creation for all stakeholders and we remain committed to expanding these efforts as our industry and technology continue to evolve. To that end, in 2020 we made a $500 million commitment to the advancement of the long-term aspirational targets outlined in our 2021 Sustainability Report.

These targets include reducing environmental impact through expanded resource recovery capacity, increased landfill gas recovery and development of new renewable natural gas facilities, and increased on-site leachate treatment at our landfills. In addition, they focus on enhancing employee safety and engagement through reducing safety incident rates, continuous improvement in voluntary turnover, and increased Servant Leadership scores. Moreover, in 2021, we incorporated these ESG targets into executive compensation metrics.

We recognize the importance of disclosure surrounding these initiatives and strive to become increasingly transparent through the continued use and adoption of new ESG frameworks, expansion of ESG-related data points, as well as participation at ESG-related industry events and other investor engagements.

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

Landfill Disposal Services

As of December 31, 2021, we owned or operated 71 MSW landfills, 12 E&P waste landfills, which only accept E&P waste and 14 non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste. Eight of our MSW landfills also received E&P waste during 2021. We generally own landfills to achieve vertical integration in markets where the economic and regulatory environments make landfill ownership attractive. We also own landfills in certain markets where it is not necessary to provide collection services because we believe that we are able to attract volume to our landfills, given our location or other market dynamics.

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

Based on remaining permitted capacity as of December 31, 2021, and projected annual disposal volumes, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements, is estimated to be approximately 29 years. Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. We regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications. We also monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek capacity expansion using a variety of factors.

We are currently seeking to expand permitted capacity at 13 of our landfills, for which we consider expansions to be probable. Although we cannot be certain that all future expansions will be permitted as designed, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements is estimated to be approximately 33 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.

The following table reflects estimated landfill capacity and airspace changes, as measured in tons, for owned and operated landfills and landfills operated, but not owned, under life-of-site agreements (in thousands):

	2021			2020
		Probable			Probable
	Permitted	Expansion	Total	Permitted	Expansion	Total
Balance, beginning of year	1,383,123	158,522	1,541,645	1,281,318	157,859	1,439,177
Acquired landfills	41,374	—	41,374	16,200	—	16,200
Developed landfills	65,288	—	65,288	—	—	—
Divested landfills	(7,169)	—	(7,169)	(1,891)	—	(1,891)
Permits granted	36,778	(36,778)	—	79,192	(79,192)	—
Airspace consumed	(46,632)	—	(46,632)	(44,346)	—	(44,346)
Expansions initiated	—	84,342	84,342	—	75,183	75,183
Changes in engineering estimates	1,992	6,636	8,628	52,650	4,672	57,322
Balance, end of year	1,474,754	212,722	1,687,476	1,383,123	158,522	1,541,645

The estimated remaining operating lives for the landfills we own and landfills we operate under life-of-site agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2021, and December 31, 2020, are shown in the tables below. The estimated remaining operating lives include assumptions that the operating permits are renewed.

	2021
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	3	6	15	35	9	19	87
Operated landfills under life-of-site agreements	—	—	—	2	—	3	5
	3	6	15	37	9	22	92

	2020
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	5	2	18	34	5	18	82
Operated landfills under life-of-site agreements	—	—	—	2	—	3	5
	5	2	18	36	5	21	87

The disposal tonnage that we received in 2021 and 2020 at all of our landfills is shown in the tables below (tons in thousands):

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		Twelve Months
	2021		2021		2021		2021		Ended
	Number	Total	Number	Total	Number	Total	Number	Total	December 31,
	of Sites	Tons	of Sites	Tons	of Sites	Tons	of Sites	Tons	2021
Owned operational landfills and landfills operated under life-of-site agreements	87	10,189	87	12,433	89	12,545	92	11,465	46,632
Operated landfills	4	127	4	147	5	147	5	159	580
	91	10,316	91	12,580	94	12,692	97	11,624	47,212

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		Twelve Months
	2020		2020		2020		2020		Ended
	Number	Total	Number	Total	Number	Total	Number	Total	December 31,
	of Sites	Tons	of Sites	Tons	of Sites	Tons	of Sites	Tons	2020
Owned operational landfills and landfills operated under life-of-site agreements	88	10,843	88	10,679	89	11,746	87	11,078	44,346
Operated landfills	4	133	4	141	4	139	4	131	544
	92	10,976	92	10,820	93	11,885	91	11,209	44,890

The expiration dates for the five operated landfills range from 2022 to 2042.  We are seeking or intend to seek renewal of all five contracts prior to, or upon, their expiration.

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

Beneficial Reuse of Landfill Gas

We develop, own and operate projects for the beneficial reuse of landfill gas through our landfill network.  Over time, landfill gas is produced as waste decomposes at landfills, and the methane component is a readily available renewable energy source that can be gathered and converted into a valuable source of clean energy as recognized by the United States Environmental Protection Agency, or the EPA, in the same category as wind, solar, and geothermal resources. As of December 31, 2021 we have gas recovery systems at 53 of our landfills to collect methane, which can then be used to generate electricity for local households, fuel local industrial power plants or power alternative fueled vehicles. For 18 of these beneficial reuse projects, the processed gas is used to fuel electricity generators.  The electricity is then sold to public utilities.  For 9 of these projects, the landfill gas is processed to pipeline quality natural gas and sold to natural gas companies.  In some cases, landfill gas generated at our landfills qualifies as a renewable fuel for which renewable fuel credits may be available.

E&P Waste Treatment, Recovery and Disposal Services

E&P waste is a broad term referring to the by-products resulting from oil and natural gas exploration and production activity. These generally include: waste created throughout the initial drilling and completion of an oil or natural gas well, such as drilling fluids, drill cuttings, completion fluids and flowback water; production wastes and produced water during a well’s operating life; contaminated soils that require treatment during site reclamation; and substances that require clean-up after a spill, reserve pit clean-up or pipeline rupture. E&P waste customers are oil and natural gas exploration and production companies operating in the areas that we serve. E&P waste revenue is therefore driven by vertical and horizontal drilling, hydraulic fracturing, production and clean-up activity; it is complemented by other services including closed loop collection systems and the sale of recovered products. E&P waste activity varies across market areas which are tied to the natural resource basins in which the drilling activity occurs and reflects the regulatory environment, pricing and disposal alternatives available in any given market.

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

REGULATION

Introduction

Our operations in the United States and Canada, including landfills, transfer stations, solid waste transportation, intermodal operations, vehicle maintenance shops, fueling facilities and oilfield waste treatment, recovery and disposal operations, are all subject to extensive and evolving federal, state, provincial and, in some instances, local environmental, health and safety laws and regulations, the enforcement of which has become increasingly stringent. These laws and regulations may, among other things, require securing permits or other authorizations (collectively, “permits”) for regulated activities; govern the amount and type of substances that may be discharged or emitted into the environment in connection with our operations; impose cleanup or corrective action responsibility for releases of regulated substances into the environment; restrict the way we handle, manage or dispose of wastes; limit or prohibit our activities in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; require investigatory and remedial actions to mitigate pollution conditions caused by our operations or attributable to former ownership or operations; and impose specific standards addressing worker protection and health. Compliance is often costly or difficult to achieve, and the violation of these laws and regulations may result in the denial or revocation of permits, issuance of corrective action orders, assessment of administrative and civil penalties and even potentially criminal prosecution.

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

The environmental legislation affecting us in Canada is administered by federal and provincial regulatory agencies, which have jurisdiction over certain aspects of our Canadian operations. The relevant Canadian federal environmental legislation that affects our operations is administered by federal departments such as Environment and Climate Change Canada. Provincial and local agencies and departments administer their own environmental legislation, such as the Ontario Ministry of the Environment, Conservation and Parks. In most instances in Canada, liability for violations of environmental and health and safety laws is imposed without a requirement of intent on the part of the regulated entity, but is subject to a defense of due diligence.

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

Waste related to oil and gas exploration and production, or E&P, is typically regulated differently than those wastes designated as “hazardous waste.” Regarding the management and disposal of E&P waste, although E&P wastes may contain hazardous constituents, most E&P waste is exempt from stringent RCRA regulation as a hazardous waste. We are required to obtain permits for the land treatment and disposal of E&P waste as part of our operations. The construction, operation and closure of E&P waste land treatment and disposal operations are generally regulated at the state level. These regulations vary widely from state to state. None of our oilfield waste recycling, treatment and disposal facilities are currently permitted to accept hazardous wastes. Some wastes handled by us that currently are exempt from regulation as hazardous wastes may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes if changes in laws or regulations were to occur. If the RCRA E&P waste exemption is repealed or modified, we could become subject to more rigorous and costly operating and disposal requirements.

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

2.   The Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA

CERCLA, which is also known as the “Superfund” law, established a program in the United States allowing federal authorities to provide for the investigation and cleanup of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA defines “hazardous substances” broadly. One of the primary ways that CERCLA addresses a release or threatened release of hazardous substances is by imposing strict, joint and several liability for cleanup on its broad categories of responsible parties. This means that responsible parties can bear liability without fault and that each responsible party potentially could bear liability for the entirety of cleanup costs, notwithstanding its individual contribution. Generally, responsible parties are current owners and/or operators of the contaminated site; former owners and operators of the site at the time when the hazardous substances were disposed; any person who arranged for treatment or disposal of the hazardous substances; and transporters who selected the disposal site. In addition to CERCLA’s liability framework, the EPA may issue orders directing responsible parties to respond to releases of hazardous substances. Further, the EPA and private parties, who have response liability to the EPA or who have incurred response costs, can bring suit against other responsible parties to seek to recover certain costs incurred in their response efforts. CERCLA also imposes liability for the cost of evaluating and remedying damage to natural resources. Various states have enacted laws analogous to and independent of CERCLA that also impose liability, which is typically strict and joint and several, for investigation, cleanup and other damages associated with the release of hazardous or other regulated substances. We may handle hazardous substances within the meaning of CERCLA, or hazardous and other substances regulated under similar state statutes, in the course of our ordinary operations. As a result, we may be jointly and severally liable under CERCLA or similar states statutes for all or part of the costs required to cleanup sites if and where these hazardous substances have been released into the environment. CERCLA and these analogous state laws and regulations may also expose us to liability for acts or conditions that were in compliance with applicable laws at a prior time. Under certain circumstances, our sales of residual crude oil collected as part of the saltwater injection process could result in liability to us if the residual crude contains hazardous substances or is covered by one of the state statutes and the entity to which the oil was transferred fails to manage and, as necessary, dispose of it or components thereof in accordance with applicable laws. Additionally, the EPA is considering the possible inclusion of certain additional contaminants to CERCLA’s list of hazardous substances. Among these substances are per- and polyfluoroalkyl substances, PFAS, and bisphenol A, or BPA. The inclusion of these substances in CERCLA’s definition of hazardous substances may alter or increase cleanup liabilities associated with ongoing cleanup activities, or potentially give rise to additional liability, including for acts or conditions that were in compliance with applicable laws when they occurred.

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

B.   Wastewater/Stormwater Discharge

1.   The Federal Water Pollution Control Act of 1972, or the Clean Water Act

The Clean Water Act regulates the discharge of pollutants from a variety of sources, including, without limitation, solid waste disposal facilities, transfer stations and oilfield waste facilities into Waters of the United States, or WOTUS, including surface and potentially ground waters. Under the Clean Water Act, sites or facilities that discharge pollutants to waters of the United States must have a permit authorizing that discharge. If certain materials such as run-off, collected leachate, or other contaminants from our owned or operated facilities, including landfills, transfer stations, or other facilities, are discharged into streams, rivers or other regulated waters, the Clean Water Act requires a discharge permit. These permits typically contain requirements to conduct monitoring and, under certain circumstances, to treat and reduce the quantity of pollutants in such discharge. Further, if a landfill or other facility discharges wastewater through a treatment works, it may be required to comply with additional permitting or treatment, and other specific requirements. Also, virtually all landfills are required to comply with the EPA’s storm water regulations, which are designed to prevent the introduction of contaminated storm water run-off into United States’ waters.

At this time, the ultimate regulatory test for defining WOTUS is unsettled, and the determination therefore will be based upon the outcome of regulatory promulgations and associated litigation, that are currently pending. The manner in which WOTUS is defined could affect our operations by potentially increasing or modifying regulatory requirements governing our discharges. In 2015, the Clean Water Rule was promulgated, which would expand federal control over many U.S. water resources by broadening the definition of WOTUS, thereby potentially classifying a larger range of water resource types as jurisdictional under the Clean Water Act. Since promulgation of the 2015 Clean Water Rule, the EPA and the Army Corps of Engineers, or the Corps, have sought to rescind it and to promulgate a revised definition of WOTUS that would establish federal jurisdiction more narrowly, thereby reducing the scope of Clean Water Act applicability. To that end, on December 11, 2018, the EPA and the Corps proposed a rule to redefine WOTUS. Eventually, in October 2019, the 2015 Clean Water Rule was repealed, effectively reverting to the pre-2015 regulatory definition as of December 23, 2019.  On April 21, 2020, the EPA published a new Navigable Waters Protection Rule, or NWPR, narrowing the scope of federal jurisdiction over waterways and wetlands. This rule went into effect on June 22, 2020. In 2021, the NWPR was vacated and remanded by two separate federal district courts.  In response to these decisions, the EPA halted implementation of the NWPR, stating that it would now be “interpreting [WOTUS] consistent with the pre-2015 regulatory regime until further notice.”  On December 7, 2021, the EPA and the Corps published a proposed rule restoring definitions used before the 2015 Rule, relying on case-by-case wetland and waterway determinations. As of the time of the proposed rule’s publication, there were approximately 14 pending cases challenging the 2015 Clean Water Rule, the 2019 rule repealing the Clean Water Rule, and the 2020 NWPR. If the December 2021 proposed rule is finalized, further litigation may be brought. As a result, the scope of the WOTUS definition will likely remain fluid until both rulemaking and pending litigation is finalized. If the proposed rule is finalized as published, and the EPA and Corps expand the scope of the jurisdiction under the Clean Water Act with respect to WOTUS, we could face increased costs and delays in obtaining permits under the Clean Water Act.  Further, this regulatory uncertainty may increase costs to our customers. As a result, an expansion of the scope of the WOTUS definition could adversely affect our business.

Additionally, the Clean Water Act’s spill prevention, control and countermeasure requirements require development of site-specific plans, and appropriate containment berms and similar structures to help contain and prevent the contamination of regulated waters in the event of a hydrocarbon storage tank release. The Clean Water Act also contains provisions that can prohibit development or require permitting before construction or expansion of a landfill may occur in areas designated as wetlands. Various states in which we operate or may operate in the future have been delegated authority to implement the Clean Water Act and its permitting requirements, and some of these states have adopted regulations that are more stringent than federal Clean Water Act requirements, including regulating discharges to state waters in addition to WOTUS.

2.   Safe Drinking Water Act, or SDWA

Our United States E&P underground injection operations are subject to, among other laws, the SDWA, as well as analogous state laws and regulations. Under the SDWA, the EPA established the underground injection control, or UIC, program, which includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. Certain state regulations require us to obtain permits from the applicable regulatory agencies to operate our underground injection wells. Leakage from the subsurface portions of injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of our UIC permit, fines and penalties, the incurrence of expenditures for remediation of the affected resource and potential liability to third parties for property damages.

The EPA has been reviewing whether management and disposal of E&P wastes should be subject to additional regulation. In July 2018, the EPA partnered with New Mexico to assess alternatives to immediate disposal of E&P wastewater by reusing it and/or treating it for reintroduction into the hydrologic cycle, as well as potential regulations related thereto. Moreover, in May 2019, EPA issued its draft Study of Oil and Gas Extraction Wastewater Management Under the Clean Water Act regarding EPA’s examination of whether to alter its regulation of the treatment and discharge of E&P wastewater. The final report was released in May 2020. The EPA has yet to determine its next steps for managing E&P wastewater under the Clean Water Act.  If regulations requiring reuse or treatment are developed and implemented on a broad scale, it may increase our (or our customers’) compliance costs or reduce the volume of E&P wastes that may be disposed of via underground injection, which could have an adverse effect on our business.

3.   Canadian Water Protection Legislation

There is legislation in Canada at both the federal and provincial levels that protects water quality and regulates the discharge of substances into the aquatic environment. Federal water pollution control authority is derived primarily from the Fisheries Act, which contains provisions for the protection of water quality and fish habitat. This includes a general prohibition on the deposit of any deleterious substances into water that is frequented by fish, unless otherwise authorized. There is legislation in each provincial jurisdiction that also protects water sources and regulates water pollution, and generally requires an approval or permit for a discharge of any effluent, including in some cases stormwater, into a water body. For example, in Ontario, the Ontario Water Resources Act, or OWRA, prohibits the discharge of material of any kind into any water that may impair the quality of the water. The OWRA requires that an approval be obtained for the use and operation of certain sewage and stormwater works. Such approvals typically contain monitoring requirements and impose restrictions on effluent characteristics. Other provinces in Canada have similar regimes for the protection of water. If run-off or other contaminants from our landfills, transfer stations or other waste facilities are discharged or migrate into waters and cause impairment, we could face significant liability under provincial and federal laws.

C.   Air Emissions

1.   The Clean Air Act, or CAA

In the United States, the CAA generally regulates the emissions of air pollutants from a variety of sources, including certain landfills and oilfield waste facilities, based on factors such as the date of the construction and tons per year of emissions of regulated pollutants. Typically, federal requirements are delegated to the states and implemented at the state level. The CAA and analogous state laws require permits for and impose other restrictions on facilities and equipment that have the potential to emit pollutants into the atmosphere. Under the CAA, generally a facility deemed to be a major source must be authorized by a permit, known as a federal operating permit. Additional or more stringent regulations of our facilities may occur in the future, which could increase operating costs or impose additional compliance burdens.

In those situations where major source permitting is not required, typically state laws and rules will require permitting as a type of minor source. Larger landfills and landfills located in areas where the ambient air does not meet certain air quality standards called for by the CAA may be subject to even more extensive air pollution controls and emissions limitations. In addition to the potential air emissions permitting of landfill facilities, such permitting may be required for the construction of gas collection and flaring systems, composting and other operations giving rise to emissions. In some instances, major source federal operating permits, may be required depending on the nature and volume of air emissions.

In addition to permitting, the CAA imposes other regulatory obligations, including, in some instances, performance standards on operations and equipment. For example, in certain instances, major sources are subject to emissions limitations known as maximum achievable control technology, or MACT. The EPA has promulgated regulations requiring MACT on large MSW landfills. The MACT standards imposed on landfill emissions often require installation of landfill gas collection systems. The EPA has also issued what are known as new source performance standards, or NSPS, which detail requirements regarding control of landfill gases from new, modified, or reconstructed, among other things, MSW landfills. Regarding facilities that are not subject to the NSPS, the EPA has promulgated emissions guidelines, specifying standards of performance for existing MSW landfills. The emissions guidelines are implemented and enforced by states through State Implementation Plans, or SIPs, which contain the state-specific regulations and guidance directly applying the emissions guidelines to affected sources in the state through permitting, monitoring, and other means. If one or more states do not submit approvable SIPs by the emissions guideline’s prescribed deadline, the EPA is required to promulgate what is known as a Federal Implementation Plan, or FIP, for the emissions guideline, which then governs the operation of covered sources in states and territories without SIPs in place.

Applicability of NSPS, emissions guidelines, and implementation plans generally depends on whether the MSW landfill facility is a “new source” or an “existing source.” New sources, which are subject to NSPS requirements, generally are those MSW landfill facilities that were constructed, modified, or reconstructed after July 17, 2014. Existing sources, which are subject to the emissions guidelines and their associated state and federal implementation plans, are generally those landfills that commenced construction, modification, or reconstruction on or before July 17, 2014.

New sources are subject to NSPS under Title 40, Part 60, Subpart XXX of the Code of Federal Regulations (Subpart XXX), which were issued on August 29, 2016. Subpart XXX specifies standards for landfill gas control. The Subpart XXX NSPS reduces the threshold for non-methane organic compounds at which new, reconstructed, or modified MSW landfills must install emission controls. Subpart XXX also requires monitoring surface emissions of methane, monitoring of temperature and pressure at the wellhead of landfill gas collection systems and imposes other requirements.

Existing landfills, which are not subject to NSPS Subpart XXX, are indirectly governed by the emissions guidelines and the SIPs or FIPs implementing these requirements. The EPA promulgated what are known as the Subpart Cf emissions guidelines on August 29, 2016. These emissions guidelines triggered a requirement for states to submit SIPs implementing the emissions guidelines limits. In February 2020, the EPA found that 42 states and territories had failed to submit approvable SIPs by the deadline, which had been extended to 2019. The EPA published its proposed FIP in August 2019, and finalized it in May 2021 with an effective date of June 21, 2021. The FIP imposed compliance requirements consistent with Subpart Cf for existing sources in those states without an EPA-approved SIP. The FIP also replaced compliance obligations under certain legacy regulations.  Together, the Subpart XXX and Subpart Cf regulations lower the non-methane organic compounds applicability threshold at which both new and existing MSW landfills must install a gas collection and control system, and impose other regulatory requirements. As a result of this and other regulatory actions affecting air emissions from our facilities, it is possible that we could face greater operational burdens and costs, as well as other requirements could have a material effect on landfill operations, and adversely affect our business.

Additionally, in March 2020, the EPA finalized amendments to the most recent MSW Landfill NSPS and emission guidelines that would allow regulated entities to demonstrate compliance with landfill gas control, operating, monitoring, recordkeeping, and reporting requirements by following the corresponding requirements in the MSW Landfills National Emissions Standards for Hazardous Air Pollutant, or NESHAP, regulations at Subpart AAAA. These amendments were intended to improve compliance and implementation of the regulations. Compliance with these regulatory requirements could result in significant additional costs, which we will incur in our ordinary course of business. In addition, state air regulatory agencies may request delegation of authority to implement the FIP and state law requirements may impose additional restrictions beyond federal requirements, which could also result in compliance costs. For example, some state air programs uniquely regulate odor and the emission of certain specific toxic air pollutants.

The EPA recently modified, or is in the process of modifying, other standards promulgated under the CAA in a manner that could increase our compliance costs. For example, the EPA has discussed modifying national ambient air quality standards, or NAAQS, applicable to carbon monoxide and oxides of sulfur and nitrogen, as well as other standards, to make them more stringent. The NAAQS standards for particulate matter, published December 18, 2020, retained the NAAQS levels from 2012, and the ozone NAAQS, published December 31, 2020, retained 2015 NAAQS levels. These standards must be reviewed every five years, and the current administration may propose more restrictive standards in the future. It is possible these additional regulations could result in, among other things, additional capital or operating expenditures. Further, our customers’ operations may be subject to existing and future CAA permitting and regulatory requirements that could have a material effect on their operations, which could have an adverse effect on our business, increase the operating costs, and otherwise financial condition and operating results.

Further, the EPA published a proposed rule in November 2021 aimed at reducing GHG emissions from the oil and natural gas sector by limiting methane and VOC emissions from new sources constructed or modified after November 2021, proposing an Emission Guideline for certain existing sources, and amending NSPS OOOOa to rescind changes made during the prior administration. While these changes should not directly affect our waste disposal operations, their applicability to our customers in the E&P industry may result in decreased development and, therefore, decreased waste production. If these rules are enacted as written, we may experience a decreased demand for E&P waste disposal services.

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

2.    Hydraulic Fracturing Regulation

We do not conduct hydraulic fracturing operations, but we do provide treatment, recovery, and disposal services in the United States for the fluids used and wastes generated by our customers in such operations Recently, there has been increased public concern regarding the alleged potential for hydraulic fracturing to adversely affect the environment, including drinking water supplies. Proposals have been made to enact separate federal, state or local legislation that would increase the regulatory burden imposed on hydraulic fracturing. Laws and regulations have been proposed and/or adopted at the federal, state and local levels that would regulate, restrict or prohibit hydraulic fracturing operations or require the reporting and public disclosure of chemicals used in the hydraulic fracturing process. Certain states and localities have placed moratoria or bans on hydraulic fracturing or the disposal of waste therefrom, or have considered the same.

In June 2016, the EPA promulgated a rule prohibiting discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly-owned treatment works, or POTWs. Further, the EPA’s promulgation and subsequent revision of methane and VOC rules between 2016 and 2020 caused regulatory uncertainty for oil and gas exploration and production facilities, including hydraulic fracturing operations.  In December 2021, the EPA again proposed rules to regulate methane and VOCs from the oil and gas industry sources. The proposed rule would enact a new NSPS, under Subpart OOOOb, which would include standards for emission sources not regulated previously under the 2016 NSPS OOOOa. Additionally, the proposed rules include the first oil and gas emissions guidelines for existing sources, known as Subpart OOOOc. If finalized, the emissions guidelines will require states to submit and implement SIPs to enforce the guidelines on existing oil and gas emissions sources.  These emissions guidelines will include fugitive leak detection surveys for smaller well site sources and regular leak detection surveys using optical gas imaging for larger sources well site sources, compressor stations, and pneumatic controllers. If leaks are detected at covered sources, equipment repair or replacement would be required within a certain time period.

If these rules are enacted as proposed, these rules may require oil and gas operators to expend material sums on compliance, including on equipment repair or replacement. The costs associated with OOOOc compliance may reduce our customers’ E&P activities and could have an adverse impact on our business. Additionally, several states have adopted or proposed laws and regulations analogous to or even more stringent than the federal rules that would remain in effect regardless of the outcome of any federal stay or litigation. Further, several states in which we conduct business require oil and natural gas operators to disclose information concerning their operations, which could result in increased public scrutiny.

The EPA has contemplated additional rule making that could affect the exploration and production industry sector. In May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking, or ANPR, under the Toxic Substances Control Act, or TSCA, seeking comment on whether and how the EPA should regulate the reporting or disclosure of the use of hydraulic fracturing chemical substances and mixtures and their constituents. Several states have implemented such requirements. Additionally, in December 2016, the EPA released a study on the environmental impacts of hydraulic fracturing on drinking water. In that study, the EPA found evidence that hydraulic fracturing activity can impact drinking water resources under some circumstances, but data gaps limited the EPA’s ability to fully assess the matter. The EPA also published in May 2018 a detailed study of centralized waste treatment, or CWT, facilities accepting oil and gas extraction wastewater. The study assessed the regulatory status of CWTs, characteristics of wastewaters discharged from them, available treatment technologies and associated costs. EPA has yet to implement regulations or guidelines based on this study. The impact of rules that the EPA is contemplating, has proposed or has recently promulgated will be uncertain until the rules are finalized and fully implemented.

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

3.   Disposal of Drilling Fluids

Certain of our facilities in the United States accept drilling fluids and other E&P wastes for disposal via underground injection.  The disposal of drilling fluids is generally regulated at the state level, and claims, including some regulatory actions, have been brought against some owners or operators of these types of facilities for nuisance, seismic disturbances and other claims in relation to the operation of underground injection facilities. To date, our facilities have not been subject to any such litigation, but could be in the future.

4.   Climate Change Laws and Regulations

Generally, the promulgation of climate change laws or regulations restricting or regulating greenhouse gas, or GHG, emissions from our operations could increase our costs to operate by increasing control technology requirements or changing regulatory obligations. In the United States, the EPA’s current and proposed regulation of GHG emissions may adversely impact our operations. Pursuant to the EPA’s rulemakings and interpretations, certain air permits issued on or after January 2, 2011 must address GHG emissions. As a result, new or modified emissions sources may be required to install Best Available Control Technology to limit GHG emissions, but future regulations may revise these requirements. Additionally, regulations in the Subpart OOO Federal Implementation Plan, the NSPS in Subpart XXX require the reduction of GHG emissions from new or modified landfills, as detailed above. In addition, the EPA’s Mandatory Greenhouse Gas Reporting Rule sets monitoring, recordkeeping and reporting requirements applicable to certain landfills and other entities.

In June 2018, the Canadian federal government enacted the Greenhouse Gas Pollution Pricing Act, or GGPPA, which established a national carbon-pricing regime starting in 2019 for provinces and territories in Canada where there is no provincial regime in place or where the provincial regime does not meet the federal benchmark. Often referred to as the federal backstop, the federal carbon-pricing regime consists of a carbon levy that is applied to certain fossil fuels and an output-based pricing system, or OBPS, that is applied to certain industrial facilities with reported emissions of 50,000 tonnes of carbon dioxide equivalent, or CO2e, or more per year. The minimum national price on carbon established by the GGPPA is equivalent to CAD $40 per tonne of CO2e in 2021, increasing to CAD $50 per tonne of CO2e in 2022. In December 2020, the federal government released its plan to accelerate climate action in Canada, entitled "A Healthy Environment and a Healthy Economy".  This plan proposes an annual increase to the carbon price of CAD $15 per year starting in 2023, reaching CAD $170 per tonne of CO2e by 2030.  The Canadian Net-Zero Emissions Accountability Act, which received royal assent on June 29, 2021, establishes Canada's federal framework for national GHG emissions reduction targets to attain net-zero emissions by 2050.  While this new Act does not impose direct emission reduction obligations on our operations in Canada, it signifies the Canadian federal government's commitment to achieve GHG emissions reductions.

Certain states and several Canadian provinces have promulgated legislation and regulations to limit GHG emissions through requirements of specific controls, carbon levies, cap and trade programs or other measures. Comprehensive GHG legislation or regulation, including carbon pricing, affects not only our business, but also that of our customers.

Heightened regulation of our customers’ operations could also adversely affect our business. The regulation of GHG emissions from oil and gas E&P operations may increase the costs to our customers of developing and producing hydrocarbons and, as a result, may have an indirect and adverse effect on the amount of E&P waste delivered to our facilities. As discussed above, recently proposed EPA air emission rules applicable to oil and gas production sources in the United States may require additional emissions controls and increased capital costs for our customers, which could reduce their E&P activities, and subsequently negatively impact our business operations. As discussed above, certain states have enacted rules analogous to or even more stringent than the federal rules.

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

5.   Flow Control, Interstate, and International Waste Restrictions

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

Changes to international waste importation and exportation laws may affect the price of recyclable scrap commodities.  Price fluctuations, in turn, may adversely affect our business. For example, the Chinese government banned the importation of all materials classified by China as solid waste and virtually all recyclables (except for certain metallic recyclables) as of January 1, 2021. Other international restrictions also limit the transportation of waste and recyclable scrap. The Basel Convention on the Control of Transboundary Movements of Hazardous Wastes and their Disposal, or the Convention, is an international multilateral agreement regulating the export and import of waste, including hazardous waste, for recovery and disposal. The Convention also prohibits the movement of waste between parties to the Convention and non-parties unless the waste is moved pursuant to a separate agreement. The Convention was amended, effective January 1, 2021, to restrict the movement of non-hazardous plastic scrap in certain circumstances. Canada is a party to the Convention and has implemented domestic legislation to implement Canada's commitment to the Convention and other similar international commitments. Federal waste regulations in Canada impose restrictions and permitting requirements with respect to transboundary movements of certain hazardous wastes and recyclable materials. The United States is not a party to the Convention; however, Canada and the United States have a separate agreement with respect to the transboundary movements of hazardous wastes.  Increased restriction of transboundary waste shipment could create additional burdens associated with recyclable commodity fluctuation.  These restrictions, in addition to circumstances caused by the COVID-19 pandemic, have caused and may continue to cause supply chain disruptions in the recycling industry.  Further legal restrictions to recyclable scrap shipments may increase the cost of doing business and/or cause disruptions in our operations.

6. Regulation of Per- and Polyfluoroalkyl Substances, or PFAS, and Other Emerging Contaminants

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

The EPA has begun to examine the potential regulation of PFAS materials under the SWDA, RCRA, CERCLA, and TSCA.  The EPA established lifetime health advisories for PFAS materials in May 2016.  Further, in an October 26, 2021 letter to the Governor of New Mexico, the Administrator of the EPA announced that the EPA would initiate a proposed rulemaking to list four PFAS chemicals as “hazardous constituents” under RCRA. The Administrator also stated that EPA would amend its regulations to clarify that “emerging contaminants such as PFAS” can be addressed through the RCRA Corrective Action Program, which gives the EPA authority to require investigation and cleanup for hazardous wastes.  The regulatory development process for listing two PFAS chemicals, perfluorooctanoic acid, or PFOA, and perfluorooctanesulfonic acid, or PFOS, as hazardous substances under CERCLA was initiated in 2019. Listing PFAS as a CERCLA hazardous substance would potentially expand the universe of substances giving rise to cleanup liability. EPA has published Action Plans to potentially address the risk of PFAS contamination. The most recent Action Plan, which was published in February 2020, included preliminary determinations to regulate PFOA and PFOS, as well as an analysis of tools available to regulate PFAS. The EPA also released a memorandum in November 2020 detailing an interim strategy for including PFAS in National Pollutant Discharge Elimination System, or NPDES, waste water discharge permits under the CWA.

The PFAS Act of 2019, as part of the National Defense Authorization Act for Fiscal Year 2020, directed the EPA Administrator to take certain actions with regard to PFAS. Under the 2019 PFAS Act, the EPA was directed to include PFAS substances in the SDWA monitoring program for unregulated contaminants, to add PFAS to the Toxic Release Inventory, or TRI, reporting requirements under the Emergency Planning and Community Right-To-Know Act, or EPCRA, and to promulgate a rule requiring PFAS data submission under TSCA. In July 2021, the PFAS Action Act of 2021 passed the U.S. House of Representatives. The 2021 PFAS Act, if enacted, would direct the EPA to designate certain PFAS chemicals as hazardous substances under CERCLA, hazardous air pollutants under the CAA, and pollutants under the CWA. Additionally, the EPA would be required to issue a national primary drinking water regulation for PFAS.

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

PFAS chemicals are the subject of environmental and health reviews by the federal government in Canada. PFAS substances, including PFOS, PFOA, and certain long chain perfluorocarboxylic acids, or LC-PFCA, are listed as toxic substances under the Canadian Environmental Protection Act, 1999 and are subject to restrictions on their use in Canada.  Environmental screening values and standards, and drinking water guidelines, exist in some jurisdictions in Canada in relation to some PFAS substances. The Canadian federal government published a notice in 2021 of its intent to move forward with additional actions to address the broader class of PFAS, including research and monitoring of PFAS, reviewing PFAS as a class of chemicals and reviewing policy developments in other jurisdictions.  Given the increasing concern regarding PFAS in the environment, including PFAS in groundwater and in leachate at waste disposal sites, increased regulatory requirements may be imposed in Canada in the future.

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

The price of RINs has been extremely volatile and the value of RINs is dependent upon a variety of factors, including the required volumes promulgated by the EPA. The EPA annually establishes the renewable fuel volumes required under the RFS for the following year. The 2020 renewable fuel and 2021 biomass-based diesel volume requirements were published on February 6, 2020, increasing required volumes from 2019 requirements. The regulation is being challenged judicially in the D.C. Circuit, but the challenge was held in abeyance and remains unresolved. On December 7, 2021, EPA announced a series of actions setting biofuel volumes for 2020, 2021, and 2022, and introducing other regulatory changes. EPA also proposed to add a 250-million-gallon “supplemental obligation” to the volumes proposed for 2022 and stated its intent to add another 250 million gallons in 2023 to address the outcome of prior litigation. These volume proposals may be met with opposition, consistent with action taken regarding prior regulations. If successful, efforts to cause reductions or limitations on the requirement to blend renewable fuel would likely reduce the volume of RINs purchased to meet the RFS blending requirements. Further, there have been proposals to revise, and in some instances limit, the RFS program in the United States. As recently as October 2019, House Energy and Commerce Committee members, Representatives Shimkus and Flores, introduced the 21st Century Transportation Fuels Act that aims to eliminate volume-based renewable fuels mandates and instead rely upon the transition to a national octane standard and automobile manufacturing standards to govern fuel composition. This bill was referred to the Subcommittee on Environment and Climate Change in October 2019, but no further action has been taken.  Various parties have also sought for the executive branch to revise the RFS. Limiting or eliminating the RFS could have the effect of reducing or eliminating the volume of RINs required to meet blending requirements, which could adversely affect the demand for RINs and accordingly the revenue stream we have historically derived from the sale of RINs. Further, uncertainty associated with RFS regulatory requirements may increase volatility of RIN prices, which may adversely affect our business.

The Renewable Fuels Regulations under the Canadian Environmental Protection Act, 1999 impose obligations on producers and importers of certain liquid petroleum fuels to acquire renewable fuel compliance units in connection with the fuels they produce or import. Compliance Units can be generated through the blending of renewable fuel into liquid petroleum fuels. Certain provincial jurisdictions in Canada also impose obligations to incorporate renewable fuels into fuels that are distributed within the jurisdiction.  The Canadian federal government is expected to publish final Clean Fuel Regulations under the Canadian Environmental Protection Act, 1999 in the spring of 2022. The Clean Fuel Regulations, as currently drafted, would replace the current Renewable Fuel Regulations over time, and would impose lifecycle carbon intensity requirements on producers and importers of certain liquid petroleum fuels and establish rules relating to the trading of compliance credits.  Carbon intensity requirements under the Clean Fuel Regulations would become more stringent over time.  The Clean Fuel Regulations were originally expected to come into force in December 2022.  At this time, we do not know how the new Clean Fuel Regulations in Canada will impact demand for our renewable fuel in Canada.

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

EPR regulations have yet to be promulgated at the federal level in the United States, but have been promulgated or considered in state and local jurisdictions in the United States. For example, both Maine and Oregon enacted EPR legislation in 2021. These statutes require brands to provide funding to improve recycling infrastructure statewide.  EPR regulations could have an adverse effect on our business if enacted at the federal level or if widely enacted by state or local governments.

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

I. Right to Repair

President Joe Biden issued Executive Order 14036 on July 9, 2021, directing the Federal Trade Commission, or FTC, in the United States to draft regulations that limit the ability of original equipment manufacturers, or OEMs, to restrict independent repairs of their products. This order aims to reduce the amount of waste produced by electronics and other goods by reducing the cost to repair or refurbish damaged items rather than discarding them.  Similar regulatory initiatives have been proposed in Canada at the federal level and in some provinces.  If such rules are issued or new regulatory requirements come into force, demand for electronic waste disposal could be reduced, potentially representing a reduction in demand for our services.

J.  State Public Utility Regulation

In some states, public authorities regulate the rates that landfill operators may charge. The adoption of rate regulation or the reduction of current rates in states in which we own or operate landfills could adversely affect our business, financial condition and operating results.

RISK MANAGEMENT, INSURANCE AND FINANCIAL SURETY BONDS

Risk Management

We maintain environmental and other risk management programs that we believe are appropriate for our business. Our environmental risk management program includes evaluating existing facilities and potential acquisitions for environmental law compliance. We do not presently expect environmental compliance costs to increase materially above current levels, but we cannot predict whether future acquisitions will cause such costs to increase. We also maintain a worker safety program that encourages safe practices in the workplace. Operating practices at our operations emphasize minimizing the possibility of environmental contamination and litigation. Our risk management programs are designed, we believe, to ensure that our facilities are in material compliance with applicable federal, state and provincial regulations.

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

Under our current Company-wide insurance program, we carry per incident deductibles or self-insured retentions ranging from $250,000 to $2 million for cyber liability and directors’ and officers’ liability claims. Additionally, we have umbrella policies with insurance companies for automobile liability, general liability and employer’s liability. Our property insurance limits are in accordance with the replacement values of the insured property.

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

Under our current insurance program for our Canadian operations, we carry per incident deductibles or self-insured retentions ranging from $350,000 to $5.0 million for automobile liability claims, property claims, employment practices liability and environmental liability. Since workers’ compensation is a provincial coverage limited by the various province jurisdictions, the umbrella coverage is not applicable. Employees are eligible to receive health coverage under Canada’s public health care system and, in addition, most employees of our Canadian operations are eligible to participate in group medical and drug coverage plans sponsored by us. Our environmental protection insurance policy covers all owned or operated landfills, certain transfer stations and other facilities, subject to the policy terms and conditions. Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage. Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Financial Surety Bonds

We use financial surety bonds for a variety of corporate guarantees. The financial surety bonds are primarily used for guaranteeing municipal contract performance and providing financial assurances to meet asset closure and retirement requirements under certain environmental regulations. In addition to surety bonds, such guarantees and obligations may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted cash and investment deposits. At December 31, 2021 and 2020, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $744.0 million and $727.4 million, respectively, to secure our asset closure and retirement requirements and $556.6 million and $482.3 million, respectively, to secure performance under collection contracts and landfill operating agreements.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers as of February 4, 2022:

Name	Age	Positions
Ronald J. Mittelstaedt	58	Executive Chairman
Worthing F. Jackman	57	President and Chief Executive Officer
Darrell W. Chambliss	57	Executive Vice President and Chief Operating Officer
James M. Little	60	Executive Vice President – Engineering and Disposal
Patrick J. Shea	51	Executive Vice President, General Counsel and Secretary
Mary Anne Whitney	58	Executive Vice President and Chief Financial Officer
Matthew S. Black	49	Senior Vice President and Chief Tax Officer
Robert M. Cloninger	49	Senior Vice President, Deputy General Counsel and Assistant Secretary
Jason J. Craft	46	Senior Vice President – Operations
David G. Eddie	52	Senior Vice President and Chief Accounting Officer
David M. Hall	64	Senior Vice President – Sales and Marketing
Eric O. Hansen	56	Senior Vice President – Chief Information Officer
Susan R. Netherton	52	Senior Vice President – People, Training and Development
Keith P. Gordon	58	Vice President – Information Systems
Shawn W. Mandel	55	Vice President – Safety and Risk Management
John M. Perkey	40	Vice President, Deputy General Counsel – Compliance and Government Affairs
Jason W. Pratt	42	Vice President – Corporate Controller
Scott I. Schreiber	65	Vice President – Equipment and Operations Support
Kurt R. Shaner	56	Vice President – Engineering and Sustainability
Gregory Thibodeaux	55	Vice President – Maintenance and Fleet Management
Colin G. Wittke	59	Vice President – Sales
Richard K. Wojahn	64	Vice President – Business Development

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

Robert M. Cloninger has been Senior Vice President, Deputy General Counsel and Assistant Secretary of the Company since February 2022. From August 2014 to that date, Mr. Cloninger served as Vice President, Deputy General Counsel and Assistant Secretary of the Company. From February 2013 to August 2014, Mr. Cloninger served as Deputy General Counsel of the Company. He served as Corporate Counsel of the Company from February 2008 to February 2013. Mr. Cloninger practiced corporate, securities and mergers and acquisitions law with Schiff Hardin LLP in Chicago from 1999 to 2004 and Downey Brand LLP in Sacramento from 2004 to 2008. Mr. Cloninger holds a B.A. degree in History from Northwestern University and a J.D. degree from the University of California at Davis.

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

David M. Hall has been Senior Vice President – Sales and Marketing of the Company since October 2005. From August 1998 to that date, Mr. Hall served as Vice President – Business Development of the Company. Mr. Hall has more than 36 years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. Mr. Hall received a B.S. degree in Management and Marketing from Missouri State University.

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

Susan R. Netherton has been Senior Vice President – People, Training and Development of the Company since February 2022. From July 2013 to that date, Ms. Netherton served as Vice President – People, Training and Development of the Company. From February 2007 to July 2013, Ms. Netherton served as Director of Human Resources and Employment Manager of the Company. From 1994 to 2007, Ms. Netherton held various human resources positions at Carpenter Technology Corporation, a publicly-traded, specialty metals and materials company. Ms. Netherton holds a B.S. in Elementary Education from Kutztown University and an M.B.A. from St. Mary’s College of California.

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

John M. Perkey has been Vice President, Deputy General Counsel – Compliance and Government Affairs of the Company since February 2022. From August 2017 to that date, Mr. Perkey served as Associate General Counsel – Director of Compliance of the Company. He served as Operations Counsel of the Company from June 2011 to July 2017. Mr. Perkey practiced corporate, real estate, and mergers and acquisitions law with Roetzel & Andress, LPA in Columbus, Ohio from 2006 - 2011. Mr. Perkey holds a B.A. degree in Political Science from Ohio Wesleyan University and a J.D. degree from the University of Pittsburgh.

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

Gregory Thibodeaux has been Vice President – Maintenance and Fleet Management of the Company since January 2011. From January 2000 to that date, Mr. Thibodeaux served as Director of Maintenance of the Company. Mr. Thibodeaux has more than 35 years of experience in the solid waste industry having held various management positions with Browning Ferris Industries, Sanifill, and USA Waste Services, Inc. Before coming to the Company, Mr. Thibodeaux served as corporate Director of Maintenance for Texas Disposal Systems.

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

We seek price increases necessary to offset increased costs, to improve operating margins and to obtain adequate returns on our deployed capital.  Contractual, general economic, competitive or market-specific conditions, including the impact of public health crises such as the COVID-19 pandemic, sometimes limit our ability to raise prices or otherwise impact our plans with respect to implementing price increases.  As a result of these factors, we may be unable to offset increases in costs, improve operating margins and obtain adequate investment returns through price increases. We may also lose customers to lower-price competitors, and new competitors may enter our markets as we raise prices.

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

We derive a significant portion of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and certificates issued by Washington State known as G Certificates. Many franchise agreements and municipal contracts are for a specified term and are, or will be, subject to competitive bidding in the future. For example, we have approximately 492 contracts, representing approximately 3.1% of our annual revenues, which were set for expiration or automatic renewal on or before December 31, 2022. Although we intend to bid on existing contracts subject to competitive bidding in the future and additional municipal contracts and franchise agreements, we may not be the successful bidder, or we may need to lower our price in order to retain the contract. In addition, some of our customers, including municipalities, have and others may terminate their contracts with us before the end of the terms of those contracts. Similar risks may affect our contracts to operate municipally-owned assets, such as landfills.

Governmental action may also affect our exclusive arrangements. Municipalities may annex unincorporated areas within counties where we provide collection services. As a result, our customers in annexed areas may be required to obtain services from competitors that have been previously franchised by the annexing municipalities to provide those services. In addition, municipalities in which we provide services on a competitive basis may elect to franchise those services to other service providers. Unless we are awarded franchises by these municipalities, we will lose customers. Municipalities may also decide to provide services to their residents themselves, on an optional or mandatory basis, causing us to lose customers. If we are not able to replace revenues from contracts lost through competitive bidding or early termination or from the renegotiation of existing contracts with other revenues within a reasonable time, our revenues could decline. Municipalities sometimes also promulgate “flow control” laws and regulations requiring us to deliver waste we collect within a particular jurisdiction to facilities not owned or controlled by us, which could increase our costs and reduce our revenues.

Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones.

We currently own and/or operate 97 landfills throughout the United States and Canada. Our ability to meet our financial and operating objectives depends in part on our ability to acquire, lease, or renew landfill operating permits, expand existing landfills and develop new landfill sites. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. Although the process generally takes less time, the process of obtaining permits and approvals for E&P landfills has similar uncertainties. Operating permits for landfills in states and provinces where we operate must generally be renewed every five to ten years, although some permits are required to be renewed more frequently. These operating permits often must be renewed several times during the permitted life of a landfill. The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements. States and municipalities are also increasingly adopting requirements for environmental justice reviews as part of certain permitting decisions. These policies generally require permitting agencies to give heightened attention to the potential for projects to disproportionately impact low-income and minority communities.  The permitting and approval process is frequently challenged by special interest and other groups, including those utilizing social media to further their objectives, and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law, or burdensome terms and conditions being imposed on our operations. For example, see the discussions regarding the Los Angeles County, California Landfill Expansion Litigation—A. Chiquita Canyon, LLC Lawsuit Against Los Angeles County in Note 13, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. This process may be further complicated by the COVID-19 pandemic, which has and may continue to impact the timeliness of the receipt of approvals and permits.  We may not be able to obtain new landfill sites or expand the permitted capacity of our existing landfills when necessary, and may ultimately be required to expense up to the carrying value of the landfill or expansion project, less the recoverable value of the property and other amounts recovered. Obtaining new landfill sites is important to our expansion into new, non-exclusive solid waste markets and in our E&P waste business. If we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter that market. Expanding existing landfill sites is important in those markets where the remaining lives of our landfills are relatively short. We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the lives of these landfills. Any of these circumstances could adversely affect our operating results.

Increases in labor costs and limitations on labor availability could impact our financial results.

Labor is one of our highest costs and relatively small increases in labor costs per employee could materially affect our cost structure.  A shortage of qualified employees in our markets, including due to the COVID-19 pandemic, would require us to incur additional costs related to wages and benefits, including, for example, our targeted minimum wage increase to $15 per hour (CAD $16 per hour in Canada), to hire more expensive temporary employees or to contract for services with more expensive third-party vendors.  In addition, higher turnover can result in increased costs associated with recruiting and training; it can also impact operating costs, including maintenance and risk.  As a result of the COVID-19 pandemic and subsequent labor constraints, we have experienced increased competition with other businesses in our markets for qualified employees as a result of the labor supply being tight in our markets, which has driven higher turnover and increased the time it takes to fill job openings. Moreover, as an essential services provider, in March 2020 we implemented temporary emergency wages, supplemental pay and extended benefits programs for our frontline workforce and other employees directly or indirectly affected by the COVID-19 pandemic, which were partially offset by cost reductions in other areas.

Increases in capital expenditures could impact our financial results.

Increases in fleet, equipment and landfill construction costs due to cost pressures, acquisitions and new contracts could result in capital expenditures being higher than anticipated. In addition, supply chain disruptions and inflationary pressures, including those related to the COVID-19 pandemic, have and are expected to continue to result in higher costs, delays or lack of availability of fleet, equipment or supplies. This could impact our ability to generate free cash flow in line with our expectations or otherwise adversely affect our financial results.

The level of exploration, development and production activity of E&P companies will impact the demand for our E&P waste services.

The value of crude oil has impacted and may in the future impact the level of drilling activity in the basins where we operate; however, we cannot provide assurances that higher crude oil prices will result in increased capital spending and linear feet drilled by our customers in the basins where we operate.  The level of investment and the amount of linear feet drilled in the basins where we operate may impact the ability of E&P companies to access capital on economically advantageous terms or at all. In addition, E&P companies may elect to decrease investment in basins where the returns on investment are inadequate or uncertain due to lower crude oil prices or volatility in crude oil prices.  Energy transition, or a transformation of the global energy sector from fossil-based systems of energy production and consumption to renewable energy sources, could also affect investments by E&P companies in the basins where we operate. See the section Impairments of Property and Equipment and Finite-Lived Intangible Assets in Note 3, “Summary of Significant Accounting Policies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K regarding the impairment charges recorded during the years ended December 31, 2021 and 2020 on property and equipment in our E&P waste operations.

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

Some acquisitions may not fulfill our anticipated financial or strategic objectives in a given market due to factors that we cannot control, such as market conditions, including the price of crude oil, market position, competition, customer base, loss of key employees, third-party legal challenges or governmental actions. In addition, acquisitions may have liabilities or risks that we fail or are unable to discover, or that become more adverse to our business than we anticipated at the time of acquisition. As a successor owner, we may be legally responsible for those liabilities that arise from businesses that we acquire, whether we expressly assume them or not, including as a result of sellers not having sufficient funds to perform their obligations or liabilities being imposed on us under various regulatory schemes and other applicable laws. In addition, our insurance program may not cover such sites and will not cover liabilities associated with some environmental issues that may have existed prior to attachment of coverage. For example, see the discussions regarding the Lower Duwamish Waterway Superfund Site Allocation Process in Note 13, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. A successful uninsured claim against us could harm our financial condition or operating results. Additionally, there may be other risks of which we are unaware that could have an adverse effect on businesses that we acquire or have acquired, such as foreign, state, provincial and local regulation and administrative risks. Another example of risk is interested parties that may bring actions against us in connection with operations that we acquire or have acquired. Furthermore, risks or liabilities we judge to be not material or remote at the time of acquisition may develop into more serious risks to our business. Any adverse outcome resulting from such risks or liabilities could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and share price.

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

We provide recycling services to some of our customers. The recyclables we process for sale include paper products and plastics that are shipped primarily to customers in the United States, as well as other markets, including Asia. The sale prices of and the demand for recyclable commodities are frequently volatile and when they decline, our revenues, operating results and cash flows will be affected. The value of recyclables may be impacted by factors including: changes to international waste importation and exportation laws; quality concerns; the volatility of crude oil prices, which impacts plastic; and, the demand for paper products, which impacts fiber, along with the extent to which manufacturers rely on recycled feedstock.

Singlestream recycling facilities process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, particularly in residential collection, which results in increased processing and residual disposal costs to achieve quality standards. As a result, we have increased the fees that we charge customers at our recycling facilities in order to recover the higher processing costs for recyclables.  This may result in lower recycled commodity volumes at our recycling facilities, as customers may elect to pursue cheaper alternatives for processing or disposal.  Any such reduction could impact revenues, operating results and cash flow.  Some of our recycling operations offer rebates to customers based on the market prices of commodities we buy to process for resale. Therefore, if we recognize increased revenues resulting from higher prices for recyclable commodities, the rebates we pay to suppliers will also increase, which also may impact our operating results.  To the extent that there is an economic slowdown, including the one associated with the COVID-19 pandemic, a resulting decline in demand for recycled commodities has and could in the future impact our revenues, operating results and cash flow.

Our results will be affected by changes in the value of renewable fuels.

Variations in the price of methane gas and other energy-related products that are marketed and sold by our landfill gas recovery operations affect our results. Pursuant to the Energy Independence and Security Act of 2007, the United States EPA has promulgated the Renewable Fuel Standards, or RFS, which require refiners to either blend "renewable fuels," such as ethanol and biodiesel, into their transportation fuels or to purchase renewable fuel credits, known as renewable identification numbers, or RINs, in lieu of blending. In some cases, landfill gas generated at our landfills in the United States and Canada qualifies as a renewable fuel for which RINs are available. The price of RINs has been extremely volatile and is dependent upon a variety of factors, including potential legislative changes, the availability of RINs for purchase, the demand for RINs, which is dependent on transportation fuel production levels, the mix of the petroleum business’ petroleum products and fuel blending performed at the refineries and downstream terminals, all of which can vary significantly from period to period. In addition, demand for RINs can be impacted by the ability of refineries to obtain small refinery exemptions, or SREs, through the EPA.  Any reductions or limitations on the requirement to blend renewable fuel and any related waivers including SREs, would likely reduce the demand for RINs, which could impact the value of RINs.  At this time, we do not know how the new Clean Fuel Regulations in Canada, as discussed above, will impact the demand for our renewable fuel in the future.

A significant reduction in the value of RINs in the United States or the price paid for our renewable fuel in Canada could adversely impact our reported results.  To manage a portion of this risk, we may enter into contractual agreements to sell RINs at a fixed price.  As of December 31, 2021 our existing agreements to sell RINs at a fixed price reached maturity and we currently have no contractual fixed price agreements in place.

Climate change, including adverse weather conditions, could adversely affect our operations and increase operational costs.

Our operations and assets are subject to risks associated with the effects of climate change and adverse weather conditions. Risks associated with climate change, such as increased frequency and/or intensity of weather events, flooding, wildfires, sea level rise, and other weather- and climate-related events could negatively impact our operations. For example, these events could disrupt or result in suspension of collection activities, disrupt landfill and transfer station operations, or hinder landfill development or expansion. It is also possible that these events could disrupt our customers’ businesses, thereby reducing the amount of waste generated by their operations. Additional laws and regulations related to climate change could also be promulgated, which could result in increased operational costs or disruption to our clients’ business, thereby impacting our operational results and financial condition.

Increases in insurance costs and the amount that we self-insure for various risks or limitations of our insurance coverage could reduce our operating margins and reported earnings.

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

The market price of diesel fuel is volatile. We generally purchase diesel fuel at market prices, and such prices have fluctuated significantly in recent years. A significant increase in market prices for fuel, as experienced recently, could adversely affect our waste collection business through a combination of higher fuel and disposal-related transportation costs and reduce our operating margins and reported earnings. To manage a portion of this risk, we have entered into fixed-price fuel purchase contracts. During periods of falling diesel fuel prices, it may become more expensive to purchase fuel under fixed-price fuel purchase contracts than at market prices as the prices under our fixed-price fuel purchase contracts may be above market prices.

We utilize compressed natural gas, or CNG, in a small percentage of our fleet and we may convert more of our fleet from diesel fuel to CNG over time. The market price of CNG is also volatile; a significant increase in such cost could adversely affect our operating margins and reported earnings.

Our accruals for our landfill site closure and post-closure costs may be inadequate.

We are required to pay capping, closure and post-closure maintenance costs for landfill sites that we own and operate as well as for landfills we operated under life-of-site agreements. Our obligations to pay closure or post-closure costs may exceed the amount we have accrued and reserved and other amounts available from funds or reserves established to pay such costs. In addition, the completion or closure of a landfill site does not end our environmental obligations. After completion or closure of a landfill site, there exists the potential for unforeseen environmental problems to occur that could result in substantial remediation costs or potential litigation. The potential increased regulation of per- and polyfluoroalkyl substances (“PFAS”), bisphenol A (“BPA”) phthalates, methane and other emerging contaminants could result in greater expenditures for closure and post-closure costs. It is also possible that accruals may need to be expanded and that costs incurred related to these activities could be accelerated. Paying additional amounts for closure or post-closure costs and/or for environmental remediation and/or for litigation could harm our financial condition, operating results, or cash flow.

Our financial results could be adversely affected by impairments of goodwill, indefinite-lived intangibles or property and equipment.

As a result of our acquisition strategy, we have a material amount of goodwill, indefinite-lived intangibles and property and equipment recorded in our financial statements. We do not amortize our existing goodwill or indefinite-lived intangibles and are required to test goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter of the year and whenever events or changes in circumstances indicate that the carrying value of goodwill and/or indefinite-lived intangible assets may not be recoverable using the one-step process prescribed in the accounting guidance. The process screens for and measures the amount of the impairment, if any. The recoverability of property and equipment is tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Application of the impairment test requires judgment. A significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions could result in an additional impairment charge in the future, which could have a significant adverse impact on our reported results. See the sections Goodwill and Indefinite-Lived Intangible Assets and Impairments of Property and Equipment and Finite-Lived Intangible Assets in Note 3, “Summary of Significant Accounting Policies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K regarding the impairment charges recorded during the years ended December 31, 2021 and 2020 on indefinite-lived intangible assets, definite-lived intangible assets and property and equipment in our E&P waste operations.

Our indebtedness could adversely affect our financial condition and limit our financial flexibility.

As of December 31, 2021, we had approximately $5.102 billion of total indebtedness outstanding, and we may incur additional debt in the future. This amount of indebtedness could:

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

In addition, a portion of our indebtedness, including interest rate swaps, is at variable rates which are based on the London Interbank Offered Rate, or LIBOR, which is expected to no longer be published after June 2023. The FASB added the Secured Overnight Financing Rate, or SOFR, as an eligible benchmark interest rate in order to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. In December 2021, the Canadian Alternative Reference Rate, or CARR, working group has recommended to cease publication of all Canadian Dollar Offered Rate, or CDOR, tenors after June 2024. We are developing a plan to transition our indebtedness from LIBOR to SOFR, and, in some cases, have already modified agreements to provide for the expected transition to SOFR.

Our ability to execute our financial strategy and our ability to incur indebtedness is somewhat dependent upon our ability to maintain investment grade credit ratings on our senior debt. The credit rating process is contingent upon our credit profile and several other factors, many of which are beyond our control, including methodologies established and interpreted by third-party rating agencies. If we were unable to maintain our investment grade credit ratings in the future, our interest expense would increase and our ability to obtain financing on favorable terms could be adversely affected.

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

If we are unable to obtain performance or surety bonds, letters of credit or insurance, we may not be able to enter into additional solid waste or other collection contracts or retain necessary landfill operating permits. Collection contracts, municipal contracts, transfer station operations and landfill closure and post-closure obligations may require performance or surety bonds, letters of credit or other financial assurance to secure contractual performance or comply with federal, state, provincial or local environmental laws or regulations. We typically satisfy these requirements by posting bonds or letters of credit. As of December 31, 2021, we had $1.301 billion of such surety bonds in place and $125.8 million of letters of credit issued and outstanding. Closure bonds are difficult and costly to obtain. If we are unable to obtain performance or surety bonds or additional letters of credit in sufficient amounts or at acceptable rates, we could be precluded from entering into additional collection contracts or obtaining or retaining landfill operating permits. Any future difficulty in obtaining insurance also could impair our ability to secure future contracts that are conditional upon the contractor having adequate insurance coverage. Accordingly, our failure to obtain performance or surety bonds, letters of credit or other financial assurances or to maintain adequate insurance coverage could limit our operations or violate federal, state, provincial, or local requirements, which could have a materially adverse effect on our business, financial condition and results of operations.

Alternatives to landfill disposal may cause our revenues and operating results to decline.

Counties and municipalities in which we operate landfills may be required to formulate and implement comprehensive plans to reduce the volume of MSW deposited in landfills through waste planning, composting, recycling or other programs, while working to reduce the amount of waste they generate. Some state, provincial and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard waste, food waste and electronics, at landfills. Even where not prohibited by state, provincial or local law, some grocery stores and restaurants have chosen to divert their organic waste from landfills, while other companies have set zero-waste goals and communicated an intention to cease the disposal of any waste in landfills. Although such actions are useful to protect our environment, these actions, as well as the actions of our customers to reduce waste or seek disposal alternatives, have reduced and may in the future further reduce the volume of waste going to landfills in certain areas, which may affect our ability to operate our landfills at full capacity and could adversely affect our operating results.

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

We participate in 15 “multiemployer” pension plans administered by employee and union trustees. We make periodic contributions to these plans to fund pension benefits for our union employees pursuant to our various contractual obligations to do so. In the event that we withdraw from participation in or otherwise cease our contributions to one of these plans, then applicable law regarding withdrawal liability could require us to make additional contributions to the plan if the accrued benefits are not fully funded, and we would have to reflect that “withdrawal liability” as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent to which accrued benefits are funded. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that participate in these plans, we may decide to discontinue participation in a multiemployer plan, and in that event, we could face withdrawal liability. Some multiemployer plans in which we participate may from time to time have significant accrued benefits that are not funded. The size of our potential withdrawal liability may be affected by the level of unfunded accrued benefits, the actuarial assumptions used by the plan and the investment gains and losses experienced by the plan.

We have established long-term, aspirational targets associated with sustainability-related investments and projects which may or may not be achieved.

Stakeholder input, business considerations, and potential regulation have reinforced the importance of developing and implementing ESG and sustainability initiatives. In 2020, we adopted long-term, aspirational sustainability targets and committed over $500 million for investments and projects to these efforts.  Our ability to achieve these targets will depend significantly on, among other things, the success of these investments and projects and our ability to meet our financial and operating objectives, which can be impacted by the numerous risks and uncertainties associated with our business and the industry in which we operate.  There is a risk that some or all of the expected benefits of these investments and projects may fail to materialize, may cost more to achieve or may not occur within the anticipated time periods. In addition, there is a risk that the actions taken by us to achieve these targets may have a negative impact on our existing business and increase capital expenditures, which could adversely affect our operating results. Our failure to achieve these targets, or a perception among key stakeholders that such targets are insufficient or unattainable, could damage our reputation, competitive position and share price.

There is increasing interest in companies developing and implementing more robust environmental, social, and governance policies and practices and disclosure around climate-related risk identification and mitigation.  In addition, certain investors and lenders are incorporating ESG factors into their investment or lending process, alongside traditional financial considerations. Developing and implementing policies and practices, and developing additional disclosure in relation to climate change and other environmental and social risk issues, can involve significant costs and require a significant time commitment from our Board of Directors, management and employees.  In addition, our failure to implement such policies, practices and disclosure could adversely affect our reputation, competitive position and share price and our ability to raise capital, even if our operating results or prospects have not changed.

Our Company published its 2021 Sustainability Report, available at www.wasteconnections.com/sustainability, to communicate our efforts to our investors and stakeholders. The 2021 Sustainability Report does not constitute part of, and is not incorporated by reference into, this Annual Report on Form 10-K or any other report we provide to the SEC or other securities regulators.

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

Public health crises, such as the COVID-19 pandemic, may impact our operations or our customers’ operations in ways that adversely affect our business, results of operations and financial condition.  The COVID-19 pandemic has resulted in adverse impacts to our business.  Fear of such events and their duration and spread might also alter consumer confidence, behavior and spending patterns, resulting in an economic slowdown that could continue to affect demand for our services.  Potential contributing factors include:

●	Mandatory and voluntary closures, shelter-in-place orders, and similar government restrictions on or advisories with respect to travel, business operations and public gatherings have impacted and may continue to impact the operations of our commercial, municipal, industrial and E&P collection customers, as well as affiliated and third-party haulers that bring waste to our landfills, transfer stations, E&P waste and recycling facilities, resulting in a decline in demand for our service offerings;
●	Weakness in the economy resulting from business closures, unemployment and other direct and indirect impacts of the COVID-19 pandemic has caused and may continue to cause customers, including residential, commercial, industrial and E&P accounts, to suffer financial difficulties and ultimately to be unable or unwilling to pay amounts owed to us. This could negatively impact our consolidated financial condition, results of operations and cash flows;
●	To the extent that a significant percentage of our workforce is unable to work, including because of illness or government restrictions in connection with the COVID-19 pandemic, our workforce and operations will be negatively impacted;
●	The additional costs associated with the COVID-19 pandemic, including those related to emergency wages, supplemental pay, personal protective equipment, testing and extended benefits programs provided by the Company to employees affected by the COVID-19 pandemic, may impact our financial results;
●	Volatility in commodity and other input costs could substantially impact our result of operations; and
●	It may become more costly or difficult to obtain debt or equity financing to fund operations or investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us.

The ultimate extent of the impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend largely on future developments, including the duration and spread of the outbreak in the U.S. and Canada, its severity, the actions to contain the novel coronavirus or treat its impact, including the distribution, acceptance and effectiveness of vaccines, the severity of COVID-19 variants, and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted at this time.

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

For example, the U.S. Congress, the Canadian government, the Organisation for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of base erosion and profit shifting (“BEPS”), where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. In 2019, Canada ratified the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting, or the MLI, as part of the OECD/G20 initiative to counter what was perceived as base erosion and profit shifting. The MLI entered into force in Canada on December 1, 2019 and entered into effect with respect to certain of Canada’s tax treaties on January 1, 2020 for withholding taxes and with respect to certain other taxes (including capital gains taxes) for tax years beginning on or after June 1, 2020 (which, for us and our affiliates, in general, was January 1, 2021). The MLI may enter into effect at a later date for certain of Canada’s tax treaties with countries that have not yet completed their domestic procedures to cause the MLI to come into effect. The MLI does not impact the tax treaty between Canada and the U.S.  In addition, in the 2021 Canadian federal budget, the Canadian government indicated it would introduce measures consistent with the OECD's recommendations in the area of hybrid mismatch arrangements.  The international tax environment continues to change as a result of these and related tax policy initiatives and reforms.  Although the timing and methods of implementation vary, numerous countries have responded to the BEPS project by implementing, or proposing to implement, changes to tax laws and tax treaties, at a rapid pace.  As a result of these and other changes, the tax laws in the United States, Canada, and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.  As a result of the rapidly changing and increasingly complex tax environment, our cost of tax compliance may increase and adversely affect our business, financial condition and results of operations.

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

Technology and Information Security Risks

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

Legal, Regulatory and Compliance Risks

Extensive and evolving environmental, health and safety laws and regulations may restrict our operations and growth and increase our costs.

Existing environmental laws and regulations have become more stringently enforced in recent years. Further, with a new federal administration taking office in 2021 in the United States, it is possible that policies and initiatives of the prior administration could be reconsidered or even reversed, which could adversely affect our operating results. For example, a policy shift away from curtailment of regulation, narrowing Clean Water Act jurisdiction, or enabling oil and gas development on federal lands could adversely affect our business and our customers’ business. In addition, our industry is subject to regular enactment of new or amended federal, state, provincial and local environmental and health and safety statutes, regulations and ballot initiatives, as well as judicial decisions interpreting these requirements, which have become more stringent over time. Citizen suits brought pursuant to environmental laws as well as purported class actions based on public or private nuisance and negligence claims related to alleged landfill odor concerns have proliferated, along with the use of social media to drive such efforts. In addition, various state, provincial and local governments and the Canadian federal government have enacted, have the authority to enact or are considering enacting laws and regulations that restrict the movement or disposal within their jurisdictions of certain types of waste generated outside their jurisdictions. We expect these trends to continue, which could lead to material increases in our costs for future environmental, health and safety compliance. These requirements also impose substantial capital and operating costs and operational limitations on us and may adversely affect our business. In addition, federal, state, provincial and local governments may change the rights they grant to, the restrictions they impose on or the laws and regulations they enforce against, solid waste and E&P waste services companies. These changes could adversely affect our operations in various ways, including without limitation, by restricting the way in which we manage storm water runoff, comply with health and safety laws, treat and dispose of E&P or other waste or our ability to operate and expand our business.

Governmental authorities and various interest groups in the United States and Canada have implemented laws and regulations designed to limit greenhouse gas, or GHG, emissions in response to growing concerns regarding climate change. For example, the State of California, the Canadian federal government and several Canadian provinces have enacted climate change laws, and other states and provinces in which we operate are considering similar actions. The EPA made an endangerment finding in 2009 allowing certain GHGs to be regulated under the CAA. This finding allows the EPA to create regulations that will impact our operations – including imposing emission reporting, permitting, control technology installation and monitoring requirements, although the materiality of the impacts will not be known until all applicable regulations are promulgated and finalized. The Canadian federal government enacted the Greenhouse Gas Pollution Pricing Act in June 2018, which established a national carbon-pricing regime starting in 2019 for provinces and territories in Canada where there is no provincial regime in place or where the provincial regime does not meet the federal benchmark. The minimum national price on carbon in Canada is equivalent to CAD $50 per tonne CO2e in 2022.  The Canadian federal government announced a plan to further increase the carbon price by CAD $15 per year starting in 2023, reaching CAD $170 per tonne of CO2e by 2030. On November 19, 2020, the federal government introduced Bill C-12, the Canadian Net-Zero Emissions Accountability Act, which establishes the framework for national GHG emissions reduction targets to attain net-zero emissions by 2050. Several Canadian provinces have promulgated legislation and regulations to limit GHG emissions through requirements of specific controls, carbon levies, cap and trade programs or other measures. Comprehensive GHG legislation or regulation, including carbon pricing, affects not only our business, but also that of our customers.

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

Further, governmental authorities have considered or have begun to implement increased regulation of PFAS and potentially other emerging contaminants, which could adversely affect our operations. The regulation of these substances could increase or accelerate our financial obligations associated with closure obligations, post-closure maintenance and other environmental remediation related to our solid waste facilities. Further, more stringent permitting obligations, including those relating to air and wastewater, as well as enhanced treatment of landfill leachate and landfill gas could adversely affect our operations in various ways, including without limitation, increased operational expenses as well as treatment and disposal costs, greater capital expenditures to meet control requirements, costs of compliance with permitting and health and safety requirements, and litigation risk.

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

We are, and from time to time become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Many of these matters raise complicated factual and legal issues and are subject to uncertainties and complexities, all of which make the matters costly to address. For example, in recent years, wage and employment laws have changed regularly and become increasingly complex, which has fostered litigation, including purported class actions. Similarly, purported class actions based on claims related to allegedly unlawful landfill odors and rates and fees charged under certain contracts for collection services have proliferated, as have citizen suits brought pursuant to environmental laws, such as those regulating the treatment of storm water runoff. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our consolidated financial condition, results of operations and cash flows. See discussion in Note 13, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

We may also be liable for any on-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal we or our predecessors arranged or conducted. Some environmental laws and regulations may impose strict, joint and several liability in connection with releases of regulated substances into the environment. New or increased regulation of substances, such as PFAS or other emerging contaminants, could also lead to increased or previously unauthorized remediation costs or litigation risk.  Therefore, in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties, including our predecessors. If we were to incur liability for environmental damage, environmental clean-ups, corrective action or damage not covered by insurance or in excess of the amount of our coverage, our financial condition or operating results could be materially adversely affected. For example, see the discussion regarding the Lower Duwamish Waterway Superfund Site Allocation Process in Note 13, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2021, we owned 334 solid waste collection operations, 142 transfer stations, 61 MSW landfills, 12 E&P waste landfills, 14 non-MSW landfills, 71 recycling operations, four intermodal operations, 23 E&P liquid waste injection wells and 19 E&P waste treatment and oil recovery facilities, and operated, but did not own, an additional 53 transfer stations, 10 MSW landfills and two intermodal operations, in 43 states in the U.S. and six provinces in Canada. Non-MSW landfills accept construction and demolition, industrial and other non-putrescible waste. We lease certain of the sites on which these facilities are located. We lease various office facilities, including our combined corporate and regional offices in Woodbridge, Ontario, Canada, where we occupy approximately 15,000 square feet of space. In addition, we lease our administrative and regional offices in The Woodlands, Texas, where we occupy approximately 96,000 square feet of space. We also maintain regional administrative offices in each of our other segments. We own a variety of equipment, including waste collection and transportation vehicles, related support vehicles, double-stack rail cars, carts, containers, chassis and heavy equipment used in landfill, collection, transfer station, waste treatment and intermodal operations. We believe that our existing facilities and equipment are adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets in connection with future acquisitions.

ITEM 3.  LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found under the “Legal Proceedings” section in Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Waste Connections, Inc. is a corporation organized under the laws of Ontario, Canada.  In 2016, the predecessor corporation, Waste Connections, Inc., a Delaware corporation, entered into a business combination with Progressive Waste Solutions Ltd., a corporation organized under the laws of Ontario, Canada (“Progressive Waste” and the transaction, the “Progressive Waste acquisition”).  References to the “Company” and “Waste Connections” in this Annual Report on Form 10-K refer to the combined business after the business combination and to the Delaware corporation, now known as “Waste Connections US, Inc., before the Progressive Waste acquisition..  All references to “dollars” or “$” used herein refer to U.S. dollars, and all references to CAD $ used herein refer to Canadian dollars, unless otherwise stated.

Our common shares are listed on the New York Stock Exchange, or NYSE, and the Toronto Stock Exchange, or TSX, under the symbol “WCN”.

As of February 4, 2022, there were 87 holders of record of our common shares. Because many of our common shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

On February 16, 2022, we announced that our Board of Directors approved a regular quarterly cash dividend of $0.23 per common share. All dividends paid by the Company on its common shares after June 1, 2016 are designated as “eligible dividends” for Canadian federal income tax purposes and such treatment will continue unless a notification of change is posted on our website. Our Board of Directors will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. We cannot assure you as to the amounts or timing of future dividends. We have the ability under our Credit Agreement (as defined below) to repurchase our common shares and pay dividends provided we maintain specified financial ratios.

On July 27, 2021, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid (“NCIB”) to purchase up to 13,025,895 of our common shares during the period of August 10, 2021 to August 9, 2022 or until such earlier time as the NCIB is completed or terminated at our option. The renewal followed the conclusion of our NCIB that expired August 9, 2021.  We received TSX approval for our annual renewal of the NCIB on August 6, 2021.  Under the NCIB, we may make share repurchases only in the open market, including on the NYSE, the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of the common shares and overall market conditions.  All common shares purchased under the NCIB shall be immediately cancelled following their repurchase. As of December 31, 2021, we have repurchased 3.0 million of our common shares pursuant to the NCIB in effect during that period at an aggregate cost of $339.0 million, or an average price of $112.85 per share.  The table below reflects repurchases we made during the three months ended December 31, 2021 (in thousands of U.S. dollars, except share and per share amounts):

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share (1)	Program	the Program
10/1/21 - 10/31/21	—	$-	—	13,025,895
11/1/21 - 11/30/21	—	$-	—	13,025,895
12/1/21 - 12/31/21	257,832	$129.36	257,832	12,768,063
	257,832	$129.36	257,832

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

The graph depicts a five-year comparison of cumulative total returns for the Company’s common shares. The graph assumes an investment of US$100 in our common shares on December 31, 2016, and the reinvestment of all dividends. This chart has been calculated in compliance with SEC requirements and prepared by Capital IQ® using the USD index in the case of the S&P/TSX 60 Index.

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
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

	Base	Indexed Returns
	Period	Years Ending
Company Name / Index	16-Dec	Dec17	Dec18	Dec19	Dec20	Dec21
Waste Connections, Inc.	$100	$136.47	$143.94	$177.31	$201.88	$270.11
S&P 500 Index	$100	$121.83	$116.49	$153.17	$181.35	$233.41
S&P/TSX 60 Index	$100	$117.50	$99.62	$127.94	$137.47	$177.53
Dow Jones U.S. Waste & Disposal Services Index	$100	$117.08	$117.21	$158.35	$168.74	$235.89

THE SHARE PRICE PERFORMANCE INCLUDED IN THIS GRAPH IS NOT NECESSARILY INDICATIVE OF FUTURE SHARE PRICE PERFORMANCE.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

We make statements in this Annual Report on Form 10-K that are forward-looking in nature.  These include:

●	Statements regarding our landfills, including capacity, duration, special projects, demand for and pricing of recyclables, landfill alternatives and related capital expenditures;
●	Discussion of competition, loss of contracts, price increases and additional exclusive and/or long-term collection service arrangements;
●	Forecasts of cash flows necessary for operations and free cash flow to reduce leverage as well as our ability to draw on our credit facility and access the capital markets to refinance or expand;
●	Statements regarding our ability to access capital resources or credit markets at all or on favorable terms;
●	Plans for, and the amount of, certain capital expenditures for our existing and newly acquired properties and equipment;
●	Statements regarding fuel, oil and natural gas demand prices and price volatility;
●	Assessments of regulatory developments and potential changes in environmental, health, safety and tax laws and regulations; and
●	Other statements on a variety of topics such as the COVID-19 pandemic, credit risk of customers, seasonality, labor/pension costs and labor union activity, operational and safety risks, acquisitions, litigation results, goodwill impairments, insurance costs and cybersecurity threats.

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

The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile. Macroeconomic and geopolitical conditions, including a significant decline in oil prices driven by both surplus production and supply, as well as the decrease in demand caused by factors including the COVID-19 pandemic, have resulted in decreased levels of oil and natural gas exploration and production activity and a corresponding decrease in demand for our E&P waste services.  Additionally, across the industry there is uncertainty regarding future demand for oil and related services, as noted by several energy companies, many of whom are customers of our E&P waste operations.  These companies have written down the values of their oil and gas assets in anticipation of the potential for the decarbonization of their energy product mix given an increased global focus on reducing greenhouse gases and addressing climate change.  Such uncertainty regarding global demand has had a significant impact on the investment and operating plans of our E&P waste customers in the basins where we operate.  If the prices of crude oil and natural gas substantially decline, it could lead to declines in the level of production activity and demand for our E&P waste services, which could result in the recognition of additional impairment charges on our intangible assets and property and equipment associated with our E&P waste operations.  See the section Impairments of Property and Equipment and Finite-Lived Intangible Assets in Note 3, “Summary of Significant Accounting Policies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the impairment charges recorded during the years ended December 31, 2021 and 2020.

Executive Overview

We are an integrated solid waste services company that provides non-hazardous waste collection, transfer and disposal services, along with resource recovery primarily through recycling and renewable fuels generation, in mostly exclusive and secondary markets across 43 states in the U.S. and six provinces in Canada. Waste Connections also provides E&P waste services in several basins across the U.S., as well as intermodal services for the movement of cargo and solid waste containers in the Pacific Northwest.

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

The COVID-19 Pandemic’s impact on our Results of Operations

March 11, 2021 marked the one year anniversary of COVID-19 being declared a global pandemic by the World Health Organization. The related economic disruptions largely associated with closures or restrictions put into effect following the onset of the COVID-19 pandemic in the first quarter of 2020 resulted in declines in solid waste commercial collection, transfer station and landfill volumes, and roll off activity. Throughout the remaining fiscal year 2020, solid waste revenue and reported volumes largely reflected the pace and shape of the closures and subsequent reopening activity, with the timing and magnitude of recovery varying by market. Reported solid waste volumes in 2020 turned slightly negative in the first quarter, were most negative in the second quarter, and showed sequential improvement during the second half of the year, finishing the year at negative 3.1% in the fourth quarter. In the first quarter of 2021, the final period to include comparisons to pre-COVID-19 activity levels on a year over year basis, solid waste volumes were down 3.2%.  In the second quarter of 2021, solid waste volumes increased sequentially by 9.6% to up 6.5% on a year over year basis, with positive volumes in all regions. In the second half of 2021, volumes remained positive in spite of increasingly difficult year over year comparisons as a result of reopening activity in 2020.

The COVID-19 pandemic also contributed to the decline in demand for and the value of crude oil, which impacted E&P drilling activity and resulted in lower E&P waste revenue, with the quarterly run rate decreasing from approximately $60 million in the first quarter of 2020 to approximately $25 million through the first quarter of 2021.  On increased drilling activity in several active shale basins, E&P waste revenue increased to a quarterly run rate of approximately $35 million in the second half of 2021.

Since the onset of the COVID-19 pandemic, protecting the health, welfare and safety of our employees has been our top priority. Recognizing the potential for financial hardship and other challenges, we have looked to provide a safety net for our employees on issues of income and family health. To that end, since the onset of the pandemic through year-end 2021, we have incurred over $40 million in incremental COVID-19-related costs, primarily supplemental pay for frontline employees. We continue to support our employees and their families, including with certain costs continuing in early 2022 due to surges in cases related to certain variants.  The impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows in future periods will depend largely on future developments, including the duration and spread of the outbreak in the U.S. and Canada, the rate of vaccinations, the severity of COVID-19 variants, the actions to contain such coronavirus variants, and how quickly and to what extent normal economic and operating conditions can resume.

As a result of the COVID-19 pandemic and subsequent reopening activity in 2021, we have also experienced an impact to our operating costs as a result of factors including supply chain disruptions and labor constraints, as demand has recovered and competition has increased.  As a result, we have incurred incremental costs associated with higher wages, increased overtime as a result of higher turnover, and increased reliance on third party services.

2021 Financial Performance

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

Operating Results

Revenues in 2021 increased 13.0% to $6.151 billion from $5.446 billion in 2020. Acquisitions closed during, or subsequent to, the prior year, net of divestitures, accounted for $215.4 million in incremental revenues in 2021.   Excluding the impact of such acquisitions, revenues increased 9.0% due predominantly to higher internal growth in solid waste.  Solid waste internal growth was positive 8.4%, due to higher price increases, higher surcharges and higher volumes, which turned positive following the anniversary of the onset of the COVID-19 pandemic in the first quarter. Pricing growth was 5.0%, with core pricing up 4.7%, plus materials and environmental surcharges of positive 0.3%. Volumes increased  by 1.6% on increases in landfill and hauling volumes beginning in the second quarter, which reflected the prior year comparisons due primarily to the impact of the COVID-19 pandemic and subsequent reopening activity. Increases in the value of recycled commodities resulted in a 1.8% increase to internal solid waste growth. Increases in the value of renewable fuels resulted in an increase of 0.6% to overall growth; and lower E&P waste activity resulted in a 0.3% decrease to overall growth.

Net income attributable to Waste Connections increased 202.0% to $618.0 million in 2021, from $204.7 million in 2020.  In 2021, adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, a non-GAAP financial measure (refer to page 73 of this Annual Report on Form 10-K for a definition and reconciliation to Net income attributable to Waste Connections), increased 15.5% to $1.919 billion, from $1.662 billion in 2020. As a percentage of revenue, adjusted EBITDA increased from 30.5% in 2020, to 31.2% in 2021. This 0.7 percentage point increase was due to price-led organic growth in solid waste and the benefit of higher commodity-driven revenue, partially offset by lower E&P waste activity.  Adjusted net income attributable to Waste Connections, a non-GAAP financial measure (refer to page 74 of this Annual Report on Form 10-K for a definition and reconciliation to Net income attributable to Waste Connections), in 2021 increased 21.7% to $846.6 million from $695.8 million in 2020.

Adjusted Free Cash Flow

Net cash provided by operating activities increased 20.6% to $1.698 billion in 2021, from $1.409 billion in 2020. Capital expenditures for property and equipment increased from $597.1 million in 2020 to $744.3 million in 2021, an increase of $147.2 million, or 24.7%. Adjusted free cash flow, a non-GAAP financial measure (refer to page 72 of this Annual Report on Form 10-K for a definition and reconciliation to Net cash provided by operating activities), increased by $167.7 million to $1.010 billion in 2021, from $841.9 million in 2020. Adjusted free cash flow as a percentage of revenues was 16.4% in 2021, as compared to 15.5% in 2020.

Return of Capital and Distributions to Shareholders

In 2021, we distributed $559.2 million to shareholders through a combination of cash dividends and share repurchases.  We paid $220.2 million to shareholders through cash dividends declared by our Board of Directors, which also increased the quarterly cash dividend by 12.2%, from $0.205 to $0.23 per common share in October 2021. Cash dividends increased $20.3 million, or 10.2%, from $199.9 million in 2020 due to a 10.8% increase in the quarterly cash dividend declared by our Board of Directors in October 2020, followed by the additional increase in October 2021. Our Board of Directors intends to review the quarterly dividend during the fourth quarter of each year, with a long-term objective of increasing the amount of the dividend. In 2021, we also repurchased 3.004 million common shares at an aggregate cost of $339.0 million.  We expect the amount of capital we return to shareholders through share repurchases to vary depending on our financial condition and results of operations, capital structure, the amount of cash we deploy on acquisitions, expectations regarding the timing and size of acquisitions, the market price of our common shares, and overall market conditions. We cannot assure you as to the amounts or timing of future share repurchases or dividends. We have the ability under our Credit Agreement to repurchase our common shares and pay dividends provided that we maintain specified financial ratios.

Capital Position

We target a Leverage Ratio, as defined in our Credit Agreement, of approximately 2.5x – 3.0x total debt to EBITDA. The Leverage Ratio is a non-GAAP ratio (refer to page 74 of this Annual Report on Form 10-K for more information on this ratio). Higher EBITDA in 2021 more than offset the impact of higher debt, resulting in a decrease in our Leverage Ratio from 2.68x at December 31, 2020 to 2.50x at December 31, 2021.  Cash balances decreased from $617.3 million at December 31, 2020 to $147.4 million at December 31, 2021, and we had $933.8 million of remaining borrowing capacity under our Credit Agreement, which matures in July 2026.

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

Income taxes. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. If our judgment and estimates concerning assumptions made in calculating our expected future income tax rates are incorrect, our deferred income tax assets and liabilities would change. Based on our deferred income tax liability balance at December 31, 2021, each 0.1 percentage point change to our expected future income tax rates would change our deferred income tax liability balance and income tax expense by approximately $3.3 million.

Accounting for landfills. We recognize landfill depletion expense as airspace of a landfill is consumed. Our landfill depletion rates are based on the remaining disposal capacity at our landfills, considering both permitted and probable expansion airspace. We calculate the net present value of our final capping, closure and post-closure commitments by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in our final capping, closure and post-closure liabilities being recorded in “layers.”  The resulting final capping, closure and post-closure obligations are recorded on the consolidated balance sheet along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. The accounting methods discussed below require us to make certain estimates and assumptions. Changes to these estimates and assumptions, including as a result of inflation, could have a material effect on our financial condition and results of operations. Any changes to our estimates are applied prospectively.

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

Final capping, closure and post-closure obligations. We accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and the landfills that we operate, but do not own, under life-of-site agreements. We could have additional material financial obligations relating to final capping, closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future. Our discount rate assumption for purposes of computing 2021 and 2020 “layers” for final capping, closure and post-closure obligations was 3.25% and 4.75%, which reflects our long-term credit adjusted risk free rate as of the end of 2020 and 2019. Our inflation rate assumption was 2.25% and 2.50% for the years ended December 31, 2021 and 2020, respectively. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill final capping, closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations. Additionally, changes in regulatory or legislative requirements could increase our costs related to our landfills, resulting in a material adverse effect on our financial condition and results of operations.

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

As part of our goodwill impairment test, we estimate the fair value of each of our reporting units using discounted cash flow analyses.  At December 31, 2019, our reporting units consisted of our five geographic solid waste operating segments and our E&P segment.  As of July 1, 2020, we combined all operations of our E&P segment into the Southern segment, based on our determination that the two operating segments met the aggregation criteria, and eliminated the E&P segment.  We compare the fair value of each reporting unit with the carrying value of the net assets assigned to the reporting unit. If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results. If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In testing indefinite-lived intangible assets for impairment, we compare the estimated fair value of each indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in our Consolidated Statements of Net Income.

Discounted cash flow analyses require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows, growth rates and income tax rates. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization. For our impairment testing of our operating segments for the year ended December 31, 2021, we determined that the indicated fair value of our reporting units exceeded their carrying value by approximately 200% on average and, therefore, we did not record an impairment charge. The detailed results of our 2021, 2020 and 2019 impairment tests are described in Note 3 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Business Combination Accounting. We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of the noncontrolling interest in the acquiree (if any) and the acquisition date fair value of our previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed. At the acquisition date, we measure the fair values of all assets acquired and liabilities assumed that arise from contractual contingencies. We measure the fair values of all noncontractual contingencies if, as of the acquisition date, it is more likely than not that the contingency will give rise to an asset or liability.

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

Other revenues consist primarily of the sale of methane gas and renewable energy credits generated from our MSW landfills and revenues from intermodal services. Intermodal revenue is primarily generated through providing intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities. The fees received for intermodal services are based on negotiated rates and vary depending on volume commitments by the shipper and destination.

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented. The following table disaggregates our revenue by service line for the periods indicated (dollars in thousands of U.S. dollars).

	Years Ended December 31,
	2021	2020	2019
Commercial	$1,813,426	$1,610,313	$1,593,217
Residential	1,673,819	1,528,217	1,380,763
Industrial and construction roll off	954,181	833,148	841,173
Total collection	4,441,426	3,971,678	3,815,153
Landfill	1,233,499	1,146,732	1,132,935
Transfer	859,113	777,754	771,316
Recycling	205,076	86,389	64,245
E&P	138,707	159,438	271,887
Intermodal and other	152,194	118,396	121,137
Intercompany	(878,654)	(814,397)	(787,994)
Total	$6,151,361	$5,445,990	$5,388,679

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers’ compensation, vehicle and equipment insurance, insurance and employee group health claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our significant costs of operations in 2021 were labor, employee benefits, third-party disposal and transportation, vehicle, equipment and property maintenance, taxes and fees, insurance and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers’ compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. We carry insurance for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability and directors’ and officers’ liability as well as for employee group health claims, property and workers’ compensation. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

Selling, general and administrative, or SG&A, expense includes management, sales force, clerical and administrative employee compensation and benefits, legal, accounting and other professional services, acquisition expenses, bad debt expense and lease cost for our administrative offices.

Depreciation expense includes depreciation of equipment and fixed assets over their estimated useful lives using the straight-line method. Depletion expense includes depletion of landfill site costs and total future development costs as remaining airspace of the landfill is consumed. Remaining airspace at our landfills includes both permitted and probable expansion airspace. Amortization expense includes the amortization of finite-lived intangible assets, consisting primarily of long-term franchise agreements and contracts, customer lists and non-competition agreements.  We use an accelerated or straight line basis for amortization, depending on the attributes of the related intangibles.  Goodwill and indefinite-lived intangible assets, consisting primarily of certain perpetual rights to provide solid waste collection and transportation services in specified territories, are not amortized.

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

Presentation of Results of Operations, Segment Reporting, and Liquidity and Capital Resources

The following discussion and analysis of our Results of Operations, Segment Reporting, and Liquidity and Capital Resources includes a comparison for the year ended December 31, 2021 to the year ended December 31, 2020. A similar discussion and analysis that compares the year ended December 31, 2020 to the year ended December 31, 2019 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

The following table sets forth items in our Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2021	% of Revenues	2020	% of Revenues
Revenues	$6,151,361	100.0%	$5,445,990	100.0%
Cost of operations	3,654,074	59.4	3,276,808	60.2
Selling, general and administrative	612,337	10.0	537,632	9.9
Depreciation	673,730	10.9	621,102	11.4
Amortization of intangibles	139,279	2.3	131,302	2.4
Impairments and other operating items	32,316	0.5	466,718	8.5
Operating income	1,039,625	16.9	412,428	7.6

Interest expense	(162,796)	(2.6)	(162,375)	(3.0)
Interest income	2,916	0.0	5,253	0.1
Other income (expense), net	6,285	0.1	(1,392)	0.0
Loss on early extinguishment of debt	(115,288)	(1.9)	—	—
Income tax provision	(152,253)	(2.5)	(49,922)	(0.9)
Net income	618,489	10.0	203,992	3.8
Net loss (income) attributable to noncontrolling interests	(442)	0.0	685	0.0
Net income attributable to Waste Connections	$618,047	10.0%	$204,677	3.8%

Years Ended December 31, 2021 and 2020

Revenues.  Total revenues increased $705.4 million, or 13.0%, to $6.151 billion for the year ended December 31, 2021, from $5.446 billion for the year ended December 31, 2020.

During the year ended December 31, 2021, incremental revenue from acquisitions closed during, or subsequent to, the year ended December 31, 2020, increased revenues by approximately $228.0 million.

Operations that were divested in 2021, and the full year impact of operations that were divested in 2020, decreased revenues by approximately $12.6 million for the year ended December 31, 2021.

During the year ended December 31, 2021, the net increase in prices charged to our customers at our existing operations was $257.2 million, consisting of $243.5 million of core price increases and surcharges of $13.7 million.

During the year ended December 31, 2021, volume increases in our existing business increased solid waste revenues by $85.0 million as many of our markets benefitted from increased business activity resulting from reductions in COVID-19-related restrictions.

E&P waste revenues at facilities owned during the years ended December 31, 2021 and 2020 decreased $18.9 million attributable to the first and second quarter results in 2021 (which had a combined decrease of $39.0 million) being adversely impacted by decreases in the demand for crude oil as a result of economic disruptions from the COVID-19 pandemic resulting in a drop in the value of crude oil, decreases in drilling and production activity levels and decreases in overall demand for our E&P waste services, with our third and fourth quarter results in 2021 (which had a combined increase of $20.1 million) benefitting from recoveries in the demand for crude oil and our E&P waste services.

An increase in the average Canadian dollar to U.S. dollar currency exchange rate resulted in an increase in revenues of $48.1 million for the year ended December 31, 2021. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7982 and 0.7472 for the years ended December 31, 2021 and 2020, respectively.

Revenues from sales of recyclable commodities at facilities owned during the years ended December 31, 2021 and 2020 increased $92.7 million due primarily to higher prices for old corrugated cardboard, aluminum, plastics and other paper products, higher volumes collected from residential recycling customers and the partial recovery of collected commercial recycling volumes which declined in the prior year period due to economic disruptions resulting from the COVID-19 pandemic.

Other revenues increased $25.9 million during the year ended December 31, 2021, due primarily to a $24.4 million increase resulting from higher prices for renewable energy credits associated with the generation of landfill gas at our Canada segment, a $5.4 million increase in landfill gas sales at our U.S. segments and a $1.9 million increase in other non-core revenue sources, partially offset by a $5.8 million decrease in intermodal revenues due primarily to customer losses and shipping port logistical constraints resulting in a reduction in intermodal cargo volumes.

Cost of Operations.  Total cost of operations increased $377.3 million, or 11.5%, to $3.654 billion for the year ended December 31, 2021, from $3.277 billion for the year ended December 31, 2020. The increase was primarily the result of an increase in operating costs at our existing operations of $235.3 million, assuming foreign currency parity, $123.6 million of additional operating costs from acquisitions closed during, or subsequent to, the year ended December 31, 2020 and $26.5 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in operating costs of $8.1 million at operations divested during or subsequent to the year ended December 31, 2020.

The increase in operating costs of $235.3 million, assuming foreign currency parity, at our existing operations for the year ended December 31, 2021, consisted of an increase in labor expenses at our solid waste operations of $80.6 million due primarily to employee pay increases and headcount additions to support solid waste volume increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $35.8 million due primarily to increased collection routes and equipment operating hours and parts and service rate increases, an increase in diesel fuel expense of $29.7 million due to higher fuel prices, an increase in third-party disposal expenses of $28.7 million due primarily to increased solid waste collection volumes, an increase in third-party trucking and transportation expenses of $27.7 million due primarily to increased transfer station and landfill special waste volumes requiring trucking and transportation services to our landfills, an increase in taxes on revenues of $16.8 million due primarily to increased revenues in our solid waste markets, an increase in employee medical benefits expenses of $13.2 million due to an increase in medical visits, an increase in subcontracted hauling services at our solid waste operations of $10.8 million due to outsourcing the servicing of certain non-strategic contracts and commercial collection customers to third party haulers, an increase in 401(k) matching expenses of $10.8 million due to the prior year period reflecting less expenses as we suspended our 401(k) match from June 1, 2020 to December 31, 2020, an increase in landfill maintenance, environmental compliance and daily cover expenses of $4.6 million due to increased compliance requirements under our landfill operating permits, an increase in leachate expense of $4.5 million due primarily to the impact of hurricanes and tropical storms causing higher precipitation in certain markets where our landfills are located, an increase in expenses for processing recyclable commodities of $3.4 million due to the net impact of increases attributable to changes in our accounting policy associated with recognizing certain recyclable commodity sales gross of selling and processing expenses exceeding decreases attributable to price reductions charged by third-party recycling processors resulting from recyclable commodity values, an increase in insurance premium expenses of $2.9 million due primarily to increased insurance premium costs for auto and environmental compliance, an increase in heavy equipment rental expenses of $2.0 million to provide support for solid waste volume increases at our disposal operations and $4.5 million of other net expense increases, partially offset by a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel of $20.4 million due to the prior year period including non-recurring expenses to recognize services provided by our frontline employees during the COVID-19 pandemic, a decrease in expenses for auto and workers’ compensation claims of $8.6 million due primarily to higher claims severity in the prior year period and adjustments recorded in the current year period to decrease projected losses on outstanding claims originally recorded prior to 2021, a combined decrease in labor and subcontracted operating and remediation services at our E&P waste operations of $7.6 million due to E&P disposal volume decreases and a decrease in intermodal rail expenses of $4.1 million due to a reduction in cargo volume.

Cost of operations as a percentage of revenues decreased 0.8 percentage points to 59.4% for the year ended December 31, 2021, from 60.2% for the year ended December 31, 2020. The decrease as a percentage of revenues consisted of a 0.4 percentage point decrease from a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel, a combined 0.4 percentage point decrease associated with solid waste labor and disposal due to price-driven revenue increases in our solid waste services, recyclable commodity sales and renewable energy credits, a 0.3 percentage point decrease from a reduction in expenses for auto and workers’ compensation claims and a 0.1 percentage point decrease from all other net changes, partially offset by a 0.2 percentage point increase from higher fuel expenses and a 0.2 percentage point increase from higher 401(k) expenses.

SG&A.  SG&A expenses increased $74.7 million, or 13.9%, to $612.3 million for the year ended December 31, 2021, from $537.6 million for the year ended December 31, 2020. The increase was comprised of an increase of $56.1 million in SG&A expenses at our existing operations, assuming foreign currency parity, $14.7 million of additional SG&A expenses from operating locations at acquisitions closed during, or subsequent to, the year ended December 31, 2020 and $4.7 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in SG&A expenses of $0.8 million at operations divested during, or subsequent to, the year ended December 31, 2020.

The increase in SG&A expenses at our existing operations of $56.1 million, assuming foreign currency parity, for the year ended December 31, 2021, was comprised of an increase in accrued recurring cash incentive compensation expense to our management of $16.5 million, a collective increase in travel, meeting, training and community activity expenses of $10.4 million due to increased travel and social gatherings in the current year period due to a reduction in restrictions associated with the COVID-19 pandemic, an increase in equity-based compensation expenses of $7.2 million associated with our annual recurring grant of restricted share units to our personnel, an increase in administrative payroll expenses of $6.5 million due primarily to annual pay and headcount increases, an increase in professional fees of $5.7 million due primarily to increased legal services and increased expenses associated with professional tax services, an increase in 401(k) matching expenses of $3.8 million due to the prior year period suspension of our 401(k) match, an increase in employee medical benefits expenses of $3.4 million due to an increase in medical visits, an increase in employee relocation expenses of $2.3 million, an increase in advertising expenses of $2.0 million due primarily to cost reduction efforts associated with the COVID-19 pandemic reducing the prior year period expenses, an increase in credit card and bank fees of $2.0 million due to increased revenues and customer counts, an increase in share-based compensation expenses of $1.6 million associated with equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016, which are subject to valuation adjustments each period based on changes in fair value, due primarily to share price increases in the current period, an increase in direct acquisition expenses of $1.5 million due to an increase in acquisition activity in the current period, an increase in equity-based compensation expenses of $1.2 million associated with the net impact of current and prior period adjustments of our common shares held in our deferred compensation plan by certain key executives to fair value as a result of the shares being exchanged for other investment options and an increase in deferred compensation expenses of $1.1 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked, partially offset by a decrease in expenses for uncollectible accounts receivable of $7.1 million primarily due to the prior year period incurring increased expenses due to customers experiencing financial difficulties resulting from the economic impact of the COVID-19 pandemic and $2.0 million of other net expense decreases.

SG&A expenses as a percentage of revenues increased 0.1 percentage points to 10.0% for the year ended December 31, 2021, from 9.9% for the year ended December 31, 2020. The increase as a percentage of revenues consisted of a 0.2 percentage point increase from higher cash incentive compensation expense, a 0.1 percentage point increase from higher legal expenses, a 0.1 percentage point increase from higher 401(k) expenses and a 0.1 percentage point increase from higher travel and meeting expenses, partially offset by a 0.3 percentage point decrease from leveraging existing personnel to support our solid waste volume and price-driven revenue increases and a 0.1 percentage point decrease from lower expenses for uncollectible accounts receivable.

Depreciation.  Depreciation expense increased $52.6 million, or 8.5%, to $673.7 million for the year ended December 31, 2021, from $621.1 million for the year ended December 31, 2020. The increase was comprised of an increase in depreciation expense of $21.0 million from the impact of additions to our fleet and equipment purchased to support our existing operations, an increase in depreciation and depletion expense of $17.4 million from acquisitions closed during, or subsequent to, the year ended December 31, 2020, an increase in depletion expense of $11.9 million resulting from increased landfill MSW and special waste volumes and $5.6 million resulting from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in depreciation and depletion expense of $3.3 million from operations divested during, or subsequent to, the year ended December 31, 2020.

Depreciation expense as a percentage of revenues decreased 0.5 percentage points to 10.9% for the year ended December 31, 2021, from 11.4% for the year ended December 31, 2020. The decrease as a percentage of revenues was primarily attributable to the impact of price-driven revenue increases in our solid waste services, recyclable commodity sales and renewable energy credits.

Amortization of Intangibles.  Amortization of intangibles expense increased $8.0 million, or 6.1%, to $139.3 million for the year ended December 31, 2021, from $131.3 million for the year ended December 31, 2020. The increase was the result of $14.5 million from intangible assets acquired in acquisitions closed during, or subsequent to, the year ended December 31, 2020 and $1.5 million from an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease of $7.7 million from certain intangible assets becoming fully amortized subsequent to December 31, 2020 and a decrease of $0.3 million from operations divested during, or subsequent to, the year ended December 31, 2020.

Amortization expense as a percentage of revenues decreased 0.1 percentage points to 2.3% for the year ended December 31, 2021, from 2.4% for the year ended December 31, 2020. The decrease as a percentage of revenues was primarily attributable to the impact of price-driven revenue increases in our solid waste services, recyclable commodity sales and renewable energy credits offsetting increases associated with intangible assets acquired in 2021.

Impairments and Other Operating Items.  Impairments and other operating items decreased $434.4 million, to net losses totaling $32.3 million for the year ended December 31, 2021, from net losses totaling $466.7 million for the year ended December 31, 2020.

The net losses of $32.3 million recorded during the year ended December 31, 2021 consisted of $18.7 million of impairment charges to property and equipment and intangible assets at three of our E&P waste operations, $4.9 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date, a $4.6 million loss resulting from property and equipment damaged in a facility fire, $2.8 million of adjustments to increase the carrying value of certain contingent consideration liabilities, $1.5 million of losses on property and equipment disposals and $1.8 million of other net charges, partially offset by $2.0 million of gains from the disposal of assets at two non-strategic operating locations.

During the year ended December 31, 2020, we concluded that a triggering event occurred which required us to perform an impairment test of the property and equipment and intangible assets of our E&P waste operations as of June 30, 2020. As a result of the impairment test, we concluded that the carrying value of four E&P landfills exceeded their estimated fair value, resulting in an impairment charge of $417.4 million to property and equipment. The remaining net losses of $49.3 million recorded during the year ended December 31, 2020 consisted of $18.4 million to adjust the carrying value of contingent consideration liabilities, $13.3 million of charges to adjust the carrying values of certain long-lived assets acquired in the Progressive Waste acquisition, $6.9 million of losses on property and equipment that were disposed of through sales or as a result of being damaged in operations, $6.1 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date, $3.6 million of losses on the disposal of certain non-strategic operating locations and $1.0 million of other net charges.

Operating Income.  Operating income increased $627.2 million, or 152.1%, to $1.040 billion for the year ended December 31, 2021, from $412.4 million for the year ended December 31, 2020.

Our operating results for the year ended December 31, 2020 were adversely impacted by the aforementioned impairment charge at our E&P waste operations of $417.4 million. The remaining increase in our operating income for the year ended December 31, 2021 was due primarily to price increases for our solid waste services, increases in solid waste collection and disposal volumes, operating income contributions from increased sales of recyclable commodities and renewable energy credits associated with the generation of landfill gas, operating income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2020 and an increase in the average Canadian dollar to U.S. dollar currency exchange rate.

Operating income as a percentage of revenues increased 9.3 percentage points to 16.9% for the year ended December 31, 2021, from 7.6% for the year ended December 31, 2020.  The increase as a percentage of revenues was comprised of an 8.0 percentage point decrease in impairments and other operating items, a 0.8 percentage point decrease in cost of operations, a 0.5 percentage point decrease in depreciation expense and a 0.1 percentage point decrease in amortization expense, partially offset by at 0.1 percentage point increase in SG&A expense.

Interest Expense.  Interest expense increased $0.4 million, or 0.3%, to $162.8 million for the year ended December 31, 2021, from $162.4 million for the year ended December 31, 2020. The increase was primarily attributable to an increase of $11.2 million from the September 2021 issuance of our 2032 Senior Notes (as defined below) and our 2052 Senior Notes (as defined below), an increase of $4.3 million from higher net interest rates on borrowings outstanding under our Credit Agreement due primarily to $600 million in interest rate swap agreements commencing in October 2020 at higher interest rates than $575 million in interest rate swap agreements which expired between September 2020 and October 2020, an increase of $4.0 million from the full year impact of the January 2020 issuance of our 2030 Senior Notes (as defined below) and the March 2020 issuance of our 2050 Senior Notes (as defined below) and an increase of $0.5 million due to an increase in the average borrowings outstanding under our Credit Agreement, partially offset by a decrease of $18.9 million from the repayment of $1.75 billion of senior unsecured notes in 2021 and $0.7 million of other net decreases.

Interest Income.  Interest income decreased $2.4 million to $2.9 million for the year ended December 31, 2021, from $5.3 million for the year ended December 31, 2020. The decrease was primarily attributable to lower reinvestment rates and lower average cash balances in the current period.

Other Income (Expense), Net.  Other income (expense), net increased $7.7 million, to an income total of $6.3 million for the year ended December 31, 2021, from an expense total of $1.4 million for the year ended December 31, 2020.

Other income of $6.3 million recorded during the year ended December 31, 2021 consisted of $3.8 million of income earned on investments purchased to fund our employee deferred compensation obligations, a $1.4 million adjustment to decrease certain non-acquisition accrued liabilities recorded in prior periods, an increase in foreign currency transaction gains of $0.7 million attributable to the impact of an increase in the Canadian dollar to U.S. dollar exchange rate during the period and a $0.4 million increase in other net income sources.

Other expense of $1.4 million recorded during the year ended December 31, 2020 consisted of an increase in foreign currency transaction losses of $3.1 million attributable to the impact of a decrease in the Canadian dollar to U.S. dollar exchange rate during the period and a $3.0 million adjustment to increase certain accrued liabilities acquired in the Progressive Waste acquisition,  partially offset by $3.0 million of income earned on investments purchased to fund our employee deferred compensation obligations, a $1.0 million adjustment to decrease certain non-acquisition accrued liabilities recorded in prior periods and a $0.7 million increase in other net income sources.

Loss on Early Extinguishment of Debt.  Loss on early extinguishment of debt was $115.3 million for the year ended December 31, 2021 and consists of the payment of a make-whole premium and the write-off of remaining unamortized loan fees associated with the early repayment of the outstanding senior notes under our master note purchase agreements.

Income Tax Provision.  Income taxes increased $102.4 million, to $152.3 million for the year ended December 31, 2021, from $49.9 million for the year ended December 31, 2020.  Our effective tax rate for the year ended December 31, 2021 was 19.8%. Our effective tax rate for the year ended December 31, 2020 was 19.7%.

The income tax provision for the year ended December 31, 2021 included a benefit of $2.1 million from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

The income tax provision for the year ended December 31, 2020 included a $27.4 million expense associated with certain 2019 inter-entity payments no longer being deductible for tax purposes due to the finalization of tax regulations on April 7, 2020 under Internal Revenue Code Section 267A and a $4.1 million expense related to an increase in our deferred income tax liabilities resulting from the impairment of certain assets within our E&P waste operations, which impacted the geographical apportionment of our state income taxes.  Additionally, the income tax benefit for the year ended December 31, 2020 included a benefit of $5.4 million from share-based payment awards being recognized in the income statement when settled.

Our effective tax rate is dependent upon the proportion of pre-tax income among the jurisdictions where we do business. As such, our effective tax rate will be subject to some variability depending upon the proportional contribution of pre-tax income across jurisdictions in any period.

Segment Reporting

We manage our operations through the following five geographic solid waste operating segments: Eastern, Southern, Western, Central and Canada. Our five geographic solid waste operating segments comprise our reportable segments.  Our Chief Operating Decision Maker evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA. We define segment EBITDA as earnings before interest, taxes, depreciation, amortization, impairments and other operating items, other income (expense) and loss on early extinguishment of debt. Segment EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. Our management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.  Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.

Summarized financial information for our reportable segments are shown in the following table in thousands of U.S. dollars and as a percentage of total segment revenue for the periods indicated:

Year Ended			EBITDA	Depreciation and
December 31, 2021	Revenue	EBITDA(c)	Margin	Amortization
Eastern	$1,521,288	$404,493	26.6%	$239,130
Southern	1,446,746	394,982	27.3%	188,977
Western	1,280,188	405,778	31.7%	129,988
Central	1,046,416	359,434	34.3%	134,078
Canada	856,723	339,859	39.7%	111,458
Corporate(a)	—	(19,596)	—	9,378
	$6,151,361	$1,884,950	30.6%	$813,009

Year Ended			EBITDA	Depreciation and
December 31, 2020	Revenue	EBITDA(c)	Margin	Amortization
Eastern	$1,335,865	$343,446	25.7%	$222,934
Southern	1,369,580	369,445	27.0%	189,726
Western	1,149,762	364,790	31.7%	115,151
Central	880,323	313,033	35.6%	113,004
Canada	710,460	256,119	36.0%	103,334
Corporate(a)	—	(15,283)	—	8,255
	$5,445,990	$1,631,550	30.0%	$752,404
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

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 17 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Significant changes in revenue, EBITDA and depreciation, depletion and amortization for our reportable segments for the year ended December 31, 2021, compared to the year ended December 31, 2020, are discussed below.

Eastern

Revenue increased $185.4 million to $1.521 billion for 2021, from $1.336 billion for 2020, due to price increases, solid waste collection and disposal volume increases in the third and fourth quarters of 2021, contributions from acquisitions, higher prices for recyclable commodities and higher volumes collected from commercial recycling customers, partially offset by solid waste volume decreases occurring in the first two quarters of 2021 attributable primarily to COVID-19-related economic disruptions in our Northeastern markets.

EBITDA increased $61.1 million to $404.5 million, or a 26.6% EBITDA margin for 2021, from $343.4 million, or a 25.7% EBITDA margin for 2020. The increase in our EBITDA margin was due to price-led increases in revenue at locations owned in the comparable periods, a decrease in expenses for uncollectible accounts receivable and a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel, partially offset by increased diesel fuel expenses, increased medical benefits expenses and increased 401(k) matching expenses.

Depreciation, depletion and amortization for 2021 increased $16.2 million, to $239.1 million for 2021, from $222.9 million for 2020, due to assets acquired in acquisitions, higher depreciation from additions to our fleet and equipment and higher depletion from increased landfill volumes.

Southern

Revenue increased $77.1 million to $1.447 billion for 2021, from $1.370 billion for 2020, due to increased solid waste collection and disposal volumes, solid waste price increases, contributions from acquisitions and higher prices for recyclable commodities, partially offset by reduced E&P waste revenues attributable to decreases in drilling and production activity levels resulting in decreases in the demand for our E&P waste services and a decrease resulting from the divestiture of certain non-strategic operating locations.

EBITDA increased $25.6 million to $395.0 million, or a 27.3% EBITDA margin for 2021, from $369.4 million, or a 27.0% EBITDA margin for 2020. The increase in our EBITDA margin was due to price-led increases in solid waste revenue at locations owned in the comparable periods, a decrease in expenses for auto and workers’ compensation claims, a decrease in expenses for uncollectible accounts receivable and a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel, partially offset by an increase in subcontracted hauling services at our solid waste operations, increased diesel fuel expenses, increased medical benefits expenses, increased legal expenses and increased 401(k) matching expenses.

Depreciation, depletion and amortization for 2021 decreased $0.7 million, to $189.0 million for 2021, from $189.7 million for 2020, due to a decrease from the divestiture of certain non-strategic operating locations and our E&P locations recognizing lower depreciation as a result of reductions in operating equipment and lower depletion due to reductions in customer disposal volumes, partially offset by higher depreciation from additions to fleet and equipment at our solid waste operations and higher depletion from increased solid waste landfill volumes.

Western

Revenue increased $130.4 million to $1.280 billion for 2021, from $1.150 billion for 2020, due to increased collection and disposal volumes, price increases, contributions from acquisitions, higher prices for recyclable commodities and higher volumes collected from residential recycling customers, partially offset by reduced intermodal revenue.

EBITDA increased $41.0 million to $405.8 million, or a 31.7% EBITDA margin for 2021, from $364.8 million, or a 31.7% EBITDA margin for 2020. Our EBITDA margin was unchanged due the favorable impacts of the increase in revenue at locations owned in the comparable periods resulting from the economic recovery, a decrease in expenses for processing recyclable commodities and a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel being offset by the impact of acquisitions closed during, or subsequent to, the year ended December 31, 2020 having lower EBITDA margins than our segment average, increased diesel fuel expenses, increased medical benefits expenses and increased 401(k) matching expenses.

Depreciation, depletion and amortization for 2021 increased $14.8 million, to $130.0 million for 2021, from $115.2 million for 2020, due to assets acquired in acquisitions, higher depreciation from additions to our fleet and equipment and higher depletion from increased landfill volumes.

Central

Revenue increased $166.1 million to $1.046 billion for 2021, from $880.3 million for 2020, due to increased collection and disposal volumes, price increases, contributions from acquisitions and higher prices for recyclable commodities.

EBITDA increased $46.4 million to $359.4 million, or a 34.3% EBITDA margin for 2021, from $313.0 million, or a 35.6% EBITDA margin for 2020. The decrease in our EBITDA margin was due to the impact of acquisitions closed during, or subsequent to, the year ended December 31, 2020 having lower EBITDA margins than our segment average, increased labor expenses attributable to pay rate increases, increased vehicle and equipment maintenance and repair expenses, increased medical benefits expenses, increased 401(k) matching expenses and increased expenses for uncollectible accounts receivable.

Depreciation, depletion and amortization for 2021 increased $21.1 million, to $134.1 million for 2021, from $113.0 million for 2020, due to assets acquired in acquisitions, higher depreciation from additions to our fleet and equipment and higher depletion from increased landfill volumes.

Canada

Revenue increased $146.2 million to $856.7 million for 2021, from $710.5 million for 2020, due to price increases, increased collection and disposal volumes, a higher average foreign currency exchange rate in effect during the comparable reporting periods, higher prices for renewable energy credits associated with the generation of landfill gas, higher prices for recyclable commodities and higher volumes collected from commercial recycling customers.

EBITDA increased $83.8 million to $339.9 million, or a 39.7% EBITDA margin for 2021, from $256.1 million, or a 36.0% EBITDA margin for 2020. The increase in our EBITDA margin was due to price-led increases in revenue at locations owned in the comparable periods, a decrease in expenses for uncollectible accounts receivable and a decrease in supplemental bonuses and other cash incentive compensation to non-management personnel, partially offset by increased diesel fuel expenses and increased cost of recyclable commodities expenses.

Depreciation, depletion and amortization for 2021 increased $8.2 million, to $111.5 million for 2021, from $103.3 million for 2020, due to a higher average foreign currency exchange rate, higher depreciation from additions to our fleet and equipment and higher depletion from increased landfill volumes, partially offset by lower amortization expense attributable to intangible assets becoming fully amortized during the current reporting period.

Corporate

EBITDA decreased $4.3 million, to a loss of $19.6 million for 2021, from a loss of $15.3 million for 2020. The decrease was due to increased equity-based compensation expenses, increased travel, meeting, training and community activity expenses, increased direct acquisition expenses, increased legal expenses, increased employee payroll and relocation expenses and increased deferred compensation expenses, partially offset by increased allocations of corporate overhead expenses to our segments.

Liquidity and Capital Resources

The following table sets forth certain cash flow information for the years ended December 31, 2021 and 2020 (in thousands of U.S. dollars):

	Years Ended
	December 31,
	2021	2020
Net cash provided by operating activities	$1,698,229	$1,408,521
Net cash used in investing activities	(1,693,482)	(1,046,043)
Net cash used in financing activities	(499,496)	(78,224)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	6,914
Net increase (decrease) in cash, cash equivalents and restricted cash	(494,774)	291,168
Cash, cash equivalents and restricted cash at beginning of year	714,389	423,221
Cash, cash equivalents and restricted cash at end of year	$219,615	$714,389

Operating Activities Cash Flows

For the year ended December 31, 2021, net cash provided by operating activities was $1.698 billion. For the year ended December 31, 2020, net cash provided by operating activities was $1.409 billion. The $289.7 million increase was due primarily to the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $179.3 million from an increase in net income, excluding depreciation, amortization of intangibles, loss on early extinguishment of debt, share-based compensation, adjustments to and payments of contingent consideration recorded in earnings and loss on disposal of assets and impairments, due primarily to price increases, earnings from acquisitions closed during, or subsequent to, the year ended December 31, 2020, earnings generated from the increased sales of recyclable commodities and renewal energy credits associated with the generation of landfill gas and an increase in the average Canadian dollar to U.S. dollar currency exchange rate offsetting a decline in earnings at our E&P waste operations.
2)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was favorably impacted by $130.4 million from accounts payable and accrued liabilities as changes in accounts payable and accrued liabilities resulted in an increase to operating cash flows of $70.6 million for the year ended December 31, 2021, compared to a decrease to operating cash flows of $59.8 million for the year ended December 31, 2020. The increase for the year ended December 31, 2021 was due primarily to increases in operating expenses during the period which remained as outstanding obligations at December 31, 2021. The decrease for the year ended December 31, 2020 was due primarily to the timing of processing vendor payments and the timing of payroll cycles resulting in a reduction in unpaid amounts at year end.
3)	Deferred income taxes — Our increase in net cash provided by operating activities was favorably impacted by $65.1 million from deferred income taxes as changes in deferred income taxes resulted in a decrease to operating cash flows of $14.6 million for the year ended December 31, 2021, compared to a decrease to operating cash flows of $50.5 million for the year ended December 31, 2020. The increase in deferred taxes for the year ended December 31, 2021 was primarily due to accelerated tax depreciation from vehicles, equipment and containers. The decrease in deferred taxes for the year ended December 31, 2020 was attributable to the impairment of certain assets within our E&P waste operations.
4)	Deferred revenue — Our increase in net cash provided by operating activities was favorably impacted by $16.7 million from deferred revenue as changes in deferred revenue resulted in an increase to operating cash flows of $31.7 million for the year ended December 31, 2021, compared to an increase to operating cash flows of $15.0 million for the year ended December 31, 2020. During the year ended December 31, 2021, deferred revenue increased due to price increases on our advanced billed residential and commercial collection services and the timing of bi-monthly advance service billings.
5)	Prepaid expenses – Our increase in net cash provided by operating activities was favorably impacted by $9.5 million from prepaid expenses due primarily to a decrease in prepaid vendor payments.
6)	Accounts receivable – Our increase in net cash provided by operating activities was unfavorably impacted by $86.0 million from accounts receivable as changes in accounts receivable resulted in a decrease to operating cash flows of $54.7 million for the year ended December 31, 2021, compared to an increase to operating cash flows of $31.3 million for the year ended December 31, 2020. The decrease for the year ended December 31, 2021 was due to increases in revenues, which remained as outstanding receivables at December 31, 2021. The increase for the year ended December 31, 2020 was attributable to the collection of outstanding accounts receivable existing prior to the COVID-19-driven economic downturn, with accounts receivable at December 31, 2020 reflecting the impact of lower uncollected revenues.
7)	Capping, closure and post-closure expenditures – Our increase in net cash provided by operating activities was unfavorably impacted by a $14.6 million increase in capping, closure and post-closure expenditures due to the timing of interim capping requirements.

As of December 31, 2021, we had a working capital deficit of $200.0 million, including cash and equivalents of $147.4 million.  Our working capital decreased $579.6 million from a working capital surplus of $379.6 million at December 31, 2020 including cash and equivalents of $617.3 million, due primarily to the impact of decreased cash balances, increased deferred revenue and increased current portion of contingent consideration being partially offset by increased accounts receivable. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $647.4 million to $1.693 billion for the year ended December 31, 2021, from $1.046 billion for the year ended December 31, 2020. The significant components of the increase included the following:

1)	An increase in cash paid for acquisitions of $571.7 million;
2)	An increase in capital expenditures at operations owned in the comparable periods of $125.8 million due to increases in land and buildings, trucks, heavy equipment and containers;
3)	An increase in cash paid for investments in noncontrolling interests of $25.0 million; and
4)	An increase in capital expenditures at operations acquired during the comparative periods of $21.5 million due to additional trucks and containers; less
5)	A decrease in capital expenditures for undeveloped landfill property of $67.5 million attributable to expenditures during the year ended December 31, 2020 for expansion land at certain existing landfill facilities; and
6)	An increase in proceeds from disposal of assets of $23.7 million due to additional disposals of non-strategic assets to provide funding towards new capital expenditures.

Financing Activities Cash Flows

Net cash used in financing activities increased $421.3 million to $499.5 million for the year ended December 31, 2021, from $78.2 million for the year ended December 31, 2020. The significant components of the increase included the following:

1)	An increase in payments to repurchase our common shares of $233.3 million due to a higher volume of shares repurchased;
2)	An increase from premiums paid on early extinguishment of debt of $110.6 million resulting from the repayment in September 2021 of all of our outstanding senior notes under our master note purchase agreements;
3)	An increase from the net change in long-term borrowings of $50.5 million (long-term borrowings increased $222.2 million during the year ended December 31, 2021 and increased $272.7 million during the year ended December 31, 2020);
4)	An increase in cash dividends paid of $20.3 million due primarily to an increase in our average quarterly dividend rate the year ended December 31, 2021 to $0.211 per share, from $0.190 per share for the year ended December 31, 2020; and
5)	An increase in debt issuance costs of $7.4 million attributable to senior note offerings completed in the comparative periods.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

On July 27, 2021, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 13,025,895 of our common shares during the period of August 10, 2021 to August 9, 2022 or until such earlier time as the NCIB is completed or terminated at our option. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Executive Vice President and Chief Financial Officer at (832) 442-2200.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of our common shares and overall market conditions. All common shares purchased under the NCIB will be immediately cancelled following their repurchase. Information regarding our NCIB plan can be found under the section

Normal Course Issuer Bid in Note 14, “Shareholders’ Equity,”  of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

The Board of Directors of the Company authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2021, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.025, from $0.205 to $0.230 per share. Cash dividends of $220.2 million and $199.9 million were paid during the years ended December 31, 2021 and 2020, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $744.3 million in capital expenditures for property and equipment during the year ended December 31, 2021, and we expect to make total capital expenditures for property and equipment of approximately $850 million in 2022.  We intend to fund our planned 2022 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and solid waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital. Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

We have a revolving credit and term loan agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with Bank of America, N.A., acting through its Canada Branch, as the global agent, the swing line lender and a letter of credit issuer, Bank of America, N.A., as the U.S. Agent and a letter of credit issuer, the other lenders named therein (the “Lenders”) and any other financial institutions from time to time party thereto. There are no subsidiary guarantors under the Credit Agreement. The Credit Agreement has a scheduled maturity date of July 30, 2026, which may be extended further upon agreement by Lenders holding at least 50% of the commitments and credit extensions outstanding, with respect to their respective commitments and credit extensions outstanding.  Any Lender that does not agree to an extension of the maturity date shall not be so extended with respect to their commitments and credit extensions.

As of December 31, 2021, $650.0 million under the term loan and $803.9 million under the revolving credit facility were outstanding under the Credit Agreement, exclusive of outstanding standby letters of credit of $112.3 million. We also had $13.5 million of letters of credit issued and outstanding at December 31, 2021 under facilities other than the Credit Agreement.  We did not have any amounts outstanding under our master note purchase agreements.

Pursuant to the terms and conditions of a Master Note Purchase Agreement dated as of June 1, 2016 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “2016 NPA”) between us and certain accredited institutional investors, we issued senior unsecured notes (the “2016 Private Placement Notes”) consisting of (i) $150.0 million of senior notes due June 1, 2021 (the “June 2021 Private Placement Notes”), (ii) $200.0 million of senior notes due June 1, 2023, (iii) $150.0 million of senior notes due April 20, 2024, (iv) $400.0 million of senior notes due June 1, 2026 and (v) $250.0 million of senior notes due April 20, 2027.

Pursuant to the terms and conditions of a Master Note Purchase Agreement dated as of July 15, 2008 (as amended, restated, amended and restated, assumed, supplemented or otherwise modified from time to time, the “2008 NPA”) between us and certain accredited institutional investors, we issued senior unsecured notes (the “2008 Private Placement Notes” and together with the 2016 Private Placement Notes, the “Private Placement Notes”) consisting of (i) $100.0 million of senior notes due April 1, 2021 (the “April 2021 Private Placement Notes” and together with the June 2021 Private Placement Notes, the “2021 Private Placement Notes”), (ii) $125.0 million of senior notes due August 20, 2022 and (iii) $375.0 million of senior notes due August 20, 2025.

We repaid at maturity the 2021 Private Placement Notes and repaid the other Private Placement Notes in connection with the Offering (defined below) in September 2021.

On November 16, 2018, we completed an underwritten public offering of $500.0 million aggregate principal amount of our 4.25% Senior Notes due December 1, 2028 (the “2028 Senior Notes”). The 2028 Senior Notes were issued under the Indenture, dated as of November 16, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented through the First Supplemental Indenture, dated as of November 16, 2018.

On April 16, 2019, we completed an underwritten public offering of $500.0 million aggregate principal amount of our 3.50% Senior Notes due May 1, 2029 (the “2029 Senior Notes”). The 2029 Senior Notes were issued under the Indenture, as supplemented through the Second Supplemental Indenture, dated as of April 16, 2019.

On January 23, 2020, we completed an underwritten public offering of $600.0 million aggregate principal amount of 2.60% Senior Notes due February 1, 2030 (the “2030 Senior Notes”). The 2030 Senior Notes were issued under the Indenture, as supplemented through the Third Supplemental Indenture, dated as of January 23, 2020.

On March 13, 2020, we completed an underwritten public offering of $500.0 million aggregate principal amount of 3.05% Senior Notes due April 1, 2050 (the “2050 Senior Notes”). The 2050 Senior Notes were issued under the Indenture, as supplemented through the Fourth Supplemental Indenture, dated as of March 13, 2020.

On September 20, 2021, we completed an underwritten public offering (the “Offering”) of $650.0 million aggregate principal amount of 2.20% Senior Notes due January 15, 2032 (the “2032 Senior Notes”) and $850.0 million aggregate principal amount of 2.95% Senior Notes due January 15, 2052 (the “2052 Senior Notes” and, together with the 2028 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2032 Senior Notes and the 2050 Senior Notes, the “Senior Notes”).  The 2032 Senior Notes and the 2052 Senior Notes were issued under the Indenture, as supplemented through the Fifth Supplemental Indenture, dated as of September 20, 2021.

In connection with the Offering, we exercised our right to repay the $1.500 billion of Private Placement Notes then outstanding governed by the 2008 NPA and the 2016 NPA.  We repaid the Private Placement Notes then outstanding, including the $110.6 million make-whole premium, with the net proceeds from the Offering and borrowings under the revolving credit facility provided under our Credit Agreement.  We recorded $115.3 million to Loss on early extinguishment of debt during the year ended December 31, 2021 due to the repayment of the Private Placement Notes and associated make-whole premium and related fees.

We pay interest on the Senior Notes semi-annually in arrears.  The Senior Notes are our senior unsecured obligations, ranking equally in right of payment with our existing and future unsubordinated debt and senior to any of our future subordinated debt.  The Senior Notes are not guaranteed by any of our subsidiaries.

See Note 11 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details on the debt agreements.

Contractual Obligations

As of December 31, 2021, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$5,101,971	$6,020	$12,329	$1,466,634	$3,616,988
Cash interest payments	$1,935,714	$143,758	$300,524	$270,904	$1,220,528
Contingent consideration	$112,806	$62,804	$12,925	$3,224	$33,853
Operating leases	$195,594	$38,956	$60,126	$33,765	$62,747
Final capping, closure and post-closure	$1,505,730	$17,934	$40,283	$9,237	$1,438,276

Long-term debt payments include:

1)	$803.9 million in principal payments due July 2026 related to our revolving credit facility under our Credit Agreement. Advances are available under the Credit Agreement in U.S. dollars and Canadian dollars and bear interest at fluctuating rates (See Note 11). At December 31, 2021, $631.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. LIBOR rate loans, bearing interest at a total rate of 1.10% on such date. At December 31, 2021, $158.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. base rate loans, bearing interest at a total rate of 3.25% on such date. At December 31, 2021, $11.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. swingline loans, bearing interest at a total rate of 3.25% on such date. At December 31, 2021, $3.9 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, bearing interest at a total rate of 1.45% on such date.
2)	$650.0 million in principal payments due July 2026 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At December 31, 2021, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 1.10% on such date).
3)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
4)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
5)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
6)	$650.0 million in principal payments due 2032 related to our 2032 Senior Notes. The 2032 Senior Notes bear interest at a rate of 2.20%.
7)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
8)	$850.0 million in principal payments due 2052 related to our 2052 Senior Notes. The 2052 Senior Notes bear interest at a rate of 2.95%.
9)	$37.5 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at December 31, 2021, and have maturity dates ranging from 2028 to 2036.

10)	$10.5 million in principal payments related to our financing leases. Our financing leases bear interest at a rate of 1.89% at December 31, 2021, and have a lease expiration date of 2027.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin, the base rate plus the applicable base rate margin, the Canadian Dollar Offered Rate plus the applicable acceptance fee and the Canadian prime rate plus the applicable prime rate margin at December 31, 2021. We assumed the Credit Agreement is paid off when it matures in July 2026.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $94.3 million recorded as liabilities in our consolidated financial statements at December 31, 2021, and $18.5 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases as discussed in Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$151,733	$98,655	$53,078	$—	$—
(1)	We are party to unconditional purchase obligations as discussed in Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At December 31, 2021, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 60.0 million gallons remaining to be purchased for a total of $151.7 million. The current fuel purchase contracts expire on or before December 31, 2024. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2021, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained standby letters of credit as discussed in Note 11 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and financial surety bonds as discussed in Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These standby letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill and E&P waste operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2021, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Non-GAAP Financial Measures

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the years ended December 31, 2021, 2020 and 2019, are calculated as follows (amounts in thousands of U.S. dollars):

	Years Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$1,698,229	$1,408,521	$1,540,547
Plus (less): Change in book overdraft	(367)	1,096	(2,564)
Plus: Proceeds from disposal of assets	42,768	19,084	3,566
Less: Capital expenditures for property and equipment	(744,315)	(597,053)	(634,406)
Less: Distributions to noncontrolling interests	—	—	(570)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	520	10,371	—
Cash received for divestitures (b)	(17,118)	(10,673)	(2,376)
Transaction-related expenses (c)	30,771	9,803	12,335
Pre-existing Progressive Waste share-based grants (d)	397	5,770	4,810
Tax effect (e)	(1,287)	(5,021)	(4,565)
Adjusted free cash flow	$1,009,598	$841,898	$916,777
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

(c)Reflects the addback of acquisition-related transaction costs and settlement of an acquired compensation liability.

(d)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.

(e)The aggregate tax effect of footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income, plus loss on early extinguishment of debt. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019, are calculated as follows (amounts in thousands of U.S. dollars):

	Years Ended December 31,
	2021	2020	2019
Net income attributable to Waste Connections	$618,047	$204,677	$566,841
Plus (less): Net income (loss) attributable to noncontrolling interests	442	(685)	(160)
Plus: Income tax provision	152,253	49,922	139,210
Plus: Interest expense	162,796	162,375	147,368
Less: Interest income	(2,916)	(5,253)	(9,777)
Plus: Depreciation and amortization	813,009	752,404	743,918
Plus: Closure and post-closure accretion	14,497	15,095	14,471
Plus: Impairments and other operating items	32,316	466,718	61,948
Plus (less): Other expense (income), net	(6,285)	1,392	(5,704)
Plus: Loss on early extinguishment of debt	115,288	—	—
Adjustments:
Plus: Transaction-related expenses (a)	11,318	9,803	12,335
Plus: Fair value changes to equity awards (b)	8,393	5,536	3,104
Adjusted EBITDA	$1,919,158	$1,661,984	$1,673,554

(a)Reflects the addback of acquisition-related transaction costs.

(b)Reflects fair value accounting changes associated with certain equity awards.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the years ended December 31, 2021, 2020 and 2019, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Years Ended December 31,
	2021	2020	2019
Reported net income attributable to Waste Connections	$618,047	$204,677	$566,841
Adjustments:
Amortization of intangibles (a)	139,279	131,302	125,522
Impairments and other operating items (b)	32,316	466,718	61,948
Transaction-related expenses (c)	11,318	9,803	12,335
Fair value changes to equity awards (d)	8,393	5,536	3,104
Loss on early extinguishment of debt (e)	115,288	—	—
Tax effect (f)	(78,041)	(153,758)	(50,189)
Tax items (g)	—	31,508	—
Adjusted net income attributable to Waste Connections	$846,600	$695,786	$719,561

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$2.36	$0.78	$2.14
Adjusted net income	$3.23	$2.64	$2.72
(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	Reflects the make-whole premium and related fees associated with the early termination of $1.5 billion in senior notes.
(f)	The aggregate tax effect of the adjustments in footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.
(g)

In 2020, reflects the impact of a portion of our 2019 inter-entity payments no longer being deductible for tax purposes due to the finalization of tax regulations on April 7, 2020 under Internal Revenue Code Section 267A and an increase in deferred tax liabilities resulting from the E&P impairment.

Leverage Ratio

The Leverage Ratio is calculated by dividing our Consolidated Total Funded Debt by Consolidated EBITDA (each as defined in our Credit Agreement). The Leverage Ratio is based on EBITDA, a non-GAAP financial measure. We present this ratio because it is used by our lending syndicate for the purposes of calculating financial covenants under our Credit Agreement. Management also uses this ratio as one of the principal measures to evaluate and monitor the indebtedness of the Company relative to its ability to generate income to service such debt. The Leverage Ratio is not a substitute for, and should be used in conjunction with, GAAP financial ratios. Other companies may calculate leverage ratios differently.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risk, including changes in interest rates and prices of certain commodities, and to a lesser extent, foreign currency exchange rate risks. We use hedge agreements to manage a portion of our risks related to interest rates. While we are exposed to credit risk in the event of non-performance by counterparties to our hedge agreements, in all cases such counterparties are highly rated financial institutions and we do not anticipate non-performance under current market conditions. We do not hold or issue derivative financial instruments for trading purposes. We monitor our hedge positions by regularly evaluating the positions at market and by performing sensitivity analyses over the unhedged variable rate debt positions.

At December 31, 2021, our derivative instruments included six interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2021 and 2020, of $603.9 million and $3.7 million, respectively, including floating rate debt under our Credit Agreement. A one percentage point increase in interest rates on our variable-rate debt as of

December 31, 2021 and 2020, would decrease our annual pre-tax income by approximately $6.0 million and $0.1 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly. Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts. At December 31, 2021, we had no fuel hedge agreements in place; however, we have entered into fixed price fuel purchase contracts for 2022 as described below.

For the year ending December 31, 2022, we expect to purchase approximately 85.0 million gallons of fuel, of which 45.0 million gallons will be purchased at market prices and 40.0 million gallons will be purchased under our fixed price fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. With respect to the approximately 45.0 million gallons of unhedged fuel we expect to purchase in 2022 at market prices, a $0.10 per gallon increase in the price of fuel over the year would decrease our pre-tax income during this period by approximately $4.5 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the years ended December 31, 2021 and 2020, would have had a $19.6 million and $8.4 million impact on revenues for the years ended December 31, 2021 and 2020, respectively.

We have operations in Canada and, where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating costs. However, the impact of foreign currency has not materially affected our results of operations in 2020 or 2021. A $0.01 change in the Canadian dollar to U.S. dollar exchange rate would impact our annual revenue and EBITDA by approximately $11.0 million and $4.5 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

WASTE CONNECTIONS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Waste Connections, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Waste Connections, Inc. (an Ontario, Canada corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of net income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 17, 2022 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of intangible assets in business combinations

As described further in Note 8 to the financial statements, the Company acquired 30 businesses during 2021.  These transactions were accounted for as business combinations in accordance with ASC 805, Business Combinations.

The principal consideration for our determination that the accounting for these acquisitions represents a critical audit matter, is the judgments and assumptions associated with management’s determination of the fair value of assets acquired and liabilities assumed, including fair value determinations related to recycling and transfer station permits, residential and commercial customer lists, long-term contracts, and acquired landfill site costs, all of which are recorded as intangible assets. Auditing the fair value of these assets involved a high degree of subjectivity, auditor judgment and effort in evaluating management’s significant assumptions, primarily due to the complexity of the valuation models used to measure the fair value of the aforementioned intangible assets, as well as the sensitivity of the underlying significant assumptions. The Company used a discounted cash flow model to estimate the fair values of the intangible assets, which included assumptions such as discount rate, revenue growth rates, operating expenses, earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, capital expenditures, customer turnover rates, and contributory asset charges that form the basis of the forecasted results. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

The audit procedures related to the accounting for the acquisitions included the following:

●	We tested the design and operating effectiveness of key controls related to the accounting for the 2021 acquisitions, including controls relating to management’s development of forecasts for discount rates, revenue growth rates, operating expenses, EBITDA margins, capital expenditures, customer turnover rates and contributory asset charges;
●	We obtained certain purchase price allocation analyses from management and third-party specialists engaged by management. We assessed the qualifications and competence of management and the third-party specialists and evaluated the methodologies used to determine the fair value of the intangible assets;
●	We tested the assumptions used within the discounted cash-flow models to estimate the fair value of the intangible assets which included assumptions such as discount rate, revenue growth rate, operating expenses, EBITDA margin, capital expenditures, customer turnover rate and contributory asset charges;
●	We tested the Company’s ability to forecast future cash flows for acquired businesses by reviewing actual results in the first year after being acquired compared to amounts forecasted when the fair values of acquired assets and liabilities were determined.
●	We utilized an internal valuation specialist to assist the engagement team in evaluating: the methodologies used and whether they were acceptable for the underlying acquisitions and whether such methodologies were being applied correctly, the appropriateness of the discount rate used by performing a sensitivity analysis, and the qualifications of the valuation specialist engaged by the Company based on their credentials and experience.

Landfill Accounting

As described further in Note 3 to the financial statements, the net present value of landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected future date of the expenditures and discounting the inflated total to its present value using a credit-adjusted risk-free rate.

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

Our audit procedures related to the accounting for the final capping, closure and post-closure liability included the following:

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

February 17, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Waste Connections, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Waste Connections, Inc. (an Ontario, Canada corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 17, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Houston, Texas

February 17, 2022

WASTE CONNECTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and equivalents	$147,441	$617,294
Accounts receivable, net of allowance for credit losses of $18,480 and $19,380 at December 31, 2021 and 2020, respectively	709,614	630,264
Prepaid expenses and other current assets	175,722	160,714
Total current assets	1,032,777	1,408,272

Restricted cash	72,174	97,095
Restricted investments	59,014	57,516
Property and equipment, net	5,721,949	5,284,506
Operating lease right-of-use assets	160,567	170,923
Goodwill	6,187,643	5,726,650
Intangible assets, net	1,350,597	1,155,079
Other assets, net	115,203	92,323
Total assets	$14,699,924	$13,992,364
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$392,868	$290,820
Book overdraft	16,721	17,079
Deferred revenue	273,720	233,596
Accrued liabilities	442,596	404,923
Current portion of operating lease liabilities	38,017	30,671
Current portion of contingent consideration	62,804	43,297
Current portion of long-term debt and notes payable	6,020	8,268
Total current liabilities	1,232,746	1,028,654

Long-term portion of debt and notes payable	5,040,500	4,708,678
Long-term portion of operating lease liabilities	129,628	147,223
Long-term portion of contingent consideration	31,504	28,439
Deferred income taxes	850,921	760,044
Other long-term liabilities	421,080	455,888
Total liabilities	7,706,379	7,128,926

Commitments and contingencies (Note 13)

Equity:
Common shares: 260,283,158 shares issued and 260,212,496 shares outstanding at December 31, 2021; 262,899,174 shares issued and 262,824,990 shares outstanding at December 31, 2020	3,693,027	4,030,368
Additional paid-in capital	199,482	170,555
Accumulated other comprehensive income (loss)	39,584	(651)
Treasury shares: 70,662 and 74,184 shares at December 31, 2021 and 2020, respectively	—	—
Retained earnings	3,056,845	2,659,001
Total Waste Connections’ equity	6,988,938	6,859,273
Noncontrolling interest in subsidiaries	4,607	4,165
Total equity	6,993,545	6,863,438
	$14,699,924	$13,992,364

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2021	2020	2019
Revenues	$6,151,361	$5,445,990	$5,388,679
Operating expenses:
Cost of operations	3,654,074	3,276,808	3,198,757
Selling, general and administrative	612,337	537,632	546,278
Depreciation	673,730	621,102	618,396
Amortization of intangibles	139,279	131,302	125,522
Impairments and other operating items	32,316	466,718	61,948
Operating income	1,039,625	412,428	837,778

Interest expense	(162,796)	(162,375)	(147,368)
Interest income	2,916	5,253	9,777
Other income (expense), net	6,285	(1,392)	5,704
Loss on early extinguishment of debt	(115,288)	—	—
Income before income tax provision	770,742	253,914	705,891

Income tax provision	(152,253)	(49,922)	(139,210)
Net income	618,489	203,992	566,681
Plus (less): Net loss (income) attributable to noncontrolling interests	(442)	685	160
Net income attributable to Waste Connections	$618,047	$204,677	$566,841

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$2.37	$0.78	$2.15
Diluted	$2.36	$0.78	$2.14

Shares used in the per share calculations:
Basic	261,166,723	263,189,699	263,792,693
Diluted	261,728,470	263,687,539	264,526,561

Cash dividends per common share	$0.845	$0.760	$0.665

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS OF U.S. DOLLARS)

	Years Ended December 31,
	2021	2020	2019
Net income	$618,489	$203,992	$566,681

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	20,321	9,778	(8,027)
Changes in fair value of interest rate swaps	23,287	(64,664)	(43,873)
Foreign currency translation adjustment	8,183	50,653	101,970
Other comprehensive income (loss), before tax	51,791	(4,233)	50,070
Income tax (expense) benefit related to items of other comprehensive income (loss)	(11,556)	14,545	13,753
Other comprehensive income, net of tax	40,235	10,312	63,823
Comprehensive income	658,724	214,304	630,504
Plus (less): Comprehensive loss (income) attributable to noncontrolling interests	(442)	685	160
Comprehensive income attributable to Waste Connections	$658,282	$214,989	$630,664

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2018	263,141,413	$4,131,307	$133,577	$(74,786)	129,889	$—	$2,264,510	$5,580	$6,460,188
Sale of common shares held in trust	48,375	4,036	—	—	(48,375)	—	—	—	4,036
Vesting of restricted share units	416,691	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	180,258	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	16,375	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(210,018)	—	(17,660)	—	—	—	—	—	(17,660)
Equity-based compensation	—	—	39,000	—	—	—	—	—	39,000
Exercise of warrants	25,067	—	—	—	—	—	—	—	—
Cash dividends on common shares	—	—	—	—	—	—	(175,067)	—	(175,067)
Amounts reclassified into earnings, net of taxes	—	—	—	(5,900)	—	—	—	—	(5,900)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(32,247)	—	—	—	—	(32,247)
Foreign currency translation adjustment	—	—	—	101,970	—	—	—	—	101,970
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	—	—	—	—	(2,077)	—	(2,077)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(570)	(570)
Net income (loss)	—	—	—	—	—	—	566,841	(160)	566,681
Balances at December 31, 2019	263,618,161	4,135,343	154,917	(10,963)	81,514	—	2,654,207	4,850	6,938,354
Sale of common shares held in trust	7,330	679	—	—	(7,330)	—	—	—	679
Vesting of restricted share units	377,006	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	281,186	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	23,857	—	—	—	—	—	—	—	—
Fair value adjustment for common shares in deferred compensation plan exchanged for other investment options	—	—	(678)	—	—	—	—	—	(678)
Tax withholdings related to net share settlements of equity-based compensation	(230,698)	—	(23,446)	—	—	—	—	—	(23,446)
Equity-based compensation	—	—	39,762	—	—	—	—	—	39,762
Exercise of warrants	20,125	—	—	—	—	—	—	—	—
Repurchase of common shares	(1,271,977)	(105,654)	—	—	—	—	—	—	(105,654)
Cash dividends on common shares	—	—	—	—	—	—	(199,883)	—	(199,883)
Amounts reclassified into earnings, net of taxes	—	—	—	7,187	—	—	—	—	7,187
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(47,528)	—	—	—	—	(47,528)
Foreign currency translation adjustment	—	—	—	50,653	—	—	—	—	50,653
Net income (loss)	—	—	—	—	—	—	204,677	(685)	203,992
Balances at December 31, 2020	262,824,990	$4,030,368	$170,555	$(651)	74,184	$—	$2,659,001	$4,165	$6,863,438

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2020	262,824,990	$4,030,368	$170,555	$(651)	74,184	$—	$2,659,001	$4,165	$6,863,438
Sale of common shares held in trust	3,522	430	—	—	(3,522)	—	—	—	430
Vesting of restricted share units	343,480	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	154,251	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	19,510	—	—	—	—	—	—	—	—
Fair value adjustment for common shares in deferred compensation plan exchanged for other investment options	—	—	(1,177)	—	—	—	—	—	(1,177)
Tax withholdings related to net share settlements of equity-based compensation	(186,978)	—	(18,606)	—	—	—	—	—	(18,606)
Equity-based compensation	—	—	48,710	—	—	—	—	—	48,710
Exercise of warrants	46,730	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	10,813	1,222	—	—	—	—	—	—	1,222
Repurchase of common shares	(3,003,822)	(338,993)	—	—	—	—	—	—	(338,993)
Cash dividends on common shares	—	—	—	—	—	—	(220,203)	—	(220,203)
Amounts reclassified into earnings, net of taxes	—	—	—	14,936	—	—	—	—	14,936
Changes in fair value of cash flow hedges, net of taxes	—	—	—	17,116	—	—	—	—	17,116
Foreign currency translation adjustment	—	—	—	8,183	—	—	—	—	8,183
Net income	—	—	—	—	—	—	618,047	442	618,489
Balances at December 31, 2021	260,212,496	$3,693,027	$199,482	$39,584	70,662	$—	$3,056,845	$4,607	$6,993,545

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF U.S. DOLLARS)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$618,489	$203,992	$566,681
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	27,727	445,647	60,592
Depreciation	673,730	621,102	618,396
Amortization of intangibles	139,279	131,302	125,522
Loss on early extinguishment of debt	115,288	—	—
Deferred income taxes, net of acquisitions	14,563	(50,487)	54,637
Current period provision for expected credit losses	9,719	15,509	11,973
Amortization of debt issuance costs	5,055	7,509	5,001
Share-based compensation	58,221	45,751	42,671
Interest accretion	15,970	17,205	16,426
Payment of contingent consideration recorded in earnings	(520)	(10,371)	—
Adjustments to contingent consideration	2,954	18,418	1,498
Other	(1,260)	2,426	(2,240)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(54,688)	31,332	(34,906)
Prepaid expenses and other current assets	(8,229)	(17,749)	9,135
Accounts payable	66,752	(148,362)	71,147
Deferred revenue	31,707	14,981	19,156
Accrued liabilities	3,853	88,612	(22,938)
Capping, closure and post-closure expenditures	(21,040)	(6,484)	(5,062)
Other long-term liabilities	659	(1,812)	2,858
Net cash provided by operating activities	1,698,229	1,408,521	1,540,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(960,449)	(388,789)	(736,610)
Capital expenditures for property and equipment	(744,315)	(597,053)	(634,406)
Capital expenditures for undeveloped landfill property	—	(67,508)	(31,683)
Investments in noncontrolling interests	(25,000)	—	(25,000)
Proceeds from disposal of assets	42,768	19,084	3,566
Other	(6,486)	(11,777)	(1,873)
Net cash used in investing activities	(1,693,482)	(1,046,043)	(1,426,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	2,112,193	1,815,625	1,575,795
Principal payments on notes payable and long-term debt	(1,893,100)	(1,542,958)	(1,470,711)
Premiums paid on early extinguishment of debt	(110,617)	—	—
Payment of contingent consideration recorded at acquisition date	(12,934)	(12,566)	(3,200)
Change in book overdraft	(367)	1,096	(2,564)
Payments for repurchase of common shares	(338,993)	(105,654)	—
Payments for cash dividends	(220,203)	(199,883)	(175,067)
Tax withholdings related to net share settlements of equity-based compensation	(18,606)	(23,446)	(17,660)
Debt issuance costs	(18,521)	(11,117)	(5,953)
Proceeds from issuance of shares under employee share purchase plan	1,222	—	—
Proceeds from sale of common shares held in trust	430	679	4,036
Distributions to noncontrolling interests	—	—	(570)
Net cash used in financing activities	(499,496)	(78,224)	(95,894)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	6,914	608

Net increase (decrease) in cash, cash equivalents and restricted cash	(494,774)	291,168	19,255
Cash, cash equivalents and restricted cash at beginning of year	714,389	423,221	403,966
Cash, cash equivalents and restricted cash at end of year	$219,615	$714,389	$423,221

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF U.S. DOLLARS)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

	Years Ended December 31,
	2021	2020	2019
Cash paid for income taxes	$146,198	$104,618	$81,049
Cash paid for interest	$157,485	$142,310	$139,694
Changes in accrued capital expenditures for property and equipment	$22,153	$(10,940)	$(7,528)

In connection with its acquisitions, the Company assumed liabilities as follows:
Fair value of assets acquired	$1,230,396	$514,234	$913,793
Cash paid for current year acquisitions	(960,449)	(388,789)	(736,610)
Change in open working capital settlements at year end	—	(1,505)	(5,272)
Liabilities assumed and notes payable issued to sellers of businesses acquired	$269,947	$123,940	$171,911

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

The Company is an integrated solid waste services company that provides non-hazardous waste collection, transfer and disposal services, along with resource recovery primarily through recycling and renewable fuels generation, in mostly exclusive and secondary markets in the U.S. and Canada. Waste Connections also provides non-hazardous oil and natural gas exploration and production (“E&P”) waste treatment, recovery and disposal services in several basins across the U.S., as well as intermodal services for the movement of cargo and solid waste containers in the Pacific Northwest.

2. NEW ACCOUNTING STANDARDS AND RECLASSIFICATIONS

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

SEC amends MD&A and other Regulation S-K disclosure requirements.  In November 2020, the SEC adopted amendments to Regulation S-K to eliminate certain disclosure requirements and to revise several others to make the disclosures provided in management’s discussion and analysis more useful for investors.  Key changes included: (1) enhancements and clarification of the disclosure requirements for liquidity and capital resources; (2) removal of the requirement to include five years of Selected Financial Data; (3) replacement of the current requirement for two years of quarterly tabular disclosure with a principles-based requirement to provide information only when there are material retrospective changes; (4) codification of prior SEC guidance on critical accounting estimates; (5) removal of the requirement to include the tabular disclosure of contractual obligations; and (6) conforming amendments for foreign private issuers. The amended rules became effective February 10, 2021.  Registrants are required to comply with the new rules beginning with the first fiscal year ending on or after August 9, 2021.  The Company complied with the new rules as of December 31, 2021.

Accounting Standards Pending Adoption

Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  In March 2020, the FASB issued guidance to provide temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”).  One-week and two-month U.S. dollar LIBOR settings as well as all non-U.S. dollar LIBOR settings stopped being published on December 31, 2021, while the remaining U.S. dollar LIBOR settings will be discontinued on June 30, 2023.  Under the new guidance, entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met.  An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination.  Under the guidance, entities can also elect various optional expedients that would allow them

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.

The guidance is effective upon issuance.  The guidance on contract modifications is applied prospectively from March 12, 2020.  It may also be applied to modifications of existing contracts made earlier in the interim period that includes the effective date.  The guidance on hedging is applied to eligible hedging relationships existing as of the beginning of the interim period that includes the effective date and to new eligible hedging relationships entered into after the beginning of that interim period.  The relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date.  However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022.  The Company is currently assessing the potential impact of implementing this new guidance on its consolidated financial statements.  The Company had a combined $1,281,000 of U.S. based LIBOR loans as of December 31, 2021. The Company estimates that if the reference rate for these loans had transitioned from LIBOR to SOFR as of December 31, 2021, the impact to annual interest expense would have been an increase of less than $1,000. This relief is expected to permit the Company to maintain cash flow hedge accounting as described in Note 3.

Reclassification

Cash flow statement information reported in the Company’s prior year periods has been reclassified to conform with the 2021 presentation.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents. As of December 31, 2021 and 2020, cash equivalents consisted of demand money market accounts.

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

Revenue Recognition and Accounts Receivable

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, E&P services, and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Commercial	$1,813,426	$1,610,313	$1,593,217
Residential	1,673,819	1,528,217	1,380,763
Industrial and construction roll off	954,181	833,148	841,173
Total collection	4,441,426	3,971,678	3,815,153
Landfill	1,233,499	1,146,732	1,132,935
Transfer	859,113	777,754	771,316
Recycling	205,076	86,389	64,245
E&P	138,707	159,438	271,887
Intermodal and other	152,194	118,396	121,137
Intercompany	(878,654)	(814,397)	(787,994)
Total	$6,151,361	$5,445,990	$5,388,679

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

See Note 17 for additional information regarding revenue by reportable segment.

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

In general, residential collection fees are billed monthly or quarterly in advance. Substantially all of the deferred revenue recorded as of September 30, 2021 was recognized as revenue during the three months ended December 31, 2021 when the service was performed. Commercial customers are typically billed on a monthly basis based on the nature of the services provided during the period. Revenue recognized under these agreements is variable in nature based on the number

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

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

E&P Waste Treatment, Recovery and Disposal

E&P waste revenue is primarily generated through the treatment, recovery and disposal of non-hazardous exploration and production waste from vertical and horizontal drilling, hydraulic fracturing, production and clean-up activity, as well as other services.  Revenue recognized under these agreements is variable in nature based on the volume of waste accepted or processed during the period.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Other revenues consist primarily of the sale of methane gas and renewable energy credits generated from the Company’s MSW landfills.

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

The following is a rollforward of the Company’s allowance for credit losses for the periods indicated:

	Years Ended December 31,
	2021	2020
Beginning balance	$19,380	$16,432
Current period provision for expected credit losses	9,719	15,509
Write-offs charged against the allowance	(15,545)	(18,318)
Recoveries collected	4,918	5,720
Impact of changes in foreign currency	8	37
Ending balance	$18,480	$19,380

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

would have recognized is one year or less. The Company had $18,954 and $19,669 of deferred sales incentives at December 31, 2021 and 2020, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company recorded a total of $23,671, $17,138 and $19,673, respectively, of sales incentive amortization expense for deferred sales incentives and sales incentive expense for contracts with original terms of less than one year.

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

The net present value of landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2021 and 2020 “layers” for final capping, closure and post-closure obligations was 3.25% and 4.75%, respectively, which reflects the Company’s long-term credit adjusted risk free rate. The Company’s inflation rate assumption was 2.25% and 2.50% for the years ended December 31, 2021 and 2020, respectively.

In accordance with the accounting guidance on asset retirement obligations, the final capping, closure and post-closure liability is recorded on the balance sheet along with an offsetting addition to site costs which is amortized to depletion expense on a units-of-consumption basis as remaining landfill airspace is consumed. The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Depletion expense resulting from final capping, closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill’s operating life and increase thereafter. Owned landfills and landfills operated under life-of-site agreements have estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes, that range from approximately 1 to 282 years, with approximately 90% of the projected annual disposal volume from landfills with remaining lives of less than 70 years. The costs for final capping, closure and post-closure obligations at landfills the Company owns or operates under life-of-site agreements are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2019 to December 31, 2021:

Final capping, closure and post-closure liability at December 31, 2019	$291,474
Liability adjustments	2,490
Accretion expense associated with landfill obligations	14,874
Closure payments	(6,488)
Assumption of closure liabilities from acquisitions	2,136
Disposition of closure liabilities from divested operations	(3,413)
Foreign currency translation adjustment	823
Final capping, closure and post-closure liability at December 31, 2020	301,896
Liability adjustments	(1,081)
Accretion expense associated with landfill obligations	14,333
Closure payments	(21,040)
Assumption of closure liabilities from acquisitions	11,380
Disposition of closure liabilities from divested operations	(3,566)
Foreign currency translation adjustment	615
Final capping, closure and post-closure liability at December 31, 2021	$302,537

Liability adjustments of $1,081 and $2,490 for the years ended December 31, 2021 and 2020, respectively, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Consolidated Balance Sheets. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

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

Business Combination Accounting

The Company accounts for business combinations as follows:

● The Company recognizes, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. The Company measures and recognizes goodwill as of the acquisition date as the excess of:  (a) the aggregate of the fair value of consideration transferred, the fair value of the noncontrolling interest in the acquiree (if any) and the acquisition date fair value of the Company’s previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed.

● At the acquisition date, the Company measures the fair values of all assets acquired and liabilities assumed that arise from contractual contingencies. The Company measures the fair values of all noncontractual contingencies if, as of the acquisition date, it is more likely than not that the contingency will give rise to an asset or liability.

Finite-Lived Intangible Assets

The amounts assigned to franchise agreements, contracts, customer lists, permits and other agreements are being amortized over the expected term of the related agreements (ranging from 1 to 40 years).  The Company uses an accelerated or straight line basis for amortization, depending on the attributes of the related intangibles.

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

As part of the Company’s goodwill impairment test, the Company estimates the fair value of each of its reporting units using discounted cash flow analyses. At December 31, 2019, the Company’s reporting units consisted of its five geographic solid waste operating segments and its E&P segment. As of July 1, 2020, the Company combined all operations of its E&P segment into the Southern segment, based on the Company’s determination that the two operating segments met the aggregation criteria, and eliminated the E&P segment.  The Company’s former E&P segment had $0 of goodwill at each of December 31, 2020 and December 31, 2019.  The Company compares the fair value of each reporting unit with the carrying value of the net assets assigned to each reporting unit. If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results. If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In testing indefinite-lived intangible assets for impairment, the Company compares the estimated fair value of each indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in the Company’s Consolidated Statements of Net Income.

During the Company’s annual impairment analysis of its solid waste operations, the Company determined the fair value of each of its five geographic operating segments at December 31, 2021, 2020 and 2019 and each indefinite-lived intangible asset within those segments using discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows, growth rates and income tax rates. The cash flows employed in the Company’s 2021 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2022 annual budget developed internally by management. These forecasts reflect operating profit margins that were consistent with 2021 results and perpetual revenue growth rates of 4.5%. The Company’s discount rate assumptions are based on an assessment of the market participant rate which approximated 6.1%. In assessing the reasonableness of the Company’s determined fair values of its reporting units, the Company evaluates its results against its current market capitalization. The Company did not record an impairment charge to any of its five geographic operating segments as a result of its annual goodwill impairment tests for the years ended December 31, 2021, 2020 or 2019. During the fourth quarter of 2021, the Company recorded an impairment charge of $2,277, which is included in Impairments and other operating items in the Consolidated Statements of Net Income, on certain indefinite-lived intangible assets at two of its E&P sites in its Southern segment. The Company did not record an impairment charge to any of its five geographic operating segments as a result of its indefinite-lived intangible assets impairment tests for the years ended December 31, 2020 or 2019.

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

During the year ended December 31, 2021, the Company recorded a $16,379 impairment charge, which is included in Impairments and other operating items in the Consolidated Statements of Net Income, for property and equipment and definite-lived intangible assets at three of its E&P waste sites in its Southern segment.

The demand for the Company’s E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile. Macroeconomic and geopolitical conditions, including a significant decline in oil prices occurring in 2020 driven by both surplus production and supply, as well as the decrease in demand caused by factors including the COVID-19 pandemic, resulted in decreased levels of oil and natural gas exploration and production activity and a corresponding decrease in demand for the Company’s E&P waste services in 2020.  During the year ended December 31, 2020, total E&P waste revenue declined $112,114, compared to the prior year period, on rig count declines of 56% in certain basins.  The most impacted basins include the Williston Basin in North Dakota, the Eagle Ford Basin in Texas and the Powder River Basin in Wyoming, all of which have relatively high costs associated with drilling, making them less attractive than other basins, including the Permian Basin in Texas and New Mexico.  Additionally, across the industry there was uncertainty regarding future demand for oil and related services, as noted by several energy companies during 2020, many of whom are customers of the Company’s E&P waste operations.  These companies wrote down the values of their oil and gas assets in anticipation of the potential for the decarbonization of their energy product mix given an increased global focus on reducing greenhouse gases and addressing climate change. Such uncertainty regarding global demand had a significant impact on the investment and operating plans of the Company’s E&P waste customers in the basins where the Company operates.

The decrease in E&P activity, together with market expectations of a likely slow recovery in oil prices, reduced the expected future period cash flows of the Company’s E&P waste operations.  Based on these events, the Company concluded that a triggering event occurred which required the Company to perform an impairment test of the property and equipment and intangible assets of its E&P waste operations as of June 30, 2020 using July 2020 industry projections for drilling activity by basin as the basis for expectations about future activity.  Based upon the results of the impairment test, the Company concluded that the carrying value exceeded the projected undiscounted cash flows of four E&P waste landfills. The next step was to calculate the fair value of these four landfills using an income approach employing a discounted cash flow (“DCF”) model over the lesser of 40 years or the remaining life of each landfill. Additional key assumptions used in the DCF model included a discount rate of 12% applied to the cash flows, annual revenue projections

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

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

The aforementioned impairment charges were partially offset by a $4,145 adjustment, also recorded during the year ended December 31, 2020, to reduce the fair value of an amount payable in 2022 under a liability-classified contingent consideration arrangement calculated on future earnings and cash flows associated with the acquisition of an E&P business in 2014.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments consist of the following:

	December 31, 2021		December 31, 2020
	Restricted	Restricted	Restricted	Restricted
	Cash	Investments	Cash	Investments
Settlement of insurance claims	$52,906	$—	$78,335	$—
Landfill closure and post-closure obligations	12,609	56,289	12,533	54,833
Other financial assurance requirements	6,659	2,725	6,227	2,683
	$72,174	$59,014	$97,095	$57,516

See Note 12 for further information on restricted cash and restricted investments.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of December 31, 2021 and 2020, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of December 31, 2021 and 2020, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of December 31, 2021 and 2020, are as follows:

	Carrying Value at		Fair Value (a) at
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
4.64% Senior Notes due 2021	$—	$100,000	$—	$100,850
2.39% Senior Notes due 2021	$—	$150,000	$—	$150,695
3.09% Senior Notes due 2022 (b)	$—	$125,000	$—	$128,482
2.75% Senior Notes due 2023 (b)	$—	$200,000	$—	$206,204
3.24% Senior Notes due 2024 (b)	$—	$150,000	$—	$158,140
3.41% Senior Notes due 2025 (b)	$—	$375,000	$—	$403,025
3.03% Senior Notes due 2026 (b)	$—	$400,000	$—	$424,874
3.49% Senior Notes due 2027 (b)	$—	$250,000	$—	$271,198
4.25% Senior Notes due 2028	$500,000	$500,000	$561,350	$597,050
3.50% Senior Notes due 2029	$500,000	$500,000	$539,500	$570,450
2.60% Senior Notes due 2030	$600,000	$600,000	$610,440	$644,520
2.20% Senior Notes due 2032	$650,000	$—	$637,065	$—
3.05% Senior Notes due 2050	$500,000	$500,000	$496,350	$540,050
2.95% Senior Notes due 2052	$850,000	$—	$828,580	$—
(a)	Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value inputs include third-party calculations of the market interest rate of notes with similar ratings in similar industries over the remaining note terms.
(b)	All of the outstanding Senior Notes issued pursuant to the 2008 and 2016 master note purchase agreements were redeemed by the Company on September 20, 2021.

For details on the fair value of the Company’s interest rate swaps, restricted cash and investments and contingent consideration, see Note 12.

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Credit Agreement (defined below). The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at December 31, 2021 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At December 31, 2021, the Company’s derivative instruments included six interest rate swap agreements as follows:

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

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2021, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$—	Accrued liabilities(a)	$(18,675)
			Other long-term liabilities	(32,406)
Total derivatives designated as cash flow hedges		$—		$(51,081)
(a)	Represents the estimated amount of the existing unrealized losses on interest rate swaps as of December 31, 2021 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2020, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$—	Accrued liabilities	$(20,023)
			Other long-term liabilities	(74,666)
Total derivatives designated as cash flow hedges		$—		$(94,689)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the years ended December 31, 2021, 2020 and 2019:

Derivatives				Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized			Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)			Classification	Net of Tax (b)
	Years Ended December 31,				Years Ended December 31,
	2021	2020	2019		2021	2020	2019
Interest rate swaps	$17,116	$(47,528)	$(32,247)	Interest expense	$14,936	$7,187	$(5,900)
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

Share-based compensation expense recognized during the years ended December 31, 2021, 2020 and 2019, was $58,221 ($43,495 net of taxes), $45,751 ($34,197 net of taxes) and $42,671 ($31,926 net of taxes), respectively. This

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

share-based compensation expense includes RSUs, PSUs, DSUs, share option and warrant expense. The share-based compensation expense totals include amounts associated with the Progressive Waste share-based compensation plans, continued by the Company following the Progressive Waste acquisition, which allow for the issuance of shares or cash settlement to employees upon vesting. The Company records share-based compensation expense in Selling, general and administrative expenses in the Consolidated Statements of Net Income. The total unrecognized compensation cost at December 31, 2021, related to unvested RSU awards was $57,822 and this future expense will be recognized over the remaining vesting period of the RSU awards, which extends to 2026. The weighted average remaining vesting period of the RSU awards is 1.4 years. The total unrecognized compensation cost at December 31, 2021, related to unvested PSU awards was $20,621 and this future expense will be recognized over the remaining vesting period of the PSU awards, which extends to 2024. The weighted average remaining vesting period of PSU awards is 1.1 years.

Other Restricted Share Units

As of December 31, 2021, 2020 and 2019, the Company had a liability of $9,008, $7,237 and $7,178, respectively, representing the December 31, 2021, 2020 and 2019 fair values, respectively, of outstanding Progressive Waste restricted share units which are expected to be cash settled. For the years ended December 31, 2021, 2020 and 2019, the fair value was calculated using the number of shares granted and the closing price of the common shares in the capital of the Company. All remaining unvested Progressive Waste restricted share units vested during the year ended December 31, 2019.

Other Share Based Options

The fair value of the Progressive Waste share based options outstanding was calculated using a Black-Scholes pricing model with the following weighted average assumptions for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Expected remaining life	1.00 year	0.50 to 1.00 year	1.50 years
Share volatility	15.04%	17.72% to 33.54%	16.14%
Discount rate	0.41%	0.06% to 0.12%	1.61%
Annual dividend rate	0.68%	0.80%	0.82%

All remaining unvested Progressive Waste share based options vested during the year ended December 31, 2017. As of December 31, 2021, 2020 and 2019, the Company had a liability of $4,088, $3,556 and $8,559, respectively, representing the December 31, 2021, 2020 and 2019 fair value, respectively, of outstanding Progressive Waste share based options which are expected to be cash settled.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2021, 2020 and 2019, was $7,155, $4,870 and $5,410, respectively, which is included in Selling, general and administrative expense in the Consolidated Statements of Net Income.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Insurance Liabilities

As a result of its insurance policies, the Company is effectively self-insured for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability, and directors’ and officers’ liability as well as for employee group health insurance, property and workers’ compensation. The Company’s insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company’s management with assistance from its third-party actuary and its third-party claims administrator. The insurance accruals are influenced by the Company’s past claims experience factors and by published industry development factors. At December 31, 2021 and 2020, the Company’s total accrual for self-insured liabilities was $147,757 and $140,182, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $179,250, $164,099 and $155,748, respectively, of self-insurance expense which is included in Cost of operations and Selling, general and administrative expense in the Consolidated Statements of Net Income.

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

5.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
	2021	2020
Income taxes receivable	$61,305	$50,062
Inventory	44,257	36,729
Prepaid insurance	22,471	17,552
Prepaid licenses and permits	10,683	9,847
Other	37,006	46,524
	$175,722	$160,714

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

6.     PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2021	2020
Landfill site costs	$4,447,530	$4,205,968
Rolling stock	2,483,294	2,227,951
Land, buildings and improvements	1,339,542	1,147,358
Containers	983,602	845,386
Machinery and equipment	940,723	820,533
Construction in progress	82,187	41,668
	10,276,878	9,288,864
Less accumulated depreciation and depletion	(4,554,929)	(4,004,358)
	$5,721,949	$5,284,506

Machinery and equipment included $10,342 and $3,754, at December 31, 2021 and 2020, respectively, of equipment assets accounted for as finance leases.  The Company’s landfill depletion expense, recorded in Depreciation in the Consolidated Statements of Net Income, for the years ended December 31, 2021, 2020 and 2019, was $212,898, $200,374 and $225,687, respectively.

7.     LEASES

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

ROU assets for operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived asset impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  The Company did not recognize an impairment charge for any of its ROU assets during the years ended December 31, 2021, 2020 and 2019.

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset.  The Company did not recognize any significant remeasurements during the years ended December 31, 2021, 2020 and 2019.

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

The Company initially entered into finance leases in December 2020 and the assets under these leases went into service on December 31, 2020.

Lease cost for operating and finance leases for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Years Ended December 31,
	2021	2020	2019
Operating lease cost	$40,381	$39,411	$38,710
Finance lease cost:
Amortization of leased assets	3,424	—	—
Interest on leased liabilities	152	—	—
Total lease cost	$43,957	$39,411	$38,710

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows:

	Years Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40,249	$39,212	$38,226
Operating cash flows from finance leases	$152	$—	$—
Financing cash flows from finance leases	$3,133	$—	$—
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities - operating leases	$17,933	$15,117	$17,774
Right-of-use assets obtained in exchange for lease liabilities - finance leases	$10,012	$3,754	$—

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Weighted-average remaining lease term and discount rate for the Company’s leases are as follows:

	Years Ended December 31,
	2021		2020		2019
Weighted average remaining lease term - operating leases	8.0	years	8.6	years	8.7	years
Weighted average remaining lease term - finance leases	4.9	years	5.4	years	Not applicable
Weighted average discount rate - operating leases	3.37%		3.86%		3.99%
Weighted average discount rate - finance leases	1.89%		1.89%		Not applicable

As of December 31, 2021, future minimum lease payments, reconciled to the respective lease liabilities, are as follows:

	Operating Leases	Finance Leases
2022	$38,956	$2,162
2023	34,060	2,162
2024	26,066	2,162
2025	19,310	2,162
2026	14,455	2,161
Thereafter	62,747	234
Minimum lease payments	195,594	11,043
Less: imputed interest	(27,949)	(524)
Present value of minimum lease payments	167,645	10,519
Less: current portion of lease liabilities	(38,017)	(2,061)
Long-term portion of lease liabilities	$129,628	$8,458

8.     ACQUISITIONS

The Company recognizes, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. The Company measures and recognizes goodwill as of the acquisition date as the excess of:  (a) the aggregate of the fair value of consideration transferred, the fair value of the noncontrolling interest in the acquiree (if any) and the acquisition date fair value of the Company’s previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, the Company will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once the Company receives the information it was seeking; however, this period will not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period will be reflected prospectively in the period the adjustment is identified in the consolidated financial statements. The Company recognizes acquisition-related transaction costs as expense.

The Company acquired 30 individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses during the year ended December 31, 2021. The purchase consideration recorded during this period for nine of the acquired businesses included contingent consideration based upon the receipt of contract assignments and the achievement of certain targets, including future asset and revenue growth. The fair value of the total contingent consideration recorded during the year ended December 31, 2021 of $31,616 was determined using probability assessments of the expected future cash flows over a one to two year period in which the obligations are expected to be settled, and applying an average discount rate of 1.5%.  As of December 31, 2021, the obligations recognized at the purchase date have not materially changed.  Any changes in the fair value of the contingent consideration subsequent to the acquisition date

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

will be charged or credited to expense until the contingency is settled.  The total transaction-related expenses incurred during the year ended December 31, 2021 for these acquisitions was $11,318. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

The Company acquired 21 individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses during the year ended December 31, 2020. The total transaction-related expenses incurred during the year ended December 31, 2020 for these acquisitions were $9,803. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

The Company acquired 21 individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses during the year ended December 31, 2019.  The purchase consideration recorded during this period for five of the acquired businesses included contingent consideration based upon the achievement of certain targets, including future asset and revenue growth. The fair value of the total contingent consideration recorded during the year ended December 31, 2019 of $14,038 was determined using probability assessments of the expected future cash flows over a one to four year period in which the obligations are expected to be settled, and applying an average discount rate of 2.3%. During the year ended December 31, 2020, the fair value of an obligation based upon future asset growth increased $3,327.  Any subsequent changes in the fair value of the contingent consideration recorded for these acquisitions will be charged or credited to expense until the contingency is settled. The total transaction-related expenses incurred during the year ended December 31, 2019 for these acquisitions was $12,335. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the consideration transferred to acquire these businesses and the amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	Acquisitions	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$960,449	$388,789	$736,610
Debt assumed	108,345	91,349	95,809
Change in open working capital settlements at year end	—	1,505	5,272
	1,068,794	481,643	837,691

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	33,236	13,759	25,220
Prepaid expenses and other current assets	4,866	4,509	4,970
Operating lease right-of-use assets	5,972	5,247	3,616
Property and equipment	394,687	173,394	294,037
Long-term franchise agreements and contracts	134,827	59,149	78,312
Indefinite-lived intangibles	9,557	13,465	—
Customer lists	75,612	48,512	52,422
Permits and other intangibles	116,967	10,507	48,141
Other assets	77	389	7
Accounts payable and accrued liabilities	(37,827)	(14,174)	(19,209)
Current portion of operating lease liabilities	(1,370)	(509)	(658)
Deferred revenue	(8,389)	(1,821)	(17,245)
Contingent consideration	(31,616)	(4,688)	(14,038)
Long-term portion of operating lease liabilities	(4,602)	(4,738)	(2,958)
Other long-term liabilities	(13,976)	(2,136)	(8,707)
Deferred income taxes	(63,822)	(4,525)	(13,287)
Total identifiable net assets	614,199	296,340	430,623
Goodwill	$454,595	$185,303	$407,068

Goodwill acquired in 2021 totaling $187,287 is expected to be deductible for tax purposes. Goodwill acquired in 2020 totaling $169,147 is expected to be deductible for tax purposes. Goodwill acquired in 2019 totaling $266,310 is expected to be deductible for tax purposes.

The fair value of acquired working capital related to 19 individually immaterial acquisitions completed during the year ended December 31, 2021, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these 19 acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2021, was $36,645, of which $3,409 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2020, was $13,854, of which $95 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2019, was $27,297, of which $2,077 was expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

9.     INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2021:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$724,128	$(278,827)	$—	$445,301
Customer lists	711,047	(450,109)	—	260,938
Permits and other	538,481	(94,807)	—	443,674
	1,973,656	(823,743)	—	1,149,913
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613
E&P facility permits	59,855	—	(40,784)	19,071
	241,468	—	(40,784)	200,684
Intangible assets, exclusive of goodwill	$2,215,124	$(823,743)	$(40,784)	$1,350,597

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the year ended December 31, 2021 was 20.1 years. The weighted-average amortization period of customer lists acquired during the year ended December 31, 2021 was 11.6 years. The weighted-average amortization period of finite-lived permits and other acquired during the year ended December 31, 2021 was 40.0 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2020:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$600,674	$(234,972)	$—	$365,702
Customer lists	636,035	(382,020)	—	254,015
Permits and other	378,952	(79,277)	—	299,675
	1,615,661	(696,269)	—	919,392
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	172,056	—	—	172,056
Material recycling facility permits	42,283	—	—	42,283
E&P facility permits	59,855	—	(38,507)	21,348
	274,194	—	(38,507)	235,687
Intangible assets, exclusive of goodwill	$1,889,855	$(696,269)	$(38,507)	$1,155,079

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2022	$137,771
For the year ending December 31, 2023	$119,458
For the year ending December 31, 2024	$103,820
For the year ending December 31, 2025	$89,002
For the year ending December 31, 2026	$75,122

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

10.     ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2021	2020
Insurance claims and premiums	$149,864	$147,188
Payroll and payroll-related	141,877	141,371
Interest payable	28,729	29,580
Final capping, closure and post-closure liability	19,925	19,925
Unrealized cash flow hedge losses	18,675	20,023
Property taxes	8,833	6,381
Cell processing reserve	3,364	3,344
Transaction-related expenses	3,130	3,304
Share-based compensation plan liability	2,423	868
Environmental remediation reserve	2,300	2,300
Other	63,476	30,639
	$442,596	$404,923

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

11.     LONG-TERM DEBT

The following table presents the Company’s long-term debt as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Revolver under Credit Agreement, bearing interest ranging from 1.10% to 3.25% (a)	$803,944	$203,927
Term loan under Credit Agreement, bearing interest at 1.10% (a)	650,000	650,000
4.64% Senior Notes due 2021	—	100,000
2.39% Senior Notes due 2021	—	150,000
3.09% Senior Notes due 2022	—	125,000
2.75% Senior Notes due 2023	—	200,000
3.24% Senior Notes due 2024	—	150,000
3.41% Senior Notes due 2025	—	375,000
3.03% Senior Notes due 2026	—	400,000
3.49% Senior Notes due 2027	—	250,000
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
2.60% Senior Notes due 2030	600,000	600,000
2.20% Senior Notes due 2032	650,000	—
3.05% Senior Notes due 2050	500,000	500,000
2.95% Senior Notes due 2052	850,000	—
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2028 to 2036 (a)	37,508	43,131
Finance leases, bearing interest at 1.89% with a lease expiration date of 2027 (a)	10,519	3,754
	5,101,971	4,750,812
Less – current portion	(6,020)	(8,268)
Less – unamortized debt discount and issuance costs	(55,451)	(33,866)
	$5,040,500	$4,708,678
(a)	Interest rates represent the interest rates incurred at December 31, 2021.

Credit Agreement

The Company has a revolving credit and term loan agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with Bank of America, N.A., acting through its Canada Branch, as the global agent, the swing line lender and a letter of credit issuer, Bank of America, N.A., as the U.S. agent and a letter of credit issuer, the other lenders named therein (the “Lenders”) and any other financial institutions from time to time party thereto. There are no subsidiary guarantors under the Credit Agreement. The Credit Agreement has a scheduled maturity date of July 30, 2026, which may be extended further upon agreement by Lenders holding at least 50% of the commitments and credit extensions outstanding, with respect to their respective commitments and credit extensions outstanding.  Any Lender that does not agree to an extension of the maturity date shall not be so extended with respect to their commitments and credit extensions.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Details of the Credit Agreement are as follows:

	December 31,
	2021	2020
Revolver under Credit Agreement
Available	$933,775	$1,238,937
Letters of credit outstanding	$112,281	$119,636
Total amount drawn, as follows:	$803,944	$203,927
Amount drawn - U.S. LIBOR rate loan	$631,000	$200,000
Interest rate applicable - U.S. LIBOR rate loan	1.10%	1.35%
Interest rate margin - U.S. LIBOR rate loan	1.00%	1.20%
Amount drawn - U.S. base rate loan	$158,000	$—
Interest rate applicable - U.S. base rate loan	3.25%	—%
Interest rate margin - U.S. base rate loan	0.00%	—%
Amount drawn - U.S. swingline loan	$11,000	$—
Interest rate applicable - U.S. swingline loan	3.25%	—%
Interest rate margin - U.S. swingline loan	0.00%	—%
Amount drawn – Canadian bankers’ acceptance	$3,944	$3,927
Interest rate applicable – Canadian bankers’ acceptance	1.45%	1.66%
Interest rate acceptance fee – Canadian bankers’ acceptance	1.00%	1.20%
Commitment – rate applicable	0.09%	0.15%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$650,000	$650,000
Interest rate applicable – U.S. based LIBOR loan	1.10%	1.35%
Interest rate margin – U.S. based LIBOR loan	1.00%	1.20%

In addition to the $112,281 of letters of credit at December 31, 2021 issued and outstanding under the Credit Agreement, the Company has issued and outstanding letters of credit totaling $13,527 under facilities other than the Credit Agreement.

Pursuant to the terms and conditions of the Credit Agreement, the Lenders provide a $2,500,000 credit facility to the Company, consisting of (i) revolving advances up to an aggregate principal amount of $1,850,000 at any one time outstanding, and (ii) a term loan in an aggregate principal amount of $650,000. As part of the aggregate commitments under the revolving advances, the Credit Agreement provides for letters of credit to be issued at the request of the Company in an aggregate amount not to exceed $320,000 and for swing line loans to be issued at the request of the Company in an aggregate amount not to exceed the lessor of $100,000 and the aggregate commitments under the revolving advances. Both the letter of credit sublimit and the swing line sublimit are part of, and not in addition to, the aggregate commitments under the revolving advances. Subject to certain specified conditions and additional deliveries, the Company has the option to request increases in the aggregate commitments for revolving advances and one or more additional term loans, provided that (i) the aggregate principal amount of such requests does not exceed $500,000 and (ii) the aggregate principal amount of commitments and term loans under the credit facility does not exceed $3,000,000. As of December 31, 2021, there are no commitments by lenders for any such increases in aggregate principal amount of revolving advances or additional term loans described in the preceding sentence. The Company has $3,711 of debt issuance costs related to the Credit Agreement recorded in Other assets, net in the Consolidated Balance Sheets at December 31, 2021, which are being amortized through the maturity date, or July 30, 2026.

Advances are available under the Credit Agreement in U.S. dollars and Canadian dollars. Interest accrues on the term loan at a LIBOR rate or a base rate, at the Company’s option, plus an applicable margin. Interest accrues on revolving advances, at the Company’s option, (i) at a LIBOR rate or a base rate for U.S. dollar borrowings, plus an applicable margin, and (ii) at the Canadian prime rate for Canadian dollar borrowings, plus an applicable margin. Canadian dollar borrowings are also available by way of bankers’ acceptances or BA equivalent notes, subject to the payment of a drawing fee. Certain

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

fees for letters of credit in US dollars and Canadian dollars are also based on the applicable margin. The applicable margin used in connection with interest rates and fees is based on the debt rating of the Company’s public non-credit-enhanced, senior unsecured long-term debt (the “Debt Rating”).  The applicable margin for LIBOR rate loans, drawing fees for bankers’ acceptances, BA equivalent notes and certain letter of credit fees ranges from 0.750% to 1.250%, and the applicable margin for U.S. base rate loans, Canadian prime rate loans and swing line loans ranges from 0.00% to 0.250%. The Company will also pay a fee based on the Debt Rating on the actual daily unused amount of the aggregate revolving commitments, ranging from 0.065% to 0.150%. The Credit Agreement contains hardwired mechanics for the replacement of LIBOR, including (1) mechanics to transition to a rate based upon the secured overnight financing rate (“SOFR”) published by the Federal Reserve Bank of New York or a successor administrator on its website (or a successor source) upon the earlier of (x) LIBOR’s cessation or loss of representativeness, (y) June 30, 2023 and (z) the effectiveness of an early opt-in election by the Company and the agents subject to certain terms and (2) mechanics to transition to an alternate benchmark rate giving due consideration to any evolving or then-prevailing market conventions for U.S. dollar-denominated syndicated credit facilities at such time upon the occurrence of certain subsequent transition events, the unavailability of SOFR-based alternatives or the effectiveness of an early opt-in election by the Company and the agents subject to certain terms.

The borrowings under the Credit Agreement are unsecured and there are no subsidiary guarantors under the Credit Agreement. Proceeds from borrowings under the Credit Agreement may be used (i) to finance acquisitions, dividends or other equity distributions permitted under the Credit Agreement and (ii) for capital expenditures, working capital, payment of certain transaction fees and expenses, letters of credit and any other lawful corporate purposes. The Credit Agreement contains customary representations, warranties, covenants and events of default, including, among others, a change of control event of default and limitations on the incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and burdensome agreements. During the continuance of an event of default, the Lenders may take a number of actions, including, among others, declaring the entire amount then outstanding under the Credit Agreement to be due and payable. The Credit Agreement includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) Consolidated Total Funded Debt (as defined in the Credit Agreement) as of such date to (b) Consolidated EBITDA (as defined in the Credit Agreement), measured for the preceding 12 months, to not more than 3.75 to 1.00 (or 4.25 to 1.00 during material acquisition periods, subject to certain limitations). As of December 31, 2021 and 2020, the Company was in compliance with all applicable covenants in the Credit Agreement as in effect as of the applicable date.

Private Placement Notes

Pursuant to the terms and conditions of a Master Note Purchase Agreement dated as of June 1, 2016 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “2016 NPA”) between the Company and certain accredited institutional investors, the Company issued senior unsecured notes (the “2016 Private Placement Notes”) consisting of (i) $150,000 of senior notes due June 1, 2021 (the “June 2021 Private Placement Notes”), (ii) $200,000 of senior notes due June 1, 2023, (iii) $150,000 of senior notes due April 20, 2024, (iv) $400,000 of senior notes due June 1, 2026 and (v) $250,000 of senior notes due April 20, 2027.

Pursuant to the terms and conditions of a Master Note Purchase Agreement, dated as of July 15, 2008 (as amended, restated, amended and restated, assumed, supplemented or otherwise modified from time to time, the “2008 NPA”) between the Company and certain accredited institutional investors, the Company issued senior unsecured notes (the “2008 Private Placement Notes” and together with the 2016 Private Placement Notes, the “Private Placement Notes”) consisting of (i) $100,000 of senior notes due April 1, 2021 (the “April 2021 Private Placement Notes” and together with the June 2021 Private Placement Notes, the “2021 Private Placement Notes”), (ii) $125,000 of senior notes due August 20, 2022 and (iii) $375,000 of senior notes due August 20, 2025.

The Company repaid at maturity the 2021 Private Placement Notes and repaid the other Private Placement Notes in connection with the Offering (defined below) in September 2021.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Senior Notes

On November 16, 2018, the Company completed an underwritten public offering of $500,000 aggregate principal amount of its 4.25% Senior Notes due December 1, 2028 (the “2028 Senior Notes”). The 2028 Senior Notes were issued under the Indenture, dated as of November 16, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented through the First Supplemental Indenture, dated as of November 16, 2018. The Company is amortizing the $5,792 of debt issuance costs through the maturity date of the 2028 Senior Notes. The Company may redeem some or all of the 2028 Senior Notes at its option prior to September 1, 2028 (three months before the maturity date) at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the 2028 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2028 Senior Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Commencing on September 1, 2028 (three months before the maturity date), the Company may redeem some or all of the 2028 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2028 Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

On April 16, 2019, the Company completed an underwritten public offering of $500,000 aggregate principal amount of its 3.50% Senior Notes due May 1, 2029 (the “2029 Senior Notes”).  The 2029 Senior Notes were issued under the Indenture, as supplemented through the Second Supplemental Indenture, dated as of April 16, 2019. The Company is amortizing the $5,954 of debt issuance costs through the maturity date of the 2029 Senior Notes. The Company may redeem some or all of the 2029 Senior Notes at its option prior to February 1, 2029 (three months before the maturity date) at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the 2029 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2029 Senior Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Commencing on February 1, 2029 (three months before the maturity date), the Company may redeem some or all of the 2029 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2029 Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

On January 23, 2020, the Company completed an underwritten public offering of $600,000 aggregate principal amount of 2.60% Senior Notes due February 1, 2030 (the “2030 Senior Notes”).  The 2030 Senior Notes were issued under the Indenture, as supplemented through the Third Supplemental Indenture, dated as of January 23, 2020. The Company is amortizing $5,435 of debt issuance costs through the maturity date of the 2030 Senior Notes. The Company may redeem some or all of the 2030 Senior Notes at its option prior to November 1, 2029 (three months before the maturity date) at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the 2030 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2030 Senior Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Commencing on November 1, 2029 (three months before the maturity date), the Company may redeem some or all of the 2030 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2030 Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

On March 13, 2020, the Company completed an underwritten public offering of $500,000 aggregate principal amount of 3.05% Senior Notes due April 1, 2050 (the “2050 Senior Notes”). The 2050 Senior Notes were issued under the Indenture, as supplemented through the Fourth Supplemental Indenture, dated as of March 13, 2020. The Company is amortizing a $7,375 debt discount and $5,682 of debt issuance costs through the maturity date of the 2050 Senior Notes. The Company may redeem some or all of the 2050 Senior Notes at its option prior to October 1, 2049 (six months before the maturity date) at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the 2050 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2050 Senior Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Commencing on October 1, 2049 (six months before the maturity date), the Company may redeem some or all of the 2050 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2050 Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

On September 20, 2021, the Company completed an underwritten public offering (the “Offering”) of $650,000 aggregate principal amount of 2.20% Senior Notes due January 15, 2032 (the “2032 Senior Notes”) and $850,000 aggregate principal amount of 2.95% Senior Notes due January 15, 2052 (the “2052 Senior Notes” and, together with the 2028 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2032 Senior Notes and the 2050 Senior Notes, the “Senior Notes”). The 2032 Senior Notes and the 2052 Senior Notes were issued under the Indenture, as supplemented through the Fifth Supplemental Indenture, dated as of September 20, 2021. The Company is amortizing a $1,066 debt discount and $5,979 of debt issuance costs through the maturity date of the 2032 Senior Notes and a $12,742 debt discount and $9,732 of debt issuance costs through the maturity date of the 2052 Senior Notes. The Company may, prior to October 15, 2031 (three months before the maturity date), redeem some or all of the 2032 Senior Notes, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount of the 2032 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2032 Senior Notes redeemed. Commencing on October 15, 2031 (three months before the maturity date), the Company may redeem some or all of the 2032 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2032 Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date. The Company may, prior to July 15, 2051 (six months before the maturity date), redeem some or all of the 2052 Senior Notes, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount of the 2052 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2052 Senior Notes redeemed. Commencing on July 15, 2051 (six months before the maturity date), the Company may redeem some or all of the 2052 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2052 Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

In connection with the Offering, the Company exercised its right to repay the $1,500,000 of Private Placement Notes then outstanding governed by the 2008 NPA and the 2016 NPA.  The Company repaid the Private Placement Notes then outstanding, including the $110,617 make-whole premium, with the net proceeds from the Offering and borrowings under the revolving credit facility provided under its Credit Agreement.  The Company recorded $115,288 to Loss on early extinguishment of debt during the year ended December 31, 2021 due to the repayment of the Private Placement Notes and associated make-whole premium and related fees.

The Company pays interest on the Senior Notes semi-annually in arrears.  The Senior Notes are the Company’s senior unsecured obligations, ranking equally in right of payment with its existing and future unsubordinated debt and senior to any of its future subordinated debt.  The Senior Notes are not guaranteed by any of the Company’s subsidiaries.

Under certain circumstances, the Company may become obligated to pay additional amounts (the “Additional Amounts”) with respect to the Senior Notes to ensure that the net amounts received by each holder of the Senior Notes will not be less than the amount such holder would have received if withholding taxes or deductions were not incurred on a payment under or with respect to the Senior Notes. If such payment of Additional Amounts is a result of a change in the laws or regulations, including a change in any official position, the introduction of an official position or a holding by a court of competent jurisdiction, of any jurisdiction from or through which payment is made by or on behalf of the Senior Notes having power to tax, and the Company cannot avoid such payments of Additional Amounts through reasonable measures, then the Company may redeem the applicable series of the Senior Notes then outstanding at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date).

If the Company experiences certain kinds of changes of control, each holder of the Senior Notes may require the Company to repurchase all or a portion of the Senior Notes for cash at a price equal to 101% of the aggregate principal amount of such Senior Notes, plus any accrued but unpaid interest to, but excluding, the date of repurchase.

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

Senior Notes. As of December 31, 2021 and 2020, the Company was in compliance with all applicable covenants in the Indenture as in effect on the applicable date.

Upon an event of default, the principal of and accrued and unpaid interest on all the Senior Notes may be declared to be due and payable by the Trustee or the holders of not less than 25% in principal amount of the outstanding Senior Notes of the applicable series. Upon such a declaration, such principal and accrued interest on all of the applicable series of the Senior Notes will be due and payable immediately. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, the principal (or such specified amount) of and accrued and unpaid interest, if any, on all outstanding series of the Senior Notes will become and be immediately due and payable without any declaration or other act on the part of the Trustee or any holder of the applicable series of the Senior Notes.  Under certain circumstances, the holders of a majority in principal amount of the outstanding Senior Notes of any series may rescind any such acceleration with respect to the Senior Notes of that series and its consequences.

As of December 31, 2021, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2022	$6,020
2023	6,090
2024	6,239
2025	6,391
2026	1,460,243
Thereafter	3,616,988
$5,101,971

12.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At December 31, 2021 and 2020, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash is valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash measured at fair value is invested primarily in money market accounts, bank time deposits and U.S. government and agency securities. The Company’s restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

restricted investments measured at fair value are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020, were as follows:

	Fair Value Measurement at December 31, 2021 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(51,081)	$—	$(51,081)	$—
Restricted cash	$72,174	$72,174	$—	$—
Restricted investments	$58,797	$—	$58,797	$—
Contingent consideration	$(94,308)	$—	$—	$(94,308)

	Fair Value Measurement at December 31, 2020 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(94,689)	$—	$(94,689)	$—
Restricted cash	$97,095	$97,095	$—	$—
Restricted investments	$58,181	$—	$58,181	$—
Contingent consideration	$(71,736)	$—	$—	$(71,736)

See Note 3 – “Impairments of Property and Equipment and Finite-Lived Intangible Assets” regarding non-recurring fair value measurements.

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Beginning balance	$71,736	$69,484
Contingent consideration recorded at acquisition date	31,616	4,688
Payment of contingent consideration recorded at acquisition date	(12,934)	(12,566)
Payment of contingent consideration recorded in earnings	(520)	(10,371)
Adjustments to contingent consideration	2,954	18,418
Interest accretion expense	1,470	2,006
Foreign currency translation adjustment	(14)	77
Ending balance	$94,308	$71,736

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

At December 31, 2021 and 2020, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $744,037 and $727,361, respectively, to secure its asset closure and retirement requirements and $556,570 and $482,262, respectively, to secure performance under collection contracts and landfill operating agreements.

The Company owns a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure landfill final capping, closure and post-closure obligations for companies operating in the solid waste industry. The Company accounts for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment. This investee company and the parent company of the investee have written financial surety bonds for the Company, of which $410,378 and $413,970 were outstanding as of December 31, 2021 and 2020, respectively. The Company’s reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.

Unconditional Purchase Obligations

At December 31, 2021, the Company’s unconditional purchase obligations consist of multiple fixed-price fuel purchase contracts under which it has 60.0 million gallons remaining to be purchased for a total of $151,733. These fuel purchase contracts expire on or before December 31, 2024. During the years ended December 31, 2021, 2020 and 2019, the Company paid $100,220, $93,813 and $73,269, respectively, under the respective fuel purchase contracts then outstanding.

As of December 31, 2021, future minimum purchase commitments, by calendar year, are as follows:

2022	$98,655
2023	51,289
2024	1,789
$151,733

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

to the Company’s acquisition of such facilities. The Company’s estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. The Company does not discount remediation obligations. At December 31, 2021 and 2020, the current portion of remediation reserves was $2,300 and $2,300, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. At December 31, 2021 and 2020, the long-term portion of remediation reserves was $20,483 and $19,121, respectively, which is included in Other long-term liabilities in the Consolidated Balance Sheets. Any substantial increase in the liabilities for remediation of environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of December 31, 2021, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

On August 16, 2016, the EPA sent individual letters to each of the PRPs for the LDW Site, including NWCS, stating that it expected to initiate negotiations with all PRPs in early 2018 relating to a Remedial Design/Remedial Action (“RD/RA”) Consent Decree.  An RD/RA Consent Decree provides for the cleanup of the entire site and is often referred to as a “global settlement.”  In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a confidential and non-binding allocation of certain past response costs allegedly incurred at the LDW Site as well as the anticipated future response costs associated with the clean-up.  In March 2017, the PRPs provided the EPA with notice that the allocation was not scheduled to conclude until mid-2019.  Later extensions pushed the allocation conclusion date first to early 2020 and then to July 2020.  The EPA was informed of those changes.  The allocator issued his preliminary allocation report on June 28, 2021.  The allocator is currently considering comments on the preliminary report, which the parties submitted in November 2021. The allocator may issue the final allocation report sometime in the next two months.  In July 2021, the EPA was informed of the issuance of the preliminary allocation report in a telephone conference with allocation participants.  In a telephone conference with allocation participants on December 14, 2021, the EPA stated its expectation that settlement negotiations would begin in the second half of 2022.  NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs, its specific allocation, or the likelihood of the parties then negotiating a global settlement with the EPA.  Thus, NWCS cannot reasonably determine the likelihood of any outcome in this matter, including its potential liability.

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

Los Angeles County, California Landfill Expansion Litigation

A.    Chiquita Canyon, LLC Lawsuit Against Los Angeles County

In October 2004, the Company’s subsidiary, Chiquita Canyon, LLC (“CCL”), then under prior ownership, filed an application (the “Application”) with the County of Los Angeles (the “County”) Department of Regional Planning (“DRP”) for a conditional use permit (the “CUP”) to authorize the continued operation and expansion of the Chiquita Canyon Landfill (the “Landfill”). The Landfill has operated since 1972, and as a regional landfill, accepted approximately two and a half million tons of materials for disposal and beneficial use in 2021.  The Application requested expansion of the existing waste footprint on CCL’s contiguous property, an increase in maximum elevation, creation of a new entrance and new

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

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

10, 2018.  On April 13, 2018, CCL filed in the Superior Court of California, County of Los Angeles a Petition for Writ of Administrative Mandamus against the County seeking to overturn the decision sustaining the NOV, contending that the NOV and decision are not supported by the facts or law.  On July 17, 2018, the Court granted CCL leave to pay the $11,600 B&T fee and to amend its Complaint in the CUP lawsuit to reflect the payment under protest, allowing the challenge to the B&T fee under the Mitigation Fee Act to proceed in the CUP lawsuit.  CCL paid the B&T fee under protest on August 10, 2018, and also paid on that date the administrative penalty of $83 and a noncompliance fee of $0.75. The Court indicated that the NOV case would be coordinated with the CUP lawsuit.  The NOV case has been continued multiple times as the CUP lawsuit was adjudicated; it is now set for trial on June 16, 2022.  The Superior Court’s July 2, 2020 decision in the CUP lawsuit upheld the B&T fee against a Mitigation Fee Act challenge, and addressed two other conditions that were also the subject of the NOV, which may impact the scope of the B&T fee/NOV case.  CCL will continue to vigorously prosecute the lawsuit.  However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

Collective Bargaining Agreements

Twenty-two of the Company’s collective bargaining agreements have expired or are set to expire in 2022. The Company does not expect any significant disruption in its overall business in 2022 as a result of labor negotiations, employee strikes or organizational efforts.

14.   SHAREHOLDERS’ EQUITY

Employee Share Purchase Plan

On May 15, 2020, the Company’s shareholders approved the ESPP. Under the ESPP, qualified employees may elect to have payroll deductions withheld from their eligible compensation on each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period; provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the TSX over the final five trading days of such offering period. The maximum number of shares that may be issued under the ESPP is 1,000,000. Under the ESPP, employees purchased 10,813 of the Company’s common shares for $1,222 during the year ended December 31, 2021.

Cash Dividend

The Board of Directors of the Company authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2021, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.025, from $0.205 to $0.23 per Company common share. Cash dividends of $220,203, $199,883 and $175,067 were paid during the years ended December 31, 2021, 2020 and 2019, respectively.

Normal Course Issuer Bid

On July 27, 2021, the Board of Directors of the Company approved, subject to receipt of regulatory approvals, the annual renewal of the Company’s normal course issuer bid (the “NCIB”) to purchase up to 13,025,895 of the Company’s common shares during the period of August 10, 2021 to August 9, 2022 or until such earlier time as the NCIB is completed or terminated at the option of the Company. The renewal followed the conclusion of the Company’s NCIB that expired August 9, 2021. The Company received TSX approval for its annual renewal of the NCIB on August 6, 2021. Under the NCIB, the Company may make share repurchases only in the open market, including on the NYSE, the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

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

For the year ended December 31, 2021, the Company repurchased 3,003,822 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $338,993. For the year ended December 31, 2020, the Company repurchased 1,271,977 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $105,654.  For the year ended December 31, 2019, the Company did not repurchase any common shares pursuant to the NCIB in effect during that period. As of December 31, 2021, the remaining maximum number of shares available for repurchase under the NCIB was 12,768,063.

Common Shares

The Company is authorized to issue an unlimited number of common shares, that have no par value, and uses reserved but unissued common shares to satisfy its obligations under its equity-based compensation plans. As of December 31, 2021, the Company has reserved the following common shares for issuance:

For outstanding RSUs, PSUs and warrants	1,933,004
For future grants under the 2016 Incentive Award Plan	4,066,471
For future grants under the Employee Share Purchase Plan	989,187
6,988,662

Common Shares Held in Trust

Common shares held in trust at December 31, 2021 consist of 70,662 shares of the Company held in a trust that were acquired by Progressive Waste prior to June 1, 2016 for the benefit of its U.S. and Canadian employees participating in certain share-based compensation plans. A total of 735,171 common shares were held in the trust on June 1, 2016 when it was acquired by the Company in the Progressive Waste acquisition. Common shares held in trust are classified as treasury shares in the Company’s Consolidated Balance Sheets. The Company will sell shares out of the trust and remit cash or shares to employees and non-employee directors as restricted share units vest and deferred share units settle, under the Progressive Waste share-based compensation plans that were continued by the Company. During the years ended December 31, 2021, 2020 and 2019, the Company sold 3,522, 7,330 and 48,375 common shares held in the trust, respectively, to settle vested restricted share units and deferred share units.

Special Shares

The Company is authorized to issue an unlimited number of special shares. Holders of special shares are entitled to one vote in matters of the Company for each special share held. The special shares carry no right to receive dividends or to receive the remaining property or assets of the Company upon dissolution or wind-up. At December 31, 2021, 2020 and 2019, no special shares were issued.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares, issuable in series. Each series of preferred shares issued shall have rights, privileges, restrictions and conditions as determined by the Board of Directors prior to their issuance. Preferred shareholders are not entitled to vote, but take preference over the common shareholders rights in the remaining property and assets of the Company in the event of dissolution or wind-up. At December 31, 2021, 2020 and 2019, no preferred shares were issued.

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

Restricted Share Units

A summary of the Company’s RSU activity is presented below:

	Years Ended December 31,
	2021	2020	2019
Weighted average grant-date fair value of restricted share units granted	$100.27	$101.79	$81.24
Total fair value of restricted share units vested	$26,711	$23,742	$21,136

A summary of activity related to RSUs during the year ended December 31, 2021, is presented below:

		Weighted-Average
		Grant Date Fair
	Unvested Shares	Value Per Share
Outstanding at December 31, 2020	772,625	$84.61
Granted	498,078	$100.27
Forfeited	(65,528)	$94.63
Vested and issued	(343,480)	$77.76
Outstanding at December 31, 2021	861,695	$95.63

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At December 31, 2021, 2020 and 2019, the Company had 100,861, 177,760 and 247,999 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of the Company’s PSU activity is presented below:

	Years Ended December 31,
	2021	2020	2019
Weighted average grant-date fair value of PSUs granted	$96.99	$87.19	$80.85
Total fair value of PSUs vested	$10,954	$15,628	$7,683

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A summary of activity related to PSUs during the year ended December 31, 2021, is presented below:

		Weighted-Average
		Grant Date Fair
	Unvested Shares	Value Per Share
Outstanding at December 31, 2020	434,558	$82.60
Granted	116,784	$96.99
Forfeited	(5,048)	$68.58
Vested and issued	(154,251)	$71.01
Outstanding at December 31, 2021	392,043	$91.63

During the year ended December 31, 2021, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2023.  During the year ended December 31, 2020, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2022. During the same period, the Company’s Compensation Committee also granted PSUs with a one-year performance-based metric that the Company was required to meet before those awards were earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period.  During the year ended December 31, 2019, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company was required to meet before those awards were earned, and the performance period for those grants ended on December 31, 2021. During the same period, the Company’s Compensation Committee also granted PSUs with a one-year performance-based metric that the Company was required to meet before those awards were earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period. The Compensation Committee determines the achievement of performance results and corresponding vesting of PSUs for each performance period.

Share Purchase Warrants

The Company has outstanding share purchase warrants issued under the 2016 Plan. Warrants to purchase the Company’s common shares were issued to certain consultants to the Company. Warrants issued were fully vested and exercisable at the date of grant. Warrants outstanding at December 31, 2021, expire between 2022 and 2026.

A summary of warrant activity during the year ended December 31, 2021, is presented below:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2020	489,748	$86.41
Granted	218,166	$110.91
Forfeited	(82,779)	$81.35
Exercised	(46,730)	$72.88
Outstanding at December 31, 2021	578,405	$104.82

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes information about warrants outstanding as of December 31, 2021 and 2020:

			Fair Value of
	Warrants		Warrants	Outstanding at December 31,
Grant Date	Issued	Exercise Price	Issued	2021	2020
Throughout 2016	15,666	$42.22 to $51.55	$189	—	7,158
Throughout 2017	35,382	$53.65 to $69.96	$595	1,521	33,551
Throughout 2018	163,995	$70.91 to $80.90	$2,591	112,756	133,141
Throughout 2019	151,008	$74.25 to $95.61	$2,634	101,977	151,008
Throughout 2020	164,890	$72.65 to $104.89	$3,140	146,386	164,890
Throughout 2021	218,166	$99.33 to $135.97	$5,584	215,765	—
				578,405	489,748

Deferred Share Units

A summary of the Company’s deferred share units (“DSUs”) activity is presented below:

	Years Ended December 31,
	2021	2020	2019
Weighted average grant-date fair value of DSUs granted	$99.80	$103.81	$83.80
Total fair value of DSUs awarded	$285	$272	$319

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition.

A summary of activity related to DSUs during the year ended December 31, 2021, is presented below:

		Weighted-Average
		Grant Date Fair
	Vested Shares	Value Per Share
Outstanding at December 31, 2020	21,586	$59.32
Granted	2,856	$99.80
Outstanding at December 31, 2021	24,442	$64.05

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste RSUs during the year ended December 31, 2021, is presented below:

Outstanding at December 31, 2020	66,554
Cash settled	(3,522)
Outstanding at December 31, 2021	63,032

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  All remaining RSUs were vested as of December 31, 2019.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Share Based Options

Share based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share based options during the year ended December 31, 2021, is presented below:

Outstanding at December 31, 2020	51,200
Cash settled	(5,331)
Outstanding at December 31, 2021	45,869

No share based options under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016. All outstanding share based options were vested as of December 31, 2017.

15.   OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2021, 2020 and 2019, are as follows:

	Year Ended December 31, 2021
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$20,321	$(5,385)	$14,936
Changes in fair value of interest rate swaps	23,287	(6,171)	17,116
Foreign currency translation adjustment	8,183	—	8,183
	$51,791	$(11,556)	$40,235

	Year Ended December 31, 2020
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$9,778	$(2,591)	$7,187
Changes in fair value of interest rate swaps	(64,664)	17,136	(47,528)
Foreign currency translation adjustment	50,653	—	50,653
	$(4,233)	$14,545	$10,312

	Year Ended December 31, 2019
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(8,027)	$2,127	$(5,900)
Changes in fair value of interest rate swaps	(43,873)	11,626	(32,247)
Foreign currency translation adjustment	101,970	—	101,970
	$50,070	$13,753	$63,823

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A roll forward of the amounts included in AOCIL, net of taxes, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2019	$(29,255)	$18,292	$(10,963)
Amounts reclassified into earnings	7,187	—	7,187
Changes in fair value	(47,528)	—	(47,528)
Foreign currency translation adjustment	—	50,653	50,653
Balance at December 31, 2020	(69,596)	68,945	(651)
Amounts reclassified into earnings	14,936	—	14,936
Changes in fair value	17,116	—	17,116
Foreign currency translation adjustment	—	8,183	8,183
Balance at December 31, 2021	$(37,544)	$77,128	$39,584

16.   INCOME TAXES

The Company’s operations are conducted through its various subsidiaries in countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

Income before provision for income taxes consists of the following:

	Years Ended December 31,
	2021	2020	2019
U.S.	$574,737	$22,349	$477,203
Non – U.S.	196,005	231,565	228,688
Income before income taxes	$770,742	$253,914	$705,891

The provision for income taxes consists of the following:

	Years Ended December 31,
	2021	2020	2019
Current:
U.S. Federal	$71,180	$65,143	$45,475
State	34,439	28,325	27,528
Non – U.S.	32,071	6,941	11,570
	137,690	100,409	84,573
Deferred:
U.S. Federal	51,534	(36,659)	58,291
State	5,093	(8,762)	6,331
Non – U.S.	(42,064)	(5,066)	(9,985)
	14,563	(50,487)	54,637
Provision for income taxes	$152,253	$49,922	$139,210

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

	Years Ended December 31,
	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.7	4.5	4.4
Deferred income tax liability adjustments	0.3	1.6	0.6
Effect of international operations	(6.3)	(7.0)	(6.3)
Other	0.1	(0.4)	—
	19.8%	19.7%	19.7%

The comparability of the Company’s income tax provision for the reported periods has been affected by variations in its income before income taxes.

The effects of international operations are primarily due to a portion of the Company’s income from internal financing that is taxed at effective rates substantially lower than the U.S. federal statutory rate.  For the year ended December 31, 2020, the Company’s income tax provision included a $27,358 expense associated with certain 2019 inter-entity payments no longer being deductible for tax purposes due to the finalization of tax regulations on April 7, 2020 under Internal Revenue Code Section 267A and a $4,148 expense related to an increase in the Company’s deferred income tax liabilities resulting from the impairment of certain assets within its E&P waste operations which impacted the geographical apportionment of its state income taxes.  Additionally, for the year ended December 31, 2019, a reduction in deferred income tax assets primarily related to compensation of executive officers no longer deemed deductible for tax purposes resulted in an increase to tax expense of $3,805.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The significant components of deferred income tax assets and liabilities, reduced by valuation allowances as applicable, are presented below.

	December 31,
	2021	2020
Deferred income tax assets:
Accrued expenses	$31,840	$26,600
Compensation	22,545	18,150
Contingent liabilities	21,268	17,652
Tax credits and loss carryforwards	24,415	24,044
Interest rate and fuel hedges	13,536	25,093
Finance costs	24,264	—
Other	—	872
Gross deferred income tax assets	137,868	112,411
Less: Valuation allowance	—	—
Total deferred income tax assets	137,868	112,411

Deferred income tax liabilities:
Goodwill and other intangibles	(397,855)	(332,097)
Property and equipment	(484,519)	(440,019)
Landfill closure/post-closure	(18,597)	(13,846)
Prepaid expenses	(11,534)	(14,990)
Investment in subsidiaries	(69,286)	(69,391)
Finance costs	—	(2,112)
Other	(6,998)	—
Total deferred income tax liabilities	(988,789)	(872,455)
Net deferred income tax liability	$(850,921)	$(760,044)

The Company has $47,966 of Canadian tax loss carryforwards with a 20-year carryforward period which will begin to expire in 2036, as well as various U.S. state tax losses with carryforward periods up to 20 years.

As of December 31, 2021, the Company had undistributed earnings of approximately $2,860,889 for which income taxes have not been provided on permanently reinvested earnings of approximately $1,685,889. Additionally, the Company has not recorded deferred taxes on the amount of financial reporting basis in excess of tax basis of approximately $340,308 attributable to the Company’s non-U.S. subsidiaries which are permanently reinvested. It is not practical to estimate the additional tax that may become payable upon the eventual repatriation of these amounts; however, the tax impacts could result in a material increase to the Company’s effective tax rate.

The Company and its subsidiaries are subject to U.S. federal and Canadian income tax, which are its principal operating jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2017. Additionally, the normal reassessment period for the Company has expired for all Canadian federal income tax matters for years through 2016.

The Company did not have any unrecognized tax benefits recorded at December 31, 2021, 2020 or 2019. The Company does not anticipate the total amount of unrecognized tax benefits will significantly change by December 31, 2022. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

The Company manages its operations through the following five geographic solid waste operating segments: Eastern, Southern, Western, Central and Canada.  The Company’s five geographic solid waste operating segments comprise its reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.

The Company’s Chief Operating Decision Maker evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA. The Company defines segment EBITDA as earnings before interest, taxes, depreciation, amortization, impairments and other operating items, other income (expense) and loss on early extinguishment of debt. Segment EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. The Company’s management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments. A reconciliation of segment EBITDA to Income before income tax provision is included at the end of this Note 17.

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2021, 2020 and 2019, is shown in the following tables:

Year Ended		Intercompany	Reported	Segment	Depreciation and	Capital
December 31, 2021	Revenue	Revenue(b)	Revenue	EBITDA(c)	Amortization	Expenditures	Total Assets(e)
Eastern	$1,807,563	$(286,275)	$1,521,288	$404,493	$239,130	$174,350	$3,652,311
Southern	1,633,402	(186,656)	1,446,746	394,982	188,977	156,527	3,513,355
Western	1,434,844	(154,656)	1,280,188	405,778	129,988	152,149	2,260,222
Central	1,188,501	(142,085)	1,046,416	359,434	134,078	144,458	2,332,564
Canada	965,705	(108,982)	856,723	339,859	111,458	68,183	2,513,608
Corporate(a), (d)	—	—	—	(19,596)	9,378	48,648	427,864
	$7,030,015	$(878,654)	$6,151,361	$1,884,950	$813,009	$744,315	$14,699,924

Year Ended		Intercompany	Reported	Segment	Depreciation and	Capital
December 31, 2020	Revenue	Revenue(b)	Revenue	EBITDA(c)	Amortization	Expenditures	Total Assets(e)
Eastern	$1,601,980	$(266,115)	$1,335,865	$343,446	$222,934	$181,787	$3,134,462
Southern	1,552,687	(183,107)	1,369,580	369,445	189,726	131,831	3,402,081
Western	1,291,882	(142,120)	1,149,762	364,790	115,151	132,344	1,861,079
Central	1,008,081	(127,758)	880,323	313,033	113,004	102,966	2,160,246
Canada	805,757	(95,297)	710,460	256,119	103,334	109,886	2,544,379
Corporate(a), (d)	—	—	—	(15,283)	8,255	5,747	890,117
	$6,260,387	$(814,397)	$5,445,990	$1,631,550	$752,404	$664,561	$13,992,364

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Year Ended		Intercompany	Reported	Segment	Depreciation and	Capital
December 31, 2019	Revenue	Revenue(b)	Revenue	EBITDA(c)	Amortization	Expenditures	Total Assets(e)
Eastern	$1,524,648	$(255,684)	$1,268,964	$330,578	$204,221	$154,218	$3,099,283
Southern	1,623,614	(174,614)	1,449,000	441,425	208,967	178,127	3,952,449
Western	1,234,669	(135,820)	1,098,849	338,563	102,067	147,893	1,718,015
Central	958,139	(119,555)	838,584	292,111	106,391	116,831	1,885,468
Canada	835,603	(102,321)	733,282	256,405	113,944	61,119	2,490,291
Corporate(a), (d)	—	—	—	(15,438)	8,328	7,901	592,189
	$6,176,673	$(787,994)	$5,388,679	$1,643,644	$743,918	$666,089	$13,737,695
(a)	The majority of Corporate expenses are allocated to the five operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the five operating segments and comprise the net EBITDA of the Company’s Corporate segment for the periods presented.
(b)

Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in Note 3.
(d)	Corporate assets include cash, debt issuance costs, equity investments, operating lease right-of-use assets and corporate facility leasehold improvements and equipment.
(e)	Goodwill is included within total assets for each of the Company’s five operating segments.

The following table shows changes in goodwill during the years ended December 31, 2020 and 2021, by reportable segment:

	Eastern	Southern	Western	Central	Canada	Total
Balance as of December 31, 2019	$1,331,180	$1,528,225	$400,037	$729,470	$1,521,939	$5,510,851
Goodwill acquired	43,397	3,990	42,825	94,883	208	185,303
Goodwill divested	—	—	—	(149)	—	(149)
Impact of changes in foreign currency	—	—	—	—	30,645	30,645
Balance as of December 31, 2020	1,374,577	1,532,215	442,862	824,204	1,552,792	5,726,650
Goodwill acquired	233,146	56,576	96,870	68,005	—	454,597
Goodwill acquisition adjustments	—	—	—	—	(2)	(2)
Goodwill divested	—	(324)	—	—	—	(324)
Impact of changes in foreign currency	—	—	—	—	6,722	6,722
Balance as of December 31, 2021	$1,607,723	$1,588,467	$539,732	$892,209	$1,559,512	$6,187,643

Property and equipment, net relating to operations in the United States and Canada are as follows:

	December 31,
	2021	2020
United States	$5,075,184	$4,589,144
Canada	646,765	695,362
Total	$5,721,949	$5,284,506

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Consolidated Statements of Net Income is as follows:

	Years ended December 31,
	2021	2020	2019
Eastern segment EBITDA	$404,493	$343,446	$330,578
Southern segment EBITDA	394,982	369,445	441,425
Western segment EBITDA	405,778	364,790	338,563
Central segment EBITDA	359,434	313,033	292,111
Canada segment EBITDA	339,859	256,119	256,405
Subtotal reportable segments	1,904,546	1,646,833	1,659,082
Unallocated corporate overhead	(19,596)	(15,283)	(15,438)
Depreciation	(673,730)	(621,102)	(618,396)
Amortization of intangibles	(139,279)	(131,302)	(125,522)
Impairments and other operating items	(32,316)	(466,718)	(61,948)
Interest expense	(162,796)	(162,375)	(147,368)
Interest income	2,916	5,253	9,777
Other income (expense), net	6,285	(1,392)	5,704
Loss on early extinguishment of debt	(115,288)	—	—
Income before income tax provision	$770,742	$253,914	$705,891

18.   NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$618,047	$204,677	$566,841
Denominator:
Basic shares outstanding	261,166,723	263,189,699	263,792,693
Dilutive effect of equity-based awards	561,747	497,840	733,868
Diluted shares outstanding	261,728,470	263,687,539	264,526,561

19.   EMPLOYEE BENEFIT PLANS

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

Total employer expenses, including employer matching contributions, for the DPSP and 401(k) Plans were $31,834, $16,350 and $26,111, respectively, during the years ended December 31, 2021, 2020 and 2019. These amounts include matching contributions Waste Connections made under the Deferred Compensation Plan, described below.

Multiemployer Pension Plans: The Company also participates in 15 “multiemployer” pension plans. The Company does not administer these multiemployer plans. In general, these plans are managed by the trustees, with the unions appointing certain trustees, and other contributing employers of the plan appointing certain others. The Company is generally not represented on the board of trustees. The Company makes periodic contributions to these plans pursuant to its collective bargaining agreements. The Company’s participation in multiemployer pension plans is summarized as follows:

								Expiration
	EIN/Pension Plan							Date of
	Number/	Pension Protection Act		FIP/RP				Collective
	Registration	Zone Status (a)		Status	Company Contributions (d)			Bargaining
Plan Name	Number	2021	2020	(b),(c)	2021	2020	2019	Agreement
Western Conference of Teamsters Pension Trust	91-6145047 - 001	Green	Green	Not applicable	$4,963	$4,841	$4,550	12/31/2021 to 6/30/2025
Local 731, I.B. of T., Pension Fund	36-6513567 - 001	Green for the plan year beginning 10/1/2021	Green for the plan year beginning 10/1/2019	Not applicable	4,504	4,628	4,570	9/30/2023
Suburban Teamsters of Northern Illinois Pension Fund	36-6155778 - 001	Green	Green	Not applicable	2,300	2,080	1,844	2/29/2024
Teamsters Local 301 Pension Fund	36-6492992 - 001	Green	Green	Not applicable	841	673	624	9/30/2023
Automobile Mechanics’ Local No. 701 Union and Industry Pension Fund	36-6042061 - 001	Green	Green	Not applicable	439	457	492	12/31/2022
Midwest Operating Engineers Pension Plan	36-6140097 - 001	Green for the plan year beginning 4/1/2021	Green for the plan year beginning 4/1/2020	Not applicable	424	316	339	10/31/2025
Locals 302 & 612 of the IOUE - Employers Construction Industry Retirement Plan	91-6028571 - 001	Green	Green	Not applicable	313	298	290	11/16/2022
IAM National Pension Fund	51-6031295 - 002	Critical	Critical	Implemented	299	310	256	12/31/2022
International Union of Operating Engineers Pension Trust	85512-1	Green as of 4/30/2020	Green as of 4/30/2018	Not applicable	295	279	238	3/31/2021 to 3/31/2024
Multi-Sector Pension Plan	1085653	Green as of 1/1/2021	Green as of 1/1/2020	Not applicable	265	196	202	12/31/2023
Local 813 Pension Trust Fund	13-1975659 - 001	Critical for the plan year beginning 1/1/2021	Critical	Implemented	258	183	281	11/30/2022
Recycling and General Industrial Union Local 108 Pension Fund	13-6366378	Green	Green	Not applicable	217	269	337	2/28/2022
Nurses and Local 813 IBT Retirement Plan	13-3628926 - 001	Green	Green	Not applicable	58	52	87	11/30/2022
Contributions to other multiemployer plans					75	10	—
					$15,251	$14,592	$14,110

(a)	Unless otherwise noted in the table above, the most recent Pension Protection Act zone status available in 2021 and 2020 is for the plans’ years ended December 31, 2020 and 2019, respectively.
(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented.
(c)

A multiemployer defined benefit pension plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter, until certain conditions are met. The Company was not required to pay a surcharge to these plans during the years ended December 31, 2021 and 2020.

(d)

Of the Multiemployer Pension Plans considered to be individually significant, the Company was listed in the Form 5500 as providing more than 5% of the total contributions for the following: 1) Local No. 731, I.B. of T., Pension Fund for plan years ending September 30, 2020, 2019 and 2018; 2) Teamsters Local 301 Pension Fund for plan years ending December 31, 2020, 2019 and 2018; 3) Suburban Teamsters of Northern Illinois Pension Plan for the plan year ending December 31, 2020; and 4) Recycling and General Industrial Union Local 108 Pension Fund for the plan years ending December 31, 2020, 2019 and 2018.

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

Deferred Compensation Plan: The Waste Connections US, Inc. Nonqualified Deferred Compensation Plan was assumed by the Company on June 1, 2016 (as amended, restated, assumed, supplemented or otherwise modified from time to time, the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation program under which the eligible participants, including officers and certain employees who meet a minimum salary threshold, may voluntarily elect to defer up to 80% of their base salaries and up to 100% of their bonuses, commissions and restricted share unit grants. Effective as of December 1, 2014, the Board of Directors determined to discontinue the option to allow eligible participants to defer restricted share unit grants pursuant to the Deferred Compensation Plan. Members of the Company’s Board of Directors are eligible to participate in the Deferred Compensation Plan with respect to their director fees. Although the Company periodically contributes the amount of its obligation under the plan to a trust for the benefit of the participants, any compensation deferred under the Deferred Compensation Plan constitutes an unsecured obligation of the Company to pay the participants in the future and, as such, is subject to the claims of other creditors in the event of insolvency proceedings. Participants may elect certain future distribution dates on which all or a portion of their accounts will be paid to them, including in the case of a change in control of the Company. Their accounts will be distributed to them in cash, except for amounts credited with respect to deferred restricted share unit grants, which will be distributed in the Company’s common shares pursuant to the 2004 Plan. In addition to the amount of participants’ contributions, the Company will pay participants an amount reflecting a deemed return based on the returns of various mutual funds or measurement funds selected by the participants, except in the case of restricted share units that were deferred and not subsequently exchanged into a measurement fund pursuant to the terms of the Deferred Compensation Plan, which will be credited to their accounts as Company common shares. The measurement funds are used only to determine the amount of return the Company pays to participants and participant funds are not actually invested in the measurement fund, nor are any Company common shares acquired under the Deferred Compensation Plan. The Company’s matching contributions to the Deferred Compensation plan were suspended from June 1, 2020 to December 31, 2020. The Company reinstated its matching contributions effective January 1, 2021. For the year ended December 31, 2021, during the period from January 1, 2020 through May 31, 2020 and for the year ended December 31, 2019, the Company also made matching contributions to the Deferred Compensation Plan of 100% of every dollar of a participating employee’s pre-tax eligible contributions until the employee’s contributions equaled 5% of the employee’s eligible compensation, less the amount of any match the Company made on behalf of the employee under the Waste Connections 401(k) Plan, and subject to certain deferral limitations imposed by the U.S. Internal Revenue Code on 401(k) plans. The Company’s total liability for deferred compensation at December 31, 2021 and 2020 was $50,738 and $43,069, respectively, which was recorded in Other long-term liabilities in the Consolidated Balance Sheets.

20.   SUBSEQUENT EVENTS

On February 16, 2022, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.23 per Company common share. The dividend will be paid on March 16, 2022, to shareholders of record on the close of business on March 2, 2022.

Subsequent to December 31, 2021 and through the date the accompanying financial statements were issued, the Company repurchased 3,388,155 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $425,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2021. In conducting our evaluation, we used the framework set forth in the report titled “Internal Control – Integrated Framework” (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Based on an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, there has been no change to our internal control over financial reporting that occurred during the three month period ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth above in Part I under “Information About Our Executive Officers” and in the paragraph below, the information required by Item 10 has been omitted from this Annual Report on Form 10-K, and is incorporated by reference to the sections “Election of Directors,” “Corporate Governance,” “Board Composition” and “Delinquent Section 16(a) Reports” (if applicable) in our definitive Management Information Circular and Proxy Statement for the 2022 Annual Meeting of Shareholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2021 fiscal year.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 11 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Executive Compensation,” “Corporate Governance,” and “Board Composition” in our definitive Management Information Circular and Proxy Statement for the 2022 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by Item 12 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Principal Shareholders” and “Equity Compensation Plan Information” in our definitive Management Information Circular and Proxy Statement for the 2022 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Certain Relationships and Related Transactions,” “Corporate Governance” and Board Composition” in our definitive Management Information Circular and Proxy Statement for the 2022 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the section “Appointment of Independent Registered Public Accounting Firm and Authorization of the Board of Directors to Fix the Remuneration of the Independent Registered Public Accounting Firm” in our definitive Management Information Circular and Proxy Statement for the 2022 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   See Index to Consolidated Financial Statements on page 77. The following Financial Statement Schedule is filed herewith on page 146 and made a part of this Annual Report on Form 10-K:

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

4.3

Second Supplemental Indenture, dated as of April 16, 2019, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 16, 2019)

4.4

Third Supplemental Indenture, dated as of January 23, 2020, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on January 23, 2020)

4.5

Fourth Supplemental Indenture, dated as of March 13, 2020, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 13, 2020)

4.6

Fifth Supplemental Indenture, dated as of September 20, 2021, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on September 20, 2021)

Exhibit Number	Description of Exhibits

4.7	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 30, 2021 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on July 30, 2021)

4.8	Description of Securities (incorporated by reference to Exhibit 4.21 of the Registrant’s Form 10-K filed on February 13, 2020

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

10.15 +	Amendment to the Waste Connections, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 22, 2016)

10.16 +	Amendment No. 2 to the Waste Connections, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on October 26, 2017)

Exhibit Number	Description of Exhibits
10.17 +	Waste Connections, Inc. Compensation Recoupment Policy (incorporated by reference to Exhibit 10.35 of the Registrant’s Form 10-K filed on February 15, 2018)

10.18 +	Separation Benefits Plan of Waste Connections US, Inc., effective July 24, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A filed on August 31, 2018)

10.19 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Matthew S. Black, effective October 19, 2018 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on October 19, 2018)

10.20 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and David G. Eddie, effective October 19, 2018 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on October 19, 2018)

10.21 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and David M. Hall, effective October 19, 2018 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on October 19, 2018)

10.22 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Eric O. Hansen, effective February 12, 2019 (incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K filed on February 14, 2019)

10.23 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Ronald J. Mittelstaedt, effective July 25, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 26, 2019)

10.24 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Worthing F. Jackman, effective July 25, 2019 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 26, 2019)

10.25 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Darrell W. Chambliss, effective July 25, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on July 30, 2019)

10.26 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and James M. Little, effective July 25, 2019 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on July 30, 2019)

10.27 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Patrick J. Shea, effective July 25, 2019 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on July 30, 2019)

10.28 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Jason Craft, effective July 1, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on October 29, 2020)

10.29 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Mary Anne Whitney, effective February 1, 2021 (incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K filed on February 18, 2021)

10.30 +*	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Robert M. Cloninger, effective February 1, 2022

10.31 +*	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Susan R. Netherton, effective February 1, 2022

10.32 +	Waste Connections, Inc. 2020 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K filed on February 18, 2021)

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description of Exhibits

24.1 *	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1 *	Certification of Chief Executive Officer

31.2 *	Certification of Chief Financial Officer

32.1 *	Certificate of Chief Executive Officer

32.2 *	Certificate of Chief Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith.
+	Management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waste Connections, Inc.

	By:	/s/ Worthing F. Jackman
Worthing F. Jackman
Date: February 17, 2022		President and Chief Executive Officer

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

Signature	Title	Date

/s/ Worthing F. Jackman	President and Chief Executive Officer
Worthing F. Jackman	(principal executive officer)	February 17, 2022

/s/ Mary Anne Whitney	Executive Vice President and Chief Financial Officer
Mary Anne Whitney	(principal financial officer)	February 17, 2022

/s/ David G. Eddie	Senior Vice President and Chief Accounting Officer
David G. Eddie	(principal accounting officer)	February 17, 2022

/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt	Executive Chairman	February 17, 2022

/s/ Edward E. Guillet
Edward E. Guillet	Director	February 17, 2022

/s/ Michael W. Harlan
Michael W. Harlan	Director	February 17, 2022

/s/ Larry S. Hughes
Larry S. Hughes	Director	February 17, 2022

/s/ Elise L. Jordan
Elise L. Jordan	Director	February 17, 2022

/s/ Susan Lee
Susan Lee	Director	February 17, 2022

/s/ William J. Razzouk
William J. Razzouk	Director	February 17, 2022

WASTE CONNECTIONS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2021, 2020 and 2019

(in thousands of U.S. dollars)

		Additions		Deductions
	Balance at	Charged to	Charged to	(Write-offs,
	Beginning of	Costs and	Other	Net of	Balance at End
Description	Year	Expenses	Accounts	Collections)	of Year
Allowance for Credit Losses:
Year Ended December 31, 2021	$19,380	$9,727	$—	$(10,627)	$18,480
Year Ended December 31, 2020	$16,432	$15,546	$—	$(12,598)	$19,380
Year Ended December 31, 2019	$16,760	$11,973	$—	$(12,301)	$16,432