Form 10-Q
period 2022-06-30
Waste Connections, Inc.
filed 2022-08-03
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of July 22, 2022: 257,181,326 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and equivalents	$217,808	$147,441
Accounts receivable, net of allowance for credit losses of $20,253 and $18,480 at June 30, 2022 and December 31, 2021, respectively	797,877	709,614
Prepaid expenses and other current assets	242,050	175,722
Total current assets	1,257,735	1,032,777

Restricted cash	106,736	72,174
Restricted investments	56,234	59,014
Property and equipment, net	5,858,175	5,721,949
Operating lease right-of-use assets	167,099	160,567
Goodwill	6,457,910	6,187,643
Intangible assets, net	1,400,249	1,350,597
Other assets, net	112,103	115,203
Total assets	$15,416,241	$14,699,924
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$496,622	$392,868
Book overdraft	16,668	16,721
Deferred revenue	305,724	273,720
Accrued liabilities	417,725	442,596
Current portion of operating lease liabilities	35,101	38,017
Current portion of contingent consideration	59,371	62,804
Current portion of long-term debt and notes payable	6,342	6,020
Total current liabilities	1,337,553	1,232,746

Long-term portion of debt and notes payable	5,633,524	5,040,500
Long-term portion of operating lease liabilities	139,191	129,628
Long-term portion of contingent consideration	31,264	31,504
Deferred income taxes	994,766	850,921
Other long-term liabilities	410,281	421,080
Total liabilities	8,546,579	7,706,379

Commitments and contingencies (Note 17)

Equity:
Common shares: 257,166,050 shares issued and 257,100,591 shares outstanding at June 30, 2022; 260,283,158 shares issued and 260,212,496 shares outstanding at December 31, 2021	3,270,242	3,693,027
Additional paid-in capital	210,767	199,482
Accumulated other comprehensive income	41,438	39,584
Treasury shares: 65,459 and 70,662 shares at June 30, 2022 and December 31, 2021, respectively	—	—
Retained earnings	3,342,431	3,056,845
Total Waste Connections’ equity	6,864,878	6,988,938
Noncontrolling interest in subsidiaries	4,784	4,607
Total equity	6,869,662	6,993,545
	$15,416,241	$14,699,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$1,816,435	$1,533,931	$3,462,690	$2,929,874
Operating expenses:
Cost of operations	1,087,892	901,191	2,077,410	1,727,111
Selling, general and administrative	168,404	157,943	331,818	299,365
Depreciation	188,937	169,221	368,887	326,624
Amortization of intangibles	37,462	32,707	75,098	64,899
Impairments and other operating items	4,150	6,081	6,028	6,715
Operating income	329,590	266,788	603,449	505,160

Interest expense	(45,079)	(41,328)	(86,404)	(83,753)
Interest income	652	744	790	1,848
Other income (expense), net	(2,649)	(1,235)	(6,114)	2,312
Income before income tax provision	282,514	224,969	511,721	425,567

Income tax provision	(58,307)	(47,868)	(107,146)	(88,159)
Net income	224,207	177,101	404,575	337,408
Less: Net income attributable to noncontrolling interests	(133)	(54)	(177)	(52)
Net income attributable to Waste Connections	$224,074	$177,047	$404,398	$337,356

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.87	$0.68	$1.57	$1.29
Diluted	$0.87	$0.68	$1.57	$1.29

Shares used in the per share calculations:
Basic	257,179,434	260,951,405	257,555,033	261,791,088
Diluted	257,736,745	261,418,573	258,140,714	262,269,600

Cash dividends per common share	$0.230	$0.205	$0.460	$0.410

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$224,207	$177,101	$404,575	$337,408

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	3,646	5,061	8,396	9,857
Changes in fair value of interest rate swaps	2,591	(6,257)	47,290	14,482
Foreign currency translation adjustment	(73,504)	32,973	(39,075)	61,027
Other comprehensive income (loss), before tax	(67,267)	31,777	16,611	85,366
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1,653)	317	(14,757)	(6,450)
Other comprehensive income (loss), net of tax	(68,920)	32,094	1,854	78,916
Comprehensive income	155,287	209,195	406,429	416,324
Less: Comprehensive income attributable to noncontrolling interests	(133)	(54)	(177)	(52)
Comprehensive income attributable to Waste Connections	$155,154	$209,141	$406,252	$416,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2021	260,212,496	$3,693,027	$199,482	$39,584	70,662	$—	$3,056,845	$4,607	$6,993,545
Sale of common shares held in trust	2,203	305	—	—	(2,203)	—	—	—	305
Vesting of restricted share units	312,706	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	57,677	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	19,149	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(143,243)	—	(17,236)	—	—	—	—	—	(17,236)
Equity-based compensation	—	—	14,139	—	—	—	—	—	14,139
Exercise of warrants	11,560	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	12,015	1,554	—	—	—	—	—	—	1,554
Repurchase of common shares	(3,388,155)	(424,999)	—	—	—	—	—	—	(424,999)
Cash dividends on common shares	—	—	—	—	—	—	(59,391)	—	(59,391)
Amounts reclassified into earnings, net of taxes	—	—	—	3,491	—	—	—	—	3,491
Changes in fair value of cash flow hedges, net of taxes	—	—	—	32,854	—	—	—	—	32,854
Foreign currency translation adjustment	—	—	—	34,429	—	—	—	—	34,429
Net income	—	—	—	—	—	—	180,324	44	180,368
Balances at March 31, 2022	257,096,408	3,269,887	196,385	110,358	68,459	—	3,177,778	4,651	6,759,059
Sale of common shares held in trust	3,000	355	—	—	(3,000)	—	—	—	355
Vesting of restricted share units	522	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(145)	—	(30)	—	—	—	—	—	(30)
Equity-based compensation	—	—	14,412	—	—	—	—	—	14,412
Exercise of warrants	806	—	—	—	—	—	—	—	—
Cash dividends on common shares	—	—	—	—	—	—	(59,421)	—	(59,421)
Amounts reclassified into earnings, net of taxes	—	—	—	2,680	—	—	—	—	2,680
Changes in fair value of cash flow hedges, net of taxes	—	—	—	1,904	—	—	—	—	1,904
Foreign currency translation adjustment	—	—	—	(73,504)	—	—	—	—	(73,504)
Net income	—	—	—	—	—	—	224,074	133	224,207
Balances at June 30, 2022	257,100,591	$3,270,242	$210,767	$41,438	65,459	$—	$3,342,431	$4,784	$6,869,662

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

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$404,575	$337,408
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	6,048	6,229
Depreciation	368,887	326,624
Amortization of intangibles	75,098	64,899
Deferred income taxes, net of acquisitions	84,991	3,520
Current period provision for expected credit losses	6,907	4,903
Amortization of debt issuance costs	2,484	2,689
Share-based compensation	27,716	28,724
Interest accretion	8,798	8,199
Payment of contingent consideration recorded in earnings	—	(520)
Adjustments to contingent consideration	(1,030)	89
Other	(2,173)	(1,118)
Net change in operating assets and liabilities, net of acquisitions	(8,623)	66,832
Net cash provided by operating activities	973,678	848,478

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(546,982)	(67,493)
Capital expenditures for property and equipment	(371,428)	(271,392)
Proceeds from disposal of assets	16,894	7,906
Other	9,566	(1,815)
Net cash used in investing activities	(891,950)	(332,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,517,732	311,000
Principal payments on notes payable and long-term debt	(920,107)	(267,050)
Payment of contingent consideration recorded at acquisition date	(8,898)	(5,595)
Change in book overdraft	(54)	(190)
Payments for repurchase of common shares	(424,999)	(305,640)
Payments for cash dividends	(118,812)	(107,330)
Tax withholdings related to net share settlements of equity-based compensation	(17,266)	(18,510)
Debt issuance costs	(4,668)	—
Proceeds from issuance of shares under employee share purchase plan	1,554	—
Proceeds from sale of common shares held in trust	660	131
Net cash provided by (used in) financing activities	25,142	(393,184)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,941)	873

Net increase in cash, cash equivalents and restricted cash	104,929	123,373
Cash, cash equivalents and restricted cash at beginning of period	219,615	714,389
Cash, cash equivalents and restricted cash at end of period	$324,544	$837,762

Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$43,693	$7,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three and six month periods ended June 30, 2022 and 2021. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

interim period that includes the effective date and to new eligible hedging relationships entered into after the beginning of that interim period.  The relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date.  However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022.  The Company is currently assessing the potential impact of implementing this new guidance on its consolidated financial statements.  The Company had a combined $1,373,500 of U.S. LIBOR based loans as of June 30, 2022. The Company estimates that if the reference rate for these loans had transitioned from LIBOR to SOFR as of June 30, 2022, the impact to annual interest expense would have been immaterial.  This relief is expected to permit the Company to maintain cash flow hedge accounting as described in Note 11.

4.REVENUE

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, non-hazardous oil and natural gas exploration and production (“E&P”) waste treatment, recovery and disposal services and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commercial	$538,525	$444,044	$1,038,201	$870,439
Residential	463,320	416,975	903,608	817,794
Industrial and construction roll off	295,557	237,300	555,045	446,558
Total collection	1,297,402	1,098,319	2,496,854	2,134,791
Landfill	339,719	327,124	639,484	599,060
Transfer	261,475	217,133	479,432	406,456
Recycling	67,504	41,539	130,598	73,987
E&P	54,155	34,607	97,711	62,618
Intermodal and other	46,310	38,590	92,002	74,225
Intercompany	(250,130)	(223,381)	(473,391)	(421,263)
Total	$1,816,435	$1,533,931	$3,462,690	$2,929,874

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided.  Substantially all of the deferred revenue recorded as of March 31, 2022 was recognized as revenue during the three months ended June 30, 2022 when the service was performed.

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

that the entity would have recognized is one year or less.  The Company had $19,627 and $18,954 of deferred sales incentives at June 30, 2022 and December 31, 2021, respectively.

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

The following is a rollforward of the Company’s allowance for credit losses for the periods indicated:

	Six Months Ended June 30,
	2022	2021
Beginning balance	$18,480	$19,380
Current period provision for expected credit losses	6,907	4,903
Write-offs charged against the allowance	(7,522)	(7,152)
Recoveries collected	2,412	2,346
Impact of changes in foreign currency	(24)	50
Ending balance	$20,253	$19,527

6.LANDFILL ACCOUNTING

At June 30, 2022, the Company’s landfills consisted of 84 owned landfills, five landfills operated under life-of-site operating agreements and five landfills operated under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $2,674,947 at June 30, 2022. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of June 30, 2022, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 28 years. As of June 30, 2022, the Company is seeking to expand permitted capacity at nine of its owned landfills and three landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 32 years.  The estimated remaining lives of the Company’s owned landfills and landfills operated under life-of-site operating agreements range from 1 to 330 years, with approximately 90% of the projected annual disposal volume from landfills with remaining lives of less than 70 years.

During the six months ended June 30, 2022 and 2021, the Company expensed $113,091 and $102,702, respectively, or an average of $4.83 and $4.54 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2022 and 2021 “layers” for final capping, closure and post-closure obligations was 3.25% for both years, which reflects the Company’s long-term credit adjusted risk free rate as of the end of 2021 and 2020. The Company’s long-term inflation rate assumption is 2.25% for the years ending December 31, 2022 and 2021. The resulting final capping, closure and post-closure obligations are recorded on the Condensed Consolidated Balance Sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the six months ended June 30, 2022 and 2021, the Company expensed $7,992 and $7,285, respectively, or an average of $0.34 and $0.32 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2021 to June 30, 2022:

Final capping, closure and post-closure liability at December 31, 2021	$302,537
Liability adjustments	30,238
Accretion expense associated with landfill obligations	7,992
Closure payments	(5,239)
Assumption of closure liabilities from acquisitions	630
Disposition of closure liabilities from divested operations	(916)
Foreign currency translation adjustment	(509)
Final capping, closure and post-closure liability at June 30, 2022	$334,733

Liability adjustments of $30,238 for the six months ended June 30, 2022, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At June 30, 2022 and December 31, 2021, $10,935 and $12,609, respectively, of the Company’s restricted cash balance and $53,568 and $56,289, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

7.ACQUISITIONS

The Company acquired eight individually immaterial non-hazardous solid waste collection, transfer and recycling businesses during the six months ended June 30, 2022.  The total acquisition-related costs incurred during the six months ended June 30, 2022 for these acquisitions were $8,232. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

The Company acquired five individually immaterial non-hazardous solid waste collection businesses during the six months ended June 30, 2021.  The total acquisition-related costs incurred during the six months ended June 30, 2021 for this acquisition were $583. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

	2022	2021
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$546,982	$67,493
Debt assumed	—	532
	546,982	68,025

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	14,656	1,682
Prepaid expenses and other current assets	3,444	101
Operating lease right-of-use assets	2,852	1,499
Property and equipment	139,121	13,140
Long-term franchise agreements and contracts	17,482	615
Customer lists	53,099	8,193
Permits and other intangibles	62,406	—
Accounts payable and accrued liabilities	(21,347)	(464)
Current portion of operating lease liabilities	(947)	(658)
Deferred revenue	(4,877)	(1,620)
Contingent consideration	(5,543)	(1,512)
Long-term portion of operating lease liabilities	(1,905)	(841)
Other long-term liabilities	—	(1,900)
Deferred income taxes	(9,074)	—
Total identifiable net assets	249,367	18,235
Goodwill	$297,615	$49,790

Goodwill acquired during the six months ended June 30, 2022 and 2021, totaling $156,645 and $47,804, respectively, is expected to be deductible for tax purposes.

The fair value of acquired working capital related to eight individually immaterial acquisitions completed during the twelve months ended June 30, 2022, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these eight acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the six months ended June 30, 2022, was $17,436, of which $2,780 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the six months ended June 30, 2021, was $1,808, of which $126 was expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

8.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at June 30, 2022:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$714,419	$(282,201)	$—	$432,218
Customer lists	761,543	(489,588)	—	271,955
Permits and other	599,799	(104,407)	—	495,392
	2,075,761	(876,196)	—	1,199,565
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613
E&P facility permits	59,855	—	(40,784)	19,071
	241,468	—	(40,784)	200,684
Intangible assets, exclusive of goodwill	$2,317,229	$(876,196)	$(40,784)	$1,400,249

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the six months ended June 30, 2022 was 15.8 years. The weighted-average amortization period of customer lists acquired during the six months ended June 30, 2022 was 11.2 years.  The weighted-average amortization period of finite-lived permits and other acquired during the six months ended June 30, 2022 was 40.0 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2021:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$724,128	$(278,827)	$—	$445,301
Customer lists	711,047	(450,109)	—	260,938
Permits and other	538,481	(94,807)	—	443,674
	1,973,656	(823,743)	—	1,149,913
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613
E&P facility permits	59,855	—	(40,784)	19,071
	241,468	—	(40,784)	200,684
Intangible assets, exclusive of goodwill	$2,215,124	$(823,743)	$(40,784)	$1,350,597

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2022	$150,085
For the year ending December 31, 2023	$131,761
For the year ending December 31, 2024	$114,631
For the year ending December 31, 2025	$98,355
For the year ending December 31, 2026	$83,219

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

9.LONG-TERM DEBT

The following table presents the Company’s long-term debt as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Revolver under Credit Agreement, bearing interest ranging from 2.67% to 3.70% (a)	$901,980	$803,944
Term loan under Credit Agreement, bearing interest at 2.67% (a)	650,000	650,000
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
2.60% Senior Notes due 2030	600,000	600,000
2.20% Senior Notes due 2032	650,000	650,000
3.20% Senior Notes due 2032	500,000	—
3.05% Senior Notes due 2050	500,000	500,000
2.95% Senior Notes due 2052	850,000	850,000
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2028 to 2036 (a)	35,531	37,508
Finance leases, bearing interest ranging from 1.89% to 2.16%, with lease expiration dates ranging from 2026 to 2027 (a)	10,770	10,519
	5,698,281	5,101,971
Less – current portion	(6,342)	(6,020)
Less – unamortized debt discount and issuance costs	(58,415)	(55,451)
	$5,633,524	$5,040,500

____________________

(a)	Interest rates represent the interest rates in effect at June 30, 2022.

Credit Agreement

Details of the Credit Agreement are as follows:

	June 30,	December 31,
	2022	2021
Revolver under Credit Agreement
Available	$904,706	$933,775
Letters of credit outstanding	$43,314	$112,281
Total amount drawn, as follows:	$901,980	$803,944
Amount drawn - U.S. LIBOR rate loan	$723,500	$631,000
Interest rate applicable - U.S. LIBOR rate loan	2.67%	1.10%
Amount drawn - U.S. base rate loan	$—	$158,000
Interest rate applicable - U.S. base rate loan	—%	3.25%
Amount drawn - U.S. swingline loan	$—	$11,000
Interest rate applicable - U.S. swingline loan	—%	3.25%
Amount drawn – Canadian prime rate loan	$3,880	$—
Interest rate applicable - Canadian prime rate loan	3.70%	—%
Amount drawn – Canadian bankers’ acceptance	$174,600	$3,944
Interest rate applicable – Canadian bankers’ acceptance	3.23%	1.45%
Commitment – rate applicable	0.09%	0.09%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$650,000	$650,000
Interest rate applicable – U.S. based LIBOR loan	2.67%	1.10%

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

In addition to the $43,314 of letters of credit at June 30, 2022 issued and outstanding under the Credit Agreement, the Company has issued and outstanding letters of credit totaling $84,617 under a facility other than the Credit Agreement.

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

The Company may, prior to March 1, 2032 (three months before the maturity date) (the “Par Call Date”), redeem some or all of the New 2032 Senior Notes, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount of the New 2032 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the New 2032 Senior Notes redeemed discounted to the redemption date (assuming the New 2032 Senior Notes matured on the Par Call Date), plus, in either case, accrued and unpaid interest thereon to the redemption date. Commencing on March 1, 2032 (three months before the maturity date), the Company may redeem some or all of the New 2032 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the New 2032 Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date.

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

The covenants in the Indenture include limitations on liens, sale-leaseback transactions and mergers and sales of all or substantially all of the Company’s assets. The Indenture also includes customary events of default with respect to the New 2032 Senior Notes. As of June 30, 2022, the Company was in compliance with all applicable covenants in the Indenture.

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

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2022 and 2021, is shown in the following tables:

Three Months Ended		Intercompany	Reported	Segment
June 30, 2022	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$569,170	$(90,431)	$478,739	$126,042
Southern	464,678	(48,214)	416,464	124,507
Western	404,513	(43,590)	360,923	110,602
Central	348,930	(39,003)	309,927	109,023
Canada	279,274	(28,892)	250,382	92,648
Corporate(a)	—	—	—	(2,683)
	$2,066,565	$(250,130)	$1,816,435	$560,139

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Three Months Ended		Intercompany	Reported	Segment
June 30, 2021	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$440,799	$(71,182)	$369,617	$99,382
Southern	413,194	(49,858)	363,336	98,928
Western	351,816	(38,027)	313,789	99,402
Central	303,905	(37,060)	266,845	94,886
Canada	247,598	(27,254)	220,344	88,641
Corporate(a)	—	—	—	(6,442)
	$1,757,312	$(223,381)	$1,533,931	$474,797

Six Months Ended		Intercompany	Reported	Segment
June 30, 2022	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$1,068,425	$(168,090)	$900,335	$233,830
Southern	896,026	(92,498)	803,528	233,117
Western	794,141	(86,508)	707,633	215,349
Central	658,000	(71,896)	586,104	201,059
Canada	519,489	(54,399)	465,090	177,492
Corporate(a), (d)	—	—	—	(7,385)
	$3,936,081	$(473,391)	$3,462,690	$1,053,462

Six Months Ended		Intercompany	Reported	Segment
June 30, 2021	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$839,629	$(133,550)	$706,079	$188,503
Southern	795,881	(94,384)	701,497	192,352
Western	684,636	(73,843)	610,793	193,228
Central	571,607	(69,376)	502,231	173,926
Canada	459,384	(50,110)	409,274	162,581
Corporate(a), (d)	—	—	—	(7,192)
	$3,351,137	$(421,263)	$2,929,874	$903,398

____________________

(a)	The majority of Corporate expenses are allocated to the five operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the five operating segments and comprise the net EBITDA of the Company’s Corporate segment for the periods presented.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Total assets for each of the Company’s reportable segments at June 30, 2022 and December 31, 2021, were as follows:

	June 30,	December 31,
	2022	2021
Eastern	$3,929,648	$3,652,311
Southern	3,493,347	3,513,355
Western	2,286,086	2,260,222
Central	2,365,545	2,332,564
Canada	2,729,406	2,513,608
Corporate	612,209	427,864
Total Assets	$15,416,241	$14,699,924

The following tables show changes in goodwill during the six months ended June 30, 2022 and 2021, by reportable segment:

	Eastern	Southern	Western	Central	Canada	Total
Balance as of December 31, 2021	$1,607,723	$1,588,467	$539,732	$892,209	$1,559,512	$6,187,643
Goodwill acquired	121,978	—	—	5,976	166,491	294,445
Goodwill acquisition adjustments	—	172	2,998	—	—	3,170
Goodwill divested	—	—	—	—	—	—
Impact of changes in foreign currency	—	—	—	—	(27,348)	(27,348)
Balance as of June 30, 2022	$1,729,701	$1,588,639	$542,730	$898,185	$1,698,655	$6,457,910

	Eastern	Southern	Western	Central	Canada	Total
Balance as of December 31, 2020	$1,374,577	$1,532,215	$442,862	$824,204	$1,552,792	$5,726,650
Goodwill acquired	1,647	—	2,305	45,843	—	49,795
Goodwill acquisition adjustments	—	(3)	—	—	(2)	(5)
Impact of changes in foreign currency	—	—	—	—	42,309	42,309
Balance as of June 30, 2021	$1,376,224	$1,532,212	$445,167	$870,047	$1,595,099	$5,818,749

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Eastern segment EBITDA	$126,042	$99,382	$233,830	$188,503
Southern segment EBITDA	124,507	98,928	233,117	192,352
Western segment EBITDA	110,602	99,402	215,349	193,228
Central segment EBITDA	109,023	94,886	201,059	173,926
Canada segment EBITDA	92,648	88,641	177,492	162,581
Subtotal reportable segments	562,822	481,239	1,060,847	910,590
Unallocated corporate overhead	(2,683)	(6,442)	(7,385)	(7,192)
Depreciation	(188,937)	(169,221)	(368,887)	(326,624)
Amortization of intangibles	(37,462)	(32,707)	(75,098)	(64,899)
Impairments and other operating items	(4,150)	(6,081)	(6,028)	(6,715)
Interest expense	(45,079)	(41,328)	(86,404)	(83,753)
Interest income	652	744	790	1,848
Other income (expense), net	(2,649)	(1,235)	(6,114)	2,312
Income before income tax provision	$282,514	$224,969	$511,721	$425,567

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at June 30, 2022 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

At June 30, 2022, the Company’s derivative instruments included six interest rate swap agreements as follows:

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid*	Received	Effective Date	Expiration Date
August 2017	$100,000	1.900%	1-month LIBOR	July 2019	July 2022
August 2017	$200,000	2.200%	1-month LIBOR	October 2020	October 2025
August 2017	$150,000	1.950%	1-month LIBOR	February 2020	February 2023
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025
December 2018	$200,000	2.850%	1-month LIBOR	July 2022	July 2027

____________________

* Plus applicable margin.

The fair values of derivative instruments designated as cash flow hedges as of June 30, 2022, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$2,548	Accrued liabilities(a)	$(1,108)
	Other assets, net	3,165
Total derivatives designated as cash flow hedges		$5,713		$(1,108)

____________________

(a)Represents the estimated amount of the existing unrealized gains and losses on interest rate swaps as of June 30, 2022 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three and six months ended June 30, 2022 and 2021:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2022	2021		2022	2021
Interest rate swaps	$1,904	$(4,599)	Interest expense	$2,680	$3,720

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021		2022	2021
Interest rate swaps	$34,758	$10,644	Interest expense	$6,171	$7,245

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

12.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of June 30, 2022 and December 31, 2021, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of June 30, 2022 and December 31, 2021, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of June 30, 2022 and December 31, 2021, are as follows:

	Carrying Value at		Fair Value (a) at
	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021
4.25% Senior Notes due 2028	$500,000	$500,000	$505,500	$561,350
3.50% Senior Notes due 2029	$500,000	$500,000	$470,200	$539,500
2.60% Senior Notes due 2030	$600,000	$600,000	$524,820	$610,440
2.20% Senior Notes due 2032	$650,000	$650,000	$532,675	$637,065
3.20% Senior Notes due 2032	$500,000	$—	$444,200	$—
3.05% Senior Notes due 2050	$500,000	$500,000	$366,200	$496,350
2.95% Senior Notes due 2052	$850,000	$850,000	$608,855	$828,580

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

13.NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$224,074	$177,047	$404,398	$337,356
Denominator:
Basic shares outstanding	257,179,434	260,951,405	257,555,033	261,791,088
Dilutive effect of equity-based awards	557,311	467,168	585,681	478,512
Diluted shares outstanding	257,736,745	261,418,573	258,140,714	262,269,600

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At June 30, 2022 and December 31, 2021, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash is valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash measured at fair value is invested primarily in money market accounts, bank time deposits and U.S. government and agency securities. The Company’s restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted investments measured at fair value are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, were as follows:

	Fair Value Measurement at June 30, 2022 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$4,605	$—	$4,605	$—
Restricted cash	$106,736	$106,736	$—	$—
Restricted investments	$55,013	$—	$55,013	$—
Contingent consideration	$(90,635)	$—	$—	$(90,635)

	Fair Value Measurement at December 31, 2021 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(51,081)	$—	$(51,081)	$—
Restricted cash	$72,174	$72,174	$—	$—
Restricted investments	$58,797	$—	$58,797	$—
Contingent consideration	$(94,308)	$—	$—	$(94,308)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Beginning balance	$94,308	$71,736
Contingent consideration recorded at acquisition date	5,543	1,512
Payment of contingent consideration recorded at acquisition date	(8,898)	(5,595)
Payment of contingent consideration recorded in earnings	—	(520)
Adjustments to contingent consideration	(1,030)	89
Interest accretion expense	712	821
Foreign currency translation adjustment	—	(14)
Ending balance	$90,635	$68,029

15.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30, 2022
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$3,646	$(966)	$2,680
Changes in fair value of interest rate swaps	2,591	(687)	1,904
Foreign currency translation adjustment	(73,504)	—	(73,504)
	$(67,267)	$(1,653)	$(68,920)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Three Months Ended June 30, 2021
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$5,061	$(1,341)	$3,720
Changes in fair value of interest rate swaps	(6,257)	1,658	(4,599)
Foreign currency translation adjustment	32,973	—	32,973
	$31,777	$317	$32,094

	Six Months Ended June 30, 2022
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$8,396	$(2,225)	$6,171
Changes in fair value of interest rate swaps	47,290	(12,532)	34,758
Foreign currency translation adjustment	(39,075)	—	(39,075)
	$16,611	$(14,757)	$1,854

	Six Months Ended June 30, 2021
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$9,857	$(2,612)	$7,245
Changes in fair value of interest rate swaps	14,482	(3,838)	10,644
Foreign currency translation adjustment	61,027	—	61,027
	$85,366	$(6,450)	$78,916

A rollforward of the amounts included in AOCIL, net of taxes, for the six months ended June 30, 2022 and 2021, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2021	$(37,544)	$77,128	$39,584
Amounts reclassified into earnings	6,171	—	6,171
Changes in fair value	34,758	—	34,758
Foreign currency translation adjustment	—	(39,075)	(39,075)
Balance at June 30, 2022	$3,385	$38,053	$41,438

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2020	$(69,596)	$68,945	$(651)
Amounts reclassified into earnings	7,245	—	7,245
Changes in fair value	10,644	—	10,644
Foreign currency translation adjustment	—	61,027	61,027
Balance at June 30, 2021	$(51,707)	$129,972	$78,265

See Note 11 for further discussion on the Company’s derivative instruments.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

16.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the six-month period ended June 30, 2022, is presented below:

Unvested Shares
Outstanding at December 31, 2021	861,695
Granted	425,900
Forfeited	(34,124)
Vested and issued	(313,228)
Outstanding at June 30, 2022	940,243

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the six-month period ended June 30, 2022 was $119.39.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At June 30, 2022 and 2021, the Company had 81,712 and 101,221 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the six-month period ended June 30, 2022, is presented below:

Unvested Shares
Outstanding at December 31, 2021	392,043
Granted	95,038
Forfeited	(87,554)
Vested and issued	(57,677)
Outstanding at June 30, 2022	341,850

During the six months ended June 30, 2022, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2024. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the six-month period ended June 30, 2022 was $117.94.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the six-month period ended June 30, 2022, is presented below:

Vested Shares
Outstanding at December 31, 2021	24,442
Granted	2,094
Outstanding at June 30, 2022	26,536

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the six-month period ended June 30, 2022 was $121.00.

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste RSUs during the six-month period ended June 30, 2022, is presented below:

Outstanding at December 31, 2021	63,032
Cash settled	(5,203)
Outstanding at June 30, 2022	57,829

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  All remaining RSUs were vested as of March 31, 2019.

Share-Based Options

Share-based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share-based options during the six-month period ended June 30, 2022, is presented below:

Outstanding at December 31, 2021	45,869
Cash settled	—
Outstanding at June 30, 2022	45,869

No share-based options under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016. All outstanding share-based options were vested as of December 31, 2017.

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

each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period, provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the Toronto Stock Exchange (the “TSX”) over the final five trading days of such offering period. The maximum number of shares that may be issued under the ESPP is 1,000,000.  Under the ESPP, employees purchased 12,015 of the Company’s common shares for $1,554 during the six months ended June 30, 2022.

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

For the six months ended June 30, 2022, the Company repurchased 3,388,155 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $424,999.  During the six months ended June 30, 2021, the Company repurchased 2,745,990 common shares pursuant to the NCIB at an aggregate cost of $305,640.  As of June 30, 2022, the remaining maximum number of shares available for repurchase under the current NCIB was 9,379,908.

Cash Dividend

In October 2021, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.025, from $0.205 to $0.23 per Company common share. Cash dividends of $118,812 and $107,330 were paid during the six months ended June 30, 2022 and 2021, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of June 30, 2022, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

Lower Duwamish Waterway Superfund Site Allocation Process

In November 2012, the Company’s subsidiary, Northwest Container Services, Inc. (“NWCS”), was named by the U.S. Environmental Protection Agency, Region 10 (the “EPA”) as a potentially responsible party (“PRP”), along with more than 100 others, under the Comprehensive Environmental Response, Compensation and Liability Act, with respect to the Lower Duwamish Waterway Superfund Site (the “LDW Site”).  Listed on the National Priorities List in 2001, the LDW Site is a five-mile stretch of the Duwamish River flowing into Elliott Bay in Seattle, Washington.  A group of PRPs known as the Lower Duwamish Working Group (“LDWG”) and consisting of the City of Seattle, King County, the Port of Seattle, and Boeing Company conducted a Remedial Investigation/Feasibility Study for the LDW Site.  On December 2, 2014, the EPA issued its Record of Decision describing the selected clean-up remedy, and therein estimated that clean-up costs (in present value dollars as of November 2014) would total approximately $342,000. It is possible, however, that additional costs could be incurred based upon various factors, resulting in potentially even higher response costs.

In addition to potential response costs, PRPs could bear responsibility for natural resource damages (“NRD”).  NWCS has received correspondence from entities acting as natural resources trustees alleging that NWCS (and presumably other PRPs) could bear responsibility for NRD at the LDW Site.  This correspondence also notified NWCS of the opportunity to participate in the development and performance of an NRD Plan and Assessment.  NWCS formally declined to participate in that process, and since providing its response has not been approached regarding any NRD claim or settlement.

After receipt of its notice as a PRP, NWCS, several dozen other PRPs and a neutral allocator entered into an agreement to conduct a confidential and non-binding allocation of certain past response costs allegedly incurred at the LDW Site as well as anticipated future response costs.  In May 2022, the allocator issued its Final Allocation Report (“FAR”).  While the parties’ allocations are confidential, based upon NWCS’ allocation in the FAR, the Company believes that NWCS’ overall potential liability should be generally small relative to the majority of PRPs and does not believe that NWCS’ allocation for cleanup costs as well as potential responsibility for NRD will be material to the Company.  The settlement process, however, is complicated.  EPA has indicated that it will seek a PRP conducted remedy, but it is not unusual for parties with very small shares of liability to be able to negotiate cash out settlements in these matters.  For these and other reasons, the prospects for settlement at this time are uncertain, but NWCS will continue to vigorously defend itself in connection with any allocation of costs associated with cleanup as well as NRD.

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

Following extensive litigation in 2018 and 2019 on the permissible scope of CCL’s challenge, full briefing occurred on June 22, 2020 on six of CCL’s causes of action, and the Superior Court issued its decision on July 2, 2020, granting CCL’s petition for writ of mandate in part and denying it in part. CCL prevailed with respect to 12 of the challenged conditions, many of which imposed new fees and exactions on the Landfill.  Before entry of final judgment, the Superior Court will hear CCL’s remaining causes of action.  A trial on CCL’s remaining causes of action is scheduled for December 5, 2022.  Once the Superior Court has entered final judgment, CCL and the County will be permitted to appeal any adverse ruling to the California Court of Appeal.  After entry of final judgment and resolution of any appeals, the Superior Court will issue a writ directing the County Board of Supervisors to set aside its decision on the permit with respect to 12 of the challenged conditions.  The Board will be allowed to make additional findings to support four of those conditions and reconsider its permit decision in light of the Superior Court’s writ.  CCL will continue to vigorously prosecute the lawsuit.  However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

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

18.SUBSEQUENT EVENTS

On August 2, 2022, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.23 per Company common share. The dividend will be paid on September 1, 2022, to shareholders of record on the close of business on August 18, 2022.

On July 26, 2022, the Company’s Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of its NCIB.  The renewal is expected to commence following the conclusion of the Company’s current NCIB expiring August 9, 2022.  Upon approval, the Company anticipates that it will be authorized to make purchases during the period of August 10, 2022 to August 9, 2023 or until such earlier time as the NCIB is completed or terminated at the Company’s option.

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

The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile. Subject to certain recent developments discussed below, macroeconomic and geopolitical conditions, including a significant decline in oil prices driven by both surplus production and supply, as well as the decrease in demand caused by factors including the COVID-19 pandemic, have resulted in decreased levels of E&P activity and a corresponding decrease in demand for our E&P waste services.  Additionally, across the industry there is uncertainty regarding future demand for oil and related services, as noted by several energy companies, many of whom are customers of our E&P operations.  These companies have written down the values of their oil and gas assets in anticipation of the potential for the decarbonization of their energy product mix given an increased global focus on reducing greenhouse gases and addressing climate change.  Such uncertainty regarding global demand has had a significant impact on the investment and operating plans of our E&P waste customers in the basins where we operate.   If the prices of crude oil and natural gas substantially decline, it could lead to declines in the level of production activity and demand for our E&P waste services, which could result in the recognition of impairment charges on our intangible assets and property and equipment associated with our E&P operations.  Conversely, sustained increases in prices of crude oil as a result of inflationary pressures, the uncertainty associated with the Ukrainian conflict and any related bans on oil sales from Russia or supply chain disruptions as recently experienced could result in increasing levels of production activity and demand for our E&P waste services.

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

Since the onset of the COVID-19 pandemic, protecting the health, welfare and safety of our employees has been our top priority. Recognizing the potential for financial hardship and other challenges, we have looked to provide a safety net for our employees on issues of income and family health. To that end, since the onset of the pandemic through year-end 2021, we have incurred over $40 million in incremental COVID-19-related costs, primarily supplemental pay for frontline employees. Through the six months ended June 30, 2022, we continued to provide support for our employees and their families, including approximately $10 million in supplemental pay and benefits due to surges in cases related to certain variants of COVID-19.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Revenues	$1,816,435	100.0%	$1,533,931	100.0%	$3,462,690	100.0%	$2,929,874	100.0%
Cost of operations	1,087,892	59.9	901,191	58.8	2,077,410	60.0	1,727,111	59.0
Selling, general and administrative	168,404	9.3	157,943	10.3	331,818	9.6	299,365	10.2
Depreciation	188,937	10.4	169,221	11.0	368,887	10.6	326,624	11.2
Amortization of intangibles	37,462	2.1	32,707	2.1	75,098	2.2	64,899	2.2
Impairments and other operating items	4,150	0.2	6,081	0.4	6,028	0.2	6,715	0.2
Operating income	329,590	18.1	266,788	17.4	603,449	17.4	505,160	17.2

Interest expense	(45,079)	(2.5)	(41,328)	(2.7)	(86,404)	(2.5)	(83,753)	(2.9)
Interest income	652	0.0	744	0.1	790	0.0	1,848	0.1
Other income (expense), net	(2,649)	(0.1)	(1,235)	(0.1)	(6,114)	(0.1)	2,312	0.1
Income tax provision	(58,307)	(3.2)	(47,868)	(3.2)	(107,146)	(3.1)	(88,159)	(3.0)
Net income	224,207	12.3	177,101	11.5	404,575	11.7	337,408	11.5
Net loss (income) attributable to noncontrolling interests	(133)	(0.0)	(54)	(0.0)	(177)	(0.0)	(52)	(0.0)
Net income attributable to Waste Connections	$224,074	12.3%	$177,047	11.5%	$404,398	11.7%	$337,356	11.5%

Revenues.  Total revenues increased $282.5 million, or 18.4%, to $1.816 billion for the three months ended June 30, 2022, from $1.534 billion for the three months ended June 30, 2021.  Total revenues increased $532.8 million, or 18.2%, to $3.463 billion for the six months ended June 30, 2022, from $2.930 billion for the six months ended June 30, 2021.

Acquisitions closed during, or subsequent to, the three months ended June 30, 2021 increased revenues by $144.2 million for the three months ended June 30, 2022.  Acquisitions closed during, or subsequent to, the six months ended June 30, 2021 increased revenues by $256.5 million for the six months ended June 30, 2022.

Operations that were divested subsequent to June 30, 2021 decreased revenues by $2.8 million and $5.1 million, respectively, for the three and six months ended June 30, 2022.

During the three months ended June 30, 2022, the net increase in prices charged to our customers at our existing operations was $128.6 million, consisting of $105.6 million of core price increases and surcharges of $23.0 million.  During the six months ended June 30, 2022, the net increase in prices charged to our customers at our existing operations was $222.7 million, consisting of $189.1 million of core price increases and surcharges of $33.6 million.

During the three months ended June 30, 2022, we recognized volume losses totaling $10.4 million, which was comprised of $14.1 million of residential collection volume losses primarily associated with the nonrenewal of two collection contracts subsequent to June 30, 2021, partially offset by $3.7 million in volume growth primarily attributable to increases in commercial collection and roll off collection. During the six months ended June 30, 2022, we recognized volume losses totaling $2.0 million, which was comprised of $24.8 million of residential collection volume losses associated with the aforementioned collection contracts, partially offset by $22.8 million in volume growth primarily attributable to increases in commercial collection, roll off collection and landfill disposal.

E&P waste revenues at facilities owned during the three and six months ended June 30, 2022 and 2021 increased $19.9 million and $36.4 million, respectively, due to increases in overall demand for our E&P waste services resulting from higher demand for crude oil contributing to increases in drilling and production activity levels.

Revenues from sales of recyclable commodities at facilities owned during the three and six months ended June 30, 2022 and 2021 increased $5.7 million and $19.2 million, respectively, due primarily to higher prices for old corrugated cardboard, aluminum, plastics and other paper products, higher volumes collected from commercial recycling customers, which declined in the prior year period due to economic disruptions resulting from the COVID-19 pandemic, and the impact of changes in our accounting policy associated with recognizing certain recyclable commodity sales gross of selling and processing expenses.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $8.5 million for the three months and six months ended June 30, 2022. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7833 and 0.8147 in the three months ended June 30, 2022 and 2021, respectively. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7863 and 0.8030 in the six months ended June 30, 2022 and 2021, respectively.

Other revenues increased $5.8 million during the three months ended June 30, 2022, due primarily to a $1.9 million increase resulting from higher prices for renewable energy credits associated with the generation of landfill gas at our Canada segment, a $1.9 million increase in intermodal revenues due primarily to reductions in shipping port logistical constraints which decreased intermodal cargo volumes in the prior year period and a $2.0 million increase in other non-core revenue sources.  Other revenues increased $13.6 million during the six months ended June 30, 2022, due primarily to a $4.7 million increase resulting from higher prices for renewable energy credits associated with the generation of landfill gas at our Canada segment, a $4.6 million increase in intermodal revenues, a $1.0 million increase in landfill gas sales at our U.S. segments and a $3.3 million increase in other non-core revenue sources.

Cost of Operations.  Total cost of operations increased $186.7 million, or 20.7%, to $1.088 billion for the three months ended June 30, 2022, from $901.2 million for the three months ended June 30, 2021. The increase was primarily the result of an increase in operating costs at our existing operations of $98.0 million, assuming foreign currency parity, and $95.4 million of additional operating costs from acquisitions closed during, or subsequent to, the three months ended June 30, 2021, partially offset by a decrease in operating costs of $4.3 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods and a decrease of $2.4 million from operations divested subsequent to the three months ended June 30, 2021.

The increase in operating costs of $98.0 million, assuming foreign currency parity, at our existing operations for the three months ended June 30, 2022 consisted of an increase in labor and recurring incentive compensation expenses of $26.6 million due primarily to employee pay increases and headcount additions to support solid waste and E&P volume increases, an increase in fuel expense of $24.5 million due to higher diesel and natural gas prices, an increase in third-party trucking and transportation expenses of $15.6 million due primarily to higher rates charged by third-party providers, an increase in truck, container, equipment and facility maintenance and repair expenses of $11.3 million due primarily to increased collection routes and equipment operating hours and parts and service rate increases, an increase in third-party disposal expenses of $7.3 million due primarily to increased solid waste collection volumes, an increase in expenses for purchasing and processing recyclable commodities of $3.6 million due to higher recyclable commodity values and changes in our accounting policy associated with recognizing certain recyclable commodity sales gross of selling and processing expenses, an increase in taxes on revenues of $1.7 million due primarily to increased revenues, an increase in employee medical benefits expenses of $1.7 million due to an increase in the cost of provider services, an increase in intermodal rail expenses of $1.0 million due to higher cargo volumes and $4.7 million of other net expense increases.

Total cost of operations increased $350.3 million, or 20.3%, to $2.077 billion for the six months ended June 30, 2022, from $1.727 billion for the six months ended June 30, 2021. The increase was primarily the result of an increase in operating costs at our existing operations of $189.4 million, assuming foreign currency parity, and $169.6 million of additional operating costs from acquisitions closed during, or subsequent to, the six months ended June 30, 2021, partially offset by a decrease in operating costs of $4.4 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods and a decrease of $4.3 million from operations divested subsequent to the six months ended June 30, 2021.

The increase in operating costs of $189.4 million, assuming foreign currency parity, at our existing operations for the six months ended June 30, 2022 consisted of an increase in labor and recurring incentive compensation expenses of $47.0 million due primarily to employee pay increases and headcount additions to support solid waste and E&P volume increases, an increase in fuel expense of $40.6 million due to higher diesel and natural gas prices, an increase in third-party trucking and transportation expenses of $25.8 million due primarily to increased landfill special waste volumes requiring trucking and transportation services to our landfills and higher rates charged by third-party providers, an increase in truck, container, equipment and facility maintenance and repair expenses of $24.0 million due primarily to increased collection routes and equipment operating hours and parts and service rate increases, an increase in third-party disposal expenses of $14.1 million due primarily to increased solid waste collection volumes, an increase in supplemental compensation to non-management personnel of $9.0 million to provide financial assistance associated with the impact of COVID-19, an increase in expenses for purchasing and processing recyclable commodities of $7.1 million due to higher recyclable commodity values and changes in our accounting policy associated with recognizing certain recyclable commodity sales gross of selling and processing expenses, an increase in taxes on revenues of $6.0 million due primarily to increased revenues, an increase in expenses for auto and workers’ compensation claims of $3.0 million due primarily to adjustments recorded in the prior year period to decrease projected losses on outstanding claims originally recorded prior to 2021, an increase in leachate expense of $2.8 million due primarily to higher precipitation in certain markets where our landfills are located and higher costs charged by third parties to transport and treat leachate, an increase in intermodal rail expenses of $2.2 million due to higher cargo volumes, an increase in subcontracted hauling services at our solid waste operations of $1.6 million due to higher costs charged by third-party providers, an increase in 401(k) matching expenses of $1.0 million due to higher employee earnings and $5.2 million of other net expense increases.

Cost of operations as a percentage of revenues increased 1.1 percentage points to 59.9% for the three months ended June 30, 2022, from 58.8% for the three months ended June 30, 2021. The increase as a percentage of revenues consisted of a 1.1 percentage point increase from higher diesel and natural gas expenses, a 0.6 percentage point increase from higher third-party trucking and transportation expenses and a 0.4 percentage point increase from acquisitions closed during, or subsequent to, the three months ended June 30, 2021 having operating margins lower than our company average, partially offset by a combined 0.8 percentage point decrease from disposal, taxes on revenues and labor due to price-driven revenue increases and a 0.2 percentage point decrease from all other net changes.

Cost of operations as a percentage of revenues increased 1.0 percentage points to 60.0% for the six months ended June 30, 2022, from 59.0% for the six months ended June 30, 2021. The increase as a percentage of revenues consisted of a 0.9 percentage point increase from higher fuel expense, a 0.5 percentage point increase from higher third-party trucking and transportation expenses, a 0.4 percentage point increase from acquisitions closed during, or subsequent to, the six months ended June 30, 2021 having operating margins lower than our company average and a 0.1 percentage point increase from higher maintenance and repair expenses, partially offset by a combined 0.9 percentage point decrease from disposal, taxes on revenues and benefits expenses due to price-driven revenue increases.

SG&A.  SG&A expenses increased $10.5 million, or 6.6%, to $168.4 million for the three months ended June 30, 2022, from $157.9 million for the three months ended June 30, 2021. The increase was comprised of an increase of $0.8 million, assuming foreign currency parity, at our existing operations and $10.7 million from acquisitions closed during, or subsequent to, the three months ended June 30, 2021, partially offset by a decrease of $0.7 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods and a decrease of $0.3 million from operations divested subsequent to the three months ended June 30, 2021.

The increase in SG&A expenses at our existing operations of $0.8 million, assuming foreign currency parity, for the three months ended June 30, 2022 was comprised of a collective increase in travel, meetings, training and community activity expenses of $7.8 million due to increased travel and social gatherings in the current year period due to a reduction in restrictions associated with the COVID-19 pandemic, an increase in direct acquisition expenses of $3.6 million due to an increase in acquisition activity in the current period, an increase in administrative payroll expenses of $2.4 million due primarily to annual pay and headcount increases and $2.5 million of other net expense increases, partially offset by a decrease in deferred compensation expenses of $6.2 million as a result of decreases in the market value of investments to which employee deferred compensation liability balances are tracked, a decrease in equity-based compensation expenses of $5.3 million due to the prior year SG&A expense including an adjustment to increase the fair value of our common shares held in our deferred compensation plan by certain key executives as a result of the shares being exchanged for other investment options, a decrease in equity-based compensation expenses of $2.0 million associated with decreases in our share price resulting in fair value measurement decreases to equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016, which are subject to valuation adjustments each period, and a decrease in accrued recurring cash incentive compensation expense to our management of $2.0 million.

SG&A expenses increased $32.4 million, or 10.8%, to $331.8 million for the six months ended June 30, 2022, from $299.4 million for the six months ended June 30, 2021. The increase was comprised of an increase of $14.5 million, assuming foreign currency parity, at our existing operations and $19.2 million from acquisitions closed during, or subsequent to, the six months ended June 30, 2021, partially offset by a decrease of $0.7 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods and a decrease of $0.6 million from operations divested subsequent to the six months ended June 30, 2021.

The increase in SG&A expenses at our existing operations of $14.5 million, assuming foreign currency parity, for the six months ended June 30, 2022 was comprised of a collective increase in travel, meetings, training and community activity expenses of $13.2 million due to increased travel and social gatherings in the current year period due to a reduction in restrictions associated with the COVID-19 pandemic, an increase in direct acquisition expenses of $7.6 million due to an increase in acquisition activity in the current period, an increase in administrative payroll expenses of $6.2 million due primarily to annual pay and headcount increases, an increase in equity-based compensation expenses of $2.7 million associated with our annual recurring grant of restricted share units to our personnel, an increase in professional fees of $1.8 million due primarily to increased legal services, an increase in software license fees of $1.2 million associated with new information technology applications, an increase of $0.8 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19 and $1.6 million of other net expense increases, partially offset by a decrease in deferred compensation expenses of $9.3 million as a result of decreases in the market value of investments to which employee deferred compensation liability balances are tracked, a decrease of $5.2 million in equity-based compensation expenses associated with the prior year period including  adjustments to increase the fair value of our common shares held in our deferred compensation plan by certain key executives as a result of the shares being exchanged for other investment options, a decrease in accrued recurring cash incentive compensation expense to our management of $3.8 million and a decrease in equity-based compensation expenses of $2.3 million associated with decreases in our share price resulting in fair value measurement decreases to equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016, which are subject to valuation adjustments each period.

SG&A expenses as a percentage of revenues decreased 1.0 percentage point to 9.3% for the three months ended June 30, 2022, from 10.3% for the three months ended June 30, 2021. The decrease as a percentage of revenues consisted of a 0.6 percentage point decrease from lower equity compensation expenses, a 0.4 percentage point decrease from lower deferred compensation expense, a 0.3 percentage point decrease from lower cash incentive compensation expense and a 0.3 percentage point decrease from all other net changes due primarily to price-led revenue increases, partially offset by a 0.4 percentage point increase from increased travel, meetings, training and community activity expenses and a 0.2 percentage point increase from higher direct acquisition expenses.

SG&A expenses as a percentage of revenues decreased 0.6 percentage points to 9.6% for the six months ended June 30, 2022, from 10.2% for the six months ended June 30, 2021. The decrease as a percentage of revenues consisted of a 0.3 percentage point decrease from lower equity compensation expenses, a 0.3 percentage point decrease from lower cash incentive compensation expense, a 0.3 percentage point decrease from lower deferred compensation expense and a 0.2 percentage point decrease from all other net changes due primarily to price-led revenue increases, partially offset by a 0.3 percentage point increase from increased travel, meetings, training and community activity expenses and a 0.2 percentage point increase from higher direct acquisition expenses.

Depreciation.  Depreciation expense increased $19.7 million, or 11.7%, to $188.9 million for the three months ended June 30, 2022, from $169.2 million for the three months ended June 30, 2021. The increase was comprised of an increase in depreciation and depletion expense of $13.7 million from acquisitions closed during, or subsequent to, the three months ended June 30, 2021, an increase in depreciation expense of $6.0 million from the impact of additions to our fleet and equipment purchased to support our existing operations and an increase in depletion expense of $2.0 million resulting from increased landfill E&P volumes and higher landfill development costs increasing our landfill depletion rates, partially offset by a decrease in depreciation and depletion expense of $1.1 million from operations divested subsequent to the three months ended June 30, 2021 and a decrease of $0.9 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Depreciation expense increased $42.3 million, or 12.9%, to $368.9 million for the six months ended June 30, 2022, from $326.6 million for the six months ended June 30, 2021. The increase was comprised of an increase in depreciation and depletion expense of $25.4 million from acquisitions closed during, or subsequent to, the six months ended June 30, 2021, an increase in depreciation expense of $11.3 million from the impact of additions to our fleet and equipment purchased to support our existing operations and an increase in depletion expense of $8.3 million resulting from increased landfill special waste and E&P volumes and higher landfill development costs increasing our per ton landfill depletion rates, partially offset by a decrease in depreciation and depletion expense of $1.8 million from operations divested subsequent to the six months ended June 30, 2021 and a decrease of $0.9 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Depreciation expense as a percentage of revenues decreased 0.6 percentage points to 10.4% for the three months ended June 30, 2022, from 11.0% for the three months ended June 30, 2021. Depreciation expense as a percentage of revenues decreased 0.6 percentage points to 10.6% for the six months ended June 30, 2022, from 11.2% for the six months ended June 30, 2021. The decreases as a percentage of revenues were primarily attributable to the impact of price-driven revenue increases in our solid waste services.

Amortization of Intangibles.  Amortization of intangibles expense increased $4.8 million, or 14.5%, to $37.5 million for the three months ended June 30, 2022, from $32.7 million for the three months ended June 30, 2021. The increase was the result of $9.7 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended June 30, 2021, partially offset by a decrease of $4.7 million from certain intangible assets becoming fully amortized subsequent to June 30, 2021 and a decrease of $0.2 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Amortization of intangibles expense increased $10.2 million, or 15.7%, to $75.1 million for the six months ended June 30, 2022, from $64.9 million for the six months ended June 30, 2021. The increase was the result of $19.0 million from intangible assets acquired in acquisitions closed during, or subsequent to, the six months ended June 30, 2021, partially offset by a decrease of $8.6 million from certain intangible assets becoming fully amortized subsequent to June 30, 2021 and a decrease of $0.2 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Amortization expense as a percentage of revenues was unchanged at 2.1% for the three months ended June 30, 2022 and 2021 and 2.2% for the six months ended June 30, 2022 and 2021.

Impairments and Other Operating Items.  Impairments and other operating items decreased $2.0 million, to net losses totaling $4.1 million for the three months ended June 30, 2022, from net losses totaling $6.1 million for the three months ended June 30, 2021.

The net losses of $4.1 million recorded during the three months ended June 30, 2022 consisted of $2.6 million of losses on property and equipment disposals, $1.3 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date and $0.2 million of other net charges.

The net losses of $6.1 million recorded during the three months ended June 30, 2021 consisted of a $4.6 million loss resulting from property and equipment damaged in a facility fire, $0.6 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date and $0.9 million of other net charges.

Impairments and other operating items decreased $0.7 million, to net losses totaling $6.0 million for the six months ended June 30, 2022, from net losses totaling $6.7 million for the six months ended June 30, 2021.

The net losses of $6.0 million recorded during the six months ended June 30, 2022 consisted of $4.9 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date, $0.9 million of losses on property and equipment disposals and $0.2 million of other net charges.

The net losses of $6.7 million recorded during the six months ended June 30, 2021 consisted of a $4.6 million loss resulting from property and equipment damaged in a facility fire, $1.1 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date and $1.0 million of other net charges.

Operating Income.  Operating income increased $62.8 million, or 23.5%, to $329.6 million for the three months ended June 30, 2022, from $266.8 million for the three months ended June 30, 2021.

The increase in our operating income for the three months ended June 30, 2022 was due primarily to price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the three months ended June 30, 2021 and an increase in earnings at our E&P waste operations.

Operating income increased $98.2 million, or 19.5%, to $603.4 million for the six months ended June 30, 2022, from $505.2 million for the six months ended June 30, 2021.

The increase in our operating income for the six months ended June 30, 2022 was due primarily to price increases for our solid waste services, operating income contributions from increased sales of recyclable commodities and renewable energy credits associated with the generation of landfill gas, operating income generated from acquisitions closed during, or subsequent to, the six months ended June 30, 2021 and an increase in earnings at our E&P waste operations.

Operating income as a percentage of revenues increased 0.7 percentage points to 18.1% for the three months ended June 30, 2022, from 17.4% for the three months ended June 30, 2021.  The increase in operating income as a percentage of revenues was comprised of a 1.0 percentage point decrease in SG&A expense, a 0.6 percentage point decrease in depreciation expense and a 0.2 percentage point decrease in impairments and other operating items, partially offset by a 1.1 percentage point increase in cost of operations.

Operating income as a percentage of revenues increased 0.2 percentage points to 17.4% for the six months ended June 30, 2022, from 17.2% for the six months ended June 30, 2021.  The increase in operating income as a percentage of revenues was comprised of a 0.6 percentage point decrease in SG&A expense and a 0.6 percentage point decrease in depreciation expense, partially offset by a 1.0 percentage point increase in cost of operations.

Interest Expense.  Interest expense increased $3.8 million, or 9.1%, to $45.1 million for the three months ended June 30, 2022, from $41.3 million for the three months ended June 30, 2021. The increase was primarily attributable to an increase of $14.0 million from the issuance of $2.0 billion of senior unsecured notes subsequent to June 30, 2021, an increase of $2.1 million due to an increase in the average borrowings outstanding under our Credit Agreement and an increase of $0.5 million from higher interest rates on borrowings outstanding under our Credit Agreement, partially offset by a decrease of $12.6 million from the repayment of $1.75 billion of senior unsecured notes in 2021 and $0.2 million of other net decreases.

Interest expense increased $2.6 million, or 3.2%, to $86.4 million for the six months ended June 30, 2022, from $83.8 million for the six months ended June 30, 2021. The increase was primarily attributable to an increase of $25.0 million from the issuance of $2.0 billion of senior unsecured notes subsequent to June 30, 2021 and an increase of $5.3 million due to an increase in the average borrowings outstanding under our Credit Agreement, partially offset by a decrease of $26.6 million from the repayment of $1.75 billion of senior unsecured notes in 2021 and $1.1 million of other net decreases.

Other Income (Expense), Net.  Other income (expense), net decreased $1.4 million, to an expense total of $2.6 million for the three months ended June 30, 2022, from an expense total of $1.2 million for the three months ended June 30, 2021.

Other expense of $2.6 million recorded during the three months ended June 30, 2022 consisted of $4.3 million from a decline in the value of investments purchased to fund our employee deferred compensation obligations and a $1.0 million adjustment to increase certain acquisition-related accrued liabilities recorded in prior periods, partially offset by foreign currency transaction gains of $2.5 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods reducing the U.S. dollar consideration required to settle international liabilities and $0.2 million of other net income.

Other expense of $1.2 million recorded during the three months ended June 30, 2021 consisted of $1.8 million of adjustments to increase certain accrued liabilities acquired in prior period acquisitions and a $0.9 million increase in other net expenses, partially offset by $1.5 million of income earned on investments purchased to fund our employee deferred compensation obligations.

Other income (expense), net decreased $8.4 million, to an expense total of $6.1 million for the six months ended June 30, 2022, from an income total of $2.3 million for the six months ended June 30, 2021.

Other expense of $6.1 million recorded during the six months ended June 30, 2022 consisted of $6.2 million from a decline in the value of investments purchased to fund our employee deferred compensation obligations and a $2.0 million adjustment to increase certain acquisition-related accrued liabilities recorded in prior periods, partially offset by foreign currency transaction gains of $1.9 million resulting from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods reducing the U.S. dollar consideration required to settle international liabilities and $0.2 million of other net income.

Other income of $2.3 million recorded during the six months ended June 30, 2021 consisted of $2.7 million of income earned on investments purchased to fund our employee deferred compensation obligations and a $1.1 million increase in other net income sources, partially offset by $1.5 million of adjustments to increase certain accrued liabilities acquired in prior period acquisitions.

Income Tax Provision.  Income taxes increased $10.4 million, to $58.3 million for the three months ended June 30, 2022, from $47.9 million for the three months ended June 30, 2021.  Our effective tax rate for the three months ended June 30, 2022 was 20.6%. Our effective tax rate for the three months ended June 30, 2021 was 21.3%.  Income taxes increased $18.9 million, to $107.1 million for the six months ended June 30, 2022, from $88.2 million for the six months ended June 30, 2021.  Our effective tax rate for the six months ended June 30, 2022 was 20.9%. Our effective tax rate for the six months ended June 30, 2021 was 20.7%.

The income tax provision for the three and six months ended June 30, 2022 included a benefit of $0.1 million and $2.5 million, respectively, from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

The income tax provision for the six months ended June 30, 2021 included a benefit of $2.0 million from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented. The following table disaggregates our revenue by service line for the periods indicated (dollars in thousands of U.S. dollars).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commercial	$538,525	$444,044	$1,038,201	$870,439
Residential	463,320	416,975	903,608	817,794
Industrial and construction roll off	295,557	237,300	555,045	446,558
Total collection	1,297,402	1,098,319	2,496,854	2,134,791
Landfill	339,719	327,124	639,484	599,060
Transfer	261,475	217,133	479,432	406,456
Recycling	67,504	41,539	130,598	73,987
E&P	54,155	34,607	97,711	62,618
Intermodal and other	46,310	38,590	92,002	74,225
Intercompany	(250,130)	(223,381)	(473,391)	(421,263)
Total	$1,816,435	$1,533,931	$3,462,690	$2,929,874

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

Three Months Ended			EBITDA	Depreciation and
June 30, 2022	Revenue	EBITDA(b)	Margin	Amortization
Eastern	$478,739	$126,042	26.3%	$70,126
Southern	416,464	124,507	29.9%	49,598
Western	360,923	110,602	30.6%	37,617
Central	309,927	109,023	35.2%	38,016
Canada	250,382	92,648	37.0%	31,914
Corporate(a)	—	(2,683)	—	(872)
	$1,816,435	$560,139	30.8%	$226,399

Three Months Ended			EBITDA	Depreciation and
June 30, 2021	Revenue	EBITDA(b)	Margin	Amortization
Eastern	$369,617	$99,382	26.9%	$59,032
Southern	363,336	98,928	27.2%	46,414
Western	313,789	99,402	31.7%	31,379
Central	266,845	94,886	35.6%	33,030
Canada	220,344	88,641	40.2%	30,133
Corporate(a)	—	(6,442)	—	1,940
	$1,533,931	$474,797	31.0%	$201,928

Six Months Ended			EBITDA	Depreciation and
June 30, 2022	Revenue	EBITDA(b)	Margin	Amortization
Eastern	$900,335	$233,830	26.0%	$135,411
Southern	803,528	233,117	29.0%	97,170
Western	707,633	215,349	30.4%	74,180
Central	586,104	201,059	34.3%	73,042
Canada	465,090	177,492	38.2%	59,279
Corporate(a)	—	(7,385)	—	4,903
	$3,462,690	$1,053,462	30.4%	$443,985

Six Months Ended			EBITDA	Depreciation and
June 30, 2021	Revenue	EBITDA(b)	Margin	Amortization
Eastern	$706,079	$188,503	26.7%	$112,507
Southern	701,497	192,352	27.4%	91,899
Western	610,793	193,228	31.6%	61,469
Central	502,231	173,926	34.6%	64,605
Canada	409,274	162,581	39.7%	56,624
Corporate(a)	—	(7,192)	—	4,419
	$2,929,874	$903,398	30.8%	$391,523

(a)	The majority of Corporate expenses are allocated to the five operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the five operating segments and comprise the net EBITDA for our Corporate segment for the periods presented.
(b)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in our most recent Annual Report on Form 10-K.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 10 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue, EBITDA and depreciation, depletion and amortization for our reportable segments for the three and six month periods ended June 30, 2022, compared to the three and six month periods ended June 30, 2021, are discussed below.

Eastern

Revenue increased $109.1 million to $478.7 million for the three months ended June 30, 2022, from $369.6 million for the three months ended June 30, 2021, due to price increases, increased commercial and roll off collection, transfer station volume increases, landfill special waste volume increases, contributions from acquisitions closed subsequent to June 30, 2021 and higher prices for recyclable commodities, partially offset by decreased residential collection volumes.

Revenue increased $194.2 million to $900.3 million for the six months ended June 30, 2022, from $706.1 million for the six months ended June 30, 2021, due to price increases, increased commercial and roll off collection, municipal solid waste disposal volume increases, contributions from acquisitions closed subsequent to June 30, 2021 and higher prices for recyclable commodities, partially offset by decreased residential collection volumes.

EBITDA increased $26.6 million to $126.0 million for the three months ended June 30, 2022, from $99.4 million for the three months ended June 30, 2021. EBITDA margin was 26.3% and 26.9% for the three months ended June 30, 2022 and 2021, respectively. EBITDA increased $45.3 million to $233.8 million for the six months ended June 30, 2022, from $188.5 million for the six months ended June 30, 2021. EBITDA margin was 26.0% and 26.7% for the six months ended June 30, 2022 and 2021, respectively. The decrease in our EBITDA margin for the three and six months ended June 30, 2022 was due primarily to increased diesel fuel expenses, increased third-party trucking and transportation expenses, increased repair and maintenance expenses, increased leachate disposal expenses and increased travel, meetings, training and community activity expenses, partially offset by benefits from price-led revenue increases.

Depreciation, depletion and amortization expense increased $11.1 million, to $70.1 million for the three months ended June 30, 2022, from $59.0 million for the three months ended June 30, 2021. Depreciation, depletion and amortization expense increased $22.9 million, to $135.4 million for the six months ended June 30, 2022, from $112.5 million for the six months ended June 30, 2021. The increase for the three and six months ended June 30, 2022 was due to assets acquired in acquisitions, additions to our fleet and equipment and higher depletion expense due to higher landfill development costs increasing our per ton landfill depletion rates.

Southern

Revenue increased $53.2 million to $416.5 million for the three months ended June 30, 2022, from $363.3 million for the three months ended June 30, 2021. Revenue increased $102.0 million to $803.5 million for the six months ended June 30, 2022, from $701.5 million for the six months ended June 30, 2021. The increase for the three and six months ended June 30, 2022 was due to solid waste price increases, increased E&P waste revenues attributable to increases in drilling and production activity levels resulting in increases in the demand for our E&P waste services, contributions from acquisitions closed subsequent to June 30, 2021 and increased roll off collection and landfill municipal solid waste volumes, partially offset by lower residential collection volumes due to the loss of a collection contract subsequent to June 30, 2021, a decrease resulting from the divestiture of certain non-strategic operating locations and lower landfill special waste volumes.

EBITDA increased $25.6 million to $124.5 million for the three months ended June 30, 2022, from $98.9 million for the three months ended June 30, 2021. EBITDA margin was 29.9% and 27.2% for the three months ended June 30, 2022 and 2021, respectively. EBITDA increased $40.7 million to $233.1 million for the six months ended June 30, 2022, from $192.4 million for the six months ended June 30, 2021. EBITDA margin was 29.0% and 27.4% for the six months ended June 30, 2022 and 2021, respectively. The increase in our EBITDA margin for the three and six months ended June 30, 2022 was due to increased earnings at our E&P operations and price-led increases in solid waste revenue, partially offset by increased diesel and natural gas fuel expenses, increased vehicle and equipment maintenance and repair expenses, the impact of acquisitions closed subsequent to June 30, 2021 having lower EBITDA margins than our segment average, increased travel, meetings, training and community activity expenses and increased legal expenses.

Depreciation, depletion and amortization expense increased $3.2 million, to $49.6 million for the three months ended June 30, 2022, from $46.4 million for the three months ended June 30, 2021. Depreciation, depletion and amortization expense increased $5.3 million, to $97.2 million for the six months ended June 30, 2022, from $91.9 million for the six months ended June 30, 2021. The increase for the three and six months ended June 30, 2022 was due to assets acquired in acquisitions, additions to our fleet and equipment and higher depletion expense due to increased landfill volumes and higher landfill development costs increasing our per ton landfill depletion rates, partially offset by a decrease resulting from the divestiture of certain non-strategic operating locations and a reduction in amortization expense associated with the loss of a large residential collection contract.

Western

Revenue increased $47.1 million to $360.9 million for the three months ended June 30, 2022, from $313.8 million for the three months ended June 30, 2021. Revenue increased $96.8 million to $707.6 million for the six months ended June 30, 2022, from $610.8 million for the six months ended June 30, 2021. The increase for the three and six months ended June 30, 2022 was due to contributions from acquisitions closed subsequent to June 30, 2021, price increases, increased collection volumes, higher prices for recyclable commodities and increased intermodal revenue.

EBITDA increased $11.2 million to $110.6 million for the three months ended June 30, 2022, from $99.4 million for the three months ended June 30, 2021. EBITDA margin was 30.6% and 31.7% for the three months ended June 30, 2022 and 2021, respectively. EBITDA increased $22.1 million to $215.3 million for the six months ended June 30, 2022, from $193.2 million for the six months ended June 30, 2021. EBITDA margin was 30.4% and 31.6% for the six months ended June 30, 2022 and 2021, respectively. The decrease in our EBITDA margin for the three and six months ended June 30, 2022 was due to increased diesel and natural gas fuel expenses, increased third-party trucking and transportation expenses, acquisitions closed subsequent to June 30, 2021 having operating margins lower than our segment average, increased cost of recyclable commodities expenses and increased travel, meetings, training and community activity expenses, partially offset by benefits from price-led increases in revenue.

Depreciation, depletion and amortization expense increased $6.2 million, to $37.6 million for the three months ended June 30, 2022, from $31.4 million for the three months ended June 30, 2021. Depreciation, depletion and amortization expense increased $12.7 million, to $74.2 million for the six months ended June 30, 2022, from $61.5 million for the six months ended June 30, 2021. The increase for the three and six months ended June 30, 2022 was due to assets acquired in acquisitions and additions to our fleet and equipment.

Central

Revenue increased $43.1 million to $309.9 million for the three months ended June 30, 2022, from $266.8 million for the three months ended June 30, 2021. Revenue increased $83.9 million to $586.1 million for the six months ended June 30, 2022, from $502.2 million for the six months ended June 30, 2021. The increase for the three and six months ended June 30, 2022 was due to price increases, contributions from acquisitions closed subsequent to June 30, 2021, higher roll off collection volumes and higher prices for recyclable commodities.

EBITDA increased $14.1 million to $109.0 million for the three months ended June 30, 2022, from $94.9 million for the three months ended June 30, 2021. EBITDA margin was 35.2% and 35.6% for the three months ended June 30, 2022 and 2021, respectively. EBITDA increased $27.2 million to $201.1 million for the six months ended June 30, 2022, from $173.9 million for the six months ended June 30, 2021. EBITDA margin was 34.3% and 34.6% for the six months ended June 30, 2022 and 2021, respectively. The decrease in our EBITDA margin for the three and six months ended June 30, 2022 was due to acquisitions closed subsequent to June 30, 2021 having operating margins lower than our segment average, increased diesel and natural gas fuel expenses, increased labor expenses attributable to pay rate increases, increased vehicle and equipment maintenance and repair expenses and increased travel, meetings, training and community activity expenses, partially offset by benefits from price-led increases in revenue.

Depreciation, depletion and amortization expense increased $5.0 million, to $38.0 million for the three months ended June 30, 2022, from $33.0 million for the three months ended June 30, 2021. Depreciation, depletion and amortization expense increased $8.4 million, to $73.0 million for the six months ended June 30, 2022, from $64.6 million for the six months ended June 30, 2021. The increase for the three and six months ended June 30, 2022 was due to assets acquired in acquisitions, additions to our fleet and equipment and higher depletion expense due to higher landfill development costs increasing our per ton landfill depletion rates.

Canada

Revenue increased $30.1 million to $250.4 million for the three months ended June 30, 2022, from $220.3 million for the three months ended June 30, 2021, due to price increases, contributions from acquisitions closed subsequent to June 30, 2021, higher commercial and roll off collection volumes, higher prices for renewable energy credits associated with the generation of landfill gas, higher prices for recyclable commodities and higher volumes collected from commercial recycling customers, partially offset by lower residential collection volumes due to the loss of a collection contract subsequent to June 30, 2021, lower landfill special waste volumes and the divestiture of a non-strategic operating location.

Revenue increased $55.8 million to $465.1 million for the six months ended June 30, 2022, from $409.3 million for the six months ended June 30, 2021, due to price increases, contributions from acquisitions closed subsequent to June 30, 2021, higher commercial and roll off collection volumes, higher landfill special waste volumes, higher prices for renewable energy credits associated with the generation of landfill gas, higher prices for recyclable commodities and higher volumes collected from commercial recycling customers, partially offset by lower residential collection volumes due to the loss of a collection contract subsequent to June 30, 2021 and the divestiture of a non-strategic operating location.

EBITDA increased $4.0 million to $92.6 million for the three months ended June 30, 2022, from $88.6 million for the three months ended June 30, 2021. EBITDA margin was 37.0% and 40.2% for the three months ended June 30, 2022 and 2021, respectively. EBITDA increased $14.9 million to $177.5 million for the six months ended June 30, 2022, from $162.6 million for the six months ended June 30, 2021. EBITDA margin was 38.2% and 39.7% for the six months ended

June 30, 2022 and 2021, respectively. The decrease in our EBITDA margin during the three and six months ended June 30, 2022 was due to increased diesel fuel expenses, acquisitions closed subsequent to June 30, 2021 having operating margins lower than our segment average, increased cost of recyclable commodities expenses, increased disposal expenses, increased subcontracted hauling services and increased travel, meetings, training and community activity expenses, partially offset by benefits from price-led increases in revenue.

Depreciation, depletion and amortization expense increased $1.8 million, to $31.9 million for the three months ended June 30, 2022, from $30.1 million for the three months ended June 30, 2021 due to assets acquired in acquisitions and additions to our fleet and equipment, partially offset by a decrease resulting from the divestiture of a non-strategic operating location.

Depreciation, depletion and amortization expense increased $2.7 million, to $59.3 million for the six months ended June 30, 2022, from $56.6 million for the six months ended June 30, 2021 due to assets acquired in acquisitions, additions to our fleet and equipment and higher depletion expense due to increased landfill disposal volumes and higher landfill development costs increasing our per ton landfill depletion rates, partially offset by a decrease resulting from the divestiture of a non-strategic operating location.

Corporate

EBITDA increased $3.7 million, to a loss of $2.7 million for the three months ended June 30, 2022, from a loss of $6.4 million for the three months ended June 30, 2021. The increase was due to decreased equity-based compensation expenses and decreased deferred compensation expenses, partially offset by increased travel, meetings, training and community activity expenses, increased direct acquisition expenses and increased allocations of corporate overhead expenses to our segments.

EBITDA decreased $0.2 million, to a loss of $7.4 million for the six months ended June 30, 2022, from a loss of $7.2 million for the six months ended June 30, 2021. The decrease was due to increased travel, meetings, training and community activity expenses, increased direct acquisition expenses, increased legal expenses, increased software license fees and the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of COVID-19, partially offset by decreased equity-based compensation expenses, decreased deferred compensation expenses, decreased cash incentive compensation expense to our management and decreased allocations of corporate overhead expenses to our segments.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the six months ended June 30, 2022 and 2021 (in thousands of U.S. dollars):

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by operating activities	$973,678	$848,478
Net cash used in investing activities	(891,950)	(332,794)
Net cash provided by (used in) financing activities	25,142	(393,184)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,941)	873
Net increase in cash, cash equivalents and restricted cash	104,929	123,373
Cash, cash equivalents and restricted cash at beginning of period	219,615	714,389
Cash, cash equivalents and restricted cash at end of period	$324,544	$837,762

Operating Activities Cash Flows

For the six months ended June 30, 2022, net cash provided by operating activities was $973.7 million. For the six months ended June 30, 2021, net cash provided by operating activities was $848.5 million. The $125.2 million increase was due primarily to the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $117.8 million from an increase in net income, excluding depreciation, amortization of intangibles, share-based compensation, adjustments to and payments of contingent consideration recorded in earnings and loss on disposal of assets and impairments, due primarily to price increases, earnings from acquisitions closed during, or subsequent to, the six months ended June 30, 2021, earnings generated from the increased sales of recyclable commodities and renewal energy credits associated with the generation of landfill gas and an increase in earnings at our E&P waste operations.
2)	Deferred income taxes — Our increase in net cash provided by operating activities was favorably impacted by $81.5 million from deferred income taxes as changes in deferred income taxes resulted in an increase to operating cash flows of $85.0 million for the six months ended June 30, 2022, compared to an increase to operating cash flows of $3.5 million for the six months ended June 30, 2021. The increase for the six months ended June 30, 2022 was attributable to capital expenditures providing tax benefits resulting from accelerated depreciation and tax benefits resulting from the divestiture of certain non-strategic E&P disposal operating locations. The increase in deferred taxes for the six months ended June 30, 2021 was attributable to capital expenditures providing tax benefits resulting from accelerated tax depreciation.
3)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was favorably impacted by $47.3 million from accounts payable and accrued liabilities as changes in accounts payable and accrued liabilities resulted in an increase to operating cash flows of $82.8 million for the six months ended June 30, 2022, compared to an increase to operating cash flows of $35.6 million for the six months ended June 30, 2021. The increase for the six months ended June 30, 2022 was due primarily to increases in operating expenses during the period which remained as outstanding obligations at June 30, 2022 and increased accrued interest due to the timing of interest payments for our senior unsecured notes issued subsequent to June 30, 2021, partially offset by the payment of annual cash incentive compensation to our management, which was accrued as a liability at year end. The increase for the six months ended June 30, 2021 was due primarily to increases in operating expenses during the period which remained as outstanding obligations at June 30, 2021 and the timing of payroll cycles.
4)	Deferred revenue — Our increase in net cash provided by operating activities was favorably impacted by $13.0 million from deferred revenue as changes in deferred revenue resulted in an increase to operating cash flows of $27.5 million for the six months ended June 30, 2022, compared to an increase to operating cash flows of $14.5 million for the six months ended June 30, 2021. For both comparative periods, deferred revenue increased due to price increases on our advanced billed residential and commercial collection services.
5)	Accounts receivable – Our increase in net cash provided by operating activities was unfavorably impacted by $64.2 million from accounts receivable as changes in accounts receivable resulted in a decrease to operating cash flows of $83.3 million for the six months ended June 30, 2022, compared to a decrease to operating cash flows of $19.1 million for the six months ended June 30, 2021. The decrease for the six months ended June 30, 2022 was due to increases in revenues, which remained as outstanding receivables at June 30, 2022. The decrease for the six months ended June 30, 2021 was due to increases in revenues, which remained as outstanding receivables at June 30, 2021.
6)	Other long-term liabilities – Our increase in net cash provided by operating activities was unfavorably impacted by $22.7 million from other long-term liabilities as changes in other long-term liabilities resulted in a decrease to operating cash flows of $12.1 million for the six months ended June 30, 2022, compared to an increase to operating cash flows of $10.6 million for the six months ended June 30, 2021. The decrease for the six months ended June 30, 2022 was due primarily to decreased employee deferred compensation liabilities. The increase for the six months ended June 30, 2021 was primarily attributable to the receipt of funds associated with the eminent domain purchase of an operating facility that will be replaced with a newly constructed facility in a future period.

7)	Prepaid expenses – Our increase in net cash provided by operating activities was unfavorably impacted by $49.3 million from prepaid expenses as changes in prepaid expenses resulted in a decrease to operating cash flows of $18.3 million for the six months ended June 30, 2022, compared to an increase to operating cash flows of $31.0 million for the six months ended June 30, 2021. The decrease for the six months ended June 30, 2022 was due primarily to increases in fuel inventory, prepaid income taxes and prepaid information technology application licenses. The increase for the six months ended June 30, 2021 was due primarily to the benefit of utilizing prior period prepaid vendor payments and prepaid income taxes.

As of June 30, 2022, we had a working capital deficit of $79.8 million, including cash and equivalents of $217.8 million.  Our working capital increased $120.2 million from a working capital deficit of $200.0 million at December 31, 2021 including cash and equivalents of $147.4 million, due primarily to an increase in cash balances, accounts receivable and current income tax benefits, partially offset by an increase in accounts payable and deferred revenue. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $559.1 million to $891.9 million for the six months ended June 30, 2022, from $332.8 million for the six months ended June 30, 2021. The significant components of the increase included the following:

1)	An increase in cash paid for acquisitions of $479.5 million;
2)	An increase in capital expenditures at operations owned in the comparable periods of $63.5 million due to increases in land and buildings, landfill site costs, trucks, equipment and containers; and
3)	An increase in capital expenditures at operations acquired during the comparative periods of $36.5 million due to additional trucks, equipment and containers; less
4)	An increase in proceeds from disposal of assets of $9.0 million due to additional disposal of non-strategic assets to provide funding toward new capital expenditures.

Financing Activities Cash Flows

Net cash provided by financing activities increased $418.3 million to $25.1 million for the six months ended June 30, 2022, from net cash used in financing activities of $393.2 million for the six months ended June 30, 2021. The significant components of the increase included the following:

1)	An increase from the net change in long-term borrowings of $554.2 million (long-term borrowings increased $598.7 million during the six months ended June 30, 2022 and increased $44.5.million during the six months ended June 30, 2021); less
2)	A decrease from higher payments to repurchase our common shares of $119.4 million due to an increased volume of shares repurchased; less
3)	A decrease from higher cash dividends paid of $11.5 million due primarily to an increase in our quarterly dividend rate for the six months ended June 30, 2022 to $0.23 per share, from $0.205 per share for the six months ended June 30, 2021; less
4)	A decrease from higher debt issuance costs of $4.7 million attributable to senior note offerings completed in 2022.

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

On July 26, 2022, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our NCIB.  The renewal is expected to commence following the conclusion of our current NCIB expiring August 9, 2022. Upon approval, we anticipate that we will be authorized to make purchases during the period of August 10, 2022 to August 9, 2023 or until such earlier time as the NCIB is completed or terminated at our option.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2021, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.025, from $0.205 to $0.230 per share.  Cash dividends of $118.8 million and $107.3 million were paid during the six months ended June 30, 2022 and 2021, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $371.4 million in capital expenditures for property and equipment during the six months ended June 30, 2022, and we expect to make total capital expenditures for property and equipment of approximately $850 million in 2022.  We have funded and intend to fund the balance of our planned 2022 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and solid waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital. Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of June 30, 2022, $650.0 million under the term loan and $902.0 million under the revolving credit facility were outstanding under the Credit Agreement, exclusive of outstanding standby letters of credit of $43.3 million. We also had $84.6 million of letters of credit issued and outstanding at June 30, 2022 under a facility other than the Credit Agreement.  Our Credit Agreement matures in July 2026.

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

As of June 30, 2022, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$5,698,281	$6,342	$13,175	$1,563,894	$4,114,870
Cash interest payments	$2,088,954	$179,844	$359,104	$304,257	$1,245,749
Contingent consideration	$108,549	$59,023	$12,999	$3,224	$33,303
Operating leases	$202,360	$20,588	$65,409	$38,641	$77,722
Final capping, closure and post-closure	$1,653,406	$21,592	$38,670	$14,643	$1,578,501

____________________

Long-term debt payments include:

1)	$902.0 million in principal payments due July 2026 related to our revolving credit facility under our Credit Agreement. We may elect to draw amounts on our Credit Agreement in U.S. dollar LIBOR rate loans, U.S. dollar base rate loans, Canadian-based bankers’ acceptances or BA equivalent notes, and Canadian dollar prime rate loans. At June 30, 2022, $723.5 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. LIBOR rate loans, which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 2.67% on such date). At June 30, 2022, $3.9 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian dollar prime rate loans, which bear interest at the Canadian prime rate plus the applicable prime rate margin (for a total rate of 3.70% on such date). At June 30, 2022, $174.6 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, which bear interest at the Canadian Dollar Offered Rate plus the applicable acceptance fee (for a total rate of 3.23% on such date).
2)	$650.0 million in principal payments due July 2026 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At June 30, 2022, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 2.67% on such date).
3)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
4)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
5)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
6)	$650.0 million in principal payments due 2032 related to our 2032 Senior Notes. The 2032 Senior Notes bear interest at a rate of 2.20%.
7)	$500.0 million in principal payments due 2032 related to our New 2032 Senior Notes. The New 2032 Senior Notes bear interest at a rate of 3.20%.

8)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
9)	$850.0 million in principal payments due 2052 related to our 2052 Senior Notes. The 2052 Senior Notes bear interest at a rate of 2.95%.
10)	$35.5 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at June 30, 2022, and have maturity dates ranging from 2028 to 2036.
11)	$10.8 million in principal payments related to our financing leases. Our financing leases bear interest at rates between 1.89% and 2.16% at June 30, 2022, and have expiration dates ranging from 2026 to 2027.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin, the base rate plus the applicable base rate margin, the Canadian Dollar Offered Rate plus the applicable acceptance fee and the Canadian prime rate plus the applicable prime rate margin at June 30, 2022. We assumed the Credit Agreement is paid off when it matures in July 2026.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $90.6 million recorded as liabilities in our Condensed Consolidated Financial Statements at June 30, 2022, and $17.9 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$114,695	$85,400	$29,295	$—	$—

____________________

(1)	We are party to unconditional purchase obligations. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At June 30, 2022, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 42.9 million gallons remaining to be purchased for a total of $114.7 million. The current fuel purchase contracts expire on or before December 31, 2024. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2022, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $1.374 billion and $1.301 billion at June 30, 2022 and December 31, 2021, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2022, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the six month periods ended June 30, 2022 and 2021, at all of our landfills during the respective period, is shown below (tons in thousands):

	Six Months Ended June 30,
	2022		2021
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	89	23,403	87	22,622
Operated landfills	5	296	4	274
	94	23,699	91	22,896

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the six month periods ended June 30, 2022 and 2021, are calculated as follows (amounts in thousands of U.S. dollars):

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by operating activities	$973,678	$848,478
Less: Change in book overdraft	(54)	(190)
Plus: Proceeds from disposal of assets	16,894	7,906
Less: Capital expenditures for property and equipment	(371,428)	(271,392)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	—	520
Cash received for divestitures (b)	(5,671)	—
Transaction-related expenses (c)	27,096	583
Pre-existing Progressive Waste share-based grants (d)	12	144
Tax effect (e)	(2,165)	(214)
Adjusted free cash flow	$638,362	$585,835

____________________

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the elimination of cash received in conjunction with the divestiture of certain operations.
(c)	Reflects the addback of acquisition-related transaction costs and the settlement of an acquired tax liability.
(d)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.
(e)	The aggregate tax effect of footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three and six month periods ended June 30, 2022 and 2021, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income attributable to Waste Connections	$224,074	$177,047	$404,398	$337,356
Plus: Net income attributable to noncontrolling interests	133	54	177	52
Plus: Income tax provision	58,307	47,868	107,146	88,159
Plus: Interest expense	45,079	41,328	86,404	83,753
Less: Interest income	(652)	(744)	(790)	(1,848)
Plus: Depreciation and amortization	226,399	201,928	443,985	391,523
Plus: Closure and post-closure accretion	3,992	3,666	8,087	7,375
Plus: Impairments and other operating items	4,150	6,081	6,028	6,715
Plus (less): Other expense (income), net	2,649	1,235	6,114	(2,312)
Adjustments:
Plus: Transaction-related expenses (a)	3,692	57	8,232	583
Plus: Fair value changes to equity awards (b)	(1,009)	6,385	(847)	6,723
Adjusted EBITDA	$566,814	$484,905	$1,068,934	$918,079

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three and six month periods ended June 30, 2022 and 2021, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Reported net income attributable to Waste Connections	$224,074	$177,047	$404,398	$337,356
Adjustments:
Amortization of intangibles (a)	37,462	32,707	75,098	64,899
Impairments and other operating items (b)	4,150	6,081	6,028	6,715
Transaction-related expenses (c)	3,692	57	8,232	583
Fair value changes to equity awards (d)	(1,009)	6,385	(847)	6,723
Tax effect (e)	(11,224)	(11,393)	(22,316)	(19,935)
Adjusted net income attributable to Waste Connections	$257,145	$210,884	$470,593	$396,341

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.87	$0.68	$1.57	$1.29
Adjusted net income	$1.00	$0.81	$1.82	$1.51

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	The aggregate tax effect of the adjustments in footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.

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

At June 30, 2022, our derivative instruments included six interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at June 30, 2022 and December 31, 2021, of $702.0 million and $603.9 million, respectively, including floating rate debt under our Credit Agreement. A one percentage point increase in interest rates on our variable-rate debt as of June 30, 2022 and December 31, 2021, would decrease our annual pre-tax income by approximately $7.0 million and $6.0 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At June 30, 2022, we had no fuel hedge agreements in place; however, we have entered into fixed price fuel purchase contracts for 2022 as described below.

For the year ending December 31, 2022, we expect to purchase approximately 87.0 million gallons of fuel, of which 44.3 million gallons will be purchased at market prices and 42.7 million gallons will be purchased under our fixed price fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the six month period of July 1, 2022 to December 31, 2022, we expect to purchase approximately 22.1 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining six months in 2022 would decrease our pre-tax income during this period by approximately $2.2 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the six months ended June 30, 2022 and 2021, would have had a $12.5 million and $7.2 million impact on revenues for the six months ended June 30, 2022 and 2021, respectively.

We have operations in Canada and, where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating costs. However, the impact of foreign currency has not materially affected our results of operations in 2021 or 2022. A $0.01 change in the Canadian dollar to U.S. dollar exchange rate would impact our annual revenue and EBITDA by approximately $12.0 million and $4.5 million, respectively.

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

Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded as of June 30, 2022, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Information regarding our legal proceedings can be found in Note 17 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 6.Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2017)
3.2	Articles of Amalgamation (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 7, 2016)
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 7, 2016)
3.4	By-law No. 1 of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed on June 7, 2016)
10.1 +	Separation Benefits Plan of Waste Connections US, Inc., as amended and restated effective July 26, 2022
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
+	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: August 3, 2022	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman
President and Chief Executive Officer

Date: August 3, 2022	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Executive Vice President and Chief Financial Officer