Form 10-Q
period 2022-09-30
Waste Connections, Inc.
filed 2022-11-03
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of October 21, 2022: 257,201,348 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and equivalents	$200,179	$147,441
Accounts receivable, net of allowance for credit losses of $20,512 and $18,480 at September 30, 2022 and December 31, 2021, respectively	810,932	709,614
Prepaid expenses and other current assets	219,203	175,722
Total current assets	1,230,314	1,032,777

Restricted cash	108,194	72,174
Restricted investments	55,922	59,014
Property and equipment, net	6,353,367	5,721,949
Operating lease right-of-use assets	190,860	160,567
Goodwill	6,574,860	6,187,643
Intangible assets, net	1,489,242	1,350,597
Other assets, net	127,909	115,203
Total assets	$16,130,668	$14,699,924
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$507,899	$392,868
Book overdraft	10,734	16,721
Deferred revenue	306,019	273,720
Accrued liabilities	457,904	442,596
Current portion of operating lease liabilities	34,526	38,017
Current portion of contingent consideration	54,867	62,804
Current portion of long-term debt and notes payable	6,718	6,020
Total current liabilities	1,378,667	1,232,746

Long-term portion of debt and notes payable	6,211,971	5,040,500
Long-term portion of operating lease liabilities	163,848	129,628
Long-term portion of contingent consideration	30,896	31,504
Deferred income taxes	986,252	850,921
Other long-term liabilities	415,664	421,080
Total liabilities	9,187,298	7,706,379

Commitments and contingencies (Note 18)

Equity:
Common shares: 257,183,663 shares issued and 257,118,204 shares outstanding at September 30, 2022; 260,283,158 shares issued and 260,212,496 shares outstanding at December 31, 2021	3,271,958	3,693,027
Additional paid-in capital	229,445	199,482
Accumulated other comprehensive income	(83,476)	39,584
Treasury shares: 65,459 and 70,662 shares at September 30, 2022 and December 31, 2021, respectively	—	—
Retained earnings	3,520,446	3,056,845
Total Waste Connections’ equity	6,938,373	6,988,938
Noncontrolling interest in subsidiaries	4,997	4,607
Total equity	6,943,370	6,993,545
	$16,130,668	$14,699,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$1,879,868	$1,597,168	$5,342,558	$4,527,042
Operating expenses:
Cost of operations	1,120,629	946,098	3,198,039	2,673,209
Selling, general and administrative	186,887	155,520	518,705	454,885
Depreciation	193,287	171,965	562,174	498,588
Amortization of intangibles	38,859	35,337	113,956	100,237
Impairments and other operating items	13,438	3,104	19,467	9,819
Operating income	326,768	285,144	930,217	790,304

Interest expense	(51,161)	(40,418)	(137,565)	(124,171)
Interest income	1,784	495	2,574	2,342
Other income, net	8,487	3,140	2,373	5,452
Loss on early extinguishment of debt	—	(115,288)	—	(115,288)
Income before income tax provision	285,878	133,073	797,599	558,639

Income tax provision	(48,753)	(18,419)	(155,899)	(106,578)
Net income	237,125	114,654	641,700	452,061
Less: Net income attributable to noncontrolling interests	(213)	(273)	(390)	(325)
Net income attributable to Waste Connections	$236,912	$114,381	$641,310	$451,736

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.92	$0.44	$2.49	$1.73
Diluted	$0.92	$0.44	$2.49	$1.72

Shares used in the per share calculations:
Basic	257,197,010	260,550,774	257,438,756	261,372,827
Diluted	257,891,635	261,145,220	258,060,751	261,879,754

Cash dividends per common share	$0.230	$0.205	$0.690	$0.615

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$237,125	$114,654	$641,700	$452,061

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	948	5,143	9,344	15,000
Changes in fair value of interest rate swaps	27,679	(401)	74,969	14,081
Foreign currency translation adjustment	(145,955)	(64,197)	(185,030)	(3,170)
Other comprehensive income (loss), before tax	(117,328)	(59,455)	(100,717)	25,911
Income tax expense related to items of other comprehensive income	(7,586)	(1,257)	(22,343)	(7,707)
Other comprehensive income (loss), net of tax	(124,914)	(60,712)	(123,060)	18,204
Comprehensive income	112,211	53,942	518,640	470,265
Less: Comprehensive income attributable to noncontrolling interests	(213)	(273)	(390)	(325)
Comprehensive income attributable to Waste Connections	$111,998	$53,669	$518,250	$469,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2021	260,212,496	$3,693,027	$199,482	$39,584	70,662	$—	$3,056,845	$4,607	$6,993,545
Sale of common shares held in trust	2,203	305	—	—	(2,203)	—	—	—	305
Vesting of restricted share units	312,706	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	57,677	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	19,149	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(143,243)	—	(17,236)	—	—	—	—	—	(17,236)
Equity-based compensation	—	—	14,139	—	—	—	—	—	14,139
Exercise of warrants	11,560	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	12,015	1,554	—	—	—	—	—	—	1,554
Repurchase of common shares	(3,388,155)	(424,999)	—	—	—	—	—	—	(424,999)
Cash dividends on common shares	—	—	—	—	—	—	(59,391)	—	(59,391)
Amounts reclassified into earnings, net of taxes	—	—	—	3,491	—	—	—	—	3,491
Changes in fair value of cash flow hedges, net of taxes	—	—	—	32,854	—	—	—	—	32,854
Foreign currency translation adjustment	—	—	—	34,429	—	—	—	—	34,429
Net income	—	—	—	—	—	—	180,324	44	180,368
Balances at March 31, 2022	257,096,408	3,269,887	196,385	110,358	68,459	—	3,177,778	4,651	6,759,059
Sale of common shares held in trust	3,000	355	—	—	(3,000)	—	—	—	355
Vesting of restricted share units	522	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(145)	—	(30)	—	—	—	—	—	(30)
Equity-based compensation	—	—	14,412	—	—	—	—	—	14,412
Exercise of warrants	806	—	—	—	—	—	—	—	—
Cash dividends on common shares	—	—	—	—	—	—	(59,421)	—	(59,421)
Amounts reclassified into earnings, net of taxes	—	—	—	2,680	—	—	—	—	2,680
Changes in fair value of cash flow hedges, net of taxes	—	—	—	1,904	—	—	—	—	1,904
Foreign currency translation adjustment	—	—	—	(73,504)	—	—	—	—	(73,504)
Net income	—	—	—	—	—	—	224,074	133	224,207
Balances at June 30, 2022	257,100,591	3,270,242	210,767	41,438	65,459	—	3,342,431	4,784	6,869,662
Vesting of restricted share units	4,135	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	360	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(1,449)	—	(200)	—	—	—	—	—	(200)
Equity-based compensation	—	—	18,878	—	—	—	—	—	18,878
Issuance of shares under employee share purchase plan	14,567	1,716	—	—	—	—	—	—	1,716
Cash dividends on common shares	—	—	—	—	—	—	(58,897)	—	(58,897)
Amounts reclassified into earnings, net of taxes	—	—	—	697	—	—	—	—	697
Changes in fair value of cash flow hedges, net of taxes	—	—	—	20,344	—	—	—	—	20,344
Foreign currency translation adjustment	—	—	—	(145,955)	—	—	—	—	(145,955)
Net income	—	—	—	—	—	—	236,912	213	237,125
Balances at September 30, 2022	257,118,204	$3,271,958	$229,445	$(83,476)	65,459	$—	$3,520,446	$4,997	$6,943,370

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

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$641,700	$452,061
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	11,503	9,302
Depreciation	562,174	498,588
Amortization of intangibles	113,956	100,237
Loss on early extinguishment of debt	—	115,288
Deferred income taxes, net of acquisitions	91,098	(24,282)
Current period provision for expected credit losses	11,097	9,239
Amortization of debt issuance costs	3,879	3,887
Share-based compensation	48,395	42,694
Interest accretion	13,218	12,068
Payment of contingent consideration recorded in earnings	(2,982)	(520)
Adjustments to contingent consideration	(1,030)	89
Other	(8,412)	(1,286)
Net change in operating assets and liabilities, net of acquisitions	15,541	52,596
Net cash provided by operating activities	1,500,137	1,269,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(1,272,910)	(561,276)
Capital expenditures for property and equipment	(618,313)	(479,480)
Proceeds from disposal of assets	23,341	10,109
Other	9,296	(4,193)
Net cash used in investing activities	(1,858,586)	(1,034,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	3,148,624	1,943,192
Principal payments on notes payable and long-term debt	(2,052,412)	(1,814,034)
Premiums paid on early extinguishment of debt	—	(110,617)
Payment of contingent consideration recorded at acquisition date	(12,114)	(7,998)
Change in book overdraft	(5,983)	(563)
Payments for repurchase of common shares	(424,999)	(305,640)
Payments for cash dividends	(177,710)	(160,754)
Tax withholdings related to net share settlements of equity-based compensation	(17,466)	(18,576)
Debt issuance costs	(11,454)	(17,997)
Proceeds from issuance of shares under employee share purchase plan	3,271	1,275
Proceeds from sale of common shares held in trust	660	131
Net cash provided by (used in) financing activities	450,417	(491,581)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,210)	443

Net increase (decrease) in cash, cash equivalents and restricted cash	88,758	(256,017)
Cash, cash equivalents and restricted cash at beginning of period	219,615	714,389
Cash, cash equivalents and restricted cash at end of period	$308,373	$458,372

Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$179,126	$103,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three and nine month periods ended September 30, 2022 and 2021. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

The Company determined that the new guidance will not have a material effect on its consolidated financial statements.  The Company had a combined $1,251,000 of U.S. LIBOR based loans as of September 30, 2022. The Company estimates that if the reference rate for these loans had transitioned from LIBOR to SOFR as of September 30, 2022, the impact to annual interest expense would have been immaterial.

In October 2022, the Company adopted the applicable practical expedients of the standard when it converted the option of a LIBOR interest rate in its Credit Agreement to a SOFR interest rate and correspondingly amended its five interest rate swap agreements that are specifically designated to the amended Credit Agreement.  As permitted by the practical expedients in the standard, the Company maintained cash flow hedge accounting for its interest rate swap agreements as the conversion of the LIBOR interest rate to SOFR was the only modification to the interest rate swap agreements.  See Notes 10 and 19 for further details on the amendment to the Credit Agreement.

4.REVENUE

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, non-hazardous oil and natural gas exploration and production (“E&P”) waste treatment, recovery and disposal services and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commercial	$564,592	$465,246	$1,602,793	$1,335,686
Residential	487,995	422,543	1,391,603	1,240,337
Industrial and construction roll off	315,904	249,417	870,949	695,975
Total collection	1,368,491	1,137,206	3,865,345	3,271,998
Landfill	345,215	328,147	984,700	927,207
Transfer	271,685	225,827	751,117	632,282
Recycling	48,246	55,772	178,845	129,759
E&P	56,995	38,519	154,706	101,137
Intermodal and other	47,604	38,377	139,605	112,602
Intercompany	(258,368)	(226,680)	(731,760)	(647,943)
Total	$1,879,868	$1,597,168	$5,342,558	$4,527,042

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided.  Substantially all of the deferred revenue recorded as of June 30, 2022 was recognized as revenue during the three months ended September 30, 2022 when the service was performed.

See Note 11 for additional information regarding revenue by reportable segment.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Condensed Consolidated Balance Sheet, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company would have recognized is one year or less.  The Company had $19,627 and $18,954 of deferred sales incentives at September 30, 2022 and December 31, 2021, respectively.

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

The following is a rollforward of the Company’s allowance for credit losses for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$18,480	$19,380
Current period provision for expected credit losses	11,097	9,239
Write-offs charged against the allowance	(12,866)	(11,886)
Recoveries collected	3,912	3,574
Impact of changes in foreign currency	(111)	(1)
Ending balance	$20,512	$20,306

6.LANDFILL ACCOUNTING

At September 30, 2022, the Company’s landfills consisted of 86 owned landfills, five landfills operated under life-of-site operating agreements and five landfills operated under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $2,949,498 at September 30, 2022. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of September 30, 2022, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 30 years. As of September 30, 2022, the Company is seeking to expand permitted capacity at eight of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 34 years.  The estimated remaining lives of the Company’s owned landfills and landfills operated under life-of-site operating agreements range from 1 to 330 years, with approximately 90% of the projected annual disposal volume from landfills with remaining lives of less than 70 years.

During the nine months ended September 30, 2022 and 2021, the Company expensed $172,118 and $160,470, respectively, or an average of $4.88 and $4.56 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2022 and 2021 “layers” for final capping, closure and post-closure obligations was 3.25% for both years, which reflects the Company’s long-term credit adjusted risk free rate as of the end of 2021 and 2020. The Company’s long-term inflation rate assumption is 2.25% for the years ending December 31, 2022 and 2021. The resulting final capping, closure and post-closure obligations are recorded on the Condensed Consolidated Balance Sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the nine months ended September 30, 2022 and 2021, the Company expensed $12,008 and $10,783, respectively, or an average of $0.34 and $0.31 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2021 to September 30, 2022:

Final capping, closure and post-closure liability at December 31, 2021	$302,537
Liability adjustments	36,152
Accretion expense associated with landfill obligations	12,008
Closure payments	(11,867)
Assumption of closure liabilities from acquisitions	3,498
Disposition of closure liabilities from divested operations	(916)
Foreign currency translation adjustment	(2,518)
Final capping, closure and post-closure liability at September 30, 2022	$338,894

Liability adjustments of $36,152 for the nine months ended September 30, 2022, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At September 30, 2022 and December 31, 2021, $10,632 and $12,609, respectively, of the Company’s restricted cash balance and $53,243 and $56,289, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

7.ACQUISITIONS

The Company acquired 15 individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses during the nine months ended September 30, 2022.  The total acquisition-related costs incurred during the nine months ended September 30, 2022 for these acquisitions were $18,694. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

The Company acquired 14 individually immaterial non-hazardous solid waste collection, transfer and recycling businesses during the nine months ended September 30, 2021.  The total acquisition-related costs incurred during the nine months ended September 30, 2021 for these acquisitions were $6,220. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the nine months ended September 30, 2022 and 2021:

	2022	2021
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$1,272,910	$561,276
Debt assumed	96,814	30,485
	1,369,724	591,761

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	32,329	19,792
Prepaid expenses and other current assets	6,549	2,007
Operating lease right-of-use assets	3,160	1,707
Property and equipment	617,267	152,955
Long-term franchise agreements and contracts	109,364	76,847
Customer lists	69,378	46,449
Permits and other intangibles	97,548	83,659
Other assets	—	4
Accounts payable and accrued liabilities	(34,905)	(27,406)
Current portion of operating lease liabilities	(1,100)	(727)
Deferred revenue	(7,766)	(4,771)
Contingent consideration	(6,543)	(2,512)
Long-term portion of operating lease liabilities	(2,060)	(980)
Other long-term liabilities	(3,498)	(2,306)
Deferred income taxes	(26,440)	(33,829)
Total identifiable net assets	853,283	310,889
Goodwill	$516,441	$280,872

Goodwill acquired during the nine months ended September 30, 2022 and 2021, totaling $272,186 and $114,006, respectively, is expected to be deductible for tax purposes.

The fair value of acquired working capital related to 11 individually immaterial acquisitions completed during the twelve months ended September 30, 2022, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these 11 acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2022, was $37,486, of which $5,157 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2021, was $21,673, of which $1,881 was expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

8.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at September 30, 2022:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$787,112	$(283,638)	$—	$503,474
Customer lists	769,618	(505,380)	—	264,238
Permits and other	629,199	(108,353)	—	520,846
	2,185,929	(897,371)	—	1,288,558
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613
E&P facility permits	59,855	—	(40,784)	19,071
	241,468	—	(40,784)	200,684
Intangible assets, exclusive of goodwill	$2,427,397	$(897,371)	$(40,784)	$1,489,242

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the nine months ended September 30, 2022 was 34.7 years. The weighted-average amortization period of customer lists acquired during the nine months ended September 30, 2022 was 11.5 years.  The weighted-average amortization period of finite-lived permits and other acquired during the nine months ended September 30, 2022 was 40.0 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2021:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$724,128	$(278,827)	$—	$445,301
Customer lists	711,047	(450,109)	—	260,938
Permits and other	538,481	(94,807)	—	443,674
	1,973,656	(823,743)	—	1,149,913
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613
E&P facility permits	59,855	—	(40,784)	19,071
	241,468	—	(40,784)	200,684
Intangible assets, exclusive of goodwill	$2,215,124	$(823,743)	$(40,784)	$1,350,597

Estimated future amortization expense for the next five years relating to finite-lived intangible assets owned as of September 30, 2022 is as follows:

For the year ending December 31, 2022	$152,928
For the year ending December 31, 2023	$139,704
For the year ending December 31, 2024	$122,246
For the year ending December 31, 2025	$105,661
For the year ending December 31, 2026	$90,203

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

ROU assets for operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived asset impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  The Company did not recognize an impairment charge for any of its ROU assets during the nine months ended September 30, 2022 and 2021.

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset.  The Company did not recognize any significant remeasurements during the nine months ended September 30, 2022 and 2021.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Lease cost for operating and finance leases for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$9,822	$9,798	$30,814	$30,188
Finance lease cost:
Amortization of leased assets	682	296	1,802	2,826
Interest on leased liabilities	61	34	161	107
Total lease cost	$10,565	$10,128	$32,777	$33,121

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,313	$29,993
Operating cash flows from finance leases	$161	$107
Financing cash flows from finance leases	$4,890	$2,752
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities - operating leases	$53,967	$15,512
Right-of-use assets obtained in exchange for lease liabilities - finance leases	$3,369	$6,250

Weighted-average remaining lease term and discount rate for the Company’s leases are as follows:

	Nine Months Ended September 30,
	2022		2021
Weighted average remaining lease term - operating leases	8.9	years	8.3	years
Weighted average remaining lease term - finance leases	4.4	years	4.9	years
Weighted average discount rate - operating leases	2.96%		3.49%
Weighted average discount rate - finance leases	1.96%		1.89%

As of September 30, 2022, future minimum lease payments, reconciled to the respective lease liabilities, are as follows:

	Operating Leases	Finance Leases
Last 3 months of 2022	$10,094	$727
2023	38,993	2,905
2024	31,160	2,905
2025	25,595	2,905
2026	21,092	2,320
Thereafter	101,335	898
Minimum lease payments	228,269	12,660
Less: imputed interest	(29,895)	(527)
Present value of minimum lease payments	198,374	12,133
Less: current portion of lease liabilities	(34,526)	(2,682)
Long-term portion of lease liabilities	$163,848	$9,451

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

10.LONG-TERM DEBT

The following table presents the Company’s long-term debt as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Revolver under Credit Agreement, bearing interest ranging from 4.12% to 4.76% (a)	$738,165	$803,944
Term loan under Credit Agreement, bearing interest at 4.12% (a)	650,000	650,000
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
2.60% Senior Notes due 2030	600,000	600,000
2.20% Senior Notes due 2032	650,000	650,000
3.20% Senior Notes due 2032	500,000	—
4.20% Senior Notes due 2033	750,000	—
3.05% Senior Notes due 2050	500,000	500,000
2.95% Senior Notes due 2052	850,000	850,000
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2028 to 2036 (a)	34,439	37,508
Finance leases, bearing interest ranging from 1.89% to 2.16%, with lease expiration dates ranging from 2026 to 2027 (a)	12,133	10,519
	6,284,737	5,101,971
Less – current portion	(6,718)	(6,020)
Less – unamortized debt discount and issuance costs	(66,048)	(55,451)
	$6,211,971	$5,040,500

____________________

(a)	Interest rates represent the interest rates in effect at September 30, 2022.

Credit Agreement

Details of the Credit Agreement are as follows:

	September 30,	December 31,
	2022	2021
Revolver under Credit Agreement
Available	$1,069,127	$933,775
Letters of credit outstanding	$42,708	$112,281
Total amount drawn, as follows:	$738,165	$803,944
Amount drawn - U.S. LIBOR rate loan	$601,000	$631,000
Interest rate applicable - U.S. LIBOR rate loan	4.12%	1.10%
Amount drawn - U.S. base rate loan	$—	$158,000
Interest rate applicable - U.S. base rate loan	—%	3.25%
Amount drawn - U.S. swingline loan	$—	$11,000
Interest rate applicable - U.S. swingline loan	—%	3.25%
Amount drawn – Canadian bankers’ acceptance	$137,165	$3,944
Interest rate applicable – Canadian bankers’ acceptance	4.76%	1.45%
Commitment – rate applicable	0.09%	0.09%
Term loan under Credit Agreement
Amount drawn – U.S. based LIBOR loan	$650,000	$650,000
Interest rate applicable – U.S. based LIBOR loan	4.12%	1.10%

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

In addition to the $42,708 of letters of credit at September 30, 2022 issued and outstanding under the Credit Agreement, the Company has issued and outstanding letters of credit totaling $84,742 under a facility other than the Credit Agreement.

Senior Notes

On March 9, 2022, the Company completed an underwritten public offering of $500,000 aggregate principal amount of 3.20% Senior Notes due 2032 (the “New 2032 Senior Notes”). The Company issued the New 2032 Senior Notes under the Indenture, dated as of November 16, 2018 (the “Base Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the Sixth Supplemental Indenture, dated as of March 9, 2022 (the “Sixth Supplemental Indenture”).  The New 2032 Senior Notes will mature on June 1, 2032.

The Company may, prior to March 1, 2032 (three months before the maturity date) (the “New 2032 Senior Notes Par Call Date”), redeem some or all of the New 2032 Senior Notes, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount of the New 2032 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the New 2032 Senior Notes redeemed discounted to the redemption date (assuming the New 2032 Senior Notes matured on the New 2032 Senior Notes Par Call Date), plus, in either case, accrued and unpaid interest thereon to the redemption date. Commencing on March 1, 2032 (three months before the maturity date), the Company may redeem some or all of the New 2032 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the New 2032 Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date.

On August 18, 2022, the Company completed an underwritten public offering of $750,000 aggregate principal amount of 4.20% Senior Notes due 2033 (the “2033 Senior Notes” and, together with the New 2032 Senior Notes, the “Senior Notes”). The Company issued the 2033 Senior Notes under the Base Indenture, as supplemented by the Seventh Supplemental Indenture, dated as of August 18, 2022 (the “Seventh Supplemental Indenture” and the Base Indenture as supplemented by the Sixth Supplemental Indenture and the Seventh Supplemental Indenture, the “Indenture”).  The 2033 Senior Notes will mature on January 15, 2033.

The Company may, prior to October 15, 2032 (three months before the maturity date) (the “2033 Senior Notes Par Call Date”), redeem some or all of the 2033 Senior Notes, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount of the 2033 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2033 Senior Notes redeemed discounted to the redemption date (assuming the 2033 Senior Notes matured on the 2033 Senior Notes Par Call Date), plus, in either case, accrued and unpaid interest thereon to the redemption date. Commencing on October 15, 2032 (three months before the maturity date), the Company may redeem some or all of the 2033 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2033 Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date.

The Company will pay interest on the Senior Notes semi-annually in arrears. The Senior Notes are the Company’s senior unsecured obligations, ranking equally in right of payment with its other existing and future unsubordinated debt and senior to any of its future subordinated debt. The Senior Notes are not guaranteed by any of the Company’s subsidiaries.

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

a payment under or with respect to the Senior Notes. If such payment of Additional Amounts are a result of a change in the laws or regulations, including a change in any official position, the introduction of an official position or a holding by a court of competent jurisdiction, of any jurisdiction from or through which payment is made by or on behalf of the Senior Notes having power to tax, and the Company cannot avoid such payments of Additional Amounts through reasonable measures, then the Company may redeem the Senior Notes then outstanding at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date).

If the Company experiences certain kinds of changes of control, each holder of the Senior Notes may require the Company to repurchase all or a portion of the Senior Notes for cash at a price equal to 101% of the aggregate principal amount of such Senior Notes, plus any accrued and unpaid interest, if any, to, but excluding the purchase date.

The covenants in the Indenture include limitations on liens, sale-leaseback transactions and mergers and sales of all or substantially all of the Company’s assets. The Indenture also includes customary events of default with respect to the Senior Notes. As of September 30, 2022, the Company was in compliance with all applicable covenants in the Indenture.

Upon an event of default, the principal of and accrued and unpaid interest on all the Senior Notes may be declared to be due and payable by the Trustee or the holders of not less than 25% in principal amount of the outstanding Senior Notes. Upon such a declaration, such principal and accrued interest on all of the Senior Notes will be due and payable immediately. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, the principal (or such specified amount) of and accrued and unpaid interest, if any, on all outstanding Senior Notes will become and be immediately due and payable without any declaration or other act on the part of the Trustee or any holder of the Senior Notes. Under certain circumstances, the holders of a majority in principal amount of the outstanding Senior Notes may rescind any such acceleration with respect to the Senior Notes and its consequences.

Term Loan Agreement

On October 31, 2022 (the “Effective Date”), the Company, as borrower, Bank of America, N.A., as administrative agent, and the other lenders from time to time party thereto (the “New TL Lenders”) entered into that certain Term Loan Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Term Loan Agreement”), pursuant to which the New TL Lenders made loans to the Company in an aggregate stated principal amount of $800,000.  The Term Loan Agreement permits the proceeds of borrowings thereunder to be used for (i) refinancing outstanding indebtedness, (ii) financing permitted acquisitions and financing dividends or other permitted equity distributions, (iii) capital expenditures, working capital, payment of certain transaction fees, costs and expenses and (iv) any other lawful corporate purposes.  The Company intends to use substantially all of the proceeds of borrowings under the Term Loan Agreement to repay revolving borrowings outstanding under its Credit Agreement (as defined below) following the implementation of the Term Loan Agreement

Pursuant to the terms and conditions of the Term Loan Agreement, the New TL Lenders committed to provide the term loan as set forth above, which term loan was fully drawn as of the Effective Date.  Amounts borrowed under the Term Loan Agreement and repaid or prepaid may not be reborrowed.  The Term Loan Agreement has a scheduled maturity date of July 30, 2026.

Interest accrues on the term loan by reference to SOFR for specified interest periods (“Term SOFR”) (including for all Term SOFR loans, a credit spread adjustment of 0.10% for all applicable interest periods) or a base rate, at the Company’s option, plus an applicable margin.  The applicable margin used in connection with calculating interest rates and fees is based on the debt rating of the Company’s public non-credit-enhanced, senior unsecured long-term debt.  The

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

applicable margin for Term SOFR loans ranges from 0.750% to 1.250% per annum, and the applicable margin for base rate loans ranges from 0.00% to 0.250% per annum.

The Term Loan Agreement contains customary benchmark replacement mechanics in connection with certain benchmark transition events, as well as customary mechanics with respect to the unavailability of a tenor of a then-current benchmark rate. The borrowings under the Term Loan Agreement are unsecured and there are no subsidiary guarantors under the Term Loan Agreement.

The Term Loan Agreement contains customary representations, warranties, covenants and events of default, including, among others, a change of control event of default and limitations on the incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and burdensome agreements. During the continuance of an event of default, the New TL Lenders may take a number of actions, including, among others, declaring the entire amount then outstanding under the Term Loan Agreement and related loan documents to be due and payable.

The Term Loan Agreement includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (i) Consolidated Total Funded Debt (as defined in the Term Loan Agreement) outstanding as of such date to (b) Consolidated EBITDA (as defined in the Term Loan Agreement), measured for the preceding 12 months, to not more than 3.75 to 1.00 (or 4.25 to 1.00 during material acquisition periods, subject to certain limitations).

Amendment No. 1 to Second Amended and Restated Revolving Credit and Term Loan Agreement

The Company is party to that certain Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 30, 2021 (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), by and among the Company, as borrower, Bank of America, N.A., acting through its Canada Branch, as the global agent, the swing line lender and an l/c issuer, Bank of America, N.A., as the U.S. agent and an l/c issuer, and the lenders and any other financial institutions from time to time party thereto.

On the Effective Date, the Company entered into an amendment to the Credit Agreement (the “First Amendment”), which among other things, (i) amended certain definitions and other provisions to replace the LIBOR-based benchmark rates for certain U.S. dollar-denominated loans and other extensions of credit under the Credit Agreement with Term SOFR, and (ii) made certain changes conforming to the Term Loan Agreement.  The rates of interest payable by the Company per annum on its outstanding revolving loans immediately prior to the Effective Date did not materially change immediately after the Effective Date as a result of the replacement of LIBOR-based benchmark rates with Term SOFR.  In addition, because the replacement of LIBOR-based benchmark rates with Term SOFR was implemented through the First Amendment and not as a result of the hardwired benchmark replacement setting provisions of the Credit Agreement, the credit spread adjustment applicable to Term SOFR loans is a flat 0.10% per annum across all applicable interest periods instead of a varying credit spread adjustment across the same interest periods ranging from 0.11448% to 0.42826%.

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

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2022 and 2021, is shown in the following tables:

Three Months Ended		Intercompany	Reported	Segment
September 30, 2022	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$595,696	$(94,644)	$501,052	$133,393
Southern	479,758	(51,392)	428,366	130,668
Western	428,271	(42,792)	385,479	115,701
Central	364,470	(41,813)	322,657	116,337
Canada	270,041	(27,727)	242,314	87,910
Corporate(a)	—	—	—	(11,657)
	$2,138,236	$(258,368)	$1,879,868	$572,352

Three Months Ended		Intercompany	Reported	Segment
September 30, 2021	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$470,637	$(74,408)	$396,229	$106,908
Southern	418,917	(47,959)	370,958	99,612
Western	371,846	(39,826)	332,020	108,280
Central	310,551	(36,869)	273,682	95,026
Canada	251,897	(27,618)	224,279	92,275
Corporate(a)	—	—	—	(6,551)
	$1,823,848	$(226,680)	$1,597,168	$495,550

Nine Months Ended		Intercompany	Reported	Segment
September 30, 2022	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$1,664,120	$(262,733)	$1,401,387	$367,223
Southern	1,375,785	(143,891)	1,231,894	363,785
Western	1,222,412	(129,300)	1,093,112	331,049
Central	1,022,470	(113,709)	908,761	317,397
Canada	789,531	(82,127)	707,404	265,402
Corporate(a)	—	—	—	(19,042)
	$6,074,318	$(731,760)	$5,342,558	$1,625,814

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Nine Months Ended		Intercompany	Reported	Segment
September 30, 2021	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$1,310,265	$(207,958)	$1,102,307	$295,411
Southern	1,214,798	(142,342)	1,072,456	291,964
Western	1,056,482	(113,669)	942,813	301,507
Central	882,159	(106,246)	775,913	268,952
Canada	711,281	(77,728)	633,553	254,857
Corporate(a)	—	—	—	(13,743)
	$5,174,985	$(647,943)	$4,527,042	$1,398,948

____________________

(a)	The majority of Corporate expenses are allocated to the five operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the five operating segments and comprise the net EBITDA of the Company’s Corporate segment for the periods presented.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

Total assets for each of the Company’s reportable segments at September 30, 2022 and December 31, 2021, were as follows:

	September 30,	December 31,
	2022	2021
Eastern	$4,076,614	$3,652,311
Southern	3,718,418	3,513,355
Western	2,542,731	2,260,222
Central	2,680,170	2,332,564
Canada	2,557,822	2,513,608
Corporate	554,913	427,864
Total Assets	$16,130,668	$14,699,924

The following tables show changes in goodwill during the nine months ended September 30, 2022 and 2021, by reportable segment:

	Eastern	Southern	Western	Central	Canada	Total
Balance as of December 31, 2021	$1,607,723	$1,588,467	$539,732	$892,209	$1,559,512	$6,187,643
Goodwill acquired	182,697	83,970	8,060	73,788	167,926	516,441
Impact of changes in foreign currency	—	—	—	—	(129,224)	(129,224)
Balance as of September 30, 2022	$1,790,420	$1,672,437	$547,792	$965,997	$1,598,214	$6,574,860

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

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Eastern segment EBITDA	$133,393	$106,908	$367,223	$295,411
Southern segment EBITDA	130,668	99,612	363,785	291,964
Western segment EBITDA	115,701	108,280	331,049	301,507
Central segment EBITDA	116,337	95,026	317,397	268,952
Canada segment EBITDA	87,910	92,275	265,402	254,857
Subtotal reportable segments	584,009	502,101	1,644,856	1,412,691
Unallocated corporate overhead	(11,657)	(6,551)	(19,042)	(13,743)
Depreciation	(193,287)	(171,965)	(562,174)	(498,588)
Amortization of intangibles	(38,859)	(35,337)	(113,956)	(100,237)
Impairments and other operating items	(13,438)	(3,104)	(19,467)	(9,819)
Interest expense	(51,161)	(40,418)	(137,565)	(124,171)
Interest income	1,784	495	2,574	2,342
Other income (expense), net	8,487	3,140	2,373	5,452
Loss on early extinguishment of debt	—	(115,288)	—	(115,288)
Income before income tax provision	$285,878	$133,073	$797,599	$558,639

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at September 30, 2022 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At September 30, 2022, the Company’s derivative instruments included five interest rate swap agreements as follows:

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid*	Received	Effective Date	Expiration Date
August 2017	$200,000	2.200%	1-month LIBOR	October 2020	October 2025
August 2017	$150,000	1.950%	1-month LIBOR	February 2020	February 2023
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025
June 2018	$200,000	2.925%	1-month LIBOR	October 2020	October 2025
December 2018	$200,000	2.850%	1-month LIBOR	July 2022	July 2027

____________________

* Plus applicable margin.

The fair values of derivative instruments designated as cash flow hedges as of September 30, 2022, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$14,000	Accrued liabilities	$—
	Other assets, net	19,231
Total derivatives designated as cash flow hedges		$33,231		$—

____________________

(a)Represents the estimated amount of the existing unrealized gains on interest rate swaps as of September 30, 2022 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

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

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three and nine months ended September 30, 2022 and 2021:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2022	2021		2022	2021
Interest rate swaps	$20,344	$(295)	Interest expense	$697	$3,780

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021		2022	2021
Interest rate swaps	$55,102	$10,349	Interest expense	$6,868	$11,025

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

13.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of September 30, 2022 and December 31, 2021, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of September 30, 2022 and December 31, 2021, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of September 30, 2022 and December 31, 2021, are as follows:

	Carrying Value at		Fair Value (a) at
	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021
4.25% Senior Notes due 2028	$500,000	$500,000	$473,200	$561,350
3.50% Senior Notes due 2029	$500,000	$500,000	$449,150	$539,500
2.60% Senior Notes due 2030	$600,000	$600,000	$501,840	$610,440
2.20% Senior Notes due 2032	$650,000	$650,000	$505,570	$637,065
3.20% Senior Notes due 2032	$500,000	$—	$419,400	$—
4.20% Senior Notes due 2033	$750,000	$—	$679,725	$—
3.05% Senior Notes due 2050	$500,000	$500,000	$334,000	$496,350
2.95% Senior Notes due 2052	$850,000	$850,000	$551,225	$828,580

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

14.NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$236,912	$114,381	$641,310	$451,736
Denominator:
Basic shares outstanding	257,197,010	260,550,774	257,438,756	261,372,827
Dilutive effect of equity-based awards	694,625	594,446	621,995	506,927
Diluted shares outstanding	257,891,635	261,145,220	258,060,751	261,879,754

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At September 30, 2022 and December 31, 2021, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash is valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash measured at fair value is invested primarily in money market accounts, bank time deposits and U.S. government and agency securities. The Company’s restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted investments measured at fair value are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, were as follows:

	Fair Value Measurement at September 30, 2022 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$33,231	$—	$33,231	$—
Restricted cash	$108,194	$108,194	$—	$—
Restricted investments	$54,811	$—	$54,811	$—
Contingent consideration	$(85,763)	$—	$—	$(85,763)

	Fair Value Measurement at December 31, 2021 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net liability position	$(51,081)	$—	$(51,081)	$—
Restricted cash	$72,174	$72,174	$—	$—
Restricted investments	$58,797	$—	$58,797	$—
Contingent consideration	$(94,308)	$—	$—	$(94,308)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$94,308	$71,736
Contingent consideration recorded at acquisition date	6,543	2,512
Payment of contingent consideration recorded at acquisition date	(12,114)	(7,998)
Payment of contingent consideration recorded in earnings	(2,982)	(520)
Adjustments to contingent consideration	(1,030)	89
Interest accretion expense	1,073	1,147
Foreign currency translation adjustment	(35)	(15)
Ending balance	$85,763	$66,951

16.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30, 2022
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$948	$(251)	$697
Changes in fair value of interest rate swaps	27,679	(7,335)	20,344
Foreign currency translation adjustment	(145,955)	—	(145,955)
	$(117,328)	$(7,586)	$(124,914)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Three Months Ended September 30, 2021
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$5,143	$(1,363)	$3,780
Changes in fair value of interest rate swaps	(401)	106	(295)
Foreign currency translation adjustment	(64,197)	—	(64,197)
	$(59,455)	$(1,257)	$(60,712)

	Nine Months Ended September 30, 2022
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$9,344	$(2,476)	$6,868
Changes in fair value of interest rate swaps	74,969	(19,867)	55,102
Foreign currency translation adjustment	(185,030)	—	(185,030)
	$(100,717)	$(22,343)	$(123,060)

	Nine Months Ended September 30, 2021
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$15,000	$(3,975)	$11,025
Changes in fair value of interest rate swaps	14,081	(3,732)	10,349
Foreign currency translation adjustment	(3,170)	—	(3,170)
	$25,911	$(7,707)	$18,204

A rollforward of the amounts included in AOCIL, net of taxes, for the nine months ended September 30, 2022 and 2021, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2021	$(37,544)	$77,128	$39,584
Amounts reclassified into earnings	6,868	—	6,868
Changes in fair value	55,102	—	55,102
Foreign currency translation adjustment	—	(185,030)	(185,030)
Balance at September 30, 2022	$24,426	$(107,902)	$(83,476)

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2020	$(69,596)	$68,945	$(651)
Amounts reclassified into earnings	11,025	—	11,025
Changes in fair value	10,349	—	10,349
Foreign currency translation adjustment	—	(3,170)	(3,170)
Balance at September 30, 2021	$(48,222)	$65,775	$17,553

See Note 12 for further discussion on the Company’s derivative instruments.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

17.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the nine-month period ended September 30, 2022, is presented below:

Unvested Shares
Outstanding at December 31, 2021	861,695
Granted	463,457
Forfeited	(53,579)
Vested and issued	(317,363)
Outstanding at September 30, 2022	954,210

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the nine-month period ended September 30, 2022 was $120.55.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At September 30, 2022 and 2021, the Company had 81,352 and 100,861 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the nine-month period ended September 30, 2022, is presented below:

Unvested Shares
Outstanding at December 31, 2021	392,043
Granted	95,038
Forfeited	(87,554)
Vested and issued	(57,677)
Outstanding at September 30, 2022	341,850

During the nine months ended September 30, 2022, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2024. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the nine-month period ended September 30, 2022 was $117.94.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the nine-month period ended September 30, 2022, is presented below:

Vested Shares
Outstanding at December 31, 2021	24,442
Granted	2,094
Outstanding at September 30, 2022	26,536

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the nine-month period ended September 30, 2022 was $121.00.

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste RSUs during the nine-month period ended September 30, 2022, is presented below:

Outstanding at December 31, 2021	63,032
Cash settled	(5,203)
Outstanding at September 30, 2022	57,829

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  All remaining RSUs were vested as of March 31, 2019.

Share-Based Options

Share-based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share-based options during the nine-month period ended September 30, 2022, is presented below:

Outstanding at December 31, 2021	45,869
Cash settled	(2,299)
Outstanding at September 30, 2022	43,570

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

each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period, provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the Toronto Stock Exchange (the “TSX”) over the final five trading days of such offering period. The maximum number of shares that may be issued under the ESPP is 1,000,000.  Under the ESPP, employees purchased 26,582 of the Company’s common shares for $3,271 during the nine months ended September 30, 2022.

Normal Course Issuer Bid

On July 26, 2022, the Board of Directors of the Company approved, subject to receipt of regulatory approvals, the annual renewal of the Company’s normal course issuer bid (the “NCIB”) to purchase up to 12,859,066 of the Company’s common shares during the period of August 10, 2022 to August 9, 2023 or until such earlier time as the NCIB is completed or terminated at the option of the Company. The renewal followed the conclusion of the Company’s NCIB that expired August 9, 2022. The Company received TSX approval for its annual renewal of the NCIB on August 8, 2022.  Under the NCIB, the Company may make share repurchases only in the open market, including on the New York Stock Exchange (the “NYSE”), the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems is limited to a maximum of 85,956 common shares, which represents 25% of the average daily trading volume on the TSX of 343,825 common shares for the period from February 1, 2022 to July 31, 2022. The TSX rules also allow the Company to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE will be 25% of the average daily trading volume for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases.

The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including the Company’s capital structure, the market price of the common shares and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase.

For the nine months ended September 30, 2022, the Company repurchased 3,388,155 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $424,999.  During the nine months ended September 30, 2021, the Company repurchased 2,745,990 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $305,640.  As of September 30, 2022, the remaining maximum number of shares available for repurchase under the current NCIB was 12,859,066.

Cash Dividend

In October 2021, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.025, from $0.205 to $0.23 per Company common share. Cash dividends of $177,710 and $160,754 were paid during the nine months ended September 30, 2022 and 2021, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of September 30, 2022, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

Following extensive litigation in 2018 and 2019 on the permissible scope of CCL’s challenge, full briefing occurred, and oral argument was held on June 22, 2020 on six of CCL’s causes of action. The Superior Court issued its decision on July 2, 2020, granting CCL’s petition for writ of mandate in part and denying it in part. CCL prevailed with respect to 12 of the challenged conditions, many of which imposed new fees and exactions on the Landfill.  On October 11, 2022, CCL

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

and the County entered into a settlement agreement that requires Chiquita to file a CUP modification application with the County embodying the terms of the settlement agreement.  If the CUP modification application is approved by the County and certain other contingencies are satisfied, Chiquita will dismiss this lawsuit.  However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

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

On January 12, 2018, CCL filed an appeal of the alleged violations in the NOV.  Subsequently, CCL filed additional legal arguments and exhibits contesting the NOV.  On March 6, 2018, a DRP employee designated as hearing officer sustained the NOV, including the $11,600 B&T fee, and imposed an administrative penalty in the amount of $83 and a noncompliance fee of $0.75. A written decision memorializing the hearing officer’s findings and order was issued on July 10, 2018.  On April 13, 2018, CCL filed in the Superior Court of California, County of Los Angeles a Petition for Writ of Administrative Mandamus against the County seeking to overturn the decision sustaining the NOV, contending that the NOV and decision are not supported by the facts or law.  On July 17, 2018, the Court granted CCL leave to pay the $11,600 B&T fee and to amend its Complaint in the CUP lawsuit to reflect the payment under protest, allowing the challenge to the B&T fee under the Mitigation Fee Act to proceed in the CUP lawsuit.  CCL paid the B&T fee under protest on August 10, 2018, and also paid on that date the administrative penalty of $83 and a noncompliance fee of $0.75. The Court indicated that the NOV case would be coordinated with the CUP lawsuit.  On October 11, 2022, CCL and the County entered into a settlement agreement, described above under paragraph A.  If the CUP modification application is approved by the County and certain other contingencies are satisfied, Chiquita will dismiss this lawsuit.  However, at this point, the Company is not able to determine the likelihood of any outcome in this matter.

19.SUBSEQUENT EVENTS

On November 2, 2022, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.025, from $0.23 to $0.255 per Company common share, and then declared a regular quarterly cash dividend of $0.255 per Company common share. The dividend will be paid on December 1, 2022, to shareholders of record on the close of business on November 16, 2022.

See Note 10 for a discussion of the Term Loan Agreement and Amendment No. 1 to the Company’s Second Amended and Restated Revolving Credit and Term Loan Agreement, both of which became effective on October 31, 2022.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We make statements in this Quarterly Report on Form 10-Q that are forward-looking in nature.  These include:

●	Statements regarding our landfills, including capacity, duration, special projects, demand for and pricing of recyclables, landfill alternatives and related capital expenditures;
●	Discussion of competition, loss of contracts, price increases and additional exclusive and/or long-term collection service arrangements;
●	Forecasts of cash flows necessary for operations and free cash flow to reduce leverage as well as our ability to draw on our credit facility and access the capital markets to refinance or expand;
●	Statements regarding our ability to access capital resources or credit markets at all or on favorable terms;
●	Plans for, and the amounts of, certain capital expenditures for our existing and newly acquired properties and equipment;
●	Statements regarding fuel, oil and natural gas demand, prices, and price volatility;
●	Assessments of regulatory developments and potential changes in environmental, health, safety and tax laws and regulations; and
●	Other statements on a variety of topics such as the coronavirus disease 2019 (“COVID-19”) pandemic, inflation, credit risk of customers, seasonality, labor/pension costs and labor union activity, operational and safety risks, acquisitions, litigation results, goodwill impairments, insurance costs and cybersecurity threats.

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

Environmental, organizational and financial sustainability initiatives have been key components of our success since we were founded in 1997.  We remain committed to growing and expanding these efforts as our industry and technology continue to evolve. To that end, in 2020, we introduced long-term, aspirational ESG targets and committed over $500 million for investments to meet or exceed such sustainability targets. These investments primarily focus on reducing emissions, increasing resource recovery of both recyclable commodities and clean energy fuels, reducing reliance on off-site disposal for landfill leachate, further improving safety through reduced incidents and enhancing employee engagement through improved voluntary turnover and Servant Leadership scores.  Our 2022 Sustainability Report provides progress updates on its targets and investments towards their achievement. This report can be found at www.wasteconnections.com/sustainability but does not constitute a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q.

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

Since the onset of the COVID-19 pandemic, protecting the health, welfare and safety of our employees has been our top priority. Recognizing the potential for financial hardship and other challenges, we have looked to provide a safety net for our employees on issues of income and family health. To that end, since the onset of the pandemic through year-end 2021, we incurred over $40 million in incremental COVID-19-related costs, primarily supplemental pay for frontline employees. Through the nine months ended September 30, 2022, we have continued to provide support for our employees and their families, including approximately $10 million in supplemental pay and benefits due to surges in cases related to certain variants of COVID-19.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Revenues	$1,879,868	100.0%	$1,597,168	100.0%	$5,342,558	100.0%	$4,527,042	100.0%
Cost of operations	1,120,629	59.6	946,098	59.2	3,198,039	59.9	2,673,209	59.1
Selling, general and administrative	186,887	9.9	155,520	9.7	518,705	9.7	454,885	10.0
Depreciation	193,287	10.3	171,965	10.8	562,174	10.5	498,588	11.0
Amortization of intangibles	38,859	2.1	35,337	2.2	113,956	2.1	100,237	2.2
Impairments and other operating items	13,438	0.7	3,104	0.2	19,467	0.4	9,819	0.2
Operating income	326,768	17.4	285,144	17.9	930,217	17.4	790,304	17.5

Interest expense	(51,161)	(2.7)	(40,418)	(2.5)	(137,565)	(2.6)	(124,171)	(2.7)
Interest income	1,784	0.1	495	0.0	2,574	0.1	2,342	0.0
Other income (expense), net	8,487	0.4	3,140	0.2	2,373	0.0	5,452	0.1
Loss on early extinguishment of debt	—	—	(115,288)	(7.2)	—	—	(115,288)	(2.6)
Income tax provision	(48,753)	(2.6)	(18,419)	(1.2)	(155,899)	(2.9)	(106,578)	(2.3)
Net income	237,125	12.6	114,654	7.2	641,700	12.0	452,061	10.0
Net loss (income) attributable to noncontrolling interests	(213)	(0.0)	(273)	(0.0)	(390)	(0.0)	(325)	(0.0)
Net income attributable to Waste Connections	$236,912	12.6%	$114,381	7.2%	$641,310	12.0%	$451,736	10.0%

Revenues.  Total revenues increased $282.7 million, or 17.7%, to $1.880 billion for the three months ended September 30, 2022, from $1.597 billion for the three months ended September 30, 2021. Total revenues increased $815.5 million, or 18.0%, to $5.343 billion for the nine months ended September 30, 2022, from $4.527 billion for the nine months ended September 30, 2021.

Acquisitions closed during, or subsequent to, the comparable periods increased revenues for the three and nine months ended September 30, 2022 by $154.1 million and $410.6 million, respectively.

Operations that were divested subsequent to September 30, 2021 decreased revenues for the three and nine months ended September 30, 2022 by $3.4 million and $8.6 million, respectively.

During the three months ended September 30, 2022, the net increase in prices charged to our customers at our existing operations was $154.2 million, consisting of $126.3 million of core price increases and surcharges of $27.9 million.  During the nine months ended September 30, 2022, the net increase in prices charged to our customers at our existing operations was $376.9 million, consisting of $315.3 million of core price increases and surcharges of $61.6 million.

During the three months ended September 30, 2022, we recognized volume losses totaling $22.3 million, which were comprised of $14.5 million of declines primarily associated with the nonrenewal of two residential collection contracts subsequent to September 30, 2021 and $7.8 million of declines primarily attributable to decreases in landfill disposal volumes, partially offset by increases in roll off collection. During the nine months ended September 30, 2022, we recognized volume losses totaling $24.3 million, which was comprised of $39.2 million of declines associated with the aforementioned residential collection contracts, partially offset by $14.9 million of increases primarily attributable to commercial and roll off collection.

E&P waste revenues at facilities owned during the three and nine months ended September 30, 2022 and 2021 increased $19.3 million and $55.7 million, respectively, due to increases in overall demand for our E&P waste services resulting from higher demand for crude oil contributing to increases in drilling and production activity levels.

Revenues from sales of recyclable commodities at facilities owned during the three and nine months ended September 30, 2022 and 2021 decreased $19.5 million and $0.3 million, respectively.  Prices for old corrugated cardboard, aluminum, plastics and other paper products increased from the prior period during the six months ended June 30, 2022 before declining during the three months ended September 30, 2022. The impact of lower prices on revenues from sales of recyclable commodities was partially offset by the impact of recognizing certain recyclable commodity sales gross of selling and processing expenses.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues for the three and nine months ended September 30, 2022 of $7.8 million and $16.2 million, respectively. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues during the three months ended September 30, 2022 and 2021 were 0.7660 and 0.7936, respectively. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues during the nine months ended September 30, 2022 and 2021 were 0.7792 and 0.7996, respectively.

Other revenues increased $8.1 million during the three months ended September 30, 2022, due primarily to a $3.6 million increase in intermodal revenues due primarily to reductions in shipping port logistical constraints which decreased intermodal cargo volumes in the prior year period, a $3.5 million increase in landfill gas revenue resulting from increased volumes generated and higher prices for renewable energy credits and a $1.0 million increase in other non-core revenue sources.  Other revenues increased $21.7 million during the nine months ended September 30, 2022, due primarily to a $9.6 million increase in landfill gas revenues and renewable energy credits, an $8.2 million increase in intermodal revenues and a $3.9 million increase in other non-core revenue sources.

Cost of Operations.  Total cost of operations increased $174.5 million, or 18.4%, to $1.121 billion for the three months ended September 30, 2022, from $946.1 million for the three months ended September 30, 2021. The increase was primarily the result of $101.8 million of additional operating costs from acquisitions closed during, or subsequent to, the three months ended September 30, 2021 and an increase in operating costs at our existing operations of $79.1 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $4.0 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $2.4 million from operations divested subsequent to the three months ended September 30, 2021.

The increase in operating costs of $79.1 million, assuming foreign currency parity, at our existing operations for the three months ended September 30, 2022 consisted of an increase in labor and recurring incentive compensation expenses of $24.0 million due primarily to employee pay increases, an increase in fuel expense of $16.8 million due to higher diesel and natural gas prices, an increase in third-party trucking and transportation expenses of $15.2 million due primarily to higher rates charged by third-party providers, an increase in truck, container, equipment and facility maintenance and repair expenses of $7.6 million due primarily to increased collection routes and equipment operating hours and parts and service rate increases, an increase in expenses for purchasing and processing recyclable commodities of $4.3 million due to processing expenses charged by third parties increasing as recyclable commodity values decline in certain of our regulated operating markets and the impact of recognizing certain recyclable commodity sales gross of selling and processing expenses, an increase in third-party disposal expenses of $4.0 million due primarily to disposal rate increases and higher roll off collection volumes, an increase in intermodal rail expenses of $2.0 million due to higher cargo volumes, an increase in subcontracted hauling services at our solid waste operations of $1.6 million due to higher costs charged by third-party providers, an increase in taxes on revenues of $1.2 million due primarily to increased revenues and $2.4 million of other net expense increases.

Total cost of operations increased $524.8 million, or 19.6%, to $3.198 billion for the nine months ended September 30, 2022, from $2.673 billion for the nine months ended September 30, 2021. The increase was primarily the result of $271.5 million of additional operating costs from acquisitions closed during, or subsequent to, the nine months ended September 30, 2021 and an increase in operating costs at our existing operations of $268.4 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $8.4 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $6.7 million from operations divested subsequent to the nine months ended September 30, 2021.

The increase in operating costs of $268.4 million, assuming foreign currency parity, at our existing operations for the nine months ended September 30, 2022 consisted of an increase in labor and recurring incentive compensation expenses of $71.0 million due primarily to employee pay increases, an increase in fuel expense of $57.4 million due to higher diesel and natural gas prices, an increase in third-party trucking and transportation expenses of $40.6 million due primarily to increased landfill special waste volumes requiring trucking and transportation services to our landfills and higher rates charged by third-party providers, an increase in truck, container, equipment and facility maintenance and repair expenses of $31.5 million due primarily to increased collection routes and equipment operating hours and parts and service rate increases, an increase in third-party disposal expenses of $18.5 million due primarily to increased solid waste collection volumes, an increase in expenses for purchasing and processing recyclable commodities of $11.4 million due to processing expenses charged by third parties increasing as recyclable commodity values decline in certain of our regulated operating markets and the impact of recognizing certain recyclable commodity sales gross of selling and processing expenses, an increase in supplemental compensation to non-management personnel of $9.0 million to provide financial assistance associated with the impact of the COVID-19 pandemic, an increase in taxes on revenues of $7.4 million due primarily to increased revenues, an increase in intermodal rail expenses of $4.2 million due to higher cargo volumes, an increase in subcontracted hauling services at our solid waste operations of $3.3 million due to higher costs charged by third-party providers, an increase in leachate expense of $2.8 million due primarily to higher precipitation in certain markets where our landfills are located and higher costs charged by third parties to transport and treat leachate, an increase in landfill maintenance, environmental compliance and daily cover expenses of $1.7 million due to increased compliance requirements under our landfill operating permits, an increase in expenses for auto and workers’ compensation claims of $1.5 million due primarily to increased claim severity, an increase in 401(k) matching expenses of $1.5 million due to higher employee earnings and $6.6 million of other net expense increases.

Cost of operations as a percentage of revenues increased 0.4 percentage points to 59.6% for the three months ended September 30, 2022, from 59.2% for the three months ended September 30, 2021. The increase as a percentage of revenues consisted of a 0.8 percentage point increase from higher diesel and natural gas expenses, a 0.6 percentage point increase from higher third-party trucking and transportation expenses and a 0.6 percentage point increase from acquisitions closed during, or subsequent to, the three months ended September 30, 2021 having operating margins lower than our company average, partially offset by a combined 1.4 percentage point decrease from disposal, taxes on revenues, labor and repairs and maintenance due to price-driven revenue increases and a 0.2 percentage point decrease from all other net changes.

Cost of operations as a percentage of revenues increased 0.8 percentage points to 59.9% for the nine months ended September 30, 2022, from 59.1% for the nine months ended September 30, 2021. The increase as a percentage of revenues consisted of a 0.8 percentage point increase from higher fuel expense, a 0.5 percentage point increase from higher third-party trucking and transportation expenses, a 0.5 percentage point increase from acquisitions closed during, or subsequent to, the nine months ended September 30, 2021 having operating margins lower than our company average and a 0.2 percentage point increase from supplemental compensation to provide financial assistance associated with the impact of the COVID-19 pandemic, partially offset by a combined 1.2 percentage point decrease from disposal, taxes on revenues, labor and employee benefits due to price-driven revenue increases.

SG&A.  SG&A expenses increased $31.4 million, or 20.2%, to $186.9 million for the three months ended September 30, 2022, from $155.5 million for the three months ended September 30, 2021. The increase was comprised of an increase of $21.7 million, assuming foreign currency parity, at our existing operations and $10.7 million from acquisitions closed during, or subsequent to, the three months ended September 30, 2021, partially offset by a decrease of $0.7 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $0.3 million from operations divested subsequent to the three months ended September 30, 2021.

The increase in SG&A expenses at our existing operations of $21.7 million, assuming foreign currency parity, for the three months ended September 30, 2022 was comprised of a collective increase in travel, meetings, training and community activity expenses of $6.6 million due to increased travel and social gatherings in the current year period due to a reduction in restrictions associated with the COVID-19 pandemic, an increase in direct acquisition expenses of $4.8 million due to an increase in acquisition activity in the current period, an increase in administrative payroll expenses of $4.7 million due primarily to annual pay increases, an increase in equity-based compensation expenses of $3.3 million associated with our annual recurring grant of restricted share units to our personnel, an increase in software license fees of $1.2 million associated with new information technology applications and an increase in professional fees of $1.1 million due primarily to increased legal services.

SG&A expenses increased $63.8 million, or 14.0%, to $518.7 million for the nine months ended September 30, 2022, from $454.9 million for the nine months ended September 30, 2021. The increase was comprised of an increase of $36.2 million, assuming foreign currency parity, at our existing operations and $29.9 million from acquisitions closed during, or subsequent to, the nine months ended September 30, 2021, partially offset by a decrease of $1.4 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $0.9 million from operations divested subsequent to the nine months ended September 30, 2021.

The increase in SG&A expenses at our existing operations of $36.2 million, assuming foreign currency parity, for the nine months ended September 30, 2022 was comprised of a collective increase in travel, meetings, training and community activity expenses of $19.8 million due to increased travel and social gatherings in the current year period due to a reduction in restrictions associated with the COVID-19 pandemic, an increase in direct acquisition expenses of $12.5 million due to an increase in acquisition activity in the current period, an increase in administrative payroll expenses of $10.8 million due primarily to annual pay increases, an increase in equity-based compensation expenses of $6.0 million associated with our annual recurring grant of restricted share units to our personnel, an increase in professional fees of $2.8 million due primarily to increased legal services, an increase in software license fees of $2.3 million associated with new information technology applications, an increase of $0.8 million resulting from the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of the COVID-19 pandemic and $1.3 million of other net expense increases, partially offset by a decrease in deferred compensation expenses of $9.7 million as a result of decreases in the market value of investments to which employee deferred compensation liability balances are tracked, a decrease of $5.2 million in equity-based compensation expenses associated with the prior year period including  adjustments to increase the fair value of our common shares held in our deferred compensation plan by certain key executives as a result of the shares being exchanged for other investment options, a decrease in accrued recurring cash incentive compensation expense to our management of $3.1 million and a decrease in equity-based compensation expenses of $2.1 million associated with changes in our share price resulting in fair value measurement decreases to equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016, which are subject to valuation adjustments each period.

SG&A expenses as a percentage of revenues increased 0.2 percentage points to 9.9% for the three months ended September 30, 2022, from 9.7% for the three months ended September 30, 2021. The increase as a percentage of revenues was primarily attributable to increased travel, meetings, training and community activity expenses and higher direct acquisition expenses, partially offset by the impact of price-driven revenue increases in our solid waste services and acquisitions closed during, or subsequent to, the three months ended September 30, 2021 having lower SG&A expenses as a percentage of revenues than our company average.

SG&A expenses as a percentage of revenues decreased 0.3 percentage points to 9.7% for the nine months ended September 30, 2022, from 10.0% for the nine months ended September 30, 2021. The decrease as a percentage of revenues was primarily attributable to lower equity compensation expenses, lower cash incentive compensation expense, lower deferred compensation expense, acquisitions closed during, or subsequent to, the nine months ended September 30, 2021 having lower SG&A expenses as a percentage of revenues than our company average and the impact of price-driven revenue increases in our solid waste services, partially offset by increased travel, meetings, training and community activity expenses and higher direct acquisition expenses.

Depreciation.  Depreciation expense increased $21.3 million, or 12.4%, to $193.3 million for the three months ended September 30, 2022, from $172.0 million for the three months ended September 30, 2021. The increase was comprised of an increase in depreciation and depletion expense of $16.5 million from acquisitions closed during, or subsequent to, the three months ended September 30, 2021 and an increase in depreciation expense of $7.7 million from the impact of additions to our fleet and equipment purchased to support our existing operations, partially offset by a decrease in depletion expense of $1.3 million resulting primarily from non-recurring charges recorded in the prior year period to adjust landfill closure liabilities, a decrease in depreciation and depletion expense of $0.8 million from operations divested subsequent to the three months ended September 30, 2021 and a decrease of $0.8 million resulting from a lower average foreign currency exchange rate in effect during the current period.

Depreciation expense increased $63.6 million, or 12.8%, to $562.2 million for the nine months ended September 30, 2022, from $498.6 million for the nine months ended September 30, 2021. The increase was comprised of an increase in depreciation and depletion expense of $41.9 million from acquisitions closed during, or subsequent to, the nine months ended September 30, 2021, an increase in depreciation expense of $19.0 million from the impact of additions to our fleet and equipment purchased to support our existing operations and an increase in depletion expense of $6.9 million resulting from increased landfill special waste and E&P volumes and higher landfill development costs increasing our per ton landfill depletion rates, partially offset by a decrease in depreciation and depletion expense of $2.5 million from operations divested subsequent to the nine months ended September 30, 2021 and a decrease of $1.7 million resulting from a lower average foreign currency exchange rate in effect during the current period.

Depreciation expense as a percentage of revenues decreased 0.5 percentage points to 10.3% for the three months ended September 30, 2022, from 10.8% for the three months ended September 30, 2021. Depreciation expense as a percentage of revenues decreased 0.5 percentage points to 10.5% for the nine months ended September 30, 2022, from 11.0% for the nine months ended September 30, 2021. The decreases as a percentage of revenues were primarily attributable to the impact of price-driven revenue increases in our solid waste services.

Amortization of Intangibles.  Amortization of intangibles expense increased $3.6 million, or 10.0%, to $38.9 million for the three months ended September 30, 2022, from $35.3 million for the three months ended September 30, 2021. The increase was the result of $9.7 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended September 30, 2021, partially offset by a decrease of $5.9 million from certain intangible assets becoming fully amortized subsequent to September 30, 2021 and a decrease of $0.2 million resulting from a lower average foreign currency exchange rate in effect during the current period.

Amortization of intangibles expense increased $13.8 million, or 13.7%, to $114.0 million for the nine months ended September 30, 2022, from $100.2 million for the nine months ended September 30, 2021. The increase was the result of $28.7 million from intangible assets acquired in acquisitions closed during, or subsequent to, the nine months ended September 30, 2021, partially offset by a decrease of $14.5 million from certain intangible assets becoming fully amortized subsequent to September 30, 2021 and a decrease of $0.4 million resulting from a lower average foreign currency exchange rate in effect during the current period.

Amortization of intangibles expense as a percentage of revenues was 2.2% for the three and nine months ended September 30, 2021 and 2.1% for the three and nine months ended September 30, 2022. The decrease was attributable to the impact of price-driven revenue increases in our solid waste services.

Impairments and Other Operating Items.  Impairments and other operating items increased $10.3 million, to net losses totaling $13.4 million for the three months ended September 30, 2022, from net losses totaling $3.1 million for the three months ended September 30, 2021.

The net losses of $13.4 million recorded during the three months ended September 30, 2022 consisted of an $8.4 million lawsuit judgment accrual and $5.5 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date, partially offset by $0.5 million of other net credits.

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

Impairments and other operating items increased $9.7 million, to net losses totaling $19.5 million for the nine months ended September 30, 2022, from net losses totaling $9.8 million for the nine months ended September 30, 2021.

The net losses of $19.5 million recorded during the nine months ended September 30, 2022 consisted of $10.5 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date, an $8.4 million lawsuit judgment accrual and $0.6 million of other net charges.

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

Operating Income.  Operating income increased $41.7 million, or 14.6%, to $326.8 million for the three months ended September 30, 2022, from $285.1 million for the three months ended September 30, 2021.

The increase in our operating income for the three months ended September 30, 2022 was due primarily to price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the three months ended September 30, 2021 and an increase in earnings at our E&P waste operations.

Operating income increased $139.9 million, or 17.7%, to $930.2 million for the nine months ended September 30, 2022, from $790.3 million for the nine months ended September 30, 2021.

The increase in our operating income for the nine months ended September 30, 2022 was due primarily to price increases for our solid waste services, operating income contributions from increased sales of renewable energy credits associated with the generation of landfill gas, operating income generated from acquisitions closed during, or subsequent to, the nine months ended September 30, 2021 and an increase in earnings at our E&P waste operations.

Operating income as a percentage of revenues decreased 0.5 percentage points to 17.4% for the three months ended September 30, 2022, from 17.9% for the three months ended September 30, 2021. The decrease in operating income as a percentage of revenues was comprised of a 0.4 percentage point increase in cost of operations, a 0.5 percentage point increase in impairments and other operating items and a 0.2 percentage point increase in SG&A expense, partially offset by a 0.5 percentage point decrease in depreciation expense and a 0.1 percentage point decrease in amortization expense.

Operating income as a percentage of revenues decreased 0.1 percentage points to 17.4% for the nine months ended September 30, 2022, from 17.5% for the nine months ended September 30, 2021.  The decrease in operating income as a percentage of revenues was comprised of a 0.8 percentage point increase in cost of operations and a 0.2 percentage point increase in impairments and other operating items, partially offset by a 0.5 percentage point decrease in depreciation expense, a 0.3 percentage point decrease in SG&A expense and a 0.1 percentage point decrease in amortization expense.

Interest Expense.  Interest expense increased $10.8 million, or 26.6%, to $51.2 million for the three months ended September 30, 2022, from $40.4 million for the three months ended September 30, 2021. The increase was primarily attributable to an increase of $16.5 million from the issuance of $2.75 billion of senior unsecured notes during, or subsequent to, the three months ended September 30, 2021, an increase of $4.0 million from higher interest rates on borrowings outstanding under our Credit Agreement and an increase of $0.9 million due to an increase in the average borrowings outstanding under our Credit Agreement, partially offset by a decrease of $10.5 million from the repayment of $1.5 billion of senior unsecured notes in September 2021 and $0.1 million of other net decreases.

Interest expense increased $13.4 million, or 10.8%, to $137.6 million for the nine months ended September 30, 2022, from $124.2 million for the nine months ended September 30, 2021. The increase was primarily attributable to an increase of $41.5 million from the issuance of $2.75 billion of senior unsecured notes during, or subsequent to, the nine months ended September 30, 2021, an increase of $6.2 million due to an increase in the average borrowings outstanding under our Credit Agreement and an increase of $3.6 million from higher interest rates on borrowings outstanding under our Credit Agreement, partially offset by a decrease of $37.1 million from the repayment of $1.75 billion of senior unsecured notes during the nine months ended September 30, 2021 and $0.8 million of other net decreases.

Other Income.  Other income increased $5.4 million, to $8.5 million for the three months ended September 30, 2022, from $3.1 million for the three months ended September 30, 2021. Other income decreased $3.1 million, to $2.4 million for the nine months ended September 30, 2022, from $5.5 million for the nine months ended September 30, 2021.

Other income of $8.5 million recorded during the three months ended September 30, 2022 consisted of income from transactions primarily as a result of the impact from changes in foreign currency exchange rates on certain debt of $6.0 million and $2.5 million of other income.

Other income of $3.1 million recorded during the three months ended September 30, 2021 consisted of $2.0 million of adjustments to certain current assets acquired in prior period acquisitions and a $1.1 million increase in other income.

Other income of $2.4 million recorded during the nine months ended September 30, 2022 consisted of income from transactions primarily as a result of the impact from changes in foreign currency exchange rates on certain debt of $7.9 million and $0.7 million of other income, partially offset by $6.2 million from a decline in the value of investments purchased to fund our employee deferred compensation obligations.

Other income of $5.5 million recorded during the nine months ended September 30, 2021 consisted of $2.0 million of income earned on investments purchased to fund our employee deferred compensation obligations, income from transactions primarily as a result of the impact from changes in foreign currency exchange rates on certain debt of $0.9 million and $2.6 million of other income sources.

Loss on Early Extinguishment of Debt.  Loss on early extinguishment of debt was $115.3 million for the three and nine months ended September 30, 2021 and consisted of the payment of a make-whole premium and the write-off of remaining unamortized loan fees associated with the early repayment of the outstanding senior notes under our master note purchase agreements.

Income Tax Provision.  Income taxes increased $30.4 million, to $48.8 million for the three months ended September 30, 2022, from $18.4 million for the three months ended September 30, 2021. Our effective tax rate for the three months ended September 30, 2022 was 17.1%. Our effective tax rate for the three months ended September 30, 2021 was 13.8%. Income taxes increased $49.3 million, to $155.9 million for the nine months ended September 30, 2022, from $106.6 million for the nine months ended September 30, 2021. Our effective tax rate for the nine months ended September 30, 2022 was 19.5%. Our effective tax rate for the nine months ended September 30, 2021 was 19.1%.

The income tax provision for the nine months ended September 30, 2022 included a benefit of $2.5 million from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

The income tax provision for the nine months ended September 30, 2021 included a benefit of $2.0 million from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented. The following table disaggregates our revenue by service line for the periods indicated (dollars in thousands of U.S. dollars).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commercial	$564,592	$465,246	$1,602,793	$1,335,686
Residential	487,995	422,543	1,391,603	1,240,337
Industrial and construction roll off	315,904	249,417	870,949	695,975
Total collection	1,368,491	1,137,206	3,865,345	3,271,998
Landfill	345,215	328,147	984,700	927,207
Transfer	271,685	225,827	751,117	632,282
Recycling	48,246	55,772	178,845	129,759
E&P	56,995	38,519	154,706	101,137
Intermodal and other	47,604	38,377	139,605	112,602
Intercompany	(258,368)	(226,680)	(731,760)	(647,943)
Total	$1,879,868	$1,597,168	$5,342,558	$4,527,042

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

Three Months Ended			EBITDA	Depreciation and
September 30, 2022	Revenue	EBITDA(b)	Margin	Amortization
Eastern	$501,052	$133,393	26.6%	$72,343
Southern	428,366	130,668	30.5%	49,831
Western	385,479	115,701	30.0%	39,727
Central	322,657	116,337	36.1%	38,851
Canada	242,314	87,910	36.3%	29,530
Corporate(a)	—	(11,657)	—	1,864
	$1,879,868	$572,352	30.4%	$232,146

Three Months Ended			EBITDA	Depreciation and
September 30, 2021	Revenue	EBITDA(b)	Margin	Amortization
Eastern	$396,229	$106,908	27.0%	$60,981
Southern	370,958	99,612	26.9%	49,171
Western	332,020	108,280	32.6%	32,529
Central	273,682	95,026	34.7%	34,615
Canada	224,279	92,275	41.1%	27,650
Corporate(a)	—	(6,551)	—	2,356
	$1,597,168	$495,550	31.0%	$207,302

Nine Months Ended			EBITDA	Depreciation and
September 30, 2022	Revenue	EBITDA(b)	Margin	Amortization
Eastern	$1,401,387	$367,223	26.2%	$207,754
Southern	1,231,894	363,785	29.5%	147,001
Western	1,093,112	331,049	30.3%	113,907
Central	908,761	317,397	34.9%	111,892
Canada	707,404	265,402	37.5%	88,809
Corporate(a)	—	(19,042)	—	6,767
	$5,342,558	$1,625,814	30.4%	$676,130

Nine Months Ended			EBITDA	Depreciation and
September 30, 2021	Revenue	EBITDA(b)	Margin	Amortization
Eastern	$1,102,307	$295,411	26.8%	$173,488
Southern	1,072,456	291,964	27.2%	141,070
Western	942,813	301,507	32.0%	93,997
Central	775,913	268,952	34.7%	99,221
Canada	633,553	254,857	40.2%	84,274
Corporate(a)	—	(13,743)	—	6,775
	$4,527,042	$1,398,948	30.9%	$598,825

(a)	The majority of Corporate expenses are allocated to the five operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the five operating segments and comprise the net EBITDA for our Corporate segment for the periods presented.
(b)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in our most recent Annual Report on Form 10-K.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 11 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue, EBITDA and depreciation, depletion and amortization for our reportable segments for the three and nine month periods ended September 30, 2022, compared to the three and nine month periods ended September 30, 2021, are discussed below.

Eastern

Revenue increased $104.9 million to $501.1 million for the three months ended September 30, 2022, from $396.2 million for the three months ended September 30, 2021. Revenue increased $299.1 million to $1.401 billion for the nine months ended September 30, 2022, from $1.102 billion for the nine months ended September 30, 2021. The increase in revenues for the three and nine months ended September 30, 2022 was due to price increases, contributions from acquisitions and increased landfill gas sales attributable to higher volumes produced, partially offset by decreased residential collection volumes and lower prices for recyclable commodities.

EBITDA increased $26.5 million to $133.4 million for the three months ended September 30, 2022, from $106.9 million for the three months ended September 30, 2021. EBITDA margin was 26.6% and 27.0% for the three months ended September 30, 2022 and 2021, respectively. EBITDA increased $71.8 million to $367.2 million for the nine months ended September 30, 2022, from $295.4 million for the nine months ended September 30, 2021. EBITDA margin was 26.2% and 26.8% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in our EBITDA margin for the three and nine months ended September 30, 2022 was due primarily to increased diesel fuel expenses, increased third-party trucking and transportation expenses, increased repair and maintenance expenses, increased corporate overhead allocations and increased travel, meetings, training and community activity expenses, partially offset by benefits from price-led revenue increases and the impact of acquisitions having higher EBITDA margins than our segment average.

Depreciation, depletion and amortization expense increased $11.3 million, to $72.3 million for the three months ended September 30, 2022, from $61.0 million for the three months ended September 30, 2021. Depreciation, depletion and amortization expense increased $34.3 million, to $207.8 million for the nine months ended September 30, 2022, from $173.5 million for the nine months ended September 30, 2021. The increase for the three and nine months ended September 30, 2022 was due to assets acquired in acquisitions, additions to our fleet and equipment and higher depletion expense due to higher landfill development costs increasing our per ton landfill depletion rates.

Southern

Revenue increased $57.4 million to $428.4 million for the three months ended September 30, 2022, from $371.0 million for the three months ended September 30, 2021. Revenue increased $159.4 million to $1.232 billion for the nine months ended September 30, 2022, from $1.072 billion for the nine months ended September 30, 2021. The increase in revenues for the three and nine months ended September 30, 2022 was due to solid waste price increases, increased E&P waste revenues attributable to increases in drilling and production activity levels resulting in increases in the demand for our E&P waste services and contributions from acquisitions, partially offset by lower residential collection volumes due to the loss of a collection contract subsequent to September 30, 2021, a decrease resulting from the divestiture of certain non-strategic operating locations and lower landfill special waste volumes.

EBITDA increased $31.1 million to $130.7 million for the three months ended September 30, 2022, from $99.6 million for the three months ended September 30, 2021. EBITDA margin was 30.5% and 26.9% for the three months ended September 30, 2022 and 2021, respectively. EBITDA increased $71.8 million to $363.8 million for the nine months ended September 30, 2022, from $292.0 million for the nine months ended September 30, 2021. EBITDA margin was 29.5% and 27.2% for the nine months ended September 30, 2022 and 2021, respectively. The increase in our EBITDA margin for the three and nine months ended September 30, 2022 was due to increased earnings at our E&P operations and price-led increases in solid waste revenue, partially offset by increased diesel and natural gas fuel expenses, the impact of acquisitions having lower EBITDA margins than our segment average, increased cost of recyclable commodities expenses, increased travel, meetings, training and community activity expenses and increased legal expenses.

Depreciation, depletion and amortization expense increased $0.6 million, to $49.8 million for the three months ended September 30, 2022, from $49.2 million for the three months ended September 30, 2021. Depreciation, depletion and amortization expense increased $5.9 million, to $147.0 million for the nine months ended September 30, 2022, from $141.1 million for the nine months ended September 30, 2021. The increase for the three and nine months ended September 30, 2022 was due to assets acquired in acquisitions, additions to our fleet and equipment and higher depletion expense due to increased landfill volumes and higher landfill development costs increasing our per ton landfill depletion rates, partially offset by a decrease resulting from the divestiture of certain non-strategic operating locations, a reduction in amortization expense associated with the loss of a large residential collection contract and a decrease in depletion expense resulting  from non-recurring charges recorded in the prior year period to adjust landfill closure liabilities.

Western

Revenue increased $53.5 million to $385.5 million for the three months ended September 30, 2022, from $332.0 million for the three months ended September 30, 2021. The increase for the three months ended September 30, 2022 was due to contributions from acquisitions, price increases, increased collection volumes and increased intermodal revenue, partially offset by lower prices for recyclable commodities.

Revenue increased $150.3 million to $1.093 billion for the nine months ended September 30, 2022, from $942.8 million for the nine months ended September 30, 2021. The increase for the nine months ended September 30, 2022 was due to contributions from acquisitions, price increases, increased collection volumes, higher prices during the first six months in the comparable periods for recyclable commodities and increased intermodal revenue, partially offset by lower prices for recyclable commodities during the third quarter period.

EBITDA increased $7.4 million to $115.7 million for the three months ended September 30, 2022, from $108.3 million for the three months ended September 30, 2021. EBITDA margin was 30.0% and 32.6% for the three months ended September 30, 2022 and 2021, respectively. EBITDA increased $29.5 million to $331.0 million for the nine months ended September 30, 2022, from $301.5 million for the nine months ended September 30, 2021. EBITDA margin was 30.3% and 32.0% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in our EBITDA margin for the three and nine months ended September 30, 2022 was due to increased diesel and natural gas fuel expenses, increased third-party trucking and transportation expenses, acquisitions having operating margins lower than our segment average, increased cost of recyclable commodities expenses, increased labor and recurring incentive compensation expenses and increased travel, meetings, training and community activity expenses, partially offset by benefits from price-led increases in revenue.

Depreciation, depletion and amortization expense increased $7.2 million, to $39.7 million for the three months ended September 30, 2022, from $32.5 million for the three months ended September 30, 2021. Depreciation, depletion and amortization expense increased $19.9 million, to $113.9 million for the nine months ended September 30, 2022, from $94.0 million for the nine months ended September 30, 2021. The increase for the three and nine months ended September 30, 2022 was due to assets acquired in acquisitions and additions to our fleet and equipment.

Central

Revenue increased $49.0 million to $322.7 million for the three months ended September 30, 2022, from $273.7 million for the three months ended September 30, 2021. The increase in revenues for the three months ended September 30, 2022 was due to price increases, contributions from acquisitions closed subsequent to September 30, 2021 and higher landfill and roll off collection volumes, partially offset by lower prices for recyclable commodities.

Revenue increased $132.9 million to $908.8 million for the nine months ended September 30, 2022, from $775.9 million for the nine months ended September 30, 2021. The increase for the nine months ended September 30, 2022 was due to price increases, contributions from acquisitions, higher landfill and roll off collection volumes and higher prices during the first six months in the comparable periods for recyclable commodities, partially offset by lower prices for recyclable commodities during the third quarter period.

EBITDA increased $21.3 million to $116.3 million for the three months ended September 30, 2022, from $95.0 million for the three months ended September 30, 2021. EBITDA margin was 36.1% and 34.7% for the three months ended September 30, 2022 and 2021, respectively. EBITDA increased $48.4 million to $317.4 million for the nine months ended September 30, 2022, from $269.0 million for the nine months ended September 30, 2021. EBITDA margin was 34.9% and 34.7% for the nine months ended September 30, 2022 and 2021, respectively. The increase in our EBITDA margin for the three and nine months ended September 30, 2022 was due to the benefits from price-led increases in revenue, partially offset by acquisitions having operating margins lower than our segment average and increased diesel and natural gas fuel expenses.

Depreciation, depletion and amortization expense increased $4.3 million, to $38.9 million for the three months ended September 30, 2022, from $34.6 million for the three months ended September 30, 2021. Depreciation, depletion and amortization expense increased $12.7 million, to $111.9 million for the nine months ended September 30, 2022, from $99.2 million for the nine months ended September 30, 2021. The increase for the three and nine months ended September 30, 2022 was due to assets acquired in acquisitions, additions to our fleet and equipment and higher depletion expense due to higher landfill development costs increasing our per ton landfill depletion rates.

Canada

Revenue increased $18.0 million to $242.3 million for the three months ended September 30, 2022, from $224.3 million for the three months ended September 30, 2021, due to price increases, contributions from acquisitions, higher commercial and roll off collection volumes and higher prices for renewable energy credits associated with the generation of landfill gas, partially offset by a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, lower prices for recyclable commodities, lower residential collection volumes due to the loss of a collection contract subsequent to September 30, 2021, lower landfill volumes and the divestiture of a non-strategic operating location.

Revenue increased $73.8 million to $707.4 million for the nine months ended September 30, 2022, from $633.6 million for the nine months ended September 30, 2021, due to price increases, contributions from acquisitions, higher commercial and roll off collection volumes, higher prices for renewable energy credits associated with the generation of landfill gas and higher prices during the first six months in the comparable periods for recyclable commodities, partially offset by a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, lower residential collection volumes due to the loss of a collection contract subsequent to September 30, 2021, lower landfill volumes, lower prices for recyclable commodities during the third quarter period and the divestiture of a non-strategic operating location.

EBITDA decreased $4.4 million to $87.9 million for the three months ended September 30, 2022, from $92.3 million for the three months ended September 30, 2021. EBITDA margin was 36.3% and 41.1% for the three months ended September 30, 2022 and 2021, respectively. EBITDA increased $10.5 million to $265.4 million for the nine months ended September 30, 2022, from $254.9 million for the nine months ended September 30, 2021. EBITDA margin was 37.5% and 40.2% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in our EBITDA margin during the three and nine months ended September 30, 2022 was due to acquisitions having operating margins lower than our segment average, increased diesel fuel expenses, increased disposal expenses, increased employee benefits expenses, increased subcontracted hauling services, increased cost of recyclable commodities expenses and increased travel, meetings, training and community activity expenses, partially offset by benefits from price-led increases in revenue.

Depreciation, depletion and amortization expense increased $1.9 million, to $29.5 million for the three months ended September 30, 2022, from $27.6 million for the three months ended September 30, 2021. Depreciation, depletion and amortization expense increased $4.5 million, to $88.8 million for the nine months ended September 30, 2022, from $84.3 million for the nine months ended September 30, 2021. The increases were due to assets acquired in acquisitions and additions to our fleet and equipment, partially offset by a decrease in depletion expense due to lower landfill disposal volumes, a decrease resulting from the divestiture of a non-strategic operating location and a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Corporate

EBITDA decreased $5.1 million, to a loss of $11.7 million for the three months ended September 30, 2022, from a loss of $6.6 million for the three months ended September 30, 2021. The decrease was due to increased direct acquisition expenses, increased equity-based compensation expenses, increased travel, meetings, training and community activity expenses and increased software license expenses, partially offset by increased allocations of corporate overhead expenses to our segments.

EBITDA decreased $5.3 million, to a loss of $19.0 million for the nine months ended September 30, 2022, from a loss of $13.7 million for the nine months ended September 30, 2021. The decrease was due to increased travel, meetings, training and community activity expenses, increased direct acquisition expenses, increased legal expenses, increased software license fees and the payment of supplemental bonuses to non-management employees to provide financial assistance associated with the impact of the COVID-19 pandemic, partially offset by decreased equity-based compensation expenses, decreased deferred compensation expenses, decreased cash incentive compensation expense to our management and decreased allocations of corporate overhead expenses to our segments.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the nine months ended September 30, 2022 and 2021 (in thousands of U.S. dollars):

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by operating activities	$1,500,137	$1,269,961
Net cash used in investing activities	(1,858,586)	(1,034,840)
Net cash provided by (used in) financing activities	450,417	(491,581)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,210)	443
Net increase (decrease) in cash, cash equivalents and restricted cash	88,758	(256,017)
Cash, cash equivalents and restricted cash at beginning of period	219,615	714,389
Cash, cash equivalents and restricted cash at end of period	$308,373	$458,372

Operating Activities Cash Flows

For the nine months ended September 30, 2022, net cash provided by operating activities was $1.500 billion. For the nine months ended September 30, 2021, net cash provided by operating activities was $1.270 billion. The $230.2 million increase was due primarily to the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $156.0 million from an increase in net income, excluding depreciation, amortization of intangibles, share-based compensation, adjustments to and payments of contingent consideration recorded in earnings and loss on disposal of assets and impairments, due primarily to price increases, earnings from acquisitions, earnings generated from an increase in landfill gas revenues and renewable energy credits and an increase in earnings at our E&P waste operations.
2)	Deferred income taxes — Our increase in net cash provided by operating activities was favorably impacted by $115.4 million from deferred income taxes as changes in deferred income taxes resulted in an increase to operating cash flows of $91.1 million for the nine months ended September 30, 2022, compared to a decrease to operating cash flows of $24.3 million for the nine months ended September 30, 2021. The increase for the nine months ended September 30, 2022 was attributable to capital expenditures providing tax benefits resulting from accelerated depreciation and tax benefits resulting from the divestiture of certain non-strategic E&P disposal operating locations. The decrease in deferred taxes for the nine months ended September 30, 2021 was primarily due to the tax deduction timing of make-whole premium payments attributable to the early extinguishment of the outstanding senior notes under our master note purchase agreements.
3)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was favorably impacted by $74.0 million from accounts payable and accrued liabilities as changes in accounts payable and accrued liabilities resulted in an increase to operating cash flows of $126.7 million for the nine months ended September 30, 2022, compared to an increase to operating cash flows of $52.7 million for the nine months ended September 30, 2021. The increase for the nine months ended September 30, 2022 was due primarily to increases in operating expenses during the period which remained as outstanding obligations at September 30, 2022, increased accrued interest due to the timing of interest payments for our senior unsecured notes issued subsequent to September 30, 2021, increased property taxes attributable to payment timing and the timing of payroll cycles, partially offset by the payment of annual cash incentive compensation to our management, which was accrued as a liability at year end. The increase for the nine months ended September 30, 2021 was due primarily to increases in operating expenses during the period which remained as outstanding obligations at September 30, 2021, the settlement of an acquired compensation liability and the timing of payroll cycles.
4)	Deferred revenue — Our increase in net cash provided by operating activities was favorably impacted by $10.7 million from deferred revenue as changes in deferred revenue resulted in an increase to operating cash flows of $26.5 million for the nine months ended September 30, 2022, compared to an increase to operating cash flows of $15.8 million for the nine months ended September 30, 2021. For both comparative periods, deferred revenue increased due to price increases on our advanced billed residential and commercial collection services.

5)	Accounts receivable – Our increase in net cash provided by operating activities was unfavorably impacted by $39.0 million from accounts receivable as changes in accounts receivable resulted in a decrease to operating cash flows of $90.6 million for the nine months ended September 30, 2022, compared to a decrease to operating cash flows of $51.6 million for the nine months ended September 30, 2021. The decrease for the nine months ended September 30, 2022 was due to increases in revenues, which remained as outstanding receivables at September 30, 2022. The decrease for the nine months ended September 30, 2021 was due to increases in revenues, which remained as outstanding receivables at September 30, 2021.
6)	Other long-term liabilities – Our increase in net cash provided by operating activities was unfavorably impacted by $24.9 million from other long-term liabilities as changes in other long-term liabilities resulted in a decrease to operating cash flows of $12.2 million for the nine months ended September 30, 2022, compared to an increase to operating cash flows of $12.7 million for the nine months ended September 30, 2021. The decrease for the nine months ended September 30, 2022 was due primarily to decreased employee deferred compensation liabilities. The increase for the nine months ended September 30, 2021 was primarily attributable to the receipt of funds associated with the eminent domain purchase of an operating facility that will be replaced with a newly constructed facility in a future period and an increase in employee deferred compensation liabilities.
7)	Prepaid expenses – Our increase in net cash provided by operating activities was unfavorably impacted by $59.1 million from prepaid expenses as changes in prepaid expenses resulted in a decrease to operating cash flows of $22.9 million for the nine months ended September 30, 2022, compared to an increase to operating cash flows of $36.2 million for the nine months ended September 30, 2021. The decrease for the nine months ended September 30, 2022 was due primarily to increases from payments of annual insurance premiums and higher parts and fuel inventory. The increase for the nine months ended September 30, 2021 was due primarily to decreases in prepaid income tax payments and prepaid vendor payments.

As of September 30, 2022, we had a working capital deficit of $148.4 million, including cash and equivalents of $200.2 million.  Our working capital increased $51.6 million from a working capital deficit of $200.0 million at December 31, 2021 including cash and equivalents of $147.4 million, due primarily to an increase in cash balances, accounts receivable and prepaid expenses, partially offset by an increase in accounts payable and deferred revenue. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $823.7 million to $1.859 billion for the nine months ended September 30, 2022, from $1.035 billion for the nine months ended September 30, 2021. The significant components of the increase included the following:

1)	An increase in cash paid for acquisitions of $711.6 million;
2)	An increase in capital expenditures at operations owned in the comparable periods of $87.3 million due to increases in land and buildings, landfill site costs, trucks, equipment and containers; and
3)	An increase in capital expenditures at operations acquired during the comparative periods of $51.5 million due to additional trucks, equipment and containers; less
4)	An increase in proceeds from disposal of assets of $13.2 million due to additional disposal of non-strategic assets to provide funding toward new capital expenditures.

Financing Activities Cash Flows

Net cash provided by financing activities increased $942.0 million to $450.4 million for the nine months ended September 30, 2022, from net cash used in financing activities of $491.6 million for the nine months ended September 30, 2021. The significant components of the increase included the following:

1)	An increase from the net change in long-term borrowings of $966.1 million (long-term borrowings increased $1.098 billion during the nine months ended September 30, 2022 and increased $131.9.million during the nine months ended September 30, 2021); less
2)	A decrease from higher payments to repurchase our common shares of $119.4 million due to an increased volume of shares repurchased; less
3)	A decrease from higher cash dividends paid of $17.0 million due primarily to an increase in our quarterly dividend rate for the nine months ended September 30, 2022 to $0.23 per share, from $0.205 per share for the nine months ended September 30, 2021; less
4)	A decrease from higher debt issuance costs of $6.5 million attributable to senior note offerings completed in 2022.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

On July 26, 2022, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 12,859,066 of our common shares during the period of August 10, 2022 to August 9, 2023 or until such earlier time as the NCIB is completed or terminated at our option. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Executive Vice President and Chief Financial Officer at (832) 442-2200.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of our common shares and overall market conditions. All common shares purchased under the NCIB will be immediately cancelled following their repurchase.  Information regarding our NCIB can be found under the “Normal Course Issuer Bid” section in Note 17 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2021, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.025, from $0.205 to $0.230 per share.  In October 2022, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.025, from $0.230 to $0.255 per share.  Cash dividends of $177.7 million and $160.8 million were paid during the nine months ended September 30, 2022 and 2021, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $618.3 million in capital expenditures for property and equipment during the nine months ended September 30, 2022, and we expect to make total capital expenditures for property and equipment of approximately $850 million in 2022, net of asset sales.  We have funded and intend to fund the balance of our planned 2022 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and solid waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital. Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of September 30, 2022, $650.0 million under the term loan and $738.2 million under the revolving credit facility were outstanding under the Credit Agreement, exclusive of outstanding standby letters of credit of $42.7 million. We also had $84.7 million of letters of credit issued and outstanding at September 30, 2022 under a facility other than the Credit Agreement.  Our Credit Agreement matures in July 2026.

On March 9, 2022, we completed an underwritten public offering of $500.0 million aggregate principal amount of 3.20% Senior Notes due 2032 (the “New 2032 Senior Notes”). We issued the New 2032 Senior Notes under the Indenture, dated as of November 16, 2018, by and between the Company and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee, as supplemented by the Sixth Supplemental Indenture, dated as of March 9, 2022. The New 2032 Senior Notes will mature on June 1, 2032.

On August 18, 2022, we completed an underwritten public offering of $750.0 million aggregate principal amount of 4.20% Senior Notes due 2033 (the “2033 Senior Notes” and, together with the New 2032 Senior Notes, the “Senior Notes”). We issued the 2033 Senior Notes under the Indenture, dated as of November 16, 2018, by and between the Company and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee, as supplemented by the Seventh Supplemental Indenture, dated as of August 18, 2022. The 2033 Senior Notes will mature on January 15, 2033.

We will pay interest on the Senior Notes semi-annually in arrears. The Senior Notes are our senior unsecured obligations, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of our future subordinated debt. The Senior Notes are not guaranteed by any of our subsidiaries.

On October 31, 2022, the Company, as borrower, Bank of America, N.A., as agent, and the other lenders from time to time party thereto (the “New TL Lenders”) entered into that certain Term Loan Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Term Loan Agreement”), pursuant to which the New TL Lenders made loans to the Company thereunder. The Term Loan Agreement has a scheduled maturity date of July 30, 2026.

Pursuant to the terms and conditions of the Term Loan Agreement, the New TL Lenders committed to provide a term loan in an aggregate principal amount of $800.0 million, which term loan was fully drawn on October 31, 2022.  Amounts borrowed under the Term Loan Agreement and repaid or prepaid may not be reborrowed.

The Company is party to that certain Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 30, 2021 (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), by and among the Company, as borrower, Bank of America, N.A., acting through its Canada Branch, as the global agent, the swing line lender and an l/c issuer, Bank of America, N.A., as the U.S. agent and an l/c issuer, and the lenders and any other financial institutions from time to time party thereto.

On October 31, 2022, the Company entered into an amendment to the Credit Agreement, which among other things, (i) amended certain definitions and other provisions to replace the LIBOR-based benchmark rates for certain U.S. dollar-denominated loans and other extensions of credit under the Credit Agreement with SOFR-based rates, and (ii) made certain changes conforming to the Term Loan Agreement

See Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further details on the debt agreements.

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

As of September 30, 2022, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$6,284,737	$6,718	$13,971	$1,400,338	$4,863,710
Cash interest payments	$2,397,779	$211,017	$431,160	$364,184	$1,391,418
Contingent consideration	$103,800	$54,640	$13,036	$3,224	$32,900
Operating leases	$228,269	$10,094	$70,153	$46,687	$101,335
Final capping, closure and post-closure	$1,634,162	$14,512	$36,925	$12,945	$1,569,780

____________________

Long-term debt payments include:

1)	$738.2 million in principal payments due July 2026 related to our revolving credit facility under our Credit Agreement. We may elect to draw amounts on our Credit Agreement in U.S. dollar LIBOR rate loans, U.S. dollar base rate loans, Canadian-based bankers’ acceptances or BA equivalent notes, and Canadian dollar prime rate loans. At September 30, 2022, $601.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. LIBOR rate loans, which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 4.12% on such date). At September 30, 2022, $137.2 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, which bear interest at the Canadian Dollar Offered Rate plus the applicable acceptance fee (for a total rate of 4.76% on such date).
2)	$650.0 million in principal payments due July 2026 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At September 30, 2022, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable margin (for a total rate of 4.12% on such date).
3)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
4)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
5)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
6)	$650.0 million in principal payments due 2032 related to our 2032 Senior Notes. The 2032 Senior Notes bear interest at a rate of 2.20%.
7)	$500.0 million in principal payments due 2032 related to our New 2032 Senior Notes. The New 2032 Senior Notes bear interest at a rate of 3.20%.
8)	$750.0 million in principal payments due 2033 related to our 2033 Senior Notes. The 2033 Senior Notes bear interest at a rate of 4.20%.
9)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
10)	$850.0 million in principal payments due 2052 related to our 2052 Senior Notes. The 2052 Senior Notes bear interest at a rate of 2.95%.

11)	$34.4 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at September 30, 2022, and have maturity dates ranging from 2028 to 2036.
12)	$12.1 million in principal payments related to our financing leases. Our financing leases bear interest at rates between 1.89% and 2.16% at September 30, 2022, and have expiration dates ranging from 2026 to 2027.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the LIBOR rate plus the applicable LIBOR margin, the base rate plus the applicable base rate margin, the Canadian Dollar Offered Rate plus the applicable acceptance fee and the Canadian prime rate plus the applicable prime rate margin at September 30, 2022. We assumed the Credit Agreement is paid off when it matures in July 2026.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $85.8 million recorded as liabilities in our Condensed Consolidated Financial Statements at September 30, 2022, and $18.0 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$92,514	$74,065	$18,449	$—	$—

____________________

(1)	We are party to unconditional purchase obligations. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At September 30, 2022, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 35.5 million gallons remaining to be purchased for a total of $92.5 million. The current fuel purchase contracts expire on or before December 31, 2024. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2022, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $1.425 billion and $1.301 billion at September 30, 2022 and December 31, 2021, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2022, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the nine month periods ended September 30, 2022 and 2021, at all of our landfills during the respective period, is shown below (tons in thousands):

	Nine Months Ended September 30,
	2022		2021
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	91	35,291	89	35,167
Operated landfills	5	449	5	421
	96	35,740	94	35,588

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the nine month periods ended September 30, 2022 and 2021, are calculated as follows (amounts in thousands of U.S. dollars):

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by operating activities	$1,500,137	$1,269,961
Less: Change in book overdraft	(5,983)	(563)
Plus: Proceeds from disposal of assets	23,341	10,109
Less: Capital expenditures for property and equipment	(618,313)	(479,480)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	2,982	520
Cash received for divestitures (b)	(5,671)	—
Transaction-related expenses (c)	37,558	25,673
Pre-existing Progressive Waste share-based grants (d)	286	317
Tax effect (e)	(5,377)	(699)
Adjusted free cash flow	$928,960	$825,838

____________________

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the elimination of cash received in conjunction with the divestiture of certain operations.
(c)	Reflects the addback of acquisition-related transaction costs and the settlement of an acquired tax liability.
(d)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.
(e)	The aggregate tax effect of footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three and nine month periods ended September 30, 2022 and 2021, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income attributable to Waste Connections	$236,912	$114,381	$641,310	$451,736
Plus: Net income attributable to noncontrolling interests	213	273	390	325
Plus: Income tax provision	48,753	18,419	155,899	106,578
Plus: Interest expense	51,161	40,418	137,565	124,171
Less: Interest income	(1,784)	(495)	(2,574)	(2,342)
Plus: Depreciation and amortization	232,146	207,302	676,130	598,825
Plus: Closure and post-closure accretion	4,061	3,544	12,148	10,919
Plus: Impairments and other operating items	13,438	3,104	19,467	9,819
Less: Other income, net	(8,487)	(3,140)	(2,373)	(5,452)
Plus: Loss on early extinguishment of debt	—	115,288	—	115,288
Adjustments:
Plus: Transaction-related expenses (a)	10,461	5,637	18,694	6,220
Plus: Fair value changes to equity awards (b)	1,196	914	349	7,638
Adjusted EBITDA	$588,070	$505,645	$1,657,005	$1,423,725

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three and nine month periods ended September 30, 2022 and 2021, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Reported net income attributable to Waste Connections	$236,912	$114,381	$641,310	$451,736
Adjustments:
Amortization of intangibles (a)	38,859	35,337	113,956	100,237
Impairments and other operating items (b)	13,438	3,104	19,467	9,819
Transaction-related expenses (c)	10,461	5,637	18,694	6,220
Fair value changes to equity awards (d)	1,196	914	349	7,638
Loss on early extinguishment of debt (e)	—	115,288	—	115,288
Tax effect (f)	(15,944)	(41,531)	(38,260)	(61,466)
Adjusted net income attributable to Waste Connections	$284,922	$233,130	$755,516	$629,472

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.92	$0.44	$2.49	$1.72
Adjusted net income	$1.10	$0.89	$2.93	$2.39

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	Reflects the make-whole premium and related fees associated with the early termination of $1.5 billion in senior notes.
(f)	The aggregate tax effect of the adjustments in footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.

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

At September 30, 2022, our derivative instruments included five interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at September 30, 2022 and December 31, 2021, of $438.2 million and $603.9 million, respectively, including floating rate debt under our Credit Agreement. A one percentage point increase in interest rates on our variable-rate debt as of September 30, 2022 and December 31, 2021, would decrease our annual pre-tax income by approximately $4.4 million and $6.0 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At September 30, 2022, we had no fuel hedge agreements in place; however, we have entered into fixed price fuel purchase contracts for 2022 as described below.

For the year ending December 31, 2022, we expect to purchase approximately 88.0 million gallons of fuel, of which 43.9 million gallons will be purchased at market prices and 44.1 million gallons will be purchased under our fixed price fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the three month period of October 1, 2022 to December 31, 2022, we expect to purchase approximately 11.0 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining three months in 2022 would decrease our pre-tax income during this period by approximately $1.1 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the nine months ended September 30, 2022 and 2021, would have had a $17.1 million and $12.6 million impact on revenues for the nine months ended September 30, 2022 and 2021, respectively.

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

Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded as of September 30, 2022, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
4.1

Indenture, dated as of November 16, 2018, by and between Waste Connections, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2018)

4.2

Seventh Supplemental Indenture, dated as of August 18, 2022, by and between Waste Connections, Inc. and U.S. Bank Trust Company National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on August 18, 2022)

4.3	Term Loan Agreement, dated as of October 31, 2022 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on November 1, 2022)
4.4

Amendment No. 1 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 31, 2022 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on November 1, 2022)

10.1 +

Separation Benefits Plan of Waste Connections US, Inc., as amended and restated effective July 26, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 3, 2022)

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

WASTE CONNECTIONS, INC.

Date: November 3, 2022	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman
President and Chief Executive Officer

Date: November 3, 2022	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Executive Vice President and Chief Financial Officer