Form 10-Q
period 2023-03-31
Waste Connections, Inc.
filed 2023-04-27
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of April 14, 2023: 257,556,542 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and equivalents	$133,860	$78,637
Accounts receivable, net of allowance for credit losses of $22,239 and $22,939 at March 31, 2023 and December 31, 2022, respectively	814,680	833,862
Prepaid expenses and other current assets	185,718	205,146
Total current assets	1,134,258	1,117,645

Restricted cash	106,625	102,727
Restricted investments	74,358	68,099
Property and equipment, net	6,956,620	6,950,915
Operating lease right-of-use assets	195,030	192,506
Goodwill	6,940,567	6,902,297
Intangible assets, net	1,697,193	1,673,917
Other assets, net	122,443	126,497
Total assets	$17,227,094	$17,134,603
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$526,229	$638,728
Book overdraft	21,067	15,645
Deferred revenue	336,613	325,002
Accrued liabilities	390,195	431,247
Current portion of operating lease liabilities	34,078	35,170
Current portion of contingent consideration	64,489	60,092
Current portion of long-term debt and notes payable	10,513	6,759
Total current liabilities	1,383,184	1,512,643

Long-term portion of debt and notes payable	6,921,839	6,890,149
Long-term portion of operating lease liabilities	169,051	165,462
Long-term portion of contingent consideration	21,333	21,323
Deferred income taxes	1,041,152	1,013,742
Other long-term liabilities	451,571	417,640
Total liabilities	9,988,130	10,020,959

Commitments and contingencies (Note 17)

Equity:
Common shares: 257,547,090 shares issued and 257,487,434 shares outstanding at March 31, 2023; 257,211,175 shares issued and 257,145,716 shares outstanding at December 31, 2022	3,274,564	3,271,958
Additional paid-in capital	238,484	244,076
Accumulated other comprehensive loss	(60,572)	(56,830)
Treasury shares: 59,656 and 65,459 shares at March 31, 2023 and December 31, 2022, respectively	—	—
Retained earnings	3,781,519	3,649,494
Total Waste Connections’ equity	7,233,995	7,108,698
Noncontrolling interest in subsidiaries	4,969	4,946
Total equity	7,238,964	7,113,644
Total liabilities and equity	$17,227,094	$17,134,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues	$1,900,503	$1,646,255
Operating expenses:
Cost of operations	1,146,941	989,518
Selling, general and administrative	193,667	163,414
Depreciation	204,059	179,950
Amortization of intangibles	39,282	37,635
Impairments and other operating items	1,865	1,878
Operating income	314,689	273,860

Interest expense	(68,353)	(41,324)
Interest income	2,715	137
Other income (expense), net	3,174	(3,466)
Income before income tax provision	252,225	229,207

Income tax provision	(54,389)	(48,839)
Net income	197,836	180,368
Less: Net income attributable to noncontrolling interests	(23)	(44)
Net income attributable to Waste Connections	$197,813	$180,324

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.77	$0.70
Diluted	$0.77	$0.69

Shares used in the per share calculations:
Basic	257,372,942	258,946,933
Diluted	257,988,971	259,560,983

Cash dividends per common share	$0.255	$0.230

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2023	2022
Net income	$197,836	$180,368

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(4,080)	4,750
Changes in fair value of interest rate swaps	(3,299)	44,699
Foreign currency translation adjustment	1,682	34,429
Other comprehensive income (loss), before tax	(5,697)	83,878
Income tax (expense) benefit related to items of other comprehensive income (loss)	1,955	(13,104)
Other comprehensive income (loss), net of tax	(3,742)	70,774
Comprehensive income	194,094	251,142
Less: Comprehensive income attributable to noncontrolling interests	(23)	(44)
Comprehensive income attributable to Waste Connections	$194,071	$251,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2022	257,145,716	$3,271,958	$244,076	$(56,830)	65,459	$—	$3,649,494	$4,946	$7,113,644
Sale of common shares held in trust	5,803	765	—	—	(5,803)	—	—	—	765
Vesting of restricted share units	325,490	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	140,498	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	19,151	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(176,837)	—	(22,966)	—	—	—	—	—	(22,966)
Equity-based compensation	—	—	17,374	—	—	—	—	—	17,374
Exercise of warrants	13,019	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	14,594	1,841	—	—	—	—	—	—	1,841
Cash dividends on common shares	—	—	—	—	—	—	(65,788)	—	(65,788)
Amounts reclassified into earnings, net of taxes	—	—	—	(2,999)	—	—	—	—	(2,999)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(2,425)	—	—	—	—	(2,425)
Foreign currency translation adjustment	—	—	—	1,682	—	—	—	—	1,682
Net income	—	—	—	—	—	—	197,813	23	197,836
Balances at March 31, 2023	257,487,434	$3,274,564	$238,484	$(60,572)	59,656	$—	$3,781,519	$4,969	$7,238,964

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

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$197,836	$180,368
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	1,910	2,090
Depreciation	204,059	179,950
Amortization of intangibles	39,282	37,635
Deferred income taxes, net of acquisitions	28,229	38,378
Current period provision for expected credit losses	2,247	3,022
Amortization of debt issuance costs	1,621	1,195
Share-based compensation	18,469	14,635
Interest accretion	4,884	4,448
Adjustments to contingent consideration	(637)	(52)
Other	(2,937)	382
Net change in operating assets and liabilities, net of acquisitions	(52,605)	(21,154)
Net cash provided by operating activities	442,358	440,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(144,611)	(355,212)
Capital expenditures for property and equipment	(175,786)	(152,318)
Proceeds from disposal of assets	1,260	15,012
Other	1,378	2,637
Net cash used in investing activities	(317,759)	(489,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	336,649	1,305,288
Principal payments on notes payable and long-term debt	(320,027)	(505,597)
Payment of contingent consideration recorded at acquisition date	(1,319)	(3,571)
Change in book overdraft	5,421	87
Payments for repurchase of common shares	—	(424,999)
Payments for cash dividends	(65,788)	(59,391)
Tax withholdings related to net share settlements of equity-based compensation	(22,966)	(17,236)
Debt issuance costs	—	(4,382)
Proceeds from issuance of shares under employee share purchase plan	1,841	1,554
Proceeds from sale of common shares held in trust	765	305
Net cash provided by (used in) financing activities	(65,424)	292,058

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(54)	595

Net increase in cash, cash equivalents and restricted cash	59,121	243,669
Cash, cash equivalents and restricted cash at beginning of period	181,364	219,615
Cash, cash equivalents and restricted cash at end of period	$240,485	$463,284

Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$34,224	$40,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three month periods ended March 31, 2023 and 2022. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

3.NEW ACCOUNTING STANDARDS

Accounting Standards Pending Adoption

Clawback of Executive Compensation Rules.  In October 2022, the Securities and Exchange Commission (the “SEC”) adopted final rules regarding the recovery of erroneously awarded incentive-based executive compensation. The rules direct U.S. securities exchanges to establish standards to require listed issuers to develop and implement a written policy providing for the recovery of incentive-based compensation received by current and former executive officers in the event of a required accounting restatement when that compensation was based on an erroneously reported financial reporting measure.  The new rule and related amendments include a number of new disclosure requirements, including requiring issuers to file their recovery policy as an exhibit to their annual reports and establishing new cover page disclosures on Form 10-K indicating whether the financial statements included in the filing reflect the correction of an error and whether the error correction required an incentive-based compensation recovery analysis.  The U.S. securities exchanges filed proposed listing standards to implement the SEC’s directive, and those listing standards must be effective no later than November 28, 2023. Affected issuers will be required to adopt a recovery policy no later than 60 days after the listing standards become effective.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

4.REVENUE

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, non-hazardous oil and natural gas exploration and production (“E&P”) waste treatment, recovery and disposal services and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Commercial	$602,279	$499,676
Residential	514,053	440,288
Industrial and construction roll off	318,315	259,488
Total collection	1,434,647	1,199,452
Landfill	343,433	299,765
Transfer	273,521	217,957
Recycling	31,301	63,094
E&P	51,759	43,555
Intermodal and other	38,212	45,693
Intercompany	(272,370)	(223,261)
Total	$1,900,503	$1,646,255

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided.  Substantially all of the deferred revenue recorded as of December 31, 2022 was recognized as revenue during the three months ended March 31, 2023 when the service was performed.

See Note 10 for additional information regarding revenue by reportable segment.

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Condensed Consolidated Balance Sheets, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company would have recognized is one year or less. The Company had $23,818 of deferred sales incentives at each of March 31, 2023 and December 31, 2022.

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

The following is a rollforward of the Company’s allowance for credit losses for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$22,939	$18,480
Current period provision for expected credit losses	2,247	3,022
Write-offs charged against the allowance	(5,017)	(3,435)
Recoveries collected	2,068	1,272
Impact of changes in foreign currency	2	22
Ending balance	$22,239	$19,361

6.LANDFILL ACCOUNTING

At March 31, 2023, the Company’s landfills consisted of 89 owned landfills, five landfills operated under life-of-site operating agreements and seven landfills operated under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $3,284,137 at March 31, 2023. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of March 31, 2023, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 31 years.  As of March 31, 2023, the Company is seeking to expand permitted capacity at ten of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 34 years.  The estimated remaining lives of the Company’s owned landfills and landfills operated under life-of-site operating agreements range from 2 to 308 years, with approximately 90% of the projected annual disposal volume from landfills with remaining lives of less than 70 years.

During the three months ended March 31, 2023 and 2022, the Company expensed $59,055 and $53,826, respectively, or an average of $5.06 and $4.90 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing “layers” for final capping, closure and post-closure liabilities is based on its long-term credit adjusted risk-free rate. The Company’s discount rate assumption for purposes of computing 2023 and 2022 “layers” for final capping, closure and post-closure obligations is 5.50% for 2023 and ranged from 3.25% to 5.50% for 2022. The Company’s long-term inflation rate assumption is 2.75% for the year ending December 31, 2023 and ranged from 2.25% to 2.75% for the year ending December 31, 2022. The resulting final capping, closure and post-closure obligations are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the three months ended March 31, 2023 and 2022, the Company expensed $4,474 and $4,050, respectively, or an average of $0.38 and $0.37 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2022 to March 31, 2023:

Final capping, closure and post-closure liability at December 31, 2022	$344,606
Liability adjustments	14,704
Accretion expense associated with landfill obligations	4,474
Closure payments	(5,346)
Assumption of closure liabilities from acquisitions	3,443
Foreign currency translation adjustment	24
Final capping, closure and post-closure liability at March 31, 2023	$361,905

Liability adjustments of $14,704 for the three months ended March 31, 2023, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At March 31, 2023 and December 31, 2022, $8,130 and $6,890, respectively, of the Company’s restricted cash balance and $62,552 and $57,469, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

7.ACQUISITIONS

The Company acquired four individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses during the three months ended March 31, 2023.  The total transaction-related expenses incurred during the three months ended March 31, 2023 for these acquisitions were $2,081. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

The Company acquired four individually immaterial non-hazardous solid waste collection, transfer and recycling businesses during the three months ended March 31, 2022.  The total transaction-related expenses incurred during the three months ended March 31, 2022 for these acquisitions were $4,540. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the three months ended March 31, 2023 and 2022:

	2023	2022
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$144,611	$355,212
Debt assumed	17,097	—
	161,708	355,212

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	3,882	9,211
Prepaid expenses and other current assets	2,290	2,059
Restricted investments	5,462	—
Operating lease right-of-use assets	587	1,715
Property and equipment	67,201	89,565
Long-term franchise agreements and contracts	58,630	4,994
Customer lists	1,527	38,944
Permits and other intangibles	2,403	34,245
Accounts payable and accrued liabilities	(4,159)	(20,382)
Current portion of operating lease liabilities	(53)	(830)
Deferred revenue	(761)	(3,077)
Contingent consideration	(6,000)	(5,000)
Long-term portion of operating lease liabilities	(534)	(885)
Other long-term liabilities	(4,543)	(631)
Deferred income taxes	(1,077)	(9,317)
Total identifiable net assets	124,855	140,611
Goodwill	$36,853	$214,601

Goodwill acquired during the three months ended March 31, 2023 and 2022, totaling $36,853 and $80,455, respectively, is expected to be deductible for tax purposes. The fair value of acquired working capital related to 10 individually immaterial acquisitions completed during the twelve months ended March 31, 2023, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these 10 acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the three months ended March 31, 2023, was $4,164, of which $282 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the three months ended March 31, 2022, was $11,412, of which $2,201 was expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

8.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at March 31, 2023:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$975,058	$(312,988)	$—	$662,070
Customer lists	778,352	(545,232)	—	233,120
Permits and other	782,166	(120,992)	(40,784)	620,390
	2,535,576	(979,212)	(40,784)	1,515,580
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$2,717,189	$(979,212)	$(40,784)	$1,697,193

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the three months ended March 31, 2023 was 25.0 years. The weighted-average amortization period of customer lists acquired during the three months ended March 31, 2023 was 11.5 years.  The weighted-average amortization period of finite-lived permits and other acquired during the three months ended March 31, 2023 was 40.0 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2022:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$916,582	$(297,382)	$—	$619,200
Customer lists	776,719	(527,425)	—	249,294
Permits and other	779,689	(115,095)	(40,784)	623,810
	2,472,990	(939,902)	(40,784)	1,492,304
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$2,654,603	$(939,902)	$(40,784)	$1,673,917

Estimated future amortization expense for the next five years relating to finite-lived intangible assets owned as of March 31, 2023 is as follows:

For the year ending December 31, 2023	$156,320
For the year ending December 31, 2024	$141,755
For the year ending December 31, 2025	$124,919
For the year ending December 31, 2026	$109,325
For the year ending December 31, 2027	$95,730

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

9.LONG-TERM DEBT

The following table presents the Company’s long-term debt at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Revolver under Credit Agreement, bearing interest ranging from 5.77% to 5.92% (a)	$650,587	$614,705
Term loan under Credit Agreement, bearing interest at 5.77% (a)	650,000	650,000
Term loan under Term Loan Agreement, bearing interest at 5.78% (a)	800,000	800,000
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
2.60% Senior Notes due 2030	600,000	600,000
2.20% Senior Notes due 2032	650,000	650,000
3.20% Senior Notes due 2032	500,000	500,000
4.20% Senior Notes due 2033	750,000	750,000
3.05% Senior Notes due 2050	500,000	500,000
2.95% Senior Notes due 2052	850,000	850,000
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2024 to 2036 (a)	36,049	37,232
Finance leases, bearing interest ranging from 1.89% to 2.16%, with lease expiration dates ranging from 2026 to 2027 (a)	10,791	11,464
	6,997,427	6,963,401
Less – current portion	(10,513)	(6,759)
Less – unamortized debt discount and issuance costs	(65,075)	(66,493)
Long-term portion of debt and notes payable	$6,921,839	$6,890,149

____________________

(a)	Interest rates represent the interest rates at March 31, 2023.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Credit Agreement

Details of the Credit Agreement are as follows:

	March 31,	December 31,
	2023	2022
Revolver under Credit Agreement
Available	$1,159,902	$1,193,502
Letters of credit outstanding	$39,511	$41,793
Total amount drawn, as follows:	$650,587	$614,705
Amount drawn – U.S. Term SOFR rate loan	$280,000	$391,000
Interest rate applicable – U.S. Term SOFR rate loan	5.77%	5.42%
Amount drawn – U.S. Term SOFR rate loan	$100,000	$—
Interest rate applicable – U.S. Term SOFR rate loan	5.78%	—%
Amount drawn – U.S. Term SOFR rate loan	$60,000	$—
Interest rate applicable – U.S. Term SOFR rate loan	5.91%	—%
Amount drawn – Canadian bankers’ acceptance	$210,587	$223,705
Interest rate applicable – Canadian bankers’ acceptance	5.92%	5.74%
Commitment – rate applicable	0.09%	0.09%
Term loan under Credit Agreement
Amount drawn – U.S. Term SOFR rate loan	$650,000	$650,000
Interest rate applicable – U.S. Term SOFR rate loan	5.77%	5.42%

In addition to the $39,511 of letters of credit at March 31, 2023 issued and outstanding under the Credit Agreement, the Company has issued and outstanding letters of credit totaling $85,120 under facilities other than the Credit Agreement.

10.SEGMENT REPORTING

The Company’s revenues are generated from the collection, transfer, recycling and disposal of non-hazardous solid waste and the treatment, recovery and disposal of non-hazardous E&P waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

For the three months ended March 31, 2023, the Company managed its operations through the following five geographic solid waste operating segments: Eastern, Southern, Western, Central and Canada.  The Company’s five geographic solid waste operating segments comprise its reportable segments.  Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2023 and 2022, is shown in the following tables:

Three Months Ended		Intercompany	Reported	Segment
March 31, 2023	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$588,233	$(96,815)	$491,418	$119,980
Southern	503,584	(56,544)	447,040	133,271
Western	459,003	(49,000)	410,003	116,301
Central	368,383	(43,497)	324,886	109,813
Canada	253,670	(26,514)	227,156	82,984
Corporate(a)	—	—	—	(2,454)
	$2,172,873	$(272,370)	$1,900,503	$559,895

Three Months Ended		Intercompany	Reported	Segment
March 31, 2022	Revenue	Revenue(b)	Revenue	EBITDA(c)
Eastern	$499,255	$(77,658)	$421,597	$107,788
Southern	431,348	(44,284)	387,064	108,610
Western	389,628	(42,918)	346,710	104,747
Central	309,070	(32,893)	276,177	92,036
Canada	240,215	(25,508)	214,707	84,844
Corporate(a)	—	—	—	(4,702)
	$1,869,516	$(223,261)	$1,646,255	$493,323

____________________

(a)	The majority of Corporate expenses are allocated to the five operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the five operating segments and comprise the net EBITDA of the Company’s Corporate segment for the periods presented.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

The following tables show changes in goodwill during the three months ended March 31, 2023 and 2022, by reportable segment:

	Eastern	Southern	Western	Central	Canada	Total
Balance as of December 31, 2022	$1,805,283	$1,679,091	$768,843	$964,410	$1,684,670	$6,902,297
Goodwill acquired	6,722	—	30,703	398	—	37,823
Goodwill acquisition adjustments	—	(681)	—	—	(289)	(970)
Impact of changes in foreign currency	—	—	—	—	1,417	1,417
Balance as of March 31, 2023	$1,812,005	$1,678,410	$799,546	$964,808	$1,685,798	$6,940,567

	Eastern	Southern	Western	Central	Canada	Total
Balance as of December 31, 2021	$1,607,723	$1,588,467	$539,732	$892,209	$1,559,512	$6,187,643
Goodwill acquired	85,868	—	—	2,795	123,384	212,047
Goodwill acquisition adjustments	—	(97)	2,651	—	—	2,554
Impact of changes in foreign currency	—	—	—	—	25,519	25,519
Balance as of March 31, 2022	$1,693,591	$1,588,370	$542,383	$895,004	$1,708,415	$6,427,763

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three Months Ended
	March 31,
	2023	2022
Eastern segment EBITDA	$119,980	$107,788
Southern segment EBITDA	133,271	108,610
Western segment EBITDA	116,301	104,747
Central segment EBITDA	109,813	92,036
Canada segment EBITDA	82,984	84,844
Subtotal reportable segments	562,349	498,025
Unallocated corporate overhead	(2,454)	(4,702)
Depreciation	(204,059)	(179,950)
Amortization of intangibles	(39,282)	(37,635)
Impairments and other operating items	(1,865)	(1,878)
Interest expense	(68,353)	(41,324)
Interest income	2,715	137
Other income (expense), net	3,174	(3,466)
Income before income tax provision	$252,225	$229,207

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at March 31, 2023 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

At March 31, 2023, the Company’s derivative instruments included four interest rate swap agreements as follows:

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered (a)	Amount	Rate Paid (b)	Received	Effective Date	Expiration Date
August 2017	$200,000	2.1230%	1-month Term SOFR	November 2022	October 2025
June 2018	$200,000	2.8480%	1-month Term SOFR	November 2022	October 2025
June 2018	$200,000	2.8284%	1-month Term SOFR	November 2022	October 2025
December 2018	$200,000	2.7715%	1-month Term SOFR	November 2022	July 2027

____________________

(a)In October 2022, the Company amended the reference rate in all of its outstanding interest rate swap contracts to replace One-Month LIBOR with One-Month Term SOFR and certain credit spread adjustments. The Company did not record any gains or losses upon the conversion of the reference rates in these interest rate swap contracts, and the Company believes these amendments will not have a material impact on its Condensed Consolidated Financial Statements.
(b)Plus applicable margin.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The fair values of derivative instruments designated as cash flow hedges at March 31, 2023, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$14,872	Accrued liabilities	$—
	Other assets, net	9,555
Total derivatives designated as cash flow hedges		$24,427		$—

____________________

(a)Represents the estimated amount of the existing unrealized gains on interest rate swaps at March 31, 2023 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

The fair values of derivative instruments designated as cash flow hedges at December 31, 2022, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$17,906	Accrued liabilities	$—
	Other assets, net	13,901
Total derivatives designated as cash flow hedges		$31,807		$—

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three months ended March 31, 2023 and 2022:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2023	2022		2023	2022
Interest rate swaps	$(2,425)	$32,854	Interest expense	$(2,999)	$3,491

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

12.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of March 31, 2023 and December 31, 2022, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of March 31, 2023 and December 31, 2022, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of March 31, 2023 and December 31, 2022, are as follows:

	Carrying Value at		Fair Value (a) at
	March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022
4.25% Senior Notes due 2028	$500,000	$500,000	$491,500	$470,850
3.50% Senior Notes due 2029	$500,000	$500,000	$466,350	$457,650
2.60% Senior Notes due 2030	$600,000	$600,000	$525,060	$510,540
2.20% Senior Notes due 2032	$650,000	$650,000	$529,490	$514,540
3.20% Senior Notes due 2032	$500,000	$500,000	$444,800	$429,000
4.20% Senior Notes due 2033	$750,000	$750,000	$718,275	$699,450
3.05% Senior Notes due 2050	$500,000	$500,000	$341,300	$343,300
2.95% Senior Notes due 2052	$850,000	$850,000	$570,435	$561,425

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

13.NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$197,813	$180,324
Denominator:
Basic shares outstanding	257,372,942	258,946,933
Dilutive effect of equity-based awards	616,029	614,050
Diluted shares outstanding	257,988,971	259,560,983

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At March 31, 2023 and December 31, 2022, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash is valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash measured at fair value is invested primarily in money market accounts, bank time deposits and U.S. government and agency securities. The Company’s restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted investments measured at fair value are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, were as follows:

	Fair Value Measurement at March 31, 2023 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$24,427	$—	$24,427	$—
Restricted cash	$106,625	$106,625	$—	$—
Restricted investments	$72,784	$—	$72,784	$—
Contingent consideration	$(85,822)	$—	$—	$(85,822)

	Fair Value Measurement at December 31, 2022 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$31,807	$—	$31,807	$—
Restricted cash	$102,727	$102,727	$—	$—
Restricted investments	$66,402	$—	$66,402	$—
Contingent consideration	$(81,415)	$—	$—	$(81,415)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$81,415	$94,308
Contingent consideration recorded at acquisition date	6,000	5,000
Payment of contingent consideration recorded at acquisition date	(1,319)	(3,571)
Adjustments to contingent consideration	(637)	(52)
Interest accretion expense	363	353
Ending balance	$85,822	$96,038

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

15.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31, 2023
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(4,080)	1,081	$(2,999)
Changes in fair value of interest rate swaps	(3,299)	874	(2,425)
Foreign currency translation adjustment	1,682	—	1,682
	$(5,697)	$1,955	$(3,742)

	Three Months Ended March 31, 2022
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$4,750	$(1,259)	$3,491
Changes in fair value of interest rate swaps	44,699	(11,845)	32,854
Foreign currency translation adjustment	34,429	—	34,429
	$83,878	$(13,104)	$70,774

A rollforward of the amounts included in AOCIL, net of taxes, for the three months ended March 31, 2023 and 2022, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2022	$23,378	$(80,208)	$(56,830)
Amounts reclassified into earnings	(2,999)	—	(2,999)
Changes in fair value	(2,425)	—	(2,425)
Foreign currency translation adjustment	—	1,682	1,682
Balance at March 31, 2023	$17,954	$(78,526)	$(60,572)

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2021	$(37,544)	$77,128	$39,584
Amounts reclassified into earnings	3,491	—	3,491
Changes in fair value	32,854	—	32,854
Foreign currency translation adjustment	—	34,429	34,429
Balance at March 31, 2022	$(1,199)	$111,557	$110,358

See Note 11 for further discussion on the Company’s derivative instruments.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

16.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the three-month period ended March 31, 2023, is presented below:

Unvested Shares
Outstanding at December 31, 2022	955,999
Granted	403,026
Forfeited	(13,835)
Vested and issued	(325,490)
Outstanding at March 31, 2023	1,019,700

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the three-month period ended March 31, 2023 was $133.46.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At March 31, 2023 and 2022, the Company had 62,201 and 81,712 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the three-month period ended March 31, 2023, is presented below:

Unvested Shares
Outstanding at December 31, 2022	341,850
Granted	105,581
Vested and issued	(140,498)
Outstanding at March 31, 2023	306,933

During the three months ended March 31, 2023, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2025. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the three-month period ended March 31, 2023 was $133.30.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the three-month period ended March 31, 2023, is presented below:

Vested Shares
Outstanding at December 31, 2022	26,536
Granted	3,945
Outstanding at March 31, 2023	30,481

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the three-month period ended March 31, 2023 was $136.47.

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste RSUs during the three-month period ended March 31, 2023, is presented below:

Outstanding at December 31, 2022	57,829
Cash settled	(5,803)
Outstanding at March 31, 2023	52,026

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  All remaining RSUs were vested as of March 31, 2019.

Share-Based Options

Share-based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share-based options during the three-month period ended March 31, 2023, is presented below:

Outstanding at December 31, 2022	43,570
Cash settled	—
Outstanding at March 31, 2023	43,570

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

each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period, provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the Toronto Stock Exchange (the “TSX”) over the final five trading days of such offering period. The maximum number of shares that may be issued under the ESPP is 1,000,000.  Under the ESPP, employees purchased 14,594 of the Company’s common shares for $1,841 during the three months ended March 31, 2023.  Under the ESPP, employees purchased 12,015 of the Company’s common shares for $1,554 during the three months ended March 31, 2022.

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

For the three months ended March 31, 2023, the Company did not repurchase any common shares pursuant to the NCIB in effect during that period.  For the three months ended March 31, 2022, the Company repurchased 3,388,155 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $424,999.  As of March 31, 2023, the remaining maximum number of shares available for repurchase under the current NCIB was 12,859,066.

Cash Dividend

In November 2022, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.025, from $0.23 to $0.255 per Company common share. Cash dividends of $65,788 and $59,391 were paid during the three months ended March 31, 2023 and 2022, respectively.

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

Company for records, or seek to impose fines on the Company or revoke or deny renewal of an authorization held by the Company, including an operating permit. From time to time, the Company may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills, transfer stations, and E&P waste treatment, recovery and disposal operations, or alleging environmental damage or violations of the permits and licenses pursuant to which the Company operates. The Company uses $1,000 as a threshold for disclosing environmental matters involving potential monetary sanctions.

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of March 31, 2023, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

Jefferson Parish, Louisiana Landfill Litigation

Between June 2016 and December 31, 2020, one of the Company’s subsidiaries, Louisiana Regional Landfill Company (“LRLC”), conducted certain operations at a municipal solid waste landfill known as the Jefferson Parish Landfill (the “JP Landfill”), located in Avondale, Louisiana, near the City of New Orleans. LRLC’s operations were governed by an Operating Agreement, entered into in May 2012 by LRLC under its previous name, IESI LA Landfill Corporation, and the owner of the JP Landfill, Jefferson Parish (the “Parish”).  The Parish also holds the State of Louisiana permit for the operation of the JP Landfill. Aptim Corporation operated the landfill gas collection system at the JP Landfill under a separate contract with the Parish.

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

The putative class actions and the Addison action assert claims for damages from odors allegedly emanating from the JP Landfill. The consolidated putative class action complaint alleges that the JP Landfill released “noxious odors” into the plaintiffs’ properties and the surrounding community and asserts a range of liability theories—nuisance, negligence (since dismissed), and strict liability—against all defendants. The putative class is described as all residents of Jefferson Parish who have sustained legally cognizable damages as a result of odors from the JP Landfill, but the complaint proposes to revise the geographic definition based on further evidence. The putative class plaintiffs seek unspecified damages for nuisance and unidentified property value diminution. The Addison plaintiffs assert claims for nuisance, negligence, and (with respect to the Parish) unconstitutional takings under the Louisiana Constitution; on behalf of two plaintiffs, the Addison complaint also asserts claims for wrongful death and survivorship.

The Court held an eight-day trial on general causation during January and February 2022. General causation was to address the questions of whether the JP Landfill could cause odors and emissions that are able to reach plaintiffs’ properties and whether those odors and emissions could result in the types of medical impacts and nuisance conditions complained of by the putative class and mass action plaintiffs. Among other things, defendants urged the court to find general causation tied to the geographic limits of landfill emissions that may have the potential to cause a nuisance based on air modeling done by defendants’ experts.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

On November 29, 2022, the Court issued a 45-page decision on the general causation trial. The Court concluded that all putative class and mass action plaintiffs established general causation—specifically that emissions and gases from the JP Landfill were capable of causing certain damages alleged by the plaintiffs. The Court held that it only needed to determine the level of exposure necessary to result in injuries and that the level existed somewhere offsite, and that it was not required to delineate this level of exposure within a geographic area. The Court did, however, limit the time period for damages, to between July 2017 and December 2019, and the types of alleged injuries for which the plaintiffs are able to seek damages, to headaches, nausea, vomiting, loss of appetite, sleep disruption, dizziness, fatigue, anxiety and worry, a decrease in quality of life, and loss of enjoyment or use of property. The Addison plaintiffs’ claims of diminution of property value were put on a separate track from these damages and not addressed.

The Court has held several case management conferences since the general causation decision to discuss how to proceed with the class and mass action cases, and the Court has proposed trying certain Addison plaintiffs’ cases on the merits prior to class certification being determined as to the putative class case. The Company has opposed that sequence by motion, and the Court has recognized its objection on the record. Subject to that objection, the Company jointly proposed a case management order with the Addison plaintiffs that allows for fact and expert discovery on a subset of 8-13 Addison plaintiffs who will proceed to trial. The Court adopted and so-ordered that case management order on April 17, 2023, under which trial is scheduled for September 2023.

On April 17, 2023, the Company and the other Defendants filed a petition for a writ of mandamus from the Fifth Circuit Court of Appeals challenging the April 17 case management order’s sequencing of a merits trial before class certification. The Defendants also filed a motion to stay proceedings in the district court until the Fifth Circuit issues a decision on the writ petition. The Fifth Circuit has requested responses from the Plaintiffs and invited a response from the district court, which were due April 26, 2023.

The Company has already obtained dismissal of approximately one third of the original Addison plaintiffs, the number of which now totals 544, and believes it has strong defenses to the merits of the Addison action, including specific causation issues due to other odor sources in the area. The Company also believes it has strong defenses to certification of the putative class actions, although the Court has not yet indicated when it will allow certification to be briefed and decided, and sequencing of that process may be affected by the Fifth Circuit’s decision on the writ petition. The Company is continuing to vigorously defend itself in these lawsuits; however, at this time, the Company is not able to determine the likelihood of any outcome regarding the underlying claims, including the allocation of any potential liability among the Company, the Parish, and Aptim Corporation.

Los Angeles County, California Landfill Expansion Litigation

A.	Chiquita Canyon, LLC Lawsuit Against Los Angeles County

In October 2004, the Company’s subsidiary, Chiquita Canyon, LLC (“CCL”), then under prior ownership, filed an application (the “Application”) with the County of Los Angeles (the “County”) Department of Regional Planning (“DRP”) for a conditional use permit (the “CUP”) to authorize the continued operation and expansion of the Chiquita Canyon Landfill (the “CC Landfill”). The CC Landfill has operated since 1972, and as a regional landfill, accepted approximately 2.6 million tons of materials for disposal and beneficial use in 2022.  The Application requested expansion of the existing waste footprint on CCL’s contiguous property, an increase in maximum elevation, creation of a new entrance and new support facilities, construction of a facility for the County or another third-party operator to host household hazardous waste collection events, designation of an area for mixed organics/composting, and other modifications.

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

Following extensive litigation in 2018 and 2019 on the permissible scope of CCL’s challenge, the Superior Court issued its decision on July 2, 2020, granting CCL’s petition for writ of mandate in part and denying it in part. CCL prevailed with respect to 12 of the challenged conditions, many of which imposed new fees and exactions on the CC Landfill.  On October 11, 2022, CCL and the County entered into a settlement agreement that requires CCL to file a CUP modification application with the County embodying the terms of the settlement agreement.  CCL filed the CUP modification application on November 10, 2022.  If the CUP modification application is approved by the County and certain other contingencies are satisfied, CCL will dismiss this lawsuit.  However, at this time, the Company is not able to determine the likelihood of any outcome in this matter.

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

On January 12, 2018, CCL filed an appeal of the alleged violations in the NOV.  Subsequently, CCL filed additional legal arguments and exhibits contesting the NOV.  On March 6, 2018, a DRP employee designated as hearing officer sustained the NOV, including the $11,600 B&T fee, and imposed an administrative penalty in the amount of $83 and a noncompliance fee of $0.75. A written decision memorializing the hearing officer’s findings and order was issued on July 10, 2018.  On April 13, 2018, CCL filed in the Superior Court of California, County of Los Angeles a Petition for Writ of Administrative Mandamus against the County seeking to overturn the decision sustaining the NOV, contending that the NOV and decision are not supported by the facts or law.  On July 17, 2018, the Court granted CCL leave to pay the $11,600 B&T fee and to amend its Complaint in the CUP lawsuit to reflect the payment under protest, allowing the challenge to the B&T fee under the Mitigation Fee Act to proceed in the CUP lawsuit.  CCL paid the B&T fee under protest on August 10, 2018, and also paid on that date the administrative penalty of $83 and the noncompliance fee of $0.75. The Court indicated that the NOV case would be coordinated with the CUP lawsuit.  On October 11, 2022, CCL and the County entered into the settlement agreement, described above under paragraph A.  If the CUP modification application is approved by the County and certain other contingencies are satisfied, CCL will dismiss this lawsuit.  However, at this time, the Company is not able to determine the likelihood of any outcome in this matter.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

18.SUBSEQUENT EVENTS

Effective April 1, 2023, the Company modified its organizational structure under new regional operating segments as the result of continued growth in the business.  Beginning in the second quarter of 2023, the Company will report revenue and segment EBITDA based on the following six geographic solid waste operating segments: Southern, Eastern, MidSouth, Western, Central and Canada.

On April 24, 2023, the Company announced the departure of Worthing F. Jackman from his role as President and Chief Executive Officer of the Company, effective April 23, 2023. For purposes of Mr. Jackman’s letter agreement dated July 25, 2019, as amended, and the related Separation Benefits Plan as amended and restated July 26, 2022, Mr. Jackman’s departure qualified as a termination without cause.

On April 24, 2023, the Company also announced that Ronald J. Mittelstaedt succeeded Mr. Jackman as the Company’s President and Chief Executive Officer. Mr. Mittelstaedt is the Company’s founder and served as the Company’s Chief Executive Officer from 1997 until July 2019, when he transitioned to the position of Executive Chairman.

On April 26, 2023, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.255 per Company common share. The dividend will be paid on May 24, 2023, to shareholders of record on the close of business on May 10, 2023.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We make statements in this Quarterly Report on Form 10-Q that are forward-looking in nature.  These include:

●	Statements regarding our landfills, including capacity, duration, special projects, demand for and pricing of recyclables, landfill alternatives and related capital expenditures;
●	Discussion of competition, loss of contracts, price increases and additional exclusive and/or long-term collection service arrangements;
●	Forecasts of cash flows necessary for operations and free cash flow to reduce leverage as well as our ability to draw on our credit facility and access the capital markets to refinance or expand;
●	Statements regarding our ability to access capital resources or credit markets;
●	Plans for, and the amounts of, certain capital expenditures for our existing and newly acquired properties and equipment;
●	Statements regarding fuel, oil and natural gas demand, prices, and price volatility;
●	Assessments of regulatory developments and potential changes in environmental, health, safety and tax laws and regulations; and
●	Other statements on a variety of topics such as the coronavirus disease 2019 (“COVID-19”) pandemic, inflation, credit risk of customers, seasonality, labor/pension costs and labor union activity, operational and safety risks, acquisitions, litigation developments and results, goodwill impairments, insurance costs and cybersecurity threats.

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

Environmental, organizational and financial sustainability initiatives have been key components of our success since we were founded in 1997.  We continue to grow and expand these efforts and our disclosure regarding progress towards their achievement as our industry and technology continue to evolve.  To that end, we have committed $500 million to the advancement of long-term, aspirational ESG targets, which have been incorporated into executive compensation metrics. Our investments primarily focus on reducing emissions, increasing resource recovery of both recyclable commodities and clean energy fuels, reducing reliance on off-site disposal for landfill leachate, further improving safety through reduced incidents and enhancing employee engagement through improved voluntary turnover and Servant Leadership scores.  Our 2022 Sustainability Report can be found at www.wasteconnections.com/sustainability but does not constitute a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q.

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

THE COVID-19 PANDEMIC’S IMPACT ON OUR RESULTS OF OPERATIONS

March 11, 2023 marked the three-year anniversary of COVID-19 being declared a global pandemic by the World Health Organization. The related economic disruptions largely associated with closures or restrictions put into effect following the onset of the COVID-19 pandemic in the first quarter of 2020 resulted in declines in solid waste commercial collection, transfer station and landfill volumes, and roll off activity. Throughout the remaining fiscal year 2020 and during 2021, solid waste revenue and reported volumes largely reflected the pace and shape of the closures and subsequent reopening activity, with the timing and magnitude of recovery varying by market.  Most of the impacts to solid waste volumes associated with the pandemic have largely abated, with landfill volumes and roll off pulls returning to pre-pandemic levels.  In certain markets, commercial collection volumes have not returned to pre-pandemic levels. The COVID-19 pandemic also contributed to a decline in demand for and the value of crude oil, which impacted E&P drilling activity and resulted in lower E&P waste revenue during 2020 and 2021. During 2022, E&P waste revenue increased on higher levels of drilling activity in several of the major basins.

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

The impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows in future periods will depend largely on future developments, including the duration and spread of any further outbreaks in the U.S. and Canada, the rate of vaccinations, the severity of COVID-19 variants, the actions to contain such coronavirus variants, and how quickly and to what extent normal economic and operating conditions can resume.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three Months Ended March 31,
	2023		2022
Revenues	$1,900,503	100.0%	$1,646,255	100.0%
Cost of operations	1,146,941	60.3	989,518	60.1
Selling, general and administrative	193,667	10.2	163,414	9.9
Depreciation	204,059	10.8	179,950	11.0
Amortization of intangibles	39,282	2.1	37,635	2.3
Impairments and other operating items	1,865	0.1	1,878	0.1
Operating income	314,689	16.5	273,860	16.6

Interest expense	(68,353)	(3.6)	(41,324)	(2.5)
Interest income	2,715	0.1	137	0.0
Other income (expense), net	3,174	0.2	(3,466)	(0.2)
Income tax provision	(54,389)	(2.8)	(48,839)	(2.9)
Net income	197,836	10.4	180,368	11.0
Net income attributable to noncontrolling interests	(23)	(0.0)	(44)	(0.0)
Net income attributable to Waste Connections	$197,813	10.4%	$180,324	11.0%

Revenues.  Total revenues increased $254.2 million, or 15.4%, to $1.901 billion for the three months ended March 31, 2023, from $1.646 billion for the three months ended March 31, 2022.

During the three months ended March 31, 2023, incremental revenue from acquisitions closed during, or subsequent to, the three months ended March 31, 2022, increased revenues by $132.6 million.

Operations that were divested during, or subsequent to, the three months ended March 31, 2022, decreased revenues by $0.5 million for the three months ended March 31, 2023.

During the three months ended March 31, 2023, the net increase in prices charged to our customers at our existing operations was $183.5 million, consisting of $171.2 million of core price increases and surcharges of $12.3 million.

During the three months ended March 31, 2023, we recognized volume losses totaling $20.5 million, primarily due to lower post-collection volumes in part due to weather impacting our operations in several markets, primarily in our Western segment.

E&P waste revenues at facilities owned during the three months ended March 31, 2023 and 2022 increased $7.8 million due to increases in overall demand for our E&P waste services as a result of increases in drilling and production activity levels in certain basins.

Revenues from sales of recyclable commodities at facilities owned during the three months ended March 31, 2023 and 2022 decreased $29.9 million. The decrease is primarily attributable to lower commodity pricing for old corrugated cardboard, aluminum, plastics and other paper products as compared to the prior period.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $13.7 million for the three months ended March 31, 2023. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7397 and 0.7897 for the three months ended March 31, 2023 and 2022, respectively.

Other revenues decreased $5.1 million during the three months ended March 31, 2023, due primarily to a $4.3 million decrease in landfill gas revenues on lower values for renewable energy credits partially offset by higher landfill gas volumes, as well as a $1.9 million decrease in intermodal revenues, partially offset by a $1.1 million increase in other non-core revenue sources.

Cost of Operations.  Total cost of operations increased $157.4 million, or 15.9%, to $1.147 billion for the three months ended March 31, 2023, from $989.5 million for the three months ended March 31, 2022. The increase was primarily the result of $86.4 million of additional operating costs from acquisitions closed during, or subsequent to, the three months ended March 31, 2022, and an increase in operating costs at our existing operations of $78.1 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $7.1 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in operating costs of $78.1 million, assuming foreign currency parity, at our existing operations for the three months ended March 31, 2023 consisted of an increase in labor and recurring incentive compensation expenses of $34.3 million due primarily to employee pay increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $17.6 million due primarily to increased collection routes and equipment operating hours, container parts and service rate increases, an increase in third-party trucking and transportation expenses of $9.8 million due primarily to higher rates charged by third-party providers, an increase in fuel expense of $8.4 million due to higher diesel and natural gas prices and increased fuel usage, an increase in leachate costs of $3.4 million, an increase in taxes on revenues of $3.2 million as the result of increased revenues, an increase in expenses for auto and workers’ compensation claims of $3.1 million due primarily to increased claims and inflation-led cost increases, an increase in landfill maintenance costs of $2.1 million and $5.2 million of other net expense increases, partially offset by a decrease in supplemental compensation to non-management personnel of $9.0 million associated with the impact of the COVID-19 pandemic that occurred in the prior year period.

Cost of operations as a percentage of revenues increased 0.2 percentage points to 60.3% for the three months ended March 31, 2023, from 60.1% for the three months ended March 31, 2022. The increase as a percentage of revenues consisted of a 0.5 percentage point increase from acquisitions closed during, or subsequent to, the three months ended March 31, 2022 having operating costs as a percentage of revenue higher than our company average, a 0.4 percentage point increase in truck, container, equipment and facility repairs, a 0.2 percentage point increase related to higher labor and recurring incentive compensation expenses, partially offset by a 0.5 percentage point decrease in disposal costs driven by the relative impact of price-driven revenue increases, a 0.3 percentage point decrease in compensation to non-management personnel associated with the impact of the COVID-19 pandemic that occurred in the prior year period and a 0.1 percentage point decrease from all other net changes.

SG&A.  SG&A expenses increased $30.3 million, or 18.5%, to $193.7 million for the three months ended March 31, 2023, from $163.4 million for the three months ended March 31, 2022. The increase was comprised of an increase of $22.2 million, assuming foreign currency parity, at our existing operations and $9.3 million from acquisitions closed during, or subsequent to, the three months ended March 31, 2022, partially offset by a decrease of $1.2 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in SG&A expenses at our existing operations of $22.2 million, assuming foreign currency parity, for the three months ended March 31, 2023 was comprised of an increase in administrative payroll expenses of $7.3 million due primarily to annual pay increases and increased headcount related to growth, an increase in equity-based compensation expenses of $5.1 million associated with our annual recurring grants of restricted share units to our personnel, an increase in deferred compensation expenses of $3.3 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked, a collective increase in travel, meetings, training and community activity expenses of $3.1 million due to increased activity in the current year period due to a reduction in restrictions associated with the COVID-19 pandemic, an increase in professional fees of $3.1 million due primarily to increased legal services, an increase in software license fees of $1.5 million associated with new information technology applications and $2.1 million of other net expense increases, partially offset by a decrease in direct acquisition expenses of $2.5 million due to a decrease in acquisition activity in the current period and a decrease of $0.8 million resulting from the prior year payment of supplemental bonuses to non-management employees associated with the impact of the COVID-19 pandemic that did not reoccur in the current year.

SG&A expenses as a percentage of revenues increased 0.3 percentage points to 10.2% for the three months ended March 31, 2023, from 9.9% for the three months ended March 31, 2022. The increase as a percentage of revenues was primarily attributable to a 0.2 percentage point increase in equity-based compensation expense associated with our annual recurring grants of restricted share units to our personnel, a 0.2 percentage point increase in deferred compensation expense, a 0.2 percentage point increase in travel and meetings costs and a 0.1 percentage point increase in professional services and legal costs, partially offset by a 0.2 percentage point decrease from acquisitions closed during, or subsequent to, the three months ended March 31, 2022 having lower SG&A costs as a percentage of revenue than our company average and a 0.2 percentage point decrease from lower direct acquisitions costs.

Depreciation.  Depreciation expense increased $24.1 million, or 13.4%, to $204.0 million for the three months ended March 31, 2023, from $179.9 million for the three months ended March 31, 2022. The increase was comprised of an increase in depreciation and depletion expense of $18.1 million from acquisitions closed during, or subsequent to, the three months ended March 31, 2022, an increase in depreciation expense of $6.8 million from the impact of additions to our fleet and equipment purchased to support our existing operations and $0.6 million of other net increases, partially offset by a decrease of $1.4 million resulting from a lower average foreign currency exchange rate in effect during the current period.

Depreciation expense as a percentage of revenues decreased 0.2 percentage points to 10.8% for the three months ended March 31, 2023, from 11.0% for the three months ended March 31, 2022. The decrease as a percentage of revenues was primarily attributable to the impact of price-driven revenue increases in our solid waste services.

Amortization of Intangibles.  Amortization of intangibles expense increased $1.7 million, or 4.4%, to $39.3 million for the three months ended March 31, 2023, from $37.6 million for the three months ended March 31, 2022. The increase was the result of $8.3 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended March 31, 2022, partially offset by a decrease of $6.2 million from certain intangible assets becoming fully amortized subsequent to March 31, 2022, and a decrease of $0.4 million resulting from a lower average foreign currency exchange rate in effect during the current period.

Amortization of intangibles expense as a percentage of revenues decreased 0.2 percentage points to 2.1% for the three months ended March 31, 2023, from 2.3% for the three months ended March 31, 2022. The decrease as a percentage of revenues was attributable to the impact of price-driven revenue increases in our solid waste services.

Impairments and Other Operating Items.  Impairments and other operating items remained unchanged, with net losses totaling $1.9 million for the three months ended March 31, 2023 and 2022.

The net losses of $1.9 million recorded during the three months ended March 31, 2023 resulted from disposal of property and equipment.

The net losses of $1.9 million recorded during the three months ended March 31, 2022 consisted of $3.6 million of charges to terminate or write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to their original estimated termination date, partially offset by net gains of $1.7 million from disposal of property and equipment.

Operating Income.  Operating income increased $40.8 million, or 14.9%, to $314.7 million for the three months ended March 31, 2023, from $273.9 million for the three months ended March 31, 2022.

The increase in our operating income for the three months ended March 31, 2023 was due primarily to price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the three months ended March 31, 2022 and an increase in earnings at our E&P waste operations, partially offset by lower recyclable commodity pricing in the period.

Operating income as a percentage of revenues decreased 0.1 percentage points to 16.5% for the three months ended March 31, 2023, from 16.6% for the three months ended March 31, 2022.  The decrease as a percentage of revenues was comprised of a 0.3 percentage point increase in SG&A expense, a 0.2 percentage point increase in our costs of operations, partially offset by a 0.2 percentage point decrease in depreciation expense and a 0.2 percentage point decrease in amortization expense.

Interest Expense.  Interest expense increased $27.1 million, or 65.4%, to $68.4 million for the three months ended March 31, 2023, from $41.3 million for the three months ended March 31, 2022. The increase was primarily attributable to an increase of $11.3 million due to an increase in the average borrowings outstanding under our Term Loan Agreement, an increase of $10.8 million from the issuance of $1.250 billion of senior unsecured notes during, or subsequent to, the three months ended March 31, 2022 and an increase of $5.9 million from higher interest rates on borrowings outstanding under our Credit Agreement, partially offset by $0.9 million of other net expense decreases.

Interest Income.  Interest income increased $2.6 million to $2.7 million for the three months ended March 31, 2023, from $0.1 million for the three months ended March 31, 2022. The increase was primarily attributable to higher average investment rates in the current period.

Other Income (Expense), Net.  Other income (expense), net increased $6.7 million, to an income total of $3.2 million for the three months ended March 31, 2023, from an expense total of $3.5 million for the three months ended March 31, 2022.

Other income of $3.2 million recorded during the three months ended March 31, 2023 consisted of increases in other income of $1.9 million derived from higher interest rates in the current period on restricted cash and $1.3 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations.

Other expense of $3.5 million recorded during the three months ended March 31, 2022 consisted of $1.9 million from a decline in the value of investments purchased to fund our employee deferred compensation obligations, a $1.0 million adjustment to increase certain acquisition-related accrued liabilities recorded in prior periods and $0.6 million of other net expenses.

Income Tax Provision.  Income taxes increased $5.6 million, to $54.4 million for the three months ended March 31, 2023, from $48.8 million for the three months ended March 31, 2022. Our effective tax rate for the three months ended March 31, 2023 was 21.6%. Our effective tax rate for the three months ended March 31, 2022 was 21.3%.

The income tax provision for the three months ended March 31, 2023 included a benefit of $2.7 million from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

	Three Months Ended March 31,
	2023	2022
Commercial	$602,279	$499,676
Residential	514,053	440,288
Industrial and construction roll off	318,315	259,488
Total collection	1,434,647	1,199,452
Landfill	343,433	299,765
Transfer	273,521	217,957
Recycling	31,301	63,094
E&P	51,759	43,555
Intermodal and other	38,212	45,693
Intercompany	(272,370)	(223,261)
Total	$1,900,503	$1,646,255

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

Three Months Ended			EBITDA	Depreciation and
March 31, 2023	Revenue	EBITDA (b)	Margin	Amortization
Eastern	$491,418	$119,980	24.4%	$69,646
Southern	447,040	133,271	29.8%	51,103
Western	410,003	116,301	28.4%	48,689
Central	324,886	109,813	33.8%	40,153
Canada	227,156	82,984	36.5%	29,992
Corporate(a)	—	(2,454)	—	3,758
	$1,900,503	$559,895	29.5%	$243,341

Three Months Ended			EBITDA	Depreciation and
March 31, 2022	Revenue	EBITDA (b)	Margin	Amortization
Eastern	$421,597	$107,788	25.6%	$65,284
Southern	387,064	108,610	28.1%	47,572
Western	346,710	104,747	30.2%	36,563
Central	276,177	92,036	33.3%	35,026
Canada	214,707	84,844	39.5%	27,364
Corporate(a)	—	(4,702)	—	5,776
	$1,646,255	$493,323	30.0%	$217,585

(a)	The majority of Corporate expenses are allocated to the five operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the five operating segments and comprise the net EBITDA for our Corporate segment for the periods presented.
(b)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in our most recent Annual Report on Form 10-K.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 10 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue, EBITDA and depreciation, depletion and amortization for our reportable segments for the three month period ended March 31, 2023, compared to the three month period ended March 31, 2022, are discussed below.

Effective April 1, 2023, we modified our organizational structure under new regional operating segments.  See “Subsequent Events” in Note 18 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Eastern

Revenue increased $69.8 million to $491.4 million for the three months ended March 31, 2023, from $421.6 million for the three months ended March 31, 2022, due to price increases, contributions from acquisitions, and an increase in roll off volume, partially offset by decreased post-collection volumes, decreased residential collection volumes, lower prices for recyclable commodities and decreased recycle commodity volumes.

EBITDA increased $12.2 million to $120.0 million, or a 24.4% EBITDA margin for the three months ended March 31, 2023, from $107.8 million, or a 25.6% EBITDA margin for the three months ended March 31, 2022. The decrease in our EBITDA margin was due primarily to the impact of acquisitions having lower EBITDA margins than our segment average, increased labor costs, increased third-party trucking and transportation expenses, higher costs associated with increased rates for truck, container, and facility repair parts and services, increased diesel fuel expenses driven by higher pricing, higher leachate and other landfill maintenance costs, an increase in professional fees driven by legal costs, and an increase in the average auto and workers’ compensation claim cost, partially offset by lower recycle commodity rebates driven by lower average commodity pricing.

Depreciation, depletion and amortization expense increased $4.3 million, to $69.6 million for the three months ended March 31, 2023, from $65.3 million for the three months ended March 31, 2022, due to assets acquired in acquisitions, additions to our fleet and equipment and higher depletion expense due to higher landfill development costs increasing our per ton landfill depletion rates, net of lower landfill volumes.

Southern

Revenue increased $59.9 million to $447.0 million for the three months ended March 31, 2023, from $387.1 million for the three months ended March 31, 2022, due to solid waste price increases, contributions from acquisitions, increased E&P waste revenues attributable to increases in the demand for our E&P waste services and increased landfill volumes in our Florida market driven by the impact of Hurricane Ian on construction and demolition activity, partially offset by lower residential collection volumes due to the purposeful non-renewal of a collection contract during the prior year period and a decrease in recyclable commodity prices as compared to the prior year.

EBITDA increased $24.7 million to $133.3 million, or a 29.8% EBITDA margin for the three months ended March 31, 2023, from $108.6 million, or a 28.1% EBITDA margin for the three months ended March 31, 2022. The increase in our EBITDA margin was due to price-led increases in solid waste revenue, contribution from the aforementioned hurricane-driven construction and demolition activity increasing post-collection volumes, increased earnings at our E&P waste operations, the impact of acquisitions having higher EBITDA margins than our segment average, and the purposeful non-renewal of a residential contract, partially offset by higher labor costs, an increase in costs for truck, container, and facility repair, increased diesel and natural gas fuel expenses, an increase in trucking costs, higher legal costs, an increase in auto and workers’ compensation claim costs, and increased leachate expense.

Depreciation, depletion and amortization expense increased $3.5 million, to $51.1 million for the three months ended March 31, 2023, from $47.6 million for the three months ended March 31, 2022, due to assets acquired in acquisitions, additions to our fleet and equipment and higher depletion expense due to increased landfill volumes and higher landfill development costs increasing our per ton landfill depletion rates, partially offset by a reduction in amortization expense associated with the loss of certain residential service contracts.

Western

Revenue increased $63.3 million to $410.0 million for the three months ended March 31, 2023, from $346.7 million for the three months ended March 31, 2022, due to contributions from acquisitions, price increases, partially offset by decreased roll off and post-collection volumes driven by significant weather events, a decrease in the price of recyclable commodities as compared to the prior year period, and lower intermodal revenue.

EBITDA increased $11.6 million to $116.3 million, or a 28.4% EBITDA margin for the three months ended March 31, 2023, from $104.7 million, or a 30.2% EBITDA margin for the three months ended March 31, 2022. The decrease in our EBITDA margin was due to the impact of acquisitions having lower EBITDA margins than our segment average, higher labor costs due primarily to wage increases, an increase in costs for truck, container and facility repairs, increased diesel and natural gas fuel expenses, increased taxes on higher revenues, higher disposal costs driven by rate increases, partially offset by lower real estate rental costs and the benefits from price-led increases in revenue.

Depreciation, depletion and amortization expense increased $12.1 million, to $48.7 million for the three months ended March 31, 2023, from $36.6 million for the three months ended March 31, 2022, due to assets acquired in acquisitions and additions to our fleet and equipment.

Central

Revenue increased $48.7 million to $324.9 million for the three months ended March 31, 2023, from $276.2 million for the three months ended March 31, 2022, due to price increases, contributions from acquisitions, partially offset by a decrease in the value of recyclable commodities compared to the prior year period.

EBITDA increased $17.8 million to $109.8 million, or a 33.8% EBITDA margin for the three months ended March 31, 2023, from $92.0 million, or a 33.3% EBITDA margin for the three months ended March 31, 2022. The increase in our EBITDA margin was due to the benefits from price-led increases in revenue, partially offset by acquisitions having EBITDA margins lower than our segment average, increased labor costs related primarily to wage increases, an increase in the costs of truck, container and facility repairs, increased diesel and natural gas fuel expenses, higher taxes paid on increased revenues, an increase in trucking costs, higher disposal fees driven by rate increases, and higher recycle processing fees paid driven by a decrease in recyclable commodity prices.

Depreciation, depletion and amortization expense increased $5.2 million, to $40.2 million for the three months ended March 31, 2023, from $35.0 million for the three months ended March 31, 2022, due to assets acquired in acquisitions, additions to our fleet and equipment and higher depletion expense due to higher landfill development costs increasing our per ton landfill depletion rates.

Canada

Revenue increased $12.5 million to $227.2 million for the three months ended March 31, 2023, from $214.7 million for the three months ended March 31, 2022, due to price increases, contributions from acquisitions, partially offset by a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, lower prices for renewable energy credits associated with the generation of landfill gas, lower landfill volumes driven by decreased special waste, and lower prices for recyclable commodities as compared to the prior year period.

EBITDA decreased $1.8 million to $83.0 million, or a 36.5% EBITDA margin for the three months ended March 31, 2023, from $84.8 million, or a 39.5% EBITDA margin for the three months ended March 31, 2022. The decrease in our EBITDA margin was due to acquisitions having EBITDA margins lower than our segment average, increased disposal expenses, higher labor costs, increased allocated overhead costs from our corporate segment, and increased bad debt costs, partially offset by lower recyclable commodity rebate expenses driven by a decrease in recyclable commodity prices as compared to prior year.

Depreciation, depletion and amortization expense increased $2.6 million, to $30.0 million for the three months ended March 31, 2023, from $27.4 million for the three months ended March 31, 2022, due to assets acquired in acquisitions and additions to our fleet and equipment, partially offset by a decrease in depletion expense due to lower landfill disposal volumes and a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

Corporate

EBITDA increased $2.2 million, to a loss of $2.5 million for the three months ended March 31, 2023, from a loss of $4.7 million for the three months ended March 31, 2022. The increase was due to compensation to non-management personnel associated with the impact of the COVID-19 pandemic that occurred in the prior year period that did not reoccur, increased allocation of costs to our operating segments driven by overall higher corporate expenses, lower costs associated with a decreased number of acquisitions when compared to prior year, partially offset by increased equity-based compensation expense associated with our annual recurring grants of restricted share units to our personnel, increased deferred compensation expenses, higher bad debt costs driven by increased revenue and acquisitions, and increased costs due to increased travel and meetings.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth cash flow information for the three months ended March 31, 2023 and 2022 (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by operating activities	$442,358	$440,897
Net cash used in investing activities	(317,759)	(489,881)
Net cash provided by (used in) financing activities	(65,424)	292,058
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(54)	595
Net increase in cash, cash equivalents and restricted cash	59,121	243,669
Cash, cash equivalents and restricted cash at beginning of period	181,364	219,615
Cash, cash equivalents and restricted cash at end of period	$240,485	$463,284

Operating Activities Cash Flows

For the three months ended March 31, 2023, net cash provided by operating activities was $442.3 million. For the three months ended March 31, 2022, net cash provided by operating activities was $440.9 million. The $1.4 million increase was due primarily to the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $46.3 million from an increase in net income, excluding depreciation, amortization of intangibles, share-based compensation, adjustments to and payments of contingent consideration recorded in earnings and loss on disposal of assets and impairments, due primarily to price increases, earnings from acquisitions closed during, or subsequent to, the three months ended March 31, 2022, a decrease in compensation to non-management personnel associated with the impact of the COVID-19 pandemic that occurred in the three months ended March 31, 2022 that did not reoccur in the current period, and an increase in earnings at our E&P waste operations.
2)	Prepaid expenses – Our increase in net cash provided by operating activities was favorably impacted by $39.8 million from prepaid expenses as changes in prepaid expenses resulted in an increase to operating cash flows of $18.6 million for the three months ended March 31, 2023, compared to a decrease to operating cash flows of $21.2 million for the three months ended March 31, 2022. The increase for the three months ended March 31, 2023 was due primarily to decreased prepaid income tax payments and lower payments of annual insurance premiums. The decrease for the three months ended March 31, 2022 was due primarily to increases in prepaid income tax payments and prepaid vendor payments.
3)	Accounts receivable – Our increase in net cash provided by operating activities was favorably impacted by $32.2 million from accounts receivable as changes in accounts receivable resulted in an increase to operating cash flows of $21.0 million for the three months ended March 31, 2023, compared to a decrease to operating cash flows of $11.2 million for the three months ended March 31, 2022. The increase for the three months ended March 31, 2023 was due to one additional collection day in the period, partially offset by increases in revenue, which remained as outstanding receivables at March 31, 2023. The decrease for the three months ended March 31, 2022 was due to increases in revenues, which remained as outstanding receivables at March 31, 2022.
4)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was unfavorably impacted by $96.5 million from accounts payable and accrued liabilities as changes in accounts payable and accrued liabilities resulted in a decrease to operating cash flows of $92.9 million for the three months ended March 31, 2023, compared to an increase to operating cash flows of $3.6 million for the three months ended March 31, 2022. The decrease for the three months ended March 31, 2023 was due primarily to outstanding obligations to vendors and accrued annual management bonus compensation as of December 31, 2022 that were paid in the current period. The increase for the three months ended March 31, 2022 was due primarily to increases in operating expenses during the period which remained as outstanding obligations at March 31, 2022.
5)	Deferred income taxes — Our increase in net cash provided by operating activities was unfavorably impacted by $10.2 million from deferred income taxes as changes in deferred income taxes resulted in an increase to operating cash flows of $28.2 million for the three months ended March 31, 2023, compared to an increase to operating cash flows of $38.4 million for the three months ended March 31, 2022. For both comparative periods, the increase in deferred taxes was primarily due to accelerated tax depreciation from capital expenditures.
6)	Deferred revenue — Our increase in net cash provided by operating activities was unfavorably impacted by $5.8 million from deferred revenue as changes in deferred revenue resulted in an increase to operating cash flows of $10.8 million for the three months ended March 31, 2023, compared to an increase to operating cash flows of $16.6 million for the three months ended March 31, 2022. For both comparative periods, deferred revenue increased due to price increases on our advanced billed residential and commercial collection services.

At March 31, 2023, we had a working capital deficit of $248.9 million, including cash and equivalents of $133.9 million.  Our working capital increased $146.1 million from a working capital deficit of $395.0 million at December 31, 2022 including cash and equivalents of $78.6 million, due primarily to an increase in cash balances and decreases in accounts payable and accrued liabilities driven by the timing of payments for obligations to vendors and accrued annual management bonus compensation that were outstanding as of December 31, 2022, partially offset by decreased accounts receivable, a decrease in prepaid income tax and lower prepaid insurance costs. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $172.1 million to $317.8 million for the three months ended March 31, 2023, from $489.9 million for the three months ended March 31, 2022. The significant components of the decrease included the following:

1)	A decrease in cash paid for acquisitions of $210.6 million; less
2)	An increase in capital expenditures at operations acquired during the comparative periods of $12.9 million due to expenditures for landfill site costs, trucks and equipment;
3)	An increase in capital expenditures at operations owned in the comparable periods of $10.6 million due to increases in trucks, equipment and landfill site costs; and
4)	A decrease in proceeds from disposal of assets of $13.8 million due to lower disposal of non-strategic assets to provide funding toward new capital expenditures.

Financing Activities Cash Flows

Net cash used in financing activities increased $357.5 million to $65.4 million for the three months ended March 31, 2023, from net cash provided by financing activities of $292.1 million for the three months ended March 31, 2022. The significant components of the increase included the following:

1)	An increase from the net change in long-term borrowings of $782.9 million in which long-term borrowings increased $17.3 million during the three months ended March 31, 2023 and increased $800.2 million during the three months ended March 31, 2022;
2)	An increase from higher cash dividends paid of $6.4 million due primarily to an increase in our quarterly dividend rate for the three months ended March 31, 2023 to $0.255 per share, from $0.23 per share for the three months ended March 31, 2022; and
3)	An increase in tax withholdings related to net share settlements of equity-based compensation of $5.7 million due to an increase in the value of equity-based compensation awards vesting; less
4)	A decrease from lower payments to repurchase our common shares of $425.0 million that occurred in the three months ended March 31, 2022; and
5)	A decrease from costs incurred for the issuance of debt of $4.4 million from the issuance of $500 million of senior unsecured notes during the three months ended March 31, 2022.

On July 26, 2022, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 12,859,066 of our common shares during the period of August 10, 2022 to August 9, 2023 or until such earlier time as the NCIB is completed or terminated at our option. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Executive Vice President and Chief Financial Officer at (832) 442-2200.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of our common shares and overall market conditions. All common shares purchased under the NCIB will be immediately cancelled following their repurchase.  Information regarding our NCIB can be found under the section “Normal Course Issuer Bid” in Note 16 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis.  In November 2022, we announced that our Board of Directors increased our regular quarterly cash dividend by $0.025, from $0.230 to $0.255 per share.  Cash dividends of $65.8 million and $59.4 million were paid during the three months ended March 31, 2023 and 2022, respectively. We cannot assure as to the amounts or timing of future dividends.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

We made $174.5 million in capital expenditures for property and equipment, net of proceeds from disposal of assets, during the three months ended March 31, 2023, and we expect to make total capital expenditures for property and equipment of approximately $895 million in 2023, net of proceeds from disposal of assets.  We have funded and intend to fund the balance of our planned 2023 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and solid waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital. Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

At March 31, 2023, $650.0 million under the term loan and $650.6 million under the revolving credit facility were outstanding under the Credit Agreement, exclusive of outstanding standby letters of credit of $39.5 million. We also had $85.1 million of letters of credit issued and outstanding at March 31, 2023 under a facility other than the Credit Agreement.  Our Credit Agreement matures in July 2026.  At March 31, 2023, $800.0 million under the term loan was outstanding under the Term Loan Agreement, which matures in July 2026.

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

At March 31, 2023, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$6,997,427	$10,513	$13,915	$2,111,561	$4,861,438
Cash interest payments	$2,477,936	$268,799	$540,949	$355,279	$1,312,909
Contingent consideration	$102,903	$64,489	$3,224	$3,224	$31,966
Operating leases	$240,989	$31,011	$62,200	$44,434	$103,344
Final capping, closure and post-closure	$1,787,714	$16,633	$14,514	$15,399	$1,741,168

____________________

Long-term debt payments include:

1)	$650.6 million in principal payments due July 2026 related to our revolving credit facility under our Credit Agreement. We may elect to draw amounts on our Credit Agreement in U.S. dollar Term SOFR rate loans, U.S. dollar base rate loans, Canadian-based bankers’ acceptances or BA equivalent notes, and Canadian dollar prime rate loans. At March 31, 2023, $440.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. Term SOFR rate loans, which bear interest at the Term SOFR rate plus the applicable margin (for a total rate ranging from 5.77% to 5.91% on such date). At March 31, 2023, $210.6 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, which bear interest at the Canadian Dollar Offered Rate plus the applicable acceptance fee (for a total rate of 5.92% on such date).
2)	$650.0 million in principal payments due July 2026 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or Term SOFR loans. At March 31, 2023, all amounts outstanding under the term loan were in Term SOFR loans which bear interest at the Term SOFR rate plus the applicable margin (for a total rate of 5.77% on such date).
3)	$800.0 million in principal payments due July 2026 related to our term loan under our Term Loan Agreement. Outstanding amounts on the term loan can be either base rate loans or Term SOFR loans. At March 31, 2023, all amounts outstanding under the term loan were in Term SOFR loans which bear interest at the Term SOFR rate plus the applicable margin (for a total rate of 5.78% on such date).
4)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
5)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
6)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
7)	$650.0 million in principal payments due 2032 related to our 2032 Senior Notes. The 2032 Senior Notes bear interest at a rate of 2.20%.
8)	$500.0 million in principal payments due 2032 related to our New 2032 Senior Notes. The New 2032 Senior Notes bear interest at a rate of 3.20%.
9)	$750.0 million in principal payments due 2033 related to our 2033 Senior Notes. The 2033 Senior Notes bear interest at a rate of 4.20%.
10)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
11)	$850.0 million in principal payments due 2052 related to our 2052 Senior Notes. The 2052 Senior Notes bear interest at a rate of 2.95%.
12)	$36.0 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at March 31, 2023, and have maturity dates ranging from 2024 to 2036.
13)	$10.8 million in principal payments related to our financing leases. Our financing leases bear interest at rates between 1.89% and 2.16% at March 31, 2023, and have expiration dates ranging from 2026 to 2027.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the Term SOFR rate plus the applicable Term SOFR margin, the base rate plus the applicable base rate margin, the Canadian Dollar Offered Rate plus the applicable acceptance fee and the Canadian prime rate plus the applicable prime rate margin at March 31, 2023. We assumed the Credit Agreement is paid off when it matures in July 2026.
2)	We calculated cash interest payments on the Term Loan Agreement using the Term SOFR rate plus the applicable Term SOFR margin at March 31, 2023. We assumed the Term Loan Agreement is paid off when it matures in July 2026.

3)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Term SOFR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $85.8 million recorded as liabilities in our Condensed Consolidated Financial Statements at March 31, 2023, and $17.1 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$175,812	$135,943	$39,163	$706	$—

____________________

(1)	We are party to unconditional purchase obligations. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At March 31, 2023, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 56.0 million gallons remaining to be purchased for a total of $175.8 million. The current fuel purchase contracts expire on or before December 31, 2026. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2023, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P waste operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $1.486 billion and $1.447 billion at March 31, 2023 and December 31, 2022, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2023, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the three month periods ended March 31, 2023 and 2022, at all of our landfills during the respective period, is shown below (tons in thousands):

	Three Months Ended March 31,
	2023		2022
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	94	11,681	89	10,987
Operated landfills	7	160	5	150
	101	11,841	94	11,137

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a liquidity measure in the solid waste industry. We calculate adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and periodic distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to evaluate the liquidity of our business operations. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the three month periods ended March 31, 2023 and 2022, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by operating activities	$442,358	$440,897
Plus: Change in book overdraft	5,421	87
Plus: Proceeds from disposal of assets	1,260	15,012
Less: Capital expenditures for property and equipment	(175,786)	(152,318)
Adjustments:
Cash received for divestitures (a)	—	(5,671)
Transaction-related expenses (b)	1,249	23,404
Pre-existing Progressive Waste share-based grants (c)	(2)	76
Tax effect (d)	(519)	(1,110)
Adjusted free cash flow	$273,981	$320,377

____________________

(a)	Reflects the elimination of cash received in conjunction with the divestiture of certain operations.
(b)	Reflects the addback of acquisition-related transaction costs and the settlement of an acquired tax liability.
(c)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.
(d)	The aggregate tax effect of footnotes (a) through (c) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three month periods ended March 31, 2023 and 2022, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2023	2022
Net income attributable to Waste Connections	$197,813	$180,324
Plus: Net income attributable to noncontrolling interests	23	44
Plus: Income tax provision	54,389	48,839
Plus: Interest expense	68,353	41,324
Less: Interest income	(2,715)	(137)
Plus: Depreciation and amortization	243,341	217,585
Plus: Closure and post-closure accretion	4,520	4,096
Plus: Impairments and other operating items	1,865	1,878
Plus (less): Other expense (income), net	(3,174)	3,466
Adjustments:
Plus: Transaction-related expenses (a)	2,081	4,540
Plus: Fair value changes to equity awards (b)	373	161
Adjusted EBITDA	$566,869	$502,120

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as valuation measures in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three month periods ended March 31, 2023 and 2022, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Reported net income attributable to Waste Connections	$197,813	$180,324
Adjustments:
Amortization of intangibles (a)	39,282	37,635
Impairments and other operating items (b)	1,865	1,878
Transaction-related expenses (c)	2,081	4,540
Fair value changes to equity awards (d)	373	161
Tax effect (e)	(11,024)	(11,092)
Adjusted net income attributable to Waste Connections	$230,390	$213,446

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.77	$0.69
Adjusted net income	$0.89	$0.82

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects adjustments for impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	The aggregate tax effect of the adjustments in footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.

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

At March 31, 2023, our derivative instruments included four interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

		Fixed	Variable
	Notional	Interest	Interest Rate		Expiration
Date Entered (a)	Amount	Rate Paid (b)	Received	Effective Date	Date
August 2017	$200,000	2.1230%	1-month Term SOFR	November 2022	October 2025
June 2018	$200,000	2.8480%	1-month Term SOFR	November 2022	October 2025
June 2018	$200,000	2.8284%	1-month Term SOFR	November 2022	October 2025
December 2018	$200,000	2.7715%	1-month Term SOFR	November 2022	July 2027

____________________

(a)	In October 2022, we amended the reference rate in all of our outstanding interest rate swap contracts to replace One-Month LIBOR with One-Month Term SOFR and certain credit spread adjustments. We did not record any gains or losses upon the conversion of the reference rates in these interest rate swap contracts, and we believe these amendments will not have a material impact on our Condensed Consolidated Financial Statements.
(b)	Plus applicable margin.

Under derivatives and hedging guidance, the interest rate swap agreements are considered cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at March 31, 2023 and December 31, 2022, of $1.300 billion and $1.115 billion, respectively, including floating rate debt under our Credit Agreement and Term Loan Agreement. A one percentage point increase in interest rates on our variable-rate debt at March 31, 2023 and December 31, 2022, would decrease our annual pre-tax income by approximately $13.0 million and $11.1 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At March 31, 2023, we had no fuel hedge agreements in place; however, we have entered into fixed price diesel fuel purchase contracts for 2023 as described below.

For the year ending December 31, 2023, we expect to purchase approximately 89.3 million gallons of diesel fuel, of which 47.0 million gallons will be purchased at market prices and 42.3 million gallons will be purchased under our fixed price diesel fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the nine month period of April 1, 2023 to December 31, 2023, we expect to purchase approximately 35.2 million gallons of diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of diesel fuel over the remaining nine months in 2023 would decrease our pre-tax income during this period by approximately $3.5 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the three months ended March 31, 2023 and 2022, would have had a $3.1 million and $6.1 million impact on revenues for the three months ended March 31, 2023 and 2022, respectively.

We have operations in Canada and, where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating costs. However, the impact of foreign currency has not materially affected our results of operations in 2023 or 2022. A $0.01 change in the Canadian dollar to U.S. dollar exchange rate would impact our annual revenue and EBITDA by approximately $13.0 million and $5.0 million, respectively.

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

Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded as of March 31, 2023, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Information regarding our legal proceedings can be found in Note 17 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 6.Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2017)
3.2	Articles of Amalgamation (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 7, 2016)
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 7, 2016)
3.4	By-law No. 1 of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed on June 7, 2016)
10.1 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Matthew S. Black, effective March 30, 2023
10.2 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and David G. Eddie, effective March 30, 2023
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
+	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: April 27, 2023	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
President and Chief Executive Officer

Date: April 27, 2023	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Executive Vice President and Chief Financial Officer