Form 10-Q
period 2023-06-30
Waste Connections, Inc.
filed 2023-08-03
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of July 21, 2023: 257,630,679 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and equivalents	$91,712	$78,637
Accounts receivable, net of allowance for credit losses of $22,710 and $22,939 at June 30, 2023 and December 31, 2022, respectively	855,479	833,862
Prepaid expenses and other current assets	164,485	205,146
Total current assets	1,111,676	1,117,645

Restricted cash	112,623	102,727
Restricted investments	73,075	68,099
Property and equipment, net	7,030,118	6,950,915
Operating lease right-of-use assets	248,967	192,506
Goodwill	6,992,466	6,902,297
Intangible assets, net	1,659,645	1,673,917
Other assets, net	130,957	126,497
Total assets	$17,359,527	$17,134,603
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$539,216	$638,728
Book overdraft	15,411	15,645
Deferred revenue	341,408	325,002
Accrued liabilities	452,949	431,247
Current portion of operating lease liabilities	32,747	35,170
Current portion of contingent consideration	71,065	60,092
Current portion of long-term debt and notes payable	10,699	6,759
Total current liabilities	1,463,495	1,512,643

Long-term portion of debt and notes payable	6,681,384	6,890,149
Long-term portion of operating lease liabilities	224,566	165,462
Long-term portion of contingent consideration	21,344	21,323
Deferred income taxes	1,048,986	1,013,742
Other long-term liabilities	460,295	417,640
Total liabilities	9,900,070	10,020,959

Commitments and contingencies (Note 18)

Equity:
Common shares: 257,614,671 shares issued and 257,555,015 shares outstanding at June 30, 2023; 257,211,175 shares issued and 257,145,716 shares outstanding at December 31, 2022	3,274,564	3,271,958
Additional paid-in capital	255,667	244,076
Accumulated other comprehensive loss	(1,081)	(56,830)
Treasury shares: 59,656 and 65,459 shares at June 30, 2023 and December 31, 2022, respectively	—	—
Retained earnings	3,925,376	3,649,494
Total Waste Connections’ equity	7,454,526	7,108,698
Noncontrolling interest in subsidiaries	4,931	4,946
Total equity	7,459,457	7,113,644
Total liabilities and equity	$17,359,527	$17,134,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$2,021,095	$1,816,435	$3,921,598	$3,462,690
Operating expenses:
Cost of operations	1,197,349	1,087,892	2,344,290	2,077,410
Selling, general and administrative	216,385	168,404	410,052	331,818
Depreciation	213,322	188,937	417,380	368,887
Amortization of intangibles	39,052	37,462	78,335	75,098
Impairments and other operating items	10,859	4,150	12,724	6,028
Operating income	344,128	329,590	658,817	603,449

Interest expense	(67,545)	(45,079)	(135,898)	(86,404)
Interest income	1,338	652	4,053	790
Other income (expense), net	(200)	(2,649)	2,974	(6,114)
Income before income tax provision	277,721	282,514	529,946	511,721

Income tax provision	(68,551)	(58,307)	(122,940)	(107,146)
Net income	209,170	224,207	407,006	404,575
Plus (less): Net loss (income) attributable to noncontrolling interests	38	(133)	15	(177)
Net income attributable to Waste Connections	$209,208	$224,074	$407,021	$404,398

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.81	$0.87	$1.58	$1.57
Diluted	$0.81	$0.87	$1.58	$1.57

Shares used in the per share calculations:
Basic	257,596,993	257,179,434	257,485,587	257,555,033
Diluted	258,110,491	257,736,745	258,050,350	258,140,714

Cash dividends per common share	$0.255	$0.230	$0.510	$0.460

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$209,170	$224,207	$407,006	$404,575

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(4,754)	3,646	(8,834)	8,396
Changes in fair value of interest rate swaps	16,490	2,591	13,191	47,290
Foreign currency translation adjustment	50,865	(73,504)	52,547	(39,075)
Other comprehensive income (loss), before tax	62,601	(67,267)	56,904	16,611
Income tax expense related to items of other comprehensive income (loss)	(3,110)	(1,653)	(1,155)	(14,757)
Other comprehensive income (loss), net of tax	59,491	(68,920)	55,749	1,854
Comprehensive income	268,661	155,287	462,755	406,429
Plus (less): Comprehensive loss (income) attributable to noncontrolling interests	38	(133)	15	(177)
Comprehensive income attributable to Waste Connections	$268,699	$155,154	$462,770	$406,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2022	257,145,716	$3,271,958	$244,076	$(56,830)	65,459	$—	$3,649,494	$4,946	$7,113,644
Sale of common shares held in trust	5,803	765	—	—	(5,803)	—	—	—	765
Vesting of restricted share units	325,490	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	140,498	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	19,151	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(176,837)	—	(22,966)	—	—	—	—	—	(22,966)
Equity-based compensation	—	—	17,374	—	—	—	—	—	17,374
Exercise of warrants	13,019	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	14,594	1,841	—	—	—	—	—	—	1,841
Cash dividends on common shares	—	—	—	—	—	—	(65,788)	—	(65,788)
Amounts reclassified into earnings, net of taxes	—	—	—	(2,999)	—	—	—	—	(2,999)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(2,425)	—	—	—	—	(2,425)
Foreign currency translation adjustment	—	—	—	1,682	—	—	—	—	1,682
Net income	—	—	—	—	—	—	197,813	23	197,836
Balances at March 31, 2023	257,487,434	3,274,564	238,484	(60,572)	59,656	—	3,781,519	4,969	7,238,964
Vesting of restricted share units	43,431	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	55,167	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(62,304)	—	(5,709)	—	—	—	—	—	(5,709)
Equity-based compensation	—	—	22,892	—	—	—	—	—	22,892
Exercise of warrants	31,287	—	—	—	—	—	—	—	—
Cash dividends on common shares	—	—	—	—	—	—	(65,351)	—	(65,351)
Amounts reclassified into earnings, net of taxes	—	—	—	(3,494)	—	—	—	—	(3,494)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	12,120	—	—	—	—	12,120
Foreign currency translation adjustment	—	—	—	50,865	—	—	—	—	50,865
Net income (loss)	—	—	—	—	—	—	209,208	(38)	209,170
Balances at June 30, 2023	257,555,015	$3,274,564	$255,667	$(1,081)	59,656	$—	$3,925,376	$4,931	$7,459,457

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

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$407,006	$404,575
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	12,558	6,048
Depreciation	417,380	368,887
Amortization of intangibles	78,335	75,098
Deferred income taxes, net of acquisitions	31,427	84,991
Current period provision for expected credit losses	7,035	6,907
Amortization of debt issuance costs	3,241	2,484
Share-based compensation	41,469	27,716
Interest accretion	9,835	8,798
Adjustments to contingent consideration	(910)	(1,030)
Other	(2,828)	(2,173)
Net change in operating assets and liabilities, net of acquisitions	12,164	(8,623)
Net cash provided by operating activities	1,016,712	973,678

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(213,152)	(546,982)
Capital expenditures for property and equipment	(394,143)	(371,428)
Proceeds from disposal of assets	3,819	16,894
Other	(1,145)	9,566
Net cash used in investing activities	(604,621)	(891,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	538,421	1,517,732
Principal payments on notes payable and long-term debt	(768,059)	(920,107)
Payment of contingent consideration recorded at acquisition date	(2,193)	(8,898)
Change in book overdraft	(234)	(54)
Payments for repurchase of common shares	—	(424,999)
Payments for cash dividends	(131,140)	(118,812)
Tax withholdings related to net share settlements of equity-based compensation	(28,675)	(17,266)
Debt issuance costs	—	(4,668)
Proceeds from issuance of shares under employee share purchase plan	1,841	1,554
Proceeds from sale of common shares held in trust	765	660
Net cash provided by (used in) financing activities	(389,274)	25,142

Effect of exchange rate changes on cash, cash equivalents and restricted cash	154	(1,941)

Net increase in cash, cash equivalents and restricted cash	22,971	104,929
Cash, cash equivalents and restricted cash at beginning of period	181,364	219,615
Cash, cash equivalents and restricted cash at end of period	$204,335	$324,544

Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$45,669	$43,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three and six month periods ended June 30, 2023 and 2022. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

3.NEW ACCOUNTING STANDARDS

Accounting Standards Pending Adoption

Clawback of Executive Compensation Rules.  In October 2022, the Securities and Exchange Commission (the “SEC”) adopted final rules regarding the recovery of erroneously awarded executive incentive compensation. The rules direct U.S. securities exchanges to establish standards to require listed issuers to develop and implement a written policy providing for the recovery of incentive compensation received by current and former executive officers in the event of a required accounting restatement when that compensation was based on an erroneously reported financial reporting measure.  The new rule and related amendments include a number of new disclosure requirements, including requiring issuers to file their recovery policy as an exhibit to their annual reports and establishing new cover page disclosures on Form 10-K indicating whether the financial statements included in the filing reflect the correction of an error and whether the error correction required an incentive compensation recovery analysis.  The U.S. securities exchanges filed listing standards to implement the SEC’s directive, and those listing standards will be effective on October 2, 2023. Registrants listed on those exchanges will be required to adopt a recovery policy by December 1, 2023.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

4.REVENUE

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, non-hazardous oil and natural gas exploration and production (“E&P”) waste treatment, recovery and disposal services and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commercial	$615,803	$538,525	$1,218,082	$1,038,201
Residential	529,872	463,320	1,043,926	903,608
Industrial and construction roll off	340,030	295,557	658,344	555,045
Total collection	1,485,705	1,297,402	2,920,352	2,496,854
Landfill	382,944	339,719	726,376	639,484
Transfer	306,021	261,475	579,543	479,432
Recycling	38,319	67,504	69,621	130,598
E&P	58,607	54,155	110,365	97,711
Intermodal and other	39,459	46,310	77,671	92,002
Intercompany	(289,960)	(250,130)	(562,330)	(473,391)
Total	$2,021,095	$1,816,435	$3,921,598	$3,462,690

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided.  Substantially all of the deferred revenue recorded as of March 31, 2023 was recognized as revenue during the three months ended June 30, 2023 when the service was performed.

See Note 11 for additional information regarding revenue by reportable segment.

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Condensed Consolidated Balance Sheets, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company would have recognized is one year or less. The Company had $25,618 and $23,818 of deferred sales incentives at June 30, 2023 and December 31, 2022, respectively.

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

The following is a rollforward of the Company’s allowance for credit losses for the periods indicated:

	Six Months Ended June 30,
	2023	2022
Beginning balance	$22,939	$18,480
Current period provision for expected credit losses	7,035	6,907
Write-offs charged against the allowance	(10,738)	(7,522)
Recoveries collected	3,403	2,412
Impact of changes in foreign currency	71	(24)
Ending balance	$22,710	$20,253

6.LANDFILL ACCOUNTING

At June 30, 2023, the Company’s landfills consisted of 90 owned landfills, five landfills operated under life-of-site operating agreements and seven landfills operated under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $3,312,150 at June 30, 2023. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of June 30, 2023, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 32 years.  As of June 30, 2023, the Company is seeking to expand permitted capacity at eight of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 35 years.  The estimated remaining lives of the Company’s owned landfills and

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

landfills operated under life-of-site operating agreements range from 2 to 308 years, with approximately 90% of the projected annual disposal volume from landfills with remaining lives of less than 70 years.

During the six months ended June 30, 2023 and 2022, the Company expensed $125,130 and $113,091, respectively, or an average of $5.10 and $4.83 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing “layers” for final capping, closure and post-closure liabilities is based on its long-term credit adjusted risk-free rate. The Company’s discount rate assumption for purposes of computing 2023 and 2022 “layers” for final capping, closure and post-closure obligations is 5.50% for 2023 and ranged from 3.25% to 5.50% for 2022. The Company’s long-term inflation rate assumption is 2.75% for the year ending December 31, 2023 and ranged from 2.25% to 2.75% for the year ending December 31, 2022. The resulting final capping, closure and post-closure obligations are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the six months ended June 30, 2023 and 2022, the Company expensed $8,992 and $7,992, respectively, or an average of $0.37 and $0.34 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2022 to June 30, 2023:

Final capping, closure and post-closure liability at December 31, 2022	$344,606
Liability adjustments	20,508
Accretion expense associated with landfill obligations	8,992
Closure payments	(8,282)
Assumption of closure liabilities from acquisitions	3,505
Foreign currency translation adjustment	794
Final capping, closure and post-closure liability at June 30, 2023	$370,123

Liability adjustments of $20,508 for the six months ended June 30, 2023, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At June 30, 2023 and December 31, 2022, $9,957 and $6,890, respectively, of the Company’s restricted cash balance and $60,975 and $57,469, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

7.ACQUISITIONS

The Company acquired seven individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses and one E&P landfill during the six months ended June 30, 2023.  The total transaction-related expenses incurred during the six months ended June 30, 2023 for these acquisitions were $3,905. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

The Company acquired eight individually immaterial non-hazardous solid waste collection, transfer and recycling businesses during the six months ended June 30, 2022.  The total transaction-related expenses incurred during the six months ended June 30, 2022 for these acquisitions were $8,232. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the six months ended June 30, 2023 and 2022:

	2023	2022
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$213,152	$546,982
Debt assumed	17,097	—
	230,249	546,982

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	9,047	14,656
Prepaid expenses and other current assets	2,214	3,444
Restricted investments	5,462	—
Operating lease right-of-use assets	885	2,852
Property and equipment	123,506	139,121
Long-term franchise agreements and contracts	59,509	17,482
Customer lists	4,457	53,099
Permits and other intangibles	2,403	62,406
Accounts payable and accrued liabilities	(5,661)	(21,347)
Current portion of operating lease liabilities	(191)	(947)
Deferred revenue	(1,342)	(4,877)
Contingent consideration	(13,350)	(5,543)
Long-term portion of operating lease liabilities	(694)	(1,905)
Other long-term liabilities	(6,257)	—
Deferred income taxes	(1,077)	(9,074)
Total identifiable net assets	178,911	249,367
Goodwill	$51,338	$297,615

Goodwill acquired during the six months ended June 30, 2023 and 2022, totaling $51,338 and $156,645, respectively, is expected to be deductible for tax purposes. The fair value of acquired working capital related to six individually immaterial acquisitions completed during the twelve months ended June 30, 2023, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these six acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the six months ended June 30, 2023, was $9,189, of which $142 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the six months ended June 30, 2022, was $17,436, of which $2,780 was expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

8.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at June 30, 2023:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$966,814	$(324,668)	$—	$642,146
Customer lists	784,181	(564,321)	—	219,860
Permits and other	784,195	(127,385)	(40,784)	616,026
	2,535,190	(1,016,374)	(40,784)	1,478,032
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$2,716,803	$(1,016,374)	$(40,784)	$1,659,645

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the six months ended June 30, 2023 was 20.5 years. The weighted-average amortization period of customer lists acquired during the six months ended June 30, 2023 was 11.6 years.  The weighted-average amortization period of finite-lived permits and other acquired during the six months ended June 30, 2023 was 40.0 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2022:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$916,582	$(297,382)	$—	$619,200
Customer lists	776,719	(527,425)	—	249,294
Permits and other	779,689	(115,095)	(40,784)	623,810
	2,472,990	(939,902)	(40,784)	1,492,304
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$2,654,603	$(939,902)	$(40,784)	$1,673,917

Estimated future amortization expense for the next five years relating to finite-lived intangible assets owned as of June 30, 2023 is as follows:

For the year ending December 31, 2023	$157,099
For the year ending December 31, 2024	$139,820
For the year ending December 31, 2025	$122,876
For the year ending December 31, 2026	$107,184
For the year ending December 31, 2027	$93,500

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

ROU assets for operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived asset impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  The Company did not recognize an impairment charge for any of its ROU assets during the six months ended June 30, 2023 and 2022.

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset.  The Company did not recognize any significant remeasurements during the six months ended June 30, 2023 and 2022.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Lease cost for operating and finance leases for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$11,821	$10,168	$22,967	$20,992
Finance lease cost:
Amortization of leased assets	682	590	1,365	1,120
Interest on leased liabilities	51	53	105	101
Total lease cost	$12,554	$10,811	$24,437	$22,213

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,668	$20,877
Operating cash flows from finance leases	$105	$101
Financing cash flows from finance leases	$6,908	$4,225
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities - operating leases	$74,605	$21,928
Right-of-use assets obtained in exchange for lease liabilities - finance leases	$398	$1,340

Weighted-average remaining lease term and discount rate for the Company’s leases are as follows:

	Six Months Ended June 30,
	2023		2022
Weighted average remaining lease term - operating leases	10.3	years	8.6	years
Weighted average remaining lease term - finance leases	3.7	years	4.8	years
Weighted average discount rate - operating leases	3.75%		3.23%
Weighted average discount rate - finance leases	1.96%		1.92%

As of June 30, 2023, future minimum lease payments, reconciled to the respective lease liabilities, are as follows:

	Operating Leases	Finance Leases
Last 6 months of 2023	$22,155	$1,513
2024	37,684	2,978
2025	32,283	2,978
2026	30,014	2,392
2027	29,019	970
Thereafter	167,823	48
Minimum lease payments	318,978	10,879
Less: imputed interest	(61,665)	(365)
Present value of minimum lease payments	257,313	10,514
Less: current portion of lease liabilities	(32,747)	(2,791)
Long-term portion of lease liabilities	$224,566	$7,723

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

10.LONG-TERM DEBT

The following table presents the Company’s long-term debt at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Revolver under Credit Agreement, bearing interest ranging from 5.98% to 6.26% (a)	$409,943	$614,705
Term loan under Credit Agreement, bearing interest at 6.14% (a)	650,000	650,000
Term loan under Term Loan Agreement, bearing interest at 6.26% (a)	800,000	800,000
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
2.60% Senior Notes due 2030	600,000	600,000
2.20% Senior Notes due 2032	650,000	650,000
3.20% Senior Notes due 2032	500,000	500,000
4.20% Senior Notes due 2033	750,000	750,000
3.05% Senior Notes due 2050	500,000	500,000
2.95% Senior Notes due 2052	850,000	850,000
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2024 to 2036 (a)	35,283	37,232
Finance leases, bearing interest ranging from 1.89% to 2.16%, with lease expiration dates ranging from 2026 to 2028 (a)	10,514	11,464
	6,755,740	6,963,401
Less – current portion	(10,699)	(6,759)
Less – unamortized debt discount and issuance costs	(63,657)	(66,493)
Long-term portion of debt and notes payable	$6,681,384	$6,890,149

____________________

(a)	Interest rates represent the interest rates at June 30, 2023.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Credit Agreement

Details of the Credit Agreement are as follows:

	June 30,	December 31,
	2023	2022
Revolver under Credit Agreement
Available	$1,400,619	$1,193,502
Letters of credit outstanding	$39,438	$41,793
Total amount drawn, as follows:	$409,943	$614,705
Amount drawn – U.S. Term SOFR rate loan	$150,000	$391,000
Interest rate applicable – U.S. Term SOFR rate loan	6.14%	5.42%
Amount drawn – U.S. Term SOFR rate loan	$50,000	$—
Interest rate applicable – U.S. Term SOFR rate loan	6.26%	—%
Amount drawn – U.S. Term SOFR rate loan	$40,000	$—
Interest rate applicable – U.S. Term SOFR rate loan	6.20%	—%
Amount drawn – Canadian bankers’ acceptance	$169,943	$223,705
Interest rate applicable – Canadian bankers’ acceptance	5.98%	5.74%
Commitment – rate applicable	0.09%	0.09%
Term loan under Credit Agreement
Amount drawn – U.S. Term SOFR rate loan	$650,000	$650,000
Interest rate applicable – U.S. Term SOFR rate loan	6.14%	5.42%

In addition to the $39,438 of letters of credit at June 30, 2023 issued and outstanding under the Credit Agreement, the Company has issued and outstanding letters of credit totaling $85,259 under facilities other than the Credit Agreement.

11.SEGMENT REPORTING

The Company’s revenues are generated from the collection, transfer, recycling and disposal of non-hazardous solid waste and the treatment, recovery and disposal of non-hazardous E&P waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

Effective April 1, 2023, the Company modified its organizational structure under new regional operating segments as the result of continued growth in its business.  The Company now reports revenue and segment EBITDA based on the following six geographic solid waste operating segments: Southern, Western, Central, Eastern, Canada and MidSouth.  A small number of operating locations have been reallocated from the Western segment to the Central segment, the previous Eastern segment has been bifurcated into two smaller geographies now referred to as the Eastern segment and MidSouth segment, and a small number of operating locations have been reallocated from the Southern segment to the MidSouth segment. The Company’s six geographic solid waste operating segments comprise its reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  The segment information presented herein reflects the realignment of these regions.

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

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2023 and 2022, is shown in the following tables:

Three Months Ended		Intercompany	Reported	Segment
June 30, 2023	Revenue	Revenue(b)	Revenue	EBITDA(c)
Southern	$466,547	$(52,486)	$414,061	$129,674
Western	471,481	(52,509)	418,972	119,560
Central	415,975	(46,790)	369,185	130,958
Eastern	405,614	(62,190)	343,424	86,515
Canada	278,282	(29,577)	248,705	95,194
MidSouth	273,156	(46,408)	226,748	62,418
Corporate(a)	—	—	—	(16,958)
	$2,311,055	$(289,960)	$2,021,095	$607,361

Three Months Ended		Intercompany	Reported	Segment
June 30, 2022	Revenue	Revenue(b)	Revenue	EBITDA(c)
Southern	$416,878	$(43,082)	$373,796	$117,410
Western	390,126	(43,541)	346,585	105,378
Central	364,239	(39,052)	325,187	114,444
Eastern	363,064	(53,210)	309,854	71,664
Canada	279,274	(28,892)	250,382	92,648
MidSouth	252,984	(42,353)	210,631	61,278
Corporate(a)	—	—	—	(2,683)
	$2,066,565	$(250,130)	$1,816,435	$560,139

Six Months Ended		Intercompany	Reported	Segment
June 30, 2023	Revenue	Revenue(b)	Revenue	EBITDA(c)
Southern	$917,547	$(103,593)	$813,954	$251,588
Western	916,277	(101,466)	814,811	230,249
Central	799,500	(90,330)	709,170	246,714
Eastern	794,411	(121,858)	672,553	159,790
Canada	531,952	(56,091)	475,861	178,178
MidSouth	524,241	(88,992)	435,249	120,149
Corporate(a)	—	—	—	(19,412)
	$4,483,928	$(562,330)	$3,921,598	$1,167,256

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Six Months Ended		Intercompany	Reported	Segment
June 30, 2022	Revenue	Revenue(b)	Revenue	EBITDA(c)
Southern	$802,515	$(82,653)	$719,862	$218,534
Western	766,664	(86,420)	680,244	205,378
Central	687,236	(71,988)	615,248	211,395
Eastern	679,031	(98,375)	580,656	136,951
Canada	519,489	(54,399)	465,090	177,492
MidSouth	481,146	(79,556)	401,590	111,097
Corporate(a)	—	—	—	(7,385)
	$3,936,081	$(473,391)	$3,462,690	$1,053,462

____________________

(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA of the Company’s Corporate segment for the periods presented.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

The following tables show changes in goodwill during the six months ended June 30, 2023 and 2022, by reportable segment:

	Southern	Western	Central	Eastern	Canada	MidSouth	Total
Balance as of December 31, 2022	$1,547,894	$732,335	$1,003,470	$1,189,111	$1,684,670	$744,817	$6,902,297
Goodwill acquired	—	45,072	4,026	3,895	—	1,366	54,359
Goodwill acquisition adjustments	(1,493)	—	—	—	(1,528)	—	(3,021)
Impact of changes in foreign currency	—	—	—	—	38,831	—	38,831
Balance as of June 30, 2023	$1,546,401	$777,407	$1,007,496	$1,193,006	$1,721,973	$746,183	$6,992,466

	Southern	Western	Central	Eastern	Canada	MidSouth	Total
Balance as of December 31, 2021	$1,457,437	$503,223	$931,269	$992,578	$1,559,512	$743,624	$6,187,643
Goodwill acquired	—	—	5,976	121,041	166,491	—	293,508
Goodwill acquisition adjustments	—	2,999	—	—	—	1,108	4,107
Impact of changes in foreign currency	—	—	—	—	(27,348)	—	(27,348)
Balance as of June 30, 2022	$1,457,437	$506,222	$937,245	$1,113,619	$1,698,655	$744,732	$6,457,910

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Southern segment EBITDA	$129,674	$117,410	$251,588	$218,534
Western segment EBITDA	119,560	105,378	230,249	205,378
Central segment EBITDA	130,958	114,444	246,714	211,395
Eastern segment EBITDA	86,515	71,664	159,790	136,951
Canada segment EBITDA	95,194	92,648	178,178	177,492
MidSouth segment EBITDA	62,418	61,278	120,149	111,097
Subtotal reportable segments	624,319	562,822	1,186,668	1,060,847
Unallocated corporate overhead	(16,958)	(2,683)	(19,412)	(7,385)
Depreciation	(213,322)	(188,937)	(417,380)	(368,887)
Amortization of intangibles	(39,052)	(37,462)	(78,335)	(75,098)
Impairments and other operating items	(10,859)	(4,150)	(12,724)	(6,028)
Interest expense	(67,545)	(45,079)	(135,898)	(86,404)
Interest income	1,338	652	4,053	790
Other income (expense), net	(200)	(2,649)	2,974	(6,114)
Income before income tax provision	$277,721	$282,514	$529,946	$511,721

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at June 30, 2023 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

At June 30, 2023, the Company’s derivative instruments included four interest rate swap agreements as follows:

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid (a)	Received	Effective Date (b)	Expiration Date
August 2017	$200,000	2.1230%	1-month Term SOFR	November 2022	October 2025
June 2018	$200,000	2.8480%	1-month Term SOFR	November 2022	October 2025
June 2018	$200,000	2.8284%	1-month Term SOFR	November 2022	October 2025
December 2018	$200,000	2.7715%	1-month Term SOFR	November 2022	July 2027

____________________

(a)Plus applicable margin.
(b)In October 2022, the Company amended the reference rate in all of its outstanding interest rate swap contracts to replace One-Month LIBOR with One-Month Term SOFR and certain credit spread adjustments. The Company did not record any gains or losses upon the conversion

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

of the reference rates in these interest rate swap contracts, and the Company believes these amendments will not have a material impact on its Condensed Consolidated Financial Statements.

The fair values of derivative instruments designated as cash flow hedges at June 30, 2023, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$21,003	Accrued liabilities	$—
	Other assets, net	15,160
Total derivatives designated as cash flow hedges		$36,163		$—

____________________

(a)Represents the estimated amount of the existing unrealized gains on interest rate swaps at June 30, 2023 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

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

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three and six months ended June 30, 2023 and 2022:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2023	2022		2023	2022
Interest rate swaps	$12,120	$1,904	Interest expense	$(3,494)	$2,680

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022		2023	2022
Interest rate swaps	$9,695	$34,758	Interest expense	$(6,493)	$6,171

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

13.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of June 30, 2023 and December 31, 2022, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of June 30, 2023 and December 31, 2022, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of June 30, 2023 and December 31, 2022, are as follows:

	Carrying Value at		Fair Value (a) at
	June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022
4.25% Senior Notes due 2028	$500,000	$500,000	$480,900	$470,850
3.50% Senior Notes due 2029	$500,000	$500,000	$460,200	$457,650
2.60% Senior Notes due 2030	$600,000	$600,000	$516,360	$510,540
2.20% Senior Notes due 2032	$650,000	$650,000	$521,560	$514,540
3.20% Senior Notes due 2032	$500,000	$500,000	$435,300	$429,000
4.20% Senior Notes due 2033	$750,000	$750,000	$704,550	$699,450
3.05% Senior Notes due 2050	$500,000	$500,000	$339,450	$343,300
2.95% Senior Notes due 2052	$850,000	$850,000	$580,975	$561,425

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

14.NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$209,208	$224,074	$407,021	$404,398
Denominator:
Basic shares outstanding	257,596,993	257,179,434	257,485,587	257,555,033
Dilutive effect of equity-based awards	513,498	557,311	564,763	585,681
Diluted shares outstanding	258,110,491	257,736,745	258,050,350	258,140,714

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At June 30, 2023 and December 31, 2022, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash is valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash measured at fair value is invested primarily in money market accounts, bank time deposits and U.S. government and agency securities. The Company’s restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted investments measured at fair value are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, were as follows:

	Fair Value Measurement at June 30, 2023 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$36,163	$—	$36,163	$—
Restricted cash	$112,623	$112,623	$—	$—
Restricted investments	$72,883	$—	$72,883	$—
Contingent consideration	$(92,409)	$—	$—	$(92,409)

	Fair Value Measurement at December 31, 2022 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$31,807	$—	$31,807	$—
Restricted cash	$102,727	$102,727	$—	$—
Restricted investments	$66,402	$—	$66,402	$—
Contingent consideration	$(81,415)	$—	$—	$(81,415)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Beginning balance	$81,415	$94,308
Contingent consideration recorded at acquisition date	13,350	5,543
Payment of contingent consideration recorded at acquisition date	(2,193)	(8,898)
Adjustments to contingent consideration	(910)	(1,030)
Interest accretion expense	747	712
Ending balance	$92,409	$90,635

16.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30, 2023
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(4,754)	1,260	$(3,494)
Changes in fair value of interest rate swaps	16,490	(4,370)	12,120
Foreign currency translation adjustment	50,865	—	50,865
	$62,601	$(3,110)	$59,491

	Three Months Ended June 30, 2022
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$3,646	$(966)	$2,680
Changes in fair value of interest rate swaps	2,591	(687)	1,904
Foreign currency translation adjustment	(73,504)	—	(73,504)
	$(67,267)	$(1,653)	$(68,920)

	Six Months Ended June 30, 2023
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(8,834)	$2,341	$(6,493)
Changes in fair value of interest rate swaps	13,191	(3,496)	9,695
Foreign currency translation adjustment	52,547	—	52,547
	$56,904	$(1,155)	$55,749

	Six Months Ended June 30, 2022
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$8,396	$(2,225)	$6,171
Changes in fair value of interest rate swaps	47,290	(12,532)	34,758
Foreign currency translation adjustment	(39,075)	—	(39,075)
	$16,611	$(14,757)	$1,854

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A rollforward of the amounts included in AOCIL, net of taxes, for the six months ended June 30, 2023 and 2022, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2022	$23,378	$(80,208)	$(56,830)
Amounts reclassified into earnings	(6,493)	—	(6,493)
Changes in fair value	9,695	—	9,695
Foreign currency translation adjustment	—	52,547	52,547
Balance at June 30, 2023	$26,580	$(27,661)	$(1,081)

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2021	$(37,544)	$77,128	$39,584
Amounts reclassified into earnings	6,171	—	6,171
Changes in fair value	34,758	—	34,758
Foreign currency translation adjustment	—	(39,075)	(39,075)
Balance at June 30, 2022	$3,385	$38,053	$41,438

See Note 12 for further discussion on the Company’s derivative instruments.

17.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the six-month period ended June 30, 2023, is presented below:

Unvested Shares
Outstanding at December 31, 2022	955,999
Granted	411,181
Forfeited	(28,388)
Vested and issued	(368,921)
Outstanding at June 30, 2023	969,871

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the six-month period ended June 30, 2023 was $133.61.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At June 30, 2023 and 2022, the Company had 62,201 and 81,712 vested deferred RSUs outstanding, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the six-month period ended June 30, 2023, is presented below:

Unvested Shares
Outstanding at December 31, 2022	341,850
Granted	113,347
Vested and issued	(195,665)
Outstanding at June 30, 2023	259,532

During the six months ended June 30, 2023, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2025. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the six-month period ended June 30, 2023 was $133.83.

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the six-month period ended June 30, 2023, is presented below:

Vested Shares
Outstanding at December 31, 2022	26,536
Granted	3,945
Outstanding at June 30, 2023	30,481

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the six-month period ended June 30, 2023 was $136.47.

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste RSUs during the six-month period ended June 30, 2023, is presented below:

Outstanding at December 31, 2022	57,829
Cash settled	(5,803)
Outstanding at June 30, 2023	52,026

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  All remaining RSUs were vested as of March 31, 2019.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Share-Based Options

Share-based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share-based options during the six-month period ended June 30, 2023, is presented below:

Outstanding at December 31, 2022	43,570
Cash settled	(7,787)
Outstanding at June 30, 2023	35,783

No share-based options under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016. All outstanding share-based options were vested as of December 31, 2017.

Employee Share Purchase Plan

On May 15, 2020, the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). Under the ESPP, qualified employees may elect to have payroll deductions withheld from their eligible compensation on each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period, provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the Toronto Stock Exchange (the “TSX”) over the final five trading days of such offering period. The maximum number of shares that may be issued under the ESPP is 1,000,000.  Under the ESPP, employees purchased 14,594 of the Company’s common shares for $1,841 during the six months ended June 30, 2023.  Under the ESPP, employees purchased 12,015 of the Company’s common shares for $1,554 during the six months ended June 30, 2022.

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

For the six months ended June 30, 2023, the Company did not repurchase any common shares pursuant to the NCIB in effect during that period.  For the six months ended June 30, 2022, the Company repurchased 3,388,155 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $424,999.  As of June 30, 2023, the remaining maximum number of shares available for repurchase under the current NCIB was 12,859,066.

Cash Dividend

In November 2022, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.025, from $0.23 to $0.255 per Company common share. Cash dividends of $131,140 and $118,812 were paid during the six months ended June 30, 2023 and 2022, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of June 30, 2023, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

Jefferson Parish, Louisiana Landfill Litigation

Between June 2016 and December 31, 2020, one of the Company’s subsidiaries, Louisiana Regional Landfill Company (“LRLC”), conducted certain operations at a municipal solid waste landfill known as the Jefferson Parish Landfill (the “JP Landfill”), located in Avondale, Louisiana, near the City of New Orleans. LRLC’s operations were governed by an Operating Agreement entered into in May 2012 by LRLC under its previous name, IESI LA Landfill Corporation, and the owner of the JP Landfill, Jefferson Parish (the “Parish”).  The Parish also holds the State of Louisiana permit for the operation of the JP Landfill. Aptim Corporation, and later River Birch, LLC, operated the landfill gas collection system at the JP Landfill under a separate contract with the Parish.

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

and Aptim Corporation. The claims of the mass action plaintiffs were removed to and consolidated in federal court in the Eastern District of Louisiana, also before Judge Susie Morgan (the “Addison” action).

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

The Court has held several case management conferences since the general causation decision to discuss how to proceed with the class and mass action cases, and the Court has proposed trying certain Addison plaintiffs’ cases on the merits prior to class certification being determined as to the putative class case. The Company has opposed that sequence by motion, and the Court has recognized its objection on the record. Subject to that objection, the Company jointly proposed a case management order with the Addison plaintiffs that allows for fact and expert discovery on a subset of 8-13 Addison plaintiffs who will proceed to trial. The Court adopted and so-ordered that case management order on April 17, 2023, under which trial was scheduled for September 2023.

On April 17, 2023, the Company and the other Defendants filed a petition for a writ of mandamus from the Fifth Circuit Court of Appeals challenging the April 17 case management order’s sequencing of a merits trial before class certification. The Defendants also filed a motion to stay proceedings in the district court until the Fifth Circuit issues a decision on the writ petition. On June 8, 2023, the Fifth Circuit stayed proceedings in the district court, and oral argument was held on July 12, 2023.  Following oral argument, the Fifth Circuit clarified that its stay applies only to the Addison action but has not yet issued a decision on the writ petition.

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

19.SUBSEQUENT EVENTS

On August 2, 2023, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.255 per Company common share. The dividend will be paid on August 30, 2023, to shareholders of record on the close of business on August 16, 2023.

On July 25, 2023, the Company’s Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of its NCIB.  The renewal is expected to commence following the conclusion of the Company’s current NCIB expiring August 9, 2023.  Upon approval, the Company anticipates that it will be authorized to make purchases during the period of August 10, 2023 to August 9, 2024 or until such earlier time as the NCIB is completed or terminated at the Company’s option.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Revenues	$2,021,095	100.0%	$1,816,435	100.0%	$3,921,598	100.0%	$3,462,690	100.0%
Cost of operations	1,197,349	59.2	1,087,892	59.9	2,344,290	59.8	2,077,410	60.0
Selling, general and administrative	216,385	10.7	168,404	9.3	410,052	10.5	331,818	9.6
Depreciation	213,322	10.6	188,937	10.4	417,380	10.6	368,887	10.6
Amortization of intangibles	39,052	1.9	37,462	2.1	78,335	2.0	75,098	2.2
Impairments and other operating items	10,859	0.6	4,150	0.2	12,724	0.3	6,028	0.2
Operating income	344,128	17.0	329,590	18.1	658,817	16.8	603,449	17.4

Interest expense	(67,545)	(3.4)	(45,079)	(2.5)	(135,898)	(3.5)	(86,404)	(2.5)
Interest income	1,338	0.1	652	0.0	4,053	0.1	790	0.0
Other income (expense), net	(200)	(0.0)	(2,649)	(0.1)	2,974	0.1	(6,114)	(0.1)
Income tax provision	(68,551)	(3.4)	(58,307)	(3.2)	(122,940)	(3.1)	(107,146)	(3.1)
Net income	209,170	10.3	224,207	12.3	407,006	10.4	404,575	11.7
Net income attributable to noncontrolling interests	38	0.0	(133)	(0.0)	15	0.0	(177)	(0.0)
Net income attributable to Waste Connections	$209,208	10.3%	$224,074	12.3%	$407,021	10.4%	$404,398	11.7%

Revenues.  Total revenues increased $204.7 million, or 11.3%, to $2.021 billion for the three months ended June 30, 2023, from $1.816 billion for the three months ended June 30, 2022.  Total revenues increased $458.9 million, or 13.3%, to $3.922 billion for the six months ended June 30, 2023, from $3.463 billion for the three months ended June 30, 2022.

Acquisitions closed during, or subsequent to, the three months ended June 30, 2022, increased revenues by $121.5 million for the three months ended June 30, 2023.  Acquisitions closed during, or subsequent to, the six months ended June 30, 2022, increased revenues by $254.1 million for the six months ended June 30, 2023.

Operations that were divested during, or subsequent to, the three and six months ended June 30, 2022, decreased revenues by $0.2 million and $0.7 million, respectively, for the three and six months ended June 30, 2023.

During the three months ended June 30, 2023, the net increase in prices charged to our customers at our existing operations was $155.8 million, consisting of $168.5 million of core price increases and decreases in surcharges of $12.7 million.  During the six months ended June 30, 2023, the net increase in prices charged to our customers at our existing operations was $339.3 million, consisting of $339.8 million of core price increases and decreases in surcharges of $0.5 million.

During the three months ended June 30, 2023, we recognized volume losses totaling $32.9 million, primarily due to lower post-collection volumes in our Eastern and Western segment markets and lower residential volumes in our Canada and Southern segments, partially offset by increases in commercial collection services in our Western segment.  During the six months ended June 30, 2023, we recognized volume losses totaling $53.4 million, primarily due to lower post collection volumes and a decrease in residential collection services.

E&P waste revenues at facilities owned during the three and six months ended June 30, 2023 and 2022 increased $3.6 million and $11.4 million, respectively, due to increases in overall demand for our E&P waste services as a result of increases in drilling and production activity levels in certain basins.

Revenues from sales of recyclable commodities at facilities owned during the three and six months ended June 30, 2023 and 2022 decreased $25.8 million and $55.7 million, respectively. The decreases are primarily attributable to lower commodity pricing for old corrugated cardboard, aluminum, plastics and other paper products as compared to the prior period. Commodity pricing decreased significantly during the three months ended September 30, 2022 and have not fully recovered.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $12.3 million and $26.0 million for the three and six months ended June 30, 2023, respectively. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7447 and 0.7833 for the three months ended June 30, 2023 and 2022, respectively. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7423 and 0.7863 for the six months ended June 30, 2023 and 2022, respectively.

Other revenues decreased $5.0 million during the three months ended June 30, 2023, due primarily to a $4.5 million decrease in landfill gas revenues on lower values for renewable energy credits partially offset by higher landfill gas volumes, as well as a $1.4 million decrease in intermodal revenues, partially offset by a $0.9 million increase in other non-core revenue sources.  Other revenues decreased $10.1 million during the six months ended June 30, 2023, due primarily to an $8.8 million decrease in landfill gas revenues on lower values for renewable energy credits partially offset by higher landfill gas volumes, as well as a $3.3 million decrease in intermodal revenues, partially offset by a $2.0 million increase in other non-core revenue sources.

Cost of Operations.  Total cost of operations increased $109.5 million, or 10.1%, to $1.197 billion for the three months ended June 30, 2023, from $1.088 billion for the three months ended June 30, 2022. The increase was primarily the result of $66.4 million of additional operating costs from acquisitions closed during, or subsequent to, the three months ended June 30, 2022, and an increase in operating costs at our existing operations of $49.8 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $6.7 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in operating costs of $49.8 million, assuming foreign currency parity, at our existing operations for the three months ended June 30, 2023 consisted of higher labor and recurring incentive compensation expenses of $26.9 million, an increase in expenses for auto and workers’ compensation claims of $15.9 million due primarily to increased claims and an increase in our average claim cost, an increase in truck, container, equipment and facility maintenance and repair expenses of $10.4 million, an increase in taxes on revenues of $3.8 million as the result of higher revenues, an increase in leachate costs of $3.2 million, an increase in landfill maintenance costs of $2.6 million and $4.9 million of other net expense increases, partially offset by a decrease in fuel expense of $10.4 million due to lower average diesel and natural gas prices, a decrease in third-party trucking and transportation expenses of $6.5 million due primarily to lower post collection volumes, and lower disposal costs of $1.0 million primarily driven by decreased collection volumes and increased internalization in certain markets.

Total cost of operations increased $266.9 million, or 12.8%, to $2.344 billion for the six months ended June 30, 2023, from $2.077 billion for the six months ended June 30, 2022. The increase was primarily the result of $152.8 million of additional operating costs from acquisitions closed during, or subsequent to, the six months ended June 30, 2022, and an increase in operating costs at our existing operations of $128.0 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $13.9 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in operating costs of $128.0 million, assuming foreign currency parity, at our existing operations for the six months ended June 30, 2023 consisted of higher labor and recurring incentive compensation expenses of $61.4 million, an increase in truck, container, equipment and facility maintenance and repair expenses of $28.0 million, an increase in expenses for auto and workers’ compensation claims of $19.0 million due primarily to increased claims and an increase in our average claim cost, an increase in taxes on revenues of $7.0 million as the result of increased revenues, an increase in leachate costs of $6.6 million, an increase in other facility operating costs and professional fees of $5.1 million, an increase in landfill maintenance costs of $4.7 million, an increase in third-party trucking and transportation expenses of $2.5 million due primarily to higher rates charged by third-party providers partially offset by lower post collection volumes, an increase in benefits costs of $2.4 million and a net increase of other expenses of $2.2 million, partially offset by a decrease in supplemental compensation to non-management personnel of $9.0 million associated with the impact of the COVID-19 pandemic that occurred in the prior year period and a decrease in fuel expense of $1.9 million due to lower diesel and natural gas prices.

Cost of operations as a percentage of revenues decreased 0.7 percentage points to 59.2% for the three months ended June 30, 2023, from 59.9% for the three months ended June 30, 2022. The decrease as a percentage of revenues consisted of a 0.8 percentage point decrease due to lower average diesel and natural gas prices, a 0.7 percentage point decrease in third-party trucking and transportation expenses related to lower volumes and a 0.5 percentage point decrease due to lower disposal costs resulting from lower collection volumes and increased internalization in certain markets, partially offset by a 0.8 percentage point increase due to increases in our average cost of auto and workers' compensation claims, a 0.4 percentage point increase related to higher labor and recurring incentive compensation expenses and a 0.1 percentage point increase from all other net changes.

Cost of operations as a percentage of revenues decreased 0.2 percentage points to 59.8% for the six months ended June 30, 2023, from 60.0% for the six months ended June 30, 2022. The decrease as a percentage of revenues was primarily driven by the impact of price-led revenue growth, a 0.6 percentage point decrease in disposal costs, a 0.4 percentage point decrease in fuel costs due to lower diesel and natural gas prices, a 0.3 percentage point decrease in third-party trucking and transportation expenses and a 0.2 percentage point decrease in compensation to non-management personnel associated with the impact of the COVID-19 pandemic that occurred in the prior year period, partially offset by a 0.5 percentage point increase in expenses for auto and workers’ compensation claims due to an increase in our average claim cost, a 0.3 percentage point increase in truck, container, equipment and facility maintenance and repair expenses, a 0.2 percentage point increase from acquisitions closed during, or subsequent to, the six months ended June 30, 2022 having operating costs as a percentage of revenue higher than our company average and a 0.3 percentage point increase from all other net changes.

SG&A.  SG&A expenses increased $48.0 million, or 28.5%, to $216.4 million for the three months ended June 30, 2023, from $168.4 million for the three months ended June 30, 2022. The increase was comprised of an increase of $39.5 million, assuming foreign currency parity, at our existing operations and $9.2 million from acquisitions closed during, or subsequent to, the three months ended June 30, 2022, partially offset by a decrease of $0.7 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in SG&A expenses at our existing operations of $39.5 million, assuming foreign currency parity, for the three months ended June 30, 2023 was comprised of an increase in executive separation costs of $15.1 million, administrative payroll expenses of $7.1 million, an increase in incentive compensation expenses of $6.4 million, an increase in deferred compensation expenses of $6.0 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked, an increase in equity-based compensation expenses of $2.0 million associated with our annual recurring grants of restricted share units to our personnel and an increase of $2.9 million from all other net changes.

SG&A expenses increased $78.2 million, or 23.6%, to $410.0 million for the six months ended June 30, 2023, from $331.8 million for the six months ended June 30, 2022. The increase was comprised of an increase of $62.5 million, assuming foreign currency parity, at our existing operations and $18.5 million from acquisitions closed during, or subsequent to, the six months ended June 30, 2022, partially offset by a decrease of $2.8 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in SG&A expenses at our existing operations of $62.5 million, assuming foreign currency parity, for the six months ended June 30, 2023 was comprised of an increase in executive separation costs of $15.1 million, an increase in administrative payroll expenses of $14.2 million, an increase in deferred compensation expenses of $9.3 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked, an increase in equity-based compensation expenses of $7.1 million associated with our annual recurring grants of restricted share units to our personnel, an increase in incentive compensation expense of $6.1 million, a collective increase in travel, meetings and training expenses of $3.4 million, an increase in professional fees of $3.4 million, an increase in software license fees of $3.2 million and $5.0 million of other net expense increases, partially offset by a decrease in direct acquisition expenses of $4.3 million due to a decrease in acquisition activity in the current period.

SG&A expenses as a percentage of revenues increased 1.4 percentage points to 10.7% for the three months ended June 30, 2023, from 9.3% for the three months ended June 30, 2022. The increase as a percentage of revenues was primarily attributable to a 0.9 percentage point increase in executive separation costs, a 0.3 percentage point increase in deferred compensation expense, a 0.3 percentage point increase in administrative payroll expenses and a 0.3 percentage point increase in incentive compensation expenses, partially offset by a 0.2 percentage point decrease from acquisitions closed during, or subsequent to, the three months ended June 30, 2022 having lower SG&A costs as a percentage of revenue than our company average and a 0.2 percentage point decrease from all other net changes.

SG&A expenses as a percentage of revenues increased 0.9 percentage points to 10.5% for the six months ended June 30, 2023, from 9.6% for the six months ended June 30, 2022. The increase as a percentage of revenues was primarily attributable to a 0.4 percentage point increase in executive separation costs, a 0.3 percentage point increase in deferred compensation expense and a 0.2 percentage point increase in administrative payroll expenses.

Depreciation.  Depreciation expense increased $24.4 million, or 12.9%, to $213.3 million for the three months ended June 30, 2023, from $188.9 million for the three months ended June 30, 2022. The increase was comprised of an increase in depreciation and depletion expense of $16.6 million from acquisitions closed during, or subsequent to, the three months ended June 30, 2022, an increase in depreciation expense of $7.8 million from the impact of additions to our fleet and equipment purchased to support our existing operations and $1.3 million of other net increases, partially offset by a decrease of $1.3 million resulting from a lower average foreign currency exchange rate in effect during the current period.

Depreciation expense increased $48.5 million, or 13.1%, to $417.4 million for the six months ended June 30, 2023, from $368.9 million for the six months ended June 30, 2022. The increase was comprised of an increase in depreciation and depletion expense of $34.7 million from acquisitions closed during, or subsequent to, the six months ended June 30, 2022, an increase in depreciation expense of $14.5 million from the impact of additions to our fleet and equipment purchased to support our existing operations and $1.9 million of other net increases, partially offset by a decrease of $2.6 million resulting from a lower average foreign currency exchange rate in effect during the current period.

Depreciation expense as a percentage of revenues increased 0.2 percentage points to 10.6% for the three months ended June 30, 2023, from 10.4% for the three months ended June 30, 2022. Depreciation expense as a percentage of revenues remained flat at 10.6% for the six months ended June 30, 2023 and 2022. The increase for the three months ended June 30, 2023 as a percentage of revenues was primarily attributable to acquisitions closed during, or subsequent to, the three months ended June 30, 2022 having higher depreciation expense as a percentage of revenue than our company average, partially offset by the impact of price driven revenue increases in our solid waste services.

Amortization of Intangibles.  Amortization of intangibles expense increased $1.6 million, or 4.2%, to $39.1 million for the three months ended June 30, 2023, from $37.5 million for the three months ended June 30, 2022. The increase was the result of $5.9 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended June 30, 2022, partially offset by a decrease of $4.0 million from certain intangible assets becoming fully amortized subsequent to June 30, 2022, and a decrease of $0.3 million resulting from a lower average foreign currency exchange rate in effect during the current period.

Amortization of intangibles expense increased $3.2 million, or 4.3%, to $78.3 million for the six months ended June 30, 2023, from $75.1 million for the six months ended June 30, 2022. The increase was the result of $14.1 million from intangible assets acquired in acquisitions closed during, or subsequent to, the six months ended June 30, 2022, partially offset by a decrease of $10.2 million from certain intangible assets becoming fully amortized subsequent to June 30, 2022, and a decrease of $0.7 million resulting from a lower average foreign currency exchange rate in effect during the current period.

Amortization of intangibles expense as a percentage of revenues decreased 0.2 percentage points to 1.9% for the three months ended June 30, 2023, from 2.1% for the three months ended June 30, 2022. Amortization of intangibles expense as a percentage of revenues decreased 0.2 percentage points to 2.0% for the six months ended June 30, 2023, from 2.2% for the six months ended June 30, 2022. The decreases as a percentage of revenues were attributable to the impact of price-driven revenue increases in our solid waste services.

Impairments and Other Operating Items.  Impairments and other operating items increased $6.8 million to $10.9 million of net losses for the three months ended June 30, 2023, from $4.1 million of net losses for the three months ended June 30, 2022.

The net losses of $10.9 million recorded during the three months ended June 30, 2023 resulted from $6.2 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date, $4.5 million of losses on disposal of property and equipment and $0.2 million of other net charges.

The net losses of $4.1 million recorded during the three months ended June 30, 2022 consisted of $2.6 million of losses on property and equipment disposals, $1.3 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date and $0.2 million of other net charges.

Impairments and other operating items increased $6.7 million, to net losses totaling $12.7 million for the six months ended June 30, 2023, from net losses totaling $6.0 million for the six months ended June 30, 2022.

The net losses of $12.7 million recorded during the six months ended June 30, 2023 consisted of $6.4 million of losses on disposal of property and equipment, $6.2 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date and $0.1 million of other net charges.

The net losses of $6.0 million recorded during the six months ended June 30, 2022 consisted of $4.9 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date, $0.9 million of losses on property and equipment disposals and $0.2 million of other net charges.

Operating Income.  Operating income increased $14.5 million, or 4.4%, to $344.1 million for the three months ended June 30, 2023, from $329.6 million for the three months ended June 30, 2022.

The increase in our operating income for the three months ended June 30, 2023 was due primarily to price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the three months ended June 30, 2022 and an increase in earnings at our E&P waste operations, partially offset by lower recyclable commodity pricing in the period and an increase in executive separation costs.

Operating income increased $55.4 million, or 9.2%, to $658.8 million for the six months ended June 30, 2023, from $603.4 million for the six months ended June 30, 2022.

The increase in our operating income for the six months ended June 30, 2023 was due primarily to price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the six months ended June 30, 2022 and an increase in earnings at our E&P waste operations, partially offset by lower recyclable commodity pricing in the period and an increase in executive separation costs.

Operating income as a percentage of revenues decreased 1.1 percentage points to 17.0% for the three months ended June 30, 2023, from 18.1% for the three months ended June 30, 2022.  The decrease as a percentage of revenues was comprised of a 1.4 percentage point increase in SG&A expense, a 0.4 percentage point increase in impairments and other operating items, and a 0.2 percentage point increase in depreciations expense, partially offset by a 0.7 percentage point increase in our costs of operations and a 0.2 percentage point decrease in amortization expense.

Operating income as a percentage of revenues decreased 0.6 percentage points to 16.8% for the six months ended June 30, 2023, from 17.4% for the six months ended June 30, 2022.  The decrease as a percentage of revenues was comprised of a 0.9 percentage point increase in SG&A expense and a 0.1 percentage point increase in impairments and other operating items, partially offset by a 0.2 percentage point decrease in our costs of operations and a 0.2 percentage point decrease in amortization expense.

Interest Expense.  Interest expense increased $22.4 million, or 49.8%, to $67.5 million for the three months ended June 30, 2023, from $45.1 million for the three months ended June 30, 2022. The increase was primarily attributable to an increase of $9.8 million due to a net increase in the average borrowings outstanding under our Credit Agreement and Term Loan Agreement, an increase of $7.9 million from the issuance of $750 million of senior unsecured notes during, or subsequent to, the three months ended June 30, 2022, an increase of $4.4 million from higher interest rates on borrowings outstanding under our Credit Agreement and $0.3 million of other net expense increases.

Interest expense increased $49.5 million, or 57.3%, to $135.9 million for the six months ended June 30, 2023, from $86.4 million for the six months ended June 30, 2022. The increase was primarily attributable to an increase of $19.6 million due to a net increase in the average borrowings outstanding under our Credit Agreement and Term Loan Agreement, an increase of $18.7 million from the issuance of $1.250 billion of senior unsecured notes during, or subsequent to, the six months ended June 30, 2022, an increase of $10.3 million from higher interest rates on borrowings outstanding under our Credit Agreement and an increase of 0.9 million of other net expense increases.

Interest Income.  Interest income increased $0.6 million to $1.3 million for the three months ended June 30, 2023, from $0.7 million for the three months ended June 30, 2022. Interest income increased $3.3 million to $4.1 million for the six months ended June 30, 2023, from $0.8 million for the six months ended June 30, 2022. The increases were primarily attributable to higher average investment rates in the current period.

Other Income (Expense), Net.  Other income (expense), net increased $2.4 million, to an expense total of $0.2 million for the three months ended June 30, 2023, from an expense total of $2.6 million for the three months ended June 30, 2022.

Other expense of $0.2 million recorded during the three months ended June 30, 2023 consisted of increases in other expenses of $1.7 million primarily driven by net write off adjustments in the period, partially offset by $1.3 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations and $0.2 million from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods reducing the U.S. dollar consideration required to settle international liabilities.

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

Other income (expense), net increased $9.1 million, to an income total of $3.0 million for the six months ended June 30, 2023, from an expense total of $6.1 million for the six months ended June 30, 2022.

Other income of $3.0 million recorded during the six months ended June 30, 2023 consisted of $2.6 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations and $0.4 million from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods reducing the U.S. dollar consideration required to settle international liabilities.

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

Income Tax Provision.  Income taxes increased $10.3 million, to $68.6 million for the three months ended June 30, 2023, from $58.3 million for the three months ended June 30, 2022. Our effective tax rate for the three months ended June 30, 2023 was 24.7%. Our effective tax rate for the three months ended June 30, 2022 was 20.6%. Income taxes increased $15.8 million, to $122.9 million for the six months ended June 30, 2023, from $107.1 million for the six months ended

June 30, 2022. Our effective tax rate for the six months ended June 30, 2023 was 23.2%. Our effective tax rate for the six months ended June 30, 2022 was 20.9%.

The income tax provision for the three and six months ended June 30, 2023 included a benefit of $0.2 million and $2.9 million, respectively, from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commercial	$615,803	$538,525	$1,218,082	$1,038,201
Residential	529,872	463,320	1,043,926	903,608
Industrial and construction roll off	340,030	295,557	658,344	555,045
Total collection	1,485,705	1,297,402	2,920,352	2,496,854
Landfill	382,944	339,719	726,376	639,484
Transfer	306,021	261,475	579,543	479,432
Recycling	38,319	67,504	69,621	130,598
E&P	58,607	54,155	110,365	97,711
Intermodal and other	39,459	46,310	77,671	92,002
Intercompany	(289,960)	(250,130)	(562,330)	(473,391)
Total	$2,021,095	$1,816,435	$3,921,598	$3,462,690

Effective April 1, 2023, we modified our organizational structure under new regional operating segments as the result of continued growth in our business. We now report revenue and segment EBITDA based on the following six geographic solid waste operating segments: Southern, Western, Central, Eastern, Canada and MidSouth. A small number of operating locations have been reallocated from the Western segment to the Central segment, the previous Eastern segment has been bifurcated into two smaller geographies now referred to as the Eastern segment and MidSouth segment, and a small number of operating locations have been reallocated from the Southern segment to the MidSouth segment. Our six geographic solid waste operating segments comprise our reportable segments.  Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  The segment information presented herein reflects the realignment of these regions.

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

Three Months Ended			EBITDA	Depreciation and
June 30, 2023	Revenue	EBITDA (b)	Margin	Amortization
Southern	$414,061	$129,674	31.3%	$45,875
Western	418,972	119,560	28.5%	50,465
Central	369,185	130,958	35.5%	42,791
Eastern	343,424	86,515	25.2%	52,312
Canada	248,705	95,194	38.3%	30,763
MidSouth	226,748	62,418	27.5%	29,896
Corporate(a)	—	(16,958)	—	272
	$2,021,095	$607,361	30.1%	$252,374

Three Months Ended			EBITDA	Depreciation and
June 30, 2022	Revenue	EBITDA (b)	Margin	Amortization
Southern	$373,796	$117,410	31.4%	$43,900
Western	346,585	105,378	30.4%	36,630
Central	325,187	114,444	35.2%	39,181
Eastern	309,854	71,664	23.1%	46,417
Canada	250,382	92,648	37.0%	31,914
MidSouth	210,631	61,278	29.1%	29,229
Corporate(a)	—	(2,683)	—	(872)
	$1,816,435	$560,139	30.8%	$226,399

Six Months Ended			EBITDA	Depreciation and
June 30, 2023	Revenue	EBITDA (b)	Margin	Amortization
Southern	$813,954	$251,588	30.9%	$90,924
Western	814,811	230,249	28.3%	98,111
Central	709,170	246,714	34.8%	84,167
Eastern	672,553	159,790	23.8%	100,348
Canada	475,861	178,178	37.4%	60,756
MidSouth	435,249	120,149	27.6%	57,379
Corporate(a)	—	(19,412)	—	4,030
	$3,921,598	$1,167,256	29.8%	$495,715

Six Months Ended			EBITDA	Depreciation and
June 30, 2022	Revenue	EBITDA (b)	Margin	Amortization
Southern	$719,862	$218,534	30.4%	$86,087
Western	680,244	205,378	30.2%	72,205
Central	615,248	211,395	34.4%	75,375
Eastern	580,656	136,951	23.6%	90,418
Canada	465,090	177,492	38.2%	59,279
MidSouth	401,590	111,097	27.7%	55,718
Corporate(a)	—	(7,385)	—	4,903
	$3,462,690	$1,053,462	30.4%	$443,985

____________________

(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA for our Corporate segment for the periods presented.
(b)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in our most recent Annual Report on Form 10-K.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 11 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue, EBITDA and depreciation, depletion and amortization for our reportable segments for the three and six month periods ended June 30, 2023, compared to the three and six month periods ended June 30, 2022, are discussed below.

Southern

Revenue increased $40.3 million to $414.1 million for the three months ended June 30, 2023, from $373.8 million for the three months ended June 30, 2022, due to solid waste price increases, contributions from acquisitions and increased E&P waste revenues attributable to increases in the demand for our E&P waste services, partially offset by lower volumes in our residential and post-collection lines of business and a decrease in recyclable commodity prices as compared to the prior year.

Revenue increased $94.1 million to $814.0 million for the six months ended June 30, 2023, from $719.9 million for the six months ended June 30, 2022, due to solid waste price increases, contributions from acquisitions, increased E&P waste revenues attributable to increases in the demand for our E&P waste services and increased landfill volumes in our Florida market driven by the impact of Hurricane Ian on construction and demolition activity in the first three months of 2023, partially offset by lower residential collection volumes due to the purposeful non-renewal of a collection contract during the prior year period and other decreases in residential volumes, lower transfer station volumes and a decrease in recyclable commodity prices as compared to the prior years.

EBITDA increased $12.3 million to $129.7 million, or a 31.3% EBITDA margin for the three months ended June 30, 2023, from $117.4 million, or a 31.4% EBITDA margin for the three months ended June 30, 2022. The decrease in our EBITDA margin for the three months ended June 30, 2023 was due to an increase in auto and workers’ compensation claim costs driven by higher average claim expense, an increase in allocated corporate overhead, higher leachate costs, higher labor costs due primarily to wage increases, higher bad debt expense, increased meetings cost and an increase in the costs of parts for trucks, equipment and containers, partially offset by the impact of price-led revenue growth, lower trucking costs related to lower transfer station volumes, decreases in diesel and natural gas costs due to a decline in average fuel prices, decreased professional fees, increased earnings at our E&P waste operations and the impact of acquisitions having higher EBITDA margins than our segment average.

EBITDA increased $33.1 million to $251.6 million, or a 30.9% EBITDA margin for the six months ended June 30, 2023, from $218.5 million, or a 30.4% EBITDA margin for the six months ended June 30, 2022. The increase in our EBITDA margin for the six months ended June 30, 2023 was due to price-led increases in solid waste revenue, contribution from the aforementioned hurricane-driven construction and demolition activity, the impact of acquisitions having higher EBITDA margins than our segment average, lower trucking costs related to lower transfer station volumes, decreases in diesel and natural gas costs due to a decline in average fuel prices, the purposeful non-renewal of a residential contract and increased earnings at our E&P waste operations, partially offset by an increase in auto and workers’ compensation claim costs, higher labor costs, an increase in truck, container, equipment and facility maintenance and repair expenses, an increase in allocated corporate overhead and increased leachate expense.

Depreciation, depletion and amortization expense increased $2.0 million, to $45.9 million for the three months ended June 30, 2023, from $43.9 million for the three months ended June 30, 2022. Depreciation, depletion and amortization expense increased $4.8 million, to $90.9 million for the six months ended June 30, 2023, from $86.1 million for the six months ended June 30, 2022.  The increases for the three and six months ended June 30, 2023 were due to assets acquired in acquisitions and additions to our fleet and equipment, partially offset by a reduction in amortization expense associated with the loss of certain residential service contracts.

Western

Revenue increased $72.4 million to $419.0 million for the three months ended June 30, 2023, from $346.6 million for the three months ended June 30, 2022. Revenue increased $134.6 million to $814.8 million for the six months ended June

30, 2023, from $680.2 million for the six months ended June 30, 2022.  The increases for the three and six months ended June 30, 2023 were due to contributions from acquisitions, price increases and increases in residential and commercial collection volumes, partially offset by decreased roll off and post-collection volumes, a decrease in the price of recyclable commodities as compared to the prior year periods, and lower intermodal revenue.

EBITDA increased $14.2 million to $119.6 million, or a 28.5% EBITDA margin for the three months ended June 30, 2023, from $105.4 million, or a 30.4% EBITDA margin for the three months ended June 30, 2022. EBITDA increased $24.8 million to $230.2 million, or a 28.3% EBITDA margin for the six months ended June 30, 2023, from $205.4 million, or a 30.2% EBITDA margin for the six months ended June 30, 2022. The decreases in our EBITDA margin for the three and six months ended June 30, 2023 were due to an increase in auto and workers’ compensation claim costs driven by higher average claim expense, an increase in allocated corporate overhead, higher labor costs due primarily to wage increases, higher leachate costs and an increase in processing costs incurred for recyclable material driven primarily by a decrease in commodity values, partially offset by lower trucking costs and decreases in diesel and natural gas costs due to a decline in average fuel prices. The three months ended June 30, 2023 also benefitted from the impact of acquisitions having higher EBITDA margins than our segment average.

Depreciation, depletion and amortization expense increased $13.9 million, to $50.5 million for the three months ended June 30, 2023, from $36.6 million for the three months ended June 30, 2022. Depreciation, depletion and amortization expense increased $25.9 million, to $98.1 million for the six months ended June 30, 2023, from $72.2 million for the six months ended June 30, 2022.  The increases for the three and six months ended June 30, 2023 were due to assets acquired in acquisitions and additions to our fleet and equipment.

Central

Revenue increased $44.0 million to $369.2 million for the three months ended June 30, 2023, from $325.2 million for the three months ended June 30, 2022. Revenue increased $94.0 million to $709.2 million for the six months ended June 30, 2023, from $615.2 million for the six months ended June 30, 2022.  The increases for the three and six months ended June 30, 2023 were due to price increases and contributions from acquisitions, partially offset by a decrease in the value of recyclable commodities compared to the prior year periods.

EBITDA increased $16.6 million to $131.0 million, or a 35.5% EBITDA margin for the three months ended June 30, 2023, from $114.4 million, or a 35.2% EBITDA margin for the three months ended June 30, 2022. EBITDA increased $35.3 million to $246.7 million, or a 34.8% EBITDA margin for the six months ended June 30, 2023, from $211.4 million, or a 34.4% EBITDA margin for the six months ended June 30, 2022. The increases in our EBITDA margin for the three and six months ended June 30, 2023 were due to the benefits from price-led increases in revenue, decreases in diesel and natural gas costs due to a decline in average fuel prices and the impact of acquisitions having higher EBITDA margins than our segment average, partially offset by a decrease in the value of recyclable commodities as compared to the prior year periods, an increase in auto and workers’ compensation claim costs driven by higher average claim expense and an increase in allocated corporate overhead.

Depreciation, depletion and amortization expense increased $3.6 million, to $42.8 million for the three months ended June 30, 2023, from $39.2 million for the three months ended June 30, 2022. Depreciation, depletion and amortization expense increased $8.8 million, to $84.2 million for the six months ended June 30, 2023, from $75.4 million for the six months ended June 30, 2022.  The increases for the three and six months ended June 30, 2023 were due to assets acquired in acquisitions, additions to our fleet and equipment and higher depletion expense due to higher landfill development costs increasing our per ton landfill depletion rates and increased volumes.

Eastern

Revenue increased $33.5 million to $343.4 million for the three months ended June 30, 2023, from $309.9 million for the three months ended June 30, 2022. Revenue increased $91.9 million to $672.6 million for the six months ended June 30, 2023, from $580.7 million for the six months ended June 30, 2022. The increases for the three and six months ended June 30, 2023 were due to price increases and contributions from acquisitions, partially offset by decreased post-collection volumes, decreased residential collection volumes, and a decrease in the value of recyclable commodities compared to the prior year periods.

EBITDA increased $14.8 million to $86.5 million, or a 25.2% EBITDA margin for the three months ended June 30, 2023, from $71.7 million, or a 23.1% EBITDA margin for the three months ended June 30, 2022. EBITDA increased $22.8 million to $159.8 million, or a 23.8% EBITDA margin for the six months ended June 30, 2023, from $137.0 million, or a 23.6% EBITDA margin for the six months ended June 30, 2022. The increases in our EBITDA margin for the three and six months ended June 30, 2023 were due primarily to price-led increases in revenue, lower disposal expense, decreases in leachate costs, decreases in diesel and natural gas costs due to a decline in average fuel prices and lower benefits costs, partially offset by higher labor costs primarily driven by wage increases, the impact of acquisitions having lower EBITDA margins than our segment average, an increase in the average auto and workers’ compensation claim cost,  higher landfill maintenance costs, an increase in professional fees driven by legal costs, and lower recycle commodity revenues, net of lower rebates, driven by lower average commodity pricing.

Depreciation, depletion and amortization expense increased $5.9 million, to $52.3 million for the three months ended June 30, 2023, from $46.4 million for the three months ended June 30, 2022. Depreciation, depletion and amortization expense increased $9.9 million, to $100.3 million for the six months ended June 30, 2023, from $90.4 million for the six months ended June 30, 2022. The increases for the three and six months ended June 30, 2023 were due to assets acquired in acquisitions, additions to our fleet and equipment and higher depletion expense due to higher landfill development costs increasing our per ton landfill depletion rates, net of lower landfill volumes, partially offset by a reduction in amortization expense associated with the loss of certain residential service contracts.

Canada

Revenue decreased $1.7 million to $248.7 million for the three months ended June 30, 2023, from $250.4 million for the three months ended June 30, 2022. The decrease for the three months ended June 30, 2023 was due to a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, lower prices for renewable energy credits associated with the generation of landfill gas, lower residential and commercial volumes, and lower prices for recyclable commodities as compared to the prior year period, partially offset by price increases and contributions from acquisitions.

Revenue increased $10.8 million to $475.9 million for the six months ended June 30, 2023, from $465.1 million for the six months ended June 30, 2022.  The increase for the six months ended June 30, 2023 was due to price increases and contributions from acquisitions, partially offset by a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, lower prices for renewable energy credits associated with the generation of landfill gas, lower landfill volumes driven by decreased special waste, a decrease in residential collection volumes, and lower prices for recyclable commodities as compared to the prior year period.

EBITDA increased $2.6 million to $95.2 million, or a 38.3% EBITDA margin for the three months ended June 30, 2023, from $92.6 million, or a 37.0% EBITDA margin for the three months ended June 30, 2022. The increase in our EBITDA margin for the three months ended June 30, 2023 was due to decreases in diesel and natural gas costs due to a decline in average fuel prices, decrease in trucking costs and lower meeting costs, partially offset by lower recycle commodity revenues, net of lower rebates, driven by lower average commodity pricing, an increase in the average auto and workers’ compensation claim cost, an increase in truck, container, equipment and facility maintenance and repair expenses, higher labor costs, and an increase in allocated corporate expense as compared to the prior year period.

EBITDA increased $0.7 million to $178.2 million, or a 37.4% EBITDA margin for the six months ended June 30, 2023, from $177.5 million, or a 38.2% EBITDA margin for the six months ended June 30, 2022. The decrease in our EBITDA margin for the six months ended June 30, 2023 was due to lower recycle commodity revenues, net of lower rebates, driven by lower average commodity pricing, an increase in the average auto and workers’ compensation claim cost, an increase in truck, container, equipment and facility maintenance and repair expenses, higher labor costs, an increase in allocated corporate expense as compared to the prior year period, and the impact of acquisitions having EBITDA margins lower than our segment average, partially offset by decreases in diesel and natural gas costs due to a decline in average fuel prices, a decrease in trucking costs and lower meeting costs.

Depreciation, depletion and amortization expense decreased $1.1 million, to $30.8 million for the three months ended June 30, 2023, from $31.9 million for the three months ended June 30, 2022. The decrease for the three months ended June 30, 2023 was due to a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, a decrease in depletion expense due to lower landfill disposal volumes, partially offset by assets acquired in acquisitions and additions to our fleet and equipment.

Depreciation, depletion and amortization expense increased $1.5 million, to $60.8 million for the six months ended June 30, 2023, from $59.3 million for the six months ended June 30, 2022.  The increase for the six months ended June 30, 2023 was due to assets acquired in acquisitions and additions to our fleet and equipment, partially offset by a decrease in depletion expense due to lower landfill disposal volumes and a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

MidSouth

Revenue increased $16.1 million to $226.7 million for the three months ended June 30, 2023, from $210.6 million for the three months ended June 30, 2022. Revenue increased $33.6 million to $435.2 million for the six months ended June 30, 2023, from $401.6 million for the six months ended June 30, 2022. The increases for the three and six months ended June 30, 2023 were due to price increases partially offset by a decrease in the value of recyclable commodities compared to the prior year periods.

EBITDA increased $1.1 million to $62.4 million, or a 27.5% EBITDA margin for the three months ended June 30, 2023, from $61.3 million, or a 29.1% EBITDA margin for the three months ended June 30, 2022. EBITDA increased $9.0 million to $120.1 million, or a 27.6% EBITDA margin for the six months ended June 30, 2023, from $111.1 million, or a 27.7% EBITDA margin for the six months ended June 30, 2022. The decreases in our EBITDA margin for the three and six months ended June 30, 2023 were due primarily to higher leachate costs, an increase in auto and workers’ compensation claim costs, an increase in allocated corporate overhead, lower recycle commodity revenues, net of lower rebates, driven by lower average commodity pricing and an increase in professional fees, partially offset by price-led revenue growth, lower disposal costs due to increased internalization in certain markets and decreases in diesel and natural gas costs due to a decline in average fuel prices.

Depreciation, depletion and amortization expense increased $0.7 million, to $29.9 million for the three months ended June 30, 2023, from $29.2 million for the three months ended June 30, 2022. Depreciation, depletion and amortization expense increased $1.7 million, to $57.4 million for the six months ended June 30, 2023, from $55.7 million for the six months ended June 30, 2022. The increases for the three and six months ended June 30, 2023 were due to additions to our fleet and equipment, higher depletion expense due to higher landfill development costs increasing our per ton landfill depletion rates and increased landfill volumes.

Corporate

EBITDA decreased $14.3 million, to a loss of $17.0 million for the three months ended June 30, 2023, from a loss of $2.7 million for the three months ended June 30, 2022. EBITDA decreased $12.0 million, to a loss of $19.4 million for the six months ended June 30, 2023, from a loss of $7.4 million for the six months ended June 30, 2022. The decreases in our EBITDA for the three and six months ended June 30, 2023 were due to an increase in executive separation expenses, increased equity-based compensation expense associated with our annual recurring grants of restricted share units to our personnel, increased deferred compensation expenses, increased incentive compensation costs, increased administrative payroll costs primarily driven by wage increases and additional headcount to support continued growth, and increased costs due to increased travel and meetings, partially offset by lower compensation to non-management personnel associated with the impact of the COVID-19 pandemic that occurred in the first three months of 2022 that did not reoccur in the current year periods, increased allocation of costs to our operating segments driven by overall higher corporate expenses and lower direct acquisition expenses associated with a decrease in acquisition activity in the current year.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth cash flow information for the six months ended June 30, 2023 and 2022 (in thousands of U.S. dollars):

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by operating activities	$1,016,712	$973,678
Net cash used in investing activities	(604,621)	(891,950)
Net cash provided by (used in) financing activities	(389,274)	25,142
Effect of exchange rate changes on cash, cash equivalents and restricted cash	154	(1,941)
Net increase in cash, cash equivalents and restricted cash	22,971	104,929
Cash, cash equivalents and restricted cash at beginning of period	181,364	219,615
Cash, cash equivalents and restricted cash at end of period	$204,335	$324,544

Operating Activities Cash Flows

For the six months ended June 30, 2023, net cash provided by operating activities was $1.017 billion. For the six months ended June 30, 2022, net cash provided by operating activities was $973.7 million. The $43.0 million increase was due primarily to the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $74.5 million from an increase in net income, excluding depreciation, amortization of intangibles, share-based compensation, adjustments to and payments of contingent consideration recorded in earnings and loss on disposal of assets and impairments, due primarily to price increases, earnings from acquisitions closed during, or subsequent to, the six months ended June 30, 2022, a decrease in compensation to non-management personnel associated with the impact of the COVID-19 pandemic that occurred in the six months ended June 30, 2022 that did not reoccur in the current period, and an increase in earnings at our E&P waste operations.
2)	Accounts receivable — Our increase in net cash provided by operating activities was favorably impacted by $66.9 million from accounts receivable as changes in accounts receivable resulted in a decrease to operating cash flows of $16.4 million for the six months ended June 30, 2023, compared to a decrease to operating cash flows of $83.3 million for the six months ended June 30, 2022. The decrease for the six months ended June 30, 2023 was due to increases in revenue, which remained as outstanding receivables at June 30, 2023, partially offset by one additional collection day in the period. The decrease for the six months ended June 30, 2022 was due to increases in revenues, which remained as outstanding receivables at June 30, 2022.
3)	Prepaid expenses — Our increase in net cash provided by operating activities was favorably impacted by $64.7 million from prepaid expenses as changes in prepaid expenses resulted in an increase to operating cash flows of $46.4 million for the six months ended June 30, 2023, compared to a decrease to operating cash flows of $18.3 million for the six months ended June 30, 2022. The increase for the six months ended June 30, 2023 was due primarily to decreased prepaid income tax payments. The decrease for the six months ended June 30, 2022 was due primarily to increases in prepaid income tax payments and prepaid vendor payments.
4)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was unfavorably impacted by $101.3 million from accounts payable and accrued liabilities as changes in accounts payable and accrued liabilities resulted in a decrease to operating cash flows of $18.5 million for the six months ended June 30, 2023, compared to an increase to operating cash flows of $82.8 million for the six months ended June 30, 2022. The decrease for the six months ended June 30, 2023 was due primarily to outstanding obligations to vendors and accrued annual management bonus compensation as of December 31, 2022 that were paid in the current period, partially offset by an increase in accrued interest due primarily to higher interest rates and higher accrued insurance costs outstanding at period end. The increase for the six months ended June 30, 2022 was due primarily to increases in operating expenses during the period which remained as outstanding obligations at June 30, 2022 and increased accrued interest due to the timing of interest payments for our senior unsecured notes issued subsequent to June 30, 2021, partially offset by the payment of annual cash incentive compensation to our management, which was accrued as a liability at year end.

5)	Deferred income taxes — Our increase in net cash provided by operating activities was unfavorably impacted by $53.6 million from deferred income taxes as changes in deferred income taxes resulted in an increase to operating cash flows of $31.4 million for the six months ended June 30, 2023, compared to an increase to operating cash flows of $85.0 million for the six months ended June 30, 2022. The increase for the six months ended June 30, 2023 was primarily due to accelerated tax depreciation from capital expenditures. The increase for the six months ended June 30, 2022 was attributable to capital expenditures providing tax benefits resulting from accelerated depreciation and tax benefits resulting from the divestiture of certain non-strategic E&P disposal operating locations.
6)	Deferred revenue — Our increase in net cash provided by operating activities was unfavorably impacted by $13.1 million from deferred revenue as changes in deferred revenue resulted in an increase to operating cash flows of $14.4 million for the six months ended June 30, 2023, compared to an increase to operating cash flows of $27.5 million for the six months ended June 30, 2022. For both comparative periods, deferred revenue increased due to price increases on our advanced billed residential and commercial collection services.

At June 30, 2023, we had a working capital deficit of $351.8 million, including cash and equivalents of $91.7 million.  Our working capital increased $43.2 million from a working capital deficit of $395.0 million at December 31, 2022 including cash and equivalents of $78.6 million, due primarily to an increase in accounts receivables as a result of increases in revenue, higher cash balances and decreases in accounts payable and accrued liabilities driven by the timing of payments for obligations to vendors and accrued annual management bonus compensation that were outstanding as of December 31, 2022, partially offset by a decrease in prepaid income tax, lower prepaid insurance costs, and an increase in deferred revenues. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $287.3 million to $604.6 million for the six months ended June 30, 2023, from $891.9 million for the six months ended June 30, 2022. The significant components of the decrease included the following:

1)	A decrease in cash paid for acquisitions of $333.8 million; less
2)	An increase in capital expenditures at operations acquired during the comparative periods of $20.2 million due to expenditures for landfill site costs, trucks and equipment;
3)	An increase in capital expenditures at operations owned in the comparable periods of $2.5 million due to increases in trucks, equipment and landfill site costs; and
4)	A decrease in proceeds from disposal of assets of $13.1 million due to lower disposal of non-strategic assets to provide funding toward new capital expenditures.

Financing Activities Cash Flows

Net cash used in financing activities increased $414.4 million to $389.3 million for the six months ended June 30, 2023, from net cash provided by financing activities of $25.1 million for the six months ended June 30, 2022. The significant components of the increase included the following:

1)	An increase from the net change in long-term borrowings of $827.0 million in which long-term borrowings decreased $228.3 million during the six months ended June 30, 2023 and increased $598.7 million during the six months ended June 30, 2022;
2)	An increase from higher cash dividends paid of $12.3 million due primarily to an increase in our quarterly dividend rate for the six months ended June 30, 2023 to $0.255 per share, from $0.23 per share for the six months ended June 30, 2022; and

3)	An increase in tax withholdings related to net share settlements of equity-based compensation of $11.4 million due to an increase in the value of equity-based compensation awards vesting; less
4)	A decrease from lower payments to repurchase our common shares of $425.0 million that occurred in the six months ended June 30, 2022.

On July 26, 2022, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 12,859,066 of our common shares during the period of August 10, 2022 to August 9, 2023 or until such earlier time as the NCIB is completed or terminated at our option. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Executive Vice President and Chief Financial Officer at (832) 442-2200.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of our common shares and overall market conditions. All common shares purchased under the NCIB will be immediately cancelled following their repurchase.  Information regarding our NCIB can be found under the section “Normal Course Issuer Bid” in Note 17 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

On July 25, 2023, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our NCIB.  The renewal is expected to commence following the conclusion of our current NCIB expiring August 9, 2023. Upon approval, we anticipate that we will be authorized to make purchases during the period of August 10, 2023 to August 9, 2024 or until such earlier time as the NCIB is completed or terminated at our option.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis.  In November 2022, we announced that our Board of Directors increased our regular quarterly cash dividend by $0.025, from $0.230 to $0.255 per share.  Cash dividends of $131.1 million and $118.8 million were paid during the six months ended June 30, 2023 and 2022, respectively. We cannot assure as to the amounts or timing of future dividends.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures, including for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

We made $390.3 million in capital expenditures for property and equipment, net of proceeds from disposal of assets, during the six months ended June 30, 2023, and we expect to make total capital expenditures for property and equipment of approximately $920 million in 2023, net of proceeds from disposal of assets.  We have funded and intend to fund the balance of our planned 2023 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and solid waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital. Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

At June 30, 2023, $650.0 million under the term loan and $409.9 million under the revolving credit facility were outstanding under the Credit Agreement, exclusive of outstanding standby letters of credit of $39.4 million. We also had $85.3 million of letters of credit issued and outstanding at June 30, 2023 under a facility other than the Credit Agreement.  Our Credit Agreement matures in July 2026.  At June 30, 2023, $800.0 million under the term loan was outstanding under the Term Loan Agreement, which matures in July 2026.

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

At June 30, 2023, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$6,755,740	$10,699	$13,987	$1,870,329	$4,860,725
Cash interest payments	$2,381,899	$257,482	$522,935	$323,649	$1,277,833
Contingent consideration	$109,479	$71,065	$3,224	$3,224	$31,966
Operating leases	$318,978	$22,155	$69,967	$59,033	$167,823
Final capping, closure and post-closure	$1,784,775	$16,385	$14,514	$15,399	$1,738,477

____________________

Long-term debt payments include:

1)	$409.9 million in principal payments due July 2026 related to our revolving credit facility under our Credit Agreement. We may elect to draw amounts on our Credit Agreement in U.S. dollar Term SOFR rate loans, U.S. dollar base rate loans, Canadian-based bankers’ acceptances or BA equivalent notes, and Canadian dollar prime rate loans. At June 30, 2023, $240.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. Term SOFR rate loans, which bear interest at the Term SOFR rate plus the applicable margin (for a total rate ranging from 6.14% to 6.26% on such date). At June 30, 2023, $169.9 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, which bear interest at the Canadian Dollar Offered Rate plus the applicable acceptance fee (for a total rate of 5.98% on such date).
2)	$650.0 million in principal payments due July 2026 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or Term SOFR loans. At June 30, 2023, all amounts outstanding under the term loan were in Term SOFR loans which bear interest at the Term SOFR rate plus the applicable margin (for a total rate of 6.14% on such date).
3)	$800.0 million in principal payments due July 2026 related to our term loan under our Term Loan Agreement. Outstanding amounts on the term loan can be either base rate loans or Term SOFR loans. At June 30, 2023, all amounts outstanding under the term loan were in Term SOFR loans which bear interest at the Term SOFR rate plus the applicable margin (for a total rate of 6.26% on such date).
4)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
5)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
6)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
7)	$650.0 million in principal payments due 2032 related to our 2032 Senior Notes. The 2032 Senior Notes bear interest at a rate of 2.20%.
8)	$500.0 million in principal payments due 2032 related to our New 2032 Senior Notes. The New 2032 Senior Notes bear interest at a rate of 3.20%.

9)	$750.0 million in principal payments due 2033 related to our 2033 Senior Notes. The 2033 Senior Notes bear interest at a rate of 4.20%.
10)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
11)	$850.0 million in principal payments due 2052 related to our 2052 Senior Notes. The 2052 Senior Notes bear interest at a rate of 2.95%.
12)	$35.3 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at June 30, 2023, and have maturity dates ranging from 2024 to 2036.
13)	$10.5 million in principal payments related to our financing leases. Our financing leases bear interest at rates between 1.89% and 2.16% at June 30, 2023, and have expiration dates ranging from 2026 to 2028.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the Term SOFR rate plus the applicable Term SOFR margin, the base rate plus the applicable base rate margin, the Canadian Dollar Offered Rate plus the applicable acceptance fee and the Canadian prime rate plus the applicable prime rate margin at June 30, 2023. We assumed the Credit Agreement is paid off when it matures in July 2026.
2)	We calculated cash interest payments on the Term Loan Agreement using the Term SOFR rate plus the applicable Term SOFR margin at June 30, 2023. We assumed the Term Loan Agreement is paid off when it matures in July 2026.
3)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Term SOFR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $92.4 million recorded as liabilities in our Condensed Consolidated Financial Statements at June 30, 2023, and $17.1 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$165,110	$115,225	$49,414	$471	$—

____________________

(1)	We are party to unconditional purchase obligations. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At June 30, 2023, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 56.3 million gallons remaining to be purchased for a total of $165.1 million. The current fuel purchase contracts expire on or before December 31, 2026. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2023, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P waste operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $1.539 billion and $1.447 billion at June 30, 2023 and December 31, 2022, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2023, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the six month periods ended June 30, 2023 and 2022, at all of our landfills during the respective period, is shown below (tons in thousands):

	Six Months Ended June 30,
	2023		2022
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	95	24,554	89	23,403
Operated landfills	7	333	5	296
	102	24,887	94	23,699

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a liquidity measure in the solid waste industry. We calculate adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and periodic distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to evaluate the liquidity of our business operations. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the six month periods ended June 30, 2023 and 2022, are calculated as follows (amounts in thousands of U.S. dollars):

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by operating activities	$1,016,712	$973,678
Less: Change in book overdraft	(234)	(54)
Plus: Proceeds from disposal of assets	3,819	16,894
Less: Capital expenditures for property and equipment	(394,143)	(371,428)
Adjustments:
Cash received for divestitures (a)	—	(5,671)
Transaction-related expenses (b)	2,264	27,096
Executive separation costs (c)	1,686	—
Pre-existing Progressive Waste share-based grants (d)	841	12
Tax effect (d)	(990)	(2,165)
Adjusted free cash flow	$629,955	$638,362

____________________

(a)	Reflects the elimination of cash received in conjunction with the divestiture of certain operations.
(b)	Reflects the addback of acquisition-related transaction costs and the settlement of an acquired tax liability.
(c)	Reflects the cash component of severance expense associated with a recent executive departure.
(d)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.
(e)	The aggregate tax effect of footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three and six month periods ended June 30, 2023 and 2022, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income attributable to Waste Connections	$209,208	$224,074	$407,021	$404,398
Plus (less): Net income (loss) attributable to noncontrolling interests	(38)	133	(15)	177
Plus: Income tax provision	68,551	58,307	122,940	107,146
Plus: Interest expense	67,545	45,079	135,898	86,404
Less: Interest income	(1,338)	(652)	(4,053)	(790)
Plus: Depreciation and amortization	252,374	226,399	495,715	443,985
Plus: Closure and post-closure accretion	4,567	3,992	9,087	8,087
Plus: Impairments and other operating items	10,859	4,150	12,724	6,028
Plus (less): Other expense (income), net	200	2,649	(2,974)	6,114
Adjustments:
Plus: Transaction-related expenses (a)	1,824	3,692	3,905	8,232
Plus: Fair value changes to equity awards (b)	72	(1,009)	445	(847)
Plus: Executive separation costs (c)	15,063	—	15,063	—
Adjusted EBITDA	$628,887	$566,814	$1,195,756	$1,068,934

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.
(c)	Reflects the cash and non-cash components of severance expense associated with a recent executive departure.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as valuation measures in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three and six month periods ended June 30, 2023 and 2022, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Reported net income attributable to Waste Connections	$209,208	$224,074	$407,021	$404,398
Adjustments:
Amortization of intangibles (a)	39,052	37,462	78,335	75,098
Impairments and other operating items (b)	10,859	4,150	12,724	6,028
Transaction-related expenses (c)	1,824	3,692	3,905	8,232
Fair value changes to equity awards (d)	72	(1,009)	445	(847)
Executive separation costs (e)	15,063	—	15,063	—
Tax effect (f)	(13,746)	(11,224)	(24,770)	(22,316)
Adjusted net income attributable to Waste Connections	$262,332	$257,145	$492,723	$470,593

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.81	$0.87	$1.58	$1.57
Adjusted net income	$1.02	$1.00	$1.91	$1.82

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	Reflects the cash and non-cash components of severance expense associated with a recent executive departure.
(f)	The aggregate tax effect of the adjustments in footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.

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

At June 30, 2023, our derivative instruments included four interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

		Fixed	Variable
	Notional	Interest	Interest Rate		Expiration
Date Entered	Amount	Rate Paid (a)	Received	Effective Date (b)	Date
August 2017	$200,000	2.1230%	1-month Term SOFR	November 2022	October 2025
June 2018	$200,000	2.8480%	1-month Term SOFR	November 2022	October 2025
June 2018	$200,000	2.8284%	1-month Term SOFR	November 2022	October 2025
December 2018	$200,000	2.7715%	1-month Term SOFR	November 2022	July 2027

____________________

(a)	Plus applicable margin.
(b)	In October 2022, we amended the reference rate in all of our outstanding interest rate swap contracts to replace One-Month LIBOR with One-Month Term SOFR and certain credit spread adjustments. We did not record any gains or losses upon the conversion of the reference rates in these interest rate swap contracts, and we believe these amendments will not have a material impact on our Condensed Consolidated Financial Statements.

Under derivatives and hedging guidance, the interest rate swap agreements are considered cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at June 30, 2023 and December 31, 2022, of $1.057 billion and $1.115 billion, respectively, including floating rate debt under our Credit Agreement and Term Loan Agreement. A one percentage point increase in interest rates on our variable-rate debt at June 30, 2023 and December 31, 2022, would decrease our annual pre-tax income by approximately $10.6 million and $11.1 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At June 30, 2023, we had no fuel hedge agreements in place; however, we have entered into fixed price diesel fuel purchase contracts for 2023 as described below.

For the year ending December 31, 2023, we expect to purchase approximately 89.3 million gallons of diesel fuel, of which 47.0 million gallons will be purchased at market prices and 42.3 million gallons will be purchased under our fixed price diesel fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the six month period of July 1, 2023 to December 31, 2023, we expect to purchase approximately 23.5 million gallons of diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of diesel fuel over the remaining six months in 2023 would decrease our pre-tax income during this period by approximately $2.3 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the six months ended June 30, 2023 and 2022, would have had a $6.8 million and $12.5 million impact on revenues, respectively.

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

Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded as of June 30, 2023, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Information regarding our legal proceedings can be found in Note 18 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 6.Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2017)
3.2	Articles of Amalgamation (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 7, 2016)
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 7, 2016)
3.4	By-law No. 1 of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed on June 7, 2016)
10.1 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Eric O. Hansen, effective July 10, 2023
10.2 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Rob Nielsen, effective July 10, 2023
10.3 +	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Phil Rivard, effective July 10, 2023
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
+	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: August 3, 2023	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
President and Chief Executive Officer

Date: August 3, 2023	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Executive Vice President and Chief Financial Officer