Form 10-Q
period 2023-09-30
Waste Connections, Inc.
filed 2023-10-26
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of October 13, 2023: 257,643,341 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and equivalents	$96,187	$78,637
Accounts receivable, net of allowance for credit losses of $23,970 and $22,939 at September 30, 2023 and December 31, 2022, respectively	868,093	833,862
Prepaid expenses and other current assets	187,442	205,146
Total current assets	1,151,722	1,117,645

Restricted cash	102,844	102,727
Restricted investments	75,990	68,099
Property and equipment, net	7,096,769	6,950,915
Operating lease right-of-use assets	263,491	192,506
Goodwill	7,313,084	6,902,297
Intangible assets, net	1,618,692	1,673,917
Other assets, net	108,648	126,497
Total assets	$17,731,240	$17,134,603
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$604,542	$638,728
Book overdraft	15,782	15,645
Deferred revenue	342,726	325,002
Accrued liabilities	446,436	431,247
Current portion of operating lease liabilities	32,677	35,170
Current portion of contingent consideration	100,813	60,092
Current portion of long-term debt and notes payable	32,760	6,759
Total current liabilities	1,575,736	1,512,643

Long-term portion of debt and notes payable	6,803,439	6,890,149
Long-term portion of operating lease liabilities	239,768	165,462
Long-term portion of contingent consideration	21,195	21,323
Deferred income taxes	1,048,283	1,013,742
Other long-term liabilities	451,524	417,640
Total liabilities	10,139,945	10,020,959

Commitments and contingencies (Note 18)

Equity:
Common shares: 257,640,960 shares issued and 257,581,304 shares outstanding at September 30, 2023; 257,211,175 shares issued and 257,145,716 shares outstanding at December 31, 2022	3,276,631	3,271,958
Additional paid-in capital	270,104	244,076
Accumulated other comprehensive loss	(49,262)	(56,830)
Treasury shares: 59,656 and 65,459 shares at September 30, 2023 and December 31, 2022, respectively	—	—
Retained earnings	4,088,726	3,649,494
Total Waste Connections’ equity	7,586,199	7,108,698
Noncontrolling interest in subsidiaries	5,096	4,946
Total equity	7,591,295	7,113,644
Total liabilities and equity	$17,731,240	$17,134,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$2,064,744	$1,879,868	$5,986,342	$5,342,558
Operating expenses:
Cost of operations	1,204,603	1,120,629	3,548,893	3,198,039
Selling, general and administrative	196,316	186,887	606,367	518,705
Depreciation	214,966	193,287	632,347	562,174
Amortization of intangibles	39,405	38,859	117,740	113,956
Impairments and other operating items	56,477	13,438	69,201	19,467
Operating income	352,977	326,768	1,011,794	930,217

Interest expense	(69,016)	(51,161)	(204,914)	(137,565)
Interest income	2,833	1,784	6,886	2,574
Other income, net	5,372	8,487	8,346	2,373
Income before income tax provision	292,166	285,878	822,112	797,599

Income tax provision	(62,975)	(48,753)	(185,915)	(155,899)
Net income	229,191	237,125	636,197	641,700
Less: Net income attributable to noncontrolling interests	(165)	(213)	(150)	(390)
Net income attributable to Waste Connections	$229,026	$236,912	$636,047	$641,310

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.89	$0.92	$2.47	$2.49
Diluted	$0.89	$0.92	$2.46	$2.49

Shares used in the per share calculations:
Basic	257,633,703	257,197,010	257,535,408	257,438,756
Diluted	258,229,404	257,891,635	258,110,484	258,060,751

Cash dividends per common share	$0.255	$0.230	$0.765	$0.690

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$229,191	$237,125	$636,197	$641,700

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(5,286)	948	(14,120)	9,344
Changes in fair value of interest rate swaps	7,788	27,679	20,979	74,969
Foreign currency translation adjustment	(50,020)	(145,955)	2,527	(185,030)
Other comprehensive income (loss), before tax	(47,518)	(117,328)	9,386	(100,717)
Income tax expense related to items of other comprehensive income (loss)	(663)	(7,586)	(1,818)	(22,343)
Other comprehensive income (loss), net of tax	(48,181)	(124,914)	7,568	(123,060)
Comprehensive income	181,010	112,211	643,765	518,640
Less: Comprehensive income attributable to noncontrolling interests	(165)	(213)	(150)	(390)
Comprehensive income attributable to Waste Connections	$180,845	$111,998	$643,615	$518,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2022	257,145,716	$3,271,958	$244,076	$(56,830)	65,459	$—	$3,649,494	$4,946	$7,113,644
Sale of common shares held in trust	5,803	765	—	—	(5,803)	—	—	—	765
Vesting of restricted share units	325,490	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	140,498	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	19,151	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(176,837)	—	(22,966)	—	—	—	—	—	(22,966)
Equity-based compensation	—	—	17,374	—	—	—	—	—	17,374
Exercise of warrants	13,019	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	14,594	1,841	—	—	—	—	—	—	1,841
Cash dividends on common shares	—	—	—	—	—	—	(65,788)	—	(65,788)
Amounts reclassified into earnings, net of taxes	—	—	—	(2,999)	—	—	—	—	(2,999)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(2,425)	—	—	—	—	(2,425)
Foreign currency translation adjustment	—	—	—	1,682	—	—	—	—	1,682
Net income	—	—	—	—	—	—	197,813	23	197,836
Balances at March 31, 2023	257,487,434	3,274,564	238,484	(60,572)	59,656	—	3,781,519	4,969	7,238,964
Vesting of restricted share units	43,431	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	55,167	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(62,304)	—	(5,709)	—	—	—	—	—	(5,709)
Equity-based compensation	—	—	22,892	—	—	—	—	—	22,892
Exercise of warrants	31,287	—	—	—	—	—	—	—	—
Cash dividends on common shares	—	—	—	—	—	—	(65,351)	—	(65,351)
Amounts reclassified into earnings, net of taxes	—	—	—	(3,494)	—	—	—	—	(3,494)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	12,120	—	—	—	—	12,120
Foreign currency translation adjustment	—	—	—	50,865	—	—	—	—	50,865
Net income (loss)	—	—	—	—	—	—	209,208	(38)	209,170
Balances at June 30, 2023	257,555,015	3,274,564	255,667	(1,081)	59,656	—	3,925,376	4,931	7,459,457
Vesting of restricted share units	1,845	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	142	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(22,917)	—	(740)	—	—	—	—	—	(740)
Equity-based compensation	—	—	15,177	—	—	—	—	—	15,177
Exercise of warrants	32,005	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	15,214	2,067	—	—	—	—	—	—	2,067
Cash dividends on common shares	—	—	—	—	—	—	(65,676)	—	(65,676)
Amounts reclassified into earnings, net of taxes	—	—	—	(3,885)	—	—	—	—	(3,885)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	5,724	—	—	—	—	5,724
Foreign currency translation adjustment	—	—	—	(50,020)	—	—	—	—	(50,020)
Net income	—	—	—	—	—	—	229,026	165	229,191
Balances at September 30, 2023	257,581,304	$3,276,631	$270,104	$(49,262)	59,656	$—	$4,088,726	$5,096	$7,591,295

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

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$636,197	$641,700
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	37,470	11,503
Depreciation	632,347	562,174
Amortization of intangibles	117,740	113,956
Deferred income taxes, net of acquisitions	29,060	91,098
Current period provision for expected credit losses	13,363	11,097
Amortization of debt issuance costs	4,862	3,879
Share-based compensation	56,110	48,395
Interest accretion	14,827	13,218
Payment of contingent consideration recorded in earnings	—	(2,982)
Adjustments to contingent consideration	30,367	(1,030)
Other	(3,535)	(8,412)
Net change in operating assets and liabilities, net of acquisitions	2,068	15,541
Net cash provided by operating activities	1,570,876	1,500,137

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(573,185)	(1,272,910)
Capital expenditures for property and equipment	(615,554)	(618,313)
Proceeds from disposal of assets	8,678	23,341
Other	(5,552)	9,296
Net cash used in investing activities	(1,185,613)	(1,858,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,242,554	3,148,624
Principal payments on notes payable and long-term debt	(1,383,415)	(2,052,412)
Payment of contingent consideration recorded at acquisition date	(4,255)	(12,114)
Change in book overdraft	137	(5,983)
Payments for repurchase of common shares	—	(424,999)
Payments for cash dividends	(196,815)	(177,710)
Tax withholdings related to net share settlements of equity-based compensation	(29,415)	(17,466)
Debt issuance costs	—	(11,454)
Proceeds from issuance of shares under employee share purchase plan	3,908	3,271
Proceeds from sale of common shares held in trust	765	660
Net cash provided by (used in) financing activities	(366,536)	450,417

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,060)	(3,210)

Net increase in cash, cash equivalents and restricted cash	17,667	88,758
Cash, cash equivalents and restricted cash at beginning of period	181,364	219,615
Cash, cash equivalents and restricted cash at end of period	$199,031	$308,373

Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$127,073	$179,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three and nine month periods ended September 30, 2023 and 2022. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

3.NEW ACCOUNTING STANDARDS

Accounting Standards Pending Adoption

Clawback of Executive Compensation Rules.  In October 2022, the Securities and Exchange Commission (the “SEC”) adopted final rules regarding the recovery of erroneously awarded executive incentive compensation. The rules direct U.S. securities exchanges to establish standards to require listed issuers to develop and implement a written policy providing for the recovery of incentive compensation received by current and former executive officers in the event of a required accounting restatement when that compensation was based on an erroneously reported financial reporting measure.  The new rule and related amendments include a number of new disclosure requirements, including requiring issuers to file their recovery policy as an exhibit to their annual reports and establishing new cover page disclosures on Form 10-K indicating whether the financial statements included in the filing reflect the correction of an error and whether the error correction required an incentive compensation recovery analysis.  The U.S. securities exchanges filed listing standards to implement the SEC’s directive, and those listing standards were effective on October 2, 2023. Registrants listed on those exchanges will be required to adopt a recovery policy by December 1, 2023. The Company will include an updated recovery policy as an exhibit to its 2023 Form 10-K.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

4.REVENUE

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, non-hazardous oil and natural gas exploration and production (“E&P”) waste treatment, recovery and disposal services and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commercial	$630,641	$564,592	$1,848,723	$1,602,793
Residential	538,364	487,995	1,582,289	1,391,603
Industrial and construction roll off	343,740	315,904	1,002,085	870,949
Total collection	1,512,745	1,368,491	4,433,097	3,865,345
Landfill	390,330	345,215	1,116,707	984,700
Transfer	313,214	271,685	892,757	751,117
Recycling	36,103	48,246	105,724	178,845
E&P	62,066	56,995	172,431	154,706
Intermodal and other	44,984	47,604	122,655	139,605
Intercompany	(294,698)	(258,368)	(857,029)	(731,760)
Total	$2,064,744	$1,879,868	$5,986,342	$5,342,558

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided.  Substantially all of the deferred revenue recorded as of June 30, 2023 was recognized as revenue during the three months ended September 30, 2023 when the service was performed.

See Note 11 for additional information regarding revenue by reportable segment.

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Condensed Consolidated Balance Sheets, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company would have recognized is one year or less. The Company had $26,518 and $23,818 of deferred sales incentives at September 30, 2023 and December 31, 2022, respectively.

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

The following is a rollforward of the Company’s allowance for credit losses for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$22,939	$18,480
Current period provision for expected credit losses	13,363	11,097
Write-offs charged against the allowance	(17,049)	(12,866)
Recoveries collected	4,711	3,912
Impact of changes in foreign currency	6	(111)
Ending balance	$23,970	$20,512

6.LANDFILL ACCOUNTING

At September 30, 2023, the Company’s landfills consisted of 91 owned landfills, five landfills operated under life-of-site operating agreements and seven landfills operated under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $3,333,390 at September 30, 2023. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of September 30, 2023, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 33 years.  As of September 30, 2023, the Company is seeking to expand permitted capacity at nine of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 36 years.  The estimated remaining lives of the Company’s owned landfills and

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

landfills operated under life-of-site operating agreements range from 2 to 308 years, with approximately 90% of the projected annual disposal volume from landfills with remaining lives of less than 70 years.

During the nine months ended September 30, 2023 and 2022, the Company expensed $192,314 and $172,118, respectively, or an average of $5.11 and $4.88 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing “layers” for final capping, closure and post-closure liabilities is based on its long-term credit adjusted risk-free rate. The Company’s discount rate assumption for purposes of computing 2023 and 2022 “layers” for final capping, closure and post-closure obligations is 5.50% for 2023 and ranged from 3.25% to 5.50% for 2022. The Company’s long-term inflation rate assumption is 2.75% for the year ending December 31, 2023 and ranged from 2.25% to 2.75% for the year ending December 31, 2022. The resulting final capping, closure and post-closure obligations are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the nine months ended September 30, 2023 and 2022, the Company expensed $13,554 and $12,008, respectively, or an average of $0.36 and $0.34 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2022 to September 30, 2023:

Final capping, closure and post-closure liability at December 31, 2022	$344,606
Liability adjustments	25,542
Accretion expense associated with landfill obligations	13,554
Closure payments	(14,864)
Assumption of closure liabilities from acquisitions	7,687
Foreign currency translation adjustment	56
Final capping, closure and post-closure liability at September 30, 2023	$376,581

Liability adjustments of $25,542 for the nine months ended September 30, 2023, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At September 30, 2023 and December 31, 2022, $7,197 and $6,890, respectively, of the Company’s restricted cash balance and $64,090 and $57,469, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

7.ACQUISITIONS

The Company acquired nine individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses and one E&P landfill during the nine months ended September 30, 2023.  The total transaction-related expenses incurred during the nine months ended September 30, 2023 for these acquisitions were $7,014. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

The Company acquired 15 individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses during the nine months ended September 30, 2022.  The total transaction-related expenses incurred during the nine months ended September 30, 2022 for these acquisitions were $18,694. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the nine months ended September 30, 2023 and 2022:

	2023	2022
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$573,185	$1,272,910
Debt assumed	73,397	96,814
	646,582	1,369,724

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	15,412	32,329
Prepaid expenses and other current assets	4,474	6,549
Restricted investments	5,462	—
Operating lease right-of-use assets	14,048	3,160
Property and equipment	186,130	617,267
Long-term franchise agreements and contracts	59,509	109,364
Customer lists	5,020	69,378
Permits and other intangibles	2,403	97,548
Other assets	24	—
Accounts payable and accrued liabilities	(11,005)	(34,905)
Current portion of operating lease liabilities	(366)	(1,100)
Deferred revenue	(1,333)	(7,766)
Contingent consideration	(13,350)	(6,543)
Long-term portion of operating lease liabilities	(13,682)	(2,060)
Other long-term liabilities	(10,439)	(3,498)
Deferred income taxes	(3,501)	(26,440)
Total identifiable net assets	238,806	853,283
Goodwill	$407,776	$516,441

Goodwill acquired during the nine months ended September 30, 2023 and 2022, totaling $317,190 and $272,186, respectively, is expected to be deductible for tax purposes. The fair value of acquired working capital related to four individually immaterial acquisitions completed during the twelve months ended September 30, 2023, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these four acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2023, was $15,538, of which $126 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2022, was $37,486, of which $5,157 was expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

8.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at September 30, 2023:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$963,690	$(338,262)	$—	$625,428
Customer lists	780,712	(577,744)	—	202,968
Permits and other	782,252	(132,785)	(40,784)	608,683
	2,526,654	(1,048,791)	(40,784)	1,437,079
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$2,708,267	$(1,048,791)	$(40,784)	$1,618,692

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the nine months ended September 30, 2023 was 20.5 years. The weighted-average amortization period of customer lists acquired during the nine months ended September 30, 2023 was 11.7 years.  The weighted-average amortization period of finite-lived permits and other acquired during the nine months ended September 30, 2023 was 40.0 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2022:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$916,582	$(297,382)	$—	$619,200
Customer lists	776,719	(527,425)	—	249,294
Permits and other	779,689	(115,095)	(40,784)	623,810
	2,472,990	(939,902)	(40,784)	1,492,304
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$2,654,603	$(939,902)	$(40,784)	$1,673,917

Estimated future amortization expense for the next five years relating to finite-lived intangible assets owned as of September 30, 2023 is as follows:

For the year ending December 31, 2023	$157,219
For the year ending December 31, 2024	$139,959
For the year ending December 31, 2025	$123,027
For the year ending December 31, 2026	$107,340
For the year ending December 31, 2027	$93,670

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

ROU assets for operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived asset impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  The Company did not recognize an impairment charge for any of its ROU assets during the nine months ended September 30, 2023 and 2022.

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset.  The Company did not recognize any significant remeasurements during the nine months ended September 30, 2023 and 2022.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Lease cost for operating and finance leases for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$11,914	$9,822	$34,881	$30,814
Finance lease cost:
Amortization of leased assets	733	682	2,098	1,802
Interest on leased liabilities	63	61	168	161
Total lease cost	$12,710	$10,565	$37,147	$32,777

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,967	$30,313
Operating cash flows from finance leases	$168	$161
Financing cash flows from finance leases	$2,079	$1,758
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities - operating leases	$85,377	$53,967
Right-of-use assets obtained in exchange for lease liabilities - finance leases	$1,388	$3,369

Weighted-average remaining lease term and discount rate for the Company’s leases are as follows:

	Nine Months Ended September 30,
	2023		2022
Weighted average remaining lease term - operating leases	11.1	years	8.9	years
Weighted average remaining lease term - finance leases	3.9	years	4.4	years
Weighted average discount rate - operating leases	3.92%		2.96%
Weighted average discount rate - finance leases	2.35%		1.96%

As of September 30, 2023, future minimum lease payments, reconciled to the respective lease liabilities, are as follows:

	Operating Leases	Finance Leases
Last 3 months of 2023	$11,634	$798
2024	40,695	3,194
2025	34,940	3,194
2026	32,313	2,608
2027	31,270	1,186
Thereafter	198,782	293
Minimum lease payments	349,634	11,273
Less: imputed interest	(77,189)	(501)
Present value of minimum lease payments	272,445	10,772
Less: current portion of lease liabilities	(32,677)	(2,962)
Long-term portion of lease liabilities	$239,768	$7,810

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

10.LONG-TERM DEBT

The following table presents the Company’s long-term debt at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Revolver under Credit Agreement, bearing interest ranging from 6.38% to 8.50% (a)	$531,618	$614,705
Term loan under Credit Agreement, bearing interest at 6.43% (a)	650,000	650,000
Term loan under Term Loan Agreement, bearing interest at 6.43% (a)	800,000	800,000
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
2.60% Senior Notes due 2030	600,000	600,000
2.20% Senior Notes due 2032	650,000	650,000
3.20% Senior Notes due 2032	500,000	500,000
4.20% Senior Notes due 2033	750,000	750,000
3.05% Senior Notes due 2050	500,000	500,000
2.95% Senior Notes due 2052	850,000	850,000
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2024 to 2036 (a)	56,047	37,232
Finance leases, bearing interest ranging from 1.89% to 5.07%, with lease expiration dates ranging from 2026 to 2029 (a)	10,772	11,464
	6,898,437	6,963,401
Less – current portion	(32,760)	(6,759)
Less – unamortized debt discount and issuance costs	(62,238)	(66,493)
Long-term portion of debt and notes payable	$6,803,439	$6,890,149

____________________

(a)	Interest rates represent the interest rates at September 30, 2023.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Credit Agreement

Details of the Credit Agreement are as follows:

	September 30,	December 31,
	2023	2022
Revolver under Credit Agreement
Available	$1,278,859	$1,193,502
Letters of credit outstanding	$39,523	$41,793
Total amount drawn, as follows:	$531,618	$614,705
Amount drawn – U.S. Term SOFR rate loan	$335,000	$391,000
Interest rate applicable – U.S. Term SOFR rate loan	6.43%	5.42%
Amount drawn – U.S. Term SOFR rate loan	$30,000	$—
Interest rate applicable – U.S. Term SOFR rate loan	6.42%	—%
Amount drawn – U.S. base rate loan	$15,000	$—
Interest rate applicable – U.S. base rate loan	8.50%	—%
Amount drawn – Canadian prime rate loan	$11,094	$—
Interest rate applicable - Canadian prime rate loan	7.20%	—%
Amount drawn – Canadian bankers’ acceptance	$85,054	$223,705
Interest rate applicable – Canadian bankers’ acceptance	6.38%	5.74%
Amount drawn – Canadian bankers’ acceptance	$55,470	$—
Interest rate applicable – Canadian bankers’ acceptance	6.38%	—%
Commitment – rate applicable	0.09%	0.09%
Term loan under Credit Agreement
Amount drawn – U.S. Term SOFR rate loan	$650,000	$650,000
Interest rate applicable – U.S. Term SOFR rate loan	6.43%	5.42%

In addition to the $39,523 of letters of credit at September 30, 2023 issued and outstanding under the Credit Agreement, the Company has issued and outstanding letters of credit totaling $102,229 under facilities other than the Credit Agreement.

11.SEGMENT REPORTING

The Company’s revenues are generated from the collection, transfer, recycling and disposal of non-hazardous solid waste and the treatment, recovery and disposal of non-hazardous E&P waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

Effective April 1, 2023, the Company modified its organizational structure under new regional operating segments as the result of continued growth in its business.  The Company now reports revenue and segment EBITDA based on the following six geographic solid waste operating segments: Southern, Western, Central, Eastern, Canada and MidSouth.  A small number of operating locations have been reallocated from the Western segment to the Central segment, the previous Eastern segment has been bifurcated into two smaller geographies now referred to as the Eastern segment and MidSouth segment, and a small number of operating locations have been reallocated from the Southern segment to the MidSouth segment. The Company’s six geographic solid waste operating segments comprise its reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  While certain corporate or regional overhead expense allocations may affect comparability on a period-over-period basis, the segment information presented herein reflects the realignment of these regions.

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

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2023 and 2022, is shown in the following tables:

Three Months Ended		Intercompany	Reported	Segment
September 30, 2023	Revenue	Revenue(b)	Revenue	EBITDA(c)
Southern	$465,134	$(51,556)	$413,578	$133,072
Western	486,351	(53,889)	432,462	124,433
Central	419,169	(46,307)	372,862	137,823
Eastern	420,855	(67,746)	353,109	100,779
Canada	292,351	(29,256)	263,095	108,524
MidSouth	275,582	(45,944)	229,638	61,923
Corporate(a)	—	—	—	(2,729)
	$2,359,442	$(294,698)	$2,064,744	$663,825

Three Months Ended		Intercompany	Reported	Segment
September 30, 2022	Revenue	Revenue(b)	Revenue	EBITDA(c)
Southern	$429,787	$(46,350)	$383,437	$122,472
Western	412,928	(42,739)	370,189	109,736
Central	380,756	(41,867)	338,889	122,471
Eastern	385,204	(55,946)	329,258	77,384
Canada	270,041	(27,727)	242,314	87,910
MidSouth	259,520	(43,739)	215,781	64,036
Corporate(a)	—	—	—	(11,657)
	$2,138,236	$(258,368)	$1,879,868	$572,352

Nine Months Ended		Intercompany	Reported	Segment
September 30, 2023	Revenue	Revenue(b)	Revenue	EBITDA(c)
Southern	$1,382,681	$(155,149)	$1,227,532	$384,660
Western	1,402,628	(155,355)	1,247,273	354,682
Central	1,218,670	(136,638)	1,082,032	384,538
Eastern	1,215,266	(189,604)	1,025,662	260,569
Canada	824,303	(85,347)	738,956	286,703
MidSouth	799,823	(134,936)	664,887	182,072
Corporate(a)	—	—	—	(22,142)
	$6,843,371	$(857,029)	$5,986,342	$1,831,082

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Nine Months Ended		Intercompany	Reported	Segment
September 30, 2022	Revenue	Revenue(b)	Revenue	EBITDA(c)
Southern	$1,232,302	$(129,003)	$1,103,299	$341,006
Western	1,179,592	(129,159)	1,050,433	315,114
Central	1,067,991	(113,854)	954,137	333,866
Eastern	1,064,236	(154,322)	909,914	214,335
Canada	789,531	(82,127)	707,404	265,402
MidSouth	740,666	(123,295)	617,371	175,133
Corporate(a)	—	—	—	(19,042)
	$6,074,318	$(731,760)	$5,342,558	$1,625,814

____________________

(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA of the Company’s Corporate segment for the periods presented.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

Total assets for each of the Company’s reportable segments at September 30, 2023 and December 31, 2022, were as follows:

	September 30,	December 31,
	2023	2022
Southern	$3,478,012	$3,410,888
Western	3,409,663	3,239,679
Central	2,801,263	2,803,853
Eastern	3,156,943	2,752,436
Canada	2,734,397	2,773,882
MidSouth	1,705,300	1,727,323
Corporate	445,662	426,542
Total Assets	$17,731,240	$17,134,603

The following tables show changes in goodwill during the nine months ended September 30, 2023 and 2022, by reportable segment:

	Southern	Western	Central	Eastern	Canada	MidSouth	Total
Balance as of December 31, 2022	$1,547,894	$732,335	$1,003,470	$1,189,111	$1,684,670	$744,817	$6,902,297
Goodwill acquired	—	45,072	3,605	361,398	—	1,366	411,441
Goodwill acquisition adjustments	(1,450)	—	—	—	(2,215)	—	(3,665)
Impact of changes in foreign currency	—	—	—	—	3,011	—	3,011
Balance as of September 30, 2023	$1,546,444	$777,407	$1,007,075	$1,550,509	$1,685,466	$746,183	$7,313,084

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Southern	Western	Central	Eastern	Canada	MidSouth	Total
Balance as of December 31, 2021	$1,457,437	$503,223	$931,269	$992,578	$1,559,512	$743,624	$6,187,643
Goodwill acquired	85,004	—	73,787	181,671	167,926	—	508,388
Goodwill acquisition adjustments	—	8,060	—	—	—	(7)	8,053
Impact of changes in foreign currency	—	—	—	—	(129,224)	—	(129,224)
Balance as of September 30, 2022	$1,542,441	$511,283	$1,005,056	$1,174,249	$1,598,214	$743,617	$6,574,860

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Southern segment EBITDA	$133,072	$122,472	$384,660	$341,006
Western segment EBITDA	124,433	109,736	354,682	315,114
Central segment EBITDA	137,823	122,471	384,538	333,866
Eastern segment EBITDA	100,779	77,384	260,569	214,335
Canada segment EBITDA	108,524	87,910	286,703	265,402
MidSouth segment EBITDA	61,923	64,036	182,072	175,133
Subtotal reportable segments	666,554	584,009	1,853,224	1,644,856
Unallocated corporate overhead	(2,729)	(11,657)	(22,142)	(19,042)
Depreciation	(214,966)	(193,287)	(632,347)	(562,174)
Amortization of intangibles	(39,405)	(38,859)	(117,740)	(113,956)
Impairments and other operating items	(56,477)	(13,438)	(69,201)	(19,467)
Interest expense	(69,016)	(51,161)	(204,914)	(137,565)
Interest income	2,833	1,784	6,886	2,574
Other income, net	5,372	8,487	8,346	2,373
Income before income tax provision	$292,166	$285,878	$822,112	$797,599

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at September 30, 2023 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At September 30, 2023, the Company’s derivative instruments included four interest rate swap agreements as follows:

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

The fair values of derivative instruments designated as cash flow hedges at September 30, 2023, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$21,166	Accrued liabilities	$—
	Other assets, net	17,499
Total derivatives designated as cash flow hedges		$38,665		$—

____________________

(a)Represents the estimated amount of the existing unrealized gains on interest rate swaps at September 30, 2023 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

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

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three and nine months ended September 30, 2023 and 2022:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2023	2022		2023	2022
Interest rate swaps	$5,724	$20,344	Interest expense	$(3,885)	$697

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022		2023	2022
Interest rate swaps	$15,419	$55,102	Interest expense	$(10,378)	$6,868

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

13.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of September 30, 2023 and December 31, 2022, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of September 30, 2023 and December 31, 2022, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of September 30, 2023 and December 31, 2022, are as follows:

	Carrying Value at		Fair Value (a) at
	September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022
4.25% Senior Notes due 2028	$500,000	$500,000	$472,450	$470,850
3.50% Senior Notes due 2029	$500,000	$500,000	$453,600	$457,650
2.60% Senior Notes due 2030	$600,000	$600,000	$504,060	$510,540
2.20% Senior Notes due 2032	$650,000	$650,000	$500,045	$514,540
3.20% Senior Notes due 2032	$500,000	$500,000	$414,250	$429,000
4.20% Senior Notes due 2033	$750,000	$750,000	$668,475	$699,450
3.05% Senior Notes due 2050	$500,000	$500,000	$316,250	$343,300
2.95% Senior Notes due 2052	$850,000	$850,000	$516,035	$561,425

____________________

(a)	Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value inputs include third-party calculations of the market interest rate of notes with similar ratings in similar industries over the remaining note terms.

For details on the fair value of the Company’s interest rate swaps, restricted cash and investments and contingent consideration, refer to Note 15.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

14.NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$229,026	$236,912	$636,047	$641,310
Denominator:
Basic shares outstanding	257,633,703	257,197,010	257,535,408	257,438,756
Dilutive effect of equity-based awards	595,701	694,625	575,076	621,995
Diluted shares outstanding	258,229,404	257,891,635	258,110,484	258,060,751

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At September 30, 2023 and December 31, 2022, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash is valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash measured at fair value is invested primarily in money market accounts, bank time deposits and U.S. government and agency securities. The Company’s restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted investments measured at fair value are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, were as follows:

	Fair Value Measurement at September 30, 2023 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$38,665	$—	$38,665	$—
Restricted cash	$102,844	$102,844	$—	$—
Restricted investments	$75,618	$—	$75,618	$—
Contingent consideration	$(122,008)	$—	$—	$(122,008)

	Fair Value Measurement at December 31, 2022 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$31,807	$—	$31,807	$—
Restricted cash	$102,727	$102,727	$—	$—
Restricted investments	$66,402	$—	$66,402	$—
Contingent consideration	$(81,415)	$—	$—	$(81,415)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$81,415	$94,308
Contingent consideration recorded at acquisition date	13,350	6,543
Payment of contingent consideration recorded at acquisition date	(4,255)	(12,114)
Payment of contingent consideration recorded in earnings	—	(2,982)
Adjustments to contingent consideration	30,367	(1,030)
Interest accretion expense	1,131	1,073
Foreign currency translation adjustment	—	(35)
Ending balance	$122,008	$85,763

16.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30, 2023
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(5,286)	$1,401	$(3,885)
Changes in fair value of interest rate swaps	7,788	(2,064)	5,724
Foreign currency translation adjustment	(50,020)	—	(50,020)
	$(47,518)	$(663)	$(48,181)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Three Months Ended September 30, 2022
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$948	$(251)	$697
Changes in fair value of interest rate swaps	27,679	(7,335)	20,344
Foreign currency translation adjustment	(145,955)	—	(145,955)
	$(117,328)	$(7,586)	$(124,914)

	Nine Months Ended September 30, 2023
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(14,120)	$3,742	$(10,378)
Changes in fair value of interest rate swaps	20,979	(5,560)	15,419
Foreign currency translation adjustment	2,527	—	2,527
	$9,386	$(1,818)	$7,568

	Nine Months Ended September 30, 2022
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$9,344	$(2,476)	$6,868
Changes in fair value of interest rate swaps	74,969	(19,867)	55,102
Foreign currency translation adjustment	(185,030)	—	(185,030)
	$(100,717)	$(22,343)	$(123,060)

A rollforward of the amounts included in AOCIL, net of taxes, for the nine months ended September 30, 2023 and 2022, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2022	$23,378	$(80,208)	$(56,830)
Amounts reclassified into earnings	(10,378)	—	(10,378)
Changes in fair value	15,419	—	15,419
Foreign currency translation adjustment	—	2,527	2,527
Balance at September 30, 2023	$28,419	$(77,681)	$(49,262)

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2021	$(37,544)	$77,128	$39,584
Amounts reclassified into earnings	6,868	—	6,868
Changes in fair value	55,102	—	55,102
Foreign currency translation adjustment	—	(185,030)	(185,030)
Balance at September 30, 2022	$24,426	$(107,902)	$(83,476)

See Note 12 for further discussion on the Company’s derivative instruments.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

17.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the nine-month period ended September 30, 2023, is presented below:

Unvested Shares
Outstanding at December 31, 2022	955,999
Granted	414,309
Forfeited	(45,090)
Vested and issued	(370,766)
Outstanding at September 30, 2023	954,452

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the nine-month period ended September 30, 2023 was $133.65.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At September 30, 2023 and 2022, the Company had 62,059 and 81,352 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the nine-month period ended September 30, 2023, is presented below:

Unvested Shares
Outstanding at December 31, 2022	341,850
Granted	113,347
Vested and issued	(195,665)
Outstanding at September 30, 2023	259,532

During the nine months ended September 30, 2023, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2025. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the nine-month period ended September 30, 2023 was $133.83.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the nine-month period ended September 30, 2023, is presented below:

Vested Shares
Outstanding at December 31, 2022	26,536
Granted	3,945
Outstanding at September 30, 2023	30,481

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the nine-month period ended September 30, 2023 was $136.47.

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste RSUs during the nine-month period ended September 30, 2023, is presented below:

Outstanding at December 31, 2022	57,829
Cash settled	(5,803)
Outstanding at September 30, 2023	52,026

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  All remaining RSUs were vested as of March 31, 2019.

Share-Based Options

Share-based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share-based options during the nine-month period ended September 30, 2023, is presented below:

Outstanding at December 31, 2022	43,570
Cash settled	(7,787)
Outstanding at September 30, 2023	35,783

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

each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period, provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the Toronto Stock Exchange (the “TSX”) over the final five trading days of such offering period. The maximum number of shares that may be issued under the ESPP is 1,000,000.  Under the ESPP, employees purchased 29,808 of the Company’s common shares for $3,908 during the nine months ended September 30, 2023.  Under the ESPP, employees purchased 26,582 of the Company’s common shares for $3,271 during the nine months ended September 30, 2022.

Normal Course Issuer Bid

On July 25, 2023, the Board of Directors of the Company approved, subject to receipt of regulatory approvals, the annual renewal of the Company’s normal course issuer bid (the “NCIB”) to purchase up to 12,881,534 of the Company’s common shares during the period of August 10, 2023 to August 9, 2024 or until such earlier time as the NCIB is completed or terminated at the option of the Company. The renewal followed the conclusion of the Company’s NCIB that expired August 9, 2023. The Company received TSX approval for its annual renewal of the NCIB on August 8, 2023.  Under the NCIB, the Company may make share repurchases only in the open market, including on the New York Stock Exchange (the “NYSE”), the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems is limited to a maximum of 63,103 common shares, which represents 25% of the average daily trading volume on the TSX of 252,412 common shares for the period from February 1, 2023 to July 31, 2023. The TSX rules also allow the Company to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE will be 25% of the average daily trading volume for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases.

The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including the Company’s capital structure, the market price of the common shares and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase.

For the nine months ended September 30, 2023, the Company did not repurchase any common shares pursuant to the NCIB in effect during that period.  For the nine months ended September 30, 2022, the Company repurchased 3,388,155 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $424,999.  As of September 30, 2023, the remaining maximum number of shares available for repurchase under the current NCIB was 12,881,534.

Cash Dividend

In November 2022, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.025, from $0.23 to $0.255 per Company common share. Cash dividends of $196,815 and $177,710 were paid during the nine months ended September 30, 2023 and 2022, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of September 30, 2023, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

The putative class actions and the Addison action assert claims for damages from odors allegedly emanating from the JP Landfill. The consolidated putative class action complaint alleges that the JP Landfill released “noxious odors” into the plaintiffs’ properties and the surrounding community and asserts a range of liability theories—nuisance, negligence (since dismissed), and strict liability—against all defendants. The putative class is described as all residents of Jefferson Parish who have sustained legally cognizable damages as a result of odors from the JP Landfill, but the complaint proposes to revise the geographic definition based on further evidence. The putative class plaintiffs seek unspecified damages for nuisance. The Addison plaintiffs assert causes of action for nuisance, negligence, and (with respect to the Parish) unconstitutional takings under the Louisiana Constitution; on behalf of two plaintiffs, the Addison complaint also asserts causes of action for wrongful death and survivorship.

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

After the general causation decision, the Court entered a case management order on April 17, 2023 that scheduled a trial of a subset of 8-13 Addison plaintiffs’ cases on the merits, prior to class certification being determined as to the putative class case. The Company objected to and opposed that sequence by motion, which the Court denied.

On April 17, 2023, the Company and the other Defendants filed a petition for a writ of mandamus from the Fifth Circuit Court of Appeals challenging the April 17 case management order’s sequencing of a merits trial before class certification. The Fifth Circuit granted the Company’s motion to stay proceedings in the Addison action pending its decision on the petition. After oral argument, on August 24, 2023 the Fifth Circuit denied the Company’s petition for a writ of mandamus. Defendants filed a motion for rehearing en banc on September 7, 2023, which was denied on September 19, 2023.

Following the Fifth Circuit’s decision, the District Court and the parties have discussed case management orders for both cases. The Court has ordered the following key deadlines: (i) the Parties will complete briefing of class certification by June 26, 2024; and (ii) the Parties will commence a three-week merits trial on the first 13 Addison Plaintiffs on August 5, 2024.

The Company has already obtained dismissal of approximately one third of the original Addison plaintiffs, the number of which now totals 544, and believes it has strong defenses to the merits of the Addison action, including specific causation issues due to other odor sources in the area. The Company also believes it has strong defenses to certification of the putative class actions. The Company is continuing to vigorously defend itself in these lawsuits; however, at this time, the Company is not able to determine the likelihood of any outcome regarding the underlying claims, including the allocation of any potential liability among the Company, the Parish, and Aptim Corporation.

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

19.SUBSEQUENT EVENT

On October 25, 2023, the Company announced that its Board of Directors increased its regular quarter cash dividend by $0.03, from $0.255 to $0.285 per Company common share, and then declared a regular quarterly cash dividend of $0.285 per Company common share. The dividend will be paid on November 28, 2023, to shareholders of record on the close of business on November 8, 2023.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We make statements in this Quarterly Report on Form 10-Q that are forward-looking in nature.  These include:

●	Statements regarding our landfills, including capacity, duration, special projects, demand for and pricing of recyclables, landfill alternatives and related capital expenditures, operating expenses and leachate;
●	Discussion of competition, loss of contracts, price increases and additional exclusive and/or long-term collection service arrangements;
●	Forecasts of cash flows necessary for operations and free cash flow to reduce leverage as well as our ability to draw on our credit facility and access the capital markets to refinance or expand;
●	Statements regarding our ability to access capital resources or credit markets;
●	Plans for, and the amounts of, certain capital expenditures for our existing and newly acquired properties and equipment;
●	Statements regarding fuel, oil and natural gas demand, prices, and price volatility;
●	Assessments of regulatory developments and potential changes in environmental, health, safety and tax laws and regulations; and
●	Other statements on a variety of topics such as the coronavirus disease 2019 (“COVID-19”) pandemic, inflation, credit risk of customers, seasonality, labor/pension costs and labor union activity, employee retention costs, operational and safety risks, acquisitions, litigation developments and results, goodwill impairments, insurance costs and cybersecurity threats.

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

OVERVIEW OF OUR BUSINESS

We are an integrated solid waste services company that provides non-hazardous waste collection, transfer and disposal services, including by rail, along with resource recovery primarily through recycling and renewable fuels generation, in mostly exclusive and secondary markets across 44 states in the U.S. and six provinces in Canada. Waste Connections also provides non-hazardous oil and natural gas exploration and production (“E&P”) waste treatment, recovery and disposal services in several basins across the U.S., as well as intermodal services for the movement of cargo and solid waste containers in the Pacific Northwest.

Environmental, organizational and financial sustainability initiatives have been key components of our success since we were founded in 1997.  We continue to grow and expand these efforts and our disclosure regarding progress towards their achievement as our industry and technology continue to evolve.  To that end, we have committed $500 million to the advancement of long-term, aspirational ESG targets, which have been incorporated into executive compensation metrics. Our investments primarily focus on reducing emissions, increasing resource recovery of both recyclable commodities and clean energy fuels, reducing reliance on off-site disposal for landfill leachate, further improving safety through reduced incidents and enhancing employee engagement through improved voluntary turnover and Servant Leadership scores.  Our 2023 Sustainability Report can be found at www.wasteconnections.com/sustainability but does not constitute a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q.

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

The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile, including as a result of macroeconomic and geopolitical conditions, which may impact levels of exploration and production activity, with a corresponding impact to our E&P waste activity.  In 2022, sustained increases in prices of crude oil as a result of inflationary pressures, the uncertainty associated with the Ukrainian conflict and any related bans on oil sales from Russia or supply chain disruptions contributed to increased levels of drilling activity and demand for our E&P waste services.  Conversely, in 2020 and 2021, a significant decline in oil prices driven by both surplus production and supply, as well as the decrease in demand caused by factors including the COVID-19 pandemic, resulted in decreased levels of E&P drilling activity and a corresponding decrease in demand for our E&P waste services.  Additionally, across the industry there was uncertainty regarding future demand for oil and related services, as noted by several energy companies, many of whom are customers of our E&P waste services.  These energy companies wrote down the values of their oil and gas assets in anticipation of the potential for the decarbonization of their energy product mix given an increased global focus on reducing greenhouse gases and addressing climate change.  At that time, the uncertainty regarding global demand had a significant impact on the investment and operating plans of our E&P waste customers in the basins where we operate.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Revenues	$2,064,744	100.0%	$1,879,868	100.0%	$5,986,342	100.0%	$5,342,558	100.0%
Cost of operations	1,204,603	58.4	1,120,629	59.6	3,548,893	59.3	3,198,039	59.9
Selling, general and administrative	196,316	9.5	186,887	9.9	606,367	10.1	518,705	9.7
Depreciation	214,966	10.4	193,287	10.3	632,347	10.5	562,174	10.5
Amortization of intangibles	39,405	1.9	38,859	2.1	117,740	2.0	113,956	2.1
Impairments and other operating items	56,477	2.7	13,438	0.7	69,201	1.2	19,467	0.4
Operating income	352,977	17.1	326,768	17.4	1,011,794	16.9	930,217	17.4

Interest expense	(69,016)	(3.3)	(51,161)	(2.7)	(204,914)	(3.4)	(137,565)	(2.6)
Interest income	2,833	0.1	1,784	0.1	6,886	0.1	2,574	0.1
Other income, net	5,372	0.3	8,487	0.4	8,346	0.1	2,373	0.0
Income tax provision	(62,975)	(3.1)	(48,753)	(2.6)	(185,915)	(3.1)	(155,899)	(2.9)
Net income	229,191	11.1	237,125	12.6	636,197	10.6	641,700	12.0
Net income attributable to noncontrolling interests	(165)	(0.0)	(213)	(0.0)	(150)	(0.0)	(390)	(0.0)
Net income attributable to Waste Connections	$229,026	11.1%	$236,912	12.6%	$636,047	10.6%	$641,310	12.0%

Revenues.  Total revenues increased $184.9 million, or 9.8%, to $2.065 billion for the three months ended September 30, 2023, from $1.880 billion for the three months ended September 30, 2022.  Total revenues increased $643.8 million, or 12.1%, to $5.986 billion for the nine months ended September 30, 2023, from $5.343 billion for the nine months ended September 30, 2022.

Acquisitions closed during, or subsequent to, the three months ended September 30, 2022, increased revenues by $104.1 million for the three months ended September 30, 2023.  Acquisitions closed during, or subsequent to, the nine months ended September 30, 2022, increased revenues by $358.2 million for the nine months ended September 30, 2023.

Operations that were divested during, or subsequent to, the three and nine months ended September 30, 2022, decreased revenues by $1.2 million and $1.9 million, respectively, for the three and nine months ended September 30, 2023.

During the three months ended September 30, 2023, the net increase in prices charged to our customers at our existing operations was $137.4 million, consisting of $156.6 million of core price increases and decreases in surcharges of $19.2 million.  During the nine months ended September 30, 2023, the net increase in prices charged to our customers at our existing operations was $476.7 million, consisting of $496.4 million of core price increases and decreases in surcharges of $19.7 million.

During the three months ended September 30, 2023, we recognized volume losses totaling $42.0 million, primarily due to a decrease in residential collection volumes in our Eastern, Canada and Central segments, lower roll off volumes and a decrease in post-collection volumes in our Eastern and Western segments, partially offset by increases in commercial and residential collection services in our Western segment and an increase in landfill volumes in our Canada segment driven by higher special waste volumes.   During the nine months ended September 30, 2023, we recognized volume losses totaling $95.4 million, due to lower collection and post collection volumes primarily in our Eastern, Canada, and Southern segments.

E&P waste revenues at facilities owned during the three and nine months ended September 30, 2023 and 2022 increased $3.7 million and $15.2 million, respectively, due to increases in overall demand for our E&P waste services as a result of increases in drilling and production activity levels in certain basins.

Revenues from sales of recyclable commodities at facilities owned during the three and nine months ended September 30, 2023 and 2022 decreased $9.5 million and $65.2 million, respectively. The decreases are primarily attributable to lower commodity pricing for old corrugated cardboard, aluminum, plastics and other paper products as compared to the prior period. Commodity pricing decreased significantly during the three months ended September 30, 2022 and has not fully recovered as of the three months ended September 30, 2023.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $6.5 million and $32.5 million for the three and nine months ended September 30, 2023, respectively. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7455 and 0.7660 for the three months ended September 30, 2023 and 2022, respectively. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7435 and 0.7792 for the nine months ended September 30, 2023 and 2022, respectively.

Other revenues decreased $1.1 million during the three months ended September 30, 2023, due primarily to a $3.4 million decrease in intermodal revenues, partially offset by a $2.1 million increase in landfill gas revenues on higher values for renewable energy credits and a $0.2 million increase in other non-core revenue sources.  Other revenues decreased $11.3 million during the nine months ended September 30, 2023, due primarily to a $6.7 million decrease in landfill gas revenues on lower values for renewable energy credits partially offset by higher landfill gas volumes, as well as a $6.7 million decrease in intermodal revenues, partially offset by a $2.1 million increase in other non-core revenue sources.

Cost of Operations.  Total cost of operations increased $84.0 million, or 7.5%, to $1.205 billion for the three months ended September 30, 2023, from $1.121 billion for the three months ended September 30, 2022. The increase was primarily the result of $58.9 million of additional operating costs from acquisitions closed during, or subsequent to, the three months ended September 30, 2022, and an increase in operating costs at our existing operations of $29.1 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $3.5 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $0.5 million from operations divested during, or subsequent to, the three months ended September 30, 2022.

The increase in operating costs of $29.1 million, assuming foreign currency parity, at our existing operations for the three months ended September 30, 2023 consisted of an increase in expenses for auto and workers’ compensation claims of $18.8 million due primarily to increased claims and an increase in our average claim cost, higher labor expenses of $13.7 million, an increase in leachate and landfill maintenance costs of $6.4 million, an increase in taxes on revenues of $3.0 million as the result of higher revenues and $2.9 million of other net expense increases, partially offset by a decrease in third-party trucking and transportation expenses of $10.1 million due to lower transfer volumes, and lower disposal costs of $5.6 million primarily driven by decreased collection volumes and increased internalization in certain markets.

Total cost of operations increased $350.9 million, or 11.0%, to $3.549 billion for the nine months ended September 30, 2023, from $3.198 billion for the nine months ended September 30, 2022. The increase was primarily the result of $204.8 million of additional operating costs from acquisitions closed during, or subsequent to, the nine months ended September 30, 2022, and an increase in operating costs at our existing operations of $164.5 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $17.3 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $1.1 million from operations divested during, or subsequent to, the three months ended September 30, 2022.

The increase in operating costs of $164.5 million, assuming foreign currency parity, at our existing operations for the nine months ended September 30, 2023, consisted of higher labor and recurring incentive compensation expenses of $75.9 million, an increase in expenses for auto and workers’ compensation claims of $37.9 million due primarily to increased claims and an increase in our average claim cost, an increase in truck, container, equipment and facility maintenance and repair expenses of $29.8 million, an increase in landfill maintenance and leachate costs of $17.8 million, an increase in taxes on revenues of $10.3 million as the result of increased revenues, an increase in other facility operating costs of $8.1 million and a net increase of other expenses of $0.7 million, partially offset by a decrease in supplemental compensation to non-management personnel of $9.0 million associated with the impact of the COVID-19 pandemic that occurred in the prior year period, a decrease in disposal costs of $4.7 million as a result of lower volumes and increased internalization in certain markets and a decrease in fuel expense of $2.3 million due to lower diesel and natural gas prices.

Cost of operations as a percentage of revenues decreased 1.2 percentage points to 58.4% for the three months ended September 30, 2023, from 59.6% for the three months ended September 30, 2022. The decrease as a percentage of revenues was primarily driven by the impact of price-led solid waste revenue growth, along with lower volumes and increased internalization in certain markets, resulting in a 0.9 percentage point decrease in third-party trucking and transportation expenses, a 0.7 percentage point decrease in disposal costs and a 0.6 percentage point decrease from small decreases in several other cost items, plus a 0.2 percentage point decrease due to lower average diesel prices, partially offset by a 0.9 percentage point increase due to increases in our average cost of auto and workers' compensation claims and a 0.3 percentage point increase in landfill maintenance and leachate costs.

Cost of operations as a percentage of revenues decreased 0.6 percentage points to 59.3% for the nine months ended September 30, 2023, from 59.9% for the nine months ended September 30, 2022. The decrease as a percentage of revenues was primarily driven by the impact of price-led revenue growth, a 0.7 percentage point decrease in disposal costs, a 0.5 percentage point decrease in third-party trucking and transportation expenses, a 0.3 percentage point decrease in fuel costs due to lower diesel and natural gas prices and a 0.2 percentage point decrease in compensation to non-management personnel associated with the impact of the COVID-19 pandemic that occurred in the prior year period, partially offset by a 0.6 percentage point increase in expenses for auto and workers’ compensation claims due to an increase in our average claim cost, a 0.3 percentage point increase in landfill maintenance and leachate costs and a 0.2 percentage point increase from all other net changes.

SG&A.  SG&A expenses increased $9.4 million, or 5.0%, to $196.3 million for the three months ended September 30, 2023, from $186.9 million for the three months ended September 30, 2022. The increase was comprised of an increase of $7.1 million from acquisitions closed during, or subsequent to, the three months ended September 30, 2022 and an increase of $2.9 million at our existing operations, assuming foreign currency parity, partially offset by a decrease of $0.6 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in SG&A expenses at our existing operations of $2.9 million, assuming foreign currency parity, for the three months ended September 30, 2023 was comprised of higher administrative payroll expenses of $4.8 million, an increase in incentive compensation expenses of $4.8 million, an increase in our bad debt costs of $1.7 million and an increase of $1.7 million from all other net changes, partially offset by a decrease in direct acquisition expenses of $7.4 million due to a decrease in acquisition activity, a decrease in equity-based compensation expenses of $1.6 million associated with changes in our share price resulting in fair value measurement decreases to equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016, which are subject to valuation adjustments each period and a decrease in deferred compensation expenses of $1.1 million as a result of decreases in the market value of investments to which employee deferred compensation liability balances are tracked.

SG&A expenses increased $87.7 million, or 16.9%, to $606.4 million for the nine months ended September 30, 2023, from $518.7 million for the nine months ended September 30, 2022. The increase was comprised of an increase of $65.3 million, assuming foreign currency parity, at our existing operations and $25.3 million from acquisitions closed during, or subsequent to, the nine months ended September 30, 2022, partially offset by a decrease of $2.9 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in SG&A expenses at our existing operations of $65.3 million, assuming foreign currency parity, for the nine months ended September 30, 2023 was comprised of an increase in administrative payroll expenses of $19.1 million, an increase in executive separation costs of $15.1 million, an increase in incentive compensation expense of $10.9 million, an increase in deferred compensation expenses of $8.3 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked, an increase in equity-based compensation expenses of $7.2 million associated with our annual recurring grants of restricted share units to our personnel, a collective increase in travel, meetings and training expenses of $4.4 million, an increase in software license fees of $3.9 million, an increase in professional fees of $3.2 million and $4.9 million of other net expense increases, partially offset by a decrease in direct acquisition expenses of $11.7 million due to a decrease in acquisition activity in the current period.

SG&A expenses as a percentage of revenues decreased 0.4 percentage points to 9.5% for the three months ended September 30, 2023, from 9.9% for the three months ended September 30, 2022. The decrease as a percentage of revenues was primarily attributable to price-led revenue growth, a 0.4 percentage point decrease in direct acquisition expenses due to a decrease in acquisition activity in the current period, a 0.1 percentage point decrease in equity-based compensation expenses associated with changes in our share price resulting in fair value measurement decreases to equity awards accounted for as liabilities that were granted to employees of Progressive Waste prior to June 1, 2016, which are subject to valuation adjustments each period, a 0.1 percentage point decrease in deferred compensation expenses, a 0.1 percentage point decrease from acquisitions closed during, or subsequent to, the three months ended September 30, 2022 having lower SG&A costs as a percentage of revenue than our company average and a 0.1 percentage point decrease from all other changes, partially offset by a 0.2 percentage point increase in administrative payroll expenses and a 0.2 percentage point increase in incentive compensation expenses.

SG&A expenses as a percentage of revenues increased 0.4 percentage points to 10.1% for the nine months ended September 30, 2023, from 9.7% for the nine months ended September 30, 2022. The increase as a percentage of revenues was primarily attributable to a 0.3 percentage point increase in executive separation costs, a 0.2 percentage point increase in deferred compensation expense and a 0.2 percentage point increase in administrative payroll expenses, partially offset by a 0.2 percentage point decrease in direct acquisition expenses due to a decrease in acquisition activity and a 0.1 percentage point decrease from all other changes.

Depreciation.  Depreciation expense increased $21.7 million, or 11.2%, to $215.0 million for the three months ended September 30, 2023, from $193.3 million for the three months ended September 30, 2022. The increase was comprised of an increase in depreciation and depletion expense of $14.7 million from acquisitions closed during, or subsequent to, the three months ended September 30, 2022, an increase in depreciation expense of $4.7 million from the impact of additions to our fleet and equipment purchased to support our existing operations and $2.9 million of other net increases, partially offset by a decrease of $0.6 million resulting from a lower average foreign currency exchange rate in effect during the current period.

Depreciation expense increased $70.2 million, or 12.5%, to $632.4 million for the nine months ended September 30, 2023, from $562.2 million for the nine months ended September 30, 2022. The increase was comprised of an increase in depreciation and depletion expense of $48.1 million from acquisitions closed during, or subsequent to, the nine months ended September 30, 2022, an increase in depreciation expense of $19.8 million from the impact of additions to our fleet and equipment purchased to support our existing operations and $5.5 million of other net increases, partially offset by a decrease of $3.2 million resulting from a lower average foreign currency exchange rate in effect during the current period.

Depreciation expense as a percentage of revenues increased 0.1 percentage points to 10.4% for the three months ended September 30, 2023, from 10.3% for the three months ended September 30, 2022. Depreciation expense as a percentage of revenues remained flat at 10.5% for the nine months ended September 30, 2023 and 2022. The increase for the three months ended September 30, 2023 as a percentage of revenues was primarily attributable to acquisitions closed during, or subsequent to, the three months ended September 30, 2022 having higher depreciation expense as a percentage of revenue than our company average, partially offset by the impact of price driven revenue increases in our solid waste services.

Amortization of Intangibles.  Amortization of intangibles expense increased $0.5 million, or 1.4%, to $39.4 million for the three months ended September 30, 2023, from $38.9 million for the three months ended September 30, 2022. The increase was the result of $5.1 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended September 30, 2022, partially offset by a decrease of $4.4 million from certain intangible assets becoming fully amortized subsequent to September 30, 2022, and a decrease of $0.2 million resulting from a lower average foreign currency exchange rate in effect during the current period.

Amortization of intangibles expense increased $3.8 million, or 3.3%, to $117.8 million for the nine months ended September 30, 2023, from $114.0 million for the nine months ended September 30, 2022. The increase was the result of $19.3 million from intangible assets acquired in acquisitions closed during, or subsequent to, the nine months ended September 30, 2022, partially offset by a decrease of $14.6 million from certain intangible assets becoming fully amortized subsequent to September 30, 2022, and a decrease of $0.9 million resulting from a lower average foreign currency exchange rate in effect during the current period.

Amortization of intangibles expense as a percentage of revenues decreased 0.2 percentage points to 1.9% for the three months ended September 30, 2023, from 2.1% for the three months ended September 30, 2022. Amortization of intangibles expense as a percentage of revenues decreased 0.1 percentage points to 2.0% for the nine months ended September 30, 2023, from 2.1% for the nine months ended September 30, 2022. The decreases as a percentage of revenues were attributable to the impact of price-driven revenue increases in our solid waste services.

Impairments and Other Operating Items.  Impairments and other operating items increased $43.0 million to $56.4 million of net losses for the three months ended September 30, 2023, from $13.4 million of net losses for the three months ended September 30, 2022.

The net losses of $56.4 million recorded during the three months ended September 30, 2023 resulted from $31.3 million of charges to adjust the carrying value of contingent consideration liabilities associated with acquisitions closed in prior periods, $25.0 million of charges to adjust the carrying value of certain assets impaired as a result of an adjustment to fair market value and $3.0 million of charges related to the settlement of legal matters, partially offset by $2.9 million of other net credits.

The net losses of $13.4 million recorded during the three months ended September 30, 2022 consisted of an $8.4 million lawsuit judgment accrual and $5.5 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date, partially offset by $0.5 million of other net credits.

Impairments and other operating items increased $49.7 million, to net losses totaling $69.2 million for the nine months ended September 30, 2023, from net losses totaling $19.5 million for the nine months ended September 30, 2022.

The net losses of $69.2 million recorded during the nine months ended September 30, 2023 consisted of $31.3 million of charges to adjust the carrying value of contingent consideration liabilities associated with acquisitions closed in prior periods, $25.0 million of charges to adjust the carrying value of certain assets impaired as a result of an adjustment to fair market value, $6.8 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date and $5.8 million of losses on disposal of property and equipment and $0.3 million of other net adjustments.

The net losses of $19.5 million recorded during the nine months ended September 30, 2022 consisted of $10.5 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date, an $8.4 million lawsuit judgment accrual and $0.6 million of other net charges.

Operating Income.  Operating income increased $26.2 million, or 8.0%, to $353.0 million for the three months ended September 30, 2023, from $326.8 million for the three months ended September 30, 2022.

The increase in our operating income for the three months ended September 30, 2023 was due primarily to price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the three months ended September 30, 2022 and lower direct acquisition expenses, partially offset by an increase in charges related to adjustments for contingent consideration liabilities and impairments and lower recyclable commodity pricing in the period.

Operating income increased $81.6 million, or 8.8%, to $1.012 billion for the nine months ended September 30, 2023, from $930.2 million for the nine months ended September 30, 2022.

The increase in our operating income for the nine months ended September 30, 2023 was due primarily to price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the nine months ended September 30, 2022 and an increase in earnings at our E&P waste operations, partially offset by an increase in charges related to adjustments for contingent consideration liabilities and impairments, lower recyclable commodity pricing in the period and an increase in executive separation costs.

Operating income as a percentage of revenues decreased 0.3 percentage points to 17.1% for the three months ended September 30, 2023, from 17.4% for the three months ended September 30, 2022.  The decrease as a percentage of revenues was comprised of a 2.0 percentage point increase in impairments and other operating items and a 0.1 percentage point increase in depreciations expense, partially offset by a 1.2 percentage point decrease in our costs of operations, a 0.4 percentage point decrease in SG&A expense and a 0.2 percentage point decrease in amortization expense.

Operating income as a percentage of revenues decreased 0.5 percentage points to 16.9% for the nine months ended September 30, 2023, from 17.4% for the nine months ended September 30, 2022.  The decrease as a percentage of revenues was comprised of a 0.8 percentage point increase in impairments and other operating items and a 0.4 percentage point increase in SG&A expense, partially offset by a 0.6 percentage point decrease in our costs of operations and a 0.1 percentage point decrease in amortization expense.

Interest Expense.  Interest expense increased $17.8 million, or 34.9%, to $69.0 million for the three months ended September 30, 2023, from $51.2 million for the three months ended September 30, 2022. The increase was primarily attributable to an increase of $10.4 million due to a net increase in the average borrowings outstanding under our Credit Agreement and Term Loan Agreement, an increase of $4.0 million from the issuance of $750 million of senior unsecured notes during, or subsequent to, the three months ended September 30, 2022, an increase of $2.9 million from higher interest rates on borrowings outstanding under our Credit Agreement and $0.5 million of other net expense increases.

Interest expense increased $67.3 million, or 49.0%, to $204.9 million for the nine months ended September 30, 2023, from $137.6 million for the nine months ended September 30, 2022. The increase was primarily attributable to an increase of $30.0 million due to a net increase in the average borrowings outstanding under our Credit Agreement and Term Loan Agreement, an increase of $22.7 million from the issuance of $1.250 billion of senior unsecured notes during, or subsequent to, the nine months ended September 30, 2022, an increase of $13.2 million from higher interest rates on borrowings outstanding under our Credit Agreement and $1.4 million of other net expense increases.

Interest Income.  Interest income increased $1.0 million to $2.8 million for the three months ended September 30, 2023, from $1.8 million for the three months ended September 30, 2022. Interest income increased $4.3 million to $6.9 million for the nine months ended September 30, 2023, from $2.6 million for the nine months ended September 30, 2022. The increases were primarily attributable to higher average investment rates in the current period.

Other Income, Net.  Other income, net decreased $3.1 million, to $5.4 million for the three months ended September 30, 2023, from $8.5 million for the three months ended September 30, 2022.

Other income of $5.4 million recorded during the three months ended September 30, 2023 consisted of a $4.2 million reduction to certain accrued liabilities acquired in an acquisition closed in a prior year period and $3.7 million in other net income sources, partially offset by $2.0 million from a decrease in the value of investments purchased to fund our employee deferred compensation obligations and $0.5 million from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods reducing the U.S. dollar consideration required to settle international liabilities.

Other income of $8.5 million recorded during the three months ended September 30, 2022 consisted of income from transactions primarily as a result of the impact from changes in foreign currency exchange rates on certain debt of $6.0 million and $2.5 million of other income.

Other income, net increased $6.0 million, to $8.4 million for the nine months ended September 30, 2023, from $2.4 million for the nine months ended September 30, 2022.

Other income of $8.4 million recorded during the nine months ended September 30, 2023 consisted of a $4.2 million reduction to certain accrued liabilities acquired in an acquisition closed in a prior year period, $3.8 million in other net income sources and $0.6 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations, partially offset by $0.2 million from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods reducing the U.S. dollar consideration required to settle international liabilities.

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

Income Tax Provision.  Income taxes increased $14.2 million, to $63.0 million for the three months ended September 30, 2023, from $48.8 million for the three months ended September 30, 2022. Our effective tax rate for the three months ended September 30, 2023 was 21.6%. Our effective tax rate for the three months ended September 30, 2022 was 17.1%. Income taxes increased $30.0 million, to $185.9 million for the nine months ended September 30, 2023, from $155.9 million for the nine months ended September 30, 2022. Our effective tax rate for the nine months ended September 30, 2023 was 22.6%. Our effective tax rate for the nine months ended September 30, 2022 was 19.5%.

The income tax provision for the three and nine months ended September 30, 2023 included a benefit of $0.1 million and $3.0 million, respectively, from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commercial	$630,641	$564,592	$1,848,723	$1,602,793
Residential	538,364	487,995	1,582,289	1,391,603
Industrial and construction roll off	343,740	315,904	1,002,085	870,949
Total collection	1,512,745	1,368,491	4,433,097	3,865,345
Landfill	390,330	345,215	1,116,707	984,700
Transfer	313,214	271,685	892,757	751,117
Recycling	36,103	48,246	105,724	178,845
E&P	62,066	56,995	172,431	154,706
Intermodal and other	44,984	47,604	122,655	139,605
Intercompany	(294,698)	(258,368)	(857,029)	(731,760)
Total	$2,064,744	$1,879,868	$5,986,342	$5,342,558

Effective April 1, 2023, we modified our organizational structure under new regional operating segments as the result of continued growth in our business. We now report revenue and segment EBITDA based on the following six geographic solid waste operating segments: Southern, Western, Central, Eastern, Canada and MidSouth. A small number of operating locations have been reallocated from the Western segment to the Central segment, the previous Eastern segment has been bifurcated into two smaller geographies now referred to as the Eastern segment and MidSouth segment, and a small number of operating locations have been reallocated from the Southern segment to the MidSouth segment. Our six geographic solid waste operating segments comprise our reportable segments.  Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  While certain corporate or regional overhead expense allocations may affect comparability on a period-over-period basis, the segment information presented herein reflects the realignment of these regions.

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

Three Months Ended			EBITDA	Depreciation and
September 30, 2023	Revenue	EBITDA (b)	Margin	Amortization
Southern	$413,578	$133,072	32.2%	$44,630
Western	432,462	124,433	28.8%	50,262
Central	372,862	137,823	37.0%	43,156
Eastern	353,109	100,779	28.5%	53,088
Canada	263,095	108,524	41.2%	31,361
MidSouth	229,638	61,923	27.0%	29,920
Corporate(a)	—	(2,729)	—	1,955
	$2,064,744	$663,825	32.2%	$254,372

Three Months Ended			EBITDA	Depreciation and
September 30, 2022	Revenue	EBITDA (b)	Margin	Amortization
Southern	$383,437	$122,472	31.9%	$44,036
Western	370,189	109,736	29.6%	38,710
Central	338,889	122,471	36.1%	40,052
Eastern	329,258	77,384	23.5%	49,304
Canada	242,314	87,910	36.3%	29,530
MidSouth	215,781	64,036	29.7%	28,650
Corporate(a)	—	(11,657)	—	1,864
	$1,879,868	$572,352	30.4%	$232,146

Nine Months Ended			EBITDA	Depreciation and
September 30, 2023	Revenue	EBITDA (b)	Margin	Amortization
Southern	$1,227,532	$384,660	31.3%	$135,554
Western	1,247,273	354,682	28.4%	148,373
Central	1,082,032	384,538	35.5%	127,323
Eastern	1,025,662	260,569	25.4%	153,436
Canada	738,956	286,703	38.8%	92,117
MidSouth	664,887	182,072	27.4%	87,299
Corporate(a)	—	(22,142)	—	5,985
	$5,986,342	$1,831,082	30.6%	$750,087

Nine Months Ended			EBITDA	Depreciation and
September 30, 2022	Revenue	EBITDA (b)	Margin	Amortization
Southern	$1,103,299	$341,006	30.9%	$130,123
Western	1,050,433	315,114	30.0%	110,914
Central	954,137	333,866	35.0%	115,427
Eastern	909,914	214,335	23.6%	139,722
Canada	707,404	265,402	37.5%	88,809
MidSouth	617,371	175,133	28.4%	84,368
Corporate(a)	—	(19,042)	—	6,767
	$5,342,558	$1,625,814	30.4%	$676,130

____________________

(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA for our Corporate segment for the periods presented.
(b)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in our most recent Annual Report on Form 10-K.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 11 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue, EBITDA and depreciation, depletion and amortization for our reportable segments for the three and nine month periods ended September 30, 2023, compared to the three and nine month periods ended September 30, 2022, are discussed below.

Southern

Revenue increased $30.2 million to $413.6 million for the three months ended September 30, 2023, from $383.4 million for the three months ended September 30, 2022, due to solid waste price increases, contributions from acquisitions, increased E&P waste revenues attributable to increases in the demand for our E&P waste services, partially offset by lower volumes in our residential and commercial lines of business and a decrease in post-collection volumes.

Revenue increased $124.2 million to $1.228 billion for the nine months ended September 30, 2023, from $1.103 billion for the nine months ended September 30, 2022, due to solid waste price increases, contributions from acquisitions, increased E&P waste revenues attributable to increases in the demand for our E&P waste services and increased landfill volumes in our Florida market driven by the impact of Hurricane Ian on construction and demolition activity in the first three months of 2023, partially offset by lower residential collection volumes due to the purposeful non-renewal of a collection contract during the prior year period and other decreases in residential volumes, lower transfer station volumes and a decrease in recyclable commodity prices as compared to the prior years.

EBITDA increased $10.6 million to $133.1 million, or a 32.2% EBITDA margin for the three months ended September 30, 2023, from $122.5 million, or a 31.9% EBITDA margin for the three months ended September 30, 2022. The increase in our EBITDA margin for the three months ended September 30, 2023 was due to the impact of price-led revenue growth, lower trucking costs and disposal expense related to lower transfer station volumes, and a decrease in facility repair costs, partially offset by an increase in auto and workers’ compensation claim costs driven by higher average claim expense and an increase in labor costs due primarily to wage increases.

EBITDA increased $43.7 million to $384.7 million, or a 31.3% EBITDA margin for the nine months ended September 30, 2023, from $341.0 million, or a 30.9% EBITDA margin for the nine months ended September 30, 2022. The increase in our EBITDA margin for the nine months ended September 30, 2023 was due to price-led increases in solid waste revenue, contribution from the aforementioned hurricane-driven construction and demolition activity, the impact of acquisitions having higher EBITDA margins than our segment average, lower trucking costs related to lower transfer station volumes, decreases in diesel and natural gas costs due to a decline in average fuel prices, the purposeful non-

renewal of a residential contract and increased earnings at our E&P waste operations, partially offset by an increase in auto and workers’ compensation claim expenses driven by higher average claim costs, higher labor costs due to wage increases and increased leachate expense.

Depreciation, depletion and amortization expense increased $0.6 million, to $44.6 million for the three months ended September 30, 2023, from $44.0 million for the three months ended September 30, 2022. Depreciation, depletion and amortization expense increased $5.5 million, to $135.6 million for the nine months ended September 30, 2023, from $130.1 million for the nine months ended September 30, 2022.  The increases for the three and nine months ended September 30, 2023 were due to assets acquired in acquisitions, partially offset by a reduction in amortization expense associated with the loss of certain residential service contracts.

Western

Revenue increased $62.3 million to $432.5 million for the three months ended September 30, 2023, from $370.2 million for the three months ended September 30, 2022. Revenue increased $196.9 million to $1.247 billion for the nine months ended September 30, 2023, from $1.050 billion for the nine months ended September 30, 2022.  The increases for the three and nine months ended September 30, 2023 were due to contributions from acquisitions, price increases and increases in residential and commercial collection volumes, partially offset by decreased roll off and post-collection volumes, a decrease in the price of recyclable commodities as compared to the prior year periods and lower intermodal revenue.

EBITDA increased $14.7 million to $124.4 million, or a 28.8% EBITDA margin for the three months ended September 30, 2023, from $109.7 million, or a 29.6% EBITDA margin for the three months ended September 30, 2022. EBITDA increased $39.6 million to $354.7 million, or a 28.4% EBITDA margin for the nine months ended September 30, 2023, from $315.1 million, or a 30.0% EBITDA margin for the nine months ended September 30, 2022. The decreases in our EBITDA margin for the three and nine months ended September 30, 2023 were due to an increase in auto and workers’ compensation claim costs driven by higher average claim expense, an increase in allocated corporate overhead, higher labor costs due primarily to wage increases, higher leachate and other landfill maintenance costs and an increase in processing costs incurred for recyclable material driven primarily by a decrease in commodity values, partially offset by lower trucking costs and the benefits from the impact of acquisitions having higher EBITDA margins than our segment average.

Depreciation, depletion and amortization expense increased $11.6 million, to $50.3 million for the three months ended September 30, 2023, from $38.7 million for the three months ended September 30, 2022. Depreciation, depletion and amortization expense increased $37.5 million, to $148.4 million for the nine months ended September 30, 2023, from $110.9 million for the nine months ended September 30, 2022.  The increases for the three and nine months ended September 30, 2023 were due to assets acquired in acquisitions and additions to our fleet and equipment.

Central

Revenue increased $34.0 million to $372.9 million for the three months ended September 30, 2023, from $338.9 million for the three months ended September 30, 2022. Revenue increased $127.9 million to $1.082 billion for the nine months ended September 30, 2023, from $954.1 million for the nine months ended September 30, 2022.  The increases for the three and nine months ended September 30, 2023 were due to price increases and contributions from acquisitions, partially offset by lower residential revenues and a decrease in the value of recyclable commodities compared to the prior year periods.

EBITDA increased $15.3 million to $137.8 million, or a 37.0% EBITDA margin for the three months ended September 30, 2023, from $122.5 million, or a 36.1% EBITDA margin for the three months ended September 30, 2022. EBITDA increased $50.6 million to $384.5 million, or a 35.5% EBITDA margin for the nine months ended September 30, 2023, from $333.9 million, or a 35.0% EBITDA margin for the nine months ended September 30, 2022. The increases in our EBITDA margin for the three and nine months ended September 30, 2023 were due to the benefits from price-led increases in revenue, decreases in diesel and natural gas costs due to a decline in average fuel prices, the impact of acquisitions having higher EBITDA margins than our segment average and lower benefits costs, partially offset by an increase in auto and workers’ compensation claim costs driven by higher average claim expense, a decrease in the value of recyclable commodities as compared to the prior year periods and an increase in allocated corporate overhead.

Depreciation, depletion and amortization expense increased $3.1 million, to $43.2 million for the three months ended September 30, 2023, from $40.1 million for the three months ended September 30, 2022. Depreciation, depletion and amortization expense increased $11.9 million, to $127.3 million for the nine months ended September 30, 2023, from $115.4 million for the nine months ended September 30, 2022.  The increases for the three and nine months ended September 30, 2023 were due to assets acquired in acquisitions, additions to our fleet and equipment and higher depletion expense due to higher landfill development costs increasing our per ton landfill depletion rates and increased volumes.

Eastern

Revenue increased $23.8 million to $353.1 million for the three months ended September 30, 2023, from $329.3 million for the three months ended September 30, 2022. Revenue increased $115.8 million to $1.026 billion for the nine months ended September 30, 2023, from $909.9 million for the nine months ended September 30, 2022. The increases for the three and nine months ended September 30, 2023 were due to price increases and contributions from acquisitions, partially offset by decreased post-collection volumes, decreased residential and commercial service revenues, lower roll off volumes and a decrease in the value of recyclable commodities compared to the prior year periods.

EBITDA increased $23.4 million to $100.8 million, or a 28.5% EBITDA margin for the three months ended September 30, 2023, from $77.4 million, or a 23.5% EBITDA margin for the three months ended September 30, 2022. EBITDA increased $46.3 million to $260.6 million, or a 25.4% EBITDA margin for the nine months ended September 30, 2023, from $214.3 million, or a 23.6% EBITDA margin for the nine months ended September 30, 2022. The increases in our EBITDA margin for the three and nine months ended September 30, 2023 were due primarily to price-led increases in revenue, a decrease in trucking costs, lower disposal expense, decreases in leachate costs, lower benefits costs and a decrease in professional fees related to lower legal spend, partially offset by higher labor costs primarily driven by wage increases, the impact of acquisitions having lower EBITDA margins than our segment average, an increase in the average auto and workers’ compensation claim cost and lower recycle commodity revenues, net of lower rebates, driven by lower average commodity pricing.

Depreciation, depletion and amortization expense increased $3.8 million, to $53.1 million for the three months ended September 30, 2023, from $49.3 million for the three months ended September 30, 2022. Depreciation, depletion and amortization expense increased $13.7 million, to $153.4 million for the nine months ended September 30, 2023, from $139.7 million for the nine months ended September 30, 2022. The increases for the three and nine months ended September 30, 2023 were due to assets acquired in acquisitions, additions to our fleet and equipment and higher depletion expense due to higher landfill development costs increasing our per ton landfill depletion rates, net of lower landfill volumes, partially offset by a reduction in amortization expense associated with the loss of certain residential service contracts.

Canada

Revenue increased $20.8 million to $263.1 million for the three months ended September 30, 2023, from $242.3 million for the three months ended September 30, 2022. Revenue increased $31.6 million to $739.0 million for the nine months ended September 30, 2023, from $707.4 million for the nine months ended September 30, 2022.  The increases for the three and nine months ended September 30, 2023 were due to price increases, contributions from acquisitions, and an increase in landfill volumes, partially offset by a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, a decrease in residential collection volumes, and lower prices for recyclable commodities as compared to the prior year period. For the three months ended September 30, 2023, revenue benefited from higher prices for renewable energy credits associated with the generation of landfill gas. For the nine months ended September 30, 2023, renewable energy credits associated with the generation of landfill gas decreased as compared to the prior year period.

EBITDA increased $20.6 million to $108.5 million, or a 41.2% EBITDA margin for the three months ended September 30, 2023, from $87.9 million, or a 36.3% EBITDA margin for the three months ended September 30, 2022.

EBITDA increased $21.3 million to $286.7 million, or a 38.8% EBITDA margin for the nine months ended September 30, 2023, from $265.4 million, or a 37.5% EBITDA margin for the nine months ended September 30, 2022. The increases in our EBITDA margin for the three and nine months ended September 30, 2023 were due to decreases in diesel and natural gas costs due to a decline in average fuel prices, an increase in landfill volumes, a decrease in trucking costs and lower labor expenses, partially offset by lower recycle commodity revenues, net of lower rebates, driven by lower average commodity pricing, an increase in the average auto and workers’ compensation claim cost, an increase in truck, container, equipment and facility maintenance and repair expenses and an increase in allocated corporate expense as compared to the prior year period.

Depreciation, depletion and amortization expense increased $1.9 million, to $31.4 million for the three months ended September 30, 2023, from $29.5 million for the three months ended September 30, 2022. Depreciation, depletion and amortization expense increased $3.3 million, to $92.1 million for the nine months ended September 30, 2023, from $88.8 million for the nine months ended September 30, 2022.  The increases for the three and nine months ended September 30, 2023 were due to assets acquired in acquisitions and additions to our fleet and equipment and increased depletion as a result of higher landfill volumes, partially offset by a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

MidSouth

Revenue increased $13.8 million to $229.6 million for the three months ended September 30, 2023, from $215.8 million for the three months ended September 30, 2022. Revenue increased $47.5 million to $664.9 million for the nine months ended September 30, 2023, from $617.4 million for the nine months ended September 30, 2022. The increases for the three and nine months ended September 30, 2023 were due to price increases partially offset by a decrease in the value of recyclable commodities compared to the prior year periods.

EBITDA decreased $2.1 million to $61.9 million, or a 27.0% EBITDA margin for the three months ended September 30, 2023, from $64.0 million, or a 29.7% EBITDA margin for the three months ended September 30, 2022. EBITDA increased $7.0 million to $182.1 million, or a 27.4% EBITDA margin for the nine months ended September 30, 2023, from $175.1 million, or a 28.4% EBITDA margin for the nine months ended September 30, 2022. The decreases in our EBITDA margin for the three and nine months ended September 30, 2023 were due primarily to an increase in auto and workers’ compensation claim costs, an increase in allocated corporate overhead and benefits expense, higher leachate costs, lower recycle commodity revenues and an increase in recycle processing costs driven by lower average commodity pricing and an increase in professional fees, partially offset by price-led revenue growth, lower disposal costs due to increased internalization in certain markets and decreases in diesel and natural gas costs due to a decline in average fuel prices.

Depreciation, depletion and amortization expense increased $1.2 million, to $29.9 million for the three months ended September 30, 2023, from $28.7 million for the three months ended September 30, 2022. Depreciation, depletion and amortization expense increased $2.9 million, to $87.3 million for the nine months ended September 30, 2023, from $84.4 million for the nine months ended September 30, 2022. The increases for the three and nine months ended September 30, 2023 were due to additions to our fleet and equipment, higher depletion expense due to higher landfill development costs increasing our per ton landfill depletion rates and increased landfill volumes.

Corporate

EBITDA increased $9.0 million, to a loss of $2.7 million for the three months ended September 30, 2023, from a loss of $11.7 million for the three months ended September 30, 2022. The increase in our EBITDA for the three months ended September 30, 2023 was due lower direct acquisition expenses associated with a decrease in acquisition activity in the current year period, increased allocation of costs to our operating segments driven by overall higher corporate expenses, decreased deferred compensation expenses and decreased equity-based compensation expenses, partially offset by increased incentive compensation costs, increased administrative payroll costs primarily driven by wage increases and additional headcount to support continued growth and higher costs due to increased travel and meetings.

EBITDA decreased $3.1 million, to a loss of $22.1 million for the nine months ended September 30, 2023, from a loss of $19.0 million for the nine months ended September 30, 2022. The decrease in our EBITDA for the nine months ended September 30, 2023 was due to an increase in executive separation expenses, increased incentive compensation costs, increased equity-based compensation expense associated with our annual recurring grants of restricted share units to our personnel, increased deferred compensation expenses, increased administrative payroll costs primarily driven by wage increases and additional headcount to support continued growth, increased costs due to increased travel and meetings, higher professional fees driven by legal costs and increased expenses associated with information systems and applications, partially offset by lower compensation to non-management personnel associated with the impact of the COVID-19 pandemic that occurred in the first three months of 2022 that did not reoccur in the current year periods, increased allocation of costs to our operating segments driven by overall higher corporate expenses and lower direct acquisition expenses associated with a decrease in acquisition activity in the current year period.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth cash flow information for the nine months ended September 30, 2023 and 2022 (in thousands of U.S. dollars):

	Nine Months Ended
	September 30,
	2023	2022
Net cash provided by operating activities	$1,570,876	$1,500,137
Net cash used in investing activities	(1,185,613)	(1,858,586)
Net cash provided by (used in) financing activities	(366,536)	450,417
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,060)	(3,210)
Net increase in cash, cash equivalents and restricted cash	17,667	88,758
Cash, cash equivalents and restricted cash at beginning of period	181,364	219,615
Cash, cash equivalents and restricted cash at end of period	$199,031	$308,373

Operating Activities Cash Flows

Net cash provided by operating activities increased $70.7 million to $1.571 billion for the nine months ended September 30, 2023, from net cash provided by operating activities of $1.500 billion for the nine months ended September 30, 2022.  The significant components of the increase included the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $136.5 million from an increase in net income, excluding depreciation, amortization of intangibles, share-based compensation, adjustments to and payments of contingent consideration recorded in earnings and loss on disposal of assets and impairments, due primarily to price increases, earnings from acquisitions closed during, or subsequent to, the nine months ended September 30, 2022, a decrease in compensation to non-management personnel associated with the impact of the COVID-19 pandemic that occurred in the nine months ended September 30, 2022 that did not reoccur in the current period, and an increase in earnings at our E&P waste operations.
2)	Accounts receivable — Our increase in net cash provided by operating activities was favorably impacted by $58.7 million from accounts receivable as changes in accounts receivable resulted in a decrease to operating cash flows of $31.9 million for the nine months ended September 30, 2023, compared to a decrease to operating cash flows of $90.6 million for the nine months ended September 30, 2022. The decreases for the nine months ended September 30, 2023 and September 30, 2022 were due to increases in revenue, which remained as outstanding receivables at the end of the period.
3)	Prepaid expenses — Our increase in net cash provided by operating activities was favorably impacted by $47.8 million from prepaid expenses as changes in prepaid expenses resulted in an increase to operating cash flows of $24.9 million for the nine months ended September 30, 2023, compared to a decrease to operating cash flows of $22.9 million for the nine months ended September 30, 2022. The increase for the nine months ended September 30, 2023 was due primarily to decreased prepaid income tax payments. The decrease for the nine months ended September 30, 2022 was due primarily to increases in prepaid income tax payments and prepaid vendor payments.

4)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was unfavorably impacted by $99.0 million from accounts payable and accrued liabilities as changes in accounts payable and accrued liabilities resulted in an increase to operating cash flows of $27.7 million for the nine months ended September 30, 2023, compared to an increase to operating cash flows of $126.7 million for the nine months ended September 30, 2022. The increase for the nine months ended September 30, 2023 was due primarily to an increase in accrued insurance costs, an increase in accrued interest due to the timing of interest payments and increased property taxes attributable to payment timing, partially offset by lower outstanding obligations to vendors. The increase for the nine months ended September 30, 2022 was due primarily to increases in operating expenses during the period which remained as outstanding obligations at September 30, 2022, increased accrued interest due to the timing of interest payments for our senior unsecured notes issued subsequent to September 30, 2021, increased property taxes attributable to payment timing and the timing of payroll cycles, partially offset by the payment of annual cash incentive compensation to our management, which was accrued as a liability at year end.
5)	Deferred income taxes — Our increase in net cash provided by operating activities was unfavorably impacted by $62.0 million from deferred income taxes as changes in deferred income taxes resulted in an increase to operating cash flows of $29.1 million for the nine months ended September 30, 2023, compared to an increase to operating cash flows of $91.1 million for the nine months ended September 30, 2022. The increase for the nine months ended September 30, 2023 was primarily due to accelerated tax depreciation from capital expenditures. The increase for the nine months ended September 30, 2022 was attributable to capital expenditures providing tax benefits resulting from accelerated depreciation and tax benefits resulting from the divestiture of certain non-strategic E&P disposal operating locations.
6)	Deferred revenue — Our increase in net cash provided by operating activities was unfavorably impacted by $10.2 million from deferred revenue as changes in deferred revenue resulted in an increase to operating cash flows of $16.4 million for the nine months ended September 30, 2023, compared to an increase to operating cash flows of $26.5 million for the nine months ended September 30, 2022. For both comparative periods, deferred revenue increased due to price increases on our advanced billed residential and commercial collection services.

At September 30, 2023, we had a working capital deficit of $424.0 million, including cash and equivalents of $96.2 million.  Our working capital deficit increased $29.0 million from a working capital deficit of $395.0 million at December 31, 2022 including cash and equivalents of $78.6 million, due primarily to a decrease in prepaid income tax, an increase in contingent consideration liabilities and an increase in deferred revenues, partially offset by an increase in accounts receivables as a result of increases in revenue, higher cash balances and decreases in accounts payable and accrued liabilities driven by the timing of payments for obligations to vendors. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $673.0 million to $1.186 billion for the nine months ended September 30, 2023, from $1.859 billion for the nine months ended September 30, 2022. The significant components of the decrease included the following:

1)	A decrease in cash paid for acquisitions of $700.0 million; and
2)	A decrease in capital expenditures at operations owned in the comparable periods of $29.1 million due to decreases in landfill site costs and land and facility expenditures, partially offset by increased truck and equipment purchases; less
3)	An increase in capital expenditures at operations acquired during the comparative periods of $29.1 million due to expenditures for landfill site costs, trucks and equipment; and
4)	A decrease in proceeds from disposal of assets of $14.7 million due to lower disposal of non-strategic assets to provide funding toward new capital expenditures.

Financing Activities Cash Flows

Net cash used in financing activities increased $816.9 million to $366.5 million for the nine months ended September 30, 2023, from net cash provided by financing activities of $450.4 million for the nine months ended September 30, 2022. The significant components of the increase included the following:

1)	An increase from the net change in long-term borrowings of $1.237 billion in which long-term borrowings decreased $138.8 million during the nine months ended September 30, 2023 and increased $1.098 billion during the nine months ended September 30, 2022;
2)	An increase from higher cash dividends paid of $19.1 million due primarily to an increase in our quarterly dividend rate for the nine months ended September 30, 2023 to $0.255 per share, from $0.23 per share for the nine months ended September 30, 2022; and
3)	An increase in tax withholdings related to net share settlements of equity-based compensation of $11.9 million due to an increase in the value of equity-based compensation awards vesting; less
4)	A decrease from lower payments to repurchase our common shares of $425.0 million that occurred in the nine months ended September 30, 2022; and
5)	A decrease from lower payments related to the issuance of debt of $11.4 million that occurred during the nine months ended September 30, 2022.

On July 25, 2023, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 12,881,534 of our common shares during the period of August 10, 2023 to August 9, 2024 or until such earlier time as the NCIB is completed or terminated at our option. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Executive Vice President and Chief Financial Officer at (832) 442-2200.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of our common shares and overall market conditions. All common shares purchased under the NCIB will be immediately cancelled following their repurchase.  Information regarding our NCIB can be found under the section “Normal Course Issuer Bid” in Note 17 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis.  In November 2022, we announced that our Board of Directors increased our regular quarterly cash dividend by $0.025, from $0.230 to $0.255 per share.  In October 2023, we announced that our Board of Directors increased our regular quarterly cash dividend by $0.03, from $0.255 to $0.285 per share.  Cash dividends of $196.8 million and $177.7 million were paid during the nine months ended September 30, 2023 and 2022, respectively. We cannot assure as to the amounts or timing of future dividends.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures, including for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

We made $606.9 million in capital expenditures for property and equipment, net of proceeds from disposal of assets, during the nine months ended September 30, 2023, and we expect to make total capital expenditures for property and equipment of approximately $920 million in 2023, net of proceeds from disposal of assets.  We have funded and intend to fund the balance of our planned 2023 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and solid waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital. Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

At September 30, 2023, $650.0 million under the term loan and $531.6 million under the revolving credit facility were outstanding under the Credit Agreement, exclusive of outstanding standby letters of credit of $39.5 million. We also had $102.2 million of letters of credit issued and outstanding at September 30, 2023 under a facility other than the Credit Agreement.  Our Credit Agreement matures in July 2026.  At September 30, 2023, $800.0 million under the term loan was outstanding under the Term Loan Agreement, which matures in July 2026.

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

At September 30, 2023, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$6,898,437	$32,760	$1,844,515	$162,470	$4,858,692
Cash interest payments	$2,339,767	$266,921	$524,424	$313,896	$1,234,526
Contingent consideration	$139,227	$100,813	$3,224	$3,224	$31,966
Operating leases	$349,634	$11,634	$75,635	$63,583	$198,782
Final capping, closure and post-closure	$2,195,752	$16,385	$14,514	$15,399	$2,149,454

____________________

Long-term debt payments include:

1)	$531.6 million in principal payments due July 2026 related to our revolving credit facility under our Credit Agreement. We may elect to draw amounts on our Credit Agreement in U.S. dollar Term SOFR rate loans, U.S. dollar base rate loans, Canadian-based bankers’ acceptances or BA equivalent notes, and Canadian dollar prime rate loans. At September 30, 2023, $365.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. Term SOFR rate loans, which bear interest at the Term SOFR rate plus the applicable margin (for a total rate ranging from 6.42% to 6.43% on such date). At September 30, 2023, $15.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. base rate loans, which bear interest at the base rate plus the applicable margin (for a total rate of 8.50% on such date). At September 30, 2023, $11.1 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based prime rate loans, which bear interest at the Canadian prime rate plus the applicable margin (for a total rate of 7.20% on such date). At September 30, 2023, $140.5 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, which bear interest at the Canadian Dollar Offered Rate plus the applicable acceptance fee (for a total rate of 6.38% on such date).
2)	$650.0 million in principal payments due July 2026 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or Term SOFR loans. At September 30, 2023, all amounts outstanding under the term loan were in Term SOFR loans which bear interest at the Term SOFR rate plus the applicable margin (for a total rate of 6.43% on such date).
3)	$800.0 million in principal payments due July 2026 related to our term loan under our Term Loan Agreement. Outstanding amounts on the term loan can be either base rate loans or Term SOFR loans. At September 30, 2023, all amounts outstanding under the term loan were in Term SOFR loans which bear interest at the Term SOFR rate plus the applicable margin (for a total rate of 6.43% on such date).

4)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
5)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
6)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
7)	$650.0 million in principal payments due 2032 related to our 2032 Senior Notes. The 2032 Senior Notes bear interest at a rate of 2.20%.
8)	$500.0 million in principal payments due 2032 related to our New 2032 Senior Notes. The New 2032 Senior Notes bear interest at a rate of 3.20%.
9)	$750.0 million in principal payments due 2033 related to our 2033 Senior Notes. The 2033 Senior Notes bear interest at a rate of 4.20%.
10)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
11)	$850.0 million in principal payments due 2052 related to our 2052 Senior Notes. The 2052 Senior Notes bear interest at a rate of 2.95%.
12)	$56.0 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at September 30, 2023, and have maturity dates ranging from 2024 to 2036.
13)	$10.8 million in principal payments related to our financing leases. Our financing leases bear interest at rates between 1.89% and 5.07% at September 30, 2023, and have expiration dates ranging from 2026 to 2029.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the Term SOFR rate plus the applicable Term SOFR margin, the base rate plus the applicable base rate margin, the Canadian Dollar Offered Rate plus the applicable acceptance fee and the Canadian prime rate plus the applicable prime rate margin at September 30, 2023. We assumed the Credit Agreement is paid off when it matures in July 2026.
2)	We calculated cash interest payments on the Term Loan Agreement using the Term SOFR rate plus the applicable Term SOFR margin at September 30, 2023. We assumed the Term Loan Agreement is paid off when it matures in July 2026.
3)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Term SOFR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $122.0 million recorded as liabilities in our Condensed Consolidated Financial Statements at September 30, 2023, and $17.2 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$188,595	$114,992	$51,011	$15,140	$7,452

____________________

(1)	We are party to unconditional purchase obligations. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At September 30, 2023, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 64.1 million gallons remaining to be purchased for a total of $188.6 million. The current fuel purchase contracts expire on or before September 30, 2029. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2023, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P waste operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $1.580 billion and $1.447 billion at September 30, 2023 and December 31, 2022, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2023, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the nine month periods ended September 30, 2023 and 2022, at all of our landfills during the respective period, is shown below (tons in thousands):

	Nine Months Ended September 30,
	2023		2022
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	96	37,631	91	35,291
Operated landfills	7	512	5	449
	103	38,143	96	35,740

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a liquidity measure in the solid waste industry. We calculate adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and periodic distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to evaluate the liquidity of our business operations. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the nine month periods ended September 30, 2023 and 2022, are calculated as follows (amounts in thousands of U.S. dollars):

	Nine Months Ended
	September 30,
	2023	2022
Net cash provided by operating activities	$1,570,876	$1,500,137
Plus (less): Change in book overdraft	137	(5,983)
Plus: Proceeds from disposal of assets	8,678	23,341
Less: Capital expenditures for property and equipment	(615,554)	(618,313)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	—	2,982
Cash received for divestitures (b)	—	(5,671)
Transaction-related expenses (c)	3,836	37,558
Executive separation costs (d)	1,686	—
Pre-existing Progressive Waste share-based grants (e)	841	286
Tax effect (f)	(1,221)	(5,377)
Adjusted free cash flow	$969,279	$928,960

____________________

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the elimination of cash received in conjunction with the divestiture of certain operations.
(c)	Reflects the addback of acquisition-related transaction costs and the settlement of an acquired tax liability.
(d)	Reflects the cash component of severance expense associated with an executive departure.
(e)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.
(f)	The aggregate tax effect of footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three and nine month periods ended September 30, 2023 and 2022, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income attributable to Waste Connections	$229,026	$236,912	$636,047	$641,310
Plus: Net income attributable to noncontrolling interests	165	213	150	390
Plus: Income tax provision	62,975	48,753	185,915	155,899
Plus: Interest expense	69,016	51,161	204,914	137,565
Less: Interest income	(2,833)	(1,784)	(6,886)	(2,574)
Plus: Depreciation and amortization	254,371	232,146	750,087	676,130
Plus: Closure and post-closure accretion	4,609	4,061	13,696	12,148
Plus: Impairments and other operating items	56,477	13,438	69,201	19,467
Less: Other income, net	(5,372)	(8,487)	(8,346)	(2,373)
Adjustments:
Plus: Transaction-related expenses (a)	3,108	10,461	7,014	18,694
Plus (less): Fair value changes to equity awards (b)	(379)	1,196	65	349
Plus: Executive separation costs (c)	—	—	15,063	—
Adjusted EBITDA	$671,163	$588,070	$1,866,920	$1,657,005

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.
(c)	Reflects the cash and non-cash components of severance expense associated with an executive departure.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as valuation measures in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three and nine month periods ended September 30, 2023 and 2022, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Reported net income attributable to Waste Connections	$229,026	$236,912	$636,047	$641,310
Adjustments:
Amortization of intangibles (a)	39,405	38,859	117,740	113,956
Impairments and other operating items (b)	56,477	13,438	69,201	19,467
Transaction-related expenses (c)	3,108	10,461	7,014	18,694
Fair value changes to equity awards (d)	(379)	1,196	65	349
Executive separation costs (e)	—	—	15,063	—
Tax effect (f)	(24,586)	(15,944)	(49,356)	(38,260)
Adjusted net income attributable to Waste Connections	$303,051	$284,922	$795,774	$755,516

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.89	$0.92	$2.46	$2.49
Adjusted net income	$1.17	$1.10	$3.08	$2.93

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	Reflects the cash and non-cash components of severance expense associated with an executive departure.
(f)	The aggregate tax effect of the adjustments in footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.

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

At September 30, 2023, our derivative instruments included four interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at September 30, 2023 and December 31, 2022, of $1.182 billion and $1.115 billion, respectively, including floating rate debt under our Credit Agreement and Term Loan Agreement. A one percentage point increase in interest rates on our variable-rate debt at September 30, 2023 and December 31, 2022, would decrease our annual pre-tax income by approximately $11.8 million and $11.1 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At September 30, 2023, we had no fuel hedge agreements in place; however, we have entered into fixed price diesel fuel purchase contracts for 2023 as described below.

For the year ending December 31, 2023, we expect to purchase approximately 89.3 million gallons of diesel fuel, of which 47.0 million gallons will be purchased at market prices and 42.3 million gallons will be purchased under our fixed price diesel fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the three month period of October 1, 2023 to December 31, 2023, we expect to purchase approximately 11.7 million gallons of diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of diesel fuel over the remaining three months in 2023 would decrease our pre-tax income during this period by approximately $1.2 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the nine months ended September 30, 2023 and 2022, would have had a $10.3 million and $17.1 million impact on revenues, respectively.

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

Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded as of September 30, 2023, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Information regarding our legal proceedings can be found in Note 18 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 6.Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2017)
3.2	Articles of Amalgamation (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 7, 2016)
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 7, 2016)
3.4	By-law No. 1 of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed on June 7, 2016)
10.1 +	Employment Agreement by and between Waste Connections of Canada Inc. and Dan Pio, effective October 20, 2023
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
+	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: October 26, 2023	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
President and Chief Executive Officer

Date: October 26, 2023	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Executive Vice President and Chief Financial Officer