Form 10-K
period 2023-12-31
Waste Connections, Inc.
filed 2024-02-14
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐      No ☑

As of June 30, 2023, the aggregate market value of shares held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the New York Stock Exchange, was $36,709,829,221.

Number of common shares outstanding as of February 2, 2024:  257,679,874

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Management Information Circular and Proxy Statement for the 2024 Annual Meeting of Shareholders (which will be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and with the securities commissions or similar regulatory authorities in Canada within 120 days after the end of our 2023 fiscal year) are incorporated by reference into Part III hereof.

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

Our Company

Waste Connections, Inc. is the third largest solid waste services company in North America, providing non-hazardous waste collection, transfer and disposal services, including by rail, along with resource recovery primarily through recycling and renewable fuels generation, in 44 states in the U.S. and six provinces in Canada. Waste Connections also provides non-hazardous oil and natural gas exploration and production, or E&P, waste treatment, recovery and disposal services in several basins across the U.S and Canada., as well as intermodal services for the movement of cargo and solid waste containers in the Pacific Northwest.

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

Manage on a Decentralized Basis. We manage our operations on a decentralized basis through six geographic operating segments. This places decision-making authority closer to the customer, enabling us to identify and address customers’ needs quickly in a cost-effective manner. We believe that decentralization provides a low-overhead, highly efficient operational structure that allows us to expand into geographically contiguous markets and operate in relatively small communities that larger competitors may not find attractive. We believe that this structure gives us a strategic competitive advantage, given the relatively rural nature of many of the markets in which we operate, and makes us an attractive buyer to many potential acquisition candidates.

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

We devote significant resources to securing additional franchise agreements and municipal contracts through competitive bidding and by acquiring other companies. In bidding for franchises and municipal contracts and evaluating acquisition candidates holding governmental certificates, our management team draws on its experience in the waste industry and knowledge of local service areas in existing and target markets. Our district management and sales and marketing personnel maintain relationships with local governmental officials within their service areas, maintain, renew and renegotiate existing franchise agreements and municipal contracts, and secure additional agreements and contracts while targeting acceptable financial returns. Our sales and marketing personnel also expand our presence into areas adjacent to or contiguous with our existing markets, and market additional services to existing customers. We believe our ability to offer comprehensive rail haul disposal services in the Pacific Northwest may improve our competitive position in bidding for certain contracts in that region.

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

The North America solid waste services industry has experienced continued consolidation over the past several years. In spite of this consolidation, the solid waste services industry remains regional in nature, with acquisition opportunities available in select markets. In some markets in both municipal solid waste, or MSW, and E&P waste, independent landfill, collection or service providers lack the capital resources, management skills and/or technical expertise necessary to comply with stringent environmental and other governmental regulations and to compete with larger, more efficient, integrated operators. In addition, many of the remaining independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning.

During the year ended December 31, 2023, we completed 13 acquisitions for consideration having a net fair value of $752.8 million. During the year ended December 31, 2022, we completed 24 acquisitions for consideration having a net fair value of $2.334 billion. During the year ended December 31, 2021, we completed 30 acquisitions for consideration having a net fair value of $1.069 billion.

HUMAN CAPITAL

We believe that empowered and engaged employees can be an important differentiator and aim to be an employer of choice.  We look to attract and retain high performing talent with the mindset, skillset and commitment to uphold our values of safety, integrity, customer service, being a great place to work and the premier solid waste services company in the U.S. and Canada. All employees are responsible for upholding the Waste Connections Vision and Values, and the Waste Connections Code of Conduct, which form the foundation of our policies and practices. Our goal is to create an environment where self-directed, empowered employees strive to consistently fulfill our constituent commitments and seek to create positive impacts through interactions with customers, communities and fellow employees, always relying on our Operating Values as the foundation for our existence.  Moreover, we are committed to an inclusive, supportive environment built on the principles of Servant Leadership.  Valuing diversity and providing opportunities for employee development and advancement, we strive to maintain a culture which has been integral to the growth and sustainability of our business.

Our Workforce

As of December 31, 2023, our employee population consisted of 22,539 active employees, including 10,920 commercial truck drivers and 1,927 mechanics. There were 19,231 employees located in the United States and 3,308 employees located in Canada.  Active employees included 42% ethnic minorities, 17% women, and 8% veterans of the armed services.

As of December 31, 2023, 3,352 employees, or approximately 15% of our workforce, were employed under collective bargaining agreements. The majority of our collective bargaining agreements are with the Teamsters Union in both the U.S. and Canada. These collective bargaining agreements are renegotiated periodically. In 2023, we did not experience any work stoppages or have any days idle as a result of labor issues.  We have 16 collective bargaining agreements covering 895 employees that have expired or are set to expire during 2024. We do not expect any significant disruption in our overall business in 2024 as a result of labor negotiations, employee strikes or organizational efforts by labor unions or their representatives.

Safety

Safety is our first operating value at Waste Connections.  We are committed to the safety of our employees, customers, and the communities we serve.  Our ultimate goal is to “Drive to ZERO”, that is, to work toward achieving zero incidents and accidents, and we continue to invest in technology to support the efforts of our leaders to drive results. We utilize on-board event recording technology to identify both risky behavior, which is coached, and best practices, which are reinforced and rewarded with safety bonuses.  We have developed a risk-based scoring system for our drivers to improve their safe driving skills and hold our leaders responsible for the performance of the employees they are privileged to serve.

In 2023, this behavior-based approach to safety resulted in a reduction in our incident rate by over 7%, with approximately 60% of our operating locations posting zero safety-related incidents or reduced incident frequency over the prior year.  In addition, our Total Recordable Incident Rate, or TRIR, remains well below industry averages.

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

While we attribute our successful safety record to our culture and behavior-based approach, we recognize that advances in fleet design and technology can be important tools in identifying risky behaviors and providing coaching opportunities to further our efforts to achieve our long-term, aspirational target of a 25% reduction in incident rates as described in our 2023 Sustainability Report (www.wasteconnections.com/sustainability). To that end, we utilize the upgraded on-board event recording technology, including Machine Vision and Artificial Intelligence, to identify and address at-risk behaviors.  In addition to this investment of over $10 million during 2021-2023, we also continue to expand our use of Freightliner EconicSD trucks, which provide enhanced safety features, as well as an integrated collision mitigation system, enhanced visibility, and several ergonomic improvements.

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

Training and Development

Our leadership development efforts focus on multi-day Servant Leadership training sessions, in which approximately 41% of our leadership team participated in 2023, following 38% participation in 2022.  These leadership training sessions are developed and administered by dedicated internal resources and also include participation by the senior leadership team.

Our team also developed and introduced “Safety Driven”, a new classroom-based program to better equip our operations supervisors with skills and tools to boost safety, morale, and engagement with our front-line workforce.

In addition, the Company provides a broad range of other training and on-the-job learning opportunities, including district management training, varying leadership webinar topics, and other safety, sales, maintenance, operations and financial training courses engaging every level of our employees throughout the Company.  In 2023, our region teams expanded our retention efforts with a focus on leadership skills in key areas that influence employee tenure.

In 2023, we also opened our first Commercial Driver Center to provide access to Class B Commercial Driver’s License training and testing for existing and newly hired employees.  With the driver shortage in the U.S. expected to double by 2030, this center allows Waste Connections to upskill our existing workforce as well as attract new talent into our critical professional driver ranks.  We are currently evaluating the expansion of the Driver Center in the U.S. and Canada.

This new training is in addition to our “Making the Connection” training launched in 2022 and designed specifically for Waste Connections as a blended learning experience, with on-the-job learning, one-on-one coaching and a series of eLearning modules.  We continue to add dedicated training resources to certify our Driver Trainers across the U.S. and Canada to deliver quality, interactive training experiences.  These efforts are all focused on training and retaining the safest drivers in our industry.

Through our Learning Management System, or LMS, we track employee progress and can utilize the LMS to share new course topics and additional content.  We continued to expand training opportunities available to our employees and increased the number of sessions offered by 25% in 2023 from the prior year, with approximately 97% of all employees participating in either a virtual or in-person training.

Employee Pay and Benefits

We strive to make Waste Connections a great place to work. Our approach to attracting safe, productive workers includes a focus on providing full time, stable, local jobs with competitive pay and benefits.

Our pay and benefits strategy is designed to provide programs and services that help meet the varying needs of our employees.  Our total rewards package for frontline employees includes market-competitive pay, bonus opportunities, affordable and comprehensive healthcare plans, market-leading retirement benefits, generous and flexible time off plans, and the opportunity to share in the Company’s success through an Employee Share Purchase Plan.  Our leaders also are eligible for incentive compensation programs consisting of an annual cash bonus, equity, or both, dependent on their contributions to improving safety, financial results, and key human capital measures like turnover, employee development and employee survey scores.

We strive for continuous improvement in the benefits we provide, and to that end in 2023, we enhanced our Employee Assistance Program through a provider with better access and online work-life resources for our employees.  In addition, we strengthened our employee customizable Financial Wellness resources to help those working to reach their financial goals.  We also launched “WCN Life”, a benefits application for our U.S.-based employees, that combines all of these resources, and more, into one single tool for employees and their families.

In 2023, we continued to grow the Waste Connections Scholarship Program, launched in 2020 to help our employees’ children achieve their vocational, technical and university education goals.  The scholarship program awards renewable scholarships to children of Waste Connections’ employees based on academic record, demonstrated leadership, participation in school activities, work experience, career goals and family circumstances.  Determined by an impartial third party, award recipients receive $2,500 each per academic year for up to four years.  To date, the program has 175 recipients with financial contributions from Waste Connections that exceed $750,000 and a total commitment of up to $1.75 million.

Employee Engagement

Beyond compensation and benefits, we believe employee engagement includes increased investments in training and development of our leaders and frontline employees, along with new technology offerings to expand connectivity both inside and outside of the Company.

In 2023 we overhauled our employee engagement survey tool and methodology, now incorporated into “Waste Connections Listens”.  This expanded engagement survey, with mobile access for employee participation and feedback, is a resource to gauge our progress in driving employee recognition, belonging, skill and career growth, well-being, and leadership effectiveness and to plan actions to address areas for improvement.

Diversity and Inclusion

We are committed to building and developing diverse teams that function in an environment of mutual respect, where employees feel valued, empowered to contribute and positioned for success.

In keeping with our efforts to support and encourage diversity and inclusion, we have undertaken several initiatives, including adopting in 2019 a formal Diversity Policy for our Board of Directors and Senior Management with aspirational targets for female Board representation, which have been achieved through the addition of two female Board members since that time, and expanded disclosure on workforce composition.  Since that time, we incorporated diversity and inclusion into Servant Leadership training and introduced educational programs focused on diversity and inclusion.  We also enhanced recruiting practices to ensure the broadest candidate pools, established financial commitments to organizations that focus on racial inequities and that support women and children at risk, and supported the development of resource groups including our Women’s Network and Veterans’ S.E.R.V.E. Network.  Waste Connections is a signatory to the CEO Action for Diversity & Inclusion, the largest CEO-driven business commitment to advance diversity and inclusion within the workplace. We are also supporting members of Women in Trucking and Women in Cleantech & Sustainability.

Employee Recruiting

In 2023, we hired over 6,400 employees through our network of internal recruiters operating on a divisional and regional basis. Our internal recruiting team endeavors to not only fill open positions, but to partner with hiring managers to continuously improve our efforts with respect to marketing, screening, interviewing, onboarding and employee retention.  In addition to recruiting locally in the communities we serve, we use job fairs, open house events, employee referral programs, social media channels, local radio and television advertising, and school to work partnerships.

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

SUSTAINABILITY/ENVIRONMENTAL SOCIAL AND GOVERNANCE, OR ESG

Environmental, organizational and financial sustainability initiatives have been key components of our success since we were founded in 1997. We continuously monitor and evaluate new technologies and investments that can enhance our commitment to the environment, to our employees and to the communities we serve.  These investments align with our focus on value creation for all stakeholders and we remain committed to expanding these efforts as our industry and technology continue to evolve. To that end, we have committed $500 million to the advancement of long-term, aspirational ESG targets established in 2020, with updates on progress towards their achievement provided in our 2023 Sustainability Report.

These targets include reducing environmental impact through reductions in absolute Scope 1 and 2 emissions and emissions intensity, expanded resource recovery capacity, increased landfill gas recovery and development of new renewable natural gas facilities, and increased on-site leachate treatment at our landfills. In addition, they focus on enhancing employee safety and engagement through reducing safety incident rates, continuous improvement in voluntary turnover, and increased Servant Leadership scores. In 2023, we increased our targeted reduction in absolute Scope 1 and 2 emissions after achieving our original targeted reduction and initiated the process of developing an emissions reduction target in line with the Science-Based Targets Initiative (SBTi).

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

Landfill Disposal Services

As of December 31, 2023, we owned or operated 78 MSW landfills, nine E&P waste landfills, which only accept E&P waste and 16 non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste. Seven of our MSW landfills also received E&P waste during 2023. We generally own landfills to achieve vertical integration in markets where the economic and regulatory environments make landfill ownership attractive. We also own landfills in certain markets where it is not necessary to provide collection services because we believe that we are able to attract volume to our landfills, given our location or other market dynamics.

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

Based on remaining permitted capacity as of December 31, 2023, and projected annual disposal volumes, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements, is estimated to be approximately 32 years. Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. We regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications. We also monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek capacity expansion using a variety of factors.

We are currently seeking to expand permitted capacity at 11 of our landfills, for which we consider expansions to be probable. Although we cannot be certain that all future expansions will be permitted as designed, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements is estimated to be approximately 35 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.

The following table reflects estimated landfill capacity and airspace changes, as measured in tons, for owned and operated landfills and landfills operated, but not owned, under life-of-site agreements (in thousands):

	2023			2022
		Probable			Probable
	Permitted	Expansion	Total	Permitted	Expansion	Total
Balance, beginning of year	1,540,533	180,678	1,721,211	1,474,754	212,722	1,687,476
Acquired landfills	122,826	—	122,826	92,270	—	92,270
Divested landfills	—	—	—	(31,179)	(18,920)	(50,099)
Permits granted	85,204	(85,204)	—	35,128	(35,128)	—
Airspace consumed	(49,713)	—	(49,713)	(47,229)	—	(47,229)
Expansions initiated	—	61,530	61,530	—	9,720	9,720
Changes in engineering estimates	19,684	(297)	19,387	16,789	12,284	29,073
Balance, end of year	1,718,534	156,707	1,875,241	1,540,533	180,678	1,721,211

The estimated remaining operating lives for the landfills we own and landfills we operate under life-of-site agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2023, and December 31, 2022, are shown in the tables below. The estimated remaining operating lives include assumptions that the operating permits are renewed.

	2023
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	7	3	21	34	9	17	91
Operated landfills under life-of-site agreements	—	—	—	2	—	3	5
	7	3	21	36	9	20	96

	2022
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	5	5	18	37	6	17	88
Operated landfills under life-of-site agreements	—	—	—	2	—	3	5
	5	5	18	39	6	20	93

The disposal tonnage that we received in 2023 and 2022 at all of our landfills is shown in the tables below (tons in thousands):

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		Twelve Months
	2023		2023		2023		2023		Ended
	Number	Total	Number	Total	Number	Total	Number	Total	December 31,
	of Sites	Tons	of Sites	Tons	of Sites	Tons	of Sites	Tons	2023
Owned operational landfills and landfills operated under life-of-site agreements	94	11,681	95	12,873	96	13,077	96	12,082	49,713
Operated landfills	7	160	7	173	7	179	7	182	694
	101	11,841	102	13,046	103	13,256	103	12,264	50,407

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		Twelve Months
	2022		2022		2022		2022		Ended
	Number	Total	Number	Total	Number	Total	Number	Total	December 31,
	of Sites	Tons	of Sites	Tons	of Sites	Tons	of Sites	Tons	2022
Owned operational landfills and landfills operated under life-of-site agreements	89	10,987	89	12,416	91	11,888	93	11,938	47,229
Operated landfills	5	150	5	146	5	153	7	171	620
	94	11,137	94	12,562	96	12,041	100	12,109	47,849

The expiration dates for the seven operated landfills range from 2025 to 2042.  We are seeking or intend to seek renewal of all seven contracts prior to, or upon, their expiration.

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

Beneficial Reuse of Landfill Gas

We develop, own and operate projects for the beneficial reuse of landfill gas through our landfill network.  Over time, landfill gas is produced as waste decomposes at landfills, and the methane component is a readily available renewable energy source that can be gathered and converted into a valuable source of clean energy as recognized by the United States Environmental Protection Agency, or the EPA, in the same category as wind, solar, and geothermal resources. As of December 31, 2023 we have gas recovery systems at 58 of our landfills to collect methane, which can then be used to generate electricity for local households, fuel local industrial power plants or power alternative fueled vehicles. For 16 of these beneficial reuse projects, the processed gas is used to fuel electricity generators.  The electricity is then sold to public utilities.  For 10 of these projects, the landfill gas is processed to pipeline quality natural gas and sold to natural gas companies.  In some cases, landfill gas generated at our landfills qualifies as a renewable fuel for which renewable fuel credits may be available. We currently have over a dozen renewable natural gas projects in development, some of which are conversions of electrical generating units to renewable natural gas units and others are greenfield projects on landfills where no current beneficial reuse system exists today.  We expect these renewable natural gas projects to come online over the next several years.

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

We provide non-hazardous E&P waste treatment, recovery and/or disposal services from a network of E&P waste landfills, MSW landfills that also receive E&P waste, E&P liquid waste injection wells and E&P waste treatment and oil recovery facilities. Treatment processes vary by site and regulatory jurisdiction. At certain treatment facilities, loads of flowback and produced water and other drilling and production wastes delivered by our customers are sampled, assessed and tested by third parties according to state or provincial regulations. Solids contained in a waste load are deposited into a land treatment cell where liquids are removed from the solids and are sent through an oil recovery system before being injected into saltwater disposal injection wells or placed in evaporation cells that utilize specialized equipment to accelerate evaporation of liquids. In certain locations, fresh water is then added to the remaining solids in the cell to “wash” the solids several times to remove contaminants, including oil and grease, chlorides and other contaminants, to ensure the solids meet specific regulatory criteria that, in certain areas, are administered by third-party labs and submitted to the regulatory authorities. In certain locations, we provide customers with a terminal or access point to transport their produced clean crude oil to market by pipeline. We manage directly or indirectly the purchase of the oil and any subsequent sale of the oil to the customer, including any blending or enhancing activities that occur to the oil prior to shipment by pipeline.

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

Competition for E&P waste in the U.S. and Canada comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets. We also compete in certain markets with publicly held and privately owned companies such as Waste Management, Inc., Republic Services, Inc., Clean Harbors, Inc., Secure Energy Services Inc., Nuverra Environmental Solutions, Trinity Environmental Services, LLC, Ecoserv, Oilfield Water Logistics LLC, Albright Flush Systems Ltd., Plains Environmental, Catapult Environmental and others. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company.

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

2.   The Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA

CERCLA, which is also known as the “Superfund” law, established a program in the United States allowing federal authorities to provide for the investigation and cleanup of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA defines “hazardous substances” broadly. One of the primary ways that CERCLA addresses a release or threatened release of hazardous substances is by imposing strict, joint and several liability for cleanup on its broad categories of responsible parties. This means that responsible parties can bear liability without fault and that each responsible party potentially could bear liability for the entirety of cleanup costs, notwithstanding its individual contribution. Generally, responsible parties are current owners and/or operators of the contaminated site; former owners and operators of the site at the time when the hazardous substances were disposed; any person who arranged for treatment or disposal of the hazardous substances; and transporters who selected the disposal site. In addition to CERCLA’s liability framework, the EPA may issue orders directing responsible parties to respond to releases of hazardous substances. Further, the EPA and private parties who have response liability to the EPA or who have incurred response costs, can bring suit against other responsible parties to seek to recover certain costs incurred in their response efforts. CERCLA also imposes liability for the cost of evaluating and remedying damage to natural resources. Various states have enacted laws analogous to and independent of CERCLA that also impose liability, which is typically strict and joint and several, for investigation, cleanup and other damages associated with the release of hazardous or other regulated substances. We may handle hazardous substances within the meaning of CERCLA, or hazardous and other substances regulated under similar state statutes, in the course of our ordinary operations. As a result, we may be jointly and severally liable under CERCLA or similar states statutes for all or part of the costs required to cleanup sites if and where these hazardous substances have been released into the environment. CERCLA and these analogous state laws and regulations may also expose us to liability for acts or conditions that were in compliance with applicable laws at a prior time. Under certain circumstances, our sales of residual crude oil collected as part of the saltwater injection process could result in liability to us if the residual crude contains hazardous substances or is covered by one of the state statutes and the entity to which the oil was transferred fails to manage and, as necessary, dispose of it or components thereof in accordance with applicable laws. Additionally, the EPA is considering the possible inclusion of certain additional contaminants to CERCLA’s list of hazardous substances. Among these substances are per- and polyfluoroalkyl substances, PFAS, and bisphenol A, or BPA. Regarding PFAS, EPA issued a proposal on August 26, 2022 to designate two of the most widely used PFAS—Perfluorooctanoic Acid, or PFOA, and Perfluorooctane Sulfonic Acid, or PFOS—as CERCLA hazardous substances. EPA issued in April 2023 an Advance Notice of Proposed Rulemaking, or ANPRM, regarding potential future CERCLA hazardous substance designations for PFAS. EPA has advised that it plans to take final action on the PFOA/PFOS CERCLA rule in 2024. The inclusion of these substances in CERCLA’s definition of hazardous substances may alter or increase liabilities associated with ongoing cleanup activities, or potentially give rise to additional liability, including for acts or conditions that were in compliance with applicable laws when they occurred.

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

At this time, the ultimate regulatory test for defining WOTUS is unsettled, and the determination therefore will be based upon the outcome of regulatory promulgations and associated litigation, that are currently pending. The manner in which WOTUS is defined could affect our operations by potentially increasing or modifying regulatory requirements governing our discharges. In 2015, the Clean Water Rule was promulgated, which would expand federal control over many U.S. water resources by broadening the definition of WOTUS, thereby potentially classifying a larger range of water resource types as jurisdictional under the Clean Water Act. Since promulgation of the 2015 Clean Water Rule, the EPA and the Army Corps of Engineers, or the Corps, have sought to rescind it and to promulgate a revised definition of WOTUS that would establish federal jurisdiction more narrowly, thereby reducing the scope of Clean Water Act applicability. To that end, on December 11, 2018, the EPA and the Corps proposed a rule to redefine WOTUS. Eventually, in October 2019, the 2015 Clean Water Rule was repealed, effectively reverting to the pre-2015 regulatory definition as of December 23, 2019.  On April 21, 2020, the EPA published a new Navigable Waters Protection Rule, or NWPR, narrowing the scope of federal jurisdiction over waterways and wetlands. This rule went into effect on June 22, 2020. In 2021, the NWPR was vacated and remanded by two separate federal district courts.  In response to these decisions, the EPA halted implementation of the NWPR, stating that it would now be “interpreting [WOTUS] consistent with the pre-2015 regulatory regime until further notice.”  On December 7, 2021, the EPA and the Corps published a proposed rule restoring definitions used before the 2015 Rule, relying on case-by-case wetland and waterway determinations. Subsequently, on December 30, 2022, the EPA and the Corps announced the final Revised Definition of Waters of the United States rule, which it based largely on the pre-2015 definition, and provided several implementation memoranda. The new rule was officially published on January 18, 2023, to be effective on March 20, 2023. The State of Texas and industry groups promptly challenged the rule, filing separate suits in federal court. In the interim, in October 2022, the U.S. Supreme Court heard arguments in Sackett v. EPA, which involved issues relating to the WOTUS definition. The Supreme Court released its opinion in May 2023, and in August 2023, the EPA and the Corps issued a final rule to amend the WOTUS definition consistent with the Supreme Court’s definition. That final rule became effective September 8, 2023. How states and the federal government will implement the final rule remains to be seen. To the extent that the scope of the WOTUS concept and the Clean Water Act jurisdiction is expanded, it could inhibit project development, result in longer permitting timelines, or increase compliance or mitigation costs for both our operations and the operations of our customers. As a result, an expansion of the scope of the WOTUS definition could adversely affect our business. Additionally, the Clean Water Act’s spill prevention, control and countermeasure requirements require development of site-specific plans, and appropriate containment berms and similar structures to help contain and prevent the contamination of regulated waters in the event of a hydrocarbon storage tank release. The Clean Water Act also contains provisions that can prohibit development or require permitting before construction or expansion of a landfill may occur in areas designated as wetlands. Various states in which we operate or may operate in the future have been delegated authority to implement the Clean Water Act and its permitting requirements, and some of these states have adopted regulations or policies that are more stringent than federal Clean Water Act requirements, including regulating discharges to state waters in addition to WOTUS.

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

3.   Canadian Water Protection Legislation

There is legislation in Canada from the federal and provincial governments and, in many cases, by-laws from municipal governments, that protect water quality and regulate the discharge of substances into the aquatic environment. Federal water pollution control authority is derived primarily from the Fisheries Act, which contains provisions for the protection of water quality and fish habitat. This includes a general prohibition on the deposit of any deleterious substances into water that is frequented by fish, unless otherwise authorized. There is legislation in each provincial jurisdiction that also protects water sources and regulates water pollution, and generally requires an approval or permit for a discharge of any effluent, including in some cases stormwater, into a water body. For example, in Ontario, the Ontario Water Resources Act, or OWRA, prohibits the discharge of material of any kind into any water that may impair the quality of the water. The OWRA requires that an approval be obtained for the use and operation of certain sewage and stormwater works. Such approvals typically contain monitoring requirements and impose restrictions on effluent characteristics. Other provinces in Canada have similar regimes for the protection of water. If run-off or other contaminants from our landfills, transfer stations or other waste facilities are discharged or migrate into waters and cause impairment, we could face significant liability under provincial and federal laws.

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

The EPA recently modified, or is in the process of modifying, other standards promulgated under the CAA in a manner that could increase our compliance costs. For example, the EPA has discussed modifying national ambient air quality standards, or NAAQS, applicable to carbon monoxide and oxides of sulfur and nitrogen, as well as other standards, to make them more stringent. The NAAQS standards for particulate matter, published December 18, 2020, retained the NAAQS levels from 2012, and the ozone NAAQS, published December 31, 2020, retained 2015 NAAQS levels. In 2021, EPA announced it will reconsider the December 2020 decision, and in 2023, EPA announced it will delay reconsideration until 2024. These standards must be reviewed every five years, and the current administration may propose more restrictive standards in the future. In January 2023, EPA proposed to lower the primary (health-based) annual PM2.5 standard and related metrics, such as the Air Quality Index and monitoring requirements. Ongoing state implementation of the current NAAQS, as well as potential implementation of even more stringent standards, could result in, among other things, additional capital or operating expenditures. Further, our customers’ operations may be subject to existing and future CAA permitting and regulatory requirements that could have a material effect on their operations, which could have an adverse effect on our business, increase the operating costs and otherwise impact financial condition and operating results.

Further, the EPA published a proposed rule in November 2021 aimed at reducing GHG emissions from the oil and natural gas sector by limiting methane and volatile organic compounds, or VOC, emissions from new sources constructed or modified after November 2021, proposing Emission Guidelines for certain existing sources, and amending NSPS Subpart OOOOa to rescind changes made during the prior administration. As further detailed below, in November 2023, EPA finalized the proposed rule, implementing Subpart OOOOb and OOOOc, thereby imposing more stringent standards and adding proposed requirements for sources not previously covered. While these changes should not directly affect our waste disposal operations, their applicability to our customers in the E&P industry may result in decreased development and, therefore, decreased waste production in a decreased demand for E&P waste disposal services.

EPA included landfill methane emissions in its quadrennial document outlining enforcement priorities, the FY 2024-2027 National Enforcement and Compliance Initiatives. In the document, EPA advised that it plans to use preexisting landfill New Source Performance Standards to further curtail and enforce methane emission reductions. Increased regulatory oversight by the EPA may result in increased compliance costs for our business and may have a material impact on operations.

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

2.   Canadian Occupational Health and Safety Laws

In Canada, each province establishes and administers a provincial occupational health and safety regime. Similar to the United States, these regimes generally identify the rights and responsibilities of employers, supervisors, workers and other parties. Employers are required to implement all prescribed safety requirements and to exercise reasonable care to protect employees from workplace hazards, among other things. Various occupational health and safety standards may apply to our Canadian operations, including requirements relating to communication of and exposure to hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials and worker training and emergency response programs. In addition to the provincial departments of transportation, Transport Canada has jurisdiction to regulate the transportation of dangerous goods, which can include wastes.

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

In June 2016, the EPA promulgated a rule prohibiting discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly-owned treatment works, or POTWs. Further, the EPA’s promulgation and subsequent revision of methane and VOC rules between 2016 and 2023 caused regulatory uncertainty for oil and gas exploration and production facilities, including hydraulic fracturing operations. In November 2021, the

EPA again proposed rules to regulate methane and VOCs from the oil and gas industry sources, and these rules were finalized in November 2023. The rules enact a new NSPS, under Subpart OOOOb, which includes standards for emission sources not regulated previously under the 2016 NSPS Subpart OOOOa. Additionally, the rules include the first oil and gas emissions guidelines for existing sources, known as Subpart OOOOc, which require states to submit and implement SIPs to enforce the guidelines on existing oil and gas emissions sources. Among the many additional requirements are: (i) the definition of “storage vessels” is revised to include the entire tank battery, not just a single tank, now setting the emissions threshold (i.e., the “potential to emit,” which is the highest quantity of certain pollutants that a source could potentially release into the air, even if that source has never actually emitted the highest quantity) at 6 tons per year, or tpy, VOC; (ii) well closure plans and fugitive emissions monitoring required on all wells prior to closure, with an optical gas imaging (OGI) survey to be submitted to EPA upon closure in certain instances; and (iii) creation of a Super Emitter Program that, among other things, authorizes third parties to remotely monitor regulated facilities and notify EPA when certain emissions events are detected. Subpart OOOOb generally becomes effective within 60 days after the rule is published, with certain exceptions. Subpart OOOOc has a longer implementation timeline, requiring each state to submit a plan to EPA for appropriate emissions reductions within 2 years of the date that the rule is published, and regulated entities are required to comply with state or federal rules within three years after the deadline for state plan submittals. These rules may require oil and gas operators to expend material sums on compliance, including on equipment repair or replacement, and may reduce our customers’ E&P activities and could have an adverse impact on our business. Additionally, several states may adopt laws or regulations analogous to or even more stringent than the federal rules, and the state rules would remain in effect regardless of the outcome of any federal stay or litigation. Further, several states in which we conduct business require oil and natural gas operators to disclose information concerning their operations, which could result in increased public scrutiny.

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

In June 2018, the Canadian federal government enacted the Greenhouse Gas Pollution Pricing Act, or GGPPA, which established a national carbon-pricing regime starting in 2019 for provinces and territories in Canada where there is no provincial regime in place or where the provincial regime does not meet the federal benchmark. Often referred to as the federal backstop, the federal carbon-pricing regime consists of a carbon levy that is applied to certain fossil fuels and an output-based pricing system, or OBPS, that is applied to certain industrial facilities with reported emissions of 50,000 tonnes of carbon dioxide equivalent, or CO2e, or more per year.  An Order Amending Schedule 4 to the Greenhouse Gas Pollution Pricing Act came into force on October 21, 2022, and implemented an annual increase of CAD $15 per year to the carbon price for the calendar years 2023 – 2030.  The minimum national price on carbon established under the GGPPA will rise to the equivalent of CAD $80 per tonne of CO2e effective April 1, 2024, and will reach CAD $170 per tonne of CO2e by 2030.  The Canadian Net-Zero Emissions Accountability Act, which received royal assent on June 29, 2021, establishes Canada's federal framework for national GHG emissions reduction targets to attain net-zero emissions by 2050. While this new Act does not impose direct emission reduction obligations on our operations in Canada, it signifies the Canadian federal government's commitment to achieve GHG emissions reductions.

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

Changes to international waste importation and exportation laws may affect the price of recyclable scrap commodities. Price fluctuations, in turn, may adversely affect our business. For example, the Chinese government banned the importation of all materials classified by China as solid waste and virtually all recyclables (except for certain metallic recyclables) as of January 1, 2021. Other international restrictions also limit the transportation of waste and recyclable scrap. The Basel Convention on the Control of Transboundary Movements of Hazardous Wastes and their Disposal, or the Convention, is an international multilateral agreement regulating the export and import of waste, including hazardous waste, for recovery and disposal. The Convention also prohibits the movement of waste between parties to the Convention and non-parties unless the waste is moved pursuant to a separate agreement. The Convention was amended, effective January 1, 2021, to restrict the movement of non-hazardous plastic scrap in certain circumstances. In 2022, the Convention was amended to list both hazardous and non-hazardous e-waste in the Annexes of the Convention. These amendments will become effective January 1, 2025. Canada is a party to the Convention and has implemented domestic legislation to implement Canada's commitment to the Convention and other similar international commitments. The Cross-border Movement of Hazardous Waste and Hazardous Recyclable Material Regulations under the Canadian Environmental Protection Act, 1999 impose restrictions and permitting requirements in Canada with respect to transboundary movements of certain hazardous wastes and recyclable materials. The United States is not a party to the Convention; however, Canada and the United States have a separate agreement with respect to the transboundary movements of hazardous wastes. Increased restriction of transboundary waste shipment could create additional burdens associated with recyclable commodity fluctuation. These restrictions, in addition to circumstances caused by the COVID-19 pandemic, have caused and may continue to cause supply chain disruptions in the recycling industry. Further legal restrictions to recyclable scrap shipments may increase the cost of doing business and/or cause disruptions in our operations.

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

In addition to the PFAS Act of 2019, EPA has issued guidance and strategic planning initiatives indicating further PFAS regulation is forthcoming. On October 18, 2021, EPA announced its PFAS Strategic Roadmap wherein it laid out a whole-of-agency approach to addressing PFAS. The roadmap set timelines by which EPA planned to take specific actions and committed to more stringent PFAS policies. EPA released its First Annual PFAS Roadmap Progress Report in November 2022, and its Second Annual PFAS Roadmap Progress Report in December 2023. In August 2023, EPA finalized its National Enforcement and Compliance Initiatives for 2024-2027, which included “addressing exposure to PFAS.” EPA advises that the initiative will seek to implement the PFAS Strategic Roadmap and “hold responsible” parties who manufactured PFAS or used it in the manufacturing process and other parties who significantly contributed to PFAS releases to the environment. As with other regulatory matters, enhanced EPA regulation or oversight may increase our customers’ compliance costs or, depending on how EPA ultimately implements any associated rules, may increase our compliance costs and have an adverse effect on our business.

Beyond strategic efforts and compliance initiatives, EPA has begun to develop and finalize rules to further regulate PFAS, and additional rules are expected to be forthcoming. In an October 26, 2021 letter to the Governor of New Mexico, the EPA Administrator announced the EPA would initiate a proposed rulemaking to list four PFAS chemicals as

“hazardous constituents” under RCRA. The Administrator also stated that EPA would amend its regulations to clarify that “emerging contaminants such as PFAS” can be addressed through the RCRA Corrective Action Program, which gives the EPA authority to require investigation and cleanup for hazardous wastes. EPA advised in its December 2023 Second Annual PFAS Roadmap Progress Report that it expects to propose these rules as soon as the interagency reviews are complete. If finalized, these rules will provide federal and state agencies with additional tools to identify and clean up PFAS contamination.

As noted above, on August 26, 2022, EPA issued a proposal to designate as CERCLA hazardous substances two of the most widely used PFAS: PFOA and PFOS. In April 2023, EPA issued an ANPRM asking for public input regarding potential future hazardous substance designations of PFAS under CERCLA. EPA advised that it plans to take final action on the PFOA/PFOS CERCLA rule in 2024. Listing PFAS as a CERCLA hazardous substance would potentially expand the universe of substances giving rise to cleanup liability.

EPA has also taken steps to regulate the presence of PFAS in groundwater, surface water and drinking water. Directly related to our business, in January 2023, EPA released the Effluent Limitations Guidelines Plan 15, which included an analysis of information and data collected through a detailed study of the Landfills category, pursuant to which EPA determined the development of effluent guidelines and pretreatment standards for landfills that discharge their leachate is warranted to address PFAS discharge. In accordance with these findings, EPA advised that it intends to revise the existing Landfills Point Source Category Effluent Limitations Guidelines to address PFAS discharge from these landfills. Strengthened effluent limitations may require capital and compliance expenses, and may have an adverse impact on our business.

EPA has undertaken substantial additional regulatory action related to PFAS in water, and such action may impact our business or our customers’ businesses. For example, in August 2023, EPA rescinded its 2019 groundwater cleanup guidance for PFOA and PFOS, and recommended CERCLA and RCRA processes for site-specific PFAS contamination decisions. To that end, EPA updated its Regional Screening Level and Regional Removal Management Level tables to now include 14 types of PFAS, which will provide risk-based values for EPA to use in determining whether further action or removal is necessary for a site. Moreover, in March 2023, EPA established legally enforceable levels for six PFAS known to occur in drinking water. In August 2023, EPA released the first set of data collected under the fifth Unregulated Contaminant Monitoring Rule, or UCMR 5, intended to improve EPA’s understanding of the frequency that 29 PFAS and lithium are found in the nation’s drinking water systems, and at what levels. Earlier, in April 2022, EPA issued a memorandum to seek to minimize PFAS pollution in surface water as EPA works to set effluent guidelines, develop analytical methods and issue water quality criteria for PFAS. In December 2022, EPA issued a follow-up memorandum recommending states and municipalities use the most current sampling and analysis methods in their National Pollutant Discharge Elimination System, or NPDES, programs to identify known or suspected sources of PFAS and to take actions using pretreatment and permitting authorities, such as imposing technology-based limits on sources of PFAS discharges. Although the full scope of final PFAS regulation is not finalized, increased regulation of PFAS in water may lead to increased compliance costs for us and our customers, and may have an adverse impact on our business.

EPA has issued or proposed a number of other significant PFAS rules that should not directly regulate our business, but may impact our customers’ businesses. For example, in January 2023, EPA proposed a rule that would prevent regulated entities from starting or resuming, without a complete EPA review and risk determination, the manufacture, processing or use of about 300 “inactive” PFAS that have not been made or used for many years. If finalized, this rule would prevent companies from resuming uses of these PFAS absent EPA notification and review. In June 2023, EPA released a framework for addressing new PFAS and new uses of PFAS under TSCA prior to introducing them into commerce. Similarly, in October 2023, EPA released a final rule that will remove PFAS Toxics Release Inventory, or TRI, reporting exemptions for chemicals used in small concentrations. This summary of PFAS rules that may impact our customers’ businesses is not exhaustive, and EPA is continuing to push forward with development and implementation of new PFAS rules. Increased regulatory costs to our customers’ businesses may reduce their output and have an adverse impact on our business.

State governments are also beginning to regulate PFAS. Certain states have taken action to limit exposure to PFAS and require remediation of PFAS-related environmental contamination. Much of the state action has been directed at drinking water limits, but in some instances, bills and policies have included PFAS prohibitions in food packaging, consumer products, and firefighting products.

The EPA is also considering regulation of other contaminants of concern, including BPA and phthalates, which are common in polyvinyl chloride, or PVC, products. For example, in June 2023, the EPA proposed a Significant New Use Rule under TSCA for 18 chemicals—including BPA and PFAS—made from plastic waste-derived feedstocks used to make transportation fuels. The rule, if implemented, would require EPA notification and review before using contaminated feedstocks to make transportation fuels. If the EPA moves forward with regulating these or other contaminants of concern, we and our customers may face higher compliance costs for, among other things, proper treatment of contaminated substances.

PFAS are also the subject of environmental and health reviews by the federal and provincial governments in Canada. Certain PFAS, including PFOS, PFOA and certain long chain perfluorocarboxylic acids, or LC-PFCA, are currently listed as toxic substances on Schedule 1 of the Canadian Environmental Protection Act, 1999 and are subject to regulatory restrictions on their use in Canada under the Prohibition of Certain Toxic Substances Regulations, 2012.  In addition, environmental screening values, standards or guidelines have been adopted for certain PFAS substances with respect to soil, groundwater and drinking water quality by the federal and some provincial governments in relation to some PFAS substances.

The Canadian federal government published a notice of its intent on April 24, 2021 to move forward with additional actions to address the broader class of PFAS, including research and monitoring of PFAS, reviewing PFAS as a class of chemicals and reviewing policy developments in other jurisdictions.  On May 20, 2023, the Canadian federal government published its "Draft State of Per- and Polyfluoroalkyl Substances (PFAS) Report” (Draft Report) and a "Risk Management Scope for Per- and Polyfluoroalkyl Substances (PFAS)" (Risk Management Scope).  The Draft Report contains a draft assessment of the potential risks of PFAS.  The Draft Report proposes to conclude that all substances in the class of PFAS meet the toxic criteria under the Canadian Environmental Protection Act, 1999, in part due to the extreme persistence of PFAS, the ubiquitous presence of PFAS in the environment, the continuous exposure of humans to multiple PFAS, and the potential for these substances to cause adverse effects.  The Risk Management Scope proposes to recommend that the class of PFAS be added to Schedule 1 (toxic substances) of the Canadian Environmental Protection Act, 1999.  The Risk Management Scope identifies proposed risk management objectives and options that are under consideration by the federal government. The proposed risk management objective is to achieve the lowest levels of environmental and human exposure over time that are technically and economically feasible. Preliminary risk management options under consideration by the federal government include regulatory and non-regulatory controls to minimize exposure from firefighting foams, gathering information to identify and prioritize options to reduce PFAS exposure from other sources and products, and in some cases, aligning with actions taken in other jurisdictions.  These proposed risk management measures are preliminary, and it is expected that additional regulatory requirements on PFAS will be imposed in Canada in the future. The federal government is expected to publish a final PFAS report and a final proposal for risk management measures in the future.

Increased regulation of PFAS and other emerging contaminants could adversely affect our operations. Our already-substantial financial obligations associated with post-closure maintenance at our existing landfills may increase and accruals for these obligations may also need to be increased. Guidance calling for enhanced treatment of landfill leachate and landfill gas could potentially increase burdens for disposal of PFAS-containing materials generated by our facilities or accepted at our facilities, some of which may potentially need to be upgraded to accept PFAS-containing waste. Finally, regulation of PFAS as an air contaminant and/or wastewater effluent pollutant could increase the cost to conduct our business, including, without limitation, potentially requiring greater capital expenditures to meet control requirements as well as operation and maintenance costs.

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

The price of RINs has been extremely volatile and the value of RINs is dependent upon a variety of factors, including the required volumes promulgated by the EPA. The EPA annually establishes the renewable fuel volumes required under the RFS for the following year. The 2020 renewable fuel and 2021 biomass-based diesel volume requirements were published on February 6, 2020, increasing required volumes from 2019 requirements. The regulation was judicially challenged in the D.C. Circuit, but the challenge was held in abeyance and remains unresolved. On December 7, 2021, EPA proposed a series of actions setting biofuel volumes for 2020, 2021 and 2022, and introducing other regulatory changes. EPA also proposed to add a 250-million-gallon “supplemental obligation” to the volumes proposed for 2022 and stated its intent to add another 250 million gallons in 2023 to address the outcome of prior litigation. Subsequently, on June 3, 2022, the EPA finalized a set of actions establishing 2020, 2021 and 2022 renewable fuel volume blending obligations for the refining industry under the RFS Program. Multiple EPA actions were announced simultaneously to address several outstanding, delayed and challenged EPA decisions regarding the RFS program, including denying and restoring blending volume obligations waived through small refinery exemptions. EPA also announced $700 million in CARES Act funding through the Biofuel Producer Program paid as compensation to eligible biofuels producers for COVID-19 related market losses. On December 1, 2022, EPA announced a proposed rule to establish 2023, 2024 and 2025 RFS volumes and percentage standards, which was finalized on July 12, 2023. The proposed rule additionally included regulatory changes prescribing how RINs from renewable electricity, or eRINs, would be implemented and managed under the RFS program, but did not finalize the proposed revisions to the eRIN program.

These volume proposals may be met with opposition, consistent with action taken regarding prior regulations. If successful, efforts to cause reductions or limitations on the requirement to blend renewable fuel would likely reduce the volume of RINs purchased to meet the RFS blending requirements. Further, there have been proposals to revise, and in some instances limit, the RFS program in the United States. As recently as October 2019, House Energy and Commerce Committee members, Representatives Shimkus and Flores, introduced the 21st Century Transportation Fuels Act that aims to eliminate volume-based renewable fuels mandates and instead rely upon the transition to a national octane standard and automobile manufacturing standards to govern fuel composition. This bill was referred to the Subcommittee on Environment and Climate Change in October 2019, but no further action has been taken. In 2023, Representative Scott Perry introduced the Eliminating the RFS and Its Destructive Outcomes Act, which was referred to the House Energy and Commerce Committee, but no further action has been taken. Various parties have also sought for the executive branch to revise the RFS. Limiting or eliminating the RFS could have the effect of reducing or eliminating the volume of RINs required to meet blending requirements, which could adversely affect the demand for RINs and accordingly the revenue stream we have historically derived from the sale of RINs. Further, uncertainty associated with RFS regulatory requirements may increase volatility of RIN prices, which may adversely affect our business.

The Clean Fuel Regulations, or CFRs, under the Canadian Environmental Protection Act, 1999  were registered and came into force on June 21, 2022 (with the exception of two sections that will come into force on September 30, 2024)  The CFRs replaced the Renewable Fuel Regulations, or RFRs, which were established in August 2010 and required primary suppliers to have an average renewable content of at least 5% for gasoline that they produce in Canada and/or import, and 2% for diesel fuel and heating distillate oil. The CFRs maintain these volumetric requirements in addition to the obligations discussed below.

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

The CFRs require gasoline and diesel producers and importers to reduce the CI of the gasoline and diesel they produce in, and import into, Canada.  The CI reduction requirement started in 2023 with a reduction of 3.5 gCO2e/MJ below 2016 levels. The required reduction will increase each year by a further 1.5 gCO2e/MJ until it reaches a reduction of 14 gCO2e/MJ in 2030. Compliance requirements under the CFR came into effect on July 1, 2023, and primary suppliers had to meet the prescribed CI limits by the end of the first compliance period in December 2023.

The CFRs establish a credit market, and each compliance credit is equivalent to a one-tonne reduction of life cycle CO2e emissions for the applicable compliance period. During each compliance period, primary suppliers must use the number of credits necessary to meet their reduction requirement. Compliance credits can either be created by primary suppliers or transferred to them by other “registered creators.” Compliance credits are the only mechanism for primary suppliers to achieve compliance with their reduction requirement.  There are three main categories of credit-creating action: undertaking projects that reduce the lifecycle CI of liquid fossil fuels; supplying low carbon fuels and supplying fuel or energy to advanced vehicle technology. Primary suppliers may also create a compliance credit if they make a contribution to a registered funding program to satisfy 10% of their total reduction requirement for that compliance period for all types of fuels.  Several Canadian provinces have also promulgated legislation and regulations to implement low carbon fuel policies.  We continue to evaluate evolving markets and legal regimes in the United States and Canada with respect to the beneficial use of low carbon fuels generated in connection with our operations.

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

EPR regulations have yet to be promulgated at the federal level in the United States, but have been promulgated or considered in state and local jurisdictions in the United States. For example, both Maine and Oregon enacted EPR legislation in 2021. Colorado and California enacted similar rules in 2022. These statutes require brands to provide funding to improve recycling infrastructure statewide. Other states have adopted partial EPR programs. For example, in its 2023 legislative session, Connecticut adopted a program that will require producers of plastic beverage containers to register beginning in April 2026 and establishes phased minimum postconsumer recycled content requirements for plastic beverage containers. EPR regulations could have an adverse effect on our business if enacted at the federal level or if widely enacted by state or local governments.

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

I. Right-to-Repair

President Joe Biden issued Executive Order 14036 on July 9, 2021, directing the Federal Trade Commission, or FTC, in the United States to draft regulations that limit the ability of original equipment manufacturers, or OEMs, to restrict independent repairs of their products. This order aims to reduce the amount of waste produced by electronics and other goods by reducing the cost to repair or refurbish damaged items rather than discarding them. On July 21, 2021, the Federal

Trade Commission, or FTC, voted unanimously to increase enforcement against practices that limit consumer repair choices, and brought its first right-to-repair cases in 2022. On December 29, 2022, New York Governor Kathy Hochul signed the Digital Fair Repair Act into law, the first major electronics “right-to-repair” state legislation. Several other states followed in 2023. In April 2023, Colorado became the first state to pass right-to-repair laws for farmers, and Minnesota and California passed electronic right-to-repair laws in May and October 2023, respectively.

Similar regulatory initiatives have been proposed in Canada at the federal level and in some provinces. A proposed federal bill (Bill-C-244, An Act to Amend the Copyright Act (diagnosis, maintenance and repair)) seeks to support the right to repair by amendments to the Copyright Act that would allow the circumvention of technological protection measures when maintaining or repairing a product.  Certain provinces have also proposed or enacted right-to-repair legislation.  If such rules are issued or new regulatory requirements come into force, demand for electronic waste disposal could be reduced, potentially representing a reduction in demand for our services.

J.  State Public Utility Regulation

In some states, public authorities regulate the rates that landfill operators may charge. The adoption of rate regulation or the reduction of current rates in states in which we own or operate landfills could adversely affect our business, financial condition and operating results.

K.    Inflation Reduction Act

The Inflation Reduction Act, or IRA, of 2022 put in place broad-reaching tax, loan, incentive and other programs. The IRA’s provisions include, but are not limited to: a lower eligibility threshold and higher dollar value for the updated 45Q tax credit for carbon capture and sequestration; new and expanded tax credits for certain renewable energy projects as well as tax credits for certain biogas projects for which construction is initiated by December 31, 2024; commercial electric vehicle credits; a charge on methane emissions from selected entities in the oil and gas industry; and reinstatement of the hazardous substance Superfund financing rate, among others. It is possible that as implemented, the IRA could increase the costs of operation for certain of our customers, including in the oil and gas industry. In the event that the IRA as implemented increases operational costs for our customers or reduces oil and gas E&P activities by our customers, it could adversely affect our business. On November 17, 2023, the U.S. Department of the Treasury introduced proposed regulation indicating limitations may be applied to certain types of gas upgrading equipment, narrowing the definition for a qualified biogas property and potentially reducing investment tax credit eligibility. At this time, however, it is unclear how these credits, fees, and programs will impact our business or our customers’ businesses.

RISK MANAGEMENT, INSURANCE AND FINANCIAL SURETY BONDS

Risk Management

We maintain environmental and other risk management programs that we believe are appropriate for our business. Our environmental risk management program includes evaluating existing facilities and potential acquisitions for environmental law compliance. We do not presently expect environmental compliance costs to increase materially above current levels, but we cannot predict whether compliance matters at existing facilities or future acquisitions will cause material cost increases. We also maintain a worker safety program that encourages safe practices in the workplace. Operating practices at our operations emphasize minimizing the possibility of environmental contamination and litigation. Our risk management programs are designed, we believe, to ensure that our facilities are in material compliance with applicable federal, state and provincial regulations.

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

Financial Surety Bonds

We use financial surety bonds for a variety of corporate guarantees. The financial surety bonds are primarily used for guaranteeing municipal contract performance and providing financial assurances to meet asset closure and retirement requirements under certain environmental regulations. In addition to surety bonds, such guarantees and obligations may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted cash and investment deposits. At December 31, 2023 and 2022, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $901.3 million and $811.2 million, respectively, to secure our asset closure and retirement requirements and $743.8 million and $636.2 million, respectively, to secure performance under collection contracts and landfill operating agreements.

We source financial surety bonds from a variety of third-party insurance and surety companies, including a company in which we own a 9.9% interest that, among other activities, issues financial surety bonds to secure landfill final capping, closure and post-closure obligations for companies operating in the solid waste sector.

SEASONALITY

Based on historic trends, excluding any impact from the COVID-19 pandemic or an economic recession, we would expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. This seasonality reflects (a) the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in Canada and the U.S., and (b) reduced E&P activity during harsh weather conditions, with expected fluctuation due to such seasonality between our highest and lowest quarters of approximately 10%. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected MSW, resulting in higher disposal costs, which are calculated primarily on a per ton basis.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers as of February 2, 2024:

Name	Age	Positions
Ronald J. Mittelstaedt	60	President and Chief Executive Officer
Darrell W. Chambliss	59	Executive Vice President and Chief Operating Officer
James M. Little	62	Executive Vice President – Engineering and Disposal
Patrick J. Shea	53	Executive Vice President, General Counsel and Secretary
Mary Anne Whitney	60	Executive Vice President and Chief Financial Officer
Matthew S. Black	51	Senior Vice President – Chief Accounting Officer
Robert M. Cloninger	51	Senior Vice President, Deputy General Counsel and Assistant Secretary
David G. Eddie	54	Senior Vice President – Performance Optimization
Eric O. Hansen	58	Senior Vice President – Chief Information Officer
Susan R. Netherton	54	Senior Vice President – People, Training and Development
Robert A. Nielsen III	59	Senior Vice President – Operations
Dan Pio	60	Senior Vice President – Operations
Philip J. Rivard	62	Senior Vice President – Business Development

Ronald J. Mittelstaedt has been President and Chief Executive Officer of the Company since April 2023.  From July 2019 to that date, Mr. Mittelstaedt served as Executive Chairman of the Company.  From its formation in 1997 to July 2019, Mr. Mittelstaedt served as Chief Executive Officer of the Company.  Mr. Mittelstaedt has served as a director of the Company since its formation and serves on the Executive Committee. Mr. Mittelstaedt was elected Chairman in January 1998 and served in that capacity until stepping down to serve as President and Chief Executive Officer in April 2023.  He also served as President of the Company from its formation through August 2004. Mr. Mittelstaedt has more than 30 years of experience in the solid waste industry. He serves as a director of SkyWest, Inc. Mr. Mittelstaedt holds a B.A. degree in Business Economics with a finance emphasis from the University of California at Santa Barbara.

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

From March 2012 to February 2018, Ms. Whitney served as Vice President - Finance of the Company. From November 2006 to March 2012, Ms. Whitney served as Director of Finance of the Company. Ms. Whitney held various finance positions for Wheelabrator Technologies from 1990 to 2001. Ms. Whitney holds a B.A. degree in Economics from Georgetown University and an M.B.A. in Finance from New York University Stern School of Business. Ms. Whitney also serves on the Board of Directors of Vestis Corp.

Matthew S. Black has been Senior Vice President – Chief Accounting Officer of the Company since February 2023.  From January 2017 to that date, Mr. Black served as Senior Vice President and Chief Tax Officer of the Company. From March 2012 to January 2017, Mr. Black served as Vice President and Chief Tax Officer of the Company. From December 2006 to March 2012, Mr. Black served as Executive Director of Taxes of the Company. Mr. Black served as Tax Director for The McClatchy Company from April 2001 to November 2006, and served as Tax Manager from December 2000 to March 2001. From January 1994 to November 2000, Mr. Black held various positions, including Tax Manager, for PricewaterhouseCoopers LLP. Mr. Black is a Certified Public Accountant and holds a B.S. degree in Accounting and Master’s degree in Taxation from California State University, Sacramento.

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

David G. Eddie has been Senior Vice President – Performance Optimization of the Company since February 2023.  From January 2011 to that date, Mr. Eddie served as Senior Vice President and Chief Accounting Officer of the Company.  From February 2010 to January 2011, Mr. Eddie served as Vice President – Chief Accounting Officer of the Company.  From March 2004 to February 2010, Mr. Eddie served as Vice President – Corporate Controller of the Company. From April 2003 to February 2004, Mr. Eddie served as Vice President – Public Reporting and Compliance of the Company. From May 2001 to March 2003, Mr. Eddie served as Director of Finance of the Company. Mr. Eddie served as Corporate Controller for International Fibercom, Inc. from April 2000 to May 2001. From September 1999 to April 2000, Mr. Eddie served as the Company’s Manager of Financial Reporting. From September 1994 to September 1999, Mr. Eddie held various positions, including Audit Manager, for PricewaterhouseCoopers LLP. Mr. Eddie holds a B.S. degree in Accounting from California State University, Sacramento.

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

Robert A. Nielsen III has been Senior Vice President – Operations of the Company since July 2023.  From April 2002 to that date, Mr. Nielsen served as a Region Vice President of the Company, including for its Southern, Western and Eastern Regions.  From May 1999 to April 2002, Mr. Nielsen served as a District Manager of the Company.  Prior to joining the Company in May 1999, Mr. Nielsen worked for Browning Ferris Industries as an Area Vice President of Recycling. Mr. Nielsen holds a B.S. degree in Agriculture from University of Maine.

Dan Pio has been Senior Vice President – Operations of the Company since July 2023.  From June 2016 to that date, Mr. Pio served as a President of Waste Connections of Canada.  From January 2016 to June 2016, Mr. Pio served as Chief Executive Officer and Chief Integration Officer of Progressive Waste Solutions Ltd. prior to its merger with the Company.  From October 2013 to January 2016, Mr. Pio served as Executive Vice President, Strategy and Business Development for Progressive Waste Solutions Ltd.  From March 2010 to October 2013, Mr. Pio served as Vice President and Chief Operating Officer of BFI Canada.  From January 2001 to October 2005, Mr. Pio served as Senior Vice President with Waste Management, Inc. and President of Waste Management of Canada.  During his 35-year career in the solid waste industry, Mr. Pio also held senior level positions at USA Waste Services and Laidlaw Waste Systems.  Mr. Pio holds a B.A. Economics degree from McMaster University.

Philip J. Rivard has been Senior Vice President – Business Development of the Company since July 2023.  From April 2022 to that date, Mr. Rivard served as Executive Director and Head of M&A of the Company.  From July 2001 to March 2022, Mr. Rivard served as a Regional Vice President of the Company.  From August 1999 to June 2001, Mr. Rivard served as a Divisional Vice President of the Company.  From October 1997 to July 1999, Mr. Rivard served as a Business Development Manager of the Company.  From July 1988 to September 1997, Mr. Rivard held various positions with USA Waste Services Inc., Sanifill, Inc. and Browning-Ferris Industries.  Mr. Rivard worked as an external auditor at Touche Ross & Co. from June 1986 to June 1988.  Mr. Rivard holds a B.S. degree in Accounting from Metropolitan State University of Denver.

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

We derive a significant portion of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and certificates issued by Washington State known as G Certificates. Many franchise agreements and municipal contracts are for a specified term and are, or will be, subject to competitive bidding in the future. For example, we have approximately 444 contracts, representing approximately 4.6% of our annual revenues, which are set for expiration or automatic renewal on or before December 31, 2024. Although we intend to bid on existing contracts subject to competitive bidding in the future and additional municipal contracts and franchise agreements, we may not be the successful bidder, or we may need to lower our price in order to retain the contract. In addition, some of our customers, including municipalities, have and others may terminate their contracts with us before the end of the terms of those contracts. Similar risks may affect our contracts to operate municipally-owned assets, such as landfills.

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

We currently own and/or operate 103 landfills throughout the United States and Canada. Our ability to meet our financial and operating objectives depends in part on our ability to acquire, lease, or renew landfill operating permits, expand existing landfills and develop new landfill sites. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. In addition, approvals may include operating restrictions or additional requirements, which could impact financial results. Although generally less time consuming, the process of obtaining permits and approvals for E&P landfills has similar uncertainties. Operating permits for landfills in states and provinces where we operate must generally be renewed every five to ten years, although some permits are required to be renewed more frequently. These operating permits often must be renewed several times during the permitted life of a landfill. The permit and approval process is often time consuming, requiring numerous hearings and compliance with zoning, environmental and other requirements.

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

Labor is one of our highest costs and relatively small increases in labor costs per employee could materially affect our cost structure.  A shortage of qualified employees in our markets would require us to incur additional costs related to wages and benefits, to hire more expensive temporary employees or to contract for services with more expensive third-party vendors.  In addition, higher turnover can result in increased costs associated with recruiting and training; it can also impact operating costs, including maintenance and risk. As a result of labor constraints, we have experienced increased competition with other businesses in our markets for qualified employees, which has driven higher turnover and increased the time it takes to fill job openings.

Increases in capital expenditures and the timing of receipt of fleet and equipment could impact our financial results.

Increases in fleet, equipment and landfill construction costs due to cost pressures, acquisitions and new contracts could result in capital expenditures being higher than anticipated. In addition, supply chain disruptions and inflationary pressures have and are expected to continue to result in higher costs, delays or lack of availability of fleet, equipment or supplies. This could impact our ability to generate free cash flow in line with our expectations, the timing of our free cash flow generation, or otherwise adversely affect our financial results.

Our accruals for our landfill site closure and post-closure costs may be inadequate.

We regularly accrue amounts and establish reserves to pay capping, closure and post-closure maintenance costs for landfill sites that we own and operate as well as for landfills we operate under life-of-site agreements. Our obligations to pay closure or post-closure costs sometimes exceed the amount we have accrued and reserved and other amounts available from funds or reserves established to pay such costs, resulting in adjustments to accruals and reserves and additional costs. The completion or closure of a landfill site does not end our environmental obligations. After completion or closure of a landfill site, we sometimes incur additional costs, including recently as a result of an elevated temperature landfill (“ETLF”) event, which has resulted in increased leachate generation and related capital and operating expenses that have increased our closure and post closure costs at our Chiquita Canyon Landfill.  In addition, environmental problems may occur that could result in substantial remediation costs, regulatory enforcement actions and related fines or potential litigation. The potential increased regulation of per- and polyfluoroalkyl substances (“PFAS”), bisphenol A (“BPA”) phthalates, methane and other emerging contaminants could result in greater expenditures for closure and post-closure costs. It is also possible that accruals may need to be expanded and that costs incurred related to these activities could be accelerated. Paying additional amounts for closure or post-closure costs and/or for environmental remediation and/or for litigation could harm our financial condition, operating results, or cash flow.

The level of exploration, development and production activity of E&P companies will impact the demand for our E&P waste services.

The value of crude oil has impacted and may in the future impact the level of drilling or production activity in the basins where we operate; however, we cannot provide assurances that higher crude oil prices will result in increased capital spending and related activity in the basins where we operate.  E&P companies may elect to decrease investment in basins where lower crude oil prices or volatility in crude oil prices make the returns on investment inadequate or uncertain or impact the ability of E&P companies to access capital on economically advantageous terms or at all.  Similarly, growth in production rates may be impacted by factors including volatility in crude oil prices and the level of global demand, as well as limitations on production as a result of higher operational costs. Energy transition, or a transformation of the global energy sector from fossil-based systems of energy production and consumption to renewable energy sources, could also affect investments by E&P companies in the basins where we operate. In certain locations where blending activities occur, the value of any recovered oil could vary based on the value of crude oil. See the section Impairments of Property and Equipment and Finite-Lived Intangible Assets in Note 3, “Summary of Significant Accounting Policies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K regarding the impairment charges recorded during the year ended December 31, 2021 on property and equipment in our E&P waste operations.

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

To the extent that we develop and construct new recycling facilities, we may avoid third party processing fees and increase the amount of recyclables that we are able to market and sell.  The cost and timing of the completion of new facilities is uncertain as is the quantity and quality of recyclables that we process and sell.

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

Variations in the price of methane gas and other energy-related products that are marketed and sold by our landfill gas recovery operations affect our results. Pursuant to the Energy Independence and Security Act of 2007, the United States EPA has promulgated the Renewable Fuel Standards, or RFS, which require refiners to either blend "renewable fuels," such as ethanol and biodiesel, into their transportation fuels or to purchase renewable fuel credits, known as renewable identification numbers, or RINs, in lieu of blending. In some cases, landfill gas generated at our landfills in the United States and Canada qualifies as a renewable fuel for which RINs are available. The price of RINs has been extremely volatile and is dependent upon a variety of factors, including potential legislative changes, the availability of RINs for purchase, the demand for RINs, which is dependent on transportation fuel production levels, the mix of the petroleum business’ petroleum products and fuel blending performed at the refineries and downstream terminals, all of which can vary significantly from period to period. In addition, demand for RINs can be impacted by the ability of refineries to obtain small refinery exemptions, or SREs, through the EPA.  Any reductions or limitations on the requirement to blend renewable fuel and any related waivers including SREs, would likely reduce the demand for RINs, which could impact the value of RINs.  The Canadian federal government has promulgated the Clean Fuel Regulations, or CFRs, pursuant to the Canadian Environmental Protection Act, 1999, which have replaced the Renewable Fuel Regulations. Under the CFRs, gasoline and diesel producers and importers (primary suppliers) must lower the carbon intensity of the gasoline and diesel that they produce in Canada and/or import in accordance with prescribed limits through the use of compliance credits.  Supplying low carbon fuels can qualify for credit creation under the CFRs. We continue to evaluate evolving markets and legal regimes in the United States and Canada with respect to the beneficial use of methane gas and energy-related products generated in connection with our operations.

A significant reduction in the value of RINs in the United States or the price paid for our renewable fuel in Canada could adversely impact our reported results.  To manage a portion of this risk, we may enter into contractual agreements to sell RINs at a fixed price.  As of December 31, 2023, we had no contractual fixed price agreements to sell RINs in place.

Variations in the volume of methane gas generated, marketed and sold by our landfill gas recovery operations also affect our results.  Our operations and gas generation rates are impacted by many variables, including the maintenance and operations of recovery wells and gas generation systems, the amount and type of waste in our landfills, the age of the landfill, weather and related temperature.  In addition, there may be variability in the extent to which we are able to beneficially market and sell for beneficial reuse the gas generated and captured, including as a result of delays in the start-up of new facilities or other impacts to operations.  To the extent that we develop and construct new renewable natural gas, or RNG, facilities, the cost and timing of the completion of new facilities is uncertain as is the quantity and quality of gas generated and the associated benefits, including any tax benefits related to the Inflation Reduction Act of 2022.

Increases in risk management costs and the amount that we self-insure for various risks or limitations of our insurance coverage could reduce our operating margins and reported earnings.

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

Providing environmental and waste management services, including operating a commercial truck fleet and constructing and operating landfills, involves risks such as truck accidents, equipment defects, malfunctions and failures.  Additionally, we closely monitor and manage landfills to minimize the risk of waste mass instability and releases of hazardous materials or odors that could be triggered by weather or natural disasters.  There may also be risks presented by the potential for subsurface chemical reactions causing elevated landfill temperatures. For example, see the discussion regarding the South Coast Air Quality Management District Hearing Board Case No. 6177-4 and Elevated Temperature Landfill Event in Note 13, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Based on historic trends, excluding impacts from an economic recession, we would expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and lower in the fourth quarter than in the second and third quarters. We expect the fluctuation in our revenues between our highest and lowest quarters to be approximately 10%. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during the winter months in Canada and the U.S., and reduced E&P activity during harsh weather conditions. Conversely, mild winter weather conditions may reduce demand for oil and natural gas, which may cause our customers to curtail their drilling programs, which could result in production of lower volumes of E&P waste.

Adverse winter weather conditions, including severe storms or extended periods of inclement weather, slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected solid waste, resulting in higher disposal costs, which are calculated primarily on a per ton basis. Certain weather conditions, including severe storms, may result in temporary suspension of our operations, which can significantly impact the operating results of the affected areas. Conversely, weather-related occurrences and other “event-driven” waste projects can boost revenues through heavier weight loads or additional work for a limited time. These factors impact period-to-period comparisons of financial results, and our share price may be negatively affected by these variations.

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

The market price of diesel fuel is volatile. We generally purchase diesel fuel at market prices, which have fluctuated significantly in recent years, including as a result of geopolitical events or inflationary pressures. This could adversely affect our waste collection business through a combination of higher fuel and disposal-related transportation costs and reduce our operating margins and reported earnings. To manage a portion of this risk, we have entered into fixed-price fuel purchase contracts. During periods of falling diesel fuel prices, it may become more expensive to purchase fuel under fixed-price fuel purchase contracts than at market prices.

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

As a result of our acquisition strategy, we have a material amount of goodwill, indefinite-lived intangibles and property and equipment recorded in our financial statements. We do not amortize our existing goodwill or indefinite-lived intangibles and are required to test goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter of the year and whenever events or changes in circumstances indicate that the carrying value of goodwill and/or indefinite-lived intangible assets may not be recoverable using the one-step process prescribed in the accounting guidance. The process screens for and measures the amount of the impairment, if any. The recoverability of property and equipment is tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Application of the impairment test requires judgment. A significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions could result in an additional impairment charge in the future, which could have a significant adverse impact on our reported results. See the sections Goodwill and Indefinite-Lived Intangible Assets and Impairments of Property and Equipment and Finite-Lived Intangible Assets in Note 3, “Summary of Significant Accounting Policies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K regarding the impairment charges recorded during the year ended December 31, 2021 on indefinite-lived intangible assets, finite-lived intangible assets and property and equipment in our E&P waste operations.

Our indebtedness could adversely affect our financial condition and limit our financial flexibility.

As of December 31, 2023, we had approximately $6.812 billion of total indebtedness outstanding, and we may incur additional debt in the future. This amount of indebtedness could:

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

A portion of our indebtedness is at variable rates which are based on the Canadian Dollar Offered Rate, or CDOR, which will cease publication by June 28, 2024.  The Canadian Alternative Reference Rate working group, or CARR, supports the transition to the Canadian Overnight Repo Rate Average, or CORRA, rate.   We are developing a plan to transition our indebtedness from CDOR to CORRA.  In addition, at December 31, 2023 $890.0 million of our indebtedness, including interest rate swaps, is at variable rates which are based on the Secured Overnight Financing Rate, or SOFR, as a result of the transition from the London Interbank Offered Rate, or LIBOR.  Although SOFR has been endorsed by the Alternative Reference Rate Committee as its preferred replacement for LIBOR, it remains uncertain whether or when SOFR or other alternative reference rates will be widely accepted by lenders as the replacement for LIBOR.  This may, in turn, impact the liquidity of the SOFR loan market, and SOFR itself, with the risk of increased volatility, which could result in higher borrowing costs for us. Further, as the use of SOFR-based rates is relatively new, there could be unanticipated difficulties, disruptions or methodological or other changes with the calculation and publication of SOFR based rates, which in turn could trigger another benchmark transition or otherwise cause a reliance on an alternate base rate.  This could also result in increased borrowing costs for us and thereby adversely affect our financial condition and earnings.

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

If we are unable to obtain performance or surety bonds, letters of credit or insurance, we may not be able to enter into additional collection contracts or retain necessary landfill operating permits. Collection contracts, municipal contracts, transfer station operations and landfill closure and post-closure obligations may require performance or surety bonds, letters of credit or other financial assurance to secure contractual performance or comply with federal, state, provincial or local environmental laws or regulations. We typically satisfy these requirements by posting bonds or letters of credit. As of December 31, 2023, we had $1.645 billion of such surety bonds in place and $142.0 million of letters of credit issued and outstanding. Closure bonds are difficult and costly to obtain. If we are unable to obtain performance or surety bonds or additional letters of credit in sufficient amounts or at acceptable rates, we could be precluded from entering into additional collection contracts or obtaining or retaining landfill operating permits. Any future difficulty in obtaining insurance also could impair our ability to secure future contracts that are conditional upon the contractor having adequate insurance coverage. Accordingly, our failure to obtain performance or surety bonds, letters of credit or other financial assurances or to maintain adequate insurance coverage could limit our operations or violate federal, state, provincial, or local requirements, which could have a materially adverse effect on our business, financial condition and results of operations.

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

We have established long-term, aspirational targets associated with sustainability and ESG-related investments and projects which may or may not be achieved.

Stakeholder input, business considerations, and potential regulation have reinforced the importance of developing and implementing sustainability and environmental, social, and governance, or ESG, initiatives. In 2020, we adopted long-term, aspirational sustainability targets, which we expanded in 2022 and 2023; we also committed over $500 million for investments and projects to support these efforts.  Our ability to achieve these targets will depend significantly on, among other things, the success of these investments and projects and our ability to meet our financial and operating objectives, which can be impacted by the numerous risks and uncertainties associated with our business and the industry in which we operate.  There is a risk that some or all of the expected benefits of these investments and projects may fail to materialize, may cost more to achieve or may not occur within the anticipated time periods, including as a result of limitations on technology, permitting requirements, labor constraints or supply chain disruptions. In addition, there is a risk that the actions taken by us to achieve these targets may have a negative impact on our existing business and increase capital expenditures, which could adversely affect our operating results. Our failure to achieve these targets, or a perception among key stakeholders that such targets are insufficient or unattainable, could damage our reputation, competitive position and share price.

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

Our Company published its 2023 Sustainability Report, available at www.wasteconnections.com/sustainability, to communicate our efforts to our investors and other stakeholders. The 2023 Sustainability Report does not constitute part of, and is not incorporated by reference into, this Annual Report on Form 10-K or any other report we provide to the SEC or other securities regulators.

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

Macroeconomic pressures, including inflationary cost pressures, have had and continue to have a significant impact on our operating costs and capital expenditures. We may be limited in our ability to dynamically address these impacts on a significant portion of our revenue due to contractual provisions, including under long-term contracts, which may include limitations on the level of cost recovery through rate adjustments or a lag in any such recovery.  Efforts to recover cost increases may also be limited by ongoing or increasing inflationary pressures and competitive market responses to higher pricing and continued cost pressures. The inability to adequately increase prices to offset increased costs and inflationary pressures, or otherwise mitigate the impact of these macroeconomic conditions on our business, may impact our financial results.

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

Public health crises and the effects of related governmental initiatives could adversely affect our business, financial condition and results of operations.

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

Changes in our tax provision or an increase to our tax liabilities, whether due to legislation commonly referred to as the Tax Cut and Jobs Act (“Tax Act”) or other applicable tax legislation, or the interpretations of the Tax Act or other applicable tax legislation, such as through final regulations and the potential reversal of its provisions by a subsequent federal administration, or a final determination of tax audits or otherwise, could have a material adverse effect on our financial position, results of operations, and cash flows.

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

In 2019, Canada ratified the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting, or the MLI, as part of the OECD/G20 initiative to counter what was perceived as BEPS. The MLI has entered into force for various of Canada's tax treaties but does not impact the tax treaty between Canada and the U.S.

In addition, the OECD has made recommendations regarding cross-border tax structures that are seen to exploit certain differences in the income tax laws of two or more countries, and the Canadian government has indicated that it will introduce domestic legislation largely consistent with such recommendations. Further to announcements made in the 2021 Canadian federal budget, draft legislation implementing a first package of hybrid mismatch rules has been introduced and is being considered by the Canadian Parliament and if enacted in the form proposed will generally apply retroactively to payments arising on or after July 1, 2022.  A second Canadian legislative package is anticipated to be released, which would comprise the rules consistent with the OECD proposals that were not previously addressed including, amongst other items, an income inclusion rule and a rule intended to tax untaxed profit.

Other new and proposed Canadian tax legislation may also impact our Canadian tax exposure. As an example Canadian Parliament is considering draft legislation that is intended to limit the Canadian tax deductibility of interest and financing expenses in certain circumstances and among other things, the Pillar Two global minimum tax rules that seek to implement a 15% minimum effective tax for large multinational enterprises that have a business presence in Canada.

The international and domestic tax environment continues to change as a result of these and related tax policy initiatives and reforms.  As a result of these and other changes, the tax laws in the United States, Canada, and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.  As a result of the rapidly changing and increasingly complex tax environment, our cost of tax compliance may increase and adversely affect our business, financial condition and results of operations.

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

Existing environmental laws and regulations have become more stringently enforced in recent years. Further, under the new federal administration that took office in 2021 in the United States, certain policies and initiatives of the prior administration have been modified or reversed, which could adversely affect our operating results. Moreover, under the new federal administration, additional federal regulation has been promulgated that could not only increase our cost of doing business, but also those of our customers, which could lead to a diminution in their business that could adversely affect our operating results. For example, a policy shift away from curtailment of regulation, narrowing Clean Water Act jurisdiction, or enabling oil and gas development on federal lands could adversely affect our business and our customers’ business. In addition, our industry is subject to regular enactment of new or amended federal, state, provincial and local environmental and health and safety statutes, regulations and ballot initiatives, as well as judicial decisions interpreting these requirements, which have become more stringent over time. Citizen suits brought pursuant to environmental laws as well as purported class actions based on nuisance and negligence claims related to alleged landfill odors have proliferated, along with the use of social media to drive such efforts. In addition, various state, provincial and local governments and the Canadian federal government have enacted, have the authority to enact or are considering enacting laws and regulations that restrict the movement or disposal within their jurisdictions of certain types of waste generated outside their jurisdictions. We expect these trends to continue, which could lead to material increases in our costs for future environmental, health and safety compliance. These requirements also impose substantial capital and operating costs and operational limitations on us and may adversely affect our business. In addition, federal, state, provincial and local governments may change the rights they grant to, the restrictions they impose on or the laws and regulations they enforce against, solid waste and E&P waste services companies. These changes could adversely affect our operations in various ways, including without limitation, by restricting the way in which we manage storm water runoff, comply with health and safety laws, treat and dispose of E&P or other waste or our ability to operate and expand our business.

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

Increased regulation of GHG emissions from oil and natural gas E&P operations may also increase the costs to our customers of developing and producing hydrocarbons, and as a result, may have an indirect and adverse effect on the amount of oilfield waste delivered to our facilities by our customers. For example, in November 2023, the EPA finalized rules providing additional and more stringent regulation and control of methane emissions from oil and natural gas E&P operations. Statutes and regulations governing methane also increase the costs of our operations, and future climate change statutes and regulations may have an impact as well. Further, governmental authorities have considered or have begun to implement increased regulation of PFAS and potentially other emerging contaminants, which could adversely affect our operations. The regulation of these substances could increase or accelerate our financial obligations associated with leachate treatment as well as closure obligations, post-closure maintenance and other environmental remediation related to our solid waste facilities. Further, more stringent permitting obligations, including those relating to air and wastewater, as well as enhanced treatment of landfill leachate and landfill gas could adversely affect our operations in various ways, including without limitation, increased operational expenses as well as treatment and disposal costs, greater capital expenditures to meet control requirements, costs of compliance with permitting and health and safety requirements, and litigation risk.

We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity.

Governmental agencies may, among other things, impose fines or penalties on us relating to the conduct of our business, attempt to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations or as a result of third-party challenges, require us to install additional pollution control equipment or require us to remediate potential environmental problems relating to any real property that we or our predecessors ever owned, leased or operated or any waste that we or our predecessors ever collected, transported, disposed of or stored.  For example, see the discussion regarding the South Coast Air Quality Management District Hearing Board Case No. 6177-4 and Elevated Temperature Landfill Event in Note 13, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Individuals, citizens groups, trade associations or environmental activists may also bring actions against us in connection with our current or former operations that could interrupt or limit the scope of our business or result in adverse judgments or settlements requiring substantial payments. For example, see the discussion regarding the Jefferson Parish, Louisiana Landfill Litigation in Note 13, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.  Any adverse outcome in such proceedings could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and share price.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Our business relies on computer systems to provide customer information, process customer transactions, communicate, and provide other general information necessary to manage our business. We also rely on a payment card industry-compliant third party to protect our customers’ credit card information.

We assess, identify, and manage material risks from cybersecurity threats under our enterprise risk assessment framework, as well as several related policies and procedures addressing areas such as threat vulnerability management, cyber risk management, data protection and classification, network security, access control, incident response, security awareness, employee training and asset management. These policies and related standards require identification of all Information Technology (IT) and Operational Technology (OT) critical systems, assets and networks, and sufficient controls for IT and OT asset inventory, including responsibilities for assets, information owners, and asset disposition processes. From a security perspective, our Information Technology and Safety teams are responsible for protecting physical processes, safety, production, efficiency, and protection of employees. Our Information Security group is directed at protecting all aspects of data and how information is stored, transmitted, processed, and used in business processes.

Our Information Security team of the Information Technology department has the direct responsibility for developing, monitoring, and enforcing information security standards and procedures; reviewing and approving all network interconnections for compliance to security standards; and assisting, consulting, and training individuals throughout the Company in the use of appropriate information security practices. This group is responsible for ensuring that all IT and OT systems, assets, and networks are aligned with the parent company and affiliate cybersecurity framework. We engage independent third-party consultants from time to time to assess the adequacy of our cybersecurity measures and assist in implementing any appropriate actions to address any vulnerabilities identified. The Senior Vice President – Chief Information Officer, or CIO, who reports to the Executive Vice President and Chief Operating Officer, oversees this group and is responsible for managing the program, in collaboration with our business and functions. Our CIO has been in that role at the Company since 2004 and has extensive experience with cybersecurity and information technology at the Company.

Our vendor risk management process includes conducting risk assessments to identify and monitor cybersecurity risks associated with third-party service providers, including threat detection and security event notifications. We also have requirements for third-party service providers which include regulatory compliance and meeting NIST Cybersecurity Framework policy and standards. Our agreements with third-party service providers include cybersecurity provisions to address risks.

Our Security Incident Response Plan is updated periodically and reviewed at least annually.  This plan includes guidelines for the escalation and communication of cybersecurity incidents, including a requirement to timely report to executive leadership and the Board of Directors based on an assessment of the risk and other specified criteria. We have established a cyber incident response team to prepare for, mitigate, and remediate cybersecurity incidents, which is integrated within our enterprise crisis management framework.

Cybersecurity risks are integrated into our overall risk management process through the collaboration of the cybersecurity professionals and our risk management functions to assess threat levels on at the subsidiary and parent company level and identify steps and resources appropriate to manage such risks. The Board of Directors oversees the management of risks from cybersecurity threats through regular reports received from the CIO, which include updates on our performance with preparing, preventing, detecting, responding to, mitigating, and recovering from cybersecurity incidents. Should a cybersecurity threat or incident pose a significant risk to the Company, our processes provide that the CIO, through the CEO, as appropriate, would promptly inform the Board regarding any such threat or incident.

We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact.  While to date the Company has not detected a significant compromise of its information and operating systems, significant data loss or any material financial losses related to cybersecurity attacks, it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats. See Item 1A. Risk Factors, “We are increasingly dependent on technology in our operations and a failure of our technology could impact our ability to service our customers and adversely affect our financial results, damage our reputation, and expose us to litigation risk.”

ITEM 2.  PROPERTIES

As of December 31, 2023, we owned 359 solid waste collection operations, 157 transfer stations, 66 MSW landfills, nine E&P waste landfills, 16 non-MSW landfills, 81 recycling operations, four intermodal operations, 22 E&P liquid waste injection wells and 18 E&P waste treatment and oil recovery facilities, and operated, but did not own, an additional 53 transfer stations and 12 MSW landfills, in 44 states in the U.S. and six provinces in Canada. Non-MSW landfills accept construction and demolition, industrial and other non-putrescible waste. We lease certain of the sites on which these facilities are located. We lease various office facilities, including our combined corporate and regional offices in Woodbridge, Ontario, Canada, where we occupy approximately 15,000 square feet of space. In addition, we lease our administrative and regional offices in The Woodlands, Texas, where we occupy approximately 117,000 square feet of space. We also maintain regional administrative offices in each of our other segments. We own a variety of equipment, including waste collection and transportation vehicles, related support vehicles, double-stack rail cars, carts, containers, chassis and heavy equipment used in landfill, collection, transfer station, waste treatment and intermodal operations. We believe that our existing facilities and equipment are adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets in connection with future acquisitions.

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

As of February 2, 2024, there were 89 holders of record of our common shares. Because many of our common shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

On February 13, 2024, we announced that our Board of Directors approved a regular quarterly cash dividend of $0.285 per common share. All dividends paid by us on our common shares after June 1, 2016 are designated as “eligible dividends” for Canadian federal income tax purposes and such treatment will continue unless a notification of change is posted on our website. Our Board of Directors will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. We cannot assure as to the amounts or timing of future dividends. We have the ability under our Credit Agreement and Term Loan Agreement (both as defined below) to repurchase our common shares and pay dividends provided we maintain specified financial ratios.

On July 25, 2023, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 12,881,534 of our common shares during the period of August 10, 2023 to August 9, 2024 or until such earlier time as the NCIB is completed or terminated at our option. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Executive Vice President and Chief Financial Officer at (832) 442-2200.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of our common shares, any share buyback taxes applicable and overall market conditions. All common shares purchased under the NCIB will be immediately cancelled following their repurchase. Information regarding our NCIB plan can be found under the section Normal Course Issuer Bid in Note 14, “Shareholders’ Equity,”  of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Performance Graph

The following performance graph compares the total cumulative shareholder returns on our common shares over the past five fiscal years with the total cumulative returns for the S&P 500 Index, the S&P/TSX 60 Index and the Dow Jones U.S. Waste and Disposal Services Index.

The graph depicts a five-year comparison of cumulative total returns for our common shares. The graph assumes an investment of $100 in our common shares on December 31, 2018, and the reinvestment of all dividends. This chart has been calculated in compliance with SEC requirements and prepared by S&P Global Inc. using the USD index in the case of the S&P/TSX 60 Index.

This graph and the accompanying text is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Base	Indexed Returns
	Period	Years Ending
Company Name / Index	Dec18	Dec19	Dec20	Dec21	Dec22	Dec23
Waste Connections, Inc.	$100	$123.19	$140.26	$187.66	$183.86	$208.63
S&P 500 Index	$100	$131.49	$155.68	$200.37	$164.08	$207.21
S&P/TSX 60 Index	$100	$128.42	$137.99	$178.21	$155.76	$179.34
Dow Jones U.S. Waste & Disposal Services Index	$100	$135.09	$143.96	$201.25	$190.37	$224.24

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

We make statements in this Annual Report on Form 10-K that are forward-looking in nature.  These include:

●	Statements regarding our landfills, including capacity, duration, special projects, demand for and pricing of recyclables, estimated closure and post-closure liabilities, landfill alternatives and related capital expenditures, operating expenses and leachate;
●	Discussion of competition, loss of contracts, price increases and additional exclusive and/or long-term collection service arrangements;
●	Forecasts of cash flows necessary for operations and free cash flow to reduce leverage as well as our ability to draw on our credit facility and access the capital markets to refinance or expand;
●	Statements regarding our ability to access capital resources or credit markets;
●	Plans for, and the amount of, certain capital expenditures for our existing and newly acquired properties and equipment;
●	Statements regarding fuel, oil and natural gas demand, prices, and price volatility;
●	Assessments of regulatory developments and potential changes in environmental, health, safety and tax laws and regulations; and
●	Other statements on a variety of topics such as the COVID-19 pandemic, inflation, credit risk of customers, seasonality, labor/pension costs and labor union activity, employee retention costs, operational and safety risks, acquisitions, litigation developments and results, goodwill impairments, insurance costs and cybersecurity threats.

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

Executive Overview

We are an integrated solid waste services company that provides non-hazardous waste collection, transfer and disposal services, including by rail, along with resource recovery primarily through recycling and renewable fuels generation, in mostly exclusive and secondary markets across 44 states in the U.S. and six provinces in Canada. Waste Connections also provides E&P waste services in several basins across the U.S. and Canada, as well as intermodal services for the movement of cargo and solid waste containers in the Pacific Northwest.

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

2023 Financial Performance

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

Operating Results

Revenues in 2023 increased 11.2% to $8.022 billion from $7.212 billion in 2022. Acquisitions closed during, or subsequent to the prior year, net of divestitures, accounted for $407.3 million in incremental revenues in 2023.  Excluding the impact of such acquisitions, revenues increased 5.6% due predominantly to higher internal growth in solid waste.  Solid waste internal growth was up 6.2%, due to higher price increases, partially offset by lower surcharges, lower volumes and lower recycled commodities. Pricing growth was 9.0%, with core pricing up 9.5%, offset by materials and environmental surcharges of 0.5%. Volumes decreased by 2.0% due primarily to the intentional shedding of lower quality revenue, including through the purposeful non-renewal of certain residential hauling contracts, and decreases in the value of recycled commodities resulted in a 0.8% offset to internal solid waste growth. Higher E&P waste activity resulted in a 0.2% increase to overall growth, while decreases in landfill gas sales, including renewable energy credits, and other revenue resulted in a 0.2% decrease to overall growth and foreign exchange impacts resulted in a 0.5% decrease to overall growth.

Net income attributable to Waste Connections decreased 8.7% to $762.8 million in 2023, from $835.7 million in 2022, principally as a result of impairments and other operating items, which increased to $238.8 million in 2023 from $18.2 million in 2022.  In 2023, adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, a non-GAAP financial measure (refer to page 75 of this Annual Report on Form 10-K for a definition and reconciliation to Net income attributable to Waste Connections), increased 13.6% to $2.523 billion, from $2.221 billion in 2022. As a percentage of revenue, adjusted EBITDA increased from 30.8% in 2022, to 31.5% in 2023. This 0.7 percentage point increase reflects a 1.3 percentage point increase primarily from price-led organic growth in solid waste exceeding cost inflation and lower cost of fuel during the year, partially offset by a 0.6 percentage point decrease from lower recycled commodity and landfill gas revenues.  Adjusted net income attributable to Waste Connections, a non-GAAP financial measure (refer to page 76 of this Annual Report on Form 10-K for a definition and reconciliation to Net income attributable to Waste Connections), in 2023 increased 9.7% to $1.081 billion from $985.3 million in 2022.

Adjusted Free Cash Flow

Net cash provided by operating activities increased 5.2% to $2.127 billion in 2023, from $2.022 billion in 2022, on increases in cash interest from $177.4 million to $260.9 million and increases in cash taxes from $100.2 million to $207.0 million. Capital expenditures for property and equipment increased from $912.7 million in 2022 to $934.0 million in 2023. Adjusted free cash flow, a non-GAAP financial measure (refer to page 74 of this Annual Report on Form 10-K for a definition and reconciliation to Net cash provided by operating activities), increased by $59.3 million to $1.224 billion in 2023, from $1.165 billion in 2022. Adjusted free cash flow as a percentage of revenues was 15.3% in 2023, as compared to 16.2% in 2022.

Return of Capital and Distributions to Shareholders

In 2023, we distributed $270.6 million to shareholders through cash dividends declared by our Board of Directors, which also increased the quarterly cash dividend by 11.8%, from $0.255 to $0.285 per common share in October 2023. Cash dividends increased $27.6 million, or 11.4%, from $243.0 million in 2022 due to a 10.9% increase in the quarterly cash dividend declared by our Board of Directors in November 2022, followed by the additional increase in October 2023.  Our Board of Directors intends to review the quarterly dividend during the fourth quarter of each year, with a long-term objective of increasing the amount of the dividend. We expect the amount of capital we return to shareholders through share repurchases to vary depending on our financial condition and results of operations, capital structure, the amount of cash we deploy on acquisitions, expectations regarding the timing and size of acquisitions, the market price of our common shares, and overall market conditions. We cannot assure as to the amounts or timing of future dividends or share repurchases. We have the ability under our Credit Agreement and Term Loan Agreement to repurchase our common shares and pay dividends provided that we maintain specified financial ratios.

Capital Position

We target a Leverage Ratio, as defined substantially identically in both our Credit Agreement and Term Loan Agreement, of approximately 2.5x – 3.0x total debt to EBITDA. The Leverage Ratio is a non-GAAP ratio (refer to page 76 of this Annual Report on Form 10-K for more information on this ratio). The combination of lower debt resulting from opportunistic repayment during 2023 and higher EBITDA in 2023 resulted in a decrease in our Leverage Ratio from 2.93x at December 31, 2022 to 2.60x at December 31, 2023.  Cash balances decreased from $78.6 million at December 31, 2022 to $78.4 million at December 31, 2023, and we had $1.357 billion of remaining borrowing capacity under our Credit Agreement, which matures in July 2026.  In total, we had $1.103 billion in prepayable debt outstanding at December 31, 2023.

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

Income taxes. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. If our judgment and estimates concerning assumptions made in calculating our expected future income tax rates are incorrect, our deferred income tax assets and liabilities would change. Based on our deferred income tax liability balance at December 31, 2023, each 0.1 percentage point change to our expected future income tax rates would change our deferred income tax liability balance and income tax expense by approximately $3.9 million.

Accounting for landfills. We recognize landfill depletion expense as airspace of a landfill is consumed. Our landfill depletion rates are based on the remaining disposal capacity at our landfills, considering both permitted and probable expansion airspace. We calculate the net present value of our final capping, closure and post-closure commitments by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in our final capping, closure and post-closure liabilities being recorded in “layers.”  The resulting final capping, closure and post-closure obligations are recorded on the consolidated balance sheet along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical. The accounting methods discussed below require us to make certain estimates and assumptions. Changes to these estimates and assumptions, including as a result of inflation, could have a material effect on our financial condition and results of operations. Any changes to our estimates are applied prospectively.

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

Final capping, closure and post-closure obligations. We accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and the landfills that we operate, but do not own, under life-of-site agreements. We could have additional material financial obligations relating to final capping, closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future. Our discount rate assumption for purposes of computing 2023 and 2022 “layers” for final capping, closure and post-closure obligations is based on our long-term credit adjusted risk free rate.  Our discount rate was 5.50% for 2023 and ranged from 3.25% to 5.50% for 2022.  Our long-term inflation rate assumption was 2.75% for 2023 and ranged from 2.25% to 2.75% for 2022. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill final capping, closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations. In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical. In 2023, we recorded an additional $159.5 million of charges to adjust the carrying value of a closure and post-closure liability at an area of a landfill site that has been deemed to reach final capacity.  Additionally, changes in regulatory or legislative requirements could increase our costs related to our landfills, resulting in a material adverse effect on our financial condition and results of operations.

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

As part of our goodwill impairment test, we estimate the fair value of each of our reporting units using discounted cash flow analyses.  Our reporting units consisted of our six geographic solid waste operating segments at December 31, 2023, 2022 and 2021.  We compare the fair value of each reporting unit with the carrying value of the net assets assigned to the reporting unit. If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results. If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In testing indefinite-lived intangible assets for impairment, we compare the estimated fair value of each indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in our Consolidated Statements of Net Income.

Discounted cash flow analyses require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows, growth rates and income tax rates. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization. For our impairment testing of our operating segments for the year ended December 31, 2023, we determined that the indicated fair value of each of our reporting units exceeded their carrying value in excess of 200% and, therefore, we did not record an impairment charge. The detailed results of our 2023, 2022 and 2021 impairment tests are described in Note 3 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Our solid waste collection business involves the collection of waste from residential, commercial and industrial customers for transport to transfer stations, or directly to landfills or recycling centers. Solid waste collection services include both recurring and temporary customer relationships. The services are performed under service agreements, municipal contracts or franchise agreements with governmental entities. Our existing franchise agreements and most of our existing municipal contracts give us the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. The standard customer service agreements generally range from one to five years in duration, although some exclusive franchises are for significantly longer periods. Residential collection services are also provided on a subscription basis with individual households.

The fees we charge for collection services are based primarily on the market, collection frequency and level of service, route density, type and volume or weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing, and prices charged by competitors for similar services.

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

Revenue at transfer stations is primarily generated by charging tipping or disposal fees on a per ton and/or per yard basis. The fees charged to third parties are based primarily on the market, type and volume or weight of the waste accepted, the distance to the disposal facility, the method of transportation used and the cost of disposal.

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

	Years Ended December 31,
	2023	2022	2021
Commercial	$2,476,891	$2,176,295	$1,813,426
Residential	2,125,068	1,891,108	1,673,819
Industrial and construction roll off	1,333,020	1,183,624	954,181
Total collection	5,934,979	5,251,027	4,441,426
Landfill	1,483,397	1,328,942	1,233,499
Transfer	1,198,385	1,026,050	859,113
Recycling	147,039	204,876	205,076
E&P	232,211	210,562	138,707
Intermodal and other	171,721	188,471	152,194
Intercompany	(1,145,781)	(998,069)	(878,654)
Total	$8,021,951	$7,211,859	$6,151,361

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers’ compensation, vehicle and equipment insurance, insurance and employee group health claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our significant costs of operations in 2023 were labor, employee benefits, third-party disposal and transportation, vehicle, equipment and property maintenance, taxes and fees, risk management and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers’ compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. We carry insurance for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability and directors’ and officers’ liability as well as for employee group health claims, property and workers’ compensation. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

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

Presentation of Results of Operations, Segment Reporting, and Liquidity and Capital Resources

The following discussion and analysis of our Results of Operations, Segment Reporting, and Liquidity and Capital Resources includes a comparison for the year ended December 31, 2023 to the year ended December 31, 2022. A similar discussion and analysis that compares the year ended December 31, 2022 to the year ended December 31, 2021 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.2 of our Form 8-K filed on August 3, 2023.

Results of Operations

The following table sets forth items in our Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2023	% of Revenues	2022	% of Revenues
Revenues	$8,021,951	100.0%	$7,211,859	100.0%
Cost of operations	4,744,513	59.1	4,336,012	60.1
Selling, general and administrative	799,119	10.0	696,467	9.7
Depreciation	845,638	10.5	763,285	10.6
Amortization of intangibles	157,573	2.0	155,675	2.2
Impairments and other operating items	238,796	3.0	18,230	0.2
Operating income	1,236,312	15.4	1,242,190	17.2

Interest expense	(274,642)	(3.4)	(202,331)	(2.8)
Interest income	9,350	0.1	5,950	0.1
Other income, net	12,481	0.2	3,154	0.0
Income tax provision	(220,675)	(2.8)	(212,962)	(2.9)
Net income	762,826	9.5	836,001	11.6
Net income attributable to noncontrolling interests	(26)	(0.0)	(339)	(0.0)
Net income attributable to Waste Connections	$762,800	9.5%	$835,662	11.6%

Years Ended December 31, 2023 and 2022

Revenues.  Total revenues increased $810.1 million, or 11.2%, to $8.022 billion for the year ended December 31, 2023, from $7.212 billion for the year ended December 31, 2022.

Acquisitions closed during, or subsequent to, the year ended December 31, 2022, increased revenues by $410.9 million for the year ended December 31, 2023.

Operations that were divested in 2023 and the full year impact of operations that were divested in 2022, decreased revenues by $3.6 million for the year ended December 31, 2023.

During the year ended December 31, 2023, the net increase in prices charged to our customers at our existing operations was $616.6 million, consisting of $651.1 million of core price increases and decreases in surcharges of $34.5 million.

During the year ended December 31, 2023, we recognized volume losses totaling $137.0 million, due to lower collection and post collection volumes primarily in our Eastern, Canada and Southern segments.

E&P waste revenues at facilities owned during the years ended December 31, 2023 and 2022 increased $17.1 million, due to increases in overall demand for our E&P waste services as a result of increases in drilling and production activity levels in certain basins.

Revenues from sales of recyclable commodities at facilities owned during the years ended December 31, 2023 and 2022 decreased $51.3 million. The decrease is primarily attributable to lower average commodity pricing for old corrugated cardboard, plastics and other paper products as compared to the prior period. Commodity pricing was unfavorable for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Commodity pricing for the three months ended December 31, 2023 was favorable as compared to the three months ended December 31, 2022.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $33.3 million for the year ended December 31, 2023. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7410 and 0.7682 for the years ended December 31, 2023 and 2022, respectively.

Other revenues decreased $9.3 million during the year ended December 31, 2023, due primarily to a $9.4 million decrease in intermodal revenues, as well as a $2.3 million decrease in landfill gas revenues on lower values for renewable energy credits net of higher landfill gas volumes, partially offset by a $2.4 million increase in other non-core revenue sources.

Cost of Operations.  Total cost of operations increased $408.5 million, or 9.4%, to $4.745 billion for the year ended December 31, 2023, from $4.336 billion for the year ended December 31, 2022. The increase was primarily the result of $241.0 million of additional operating costs from acquisitions closed during, or subsequent to, the year ended December 31, 2022, and an increase in operating costs at our existing operations of $187.1 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $17.7 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $1.9 million from operations divested during, or subsequent to, the year ended December 31, 2022.

The increase in operating costs of $187.1 million, assuming foreign currency parity, at our existing operations for the year ended December 31, 2023, consisted of higher labor and recurring incentive compensation expenses of $91.3 million, an increase in risk management expenses of $44.6 million due to higher claim and premium costs, an increase in truck, container, equipment and facility maintenance and repair expenses of $34.2 million, an increase in other facility operating costs of $15.3 million, an increase in taxes on revenues of $14.9 million as the result of increased revenues, an increase in landfill maintenance and leachate costs of $11.7 million and a net increase of other expenses of $7.3 million, partially offset by a decrease in third-party trucking and transportation expenses of $16.3 million due to lower transfer station and intermodal volumes, a decrease in supplemental compensation to non-management personnel of $9.0 million associated with the impact of the COVID-19 pandemic that occurred in the prior year period and a decrease in fuel expense of $6.9 million due to lower diesel and natural gas prices.

Cost of operations as a percentage of revenues decreased 1.0 percentage points to 59.1% for the year ended December 31, 2023, from 60.1% for the year ended December 31, 2022. The decrease as a percentage of revenues was primarily driven by the impact of price-led revenue growth, a 0.6 percentage point decrease in third-party trucking and transportation expenses, a 0.5 percentage point decrease in disposal costs and a 0.4 percentage point decrease in fuel costs due to lower diesel and natural gas prices, partially offset by a 0.5 percentage point increase in risk management expenses.

SG&A.  SG&A expenses increased $102.6 million, or 14.7%, to $799.1 million for the year ended December 31, 2023, from $696.5 million for the year ended December 31, 2022. The increase was comprised of an increase of $76.6 million, assuming foreign currency parity, at our existing operations and $28.9 million from acquisitions closed during, or subsequent to, the year ended December 31, 2022, partially offset by a decrease of $2.9 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in SG&A expenses at our existing operations of $76.6 million, assuming foreign currency parity, for the year ended December 31, 2023 was comprised of an increase in administrative payroll expenses of $22.8 million, an increase in incentive compensation expense of $16.5 million, an increase in executive separation costs of $16.1 million, an increase in deferred compensation expenses of $9.9 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked, an increase in equity-based compensation expenses of $8.9 million associated with our annual recurring grants of restricted share units to our personnel, an increase in professional fees of $5.4 million, an increase in software license fees of $5.2 million, a collective increase in travel, meetings and training expenses of $4.5 million and $1.6 million of other net expense increases, partially offset by a decrease in direct acquisition expenses of $14.3 million due to a decrease in acquisition activity in the current period.

SG&A expenses as a percentage of revenues increased 0.3 percentage points to 10.0% for the year ended December 31, 2023, from 9.7% for the year ended December 31, 2022. The increase as a percentage of revenues was primarily attributable to a 0.2 percentage point increase in executive separation costs, a 0.2 percentage point increase in incentive based compensation costs and a 0.1 percentage point increase in deferred compensation expense, partially offset by a 0.2 percentage point decrease in direct acquisition expenses due to a decrease in acquisition activity.

Depreciation.  Depreciation expense increased $82.3 million, or 10.8%, to $845.6 million for the year ended December 31, 2023, from $763.3 million for the year ended December 31, 2022. The increase was comprised of an increase in depreciation and depletion expense of $56.7 million from acquisitions closed during, or subsequent to, the year ended December 31, 2022, an increase in depreciation expense of $24.4 million from the impact of additions to our fleet and equipment purchased to support our existing operations and $4.5 million of other net increases, partially offset by a decrease of $3.3 million resulting from a lower average foreign currency exchange rate in effect during the current period.

Depreciation expense as a percentage of revenues decreased 0.1 percentage points to 10.5% for the year ended December 31, 2023, from 10.6% for the year ended December 31, 2022. The decrease as a percentage of revenues was primarily attributable to the impact of price driven revenue increases in our solid waste services, partially offset by acquisitions closed during, or subsequent to, the year ended December 31, 2022 having higher depreciation expense as a percentage of revenue than our company average.

Amortization of Intangibles.  Amortization of intangibles expense increased $1.9 million, or 1.2%, to $157.6 million for the year ended December 31, 2023, from $155.7 million for the year ended December 31, 2022. The increase was the result of $21.6 million from intangible assets acquired in acquisitions closed during, or subsequent to, the year ended December 31, 2022, partially offset by a decrease of $18.8 million from certain intangible assets becoming fully amortized subsequent to December 31, 2022, and a decrease of $0.9 million resulting from a lower average foreign currency exchange rate in effect during the current period.

Amortization of intangibles expense as a percentage of revenues decreased 0.2 percentage points to 2.0% for the year ended December 31, 2023, from 2.2% for the year ended December 31, 2022. The decrease as a percentage of revenues was attributable to the impact of price-driven revenue increases in our solid waste services.

Impairments and Other Operating Items.  Impairments and other operating items increased $220.6 million, to net losses totaling $238.8 million for the year ended December 31, 2023, from net losses totaling $18.2 million for the year ended December 31, 2022.

The net losses of $238.8 million recorded during the year ended December 31, 2023 consisted of $159.5 million of charges to adjust the carrying value of a closure and post-closure liability related to a non-active area of a landfill site, $31.3 million of charges to adjust the carrying value of contingent consideration liabilities associated with acquisitions closed in prior periods, $25.0 million of charges to adjust the carrying value of certain assets impaired as a result of an adjustment to fair market value, $17.3 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date, $13.2 million of net losses on property and equipment disposal and uninsured damages to an operating facility and $10.6 million lawsuit judgment charges, partially offset by an $8.7 million gain related to insured recoveries for damages to an operating facility, $7.8 million of gains on the disposal of certain non-strategic operating locations and $1.6 million other net adjustments.

The net losses of $18.2 million recorded during the year ended December 31, 2022 consisted of $10.8 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date and an $8.4 million lawsuit judgment accrual, partially offset by $1.0 million of other net gains.

Operating Income.  Operating income decreased $5.9 million, or 0.5%, to $1.236 billion for the year ended December 31, 2023, from $1.242 billion for the year ended December 31, 2022.

The decrease in our operating income for the year ended December 31, 2023 was due primarily to an increase in charges to adjust the carrying value of a closure and post-closure liability related to a non-active area of a landfill site, an increase in charges related to adjustments for contingent consideration liabilities and impairments, lower recyclable commodity pricing and an increase in executive separation costs, partially offset by price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2022 and an increase in earnings at our E&P waste operations.

Operating income as a percentage of revenues decreased 1.8 percentage points to 15.4% for the year ended December 31, 2023, from 17.2% for the year ended December 31, 2022.  The decrease as a percentage of revenues was comprised of a 2.8 percentage point increase in impairments and other operating items and a 0.3 percentage point increase in SG&A expenses, partially offset by a 1.0 percentage point decrease in our costs of operations, a 0.2 percentage point decrease in amortization expense and a 0.1 percentage point decrease in depreciation expense.

Interest Expense.  Interest expense increased $72.3 million, or 35.7%, to $274.6 million for the year ended December 31, 2023, from $202.3 million for the year ended December 31, 2022. The increase was primarily attributable to an increase of $30.7 million due to a net increase in the average borrowings outstanding under our Credit Agreement and Term Loan Agreement, an increase of $22.7 million from the issuance of $1.250 billion of senior unsecured notes during, or subsequent to, the year ended December 31, 2022, an increase of $15.5 million from higher interest rates on borrowings outstanding under our Credit Agreement and Term Loan Agreement and $3.4 million of other net expense increases.

Interest Income.  Interest income increased $3.4 million to $9.4 million for the year ended December 31, 2023, from $6.0 million for the year ended December 31, 2022. The increase was primarily attributable to higher average investment rates in the current period.

Other Income, Net.  Other income, net increased $9.3 million, to $12.5 million for the year ended December 31, 2023, from $3.2 million for the year ended December 31, 2022.

Other income of $12.5 million recorded during the year ended December 31, 2023 consisted of $4.3 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations, a $4.2 million reduction to certain accrued liabilities acquired in an acquisition closed in a prior year period, $3.6 million in other net income sources and $0.4 million from an increase in the average foreign currency exchange rate in effect during the comparable reporting period reducing the U.S. dollar consideration required to settle international liabilities.

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

Income Tax Provision.  Income taxes increased $7.7 million, to $220.7 million for the year ended December 31, 2023, from $213.0 million for the year ended December 31, 2022. Our effective tax rate for the year ended December 31, 2023 was 22.4%. Our effective tax rate for the year ended December 31, 2022 was 20.3%.

The income tax provision for the year ended December 31, 2023 included a benefit of $3.5 million from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

Segment Reporting

Effective April 1, 2023, we modified our organizational structure under new regional operating segments as the result of continued growth in our business. We now report revenue and segment EBITDA based on the following six geographic solid waste operating segments: Western, Southern, Central, Eastern, Canada and MidSouth. A small number of operating locations have been reallocated from the Western segment to the Central segment, the previous Eastern segment has been bifurcated into two smaller geographies now referred to as the Eastern segment and MidSouth segment, and a small number of operating locations have been reallocated from the Southern segment to the MidSouth segment. Our six geographic solid waste operating segments comprise our reportable segments.  Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  While certain corporate or regional overhead expense allocations may affect comparability on a period-over-period basis, the segment information presented herein reflects the realignment of these regions.

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

Summarized financial information for our reportable segments are shown in the following tables in thousands of U.S. dollars and as a percentage of total segment revenue for the periods indicated:

Years Ended			EBITDA	Depreciation and
December 31, 2023	Revenue	EBITDA	Margin	Amortization
Western	$1,669,289	$483,205	28.9%	$199,426
Southern	1,642,274	518,002	31.5%	179,948
Central	1,440,157	512,283	35.6%	169,370
Eastern	1,380,233	353,061	25.6%	207,909
Canada	995,842	390,664	39.2%	121,326
MidSouth	894,156	246,136	27.5%	117,397
Corporate(a)	—	(25,032)	—	7,835
	$8,021,951	$2,478,319	30.9%	$1,003,211

Years Ended			EBITDA	Depreciation and
December 31, 2022	Revenue	EBITDA	Margin	Amortization
Western	$1,428,031	$424,935	29.8%	$155,882
Southern	1,494,439	466,519	31.2%	175,614
Central	1,288,348	446,315	34.6%	156,895
Eastern	1,233,695	281,522	22.8%	190,480
Canada	940,624	349,403	37.1%	118,388
MidSouth	826,722	235,705	28.5%	112,866
Corporate(a)	—	(25,019)	—	8,835
	$7,211,859	$2,179,380	30.2%	$918,960
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

Significant changes in revenue, EBITDA and depreciation, depletion and amortization for our reportable segments for the year ended December 31, 2023, compared to the year ended December 31, 2022, are discussed below.

Western

Revenue increased $241.3 million to $1.669 billion for 2023, from $1.428 billion for 2022, due to contributions from acquisitions, price increases and increases in residential and commercial collection volumes, partially offset by decreased roll off and post-collection volumes, lower intermodal revenue and a decrease in the price of recyclable commodities as compared to the prior year period.

EBITDA increased $58.3 million to $483.2 million, or a 28.9% EBITDA margin for 2023, from $424.9 million, or a 29.8% EBITDA margin for 2022. The decrease in our EBITDA margin was due to an increase in risk management expenses due to higher claim and premium costs, an increase in allocated corporate overhead, higher labor costs due primarily to wage increases and increases in other operating costs, partially offset by lower trucking costs.

Depreciation, depletion and amortization expense increased $43.5 million, to $199.4 million for 2023, from $155.9 million for 2022, due to assets acquired in acquisitions and additions to our fleet and equipment.

Southern

Revenue increased $147.8 million to $1.642 billion for 2023, from $1.494 billion for 2022, due to solid waste price increases, contributions from acquisitions, increased E&P waste revenues attributable to increases in the demand for our E&P waste services and increased landfill volumes, partially offset by lower residential collection volumes due to the purposeful non-renewal of collection contracts during the current and prior year periods and other decreases in residential volumes, lower transfer station volumes and a decrease in recyclable commodity prices as compared to the prior year period.

EBITDA increased $51.5 million to $518.0 million, or a 31.5% EBITDA margin for 2023, from $466.5 million, or a 31.2% EBITDA margin for 2022. The increase in our EBITDA margin was due to price-led increases in solid waste revenue, the impact of acquisitions having higher EBITDA margins than our segment average, lower trucking costs related to lower transfer station volumes, the purposeful non-renewal of certain residential contracts and increased earnings at our E&P waste operations, partially offset by an increase in risk management expenses due to higher claim and premium costs, higher labor costs due to wage increases, the operational impact of temporary volume limitations at a landfill that occurred in the three months ended December 31, 2023 and increased leachate expense.

Depreciation, depletion and amortization expense increased $4.3 million, to $179.9 million for 2023, from $175.6 million for 2022, due to assets acquired in acquisitions, partially offset by a reduction in amortization expense associated with the loss of certain residential service contracts.

Central

Revenue increased $151.8 million to $1.440 billion for 2023, from $1.288 billion for 2022, due to price increases and contributions from acquisitions, partially offset by lower residential revenues and a decrease in the value of recyclable commodities compared to the prior year period.

EBITDA increased $66.0 million to $512.3 million, or a 35.6% EBITDA margin for 2023, from $446.3 million, or a 34.6% EBITDA margin for 2022. The increase in our EBITDA margin was due to the benefits from price-led increases in revenue and lower benefits costs, partially offset by an increase in risk management expenses due to higher claim and premium costs, a decrease in the value of recyclable commodities as compared to the prior year periods and an increase in allocated corporate overhead.

Depreciation, depletion and amortization expense increased $12.5 million, to $169.4 million for 2023, from $156.9 million for 2022, due to assets acquired in acquisitions and additions to our fleet and equipment as compared to the prior year periods.

Eastern

Revenue increased $146.5 million to $1.380 billion for 2023, from $1.234 billion for 2022, due to price increases and contributions from acquisitions, partially offset by decreased post-collection volumes, decreased residential and commercial service revenues, lower roll off volumes and a decrease in the value of recyclable commodities compared to the prior year period.

EBITDA increased $71.6 million to $353.1 million, or a 25.6% EBITDA margin for 2023, from $281.5 million, or a 22.8% EBITDA margin for 2022. The increase in our EBITDA margin was due primarily to price-led increases in revenue, lower benefits costs, a decrease in trucking and disposal expenses as a result of purposefully lost volumes, lower diesel costs due to a decline in average fuel prices and a decrease in truck, container, equipment and facility maintenance and repair expenses, partially offset by higher labor costs, the impact of acquisitions having lower EBITDA margins than our segment average, an increase in risk management expenses due to higher claim and premium costs and lower recycle commodity revenues, net of lower rebates, driven by lower average commodity pricing.

Depreciation, depletion and amortization expense increased $17.4 million, to $207.9 million for 2023, from $190.5 million for 2022, due to assets acquired in acquisitions and additions to our fleet and equipment, partially offset by a reduction in amortization expense associated with the loss of certain residential service contracts.

Canada

Revenue increased $55.2 million to $995.8 million for 2023, from $940.6 million for 2022, due to price increases, contributions from acquisitions, and an increase in landfill volumes, partially offset by a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, a decrease in residential collection volumes and lower prices for recyclable commodities as compared to the prior year period.

EBITDA increased $41.3 million to $390.7 million, or a 39.2% EBITDA margin for 2023, from $349.4 million, or a 37.1% EBITDA margin for 2022. The increase in our EBITDA margin was due to price-led increases in revenue, decreases in diesel and natural gas costs due to a decline in average fuel prices, lower labor expenses and a decrease in trucking costs, partially offset by lower recycle commodity revenues, net of lower rebates, driven by lower average commodity pricing, an increase in risk management expenses due to higher claim and premium costs, an increase in truck, container, equipment and facility maintenance and repair expenses and an increase in allocated corporate expense as compared to the prior year period.

Depreciation, depletion and amortization expense increased $2.9 million, to $121.3 million for 2023, from $118.4 million for 2022, due to assets acquired in acquisitions, partially offset by a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods.

MidSouth

Revenue increased $67.5 million to $894.2 million for 2023, from $826.7 million for 2022, due to price increases partially offset by a decrease in the value of recyclable commodities compared to the prior year periods.

EBITDA increased $10.4 million to $246.1 million, or a 27.5% EBITDA margin for 2023, from $235.7 million, or a 28.5% EBITDA margin for 2022. The decrease in our EBITDA margin was due primarily to an increase in risk management expenses due to higher claim and premium costs, an increase in allocated corporate overhead and benefits expense, lower recycle commodity revenues and an increase in recycle processing costs driven by lower average commodity pricing, partially offset by price-led revenue growth, lower disposal costs due to increased internalization in certain markets and decreases in diesel and natural gas costs due to a decline in average fuel prices.

Depreciation, depletion and amortization expense increased $4.5 million, to $117.4 million for 2023, from $112.9 million for 2022, due to additions to our fleet and equipment, higher depletion expense due to higher landfill development costs increasing our per ton landfill depletion rates and increased landfill volumes.

Corporate

EBITDA remained flat as compared to 2022 with a loss of $25.0 million for both periods. As compared to prior year, expense increases included higher incentive compensation costs, an increase in executive separation expenses, increased deferred compensation expenses, increased equity-based compensation expense associated with our annual recurring grants of restricted share units to our personnel, increased administrative payroll costs primarily driven by wage increases and additional headcount to support continued growth, higher professional fees driven by legal costs, increased costs due to increased travel and meetings and increased expenses associated with information systems and applications, partially offset by increased allocation of costs to our operating segments driven by overall higher corporate expenses, lower direct acquisition expenses associated with a decrease in acquisition activity in the current year period, and lower compensation to non-management personnel associated with the impact of the COVID-19 pandemic that occurred in the first three months of 2022 that did not reoccur in the current year period.

Liquidity and Capital Resources

The following table sets forth certain cash flow information for the years ended December 31, 2023 and 2022 (in thousands of U.S. dollars):

	2023	2022
Net cash provided by operating activities	$2,126,817	$2,022,492
Net cash used in investing activities	(1,581,079)	(3,087,171)
Net cash provided by (used in) financing activities	(544,405)	1,028,463
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,341	(2,035)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,674	(38,251)
Cash, cash equivalents and restricted cash at beginning of year	181,364	219,615
Cash, cash equivalents and restricted cash at end of year	$184,038	$181,364

Operating Activities Cash Flows

Net cash provided by operating activities increased $104.3 million to $2.127 billion for the year ended December 31, 2023, from net cash provided by operating activities of $2.022 billion for the year ended December 31, 2022.  The significant components of the increase included the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $241.3 million from an increase in net income, excluding depreciation, amortization of intangibles, share-based compensation, adjustments to closure and post-closure liabilities, adjustments to and payments of contingent consideration recorded in earnings and loss on disposal of assets and impairments, due primarily to price increases, earnings from acquisitions closed during, or subsequent to, the year ended December 31, 2022, a decrease in compensation to non-management personnel associated with the impact of the COVID-19 pandemic that occurred in the year ended December 31, 2022 that did not reoccur in the current period and an increase in earnings at our E&P waste operations.
2)	Accounts receivable — Our increase in net cash provided by operating activities was favorably impacted by $79.9 million from accounts receivable as changes in accounts receivable resulted in a decrease to operating cash flows of $20.6 million for the year ended December 31, 2023, compared to a decrease to operating cash flows of $100.5 million for the year ended December 31, 2022. The decreases for the years ended December 31, 2023 and 2022 were due to increases in revenue, which remained as outstanding receivables at the end of the period.
3)	Prepaid expenses — Our increase in net cash provided by operating activities was favorably impacted by $11.0 million from prepaid expenses as changes in prepaid expenses resulted in an increase to operating cash flows of $10.3 million for the year ended December 31, 2023, compared to a decrease to operating cash flows of $0.7 million for the year ended December 31, 2022. The increase for the year ended December 31, 2023 was due primarily to decreased prepaid income tax payments, partially offset by a net decrease in prepaids related to insurance claim and premium payments. The decrease for the year ended December 31, 2022 was due primarily to increases from payments of annual insurance premiums, payments of annual information system licenses and higher parts and fuel inventory, partially offset by a decrease in prepaid income tax payments.

4)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was unfavorably impacted by $110.7 million from accounts payable and accrued liabilities as changes in accounts payable and accrued liabilities resulted in an increase to operating cash flows of $54.1 million for the year ended December 31, 2023, compared to an increase to operating cash flows of $164.8 million for the year ended December 31, 2022. The increase for the year ended December 31, 2023 was due primarily to an increase in accrued insurance costs, an increase in accrued compensation costs, an increase in accrued interest due to the timing of interest payments, an increase in property taxes attributable to payment timing and an increase in outstanding obligations to vendors, partially offset by a decrease from the timing of tax payments. The increase for the year ended December 31, 2022 was due primarily to increases in operating expenses during the period which remained as outstanding obligations at December 31, 2022, the timing of processing year-end payments to vendors for capital expenditures and increased accrued interest due to the timing of interest payments for our senior unsecured notes issued subsequent to December 31, 2021, partially offset by the payment of deferred payroll taxes.
5)	Deferred income taxes — Our increase in net cash provided by operating activities was unfavorably impacted by $87.2 million from deferred income taxes as changes in deferred income taxes resulted in an increase to operating cash flows of $6.3 million for the year ended December 31, 2023, compared to an increase to operating cash flows of $93.5 million for the year ended December 31, 2022. The increase for the year ended December 31, 2023 was primarily due to accelerated tax depreciation from capital expenditures. The increase for the year ended December 31, 2022 was primarily attributable to tax benefits resulting from the divestiture of certain non-strategic E&P disposal operating locations.
6)	Deferred revenue — Our increase in net cash provided by operating activities was unfavorably impacted by $15.7 million from deferred revenue as changes in deferred revenue resulted in an increase to operating cash flows of $26.5 million for the year ended December 31, 2023, compared to an increase to operating cash flows of $42.2 million for the year ended December 31, 2022. For both comparative periods, deferred revenue increased due to price increases on our advanced billed residential and commercial collection services.
7)	Closure and post closure expenditures – Our increase in net cash provided by operating activities was unfavorably impacted by $20.6 million from an increase in payments for closure and post closure activities as changes in expenditures for these items resulted in a decrease to operating cash flows of $39.4 million for the year ended December 31, 2023, compared to a decrease in operating cash flows of $18.9 million for the year ended December 31, 2022. The increase in expenditures as compared to the prior year period was due primarily to additional costs incurred in relation to an Elevated Temperature Landfill event at a landfill.

At December 31, 2023, we had a working capital deficit of $546.1 million, including cash and equivalents of $78.4 million.  Our working capital deficit increased $151.1 million from a working capital deficit of $395.0 million at December 31, 2022 including cash and equivalents of $78.6 million, due primarily to an increase in the short-term portion of closure and post closure accruals, an increase in contingent consideration liabilities, an increase in deferred revenues, an increase in accrued insurance costs and a decrease in prepaid income tax, partially offset by an increase in accounts receivables as a result of increases in revenue and decreases in accounts payable and accrued liabilities driven by the timing of payments for obligations to vendors. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $1.506 billion to $1.581 billion for the year ended December 31, 2023, from $3.087 billion for the year ended December 31, 2022. The significant components of the decrease included the following:

1)	A decrease in cash paid for acquisitions of $1.530 billion; and

2)	A decrease in capital expenditures at operations owned in the comparable periods of $15.8 million due to decreases in land and facility expenditures and landfill site costs, partially offset by increased truck and equipment purchases; less
3)	An increase in capital expenditures at operations acquired during the comparative periods of $37.1 million due to increased expenditures for landfill site costs, trucks, containers and equipment.

Financing Activities Cash Flows

Net cash used in financing activities increased $1.573 billion to $544.4 million for the year ended December 31, 2023, from net cash provided by financing activities of $1.028 billion for the year ended December 31, 2022. The significant components of the increase included the following:

1)	An increase from the net change in long-term borrowings of $1.975 billion in which long-term borrowings decreased $230.6 million during the year ended December 31, 2023 and increased $1.745 billion during the year ended December 31, 2022;
2)	An increase from higher cash dividends paid of $27.6 million due primarily to an increase in our average quarterly dividend rate for the year ended December 31, 2023 to $0.263 per share, from $0.236 per share for the year ended December 31, 2022; and
3)	An increase in tax withholdings related to net share settlements of equity-based compensation of $12.7 million due to an increase in the value of equity-based compensation awards vesting; less
4)	A decrease from lower payments to repurchase our common shares of $425.0 million that occurred in the year ended December 31, 2022; and
5)	A decrease from lower payments related to the issuance of debt of $13.3 million that occurred during the year ended December 31, 2022.

On July 25, 2023, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 12,881,534 of our common shares during the period of August 10, 2023 to August 9, 2024 or until such earlier time as the NCIB is completed or terminated at our option. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Executive Vice President and Chief Financial Officer at (832) 442-2200.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of our common shares, any share buyback taxes applicable and overall market conditions. All common shares purchased under the NCIB will be immediately cancelled following their repurchase. Information regarding our NCIB plan can be found under the section Normal Course Issuer Bid in Note 14, “Shareholders’ Equity,”  of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

The Board of Directors of the Company authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2023, we announced that our Board of Directors increased our regular quarterly cash dividend by $0.03, from $0.255 to $0.285 per share. Cash dividends of $270.6 million and $243.0 million were paid during the years ended December 31, 2023 and 2022, respectively. We cannot assure as to the amounts or timing of future dividends.

We made $934.0 million in capital expenditures for property and equipment during the year ended December 31, 2023, and we expect to make total capital expenditures for property and equipment of $1.15 billion in 2024, including approximately $150 million associated with renewable natural gas facilities.  We intend to fund our planned 2024 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and solid waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Credit Agreement or raise other capital. Our access to funds under the Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

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

As of December 31, 2023, $650.0 million under the term loan and $453.2 million under the revolving credit facility were outstanding under the Credit Agreement, exclusive of outstanding standby letters of credit of $39.7 million. We also had $102.2 million of letters of credit issued and outstanding at December 31, 2023 under a facility other than the Credit Agreement.  We did not have any amounts outstanding under our master note purchase agreements.

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

Contractual Obligations

As of December 31, 2023, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$6,812,053	$26,462	$1,917,301	$510,089	$4,358,201
Cash interest payments	$2,266,543	$262,256	$491,009	$313,828	$1,199,450
Contingent consideration	$131,310	$94,996	$3,224	$3,224	$29,866
Operating leases	$347,590	$42,776	$71,139	$60,688	$172,987
Final capping, closure and post-closure	$2,328,665	$103,663	$73,377	$55,402	$2,096,223

Long-term debt payments include:

1)	$453.2 million in principal payments due July 2026 related to our revolving credit facility under our Credit Agreement. Advances are available under the Credit Agreement in U.S. dollars and Canadian dollars and bear interest at fluctuating rates (See Note 11). At December 31, 2023, $240.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. Term SOFR rate loans, bearing interest at a total rate ranging from 6.46% to 6.50% on such date. At December 31, 2023, $28.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. base rate loans, bearing interest at a total rate of 8.50% on such date. At December 31, 2023, $15.1 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian prime rate loans, bearing interest at a total rate of 7.20% on such date. At December 31, 2023, $170.1 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based bankers’ acceptances, bearing interest at a total rate ranging from 6.40% to 6.46% on such date.
2)	$650.0 million in principal payments due July 2026 related to our term loan under our Credit Agreement. Outstanding amounts on the term loan can be either base rate loans or Term SOFR loans. At December 31, 2023, all amounts outstanding under the term loan were in Term SOFR loans which bear interest at the Term SOFR rate plus the applicable margin (for a total rate of 6.50% on such date).
3)	$800.0 million in principal payments due July 2026 related to our term loan under our Term Loan Agreement. Outstanding amounts on the term loan can be either base rate loans or Term SOFR loans. At December 31, 2023, all amounts outstanding under the term loan were in Term SOFR loans which bear interest at the Term SOFR rate plus the applicable margin (for a total rate of 6.44% on such date).
4)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
5)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
6)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
7)	$650.0 million in principal payments due 2032 related to our 2032 Senior Notes. The 2032 Senior Notes bear interest at a rate of 2.20%.
8)	$500.0 million in principal payments due 2032 related to our New 2032 Senior Notes. The New 2032 Senior Notes bear interest at a rate of 3.20%.

9)	$750.0 million in principal payments due 2033 related to our 2033 Senior Notes. The 2033 Senior Notes bear interest at a rate of 4.20%.
10)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
11)	$850.0 million in principal payments due 2052 related to our 2052 Senior Notes. The 2052 Senior Notes bear interest at a rate of 2.95%.
12)	$48.8 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at December 31, 2023, and have maturity dates ranging from 2024 to 2036.
13)	$10.0 million in principal payments related to our financing leases. Our financing leases bear interest at rates between 1.89% and 5.07% at December 31, 2023, and have expiration dates ranging from 2026 to 2029.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Credit Agreement using the Term SOFR rate plus the applicable Term SOFR margin, the base rate plus the applicable base rate margin, the Canadian Dollar Offered Rate plus the applicable acceptance fee and the Canadian prime rate plus the applicable prime rate margin at December 31, 2023. We assumed the Credit Agreement is paid off when it matures in July 2026.
2)	We calculated cash interest payments on the Term Loan Agreement using the Term SOFR rate plus the applicable Term SOFR margin at December 31, 2023. We assumed the Term Loan Agreement is paid off when it matures in July 2026.
3)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Term SOFR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $115.0 million recorded as liabilities in our consolidated financial statements at December 31, 2023, and $16.3 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases as discussed in Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$175,743	$139,459	$34,576	$1,242	$466
(1)	We are party to unconditional purchase obligations as discussed in Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At December 31, 2023, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 56.8 million gallons remaining to be purchased for a total of $175.7 million. The current fuel purchase contracts expire on or before September 30, 2029. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December

31, 2023, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained standby letters of credit as discussed in Note 11 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and financial surety bonds as discussed in Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These standby letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill and E&P waste operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2023, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Non-GAAP Financial Measures

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a liquidity measure in the solid waste industry. We calculate adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and periodic distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to evaluate the liquidity of our business operations. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the years ended December 31, 2023, 2022 and 2021, are calculated as follows (amounts in thousands of U.S. dollars):

	Years Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$2,126,817	$2,022,492	$1,698,229
Less: Change in book overdraft	(790)	(1,076)	(367)
Plus: Proceeds from disposal of assets	31,581	30,676	42,768
Less: Capital expenditures for property and equipment	(934,000)	(912,677)	(744,315)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	—	2,982	520
Cash received for divestitures (b)	(6,194)	(5,671)	(17,118)
Transaction-related expenses (c)	5,519	30,825	30,771
Executive separation costs (d)	1,686	—	—
Pre-existing Progressive Waste share-based grants (e)	1,285	286	397
Tax effect (f)	(1,772)	(2,993)	(1,287)
Adjusted free cash flow	$1,224,132	$1,164,844	$1,009,598
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

(c)Reflects the addback of acquisition-related transaction costs and, in 2022, the settlement of an acquired tax liability.

(d)Reflects the cash component of severance expense associated with an executive departure.

(e)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.

(f)The aggregate tax effect of footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income, plus loss on early extinguishment of debt. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021, are calculated as follows (amounts in thousands of U.S. dollars):

	Years Ended December 31,
	2023	2022	2021
Net income attributable to Waste Connections	$762,800	$835,662	$618,047
Plus: Net income attributable to noncontrolling interests	26	339	442
Plus: Income tax provision	220,675	212,962	152,253
Plus: Interest expense	274,642	202,331	162,796
Less: Interest income	(9,350)	(5,950)	(2,916)
Plus: Depreciation and amortization	1,003,211	918,960	813,009
Plus: Closure and post-closure accretion	19,605	16,253	14,497
Plus: Impairments and other operating items	238,796	18,230	32,316
Less: Other income, net	(12,481)	(3,154)	(6,285)
Plus: Loss on early extinguishment of debt	—	—	115,288
Adjustments:
Plus: Transaction-related expenses (a)	10,653	24,933	11,318
Plus (less): Fair value changes to equity awards (b)	(1,726)	86	8,393
Plus: Executive separation costs (c)	16,105	—	—
Adjusted EBITDA	$2,522,956	$2,220,652	$1,919,158

(a)Reflects the addback of acquisition-related transaction costs.

(b)Reflects fair value accounting changes associated with certain equity awards.

(c)Reflects the cash and non-cash components of severance expense associated with an executive departure.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as valuation measures in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the years ended December 31, 2023, 2022 and 2021, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Years Ended December 31,
	2023	2022	2021
Reported net income attributable to Waste Connections	$762,800	$835,662	$618,047
Adjustments:
Amortization of intangibles (a)	157,573	155,675	139,279
Impairments and other operating items (b)	238,796	18,230	32,316
Transaction-related expenses (c)	10,653	24,933	11,318
Fair value changes to equity awards (d)	(1,726)	86	8,393
Loss on early extinguishment of debt (e)	—	—	115,288
Executive separation costs (f)	16,105	—	—
Tax effect (g)	(102,948)	(49,312)	(78,041)
Adjusted net income attributable to Waste Connections	$1,081,253	$985,274	$846,600

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$2.95	$3.24	$2.36
Adjusted net income	$4.19	$3.82	$3.23
(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects adjustments for impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	Reflects the make-whole premium and related fees associated with the early termination of $1.5 billion in senior notes.
(f)	Reflects the cash and non-cash components of severance expense associated with an executive departure.
(g)	The aggregate tax effect of the adjustments in footnotes (a) through (f) is calculated based on the applied tax rates for the respective periods.

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

At December 31, 2023, our derivative instruments included four interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2023 and 2022, of $1.099 billion and $1.115 billion, respectively, including floating rate debt under our Credit Agreement and Term Loan Agreement. A one percentage point increase in interest rates on our variable-rate debt as of December 31, 2023 and 2022, would decrease our annual pre-tax income by approximately $11.0 million and $11.1 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly. Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts. At December 31, 2023, we had no fuel hedge agreements in place; however, we have entered into fixed price diesel fuel purchase contracts for 2023 as described below.

For the year ending December 31, 2024, we expect to purchase approximately 89.5 million gallons of diesel fuel, of which 50.2 million gallons will be purchased at market prices and 39.3 million gallons will be purchased under our fixed price diesel fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. With respect to the approximately 50.2 million gallons of unhedged diesel fuel we expect to purchase in 2024 at market prices, a $0.10 per gallon increase in the price of diesel fuel over the year would decrease our pre-tax income during this period by approximately $5.0 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the years ended December 31, 2023 and 2022, would have had a $14.3 million and $19.7 million impact on revenues for the years ended December 31, 2023 and 2022, respectively.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

WASTE CONNECTIONS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Waste Connections, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Waste Connections, Inc. (an Ontario, Canada corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of net income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 14, 2024 expressed an unqualified opinion.

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

Our audit procedures related to the accounting for the final capping, closure and post-closure liability included the following, among others:

●	We tested the design and operating effectiveness of key controls related to landfill accounting, including controls relating to management’s development of discount rate, inflation rate, accretion rates, survey data, acreage information, estimated permitted airspace, estimated deemed airspace, remaining airspace, and probability of landfill expansions;
●	We assessed the qualifications and competence of management and the third-party specialists used to provide the inputs used in developing the models;
●	We tested key inputs such as discount rate, inflation rate, accretion rate, survey data, acreage information, estimated permitted airspace, estimated deemed airspace, remaining airspace, and probability of landfill expansions;
●	We tested mathematical accuracy of the calculations in a sample of the models;
●	We obtained and reviewed the associated permits for a sample of landfill models to further validate certain inputs used in the models;
●	We compared previously deemed expansion amounts to the subsequent actual permitted amounts;
●	We obtained and reviewed supporting documentation to support management’s criteria for deemed expansions;
●	We evaluated the fair value allocation of assumed liabilities for landfills acquired in business combinations;
●	We tested the accuracy of one-time charges taken at a landfill including key inputs such as: estimated volume and remaining volume, estimated repair and restoration costs, and estimated timing of the completion of such events.

Valuation of intangible assets in business combinations

As described further in Note 8 to the consolidated financial statements, the Company acquired 13 businesses during 2023.  These transactions were accounted for as business combinations in accordance with ASC 805, Business Combinations.

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

The audit procedures related to the accounting for the acquisitions included the following, among others:

●	We tested the design and operating effectiveness of key controls related to the accounting for the 2023 acquisitions, including controls relating to management’s development of forecasts for discount rates, revenue growth rates, operating expenses, EBITDA margins, capital expenditures, customer turnover rates and contributory asset charges;
●	We obtained certain of the purchase price allocation analyses from management. We assessed the qualifications and competence of management and evaluated the methodologies used to determine the fair value of the intangible assets;
●	We tested the assumptions used within the discounted cash-flow models to estimate the fair value of the intangible assets which included assumptions such as discount rate, revenue growth rate, operating expenses, EBITDA margin, capital expenditures, customer turnover rate and contributory asset charges;
●	We tested the Company’s ability to forecast future cash flows for acquired businesses by reviewing actual results in the first year after being acquired compared to amounts forecasted when the fair values of acquired assets and liabilities were determined;
●	We utilized an internal valuation specialist to assist the engagement team in evaluating: the methodologies used and whether they were acceptable for the underlying acquisitions and whether such methodologies were being applied correctly, the appropriateness of the discount rate used by performing a sensitivity analysis, and the qualifications of the valuation specialist engaged by the Company based on their credentials and experience;
●	We applied analytical procedures to the range of significant inputs utilized across all of the business combinations to evaluate consistency of significant inputs among intangible asset valuation models.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Houston, Texas

February 14, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Waste Connections, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Waste Connections, Inc. (an Ontario, Canada corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 14, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Houston, Texas

February 14, 2024

WASTE CONNECTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and equivalents	$78,399	$78,637
Accounts receivable, net of allowance for credit losses of $23,553 and $22,939 at December 31, 2023 and 2022, respectively	856,953	833,862
Prepaid expenses and other current assets	206,433	205,146
Total current assets	1,141,785	1,117,645

Restricted cash	105,639	102,727
Restricted investments	70,350	68,099
Property and equipment, net	7,228,331	6,950,915
Operating lease right-of-use assets	261,782	192,506
Goodwill	7,404,400	6,902,297
Intangible assets, net	1,603,541	1,673,917
Other assets, net	100,048	126,497
Total assets	$17,915,876	$17,134,603
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$642,455	$638,728
Book overdraft	14,855	15,645
Deferred revenue	355,203	325,002
Accrued liabilities	521,428	431,247
Current portion of operating lease liabilities	32,533	35,170
Current portion of contingent consideration	94,996	60,092
Current portion of long-term debt and notes payable	26,462	6,759
Total current liabilities	1,687,932	1,512,643

Long-term portion of debt and notes payable	6,724,771	6,890,149
Long-term portion of operating lease liabilities	238,440	165,462
Long-term portion of contingent consideration	20,034	21,323
Deferred income taxes	1,022,480	1,013,742
Other long-term liabilities	524,438	417,640
Total liabilities	10,218,095	10,020,959

Commitments and contingencies (Note 13)

Equity:
Common shares: 257,659,921 shares issued and 257,600,479 shares outstanding at December 31, 2023; 257,211,175 shares issued and 257,145,716 shares outstanding at December 31, 2022	3,276,661	3,271,958
Additional paid-in capital	284,284	244,076
Accumulated other comprehensive loss	(9,826)	(56,830)
Treasury shares: 59,442 and 65,459 shares at December 31, 2023 and 2022, respectively	—	—
Retained earnings	4,141,690	3,649,494
Total Waste Connections’ equity	7,692,809	7,108,698
Noncontrolling interest in subsidiaries	4,972	4,946
Total equity	7,697,781	7,113,644
Total liabilities and equity	$17,915,876	$17,134,603

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2023	2022	2021
Revenues	$8,021,951	$7,211,859	$6,151,361
Operating expenses:
Cost of operations	4,744,513	4,336,012	3,654,074
Selling, general and administrative	799,119	696,467	612,337
Depreciation	845,638	763,285	673,730
Amortization of intangibles	157,573	155,675	139,279
Impairments and other operating items	238,796	18,230	32,316
Operating income	1,236,312	1,242,190	1,039,625

Interest expense	(274,642)	(202,331)	(162,796)
Interest income	9,350	5,950	2,916
Other income, net	12,481	3,154	6,285
Loss on early extinguishment of debt	—	—	(115,288)
Income before income tax provision	983,501	1,048,963	770,742

Income tax provision	(220,675)	(212,962)	(152,253)
Net income	762,826	836,001	618,489
Less: Net income attributable to noncontrolling interests	(26)	(339)	(442)
Net income attributable to Waste Connections	$762,800	$835,662	$618,047

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$2.96	$3.25	$2.37
Diluted	$2.95	$3.24	$2.36

Shares used in the per share calculations:
Basic	257,551,129	257,383,578	261,166,723
Diluted	258,149,244	258,038,801	261,728,470

Cash dividends per common share	$1.050	$0.945	$0.845

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS OF U.S. DOLLARS)

	Years Ended December 31,
	2023	2022	2021
Net income	$762,826	$836,001	$618,489

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(19,607)	6,551	20,321
Changes in fair value of interest rate swaps	10,588	76,336	23,287
Foreign currency translation adjustment	53,633	(157,336)	8,183
Other comprehensive income (loss), before tax	44,614	(74,449)	51,791
Income tax expense (benefit) related to items of other comprehensive income (loss)	2,390	(21,965)	(11,556)
Other comprehensive income (loss), net of tax	47,004	(96,414)	40,235
Comprehensive income	809,830	739,587	658,724
Less: Comprehensive income attributable to noncontrolling interests	(26)	(339)	(442)
Comprehensive income attributable to Waste Connections	$809,804	$739,248	$658,282

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2020	262,824,990	$4,030,368	$170,555	$(651)	74,184	$—	$2,659,001	$4,165	$6,863,438
Sale of common shares held in trust	3,522	430	—	—	(3,522)	—	—	—	430
Vesting of restricted share units	343,480	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	154,251	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	19,510	—	—	—	—	—	—	—	—
Fair value adjustment for common shares in deferred compensation plan exchanged for other investment options	—	—	(1,177)	—	—	—	—	—	(1,177)
Tax withholdings related to net share settlements of equity-based compensation	(186,978)	—	(18,606)	—	—	—	—	—	(18,606)
Equity-based compensation	—	—	48,710	—	—	—	—	—	48,710
Exercise of warrants	46,730	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	10,813	1,222	—	—	—	—	—	—	1,222
Repurchase of common shares	(3,003,822)	(338,993)	—	—	—	—	—	—	(338,993)
Cash dividends on common shares	—	—	—	—	—	—	(220,203)	—	(220,203)
Amounts reclassified into earnings, net of taxes	—	—	—	14,936	—	—	—	—	14,936
Changes in fair value of cash flow hedges, net of taxes	—	—	—	17,116	—	—	—	—	17,116
Foreign currency translation adjustment	—	—	—	8,183	—	—	—	—	8,183
Net income	—	—	—	—	—	—	618,047	442	618,489
Balances at December 31, 2021	260,212,496	3,693,027	199,482	39,584	70,662	—	3,056,845	4,607	6,993,545
Sale of common shares held in trust	5,203	660	—	—	(5,203)	—	—	—	660
Vesting of restricted share units	318,851	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	57,677	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	19,509	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(210,700)	—	(18,358)	—	—	—	—	—	(18,358)
Equity-based compensation	—	—	62,952	—	—	—	—	—	62,952
Exercise of warrants	104,253	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	26,582	3,270	—	—	—	—	—	—	3,270
Repurchase of common shares	(3,388,155)	(424,999)	—	—	—	—	—	—	(424,999)
Cash dividends on common shares	—	—	—	—	—	—	(243,013)	—	(243,013)
Amounts reclassified into earnings, net of taxes	—	—	—	4,815	—	—	—	—	4,815
Changes in fair value of cash flow hedges, net of taxes	—	—	—	56,107	—	—	—	—	56,107
Foreign currency translation adjustment	—	—	—	(157,336)	—	—	—	—	(157,336)
Net income	—	—	—	—	—	—	835,662	339	836,001
Balances at December 31, 2022	257,145,716	$3,271,958	$244,076	$(56,830)	65,459	$—	$3,649,494	$4,946	$7,113,644

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2022	257,145,716	$3,271,958	$244,076	$(56,830)	65,459	$—	$3,649,494	$4,946	$7,113,644
Sale of common shares held in trust	6,017	794	—	—	(6,017)	—	—	—	794
Vesting of restricted share units	378,121	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	195,665	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	32,223	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(353,385)	—	(31,009)	—	—	—	—	—	(31,009)
Equity-based compensation	—	—	71,217	—	—	—	—	—	71,217
Exercise of warrants	166,314	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	29,808	3,909	—	—	—	—	—	—	3,909
Cash dividends on common shares	—	—	—	—	—	—	(270,604)	—	(270,604)
Amounts reclassified into earnings, net of taxes	—	—	—	(14,411)	—	—	—	—	(14,411)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	7,782	—	—	—	—	7,782
Foreign currency translation adjustment	—	—	—	53,633	—	—	—	—	53,633
Net income	—	—	—	—	—	—	762,800	26	762,826
Balances at December 31, 2023	257,600,479	$3,276,661	$284,284	$(9,826)	59,442	$—	$4,141,690	$4,972	$7,697,781

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF U.S. DOLLARS)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$762,826	$836,001	$618,489
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	38,877	9,519	27,727
Adjustment to closure and post-closure liabilities	159,547	—	—
Depreciation	845,638	763,285	673,730
Amortization of intangibles	157,573	155,675	139,279
Loss on early extinguishment of debt	—	—	115,288
Deferred income taxes, net of acquisitions	6,329	93,481	14,563
Current period provision for expected credit losses	17,430	17,353	9,719
Amortization of debt issuance costs	6,483	5,454	5,055
Share-based compensation	70,436	63,485	58,221
Interest accretion	22,720	17,668	15,970
Payment of contingent consideration recorded in earnings	—	(2,982)	(520)
Adjustments to contingent consideration	30,367	(1,030)	2,954
Other	(3,943)	(8,217)	(1,260)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(20,630)	(100,546)	(54,688)
Prepaid expenses and other current assets	10,262	(752)	(8,229)
Accounts payable	32,327	192,850	66,752
Deferred revenue	26,519	42,252	31,707
Accrued liabilities	21,753	(28,082)	3,853
Capping, closure and post-closure expenditures	(39,427)	(18,881)	(21,040)
Other long-term liabilities	(18,270)	(14,041)	659
Net cash provided by operating activities	2,126,817	2,022,492	1,698,229

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(676,793)	(2,206,901)	(960,449)
Capital expenditures for property and equipment	(934,000)	(912,677)	(744,315)
Investment in noncontrolling interests	—	—	(25,000)
Proceeds from disposal of assets	31,581	30,676	42,768
Other	(1,867)	1,731	(6,486)
Net cash used in investing activities	(1,581,079)	(3,087,171)	(1,693,482)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,818,765	4,816,146	2,112,193
Principal payments on notes payable and long-term debt	(2,052,153)	(3,073,985)	(1,893,100)
Premiums paid on early extinguishment of debt	—	—	(110,617)
Payment of contingent consideration recorded at acquisition date	(13,317)	(16,911)	(12,934)
Change in book overdraft	(790)	(1,076)	(367)
Payments for repurchase of common shares	—	(424,999)	(338,993)
Payments for cash dividends	(270,604)	(243,013)	(220,203)
Tax withholdings related to net share settlements of equity-based compensation	(31,009)	(18,358)	(18,606)
Debt issuance costs	—	(13,271)	(18,521)
Proceeds from issuance of shares under employee share purchase plan	3,909	3,270	1,222
Proceeds from sale of common shares held in trust	794	660	430
Net cash provided by (used in) financing activities	(544,405)	1,028,463	(499,496)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,341	(2,035)	(25)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,674	(38,251)	(494,774)
Cash, cash equivalents and restricted cash at beginning of year	181,364	219,615	714,389
Cash, cash equivalents and restricted cash at end of year	$184,038	$181,364	$219,615

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF U.S. DOLLARS)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

	Years Ended December 31,
	2023	2022	2021
Cash paid for income taxes	$207,020	$100,156	$146,198
Cash paid for interest	$260,923	$177,424	$157,485
Changes in accrued capital expenditures for property and equipment	$(41,505)	$36,671	$22,153

In connection with its acquisitions, the Company assumed liabilities as follows:
Fair value of assets acquired	$813,136	$2,471,202	$1,230,396
Cash paid for current year acquisitions	(676,793)	(2,206,901)	(960,449)
Liabilities assumed and notes payable issued to sellers of businesses acquired	$136,343	$264,301	$269,947

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

The Company is an integrated solid waste services company that provides non-hazardous waste collection, transfer and disposal services, including by rail, along with resource recovery primarily through recycling and renewable fuels generation, in mostly exclusive and secondary markets in the U.S. and Canada. Waste Connections also provides non-hazardous oil and natural gas exploration and production (“E&P”) waste treatment, recovery and disposal services in several basins across the U.S. and Canada, as well as intermodal services for the movement of cargo and solid waste containers in the Pacific Northwest.

2. NEW ACCOUNTING STANDARDS AND RECLASSIFICATIONS

Accounting Standards Adopted

Clawback of Executive Compensation Rules.  In October 2022, the Securities and Exchange Commission (the “SEC”) adopted final rules regarding the recovery of erroneously awarded incentive-based executive compensation. The rules direct U.S. securities exchanges to establish standards to require listed issuers to develop and implement a written policy providing for the recovery of incentive-based compensation received by current and former executive officers in the event of a required accounting restatement when that compensation was based on an erroneously reported financial reporting measure.  The new rule and related amendments include a number of new disclosure requirements, including requiring issuers to file their recovery policy as an exhibit to their annual reports and establishing new cover page disclosures on Form 10-K indicating whether the financial statements included in the filing reflect the correction of an error and whether the error correction required an incentive-based compensation recovery analysis.  The exchanges must file proposed listing standards to implement the SEC’s directive no later than February 26, 2023 (which is 90 days after the final rules were published in the Federal Register), and those listing standards must be effective no later than November 28, 2023. Affected issuers will be required to adopt a recovery policy no later than 60 days after the listing standards become effective. The Company adopted the new rules as required.

Accounting Standards Pending Adoption

Disclosure of Significant Segment Expenses and Other Segment Items.  In November 2023, the Financial Accounting Standards Board (the “FASB”) amended its existing guidance for segment reporting to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually.  The amended guidance does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments.  The guidance is applied retrospectively to all periods presented in financial statements, unless it is impracticable.  The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024.  Early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Additional Income Tax Disclosures.  In December 2023, the FASB issued a final standard on improvements to income tax disclosures.  The standard requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold.  The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold.  The standard applies to all entities subject

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

to income taxes.  For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024.  The guidance will be applied on a prospective basis with the option to apply the standard retrospectively.  Early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Reclassification

As disclosed within other notes to the financial statements, segment information reported in the Company’s prior year periods has been reclassified to conform with the 2023 presentation.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents. As of December 31, 2023 and 2022, cash equivalents consisted of demand money market accounts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Revenue Recognition and Accounts Receivable

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, E&P services, and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Commercial	$2,476,891	$2,176,295	$1,813,426
Residential	2,125,068	1,891,108	1,673,819
Industrial and construction roll off	1,333,020	1,183,624	954,181
Total collection	5,934,979	5,251,027	4,441,426
Landfill	1,483,397	1,328,942	1,233,499
Transfer	1,198,385	1,026,050	859,113
Recycling	147,039	204,876	205,076
E&P	232,211	210,562	138,707
Intermodal and other	171,721	188,471	152,194
Intercompany	(1,145,781)	(998,069)	(878,654)
Total	$8,021,951	$7,211,859	$6,151,361

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

Revenue by Service Line

Solid Waste Collection

The Company’s solid waste collection business involves the collection of waste from residential, commercial and industrial customers for transport to transfer stations, or directly to landfills or recycling centers. Solid waste collection services include both recurring and temporary customer relationships. The services are performed under service agreements, municipal contracts or franchise agreements with governmental entities. Existing franchise agreements and most of the existing municipal contracts give the Company the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. The standard customer service agreements generally range from one to five years in duration, although some exclusive franchises are for significantly longer periods. Residential collection services are also provided on a subscription basis with individual households. The fees the Company charges for collection services are based primarily on the market, collection frequency and level of service, route density, type and volume or weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing, and prices charged by competitors for similar services.

In general, residential collection fees are billed monthly or quarterly in advance. Substantially all of the deferred revenue recorded as of September 30, 2023 was recognized as revenue during the three months ended December 31, 2023 when the service was performed. Commercial customers are typically billed on a monthly basis based on the nature of the services provided during the period. Revenue recognized under these agreements is variable in nature based on the number of residential homes or businesses serviced during the period, the frequency of collection and the volume of waste collected. In addition, certain contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index which are unknown at contract inception.

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

Revenue at transfer stations is primarily generated by charging tipping or disposal fees on a per ton and/or per yard basis. The fees charged to third parties are based primarily on the market, type and volume or weight of the waste accepted, the distance to the disposal facility, the method of transportation used and the cost of disposal. In general, fees are billed and revenue is recognized at the time the service is performed. Revenue recognized under these agreements is variable in nature based on the volume of waste accepted at the transfer facility.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Revenue Recognition

Service obligations of a long-term nature, such as solid waste collection service contracts, are satisfied over time, and revenue is recognized based on the value provided to the customer during the period. In many of the Company’s markets, solid waste collection service contracts exist as exclusive franchise agreements or municipal contracts. The amount billed to the customer is based on variable elements such as the number of residential homes or businesses for which collection services are provided, the volume of waste collected, transported and disposed, and the nature of the waste accepted. Such contracts are generally within the Company’s collection, recycling and other lines of business and have a weighted average remaining contract life of approximately four years, excluding certain exclusive and perpetual agreements, such as governmental certificates. The Company does not disclose the value of unsatisfied performance obligations for these contracts as its right to consideration corresponds directly to the value provided to the customer for services completed to date and all future variable consideration is allocated to wholly unsatisfied performance obligations.

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

The following is a rollforward of the Company’s allowance for credit losses for the periods indicated:

	Years Ended December 31,
	2023	2022
Beginning balance	$22,939	$18,480
Current period provision for expected credit losses	17,430	17,353
Write-offs charged against the allowance	(22,743)	(18,273)
Recoveries collected	5,853	5,473
Impact of changes in foreign currency	74	(94)
Ending balance	$23,553	$22,939

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Consolidated Balance Sheets, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Company would have recognized is one year or less. The Company had $25,977 and $23,818 of deferred sales incentives at December 31, 2023 and 2022, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company recorded a total of $25,855, $22,675 and $23,671, respectively, of sales incentive amortization expense for deferred sales incentives and sales incentive expense for contracts with original terms of less than one year.

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

The net present value of landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing layers for final capping, closure and post-closure liabilities is based on its long-term credit adjusted risk-free rate. The Company’s discount rate assumption for purposes of computing 2023 and 2022 “layers” for final capping, closure and post-closure obligations was 5.50% for 2023 and ranged from 3.25% to 5.50% for 2022. The Company’s long-term inflation rate assumption was 2.75% for 2023 and ranged from 2.25% to 2.75% for 2022.

In accordance with the accounting guidance on asset retirement obligations, the final capping, closure and post-closure liability is recorded on the balance sheet along with an offsetting addition to site costs which is amortized to depletion expense on a units-of-consumption basis as remaining landfill airspace is consumed. The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical. Depletion expense resulting from final capping, closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill’s operating life and increase thereafter. Owned landfills and landfills operated under life-of-site agreements have estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes, that range from approximately 1 to 307 years, with approximately 90% of the projected annual disposal volume from landfills with remaining lives of less than 70 years. The costs for final capping, closure and post-closure obligations at landfills the Company owns or operates under life-of-site agreements are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2021 to December 31, 2023:

Final capping, closure and post-closure liability at December 31, 2021	$302,537
Liability adjustments	39,321
Accretion expense associated with landfill obligations	16,068
Closure payments	(18,834)
Assumption of closure liabilities from acquisitions	8,575
Disposition of closure liabilities from divested operations	(916)
Foreign currency translation adjustment	(2,145)
Final capping, closure and post-closure liability at December 31, 2022	344,606
Liability adjustments	189,136
Accretion expense associated with landfill obligations	19,418
Closure payments	(39,429)
Assumption of closure liabilities from acquisitions	7,687
Foreign currency translation adjustment	815
Final capping, closure and post-closure liability at December 31, 2023	$522,233

Liability adjustments of $189,136 and $39,321 for the years ended December 31, 2023 and 2022, respectively, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Consolidated Balance Sheets. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.  In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical.

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

As part of the Company’s goodwill impairment test, the Company estimates the fair value of each of its reporting units using discounted cash flow analyses.  The Company’s reporting units consisted of its six geographic solid waste operating segments at December 31, 2023, 2022 and 2021.  The Company compares the fair value of each reporting unit with the carrying value of the net assets assigned to each reporting unit. If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results. If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In testing indefinite-lived intangible assets for impairment, the Company compares the estimated fair value of each indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in the Company’s Consolidated Statements of Net Income.

During the Company’s annual impairment analysis of its solid waste operations, the Company determined the fair value of each of its six geographic operating segments at December 31, 2023, 2022 and 2021 and each indefinite-lived intangible asset within those segments using discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows, growth rates and income tax rates. The cash flows employed in the Company’s 2023 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2024 annual budget developed internally by management. These forecasts reflect operating profit margins that were consistent with 2023 results and perpetual revenue growth rates of 4.5%. The Company’s discount rate assumptions are based on an assessment of the market participant rate which approximated 8.1%. In assessing the reasonableness of the Company’s determined fair values of its reporting units, the Company evaluates its results against its current market capitalization. The Company did not record an impairment charge to any of its six geographic operating segments as a result of its annual goodwill impairment tests for the years ended December 31, 2023, 2022 or 2021. The Company did not record an impairment charge to any of its six geographic operating segments as a result of its indefinite-lived intangible assets impairment tests for the years ended December 31, 2023 or 2022.  During the fourth quarter of 2021, the Company recorded an impairment charge of $2,277, which is included in Impairments and other operating items in the Consolidated Statements of Net Income, on certain indefinite-lived intangible assets at two of its E&P sites in its Southern segment.

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

During the years ended December 31, 2023 and 2022, the Company did not record any significant impairment charges for finite-lived intangible assets or property and equipment.  During the year ended December 31, 2021, the Company recorded a $16,379 impairment charge, which is included in Impairments and other operating items in the Consolidated Statements of Net Income, for property and equipment and finite-lived intangible assets at three of its E&P waste sites in its Southern segment.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments consist of the following:

	December 31, 2023		December 31, 2022
	Restricted	Restricted	Restricted	Restricted
	Cash	Investments	Cash	Investments
Settlement of insurance claims	$83,270	$—	$88,360	$—
Landfill closure and post-closure obligations	12,381	59,551	6,890	57,469
Other financial assurance requirements	9,988	10,799	7,477	10,630
	$105,639	$70,350	$102,727	$68,099

See Note 12 for further information on restricted cash and restricted investments.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of December 31, 2023 and 2022, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of December 31, 2023 and 2022, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of December 31, 2023 and 2022, are as follows:

	Carrying Value at		Fair Value (a) at
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
4.25% Senior Notes due 2028	$500,000	$500,000	$496,800	$470,850
3.50% Senior Notes due 2029	$500,000	$500,000	$478,350	$457,650
2.60% Senior Notes due 2030	$600,000	$600,000	$539,460	$510,540
2.20% Senior Notes due 2032	$650,000	$650,000	$543,725	$514,540
3.20% Senior Notes due 2032	$500,000	$500,000	$450,200	$429,000
4.20% Senior Notes due 2033	$750,000	$750,000	$729,600	$699,450
3.05% Senior Notes due 2050	$500,000	$500,000	$362,600	$343,300
2.95% Senior Notes due 2052	$850,000	$850,000	$601,460	$561,425
(a)	Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value inputs include third-party calculations of the market interest rate of notes with similar ratings in similar industries over the remaining note terms.

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Credit Agreement (defined below). The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at December 31, 2023 were specifically designated to the Credit Agreement and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At December 31, 2023, the Company’s derivative instruments included four interest rate swap agreements as follows:

		Fixed	Variable
	Notional	Interest	Interest Rate		Expiration
Date Entered	Amount	Rate Paid (a)	Received	Effective Date (b)	Date
August 2017	$200,000	2.1230%	1-month Term SOFR	November 2022	October 2025
June 2018	$200,000	2.8480%	1-month Term SOFR	November 2022	October 2025
June 2018	$200,000	2.8284%	1-month Term SOFR	November 2022	October 2025
December 2018	$200,000	2.7715%	1-month Term SOFR	November 2022	July 2027
(a)	Plus applicable margin.
(b)	In October 2022, the Company amended the reference rate in all of its outstanding interest rate swap contracts to replace One-Month LIBOR with One-Month Term SOFR and certain credit spread adjustments. The Company did not record any gains or losses upon the conversion of the reference rates in these interest rate swap contracts, and the Company believes these amendments will not have a material impact on its Consolidated Financial Statements.

The fair values of derivative instruments designated as cash flow hedges at December 31, 2023, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$15,842	Accrued liabilities	$—
	Other assets, net	6,945
Total derivatives designated as cash flow hedges		$22,787		$—
(a)	Represents the estimated amount of the existing unrealized gains on interest rate swaps as of December 31, 2023 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2022, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$17,906	Accrued liabilities	$—
	Other assets, net	13,901
Total derivatives designated as cash flow hedges		$31,807		$—

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the years ended December 31, 2023, 2022 and 2021:

Derivatives				Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized			Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)			Classification	Net of Tax (b)
	Years Ended December 31,				Years Ended December 31,
	2023	2022	2021		2023	2022	2021
Interest rate swaps	$7,782	$56,107	$17,116	Interest expense	$(14,411)	$4,815	$14,936
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

Share-based compensation expense recognized during the years ended December 31, 2023, 2022 and 2021, was $70,436 ($52,708 net of taxes), $63,485 ($47,503 net of taxes) and $58,221 ($43,495 net of taxes), respectively. This share-based compensation expense includes RSUs, PSUs, DSUs, share option and warrant expense. The share-based compensation expense totals include amounts associated with the Progressive Waste share-based compensation plans, continued by the Company following the Progressive Waste acquisition, which allow for the issuance of shares or cash

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

settlement to employees upon vesting. The Company records share-based compensation expense in Selling, general and administrative expenses in the Consolidated Statements of Net Income. The total unrecognized compensation cost at December 31, 2023, related to unvested RSU awards was $76,770 and this future expense will be recognized over the remaining vesting period of the RSU awards, which extends to 2027. The weighted average remaining vesting period of the RSU awards is 1.3 years. The total unrecognized compensation cost at December 31, 2023, related to unvested PSU awards was $16,692 and this future expense will be recognized over the remaining vesting period of the PSU awards, which extends to 2026. The weighted average remaining vesting period of PSU awards is 1.0 years.

Other Share-Based Awards

As of December 31, 2023, 2022 and 2021, the Company had a liability of $8,060, $8,042 and $9,008, respectively, representing the December 31, 2023, 2022 and 2021 fair values, respectively, of outstanding Progressive Waste restricted share units which are expected to be cash settled. All remaining unvested Progressive Waste restricted share units vested during the year ended December 31, 2019.

As of December 31, 2023, the Company has no remaining liability balance. As of December 31, 2022 and 2021, the Company had a liability of $3,814 and $4,088, respectively, representing the December 31, 2022 and 2021 fair value, respectively, of outstanding Progressive Waste share-based options which are expected to be cash settled.  All remaining unvested Progressive Waste share-based options were fully vested as of December 31, 2017.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2023, 2022 and 2021, was $9,097, $8,335 and $7,155, respectively, which is included in Selling, general and administrative expense in the Consolidated Statements of Net Income.

Insurance Liabilities

As a result of its insurance policies, the Company is effectively self-insured for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability, and directors’ and officers’ liability as well as for employee group health insurance, property and workers’ compensation. The Company’s insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company’s management with assistance from its third-party actuary and its third-party claims administrator. The insurance accruals are influenced by the Company’s past claims experience factors and by published industry development factors. At December 31, 2023 and 2022, the Company’s total accrual for self-insured liabilities was $183,546 and $151,379, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $261,589, $204,347 and $179,250, respectively, of self-insurance expense which is included in Cost of operations and Selling, general and administrative expense in the Consolidated Statements of Net Income.

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

5.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
	2023	2022
Income taxes receivable	$28,124	$43,055
Inventory	61,673	55,188
Prepaid insurance	26,607	31,588
Unrealized cash flow hedge gains	15,842	17,906
Prepaid licenses and permits	13,898	12,116
Other	60,289	45,293
	$206,433	$205,146

6.     PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2023	2022
Landfill site costs	$5,507,596	$5,179,768
Rolling stock	3,084,623	2,835,330
Land, buildings and improvements	1,807,719	1,673,062
Containers	1,277,594	1,180,370
Machinery and equipment	1,222,792	1,065,767
Construction in progress	167,025	132,367
	13,067,349	12,066,664
Less accumulated depreciation and depletion	(5,839,018)	(5,115,749)
	$7,228,331	$6,950,915

Machinery and equipment included $9,762 and $11,227, at December 31, 2023 and 2022, respectively, of equipment assets accounted for as finance leases.  The Company’s landfill depletion expense, recorded in Depreciation in the Consolidated Statements of Net Income, for the years ended December 31, 2023, 2022 and 2021, was $254,633, $232,251 and $212,898, respectively.

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

ROU assets for operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived asset impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  The Company did not recognize an impairment charge for any of its ROU assets during the years ended December 31, 2023, 2022 and 2021.

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset.  The Company did not recognize any significant remeasurements during the years ended December 31, 2023, 2022 and 2021.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Lease cost for operating and finance leases for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Years Ended December 31,
	2023	2022	2021
Operating lease cost	$47,840	$41,891	$40,381
Finance lease cost:
Amortization of leased assets	2,852	2,484	3,424
Interest on leased liabilities	228	219	152
Total lease cost	$50,920	$44,594	$43,957

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows:

	Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46,688	$40,782	$40,249
Operating cash flows from finance leases	$228	$219	$152
Financing cash flows from finance leases	$2,817	$2,427	$3,133
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities - operating leases	$92,503	$63,648	$17,933
Right-of-use assets obtained in exchange for lease liabilities - finance leases	$1,388	$3,369	$10,012

Weighted-average remaining lease term and discount rate for the Company’s leases are as follows:

	Years Ended December 31,
	2023		2022		2021
Weighted average remaining lease term - operating leases	10.9	years	8.9	years	8.0	years
Weighted average remaining lease term - finance leases	3.4	years	4.2	years	4.9	years
Weighted average discount rate - operating leases	4.04%		2.93%		3.37%
Weighted average discount rate - finance leases	2.36%		1.96%		1.89%

As of December 31, 2023, future minimum lease payments, reconciled to the respective lease liabilities, are as follows:

	Operating Leases	Finance Leases
2024	$42,776	$3,194
2025	36,961	3,194
2026	34,178	2,608
2027	32,591	1,187
2028	28,097	263
Thereafter	172,987	29
Minimum lease payments	347,590	10,475
Less: imputed interest	(76,617)	(441)
Present value of minimum lease payments	270,973	10,034
Less: current portion of lease liabilities	(32,533)	(2,978)
Long-term portion of lease liabilities	$238,440	$7,056

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

The Company acquired 12 individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses and one immaterial E&P disposal business during the year ended December 31, 2023. The total transaction-related expenses incurred during the year ended December 31, 2023 for these acquisitions were $10,653. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

The Company acquired 24 individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses during the year ended December 31, 2022. The total transaction-related expenses incurred during the year ended December 31, 2022 for these acquisitions were $24,933. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

The Company acquired 30 individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses during the year ended December 31, 2021.  The purchase consideration recorded during this period for nine of the acquired businesses included contingent consideration based upon the receipt of contract assignments and the achievement of certain targets, including future asset and revenue growth. The fair value of the total contingent consideration recorded during the year ended December 31, 2021 of $31,616 was determined using probability assessments of the expected future cash flows over a one to two year period in which the obligations are expected to be settled, and applying an average discount rate of 1.5%.  As of December 31, 2023, $13,460 of the obligations recognized at the purchase date have been paid and the remaining obligations have not materially changed.  Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled.  The total transaction-related expenses incurred during the year ended December 31, 2021 for these acquisitions were $11,318. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the consideration transferred to acquire these businesses and the amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	Acquisitions	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$676,793	$2,206,901	$960,449
Debt assumed	76,001	127,136	108,345
	752,794	2,334,037	1,068,794

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	18,006	49,696	33,236
Prepaid expenses and other current assets	5,025	9,428	4,866
Restricted investments	5,462	7,469	—
Operating lease right-of-use assets	15,364	4,707	5,972
Property and equipment	207,164	1,073,155	394,687
Long-term franchise agreements and contracts	76,401	239,866	134,827
Customer lists	19,719	74,940	75,612
Permits and other intangibles	3,050	187,107	116,967
Indefinite-lived intangibles	—	—	9,557
Other assets	24	243	77
Accounts payable and accrued liabilities	(14,596)	(56,633)	(37,827)
Current portion of operating lease liabilities	(712)	(1,546)	(1,370)
Deferred revenue	(3,443)	(10,761)	(8,389)
Contingent consideration	(13,450)	(6,642)	(31,616)
Long-term portion of operating lease liabilities	(14,652)	(3,161)	(4,602)
Other long-term liabilities	(10,277)	(6,915)	(13,976)
Deferred income taxes	(3,212)	(51,507)	(63,822)
Total identifiable net assets	289,873	1,509,446	614,199
Goodwill	$462,921	$824,591	$454,595

Goodwill acquired in 2023 totaling $372,671 is expected to be deductible for tax purposes. Goodwill acquired in 2022 totaling $510,755 is expected to be deductible for tax purposes. Goodwill acquired in 2021 totaling $187,287 is expected to be deductible for tax purposes. The fair value of acquired working capital related to five individually immaterial acquisitions completed during the year ended December 31, 2023, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these five acquisitions are not expected to be material to the Company’s financial position. The adjustments recorded during the year ended December 31, 2023 relating to finalizing the acquired working capital for the individually immaterial acquisitions completed during the year ended December 31, 2022 were not material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2023, was $19,202, of which $1,196 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2022, was $54,332, of which $4,636 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2021, was $36,645, of which $3,409 was expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

9.     INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2023:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$960,033	$(343,099)	$—	$616,934
Customer lists	806,257	(606,192)	—	200,065
Permits and other	784,905	(139,192)	(40,784)	604,929
	2,551,195	(1,088,483)	(40,784)	1,421,928
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$2,732,808	$(1,088,483)	$(40,784)	$1,603,541

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the year ended December 31, 2023 was 19.5 years. The weighted-average amortization period of customer lists acquired during the year ended December 31, 2023 was 12.2 years. The weighted-average amortization period of finite-lived permits and other acquired during the year ended December 31, 2023 was 40.0 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2022:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$916,582	$(297,382)	$—	$619,200
Customer lists	782,033	(532,739)	—	249,294
Permits and other	779,689	(115,095)	(40,784)	623,810
	2,478,304	(945,216)	(40,784)	1,492,304
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$2,659,917	$(945,216)	$(40,784)	$1,673,917

Estimated future amortization expense for the next five years relating to finite-lived intangible assets owned as of December 31, 2023 is as follows:

For the year ending December 31, 2024	$144,486
For the year ending December 31, 2025	$126,061
For the year ending December 31, 2026	$109,934
For the year ending December 31, 2027	$95,848
For the year ending December 31, 2028	$85,582

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

10.     ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2023	2022
Insurance claims and premiums	$184,403	$152,242
Payroll and payroll-related	108,423	126,301
Final capping, closure and post-closure liability	92,946	17,336
Interest payable	52,726	47,612
Property taxes	15,545	11,218
Environmental remediation reserves	10,860	3,165
Cell processing reserves	3,246	2,939
Share-based compensation plan liability	—	2,344
Transaction-related expenses	958	1,627
Other	52,321	66,463
	$521,428	$431,247

11.     LONG-TERM DEBT

The following table presents the Company’s long-term debt as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Revolver under Credit Agreement, bearing interest ranging from 6.40% to 8.50% (a)	$453,245	$614,705
Term loan under Credit Agreement, bearing interest at 6.50% (a)	650,000	650,000
Term loan under Term Loan Agreement, bearing interest at 6.44% (a), (b)	800,000	800,000
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
2.60% Senior Notes due 2030	600,000	600,000
2.20% Senior Notes due 2032	650,000	650,000
3.20% Senior Notes due 2032	500,000	500,000
4.20% Senior Notes due 2033	750,000	750,000
3.05% Senior Notes due 2050	500,000	500,000
2.95% Senior Notes due 2052	850,000	850,000
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2024 to 2036 (a)	48,774	37,232
Finance leases, bearing interest ranging from 1.89% to 5.07%, with lease expiration dates ranging from 2026 to 2029 (a)	10,034	11,464
	6,812,053	6,963,401
Less – current portion	(26,462)	(6,759)
Less – unamortized debt discount and issuance costs	(60,820)	(66,493)
Long-term portion of debt and notes payable	$6,724,771	$6,890,149
(a)	Interest rates represent the interest rates incurred at December 31, 2023.
(b)	Interest rate margin for term loan under Term Loan Agreement was 1.00% at December 31, 2023.

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

Details of the Credit Agreement are as follows:

	December 31,
	2023	2022
Revolver under Credit Agreement
Available	$1,357,013	$1,193,502
Letters of credit outstanding	$39,742	$41,793
Total amount drawn, as follows:	$453,245	$614,705
Amount drawn – U.S. Term SOFR rate loan	$90,000	$391,000
Interest rate applicable – U.S. Term SOFR rate loan	6.46%	5.42%
Interest rate margin – U.S. Term SOFR rate loan	1.00%	1.00%
Amount drawn – U.S. Term SOFR rate loan	$150,000	$—
Interest rate applicable – U.S. Term SOFR rate loan	6.50%	—%
Interest rate margin – U.S. Term SOFR rate loan	1.00%	—%
Amount drawn – U.S. base rate loan	$28,000	$—
Interest rate applicable – U.S. base rate loan	8.50%	—%
Interest rate margin – U.S. base rate loan	—%	—%
Amount drawn – Canadian prime rate loan	$15,122	$—
Interest rate applicable - Canadian prime rate loan	7.20%	—%
Interest rate margin – Canadian prime rate loan	—%	—%
Amount drawn – Canadian bankers’ acceptance	$153,111	$223,705
Interest rate applicable – Canadian bankers’ acceptance	6.46%	5.74%
Interest rate acceptance fee – Canadian bankers’ acceptance	1.00%	1.00%
Amount drawn – Canadian bankers’ acceptance	$17,012	$—
Interest rate applicable – Canadian bankers’ acceptance	6.40%	—%
Interest rate acceptance fee – Canadian bankers’ acceptance	1.00%	—%
Commitment – rate applicable	0.09%	0.09%
Term loan under Credit Agreement
Amount drawn – U.S. Term SOFR rate loan	$650,000	$650,000
Interest rate applicable – U.S. Term SOFR rate loan	6.50%	5.42%
Interest rate margin – U.S. Term SOFR rate loan	1.00%	1.00%

In addition to the $39,742 of letters of credit at December 31, 2023 issued and outstanding under the Credit Agreement, the Company has issued and outstanding letters of credit totaling $102,236 under facilities other than the Credit Agreement.

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

aggregate amount not to exceed the lesser of $100,000 and the aggregate commitments under the revolving advances. Both the letter of credit sublimit and the swing line sublimit are part of, and not in addition to, the aggregate commitments under the revolving advances. Subject to certain specified conditions and additional deliveries, the Company has the option to request increases in the aggregate commitments for revolving advances and one or more additional term loans, provided that (i) the aggregate principal amount of such requests does not exceed $500,000 and (ii) the aggregate principal amount of commitments and term loans under the credit facility does not exceed $3,000,000. As of December 31, 2023, there are no commitments by lenders for any such increases in aggregate principal amount of revolving advances or additional term loans described in the preceding sentence. The Company has $2,092 of debt issuance costs related to the revolver under the Credit Agreement recorded in Other assets, net in the Consolidated Balance Sheets at December 31, 2023, which are being amortized through the maturity date, or July 30, 2026.  The Company is amortizing $8,674 of debt issuance costs related to the term loan under the Credit Agreement through the maturity date.

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

The borrowings under the Credit Agreement are unsecured and there are no subsidiary guarantors under the Credit Agreement. Proceeds from borrowings under the Credit Agreement may be used (i) to finance acquisitions, dividends or other equity distributions permitted under the Credit Agreement and (ii) for capital expenditures, working capital, payment of certain transaction fees and expenses, letters of credit and any other lawful corporate purposes. The Credit Agreement contains customary representations, warranties, covenants and events of default, including, among others, a change of control event of default and limitations on the incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and burdensome agreements. During the continuance of an event of default, the Lenders may take a number of actions, including, among others, declaring the entire amount then outstanding under the Credit Agreement to be due and payable. The Credit Agreement includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) Consolidated Total Funded Debt (as defined in the Credit Agreement) as of such date to (b) Consolidated EBITDA (as defined in the Credit Agreement), measured for the preceding 12 months, to not more than 3.75 to 1.00 (or 4.25 to 1.00 during material acquisition periods, subject to certain limitations). As of December 31, 2023

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

and 2022, the Company was in compliance with all applicable covenants in the Credit Agreement as in effect as of the applicable date.

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

The Term Loan Agreement includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (i) Consolidated Total Funded Debt (as defined in the Term Loan Agreement) as of such date to (b) Consolidated EBITDA (as defined in the Term Loan Agreement), measured for the preceding 12 months, to not more than 3.75 to 1.00 (or 4.25 to 1.00 during material acquisition periods, subject to certain limitations). As of December 31, 2023 and 2022, the Company was in compliance with all applicable covenants in the Term Loan Agreement.

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

On March 9, 2022, the Company completed an underwritten public offering of $500,000 aggregate principal amount of its 3.20% Senior Notes due June 1, 2032 (the “New 2032 Senior Notes”). The New 2032 Senior Notes were issued under the Indenture, as supplemented through the Sixth Supplemental Indenture, dated as of March 9, 2022.  The Company is amortizing a $375 debt discount and $4,668 of debt issuance costs through the maturity date of the New 2032 Senior Notes.  The Company may redeem some or all of the New 2032 Senior Notes at its option prior to March 1, 2032 (three months before the maturity date) (the “New 2032 Senior Notes Par Call Date”), at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the New 2032 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the New 2032 Senior Notes redeemed discounted to the redemption date (assuming the New 2032 Senior Notes matured on the New 2032 Senior Notes Par Call Date), plus, in either case, accrued and unpaid interest thereon to the redemption date. Commencing on March 1, 2032 (three months before the maturity date), the Company may redeem some or all of the New 2032 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the New 2032 Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date.

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

the 2052 Senior Notes, the “Senior Notes”). The 2033 Senior Notes were issued under the Indenture, as supplemented through the Seventh Supplemental Indenture, dated as of August 18, 2022.  The Company is amortizing a $2,040 debt discount and $6,878 of debt issuance costs through the maturity date of the 2033 Senior Notes.  The Company may redeem some or all of the 2033 Senior Notes at its option prior to October 15, 2032 (three months before the maturity date) (the “2033 Senior Notes Par Call Date”), at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the 2033 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2033 Senior Notes redeemed discounted to the redemption date (assuming the 2033 Senior Notes matured on the 2033 Senior Notes Par Call Date), plus, in either case, accrued and unpaid interest thereon to the redemption date. Commencing on October 15, 2032 (three months before the maturity date), the Company may redeem some or all of the 2033 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2033 Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date.

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

The covenants in the Indenture include limitations on liens, sale-leaseback transactions and mergers and sales of all or substantially all of the Company’s assets. The Indenture also includes customary events of default with respect to the Senior Notes. As of December 31, 2023 and 2022, the Company was in compliance with all applicable covenants in the Indenture as in effect on the applicable date.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

As of December 31, 2023, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2024	$26,462
2025	7,355
2026	1,909,946
2027	5,447
2028	504,642
Thereafter	4,358,201
$6,812,053

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At December 31, 2023 and 2022, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash is valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash measured at fair value is invested primarily in money market accounts, bank time deposits and U.S. government and agency securities. The Company’s restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted investments measured at fair value are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and 2022, were as follows:

	Fair Value Measurement at December 31, 2023 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$22,787	$—	$22,787	$—
Restricted cash	$105,639	$105,639	$—	$—
Restricted investments	$70,658	$—	$70,658	$—
Contingent consideration	$(115,030)	$—	$—	$(115,030)

	Fair Value Measurement at December 31, 2022 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$31,807	$—	$31,807	$—
Restricted cash	$102,727	$102,727	$—	$—
Restricted investments	$66,402	$—	$66,402	$—
Contingent consideration	$(81,415)	$—	$—	$(81,415)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Beginning balance	$81,415	$94,308
Contingent consideration recorded at acquisition date	13,450	6,642
Payment of contingent consideration recorded at acquisition date	(13,317)	(16,911)
Payment of contingent consideration recorded in earnings	—	(2,982)
Adjustments to contingent consideration	30,367	(1,030)
Interest accretion expense	3,115	1,417
Foreign currency translation adjustment	—	(29)
Ending balance	$115,030	$81,415

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

At December 31, 2023 and 2022, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $901,283 and $811,243, respectively, to secure its asset closure and retirement requirements and $743,816 and $636,224, respectively, to secure performance under collection contracts and landfill operating agreements.

The Company owns a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure landfill final capping, closure and post-closure obligations for companies operating in the solid waste industry. The Company accounts for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment. This investee company and the parent company of the investee have written financial surety bonds for the Company, of which $470,416 and $424,379 were outstanding as of December 31, 2023 and 2022, respectively. The Company’s reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.

Unconditional Purchase Obligations

At December 31, 2023, the Company’s unconditional purchase obligations consist of multiple fixed-price fuel purchase contracts under which it has 56.8 million gallons remaining to be purchased for a total of $175,743. These fuel purchase contracts expire on or before September 30, 2029. During the years ended December 31, 2023, 2022 and 2021, the Company paid $145,598, $112,136 and $100,220, respectively, under the respective fuel purchase contracts then outstanding.

As of December 31, 2023, future minimum purchase commitments, by calendar year, are as follows:

2024	$139,459
2025	33,013
2026	1,563
2027	621
2028	621
Thereafter	466
$175,743

CONTINGENCIES

Environmental Risks

The Company expenses costs incurred to investigate and remediate environmental issues unless they extend the economic useful lives of the related assets. The Company records liabilities when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. The remediation reserves cover anticipated costs, including remediation of environmental damage that waste facilities may have caused to neighboring landowners or residents as a result of contamination of soil, groundwater or surface water, including damage resulting from conditions existing prior to the Company’s acquisition of such facilities. The Company’s estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. The Company does not discount remediation obligations. At December 31, 2023 and 2022, the current portion of remediation reserves was $10,860 and $3,165, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. At December 31, 2023 and 2022, the long-term portion of remediation reserves was $4,289 and $17,284, respectively, which is included in Other long-term liabilities in the Consolidated Balance Sheets. Any substantial increase

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of December 31, 2023, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

In July and August 2018, four separate lawsuits seeking class action status were filed against LRLC and certain other Company subsidiaries, the Parish, and Aptim Corporation in Louisiana state court, and subsequently removed to the United States District Court for the Eastern District of Louisiana, before Judge Susie Morgan in New Orleans. The Court later consolidated the claims of the putative class action plaintiffs. Beginning in December 2018, a series of 11 substantively identical mass actions were filed in Louisiana state court against LRLC and certain other Company subsidiaries, the Parish, and Aptim Corporation. The claims of the mass action plaintiffs were removed to and consolidated in federal court in the Eastern District of Louisiana, also before Judge Susie Morgan (the “Addison” action). On December 19, 2023, 52 plaintiffs filed a mass action in the federal district court of the Eastern District of Louisiana, Arcenaux v. Louisiana Regional Landfill Company, et al. The complaint is substantially identical to the consolidated Addison action (which together with Arcenaux now totals 596 plaintiffs), asserting the same causes of action against the same defendants, but was filed by a new law firm.  Neither the Company nor the other defendants have been served in the Arcenaux action.

The putative class actions and the Addison and Arcenaux mass actions assert claims for damages from odors allegedly emanating from the JP Landfill. The consolidated putative class action complaint alleges that the JP Landfill released “noxious odors” into the plaintiffs’ properties and the surrounding community and asserts a range of liability theories—nuisance, negligence (since dismissed), and strict liability—against all defendants. The putative class is described currently as Jefferson Parish residents suffering an injury as a result of exposure to odors from the Landfill, who live in a delineated area that expands roughly five miles from the Landfill in a northerly and easterly direction. The putative class plaintiffs propose that a class be certified on liability and allocation issues and that specific causation be left for individual determination. Following the completion of fact and expert discovery, the putative class plaintiffs will be able to file an

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

amended motion for class certification. The putative class plaintiffs seek unspecified damages. The Addison and Arcenaux plaintiffs assert causes of action for nuisance, negligence, and (with respect to the Parish) unconstitutional takings under the Louisiana Constitution; on behalf of two plaintiffs, the Addison complaint also asserts causes of action for wrongful death and survivorship.

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

After the general causation decision, the Court entered a case management order on April 17, 2023 that scheduled a trial of a subset of 13 Addison plaintiffs’ cases on the merits, prior to class certification being determined as to the putative class case. The Company objected to and opposed that sequence by motion, which the Court denied.

On April 17, 2023, the Company and the other Defendants filed a petition for a writ of mandamus from the Fifth Circuit Court of Appeals challenging the April 17 case management order’s sequencing of a merits trial before class certification. On August 24, 2023 the Fifth Circuit denied the Company’s petition for a writ of mandamus. Following the Fifth Circuit’s decision, the Court has ordered the following key deadlines: (i) the Parties will complete briefing of class certification by June 26, 2024; and (ii) the Parties will commence a three-week merits trial on the first 13 Addison plaintiffs on August 12, 2024.

The Company has already obtained dismissal of approximately one third of the original Addison plaintiffs, and believes it has defenses to the merits of the Addison and Arcenaux actions, including specific causation issues due to other odor sources in the area. The Company also believes it has defenses to certification of the putative class actions. The Company is continuing to vigorously defend itself in these lawsuits; however, at this time, the Company is not able to determine the likelihood of any outcome regarding the underlying claims, including the allocation of any potential liability among the Company, the Parish, and Aptim Corporation.

Los Angeles County, California Landfill Expansion Litigation

A.    Chiquita Canyon, LLC Lawsuit Against Los Angeles County

In October 2004, the Company’s subsidiary, Chiquita Canyon, LLC (“CCL”), then under prior ownership, filed an application (the “Application”) with the County of Los Angeles (the “County”) Department of Regional Planning (“DRP”) for a conditional use permit (the “CUP”) to authorize the continued operation and expansion of the Chiquita Canyon Landfill (the “CC Landfill”). The CC Landfill has operated since 1972, and as a regional landfill, accepted approximately 2.5 million tons of materials for disposal and beneficial use in 2023.  The Application requested expansion of the existing waste footprint on CCL’s contiguous property, an increase in maximum elevation, creation of a new entrance and new support facilities, construction of a facility for the County or another third-party operator to host household hazardous waste collection events, designation of an area for mixed organics/composting, and other modifications.

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

Following extensive litigation in 2018 and 2019 on the permissible scope of CCL’s challenge, the Superior Court issued its decision on July 2, 2020, granting CCL’s petition for writ of mandate in part and denying it in part. CCL prevailed with respect to 12 of the challenged conditions, many of which imposed new fees and exactions on the CC Landfill.  On October 11, 2022, CCL and the County entered into a settlement agreement that requires CCL to file a CUP modification application with the County embodying the terms of the settlement agreement.  CCL filed the CUP modification application on November 10, 2022, and an addendum to CCL’s environmental impact report in accordance with the California Environmental Quality Act on January 12, 2024.  Upon completion of review by the County, the CUP modification application will be scheduled for a hearing before the Los Angeles County Regional Planning Commission. If the CUP modification application is approved by the County and certain other contingencies are satisfied, CCL will dismiss this lawsuit. However, at this time, the Company is not able to determine the likelihood of any outcome in this matter.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

South Coast Air Quality Management District Hearing Board Case No. 6177-4 and Elevated Temperature Landfill Event

Beginning in May 2023, the Company’s subsidiary, Chiquita Canyon, LLC (“CCL”), received notices of violation (“NOVs”) from the South Coast Air Quality Management District (“SCAQMD”) for alleged violations of Section 41700 of the California Health & Safety Code and SCAQMD Rule 402 based on complaints from the public of odors from the Chiquita Canyon Landfill (the “Landfill”), which SCAQMD inspectors stated that they verified. Each Rule 402 NOV alleges the Landfill is “discharging such quantities of air contaminants to cause injury, detriment, nuisance or annoyance to a considerable number of persons.” CCL’s retained expert consultants in Elevated Temperature Landfill Events (“ETLF”) have attributed these violations to an ETLF that is occurring in a non-active area of the Landfill.

Since May 2023, CCL has received approximately 122 NOVs for alleged violations of SCAQMD Rule 402. CCL has also received three additional NOVs from SCAQMD alleging violations of other SCAQMD rules and Chiquita’s Title V permit. These additional NOVs appear related to the increase in liquids and landfill gas caused by the ETLF. At this time, CCL is not able to determine the likely penalty SCAQMD will seek for these NOVs, but it is likely to be substantial. CCL also is incurring substantial costs in conjunction with efforts to address the ETLF and attendant odors.

On August 15, 2023, SCAQMD petitioned its Hearing Board for an Order for Abatement in Hearing Board Case No. 6177-4 to address the Rule 402 NOVs issued by SCAQMD inspectors as a result of the ETLF. SCAQMD and CCL negotiated a Stipulated Order for Abatement (the “Stipulated Order”), requiring CCL to comply with 40 conditions designed to address and abate the odor issues. The SCAQMD Hearing Board issued the Stipulated Order on September 6, 2023. Chiquita has been and is continuing to comply with the Stipulated Order.

On November 3, 2023, SCAQMD petitioned for a status/modification hearing before the Hearing Board to modify the Stipulated Order in light of alleged leachate seepage at the Landfill, another impact of the ETLF. SCAQMD and CCL negotiated modifications to the Stipulated Order, which the SCAQMD Hearing Board approved after a hearing held on January 16 and 17, 2024.  The modified Stipulated Order contains 56 conditions designed to address and abate the odor issues. A status hearing is scheduled for April 24 and 25, 2024.  At this time, the Company is not able to determine the likelihood of any outcome of the resolution of the NOVs in this matter, including the amount of penalties.

Collective Bargaining Agreements

Sixteen of the Company’s collective bargaining agreements have expired or are set to expire in 2024. The Company does not expect any significant disruption in its overall business in 2024 as a result of labor negotiations, employee strikes or organizational efforts.

14.   SHAREHOLDERS’ EQUITY

Employee Share Purchase Plan

On May 15, 2020, the Company’s shareholders approved the ESPP. Under the ESPP, qualified employees may elect to have payroll deductions withheld from their eligible compensation on each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period; provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the TSX over the final five trading days of such offering period. The maximum number of shares that may be issued under the ESPP is 1,000,000. Under the ESPP, employees purchased 29,808 of the Company’s common shares for $3,909 during the year ended December 31, 2023. Under the ESPP, employees purchased 26,582 of the Company’s common shares for $3,270 during the year ended December 31, 2022. Under the ESPP, employees purchased 10,813 of the Company’s common shares for $1,222 during the year ended December 31, 2021.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Cash Dividend

The Board of Directors of the Company authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2023, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.03, from $0.255 to $0.285 per Company common share. Cash dividends of $270,604, $243,013 and $220,203 were paid during the years ended December 31, 2023, 2022 and 2021, respectively.

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

The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including the Company’s capital structure, the market price of the common shares, any share buyback taxes applicable and overall market conditions. All common shares purchased under the NCIB will be immediately cancelled following their repurchase.

For the year ended December 31, 2023, the Company did not repurchase any common shares pursuant to the NCIB in effect during that period.  For the year ended December 31, 2022, the Company repurchased 3,388,155 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $424,999.  For the year ended December 31, 2021, the Company repurchased 3,003,822 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $338,993. As of December 31, 2023, the remaining maximum number of shares available for repurchase under the NCIB was 12,881,534.

Common Shares

The Company is authorized to issue an unlimited number of common shares, that have no par value, and uses reserved but unissued common shares to satisfy its obligations under its equity-based compensation plans. As of December 31, 2023, the Company has reserved the following common shares for issuance:

For outstanding RSUs, PSUs and warrants	2,062,801
For future grants under the 2016 Incentive Award Plan	2,683,803
For future grants under the Employee Share Purchase Plan	917,371
5,663,975

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Common Shares Held in Trust

Common shares held in trust at December 31, 2023 consist of 59,442 shares of the Company held in a trust that were acquired by Progressive Waste prior to June 1, 2016 for the benefit of its U.S. and Canadian employees participating in certain share-based compensation plans. A total of 735,171 common shares were held in the trust on June 1, 2016 when it was acquired by the Company in the Progressive Waste acquisition. Common shares held in trust are classified as treasury shares in the Company’s Consolidated Balance Sheets. The Company will sell shares out of the trust and remit cash or shares to employees and non-employee directors as restricted share units vest and deferred share units settle, under the Progressive Waste share-based compensation plans that were continued by the Company. During the years ended December 31, 2023, 2022 and 2021, the Company sold 6,017, 5,203 and 3,522 common shares held in the trust, respectively, to settle vested restricted share units and deferred share units.

Special Shares

The Company is authorized to issue an unlimited number of special shares. Holders of special shares are entitled to one vote in matters of the Company for each special share held. The special shares carry no right to receive dividends or to receive the remaining property or assets of the Company upon dissolution or wind-up. At December 31, 2023, 2022 and 2021, no special shares were issued.

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares, issuable in series. Each series of preferred shares issued shall have rights, privileges, restrictions and conditions as determined by the Board of Directors prior to their issuance. Preferred shareholders are not entitled to vote, but take preference over the common shareholders rights in the remaining property and assets of the Company in the event of dissolution or wind-up. At December 31, 2023, 2022 and 2021, no preferred shares were issued.

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

Restricted Share Units

A summary of the Company’s RSU activity is presented below:

	Years Ended December 31,
	2023	2022	2021
Weighted average grant-date fair value of restricted share units granted	$133.65	$121.26	$100.27
Total fair value of restricted share units vested	$39,754	$28,751	$26,711

A summary of activity related to RSUs during the year ended December 31, 2023, is presented below:

		Weighted-Average
		Grant Date Fair
	Unvested Shares	Value Per Share
Outstanding at December 31, 2022	955,999	$109.29
Granted	414,309	$133.65
Forfeited	(55,920)	$122.22
Vested and issued	(378,121)	$105.14
Outstanding at December 31, 2023	936,267	$120.97

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At December 31, 2023, 2022 and 2021, the Company had 49,129, 81,352 and 100,861 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of the Company’s PSU activity is presented below:

	Years Ended December 31,
	2023	2022	2021
Weighted average grant-date fair value of PSUs granted	$133.83	$117.94	$96.99
Total fair value of PSUs vested	$20,196	$4,674	$10,954

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A summary of activity related to PSUs during the year ended December 31, 2023, is presented below:

		Weighted-Average
		Grant Date Fair
	Unvested Shares	Value Per Share
Outstanding at December 31, 2022	341,850	$103.53
Granted	113,347	$133.83
Vested and issued	(195,665)	$103.22
Outstanding at December 31, 2023	259,532	$113.68

During the year ended December 31, 2023, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2025.  During the year ended December 31, 2022, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2024.  During the year ended December 31, 2021, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company was required to meet before those awards were earned, and the performance period for those grants ended on December 31, 2023.  The Compensation Committee determines the achievement of performance results and corresponding vesting of PSUs for each performance period.

Share Purchase Warrants

The Company has outstanding share purchase warrants issued under the 2016 Plan. Warrants to purchase the Company’s common shares were issued to certain consultants to the Company. Warrants issued were fully vested and exercisable at the date of grant. Warrants outstanding at December 31, 2023, expire between 2024 and 2028.

A summary of warrant activity during the year ended December 31, 2023, is presented below:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2022	854,630	$122.81
Granted	129,557	$136.58
Forfeited	(137,997)	$112.58
Exercised	(28,317)	$89.98
Outstanding at December 31, 2023	817,873	$127.85

The following table summarizes information about warrants outstanding as of December 31, 2023 and 2022:

			Fair Value of
	Warrants		Warrants	Outstanding at December 31,
Grant Date	Issued	Exercise Price	Issued	2023	2022
Throughout 2018	163,995	$70.91 to $80.90	$2,591	—	45,024
Throughout 2019	151,008	$74.25 to $95.61	$2,634	25,490	66,977
Throughout 2020	164,890	$72.65 to $104.89	$3,140	145,586	146,386
Throughout 2021	218,166	$99.33 to $135.97	$5,584	191,155	215,765
Throughout 2022	380,478	$125.32 to $143.95	$12,972	326,085	380,478
Throughout 2023	129,557	$129.75 to $142.93	$5,133	129,557	—
				817,873	854,630

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Deferred Share Units

A summary of the Company’s deferred share units (“DSUs”) activity is presented below:

	Years Ended December 31,
	2023	2022	2021
Weighted average grant-date fair value of DSUs granted	$136.47	$121.00	$99.80
Total fair value of DSUs awarded	$538	$253	$285

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition.

A summary of activity related to DSUs during the year ended December 31, 2023, is presented below:

		Weighted-Average
		Grant Date Fair
	Vested Shares	Value Per Share
Outstanding at December 31, 2022	26,536	$68.55
Granted	3,945	$136.47
Outstanding at December 31, 2023	30,481	$77.34

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste RSUs during the year ended December 31, 2023, is presented below:

Outstanding at December 31, 2022	57,829
Cash settled	(6,017)
Outstanding at December 31, 2023	51,812

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  All remaining RSUs were vested as of December 31, 2019.

Share-Based Options

Share-based options outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting. A summary of activity related to Progressive Waste share-based options during the year ended December 31, 2023, is presented below:

Outstanding at December 31, 2022	43,570
Cash settled	(11,774)
Expired	(31,796)
Outstanding at December 31, 2023	—

No share-based options under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016. All outstanding share-based options were vested as of December 31, 2017.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

15.   OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2023, 2022 and 2021, are as follows:

	Year Ended December 31, 2023
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(19,607)	$5,196	$(14,411)
Changes in fair value of interest rate swaps	10,588	(2,806)	7,782
Foreign currency translation adjustment	53,633	—	53,633
	$44,614	$2,390	$47,004

	Year Ended December 31, 2022
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$6,551	$(1,736)	$4,815
Changes in fair value of interest rate swaps	76,336	(20,229)	56,107
Foreign currency translation adjustment	(157,336)	—	(157,336)
	$(74,449)	$(21,965)	$(96,414)

	Year Ended December 31, 2021
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$20,321	$(5,385)	$14,936
Changes in fair value of interest rate swaps	23,287	(6,171)	17,116
Foreign currency translation adjustment	8,183	—	8,183
	$51,791	$(11,556)	$40,235

A roll forward of the amounts included in AOCIL, net of taxes, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2021	$(37,544)	$77,128	$39,584
Amounts reclassified into earnings	4,815	—	4,815
Changes in fair value	56,107	—	56,107
Foreign currency translation adjustment	—	(157,336)	(157,336)
Balance at December 31, 2022	23,378	(80,208)	(56,830)
Amounts reclassified into earnings	(14,411)	—	(14,411)
Changes in fair value	7,782	—	7,782
Foreign currency translation adjustment	—	53,633	53,633
Balance at December 31, 2023	$16,749	$(26,575)	$(9,826)

16.   INCOME TAXES

The Company’s operations are conducted through its various subsidiaries in countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Income before provision for income taxes consists of the following:

	Years Ended December 31,
	2023	2022	2021
U.S.	$622,041	$734,126	$574,737
Non – U.S.	361,460	314,837	196,005
Income before income taxes	$983,501	$1,048,963	$770,742

The provision for income taxes consists of the following:

	Years Ended December 31,
	2023	2022	2021
Current:
U.S. Federal	$120,420	$59,675	$71,180
State	50,713	28,770	34,439
Non – U.S.	43,213	31,036	32,071
	214,346	119,481	137,690
Deferred:
U.S. Federal	14,130	95,397	51,534
State	(1,931)	16,840	5,093
Non – U.S.	(5,870)	(18,756)	(42,064)
	6,329	93,481	14,563
Provision for income taxes	$220,675	$212,962	$152,253

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

	Years Ended December 31,
	2023	2022	2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.3	4.2	4.7
Deferred income tax liability adjustments	0.3	—	0.3
Effect of international operations	(3.9)	(4.0)	(6.3)
Other	0.7	(0.9)	0.1
	22.4%	20.3%	19.8%

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The significant components of deferred income tax assets and liabilities, reduced by valuation allowances as applicable, are presented below:

	December 31,
	2023	2022
Deferred income tax assets:
Accrued expenses	$33,358	$33,680
Compensation	25,781	23,194
Contingent liabilities	27,154	19,966
Tax credits and loss carryforwards	23,877	33,019
Landfill closure and post-closure	12,476	—
Finance costs	6,968	13,856
Other	14,036	—
Gross deferred income tax assets	143,650	123,715
Less: Valuation allowance	—	—
Total deferred income tax assets	143,650	123,715

Deferred income tax liabilities:
Goodwill and other intangibles	(471,074)	(434,500)
Property and equipment	(602,453)	(579,615)
Landfill closure and post-closure	—	(22,745)
Prepaid expenses	(15,428)	(15,088)
Investment in subsidiaries	(71,136)	(69,257)
Interest rate swaps	(6,039)	(8,429)
Other	—	(7,823)
Total deferred income tax liabilities	(1,166,130)	(1,137,457)
Net deferred income tax liability	$(1,022,480)	$(1,013,742)

The Company has $51,318 of Canadian tax loss carryforwards with a 20-year carryforward period which will begin to expire in 2036, as well as various U.S. state tax losses with carryforward periods up to 20 years.

As of December 31, 2023, the Company had undistributed earnings of approximately $3,832,677 for which income taxes have not been provided on permanently reinvested earnings of approximately $2,657,677. Additionally, the Company has not recorded deferred taxes on the amount of financial reporting basis in excess of tax basis of approximately $388,735 attributable to the Company’s non-U.S. subsidiaries which are permanently reinvested. It is not practical to estimate the additional tax that may become payable upon the eventual repatriation of these amounts; however, the tax impacts could result in a material increase to the Company’s effective tax rate.

The Company and its subsidiaries are subject to U.S. federal and Canadian income tax, which are its principal operating jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2019. Additionally, the normal reassessment period for the Company has expired for all Canadian federal income tax matters for years through 2018.

The Company did not have any unrecognized tax benefits recorded at December 31, 2023, 2022 or 2021. The Company does not anticipate the total amount of unrecognized tax benefits will significantly change by December 31, 2024. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Effective April 1, 2023, the Company modified its organizational structure under new regional operating segments as the result of continued growth in its business.  The Company now reports revenue and segment EBITDA based on the following six geographic solid waste operating segments: Western, Southern, Central, Eastern, Canada and MidSouth.  A small number of operating locations have been reallocated from the Western segment to the Central segment, the previous Eastern segment has been bifurcated into two smaller geographies now referred to as the Eastern segment and MidSouth segment, and a small number of operating locations have been reallocated from the Southern segment to the MidSouth segment. The Company’s six geographic solid waste operating segments comprise its reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  While certain corporate or regional overhead expense allocations may affect comparability on a period-over-period basis, the segment information presented herein reflects the realignment of these regions.

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

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2023, 2022 and 2021, is shown in the following tables:

Year Ended		Intercompany	Reported	Segment	Depreciation and	Capital
December 31, 2023	Revenue	Revenue(b)	Revenue	EBITDA(c)	Amortization	Expenditures	Total Assets(e)
Western	$1,878,843	$(209,554)	$1,669,289	$483,205	$199,426	$192,148	$3,432,529
Southern	1,846,713	(204,439)	1,642,274	518,002	179,948	166,961	3,501,953
Central	1,620,908	(180,751)	1,440,157	512,283	169,370	171,748	2,811,016
Eastern	1,639,351	(259,118)	1,380,233	353,061	207,909	143,484	3,228,244
Canada	1,109,164	(113,322)	995,842	390,664	121,326	105,453	2,794,795
MidSouth	1,072,753	(178,597)	894,156	246,136	117,397	135,650	1,705,180
Corporate(a), (d)	—	—	—	(25,032)	7,835	18,556	442,159
	$9,167,732	$(1,145,781)	$8,021,951	$2,478,319	$1,003,211	$934,000	$17,915,876

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Year Ended		Intercompany	Reported	Segment	Depreciation and	Capital
December 31, 2022	Revenue	Revenue(b)	Revenue	EBITDA(c)	Amortization	Expenditures	Total Assets(e)
Western	$1,605,574	$(177,543)	$1,428,031	$424,935	$155,882	$232,714	$3,239,679
Southern	1,670,864	(176,425)	1,494,439	466,519	175,614	151,093	3,410,888
Central	1,447,703	(159,355)	1,288,348	446,315	156,895	181,065	2,803,853
Eastern	1,445,193	(211,498)	1,233,695	281,522	190,480	138,028	2,752,436
Canada	1,047,672	(107,048)	940,624	349,403	118,388	70,051	2,773,882
MidSouth	992,922	(166,200)	826,722	235,705	112,866	133,849	1,727,323
Corporate(a), (d)	—	—	—	(25,019)	8,835	5,877	426,542
	$8,209,928	$(998,069)	$7,211,859	$2,179,380	$918,960	$912,677	$17,134,603

Year Ended		Intercompany	Reported	Segment	Depreciation and	Capital
December 31, 2021	Revenue	Revenue(b)	Revenue	EBITDA(c)	Amortization	Expenditures	Total Assets(e)
Western	$1,383,124	$(154,498)	$1,228,626	$386,513	$126,192	$147,556	$2,168,804
Southern	1,493,588	(172,526)	1,321,062	369,221	173,235	139,258	3,154,940
Central	1,243,666	(142,261)	1,101,405	379,644	138,683	149,360	2,429,811
Eastern	1,111,546	(155,836)	955,710	245,091	156,499	90,212	2,314,663
Canada	965,705	(108,982)	856,723	339,859	111,458	68,183	2,513,608
MidSouth	832,386	(144,551)	687,835	184,218	97,564	101,098	1,690,234
Corporate(a), (d)	—	—	—	(19,596)	9,378	48,648	427,864
	$7,030,015	$(878,654)	$6,151,361	$1,884,950	$813,009	$744,315	$14,699,924
(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA of the Company’s Corporate segment for the periods presented.
(b)

Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in Note 3.
(d)	Corporate assets include cash, debt issuance costs, equity investments, operating lease right-of-use assets and corporate facility leasehold improvements and equipment.
(e)	Goodwill is included within total assets for each of the Company’s six operating segments.

The following table shows changes in goodwill during the years ended December 31, 2022 and 2023, by reportable segment:

	Western	Southern	Central	Eastern	Canada	MidSouth	Total
Balance as of December 31, 2021	$503,223	$1,457,437	$931,269	$992,578	$1,559,512	$743,624	$6,187,643
Goodwill acquired	229,112	90,457	72,201	196,533	235,095	1,193	824,591
Impact of changes in foreign currency	—	—	—	—	(109,937)	—	(109,937)
Balance as of December 31, 2022	732,335	1,547,894	1,003,470	1,189,111	1,684,670	744,817	6,902,297
Goodwill acquired	47,120	11,809	6,461	398,380	—	1,366	465,136
Goodwill acquisition adjustments	—	—	—	—	(2,215)	—	(2,215)
Goodwill divested	—	—	(1,431)	—	—	—	(1,431)
Impact of changes in foreign currency	—	—	—	—	40,613	—	40,613
Balance as of December 31, 2023	$779,455	$1,559,703	$1,008,500	$1,587,491	$1,723,068	$746,183	$7,404,400

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Property and equipment, net relating to operations in the United States and Canada are as follows:

	December 31,
	2023	2022
United States	$6,456,319	$6,201,011
Canada	772,012	749,904
Total	$7,228,331	$6,950,915

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Consolidated Statements of Net Income is as follows:

	Years ended December 31,
	2023	2022	2021
Western segment EBITDA	$483,205	$424,935	$386,513
Southern segment EBITDA	518,002	466,519	369,221
Central segment EBITDA	512,283	446,315	379,644
Eastern segment EBITDA	353,061	281,522	245,091
Canada segment EBITDA	390,664	349,403	339,859
MidSouth segment EBITDA	246,136	235,705	184,218
Subtotal reportable segments	2,503,351	2,204,399	1,904,546
Unallocated corporate overhead	(25,032)	(25,019)	(19,596)
Depreciation	(845,638)	(763,285)	(673,730)
Amortization of intangibles	(157,573)	(155,675)	(139,279)
Impairments and other operating items	(238,796)	(18,230)	(32,316)
Interest expense	(274,642)	(202,331)	(162,796)
Interest income	9,350	5,950	2,916
Other income, net	12,481	3,154	6,285
Loss on early extinguishment of debt	—	—	(115,288)
Income before income tax provision	$983,501	$1,048,963	$770,742

18.   NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$762,800	$835,662	$618,047
Denominator:
Basic shares outstanding	257,551,129	257,383,578	261,166,723
Dilutive effect of equity-based awards	598,115	655,223	561,747
Diluted shares outstanding	258,149,244	258,038,801	261,728,470

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

Certain of Waste Connections’ subsidiaries also have voluntary savings and investment plans in the U.S. (the “401(k) Plans”). The 401(k) Plans are available to all eligible U.S. employees of Waste Connections and its subsidiaries. Waste Connections and its subsidiaries make matching contributions under the 401(k) Plans of 100% of every dollar of a participating employee’s contributions until the employee’s contributions equal 5% of the employee’s eligible compensation, subject to certain limitations imposed by the U.S. Internal Revenue Code.

Total employer expenses, including employer matching contributions, for the DPSP and 401(k) Plans were $42,100, $37,165 and $31,834, respectively, during the years ended December 31, 2023, 2022 and 2021. These amounts include matching contributions Waste Connections made under the Deferred Compensation Plan, described below.

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

								Expiration
	EIN/Pension Plan							Date of
	Number/	Pension Protection Act		FIP/RP				Collective
	Registration	Zone Status (a)		Status	Company Contributions (d)			Bargaining
Plan Name	Number	2023	2022	(b),(c)	2023	2022	2021	Agreement
Western Conference of Teamsters Pension Trust	91-6145047 - 001	Green	Green	Not applicable	$8,747	$5,803	$4,963	6/30/2023 to 6/30/2028
Local 731, I.B. of T., Pension Fund	36-6513567 - 001	Green for the plan year beginning 10/1/2022	Green for the plan year beginning 10/1/2021	Not applicable	4,939	4,484	4,504	9/30/2028
Suburban Teamsters of Northern Illinois Pension Fund	36-6155778 - 001	Green	Green	Not applicable	2,671	2,516	2,300	2/29/2024
Teamsters Local 301 Pension Fund	36-6492992 - 001	Green	Green	Not applicable	1,183	1,310	841	9/30/2028
Midwest Operating Engineers Pension Plan	36-6140097 - 001	Green for the plan year beginning 4/1/2023	Green for the plan year beginning 4/1/2022	Not applicable	704	542	424	10/31/2025
Local 813 Pension Trust Fund	13-1975659 - 001	Critical and Declining for the plan year beginning 1/1/2023	Critical	Implemented	557	429	258	11/30/2027
Automobile Mechanics’ Local No. 701 Union and Industry Pension Fund	36-6042061 - 001	Green	Green	Not applicable	452	470	439	12/31/2025
Locals 302 & 612 of the IOUE - Employers Construction Industry Retirement Plan	91-6028571 - 001	Green	Green	Not applicable	341	338	313	11/30/2026
IAM National Pension Fund	51-6031295 - 002	Critical	Critical	Implemented	338	342	299	12/31/2025
International Union of Operating Engineers Pension Trust	85512-1	Green as of 4/30/2022	Green as of 4/30/2020	Not applicable	285	281	295	3/31/2024 to 3/31/2025
Multi-Sector Pension Plan	1085653	Critical as of 1/1/2022	Critical as of 1/1/2021	Not applicable	246	249	265	12/31/2023
Recycling and General Industrial Union Local 108 Pension Fund	13-6366378 - 001	Green	Green	Not applicable	225	230	217	2/28/2027
Nurses and Local 813 IBT Retirement Plan	13-3628926 - 001	Green	Green	Not applicable	121	97	58	11/30/2027
Contributions to other multiemployer plans					185	65	75
					$20,994	$17,156	$15,251

(a)	Unless otherwise noted in the table above, the most recent Pension Protection Act zone status available in 2023 and 2022 is for the plans’ years ended December 31, 2022 and 2021, respectively.
(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

(c)

A multiemployer defined benefit pension plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter, until certain conditions are met. The Company was not required to pay a surcharge to these plans during the years ended December 31, 2023 and 2022.

(d)

Of the Multiemployer Pension Plans considered to be individually significant, the Company was listed in the Form 5500 as providing more than 5% of the total contributions for the following: 1) Local No. 731, I.B. of T., Pension Fund for plan years ending September 30, 2022, 2021 and 2020; 2) Teamsters Local 301 Pension Fund for plan years ending December 31, 2022, 2021 and 2020; 3) Suburban Teamsters of Northern Illinois Pension Plan for the plan years ending December 31, 2022, 2021 and 2020; and 4) Recycling and General Industrial Union Local 108 Pension Fund for the plan years ending December 31, 2022, 2021 and 2020.

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

Deferred Compensation Plan: The Waste Connections US, Inc. Nonqualified Deferred Compensation Plan was assumed by the Company on June 1, 2016 (as amended, restated, assumed, supplemented or otherwise modified from time to time, the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation program under which the eligible participants, including officers and certain employees who meet a minimum salary threshold, may voluntarily elect to defer up to 80% of their base salaries and up to 100% of their bonuses, commissions and restricted share unit grants. Effective as of December 1, 2014, the Board of Directors determined to discontinue the option to allow eligible participants to defer restricted share unit grants pursuant to the Deferred Compensation Plan. Members of the Company’s Board of Directors are eligible to participate in the Deferred Compensation Plan with respect to their director fees. Although the Company periodically contributes the amount of its obligation under the plan to a trust for the benefit of the participants, any compensation deferred under the Deferred Compensation Plan constitutes an unsecured obligation of the Company to pay the participants in the future and, as such, is subject to the claims of other creditors in the event of insolvency proceedings. Participants may elect certain future distribution dates on which all or a portion of their accounts will be paid to them, including in the case of a change in control of the Company. Their accounts will be distributed to them in cash, except for amounts credited with respect to deferred restricted share unit grants, which will be distributed in the Company’s common shares pursuant to the 2004 Plan. In addition to the amount of participants’ contributions, the Company will pay participants an amount reflecting a deemed return based on the returns of various mutual funds or measurement funds selected by the participants, except in the case of restricted share units that were deferred and not subsequently exchanged into a measurement fund pursuant to the terms of the Deferred Compensation Plan, which will be credited to their accounts as Company common shares. The measurement funds are used only to determine the amount of return the Company pays to participants and participant funds are not actually invested in the measurement fund, nor are any Company common shares acquired under the Deferred Compensation Plan. For the years ended December 31, 2023, 2022 and 2021, the Company also made matching contributions to the Deferred Compensation Plan of 100% of every dollar of a participating employee’s pre-tax eligible contributions until the employee’s contributions equaled 5% of the employee’s eligible compensation, less the amount of any match the Company made on behalf of the employee under the Waste Connections 401(k) Plan, and subject to certain deferral limitations imposed by the U.S. Internal Revenue Code on 401(k) plans. The Company’s total liability for deferred compensation at December 31, 2023 and 2022 was $42,270 and $40,407, respectively, which was recorded in Other long-term liabilities in the Consolidated Balance Sheets.

20.   SUBSEQUENT EVENT

On February 13, 2024, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.285 per Company common share. The dividend will be paid on March 13, 2024, to shareholders of record on the close of business on February 28, 2024.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2023. In conducting our evaluation, we used the framework set forth in the report titled “Internal Control – Integrated Framework” (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Based on an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, there has been no change to our internal control over financial reporting that occurred during the three month period ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth above in Part I under “Information About Our Executive Officers” and in the paragraph below, the information required by Item 10 has been omitted from this Annual Report on Form 10-K, and is incorporated by reference to the sections “Election of Directors,” “Corporate Governance,” “Board Composition” and “Section 16(a) Beneficial Ownership Reporting Compliance” (if applicable) in our definitive Management Information Circular and Proxy Statement for the 2024 Annual Meeting of Shareholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2023 fiscal year.

We have adopted a Code of Conduct and Ethics that applies to our officers, including our principal executive officer, principal financial officer, principal accounting officer and all other officers, directors and employees. We have also adopted our Corporate Governance Guidelines and Board Charter to promote the effective functioning of our Board of Directors and its committees, to promote the interests of shareholders and to ensure a common set of expectations concerning how the Board, its committees and management should perform their respective functions. Our Code of Conduct and Ethics and our Corporate Governance Guidelines and Board Charter are available on our website at www.wasteconnections.com as are the charters of our Board’s Audit, Nominating and Corporate Governance and Compensation Committees. Information on or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waiver from, a provision of our Code of Conduct and Ethics by posting such information on our website.

Shareholders may also obtain copies of the corporate governance documents discussed above by contacting our Secretary at 3 Waterway Square Place, Suite 110, The Woodlands, Texas 77380, or (832) 442-2200.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 11 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections Compensation Discussion and Analysis,” “Executive Compensation Tables and Additional Information,” “Corporate Governance,” and “Board Composition” in our definitive Management Information Circular and Proxy Statement for the 2024 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by Item 12 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Share Ownership” and “Equity Compensation Plan Information” in our definitive Management Information Circular and Proxy Statement for the 2024 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Certain Relationships and Related Transactions,” “Corporate Governance” and Board Composition” in our definitive Management Information Circular and Proxy Statement for the 2024 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the section “Appointment of Independent Registered Public Accounting Firm and Authorization of the Board of Directors to Fix the Remuneration of the Independent Registered Public Accounting Firm” in our definitive Management Information Circular and Proxy Statement for the 2024 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   See Index to Consolidated Financial Statements on page 79. The following Financial Statement Schedule is filed herewith on page 146 and made a part of this Annual Report on Form 10-K:

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

Exhibit Number	Description of Exhibits
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

Exhibit Number	Description of Exhibits

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

10.13 +

Separation Benefits Plan of Waste Connections US, Inc., as amended and restated effective July 26, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 3, 2022)

10.14 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Darrell W. Chambliss, effective July 25, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on July 30, 2019)

10.15 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and James M. Little, effective July 25, 2019 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on July 30, 2019)

10.16 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Patrick J. Shea, effective July 25, 2019 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on July 30, 2019)

10.17 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Mary Anne Whitney, effective February 1, 2021 (incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K filed on February 18, 2021)

10.18 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Robert M. Cloninger, effective February 1, 2022 (incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K filed on February 17, 2022)

10.19 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Susan R. Netherton, effective February 1, 2022 (incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K filed on February 17, 2022)

10.20 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Matthew S. Black, effective March 30, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on April 27, 2023)

10.21 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and David G. Eddie, effective March 30, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on April 27, 2023)

10.22 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Ronald J. Mittelstaedt, effective April 23, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on April 24, 2023)

10.23 +

Separation Agreement and General Release by and between Waste Connections US, Inc. and Worthing F. Jackman, effective April 23, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on April 24, 2023)

Exhibit Number	Description of Exhibits
10.24 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Eric O. Hansen, effective July 10, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 3, 2023)

10.25 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Rob Nielsen, effective July 10, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on August 3, 2023)

10.26 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Phil Rivard, effective July 10, 2023 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on August 3, 2023)

10.27 +

Employment Agreement by and between Waste Connections of Canada Inc. and Dan Pio, effective October 20, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on October 26, 2023)

10.28 +

Form of Addendum to Letter Agreement dated November 10, 2022, between Waste Connections US, Inc. and each of its officers party to a Letter Agreement dated before July 26, 2022 (incorporated by reference to Exhibit 10.27 of the Registrant’s Form 10-K filed on February 16, 2023)

10.29 +	Waste Connections, Inc. 2020 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K filed on February 18, 2021)

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of Independent Registered Public Accounting Firm

24.1 *	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1 *	Certification of Chief Executive Officer

31.2 *	Certification of Chief Financial Officer

32.1 *	Certificate of Chief Executive Officer

32.2 *	Certificate of Chief Financial Officer

97.1 *	Waste Connections, Inc. Compensation Recoupment Policy

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith.
+	Management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waste Connections, Inc.

	By:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
Date: February 14, 2024		President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald J. Mittelstaedt and Mary Anne Whitney, jointly and severally, his or her true and lawful attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities to sign any amendments to this Annual Report on Form 10-K, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and the securities commissions or similar regulatory authorities in Canada, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald J. Mittelstaedt	President and Chief Executive Officer
Ronald J. Mittelstaedt	(principal executive officer)	February 14, 2024

/s/ Mary Anne Whitney	Executive Vice President and Chief Financial Officer
Mary Anne Whitney	(principal financial officer)	February 14, 2024

/s/ Matthew S. Black	Senior Vice President – Chief Accounting Officer
Matthew S. Black	(principal accounting officer)	February 14, 2024

/s/ Andrea E. Bertone
Andrea E. Bertone	Director	February 14, 2024

/s/ Edward E. Guillet
Edward E. Guillet	Director	February 14, 2024

/s/ Michael W. Harlan
Michael W. Harlan	Director	February 14, 2024

/s/ Larry S. Hughes
Larry S. Hughes	Director	February 14, 2024

/s/ Elise L. Jordan
Elise L. Jordan	Director	February 14, 2024

/s/ Susan Lee
Susan Lee	Director	February 14, 2024

/s/ William J. Razzouk
William J. Razzouk	Director	February 14, 2024

WASTE CONNECTIONS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2023, 2022 and 2021

(in thousands of U.S. dollars)

		Additions		Deductions
	Balance at	Charged to	Charged to	(Write-offs,
	Beginning of	Costs and	Other	Net of	Balance at End
Description	Year	Expenses	Accounts	Collections)	of Year
Allowance for Credit Losses:
Year Ended December 31, 2023	$22,939	$17,504	$—	$(16,890)	$23,553
Year Ended December 31, 2022	$18,480	$17,259	$—	$(12,800)	$22,939
Year Ended December 31, 2021	$19,380	$9,727	$—	$(10,627)	$18,480