Form 10-Q
period 2024-03-31
Waste Connections, Inc.
filed 2024-04-25
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of April 12, 2024: 258,021,193 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and equivalents	$111,985	$78,399
Accounts receivable, net of allowance for credit losses of $22,858 and $23,553 at March 31, 2024 and December 31, 2023, respectively	896,682	856,953
Prepaid expenses and other current assets	208,387	206,433
Total current assets	1,217,054	1,141,785

Restricted cash	105,683	105,639
Restricted investments	74,655	70,350
Property and equipment, net	7,827,304	7,228,331
Operating lease right-of-use assets	273,371	261,782
Goodwill	7,597,175	7,404,400
Intangible assets, net	1,877,226	1,603,541
Other assets, net	110,192	100,048
Total assets	$19,082,660	$17,915,876
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$589,861	$642,455
Book overdraft	14,584	14,855
Deferred revenue	370,380	355,203
Accrued liabilities	507,259	521,428
Current portion of operating lease liabilities	36,430	32,533
Current portion of contingent consideration	96,931	94,996
Current portion of long-term debt and notes payable	16,096	26,462
Total current liabilities	1,631,541	1,687,932

Long-term portion of debt and notes payable	7,795,191	6,724,771
Long-term portion of operating lease liabilities	249,419	238,440
Long-term portion of contingent consideration	20,802	20,034
Deferred income taxes	1,052,508	1,022,480
Other long-term liabilities	542,239	524,438
Total liabilities	11,291,700	10,218,095

Commitments and contingencies (Note 17)

Equity:
Common shares: 258,019,417 shares issued and 257,961,725 shares outstanding at March 31, 2024; 257,659,921 shares issued and 257,600,479 shares outstanding at December 31, 2023	3,279,130	3,276,661
Additional paid-in capital	272,450	284,284
Accumulated other comprehensive loss	(62,836)	(9,826)
Treasury shares: 57,692 and 59,442 shares at March 31, 2024 and December 31, 2023, respectively	—	—
Retained earnings	4,298,171	4,141,690
Total Waste Connections’ equity	7,786,915	7,692,809
Noncontrolling interest in subsidiaries	4,045	4,972
Total equity	7,790,960	7,697,781
Total liabilities and equity	$19,082,660	$17,915,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues	$2,072,653	$1,900,503
Operating expenses:
Cost of operations	1,221,783	1,146,941
Selling, general and administrative	220,735	193,667
Depreciation	222,691	204,059
Amortization of intangibles	40,290	39,282
Impairments and other operating items	354	1,865
Operating income	366,800	314,689

Interest expense	(78,488)	(68,353)
Interest income	2,051	2,715
Other income (expense), net	(1,823)	3,174
Income before income tax provision	288,540	252,225

Income tax provision	(59,413)	(54,389)
Net income	229,127	197,836
Plus (less): Net loss (income) attributable to noncontrolling interests	927	(23)
Net income attributable to Waste Connections	$230,054	$197,813

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.89	$0.77
Diluted	$0.89	$0.77

Shares used in the per share calculations:
Basic	257,801,116	257,372,942
Diluted	258,482,473	257,988,971

Cash dividends per common share	$0.285	$0.255

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2024	2023
Net income	$229,127	$197,836

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(5,385)	(4,080)
Changes in fair value of interest rate swaps	9,972	(3,299)
Foreign currency translation adjustment	(56,381)	1,682
Other comprehensive income (loss), before tax	(51,794)	(5,697)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,216)	1,955
Other comprehensive income (loss), net of tax	(53,010)	(3,742)
Comprehensive income	176,117	194,094
Plus (less): Comprehensive loss (income) attributable to noncontrolling interests	927	(23)
Comprehensive income attributable to Waste Connections	$177,044	$194,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2023	257,600,479	$3,276,661	$284,284	$(9,826)	59,442	$—	$4,141,690	$4,972	$7,697,781
Sale of common shares held in trust	1,750	286	—	—	(1,750)	—	—	—	286
Vesting of restricted share units	329,996	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	153,555	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	19,149	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(256,512)	—	(30,850)	—	—	—	—	—	(30,850)
Equity-based compensation	—	—	19,016	—	—	—	—	—	19,016
Exercise of warrants	97,901	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	15,407	2,183	—	—	—	—	—	—	2,183
Cash dividends on common shares	—	—	—	—	—	—	(73,573)	—	(73,573)
Amounts reclassified into earnings, net of taxes	—	—	—	(3,958)	—	—	—	—	(3,958)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	7,329	—	—	—	—	7,329
Foreign currency translation adjustment	—	—	—	(56,381)	—	—	—	—	(56,381)
Net income (loss)	—	—	—	—	—	—	230,054	(927)	229,127
Balances at March 31, 2024	257,961,725	$3,279,130	$272,450	$(62,836)	57,692	$—	$4,298,171	$4,045	$7,790,960

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

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$229,127	$197,836
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	1,649	1,910
Depreciation	222,691	204,059
Amortization of intangibles	40,290	39,282
Deferred income taxes, net of acquisitions	30,395	28,229
Current period provision for expected credit losses	3,730	2,247
Amortization of debt issuance costs	4,055	1,621
Share-based compensation	21,952	18,469
Interest accretion	11,279	4,884
Adjustments to contingent consideration	—	(637)
Other	902	(2,937)
Net change in operating assets and liabilities, net of acquisitions	(75,761)	(52,605)
Net cash provided by operating activities	490,309	442,358

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(1,156,422)	(144,611)
Capital expenditures for property and equipment	(169,951)	(175,786)
Proceeds from disposal of assets	1,085	1,260
Other	(9,291)	1,378
Net cash used in investing activities	(1,334,579)	(317,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	2,353,022	336,649
Principal payments on notes payable and long-term debt	(1,350,932)	(320,027)
Payment of contingent consideration recorded at acquisition date	(11,295)	(1,319)
Change in book overdraft	(271)	5,421
Payments for cash dividends	(73,573)	(65,788)
Tax withholdings related to net share settlements of equity-based compensation	(30,850)	(22,966)
Debt issuance costs	(10,093)	—
Proceeds from issuance of shares under employee share purchase plan	2,183	1,841
Proceeds from sale of common shares held in trust	286	765
Net cash provided by (used in) financing activities	878,477	(65,424)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(577)	(54)

Net increase in cash, cash equivalents and restricted cash	33,630	59,121
Cash, cash equivalents and restricted cash at beginning of period	184,038	181,364
Cash, cash equivalents and restricted cash at end of period	$217,668	$240,485

Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$149,634	$34,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three month periods ended March 31, 2024 and 2023. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold.  The standard applies to all entities subject to income taxes.  For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024.  The guidance will be applied on a prospective basis with the option to apply the standard retrospectively.  Early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

4.REVENUE

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, non-hazardous oil and natural gas exploration and production (“E&P”) waste treatment, recovery and disposal services and intermodal services.  The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Commercial	$642,859	$602,279
Residential	546,211	514,053
Industrial and construction roll off	325,990	318,315
Total collection	1,515,060	1,434,647
Landfill	353,478	343,433
Transfer	301,882	273,521
Recycling	49,025	31,301
E&P	97,408	51,759
Intermodal and other	49,541	38,212
Intercompany	(293,741)	(272,370)
Total	$2,072,653	$1,900,503

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided.  Substantially all of the deferred revenue recorded as of December 31, 2023 was recognized as revenue during the three months ended March 31, 2024 when the service was performed.

See Note 10 for additional information regarding revenue by reportable segment.

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Condensed Consolidated Balance Sheets, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company would have recognized is one year or less. The Company had $26,102 and $25,977 of deferred sales incentives at March 31, 2024 and December 31, 2023, respectively.

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

The following is a rollforward of the Company’s allowance for credit losses for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$23,553	$22,939
Current period provision for expected credit losses	3,730	2,247
Write-offs charged against the allowance	(5,728)	(5,017)
Recoveries collected	1,356	2,068
Impact of changes in foreign currency	(53)	2
Ending balance	$22,858	$22,239

6.LANDFILL ACCOUNTING

At March 31, 2024, the Company’s landfills consisted of 100 owned landfills, five landfills operated under life-of-site operating agreements and seven landfills operated under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $3,297,752 at March 31, 2024. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Based on remaining permitted capacity as of March 31, 2024, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 32 years.  As of March 31, 2024, the Company is seeking to expand permitted capacity at nine of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 35 years.  The estimated remaining lives of the Company’s owned landfills and landfills operated under life-of-site operating agreements range from two to 382 years, with approximately 90% of the projected annual disposal volume from landfills with remaining lives of less than 70 years.

During the three months ended March 31, 2024 and 2023, the Company expensed $62,525 and $59,055, respectively, or an average of $5.29 and $5.06 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing “layers” for final capping, closure and post-closure liabilities is based on its long-term credit adjusted risk-free rate. The Company’s discount rate assumption for purposes of computing 2024 and 2023 “layers” for final capping, closure and post-closure obligations was 5.50% for both periods. The Company’s long-term inflation rate assumption is 2.75% for each of the years ending December 31, 2024 and 2023. The resulting final capping, closure and post-closure obligations are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the three months ended March 31, 2024 and 2023, the Company expensed $9,356 and $4,474, respectively, or an average of $0.78 and $0.38 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense. In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2023 to March 31, 2024:

Final capping, closure and post-closure liability at December 31, 2023	$522,233
Liability adjustments	(8,726)
Accretion expense associated with landfill obligations	9,356
Closure payments	(28,950)
Assumption of closure liabilities from acquisitions	48,220
Foreign currency translation adjustment	(829)
Final capping, closure and post-closure liability at March 31, 2024	$541,304

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Liability adjustments of $8,726 for the three months ended March 31, 2024, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.  In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical.

At March 31, 2024 and December 31, 2023, $7,655 and $12,381, respectively, of the Company’s restricted cash balance and $63,697 and $59,551, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

7.ACQUISITIONS

The Company acquired nine individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses and one E&P waste treatment and disposal business during the three months ended March 31, 2024.  The total transaction-related expenses incurred during the three months ended March 31, 2024 for these acquisitions were $9,847. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the three months ended March 31, 2024 and 2023:

	2024	2023
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$1,156,422	$144,611
Debt assumed	64,450	17,097
	1,220,872	161,708

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	51,852	3,882
Prepaid expenses and other current assets	9,951	2,290
Restricted investments	—	5,462
Operating lease right-of-use assets	2,317	587
Property and equipment	688,906	67,201
Long-term franchise agreements and contracts	77,384	58,630
Customer lists	102,418	1,527
Permits and other intangibles	136,868	2,403
Other assets	1,617	—
Accounts payable and accrued liabilities	(4,727)	(4,159)
Current portion of operating lease liabilities	(1,515)	(53)
Deferred revenue	(11,886)	(761)
Contingent consideration	(12,012)	(6,000)
Long-term portion of operating lease liabilities	(3,857)	(534)
Other long-term liabilities	(51,187)	(4,543)
Deferred income taxes	—	(1,077)
Total identifiable net assets	986,129	124,855
Goodwill	$234,743	$36,853

Goodwill acquired during the three months ended March 31, 2024 and 2023, totaling $234,743 and $36,853, respectively, is expected to be deductible for tax purposes. The fair value of acquired working capital related to nine individually immaterial acquisitions completed during the twelve months ended March 31, 2024, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these nine acquisitions are not expected to be material to the Company’s financial position. The adjustments recorded during the three months ended March 31, 2024 relating to finalizing the acquired working capital for the individually immaterial acquisitions completed during the twelve months ended March 31, 2024 were not material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the three months ended March 31, 2024, was $52,335, of which $483 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the three months ended March 31, 2023, was $4,164, of which $282 was expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

8.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at March 31, 2024:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$1,035,243	$(359,900)	$—	$675,343
Customer lists	905,627	(619,901)	—	285,726
Permits and other	919,818	(144,490)	(40,784)	734,544
	2,860,688	(1,124,291)	(40,784)	1,695,613
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$3,042,301	$(1,124,291)	$(40,784)	$1,877,226

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the three months ended March 31, 2024 was 12.1 years. The weighted-average amortization period of customer lists acquired during the three months ended March 31, 2024 was 10.1 years.  The weighted-average amortization period of finite-lived permits and other acquired during the three months ended March 31, 2024 was 40.0 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2023:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$960,033	$(343,099)	$—	$616,934
Customer lists	806,257	(606,192)	—	200,065
Permits and other	784,905	(139,192)	(40,784)	604,929
	2,551,195	(1,088,483)	(40,784)	1,421,928
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$2,732,808	$(1,088,483)	$(40,784)	$1,603,541

Estimated future amortization expense for the next five years relating to finite-lived intangible assets owned as of March 31, 2024 is as follows:

For the year ending December 31, 2024	$172,784
For the year ending December 31, 2025	$155,871
For the year ending December 31, 2026	$136,081
For the year ending December 31, 2027	$118,791
For the year ending December 31, 2028	$105,796

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

9.LONG-TERM DEBT

The following table presents the Company’s long-term debt at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Revolving Credit Agreement, bearing interest ranging from 6.30% to 6.43% (a)	$2,237,794	$—
Revolver under 2021 Revolving and Term Credit Agreement, bearing interest ranging from 6.40% to 8.50% (b)	—	453,245
Term loan under 2021 Revolving and Term Credit Agreement, bearing interest at 6.50% (b)	—	650,000
Term loan under 2022 Term Loan Agreement, bearing interest at 6.44% (b)	—	800,000
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
2.60% Senior Notes due 2030	600,000	600,000
2.20% Senior Notes due 2032	650,000	650,000
3.20% Senior Notes due 2032	500,000	500,000
4.20% Senior Notes due 2033	750,000	750,000
5.00% Senior Notes due 2034	750,000	—
3.05% Senior Notes due 2050	500,000	500,000
2.95% Senior Notes due 2052	850,000	850,000
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2028 to 2036 (a)	37,124	48,774
Finance leases, bearing interest ranging from 1.89% to 5.07%, with lease expiration dates ranging from 2026 to 2029 (a)	9,292	10,034
	7,884,210	6,812,053
Less – current portion	(16,096)	(26,462)
Less – unamortized debt discount and issuance costs	(72,923)	(60,820)
Long-term portion of debt and notes payable	$7,795,191	$6,724,771

____________________

(a)	Interest rates represent the interest rates at March 31, 2024.
(b)	Interest rates represent the interest rates at December 31, 2023.

2021 Revolving Credit and Term Loan Agreement

 On February 27, 2024, the Company used a portion of the proceeds from borrowings under the Revolving Credit Agreement (as defined and described below) to (i) prepay the amounts outstanding under that certain Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 30, 2021 (as amended, restated, supplemented or otherwise modified from time to time, the “2021 Revolving and Term Credit Agreement”), among the Company, as borrower, Bank of America, N.A., acting through its Canada Branch, as the global agent, the swing line lender and a letter of credit issuer, Bank of America, N.A., as the U.S. agent and a letter of credit issuer, and the lenders and any other financial institutions from time to time party thereto and (ii) terminate the 2021 Revolving and Term Credit Agreement and the loan documents associated therewith.

2022 Term Loan Agreement

On February 27, 2024, the Company used a portion of the proceeds from borrowings under the Revolving Credit Agreement to (i) prepay the amounts outstanding under that certain Term Loan Agreement, dated as of October 31, 2022

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

(as amended, restated, supplemented or otherwise modified from time to time, the “2022 Term Loan Agreement”), among the Company, as borrower, Bank of America, N.A., as administrative agent, and the lenders and any other financial institutions from time to time party thereto and (ii) terminate the 2022 Term Loan Agreement and the loan documents associated therewith.

Revolving Credit Agreement

On February 27, 2024, the Company, as borrower, Bank of America, N.A., acting through its Canada Branch, as the global agent, the swing line lender, and a letter of credit issuer, Bank of America, N.A., as the U.S. agent and a letter of credit issuer, and the other lenders from time to time party thereto (the “Lenders”) entered into that certain Revolving Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement”), pursuant to which the Lenders made loans and other credit extensions to the Company under a revolving credit facility.

Details of the Revolving Credit Agreement at March 31, 2024 and details of the 2021 Revolving and Term Credit Agreement at December 31, 2023 are as follows:

	March 31,	December 31,
	2024	2023
Revolver
Available	$723,386	$1,357,013
Letters of credit outstanding	$38,820	$39,742
Total amount drawn, as follows:	$2,237,794	$453,245
Amount drawn – U.S. Term SOFR rate loan	$1,150,000	$90,000
Interest rate applicable – U.S. Term SOFR rate loan	6.43%	6.46%
Amount drawn – U.S. Term SOFR rate loan	$45,000	$150,000
Interest rate applicable – U.S. Term SOFR rate loan	6.43%	6.50%
Amount drawn – U.S. base rate loan	$—	$28,000
Interest rate applicable – U.S. base rate loan	—%	8.50%
Amount drawn – Canadian Term CORRA loan	$987,444	$—
Interest rate applicable - Canadian term CORRA loan	6.30%	—%
Amount drawn – Canadian Term CORRA loan	$55,350	$—
Interest rate applicable - Canadian term CORRA loan	6.31%	—%
Amount drawn – Canadian prime rate loan	$—	$15,122
Interest rate applicable - Canadian prime rate loan	—%	7.20%
Amount drawn – Canadian bankers’ acceptance	$—	$153,111
Interest rate applicable – Canadian bankers’ acceptance	—%	6.46%
Amount drawn – Canadian bankers’ acceptance	$—	$17,012
Interest rate applicable – Canadian bankers’ acceptance	—%	6.40%
Commitment – rate applicable	0.09%	0.09%
Term loan
Amount drawn – U.S. Term SOFR rate loan	$—	$650,000
Interest rate applicable – U.S. Term SOFR rate loan	—%	6.50%

In addition to the $38,820 of letters of credit at March 31, 2024 issued and outstanding under the Revolving Credit Agreement, the Company has issued and outstanding letters of credit totaling $102,960 under facilities other than the Revolving Credit Agreement.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Pursuant to the terms and conditions of the Revolving Credit Agreement, the Lenders committed to provide the revolving credit facility as set forth above. The Revolving Credit Agreement (i) has a scheduled maturity date of February 27, 2029 (subject to certain extension mechanics therein by which the Company may request two additional one-year maturity date extensions), (ii) provides for revolving advances up to an aggregate principal amount of $3,000,000 at any one time outstanding (subject to satisfaction of certain conditions at the time advances are made) and (iii) provides for, at the Company’s discretion, flexibility for an uncommitted upsize of the aggregate principal amount by up to $1,000,000 (to an aggregate principal amount of up to $4,000,000). The Revolving Credit Agreement provides for letters of credit in an aggregate amount not to exceed $320,000 and swing line loans in an aggregate amount not to exceed $100,000, in each case, to be issued at the request of the Company subject to the terms therein and with such sublimits included in the aggregate commitments of the credit facility.

Advances are available under the Revolving Credit Agreement in U.S. dollars and Canadian dollars. Interest accrues on revolving advances, at the Company’s option, (i) at a term rate based on the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (or a successor administrator thereof) (“term SOFR”) or a base rate for U.S. dollar borrowings, plus an applicable margin, and (ii) at a term rate based on the Canadian Overnight Repo Rate Average as administered and published by the Bank of Canada (or a successor administrator thereof) (“term CORRA”) or at the Canadian prime rate for Canadian dollar borrowings, plus an applicable margin. Interest for term SOFR loans has a credit spread adjustment of 0.10% for all applicable interest periods and interest for term CORRA loans has a credit spread adjustment of 0.29547% for an interest period of one month’s duration and 0.32138% for an interest period of three months’ duration. Fees for letters of credit in U.S. dollars and Canadian dollars are also based on the applicable margin. The applicable margin used in connection with interest rates and fees is based on the debt rating of the Company’s public non-credit-enhanced, senior unsecured long-term debt (the “Debt Rating”). The applicable margin for term SOFR loans, term CORRA loans and letter of credit fees ranges from 0.750% to 1.250%, and the applicable margin for U.S. base rate loans, Canadian prime rate loans and swing line loans ranges from 0.00% to 0.250%. The Company will also pay a commitment fee based on the Debt Rating on the actual daily unused amount of the aggregate revolving commitments ranging from 0.065% to 0.150%.

Borrowings under the Revolving Credit Agreement are unsecured and there are no subsidiary guarantors under the Revolving Credit Agreement. The Revolving Credit Agreement contains customary representations, warranties, covenants and events of default, including, among others, a change of control event of default and limitations on the incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and burdensome agreements. During the continuance of an event of default, the Lenders may take a number of actions, including, among others, declaring the entire amount then outstanding under the Revolving Credit Agreement to be due and payable.

The Revolving Credit Agreement includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) Consolidated Total Funded Debt (as defined in the Revolving Credit Agreement) as of such date to (b) Consolidated EBITDA (as defined in the Revolving Credit Agreement), measured for the preceding 12 months, to not more than 3.75 to 1.00 (or 4.25 to 1.00 during material acquisition periods, subject to certain limitations). As of March 31, 2024, the Company was in compliance with all applicable covenants in the Revolving Credit Agreement.

Senior Notes

On February 21, 2024, the Company completed an underwritten public offering (the “Offering”) of $750,000 aggregate principal amount of its 5.00% Senior Notes due 2034 (the “2034 Senior Notes”). The Company issued the 2034 Senior Notes under the Indenture, dated as of November 16, 2018 (the “Base Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the Eighth Supplemental Indenture, dated as of February 21, 2024 (the “Supplemental Indenture” and the Base Indenture as so supplemented, the “Indenture”).

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company will pay interest on the 2034 Senior Notes on March 1 and September 1 of each year, beginning September 1, 2024, and the 2034 Senior Notes will mature on March 1, 2034. The 2034 Senior Notes are the Company’s senior unsecured obligations, ranking equally in right of payment with its other existing and future unsubordinated debt and senior to any of its future subordinated debt. The 2034 Senior Notes will not be guaranteed by any of the Company’s subsidiaries.

The Company may, prior to December 1, 2033 (three months before the maturity date) (the “Par Call Date”), redeem some or all of the 2034 Senior Notes, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount of the 2034 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2034 Senior Notes redeemed discounted to the redemption date (assuming the 2034 Senior Notes matured on the Par Call Date), plus, in either case, accrued and unpaid interest thereon to the redemption date. Commencing on December 1, 2033 (three months before the maturity date), the Company may redeem some or all of the 2034 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2034 Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date.

Under certain circumstances, the Company may become obligated to pay additional amounts (the “Additional Amounts”) with respect to the 2034 Senior Notes to ensure that the net amounts received by each holder of the 2034 Senior Notes will not be less than the amount such holder would have received if withholding taxes or deductions were not incurred on a payment under or with respect to the 2034 Senior Notes. If such payment of Additional Amounts are a result of a change in the laws or regulations, including a change in any official position, the introduction of an official position or a holding by a court of competent jurisdiction, of any jurisdiction from or through which payment is made by or on behalf of the 2034 Senior Notes having power to tax, and the Company cannot avoid such payments of Additional Amounts through reasonable measures, then the Company may redeem the 2034 Senior Notes then outstanding at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date).

If the Company experiences certain kinds of changes of control, each holder of the 2034 Senior Notes may require the Company to purchase all or a portion of the 2034 Senior Notes for cash at a price equal to 101% of the aggregate principal amount of such 2034 Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the purchase date.

The covenants in the Indenture include limitations on liens, sale-leaseback transactions and mergers and sales of all or substantially all of the Company’s assets. The Indenture also includes customary events of default with respect to the 2034 Senior Notes.

 Upon an Event of Default, the principal of and accrued and unpaid interest on all the 2034 Senior Notes may be declared to be due and payable by the Trustee or the holders of not less than 25% in principal amount of the outstanding 2034 Senior Notes. Upon such a declaration, such principal and accrued interest on all of the 2034 Senior Notes will be due and payable immediately. In the case of an Event of Default resulting from certain events of bankruptcy, insolvency or reorganization, the principal (or such specified amount) of and accrued and unpaid interest, if any, on all outstanding 2034 Senior Notes will become and be immediately due and payable without any declaration or other act on the part of the Trustee or any holder of the 2034 Senior Notes. Under certain circumstances, the holders of a majority in principal amount of the outstanding 2034 Senior Notes may rescind any such acceleration with respect to the 2034 Senior Notes and its consequences.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

10.SEGMENT REPORTING

The Company’s revenues are generated primarily from the collection, transfer, recycling and disposal of non-hazardous solid waste and the treatment, recovery and disposal of non-hazardous E&P waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

For the three months ended March 31, 2024, the Company managed its operations through the following six geographic solid waste operating segments: Western, Southern, Central, Eastern, Canada and MidSouth.  The Company’s six geographic solid waste operating segments comprise its reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Certain corporate or regional overhead expense allocations may affect comparability of the segment information presented herein on a period-over-period basis.

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

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2024 and 2023, is shown in the following tables:

Three Months Ended		Intercompany	Reported	Segment
March 31, 2024	Revenue	Revenue(b)	Revenue	EBITDA(c)
Western	$476,703	$(54,454)	$422,249	$113,050
Southern	473,953	(55,007)	418,946	128,412
Central	403,086	(42,159)	360,927	125,922
Eastern	431,969	(71,906)	360,063	95,016
Canada	307,346	(26,984)	280,362	121,361
MidSouth	273,337	(43,231)	230,106	57,507
Corporate(a)	—	—	—	(11,133)
	$2,366,394	$(293,741)	$2,072,653	$630,135

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Three Months Ended		Intercompany	Reported	Segment
March 31, 2023	Revenue	Revenue(b)	Revenue	EBITDA(c)
Western	$444,796	$(48,957)	$395,839	$110,689
Southern	451,000	(51,107)	399,893	121,914
Central	383,525	(43,540)	339,985	115,756
Eastern	388,797	(59,669)	329,128	73,275
Canada	253,670	(26,514)	227,156	82,984
MidSouth	251,085	(42,583)	208,502	57,731
Corporate(a)	—	—	—	(2,454)
	$2,172,873	$(272,370)	$1,900,503	$559,895

____________________

(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA of the Company’s Corporate segment for the periods presented.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

Total assets for each of the Company’s reportable segments at March 31, 2024 and December 31, 2023, were as follows:

	March 31,	December 31,
	2024	2023
Western	$3,434,367	$3,432,529
Southern	3,500,113	3,501,953
Central	2,793,648	2,811,016
Eastern	3,281,517	3,228,244
Canada	3,625,769	2,794,795
MidSouth	1,991,424	1,705,180
Corporate	455,822	442,159
Total Assets	$19,082,660	$17,915,876

The following tables show changes in goodwill during the three months ended March 31, 2024 and 2023, by reportable segment:

	Western	Southern	Central	Eastern	Canada	MidSouth	Total
Balance as of December 31, 2023	$779,455	$1,559,703	$1,008,500	$1,587,491	$1,723,068	$746,183	$7,404,400
Goodwill acquired	5,653	1,322	—	37,289	91,389	98,665	234,318
Goodwill acquisition adjustments	—	—	425	—	—	—	425
Impact of changes in foreign currency	—	—	—	—	(41,968)	—	(41,968)
Balance as of March 31, 2024	$785,108	$1,561,025	$1,008,925	$1,624,780	$1,772,489	$844,848	$7,597,175

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Western	Southern	Central	Eastern	Canada	MidSouth	Total
Balance as of December 31, 2022	$732,335	$1,547,894	$1,003,470	$1,189,111	$1,684,670	$744,817	$6,902,297
Goodwill acquired	30,703	—	397	3,440	—	3,249	37,789
Goodwill acquisition adjustments	—	(647)	—	—	(289)	—	(936)
Impact of changes in foreign currency	—	—	—	—	1,417	—	1,417
Balance as of March 31, 2023	$763,038	$1,547,247	$1,003,867	$1,192,551	$1,685,798	$748,066	$6,940,567

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three Months Ended
	March 31,
	2024	2023
Western segment EBITDA	$113,050	$110,689
Southern segment EBITDA	128,412	121,914
Central segment EBITDA	125,922	115,756
Eastern segment EBITDA	95,016	73,275
Canada segment EBITDA	121,361	82,984
MidSouth segment EBITDA	57,507	57,731
Subtotal reportable segments	641,268	562,349
Unallocated corporate overhead	(11,133)	(2,454)
Depreciation	(222,691)	(204,059)
Amortization of intangibles	(40,290)	(39,282)
Impairments and other operating items	(354)	(1,865)
Interest expense	(78,488)	(68,353)
Interest income	2,051	2,715
Other income (expense), net	(1,823)	3,174
Income before income tax provision	$288,540	$252,225

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Revolving Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at March 31, 2024 were specifically designated to the Revolving Credit Agreement and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At March 31, 2024, the Company’s derivative instruments included four interest rate swap agreements as follows:

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

The fair values of derivative instruments designated as cash flow hedges at March 31, 2024, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$18,500	Accrued liabilities	$—
	Other assets, net	8,874
Total derivatives designated as cash flow hedges		$27,374		$—

____________________

(a)Represents the estimated amount of the existing unrealized gains on interest rate swaps at March 31, 2024 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

The fair values of derivative instruments designated as cash flow hedges at December 31, 2023, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$15,842	Accrued liabilities	$—
	Other assets, net	6,945
Total derivatives designated as cash flow hedges		$22,787		$—

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three months ended March 31, 2024 and 2023:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2024	2023		2024	2023
Interest rate swaps	$7,329	$(2,425)	Interest expense	$(3,958)	$(2,999)

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

12.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of March 31, 2024 and December 31, 2023, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of March 31, 2024 and December 31, 2023, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of March 31, 2024 and December 31, 2023, are as follows:

	Carrying Value at		Fair Value (a) at
	March 31,	December 31,	March 31,	December 31,
	2024	2023	2024	2023
4.25% Senior Notes due 2028	$500,000	$500,000	$488,300	$496,800
3.50% Senior Notes due 2029	$500,000	$500,000	$470,750	$478,350
2.60% Senior Notes due 2030	$600,000	$600,000	$532,020	$539,460
2.20% Senior Notes due 2032	$650,000	$650,000	$533,325	$543,725
3.20% Senior Notes due 2032	$500,000	$500,000	$439,100	$450,200
4.20% Senior Notes due 2033	$750,000	$750,000	$706,275	$729,600
5.00% Senior Notes due 2034	$750,000	$—	$741,975	$—
3.05% Senior Notes due 2050	$500,000	$500,000	$341,350	$362,600
2.95% Senior Notes due 2052	$850,000	$850,000	$568,990	$601,460

____________________

(a)	Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value inputs include third-party calculations of the market interest rate of notes with similar ratings in similar industries over the remaining note terms.

For details on the fair value of the Company’s interest rate swaps, restricted cash and investments and contingent consideration, refer to Note 14.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

13.NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$230,054	$197,813
Denominator:
Basic shares outstanding	257,801,116	257,372,942
Dilutive effect of equity-based awards	681,357	616,029
Diluted shares outstanding	258,482,473	257,988,971

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At March 31, 2024 and December 31, 2023, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash is valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash measured at fair value is invested primarily in money market accounts, bank time deposits and U.S. government and agency securities. The Company’s restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted investments measured at fair value are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, were as follows:

	Fair Value Measurement at March 31, 2024 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$27,374	$—	$27,374	$—
Restricted cash	$103,773	$103,773	$—	$—
Restricted investments	$76,929	$—	$76,929	$—
Contingent consideration	$(117,733)	$—	$—	$(117,733)

	Fair Value Measurement at December 31, 2023 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$22,787	$—	$22,787	$—
Restricted cash	$105,639	$105,639	$—	$—
Restricted investments	$70,658	$—	$70,658	$—
Contingent consideration	$(115,030)	$—	$—	$(115,030)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$115,030	$81,415
Contingent consideration recorded at acquisition date	12,012	6,000
Payment of contingent consideration recorded at acquisition date	(11,295)	(1,319)
Adjustments to contingent consideration	—	(637)
Interest accretion expense	1,986	363
Ending balance	$117,733	$85,822

15.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31, 2024
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(5,385)	$1,427	$(3,958)
Changes in fair value of interest rate swaps	9,972	(2,643)	7,329
Foreign currency translation adjustment	(56,381)	—	(56,381)
	$(51,794)	$(1,216)	$(53,010)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Three Months Ended March 31, 2023
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(4,080)	$1,081	$(2,999)
Changes in fair value of interest rate swaps	(3,299)	874	(2,425)
Foreign currency translation adjustment	1,682	—	1,682
	$(5,697)	$1,955	$(3,742)

A rollforward of the amounts included in AOCIL, net of taxes, for the three months ended March 31, 2024 and 2023, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2023	$16,749	$(26,575)	$(9,826)
Amounts reclassified into earnings	(3,958)	—	(3,958)
Changes in fair value	7,329	—	7,329
Foreign currency translation adjustment	—	(56,381)	(56,381)
Balance at March 31, 2024	$20,120	$(82,956)	$(62,836)

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2022	$23,378	$(80,208)	$(56,830)
Amounts reclassified into earnings	(2,999)	—	(2,999)
Changes in fair value	(2,425)	—	(2,425)
Foreign currency translation adjustment	—	1,682	1,682
Balance at March 31, 2023	$17,954	$(78,526)	$(60,572)

See Note 11 for further discussion on the Company’s derivative instruments.

16.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the three-month period ended March 31, 2024, is presented below:

Unvested Shares
Outstanding at December 31, 2023	936,267
Granted	361,108
Forfeited	(16,114)
Vested and issued	(329,996)
Outstanding at March 31, 2024	951,265

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the three-month period ended March 31, 2024 was $164.63.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At March 31, 2024 and 2023, the Company had 29,980 and 62,201 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the three-month period ended March 31, 2024, is presented below:

Unvested Shares
Outstanding at December 31, 2023	259,532
Granted	113,166
Vested and issued	(153,555)
Outstanding at March 31, 2024	219,143

During the three months ended March 31, 2024, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2026. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the three-month period ended March 31, 2024 was $138.29.

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the three-month period ended March 31, 2024, is presented below:

Vested Shares
Outstanding at December 31, 2023	30,481
Granted	3,363
Outstanding at March 31, 2024	33,844

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the three-month period ended March 31, 2024 was $167.56.

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

vesting or other distribution events. A summary of activity related to Progressive Waste RSUs during the three-month period ended March 31, 2024, is presented below:

Outstanding at December 31, 2023	51,812
Cash settled	(1,750)
Outstanding at March 31, 2024	50,062

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  All remaining RSUs were vested as of March 31, 2019.

Employee Share Purchase Plan

On May 15, 2020, the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). Under the ESPP, qualified employees may elect to have payroll deductions withheld from their eligible compensation on each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period, provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the Toronto Stock Exchange (the “TSX”) over the final five trading days of such offering period. The maximum number of shares that may be issued under the ESPP is 1,000,000.  Under the ESPP, employees purchased 15,407 of the Company’s common shares for $2,183 during the three months ended March 31, 2024.  Under the ESPP, employees purchased 14,594 of the Company’s common shares for $1,841 during the three months ended March 31, 2023.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

For each of the three months ended March 31, 2024 and 2023, the Company did not repurchase any common shares pursuant to the NCIB in effect during that period.  As of March 31, 2024, the maximum number of shares available for repurchase under the current NCIB was 12,881,534.

Cash Dividend

In October 2023, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.03, from $0.255 to $0.285 per Company common share. Cash dividends of $73,573 and $65,788 were paid during the three months ended March 31, 2024 and 2023, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of March 31, 2024, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

In July and August 2018, four separate lawsuits seeking class action status were filed against LRLC and certain other Company subsidiaries, the Parish, and Aptim Corporation in Louisiana state court, and subsequently removed to the United States District Court for the Eastern District of Louisiana, before Judge Susie Morgan in New Orleans. The Court later consolidated the claims of the putative class action plaintiffs. Beginning in December 2018, a series of 11 substantively identical mass actions were filed in Louisiana state court against LRLC and certain other Company subsidiaries, the Parish, and Aptim Corporation. The claims of the mass action plaintiffs were removed to and consolidated in federal court in the Eastern District of Louisiana, also before Judge Susie Morgan (the “Addison” action). On December 19, 2023, 52 plaintiffs filed a mass action in the federal district court of the Eastern District of Louisiana, Areceneaux v. Louisiana Regional Landfill Company, et al. The complaint is substantially identical to the consolidated Addison action (which together with

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Areceneaux now totals 593 plaintiffs), asserting the same causes of action against the same defendants, but was filed by a new law firm. The Company and Aptim were served on March 21, 2024.

The putative class actions and the Addison and Areceneaux mass actions assert claims for damages from odors allegedly emanating from the JP Landfill. The consolidated putative class action complaint alleges that the JP Landfill released “noxious odors” into the plaintiffs’ properties and the surrounding community and asserts a range of liability theories—nuisance, negligence (since dismissed), and strict liability—against all defendants. The putative class is described currently as Jefferson Parish residents suffering an injury as a result of exposure to odors from the Landfill, who live in a delineated area that expands roughly five miles from the Landfill in a northerly and easterly direction. The putative class plaintiffs propose that a class be certified on liability and allocation issues and that specific causation be left for individual determination. Following the completion of fact and expert discovery, the putative class plaintiffs will be able to file an amended motion for class certification. The putative class plaintiffs seek unspecified damages. The Addison and Areceneaux plaintiffs assert causes of action for nuisance, negligence, and (with respect to the Parish) unconstitutional takings under the Louisiana Constitution; on behalf of two plaintiffs, the Addison complaint also asserts causes of action for wrongful death and survivorship.

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

The Company has already obtained dismissal of approximately one third of the original Addison plaintiffs, and believes it has defenses to the merits of the Addison and Areceneaux actions, including specific causation issues due to other odor sources in the area. The Company also believes it has defenses to certification of the putative class actions. The Company is continuing to vigorously defend itself in these lawsuits; however, at this time, the Company is not able to determine the likelihood of any outcome regarding the underlying claims, including the allocation of any potential liability among the Company, the Parish, and Aptim Corporation.

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

Elevated Temperature Landfill Event

In 2023, the Company’s subsidiary, Chiquita Canyon, LLC (“CCL”), began receiving notices of violation from regulatory agencies for odors and other impacts that CCL’s retained expert consultants in Elevated Temperature Landfill (“ETLF”) events have attributed to an ETLF event that is occurring in a lined, non-active area of the Chiquita Canyon Landfill (the “CC Landfill”).

Beginning in May 2023, CCL received notices of violation (“NOVs”) from the South Coast Air Quality Management District (“SCAQMD”) for alleged violations of Section 41700 of the California Health & Safety Code and SCAQMD Rule 402 based on complaints from the public of odors from the CC Landfill, which SCAQMD inspectors stated that they verified. Each Rule 402 NOV alleges the CC Landfill is “discharging such quantities of air contaminants to cause injury, detriment, nuisance or annoyance to a considerable number of persons.”

Since May 2023, CCL has received approximately 163 NOVs for alleged violations of SCAQMD Rule 402. CCL has also received seven additional NOVs from SCAQMD alleging violations of other SCAQMD rules and CCL’s Title V permit. The majority of these additional NOVs appear related to the increase in liquids and landfill gas caused by the ETLF event.

On August 15, 2023, SCAQMD petitioned its Hearing Board for an Order for Abatement in Hearing Board Case No. 6177-4 to address the Rule 402 NOVs issued by SCAQMD inspectors as a result of the ETLF event. SCAQMD and CCL negotiated a Stipulated Order for Abatement (the “Stipulated Order”), which was issued by the Hearing Board on September 6, 2023. Modifications to the Stipulated Order were approved by the Hearing Board after hearings on January 16 and 17, 2024, and March 21, 2024. The modified Stipulated Order contains 72 conditions. A status and modification hearing is scheduled for April 24 and 25, 2024.

On February 15, 2024, CCL received a Summary of Violations (“SOV”) from the Department of Toxic Substances Control (“DTSC”). The SOV alleges violations of California’s hazardous waste control laws and their implementing regulations. Specifically, the SOV alleges five class I violations: four alleged violations of various laws and regulations related to one December 27, 2023 offsite shipment of leachate, a grab sample of which tested above a regulatory threshold, that was shipped to a non-hazardous waste treatment and disposal facility; and one alleged violation of 22 CCR § 66265.31

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

for “fail[ing] to minimize the possibility of releases of hazardous waste or hazardous waste constituents to air, soil, or surface water which could threaten human health or the environment.”

On March 29, 2024, CCL received a second SOV from DTSC, again alleging violations of the California hazardous waste control laws and their implementing regulations. Specifically, the SOV alleges three class 1 violations: an additional alleged violation of 22 CCR § 66265.31; and two alleged violations of section 25189.2(c) of the Health & Safety Code for allegedly “dispos[ing], or caus[ing] the disposal of, a hazardous or extremely hazardous waste at a point that is not authorized” in two separate incidents.

CCL has submitted full responses to each SOV.

At this time, CCL is not able to determine the likely penalties that the regulatory agencies will seek for these violations, but they could be substantial. CCL also is incurring substantial costs in conjunction with efforts to address the ETLF event and any related impacts, including attendant air emissions, and to manage the increased production and changing composition of the liquids. At this time, the Company is not able to determine the likelihood of any outcome of the resolution of the SCAQMD NOVs or the DTSC SOVs, including the amount of penalties.

18.SUBSEQUENT EVENT

On April 24, 2024, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.285 per Company common share. The dividend will be paid on May 23, 2024, to shareholders of record on the close of business on May 8, 2024.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We make statements in this Quarterly Report on Form 10-Q that are forward-looking in nature.  These include:

●	Statements regarding our landfills, including capacity, duration, special projects, demand for and pricing of recyclables, estimated closure and post-closure liabilities, landfill alternatives and related capital expenditures, operating expenses and leachate;
●	Discussion of competition, loss of contracts, price increases and additional exclusive and/or long-term collection service arrangements;
●	Forecasts of cash flows necessary for operations and free cash flow to reduce leverage as well as our ability to draw on our credit facility and access the capital markets to refinance or expand;
●	Statements regarding our ability to access capital resources or credit markets;
●	Plans for, and the amounts of, certain capital expenditures for our existing and newly acquired properties and equipment;
●	Statements regarding fuel, oil and natural gas demand, prices, and price volatility;
●	Assessments of regulatory developments and potential changes in environmental, health, safety and tax laws and regulations; and
●	Other statements on a variety of topics such as inflation, credit risk of customers, seasonality, labor/pension costs and labor union activity, employee retention costs, operational and safety risks, acquisitions, litigation developments and results, goodwill impairments, insurance costs and cybersecurity threats.

These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “might,” “will,” “could,” “should” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, risk factors detailed from time to time in our filings with the Securities and Exchange Commission, or SEC, and the securities commissions or similar regulatory authorities in Canada.

There may be additional risks of which we are not presently aware or that we currently believe are immaterial that could have an adverse impact on our business. We make no commitment to revise or update any forward-looking statements to reflect events or circumstances that may change, unless required under applicable securities laws.

OVERVIEW OF OUR BUSINESS

We are an integrated solid waste services company that provides non-hazardous waste collection, transfer and disposal services, including by rail, along with resource recovery primarily through recycling and renewable fuels generation, in mostly exclusive and secondary markets across 46 states in the U.S. and six provinces in Canada. Waste Connections also provides non-hazardous oil and natural gas exploration and production (“E&P”) waste treatment, recovery and disposal services in several basins across the U.S. and Canada, as well as intermodal services for the movement of cargo and solid waste containers in the Pacific Northwest.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three Months Ended March 31,
	2024		2023
Revenues	$2,072,653	100.0%	$1,900,503	100.0%
Cost of operations	1,221,783	59.0	1,146,941	60.3
Selling, general and administrative	220,735	10.7	193,667	10.2
Depreciation	222,691	10.7	204,059	10.7
Amortization of intangibles	40,290	1.9	39,282	2.1
Impairments and other operating items	354	0.0	1,865	0.1
Operating income	366,800	17.7	314,689	16.6

Interest expense	(78,488)	(3.8)	(68,353)	(3.6)
Interest income	2,051	0.1	2,715	0.1
Other income (expense), net	(1,823)	(0.1)	3,174	0.2
Income tax provision	(59,413)	(2.9)	(54,389)	(2.9)
Net income	229,127	11.0	197,836	10.4
Net loss (income) attributable to noncontrolling interests	927	0.1	(23)	(0.0)
Net income attributable to Waste Connections	$230,054	11.1%	$197,813	10.4%

Revenues.  Total revenues increased $172.2 million, or 9.1%, to $2.073 billion for the three months ended March 31, 2024, from $1.901 billion for the three months ended March 31, 2023.

Acquisitions closed during, or subsequent to, the three months ended March 31, 2023, increased revenues by $80.6 million for the three months ended March 31, 2024.

Operations that were divested during, or subsequent to, the three months ended March 31, 2023, decreased revenues by $2.6 million for the three months ended March 31, 2024.

During the three months ended March 31, 2024, the net increase in prices charged to our customers at our existing operations was $128.5 million, consisting of $140.6 million of core price increases and decreases in surcharges of $12.1 million.

During the three months ended March 31, 2024, we recognized volume losses totaling $69.6 million, resulting from lower residential collection volumes due primarily to the purposeful shedding of certain low-margin municipal contracts in our Eastern, Canada and Southern segments, lower commercial revenues and a decrease in roll off and post collection volumes in part due to the weather impacting operations in certain geographic markets.

E&P waste revenues at facilities owned during the three months ended March 31, 2024 and 2023 increased $8.6 million, due to increases in overall demand for our E&P waste services as a result of increases in drilling and production activity levels in certain basins.

Revenues from sales of recyclable commodities at facilities owned during the three months ended March 31, 2024 and 2023 increased $15.3 million. The increase is primarily attributable to higher average commodity pricing for old corrugated cardboard, plastics and other paper products as compared to the prior period.

An increase in the average Canadian dollar to U.S. dollar currency exchange rate resulted in an increase in revenues of $0.4 million for the three months ended March 31, 2024. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7412 and 0.7397 for the three months ended March 31, 2024 and 2023, respectively.

Other revenues increased $11.0 million during the three months ended March 31, 2024, due primarily to an $11.7 million increase in landfill gas revenues on higher values for renewable energy credits and higher landfill gas volumes and a $0.9 million increase in other non-core revenue sources, partially offset by a $1.6 million decrease in intermodal revenues.

Cost of Operations.  Total cost of operations increased $74.8 million, or 6.5%, to $1.222 billion for the three months ended March 31, 2024, from $1.147 billion for the three months ended March 31, 2023. The increase was primarily the result of $39.4 million of additional operating costs from acquisitions closed during, or subsequent to, the three months ended March 31, 2023, an increase in operating costs at our existing operations of $36.5 million, assuming foreign currency parity and an increase in operating costs of $0.3 million resulting from a lower average foreign currency exchange rate in effect during the current period, partially offset by a decrease of $1.4 million from operations divested during, or subsequent to, the three months ended March 31, 2023.

The increase in operating costs of $36.5 million, assuming foreign currency parity, at our existing operations for the three months ended March 31, 2024, consisted of higher labor and recurring incentive compensation expenses of $16.1 million, an increase in risk management expenses of $15.8 million due to higher claim and premium costs, an increase in post-closure liability interest accretion expense of $4.3 million, an increase in benefits costs of $3.3 million, an increase in disposal costs of $3.1 million, an increase in leachate costs of $3.0 million, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.2 million, an increase in taxes on revenues of $1.9 million as the result of increased revenues and a net increase of other expenses of $2.2 million, partially offset by a decrease in fuel expense of $5.4 million due to lower diesel and natural gas prices, a decrease in subcontract expense of $3.7 million, a decrease in third-party trucking and transportation expenses of $3.2 million due to lower transfer station and intermodal volumes and a decrease in fees paid for the processing of recyclable materials of $3.1 million primarily as a result of higher commodity values.

Cost of operations as a percentage of revenues decreased 1.3 percentage points to 59.0% for the three months ended March 31, 2024, from 60.3% for the three months ended March 31, 2023. The decrease as a percentage of revenues was primarily driven by the impact of price-led revenue growth, a 0.5 percentage point decrease in third-party trucking and transportation expenses, a 0.5 percentage point decrease in fuel costs due to lower diesel and natural gas prices, a 0.3 percentage point decrease in truck, container, equipment and facility maintenance and repair expenses, a 0.3 percentage point decrease in disposal costs, a 0.2 percentage point decrease in subcontract costs and a 0.2 percentage point decrease from all other net changes, partially offset by a 0.7 percentage point increase in risk management expenses.

SG&A.  SG&A expenses increased $27.0 million, or 14.0%, to $220.7 million for the three months ended March 31, 2024, from $193.7 million for the three months ended March 31, 2023. The increase was comprised of an increase of $21.8 million, assuming foreign currency parity, at our existing operations, $5.1 million from acquisitions closed during, or subsequent to, the three months ended March 31, 2023 and an increase of $0.1 million resulting from a higher average foreign currency exchange rate in effect during the current period.

The increase in SG&A expenses at our existing operations of $21.8 million, assuming foreign currency parity, for the three months ended March 31, 2024 was comprised of an increase in direct acquisition expenses of $7.8 million due to an increase in acquisition activity in the current period, an increase in incentive compensation expense of $7.4 million, an increase in administrative payroll expenses of $2.6 million, a collective increase in travel, meetings and training expenses of $2.1 million, an increase in bad debt costs of $1.2 million associated with increased revenues, an increase in software license fees of $1.0 million and $3.2 million of other net expense increases, partially offset by a decrease in professional fees of $2.0 million and a decrease in equity-based compensation expenses of $1.5 million associated with our annual recurring grants of restricted share units to our personnel.

SG&A expenses as a percentage of revenues increased 0.5 percentage points to 10.7% for the three months ended March 31, 2024, from 10.2% for the three months ended March 31, 2023. The increase as a percentage of revenues was primarily attributable to a 0.4 percentage point increase in direct acquisition expenses due to an increase in acquisition activity and a 0.3 percentage point increase in incentive compensation costs, partially offset by a 0.2 percentage point decrease in accrued equity compensation expense.

Depreciation.  Depreciation expense increased $18.7 million, or 9.1%, to $222.7 million for the three months ended March 31, 2024, from $204.0 million for the three months ended March 31, 2023. The increase was comprised of an increase in depreciation and depletion expense of $13.4 million from acquisitions closed during, or subsequent to, the three months ended March 31, 2023 and an increase in depreciation expense of $6.1 million from the impact of additions to our fleet and equipment purchased to support our existing operations, partially offset by a decrease of $0.8 million in depletion expense due to lower landfill volumes in certain markets.

Depreciation expense as a percentage of revenues remained flat at 10.7% for the three months ended March 31, 2024 and March 31, 2023. As compared to prior year, expenses as a percentage of revenues decreased due to the impact of price driven revenue increases in our solid waste services, offset by increases as a percentage of revenue from acquisitions closed during, or subsequent to, the three months ended March 31, 2023 having higher depreciation expense as a percentage of revenue than our company average.

Amortization of Intangibles.  Amortization of intangibles expense increased $1.0 million, or 2.6%, to $40.3 million for the three months ended March 31, 2024, from $39.3 million for the three months ended March 31, 2023. The increase was the result of $5.8 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended March 31, 2023, partially offset by a decrease of $4.8 million from certain intangible assets becoming fully amortized subsequent to March 31, 2023.

Amortization of intangibles expense as a percentage of revenues decreased 0.2 percentage points to 1.9% for the three months ended March 31, 2024, from 2.1% for the three months ended March 31, 2023. The decrease as a percentage of revenues was attributable to the impact of price-driven revenue increases in our solid waste services.

Impairments and Other Operating Items.  Impairments and other operating items decreased $1.5 million, to net losses totaling $0.4 million for the three months ended March 31, 2024, from net losses totaling $1.9 million for the three months ended March 31, 2023.

The net losses of $0.4 million recorded during the three months ended March 31, 2024 consisted of $1.1 million of net losses on the disposal of property and equipment and $0.6 million of other net adjustments, partially offset by $1.3 million gain from favorable lawsuit settlements.

The net losses of $1.9 million recorded during the three months ended March 31, 2023 resulted from disposal of property and equipment.

Operating Income.  Operating income increased $52.1 million, or 16.6%, to $366.8 million for the three months ended March 31, 2024, from $314.7 million for the three months ended March 31, 2023.

The increase in our operating income for the three months ended March 31, 2024 was due primarily to price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the three months ended March 31, 2023, an increase in earnings at our E&P waste operations, operating income contributions from increased renewable energy credits associated with the generation of landfill gas and contributions from higher recyclable commodity pricing, partially offset by an increase in risk management costs, an increase in direct acquisition expenses associated with increased acquisition activity as compared to the prior year period and increased incentive compensation expense.

Operating income as a percentage of revenues increased 1.1 percentage points to 17.7% for the three months ended March 31, 2024, from 16.6% for the three months ended March 31, 2023.  The increase as a percentage of revenues was comprised of a 1.3 percentage point decrease in our costs of operations, a 0.2 percentage point decrease in amortization expense and a 0.1 percentage point decrease in impairments and other operating items, partially offset by a 0.5 percentage point increase in SG&A expenses.

Interest Expense.  Interest expense increased $10.1 million, or 14.8%, to $78.5 million for the three months ended March 31, 2024, from $68.4 million for the three months ended March 31, 2023. The increase was primarily attributable to an increase of $7.6 million due to an increase in the average borrowings outstanding under our Revolving Credit Agreement entered into during the three months ended March 31, 2024, an increase of $4.1 million from the issuance of $750.0 million of senior unsecured notes during the three months ended March 31, 2024, an increase of $2.7 million from higher interest rates on borrowings outstanding during the comparative periods, and $1.5 million of other net expense increases, partially offset by a $5.8 million decrease attributable to a decrease in the average borrowings outstanding under our 2021 Revolving and Term Credit Agreement and 2022 Term Loan Agreement as a result of the early termination of these agreements during the three months ended March 31, 2024.

Interest Income.  Interest income decreased $0.6 million to $2.1 million for the three months ended March 31, 2024, from $2.7 million for the three months ended March 31, 2023. The decrease was primarily attributable to lower average investment rates in the current period.

Other Income (Expense), Net.  Other income (expense), net decreased $5.0 million, to an expense of $1.8 million for the three months ended March 31, 2024, from income of $3.2 million for the three months ended March 31, 2023.

Other expense of $1.8 million recorded during the three months ended March 31, 2024 consisted of $2.3 million from the write off of unamortized loan fees as a result of the early extinguishment of our 2021 Revolving and Term Credit Agreement and 2022 Term Loan Agreement, $0.5 million from an increase in the average foreign currency exchange rate in effect during the comparable reporting period reducing the U.S. dollar consideration required to settle international liabilities and $0.7 million of net losses from other sources, partially offset by $1.7 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations.

Other income of $3.2 million recorded during the three months ended March 31, 2023 consisted of increases in other income of $1.9 million derived from higher interest rates in the current period on restricted cash and $1.3 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations.

Income Tax Provision.  Income taxes increased $5.0 million, to $59.4 million for the three months ended March 31, 2024, from $54.4 million for the three months ended March 31, 2023. Our effective tax rate for the three months ended March 31, 2024 was 20.6%. Our effective tax rate for the three months ended March 31, 2023 was 21.6%.

The income tax provision for the three months ended March 31, 2024 included a benefit of $5.2 million from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

	Three Months Ended March 31,
	2024	2023
Commercial	$642,859	$602,279
Residential	546,211	514,053
Industrial and construction roll off	325,990	318,315
Total collection	1,515,060	1,434,647
Landfill	353,478	343,433
Transfer	301,882	273,521
Recycling	49,025	31,301
E&P	97,408	51,759
Intermodal and other	49,541	38,212
Intercompany	(293,741)	(272,370)
Total	$2,072,653	$1,900,503

For the three months ended March 31, 2024, we managed our operations through the following six geographic solid waste operating segments: Western, Southern, Central, Eastern, Canada and MidSouth. Our six geographic solid waste operating segments comprise our reportable segments.  Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Certain corporate or regional overhead expense allocations may affect comparability of the segment information presented herein on a period-over-period basis.

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

Three Months Ended			EBITDA	Depreciation and
March 31, 2024	Revenue	EBITDA (b)	Margin	Amortization
Western	$422,249	$113,050	26.8%	$51,221
Southern	418,946	128,412	30.7%	44,707
Central	360,927	125,922	34.9%	40,787
Eastern	360,063	95,016	26.4%	53,548
Canada	280,362	121,361	43.3%	39,109
MidSouth	230,106	57,507	25.0%	29,889
Corporate(a)	—	(11,133)	—	3,720
	$2,072,653	$630,135	30.4%	$262,981

Three Months Ended			EBITDA	Depreciation and
March 31, 2023	Revenue	EBITDA (b)	Margin	Amortization
Western	$395,839	$110,689	28.0%	$47,646
Southern	399,893	121,914	30.5%	45,049
Central	339,985	115,756	34.0%	41,376
Eastern	329,128	73,275	22.3%	48,037
Canada	227,156	82,984	36.5%	29,992
MidSouth	208,502	57,731	27.7%	27,483
Corporate(a)	—	(2,454)	—	3,758
	$1,900,503	$559,895	29.5%	$243,341

____________________

(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA for our Corporate segment for the periods presented.
(b)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in our most recent Annual Report on Form 10-K.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 10 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue, EBITDA and depreciation, depletion and amortization for our reportable segments for the three month period ended March 31, 2024, compared to the three month period ended March 31, 2023, are discussed below.

Western

Revenue increased $26.4 million to $422.2 million for the three months ended March 31, 2024, from $395.8 million for the three months ended March 31, 2023, due to price increases, contributions from acquisitions and increases in residential collection volumes, partially offset by decreased transfer volumes and lower intermodal revenue.

EBITDA increased $2.4 million to $113.1 million, or a 26.8% EBITDA margin for the three months ended March 31, 2024, from $110.7 million, or a 28.0% EBITDA margin for the three months ended March 31, 2023. The decrease in our EBITDA margin was due to an increase in risk management expenses due to higher claim and premium costs, an increase in post-closure liability interest accretion expense, higher leachate costs and an increase in allocated corporate overhead, partially offset by a decrease in recycle processing fees, lower fuel costs due to lower diesel and natural gas prices, a decrease in truck, container, equipment and facility maintenance and repair costs and lower other operating costs as compared to the prior year period.

Depreciation, depletion and amortization expense increased $3.6 million, to $51.2 million for the three months ended March 31, 2024, from $47.6 million for the three months ended March 31, 2023, due to assets acquired in acquisitions, additions to our fleet and equipment and increases in depletion expense associated with higher landfill development and closure costs increasing our per ton landfill depletion rates.

Southern

Revenue increased $19.0 million to $418.9 million for the three months ended March 31, 2024, from $399.9 million for the three months ended March 31, 2023, due to solid waste price increases, contributions from acquisitions, increased E&P waste revenues attributable to increases in the demand for our E&P waste services and an increase in recyclable commodity prices as compared to the prior year period, partially offset by lower residential collection volumes due to the purposeful non-renewal of collection contracts during the current and prior year periods, lower commercial collection volume and a decrease in post-collection volume.

EBITDA increased $6.5 million to $128.4 million, or a 30.7% EBITDA margin for the three months ended March 31, 2024, from $121.9 million, or a 30.5% EBITDA margin for the three months ended March 31, 2023. The increase in our EBITDA margin was due to price-led increases in solid waste revenue, increased earnings at our E&P waste operations, lower legal costs, decreases in fuel costs and the purposeful non-renewal of certain residential contracts, partially offset by an increase in risk management expenses, increased leachate expense, higher allocated overhead expense, increased benefits costs and an increase in bad debt expense.

Depreciation, depletion and amortization expense decreased $0.3 million, to $44.7 million for the three months ended March 31, 2024, from $45.0 million for the three months ended March 31, 2023, due to a reduction in amortization expense associated with the loss of certain residential service contracts.

Central

Revenue increased $20.9 million to $360.9 million for the three months ended March 31, 2024, from $340.0 million for the three months ended March 31, 2023, due to price increases and an increase in recyclable commodity prices as compared to the prior year period, partially offset by lower post collection volumes and a decrease in residential collection.

EBITDA increased $10.1 million to $125.9 million, or a 34.9% EBITDA margin for the three months ended March 31, 2024, from $115.8 million, or a 34.0% EBITDA margin for the three months ended March 31, 2023. The increase in our EBITDA margin was due to the benefits from price-led increases in revenue and decreases in fuel costs, partially offset by an increase in risk management expenses and an increase in allocated corporate overhead.

Depreciation, depletion and amortization expense decreased $0.6 million, to $40.8 million for the three months ended March 31, 2024, from $41.4 million for the three months ended March 31, 2023, due to a decrease in depletion as a result of lower landfill volumes and a reduction in amortization expense associated with certain intangible assets becoming fully amortized subsequent to March 31, 2023, partially offset by additions to our fleet and equipment as compared to the prior year periods.

Eastern

Revenue increased $31.0 million to $360.1 million for the three months ended March 31, 2024, from $329.1 million for the three months ended March 31, 2023, due to contributions from acquisitions, price increases and an increase in recyclable commodity prices as compared to the prior year period, partially offset by decreased residential and commercial service revenues and lower roll off volumes.

EBITDA increased $21.7 million to $95.0 million, or a 26.4% EBITDA margin for the three months ended March 31, 2024, from $73.3 million, or a 22.3% EBITDA margin for the three months ended March 31, 2023. The increase in our EBITDA margin was due primarily to price-led increases in revenue, lower labor and benefits costs, a decrease in trucking and disposal expenses as a result of purposefully lost volumes and increased internalization in certain markets, a decrease in leachate costs, lower professional fees as a result of a decrease in legal costs and a decrease in truck, container, equipment and facility maintenance and repair expenses, partially offset by the impact of acquisitions having lower EBITDA margins than our segment average and an increase in risk management expenses.

Depreciation, depletion and amortization expense increased $5.5 million, to $53.5 million for the three months ended March 31, 2024, from $48.0 million for the three months ended March 31, 2023, due to assets acquired in acquisitions and additions to our fleet and equipment, partially offset by a reduction in amortization expense associated with the loss of certain residential service contracts.

Canada

Revenue increased $53.2 million to $280.4 million for the three months ended March 31, 2024, from $227.2 million for the three months ended March 31, 2023, due to contributions from acquisitions, price increases, an increase in landfill gas revenues and higher prices for recyclable commodities as compared to the prior year period, partially offset by a decrease in residential and commercial collection volumes.

EBITDA increased $38.4 million to $121.4 million, or a 43.3% EBITDA margin for the three months ended March 31, 2024, from $83.0 million, or a 36.5% EBITDA margin for the three months ended March 31, 2023. The increase in our EBITDA margin was due to the impact of acquisitions having higher EBITDA margins than our segment average, price-led increases in revenue, an increase in earnings associated with landfill gas revenues from higher values for renewable energy credits and higher landfill gas volumes and decreases in diesel and natural gas costs due to a decline in average fuel prices, partially offset by an increase in allocated corporate overhead expense as compared to the prior year period.

Depreciation, depletion and amortization expense increased $9.1 million, to $39.1 million for the three months ended March 31, 2024, from $30.0 million for the three months ended March 31, 2023, due to assets acquired in acquisitions.

MidSouth

Revenue increased $21.6 million to $230.1 million for the three months ended March 31, 2024, from $208.5 million for the three months ended March 31, 2023, due to price increases and contributions from acquisitions, partially offset by a decrease in roll off volumes.

EBITDA decreased $0.2 million to $57.5 million, or a 25.0% EBITDA margin for the three months ended March 31, 2024, from $57.7 million, or a 27.7% EBITDA margin for the three months ended March 31, 2023. The decrease in our EBITDA margin was due primarily to an increase in risk management expenses, an increase in allocated corporate overhead and benefits expense, higher labor costs and an increase in bad debt expense, partially offset by price-led revenue growth, lower disposal and trucking costs due to increased internalization in certain markets, lower leachate costs, a decrease in professional fees and lower fuel costs.

Depreciation, depletion and amortization expense increased $2.4 million, to $29.9 million for the three months ended March 31, 2024, from $27.5 million for the three months ended March 31, 2023, due to assets acquired in acquisitions and additions to our fleet and equipment.

Corporate

EBITDA decreased $8.6 million, to a loss of $11.1 million for the three months ended March 31, 2024, from a loss of $2.5 million for the three months ended March 31, 2023. The decrease in our EBITDA for the three months ended March 31, 2024 was due to an increase in direct acquisition expenses associated with an increase in acquisition activity in the current year period, increased incentive compensation costs, increased professional fees, increased administrative payroll costs and increased software costs, partially offset by lower costs due to lower travel and meetings and increased allocation of costs to our operating segments.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth cash flow information for the three months ended March 31, 2024 and 2023 (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2024	2023
Net cash provided by operating activities	$490,309	$442,358
Net cash used in investing activities	(1,334,579)	(317,759)
Net cash provided by (used in) financing activities	878,477	(65,424)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(577)	(54)
Net increase in cash, cash equivalents and restricted cash	33,630	59,121
Cash, cash equivalents and restricted cash at beginning of period	184,038	181,364
Cash, cash equivalents and restricted cash at end of period	$217,668	$240,485

Operating Activities Cash Flows

Net cash provided by operating activities increased $48.0 million to $490.3 million for the three months ended March 31, 2024, from net cash provided by operating activities of $442.3 million for the three months ended March 31, 2023.  The significant components of the increase included the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $54.8 million from an increase in net income, excluding depreciation, amortization of intangibles, share-based compensation, adjustments to closure and post-closure liabilities, adjustments to and payments of contingent consideration recorded in earnings and loss on disposal of assets and impairments, due primarily to price increases, earnings from acquisitions closed during, or subsequent to, the three months ended March 31, 2023, an increase in renewable energy credits associated with the generation of landfill gas and an increase in earnings at our E&P waste operations.
2)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was favorably impacted by $33.3 million from accounts payable and accrued liabilities as changes in accounts payable and accrued liabilities resulted in a decrease to operating cash flows of $59.6 million for the three months ended March 31, 2024, compared to a decrease to operating cash flows of $92.9 million for the three months ended March 31, 2023. The decrease for the three months ended March 31, 2024 was due primarily to outstanding obligations to vendors and accrued annual management bonus compensation as of December 31, 2023 that were paid in the current year period, partially offset by an increase in accrued insurance costs and an increase in accrued interest due to the timing of interest payments. The decrease for the three months ended March 31, 2023 was due primarily to outstanding obligations to vendors and accrued annual management bonus compensation as of December 31, 2022 that were paid in the current year period.
3)	Closure and post closure expenditures – Our increase in net cash provided by operating activities was unfavorably impacted by $23.6 million from an increase in payments for closure and post closure activities as changes in expenditures for these items resulted in a decrease to operating cash flows of $28.9 million for the three months ended March 31, 2024, compared to a decrease in operating cash flows of $5.3 million for the three months ended March 31, 2023.
4)	Accounts receivable — Our increase in net cash provided by operating activities was unfavorably impacted by $15.6 million from accounts receivable as changes in accounts receivable resulted in an increase to operating cash flows of $5.4 million for the three months ended March 31, 2024, compared to an increase to operating cash flows of $21.0 million for the three months ended March 31, 2023. The increases for the three months ended March 31, 2023 and 2024 were due to an additional collection day in the periods, partially offset by increases in revenue, which remained as outstanding receivables at the end of the periods.
5)	Prepaid expenses — Our increase in net cash provided by operating activities was unfavorably impacted by $8.2 million from prepaid expenses as changes in prepaid expenses resulted in an increase to operating cash flows of $10.4 million for the three months ended March 31, 2024, compared to an increase to operating cash flows of $18.6 million for the three months ended March 31, 2023. The increase for the three months ended March 31, 2024 was due primarily to a decrease in prepaids related to the timing of insurance claim payments. The increase for the three months ended March 31, 2023 was due primarily to decreased prepaid income tax payments and lower payments of annual insurance premiums.
6)	Deferred revenue — Our increase in net cash provided by operating activities was unfavorably impacted by $6.8 million from deferred revenue as changes in deferred revenue resulted in an increase to operating cash flows of $4.1 million for the three months ended March 31, 2024, compared to an increase to operating cash flows of $10.8 million for the three months ended March 31, 2023. For both comparative periods, deferred revenue increased due to price increases on our advanced billed residential and commercial collection services.

At March 31, 2024, we had a working capital deficit of $414.5 million, including cash and equivalents of $112.0 million.  Our working capital deficit decreased $131.6 million from a working capital deficit of $546.1 million at December 31, 2023 including cash and equivalents of $78.4 million, due primarily to decreases in accounts payable and accrued liabilities driven by the timing of payments for obligations to vendors and the timing of payment of annual management bonus compensation, an increase in accounts receivables as a result of increases in revenue and an increase in cash balances. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Revolving Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $1.017 billion to $1.335 billion for the three months ended March 31, 2024, from $317.8 million for the three months ended March 31, 2023. The significant components of the increase included the following:

1)	An increase in cash paid for acquisitions of $1.012 billion; less
2)	A decrease in capital expenditures at operations owned in the comparable periods of $5.8 million due to decreases in landfill site costs, partially offset by increases in land and facility expenditures.

Financing Activities Cash Flows

Net cash provided by financing activities increased $943.9 million to $878.5 million for the three months ended March 31, 2024, from net cash used in financing activities of $65.4 million for the three months ended March 31, 2023. The significant components of the increase included the following:

1)	An increase from the net change in long-term borrowings of $985.5 million in which long-term borrowings increased $1.003 billion during the three months ended March 31, 2024 and increased $17.3 million during the three months ended March 31, 2023; less
2)	A decrease from higher payments related to the issuance of debt of $10.1 million that occurred during the three months ended March 31, 2024;
3)	A decrease from higher payments of contingent consideration of $10.0 million not included in earnings that occurred during the three months ended March 31, 2024;
4)	A decrease from tax withholdings related to net share settlements of equity-based compensation of $7.9 million due to an increase in the value of equity-based compensation awards vesting; and
5)	A decrease from higher cash dividends paid of $7.8 million due primarily to an increase in our quarterly dividend rate for the three months ended March 31, 2024 to $0.285 per share, from $0.255 per share for the three months ended March 31, 2023.

On July 25, 2023, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 12,881,534 of our common shares during the period of August 10, 2023 to August 9, 2024 or until such earlier time as the NCIB is completed or terminated at our option. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Executive Vice President and Chief Financial Officer at (832) 442-2200.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of our common shares, any share buyback taxes applicable and overall market conditions. All common shares purchased under the NCIB will be immediately cancelled following their repurchase.  Information regarding our NCIB plan can be found under the section “Normal Course Issuer Bid” in Note 16 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis.  In October 2023, we announced that our Board of Directors increased our regular quarterly cash dividend by $0.03, from $0.255 to $0.285 per share.  Cash dividends of $73.6 million and $65.8 million were paid during the three months ended March 31, 2024 and 2023, respectively. We cannot assure as to the amounts or timing of future dividends.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures, including for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

We made $170.0 million in capital expenditures for property and equipment during the three months ended March 31, 2024, and we expect to make total capital expenditures for property and equipment of approximately $1.150 billion in 2024, including approximately $150 million associated with renewable natural gas facilities.  We have funded and intend to fund the balance of our planned 2024 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Revolving Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and solid waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Revolving Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Revolving Credit Agreement or raise other capital. Our access to funds under the Revolving Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

On February 21, 2024, we completed an underwritten public offering of $750.0 million aggregate principal amount of our 5.00% Senior Notes due 2034 (the “2034 Senior Notes”). The 2034 Senior Notes were issued under the Indenture, dated as of November 16, 2018, by and between the Company and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee, as supplemented by the Eighth Supplemental Indenture, dated as of February 21, 2024. See Note 9 to our Condensed Consolidated Financial Statements for further details on the 2034 Senior Notes.

 On February 27, 2024, the Company used a portion of the proceeds from borrowings under the Revolving Credit Agreement (as defined and described below) to (i) prepay the amounts outstanding under that certain Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 30, 2021 (as amended, restated, supplemented or otherwise modified from time to time, the “2021 Revolving and Term Credit Agreement”), among the Company, as borrower, Bank of America, N.A., acting through its Canada Branch, as the global agent, the swing line lender and a letter of credit issuer, Bank of America, N.A., as the U.S. agent and a letter of credit issuer, and the lenders and any other financial institutions from time to time party thereto and (ii) terminate the 2021 Revolving and Term Credit Agreement and the loan documents associated therewith.

On February 27, 2024, the Company used a portion of the proceeds from borrowings under the Revolving Credit Agreement to (i) prepay the amounts outstanding under that certain Term Loan Agreement, dated as of October 31, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “2022 Term Loan Agreement”), among the Company, as borrower, Bank of America, N.A., as administrative agent, and the lenders and any other financial institutions from time to time party thereto and (ii) terminate the 2022 Term Loan Agreement and the loan documents associated therewith.

On February 27, 2024, the Company, as borrower, Bank of America, N.A., acting through its Canada Branch, as the global agent, the swing line lender, and a letter of credit issuer, Bank of America, N.A., as the U.S. agent and a letter of credit issuer, and the other lenders from time to time party thereto (the “Lenders”) entered into that certain Revolving Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement”), pursuant to which the Lenders made loans and other credit extensions to the Company under a revolving credit facility.  The Company intends to use substantially all of the proceeds of the borrowings under the Revolving Credit Agreement (i) to repay certain outstanding indebtedness under other credit facilities, (ii) to finance acquisitions, dividends or other equity distributions, in each case as permitted thereunder, (iii) for capital expenditures, working capital and payment of certain transaction fees, costs and expenses and (iv) other lawful corporate purposes. See Note 9 to our Condensed Consolidated Financial Statements for further details on the new Revolving Credit Agreement.

At March 31, 2024, $2.238 billion under the revolving credit facility was outstanding under the Revolving Credit Agreement, exclusive of outstanding standby letters of credit of $38.8 million. We also had $103.0 million of letters of credit issued and outstanding at March 31, 2024 under a facility other than the Revolving Credit Agreement.  Our Revolving Credit Agreement matures on February 27, 2029.

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

At March 31, 2024, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$7,884,210	$16,096	$13,523	$2,747,572	$5,107,019
Cash interest payments	$2,998,960	$322,299	$665,493	$667,584	$1,343,584
Contingent consideration	$133,733	$96,931	$3,224	$3,224	$30,354
Operating leases	$363,369	$35,850	$81,893	$67,712	$177,914
Final capping, closure and post-closure	$2,158,430	$85,919	$70,697	$49,042	$1,952,772

____________________

Long-term debt payments include:

1)	$2.238 billion in principal payments due February 27, 2029 related to our revolving credit facility under our Revolving Credit Agreement. We may elect to draw amounts on our Revolving Credit Agreement in U.S. dollar term SOFR rate loans, U.S. dollar base rate loans, Canadian dollar term CORRA rate loans, and Canadian dollar prime rate loans. At March 31, 2024, $1.195 billion of the outstanding borrowings drawn under the revolving credit facility were in U.S. term SOFR rate loans, which bear interest at the term SOFR rate plus the applicable margin (for a total rate of 6.43% on such date). At March 31, 2024, $1.043 billion of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based CORRA rate loans, which bear interest at the term CORRA rate plus the applicable margin (for a total rate ranging from 6.30% to 6.31% on such date).
2)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
3)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
4)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
5)	$650.0 million in principal payments due 2032 related to our 2032 Senior Notes. The 2032 Senior Notes bear interest at a rate of 2.20%.
6)	$500.0 million in principal payments due 2032 related to our New 2032 Senior Notes. The New 2032 Senior Notes bear interest at a rate of 3.20%.
7)	$750.0 million in principal payments due 2033 related to our 2033 Senior Notes. The 2033 Senior Notes bear interest at a rate of 4.20%.
8)	$750.0 million in principal payments due 2034 related to our 2034 Senior Notes. The 2034 Senior Notes bear interest at a rate of 5.00%.

9)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
10)	$850.0 million in principal payments due 2052 related to our 2052 Senior Notes. The 2052 Senior Notes bear interest at a rate of 2.95%.
11)	$37.1 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at March 31, 2024, and have maturity dates ranging from 2028 to 2036.
12)	$9.3 million in principal payments related to our financing leases. Our financing leases bear interest at rates between 1.89% and 5.07% at March 31, 2024, and have expiration dates ranging from 2026 to 2029.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Revolving Credit Agreement using the term SOFR rate plus the applicable term SOFR margin, the base rate plus the applicable base rate margin, the term CORRA rate plus the applicable margin and the Canadian prime rate plus the applicable prime rate margin at March 31, 2024. We assumed the Revolving Credit Agreement is paid off when it matures on February 27, 2024.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Term SOFR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $117.7 million recorded as liabilities in our Condensed Consolidated Financial Statements at March 31, 2024, and $16.0 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$143,185	$113,353	$28,280	$1,242	$310

____________________

(1)	We are party to unconditional purchase obligations. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At March 31, 2024, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 47.2 million gallons remaining to be purchased for a total of $143.2 million. The current fuel purchase contracts expire on or before September 30, 2029. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2024, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P waste operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $1.688 billion and $1.645 billion at March 31, 2024 and December 31, 2023, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2024, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the three month periods ended March 31, 2024 and 2023, at all of our landfills during the respective period, is shown below (tons in thousands):

	Three Months Ended March 31,
	2024		2023
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	105	11,820	94	11,681
Operated landfills	7	170	7	160
	112	11,990	101	11,841

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a liquidity measure in the solid waste industry. We calculate adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment and periodic distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to evaluate the liquidity of our business operations. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the three month periods ended March 31, 2024 and 2023, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2024	2023
Net cash provided by operating activities	$490,309	$442,358
Plus (less): Change in book overdraft	(271)	5,421
Plus: Proceeds from disposal of assets	1,085	1,260
Less: Capital expenditures for property and equipment	(169,951)	(175,786)
Adjustments:
Transaction-related expenses (a)	4,976	1,249
Pre-existing Progressive Waste share-based grants (b)	14	(2)
Tax effect (c)	(1,369)	(519)
Adjusted free cash flow	$324,793	$273,981

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.
(c)	The aggregate tax effect of footnotes (a) through (b) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three month periods ended March 31, 2024 and 2023, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2024	2023
Net income attributable to Waste Connections	$230,054	$197,813
Plus (less): Net income (loss) attributable to noncontrolling interests	(927)	23
Plus: Income tax provision	59,413	54,389
Plus: Interest expense	78,488	68,353
Less: Interest income	(2,051)	(2,715)
Plus: Depreciation and amortization	262,981	243,341
Plus: Closure and post-closure accretion	9,405	4,520
Plus: Impairments and other operating items	354	1,865
Plus (less): Other expense (income), net	1,823	(3,174)
Adjustments:
Plus: Transaction-related expenses (a)	9,847	2,081
Plus: Fair value changes to equity awards (b)	1,286	373
Adjusted EBITDA	$650,673	$566,869

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as valuation measures in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three month periods ended March 31, 2024 and 2023, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended
	March 31,
	2024	2023
Reported net income attributable to Waste Connections	$230,054	$197,813
Adjustments:
Amortization of intangibles (a)	40,290	39,282
Impairments and other operating items (b)	354	1,865
Transaction-related expenses (c)	9,847	2,081
Fair value changes to equity awards (d)	1,286	373
Tax effect (e)	(13,162)	(11,024)
Adjusted net income attributable to Waste Connections	$268,669	$230,390

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.89	$0.77
Adjusted net income	$1.04	$0.89

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects adjustments for impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	The aggregate tax effect of the adjustments in footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.

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

SEASONALITY

Based on historic trends, excluding any impact from an economic recession, we would expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. This seasonality reflects (a) the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in Canada and the U.S. and (b) reduced E&P activity during harsh weather conditions, with expected fluctuation due to such seasonality between our highest and lowest quarters of approximately 10%. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected municipal solid waste, resulting in higher disposal costs, which are calculated on a per ton basis.

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

At March 31, 2024, our derivative instruments included four interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at March 31, 2024 and December 31, 2023, of $1.438 billion and $1.099 billion, respectively, including floating rate debt under our Revolving Credit Agreement (or, as of December 31, 2023, the 2021 Revolving and Term Credit Agreement and the 2022 Term Loan Agreement). A one percentage point increase in interest rates on our variable-rate debt at March 31, 2024 and December 31, 2023, would decrease our annual pre-tax income by approximately $14.4 million and $11.0 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At March 31, 2024, we had no fuel hedge agreements in place; however, we have entered into fixed price diesel fuel purchase contracts for the three months ended March 31, 2024 as described below.

For the year ending December 31, 2024, we expect to purchase approximately 89.6 million gallons of diesel fuel, of which 50.3 million gallons will be purchased at market prices and 39.3 million gallons will be purchased under our fixed price diesel fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the nine month period of April 1, 2024 to December 31, 2024, we expect to purchase approximately 37.7 million gallons of diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of diesel fuel over the remaining nine months in 2024 would decrease our pre-tax income during this period by approximately $3.8 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the three months ended March 31, 2024 and 2023, would have had a $4.7 million and $3.1 million impact on revenues, respectively.

We have operations in Canada and, where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating costs. However, the impact of foreign currency has not materially affected our results of operations in 2024 or 2023. A $0.01 change in the Canadian dollar to U.S. dollar exchange rate would impact our annual revenue and EBITDA by approximately $17.0 million and $7.0 million, respectively.

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

Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded as of March 31, 2024, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
4.1

Indenture, dated as of November 16, 2018, by and between Waste Connections, Inc. and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2018)

4.2

Eighth Supplemental Indenture, dated as of February 21, 2024, by and between Waste Connections, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on February 21, 2024)

4.3	Revolving Credit Agreement, dated as of February 27, 2024 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on February 29, 2024)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: April 25, 2024	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
President and Chief Executive Officer

Date: April 25, 2024	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Executive Vice President and Chief Financial Officer