Form 10-Q
period 2024-06-30
Waste Connections, Inc.
filed 2024-07-25
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of July 12, 2024: 258,037,421 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and equivalents	$78,658	$78,399
Accounts receivable, net of allowance for credit losses of $24,017 and $23,553 at June 30, 2024 and December 31, 2023, respectively	961,492	856,953
Prepaid expenses and other current assets	195,557	206,433
Total current assets	1,235,707	1,141,785

Restricted cash	113,748	105,639
Restricted investments	75,490	70,350
Property and equipment, net	7,896,221	7,228,331
Operating lease right-of-use assets	296,092	261,782
Goodwill	7,704,719	7,404,400
Intangible assets, net	1,894,860	1,603,541
Other assets, net	84,689	100,048
Total assets	$19,301,526	$17,915,876
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$663,159	$642,455
Book overdraft	16,204	14,855
Deferred revenue	375,626	355,203
Accrued liabilities	569,732	521,428
Current portion of operating lease liabilities	38,434	32,533
Current portion of contingent consideration	97,253	94,996
Current portion of long-term debt and notes payable	10,058	26,462
Total current liabilities	1,770,466	1,687,932

Long-term portion of debt and notes payable	7,696,229	6,724,771
Long-term portion of operating lease liabilities	270,281	238,440
Long-term portion of contingent consideration	20,806	20,034
Deferred income taxes	1,068,671	1,022,480
Other long-term liabilities	491,855	524,438
Total liabilities	11,318,308	10,218,095

Commitments and contingencies (Note 18)

Equity:
Common shares: 258,023,240 shares issued and 257,965,548 shares outstanding at June 30, 2024; 257,659,921 shares issued and 257,600,479 shares outstanding at December 31, 2023	3,279,130	3,276,661
Additional paid-in capital	290,792	284,284
Accumulated other comprehensive loss	(86,655)	(9,826)
Treasury shares: 57,692 and 59,442 shares at June 30, 2024 and December 31, 2023, respectively	—	—
Retained earnings	4,499,951	4,141,690
Total Waste Connections’ equity	7,983,218	7,692,809
Noncontrolling interest in subsidiaries	—	4,972
Total equity	7,983,218	7,697,781
Total liabilities and equity	$19,301,526	$17,915,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$2,248,166	$2,021,095	$4,320,819	$3,921,598
Operating expenses:
Cost of operations	1,301,070	1,197,349	2,522,853	2,344,290
Selling, general and administrative	228,848	216,385	449,583	410,052
Depreciation	241,229	213,322	463,920	417,380
Amortization of intangibles	44,124	39,052	84,414	78,335
Impairments and other operating items	8,190	10,859	8,544	12,724
Operating income	424,705	344,128	791,505	658,817

Interest expense	(82,377)	(67,545)	(160,864)	(135,898)
Interest income	4,009	1,338	6,060	4,053
Other income (expense), net	9,647	(200)	7,823	2,974
Income before income tax provision	355,984	277,721	644,524	529,946

Income tax provision	(80,584)	(68,551)	(139,996)	(122,940)
Net income	275,400	209,170	504,528	407,006
Plus: Net loss attributable to noncontrolling interests	77	38	1,003	15
Net income attributable to Waste Connections	$275,477	$209,208	$505,531	$407,021

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$1.07	$0.81	$1.96	$1.58
Diluted	$1.07	$0.81	$1.96	$1.58

Shares used in the per share calculations:
Basic	257,994,105	257,596,993	257,897,609	257,485,587
Diluted	258,565,246	258,110,491	258,523,996	258,050,350

Cash dividends per common share	$0.285	$0.255	$0.570	$0.510

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$275,400	$209,170	$504,528	$407,006

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(5,420)	(4,754)	(10,805)	(8,834)
Changes in fair value of interest rate swaps	3,820	16,490	13,792	13,191
Foreign currency translation adjustment	(22,643)	50,865	(79,024)	52,547
Other comprehensive income (loss), before tax	(24,243)	62,601	(76,037)	56,904
Income tax expense (benefit) related to items of other comprehensive income (loss)	424	(3,110)	(792)	(1,155)
Other comprehensive income (loss), net of tax	(23,819)	59,491	(76,829)	55,749
Comprehensive income	251,581	268,661	427,699	462,755
Plus: Comprehensive loss attributable to noncontrolling interests	77	38	1,003	15
Comprehensive income attributable to Waste Connections	$251,658	$268,699	$428,702	$462,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2023	257,600,479	$3,276,661	$284,284	$(9,826)	59,442	$—	$4,141,690	$4,972	$7,697,781
Sale of common shares held in trust	1,750	286	—	—	(1,750)	—	—	—	286
Vesting of restricted share units	329,996	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	153,555	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	19,149	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(256,512)	—	(30,850)	—	—	—	—	—	(30,850)
Equity-based compensation	—	—	19,016	—	—	—	—	—	19,016
Exercise of warrants	97,901	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	15,407	2,183	—	—	—	—	—	—	2,183
Cash dividends on common shares	—	—	—	—	—	—	(73,573)	—	(73,573)
Amounts reclassified into earnings, net of taxes	—	—	—	(3,958)	—	—	—	—	(3,958)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	7,329	—	—	—	—	7,329
Foreign currency translation adjustment	—	—	—	(56,381)	—	—	—	—	(56,381)
Net income (loss)	—	—	—	—	—	—	230,054	(927)	229,127
Balances at March 31, 2024	257,961,725	3,279,130	272,450	(62,836)	57,692	—	4,298,171	4,045	7,790,960
Vesting of restricted share units	5,539	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(6,053)	—	(414)	—	—	—	—	—	(414)
Equity-based compensation	—	—	18,788	—	—	—	—	—	18,788
Exercise of warrants	4,337	—	—	—	—	—	—	—	—
Cash dividends on common shares	—	—	—	—	—	—	(73,697)	—	(73,697)
Amounts reclassified into earnings, net of taxes	—	—	—	(3,984)	—	—	—	—	(3,984)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	2,808	—	—	—	—	2,808
Foreign currency translation adjustment	—	—	—	(22,643)	—	—	—	—	(22,643)
Purchase of noncontrolling interests	—	—	(32)	—	—	—	—	(3,968)	(4,000)
Net income (loss)	—	—	—	—	—	—	275,477	(77)	275,400
Balances at June 30, 2024	257,965,548	$3,279,130	$290,792	$(86,655)	57,692	$—	$4,499,951	$—	$7,983,218

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

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$504,528	$407,006
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from disposal of assets, impairments and other	(1,603)	12,558
Depreciation	463,920	417,380
Amortization of intangibles	84,414	78,335
Deferred income taxes, net of acquisitions	47,592	31,427
Current period provision for expected credit losses	8,756	7,035
Amortization of debt issuance costs	5,960	3,241
Share-based compensation	40,813	41,469
Interest accretion	19,227	9,835
Adjustments to contingent consideration	(500)	(910)
Other	1,694	(2,828)
Net change in operating assets and liabilities, net of acquisitions	(73,114)	12,164
Net cash provided by operating activities	1,101,687	1,016,712

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(1,435,704)	(213,152)
Capital expenditures for property and equipment	(387,170)	(394,143)
Proceeds from disposal of assets	2,997	3,819
Proceeds from sale of investment in noncontrolling interests	37,000	—
Other	(11,227)	(1,145)
Net cash used in investing activities	(1,794,104)	(604,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	3,140,648	538,421
Principal payments on notes payable and long-term debt	(2,234,998)	(768,059)
Payment of contingent consideration recorded at acquisition date	(12,496)	(2,193)
Change in book overdraft	1,350	(234)
Payments for cash dividends	(147,271)	(131,140)
Tax withholdings related to net share settlements of equity-based compensation	(31,264)	(28,675)
Debt issuance costs	(12,557)	—
Proceeds from issuance of shares under employee share purchase plan	2,183	1,841
Proceeds from sale of common shares held in trust	286	765
Other	(4,000)	—
Net cash provided by (used in) financing activities	701,881	(389,274)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,096)	154

Net increase in cash, cash equivalents and restricted cash	8,368	22,971
Cash, cash equivalents and restricted cash at beginning of period	184,038	181,364
Cash, cash equivalents and restricted cash at end of period	$192,406	$204,335

Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$157,293	$45,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three and six month periods ended June 30, 2024 and 2023. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

Additional Income Tax Disclosures.  In December 2023, the FASB issued a final standard on improvements to income tax disclosures.  The standard requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold.  The guidance also requires all entities to disclose

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

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

4.REVENUE

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, non-hazardous oil and natural gas exploration and production (“E&P”) waste treatment, recovery and disposal services and intermodal services.  The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commercial	$656,926	$615,803	$1,299,785	$1,218,082
Residential	567,383	529,872	1,113,594	1,043,926
Industrial and construction roll off	358,789	340,030	684,779	658,344
Total collection	1,583,098	1,485,705	3,098,158	2,920,352
Landfill	405,912	382,944	759,391	726,376
Transfer	350,227	306,021	652,108	579,543
Recycling	63,298	38,319	112,323	69,621
E&P	123,566	58,607	220,974	110,365
Intermodal and other	49,096	39,459	98,638	77,671
Intercompany	(327,031)	(289,960)	(620,773)	(562,330)
Total	$2,248,166	$2,021,095	$4,320,819	$3,921,598

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided. Substantially all of the deferred revenue recorded as of March 31, 2024 was recognized as revenue during the three months ended June 30, 2024 when the service was performed.

See Note 11 for additional information regarding revenue by reportable segment.

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Condensed Consolidated Balance Sheets, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company would have recognized is one year or less. The Company had $26,227 and $25,977 of deferred sales incentives at June 30, 2024 and December 31, 2023, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

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

The following is a rollforward of the Company’s allowance for credit losses for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Beginning balance	$23,553	$22,939
Current period provision for expected credit losses	8,756	7,035
Write-offs charged against the allowance	(10,903)	(10,738)
Recoveries collected	2,686	3,403
Impact of changes in foreign currency	(75)	71
Ending balance	$24,017	$22,710

6.LANDFILL ACCOUNTING

At June 30, 2024, the Company’s landfills consisted of 101 owned landfills, five landfills operated under life-of-site operating agreements and seven landfills operated under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $3,284,890 at June 30, 2024. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Based on remaining permitted capacity as of June 30, 2024, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 32 years.  As of June 30, 2024, the Company is seeking to expand permitted capacity at six of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 35 years.  The estimated remaining lives of the Company’s owned landfills and landfills operated under life-of-site operating agreements range from two to 382 years, with approximately 90% of the projected annual disposal volume from landfills with remaining lives of less than 70 years.

During the six months ended June 30, 2024 and 2023, the Company expensed $134,304 and $125,130, respectively, or an average of $5.25 and $5.10 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing “layers” for final capping, closure and post-closure liabilities is based on its long-term credit adjusted risk-free rate. The Company’s discount rate assumption for purposes of computing 2024 and 2023 “layers” for final capping, closure and post-closure obligations was 5.50% for both periods. The Company’s long-term inflation rate assumption is 2.75% for each of the years ending December 31, 2024 and 2023. The resulting final capping, closure and post-closure obligations are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the six months ended June 30, 2024 and 2023, the Company expensed $15,386 and $8,992, respectively, or an average of $0.58 and $0.37 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense. In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2023 to June 30, 2024:

Final capping, closure and post-closure liability at December 31, 2023	$522,233
Liability adjustments	262
Accretion expense associated with landfill obligations	15,386
Closure payments	(84,427)
Assumption of closure liabilities from acquisitions	50,771
Foreign currency translation adjustment	(1,168)
Final capping, closure and post-closure liability at June 30, 2024	$503,057

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Liability adjustments of $262 for the six months ended June 30, 2024, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.  In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical.

At June 30, 2024 and December 31, 2023, $10,244 and $12,381, respectively, of the Company’s restricted cash balance and $64,299 and $59,551, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

7.ACQUISITIONS

The Company acquired 14 individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses and two individually immaterial E&P waste treatment and disposal business during the six months ended June 30, 2024.  The total transaction-related expenses incurred during the six months ended June 30, 2024 for these acquisitions were $17,103. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

The Company acquired seven individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses and one immaterial E&P waste disposal business during the six months ended June 30, 2023.  The total transaction-related expenses incurred during the six months ended June 30, 2023 for these acquisitions were $3,905. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the six months ended June 30, 2024 and 2023:

	2024	2023
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$1,435,704	$213,152
Debt assumed	64,450	17,097
	1,500,154	230,249

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	64,012	9,047
Prepaid expenses and other current assets	11,435	2,214
Restricted investments	—	5,462
Operating lease right-of-use assets	3,372	885
Property and equipment	769,720	123,506
Long-term franchise agreements and contracts	78,722	59,509
Customer lists	106,437	4,457
Permits and other intangibles	197,567	2,403
Other assets	1,671	—
Accounts payable and accrued liabilities	(8,343)	(5,661)
Current portion of operating lease liabilities	(1,775)	(191)
Deferred revenue	(11,839)	(1,342)
Contingent consideration	(12,012)	(13,350)
Long-term portion of operating lease liabilities	(4,652)	(694)
Other long-term liabilities	(54,222)	(6,257)
Deferred income taxes	—	(1,077)
Total identifiable net assets	1,140,093	178,911
Goodwill	$360,061	$51,338

Goodwill acquired during the six months ended June 30, 2024 and 2023, totaling $360,061 and $51,338, respectively, is expected to be deductible for tax purposes. The fair value of acquired working capital related to 12 individually immaterial acquisitions completed during the twelve months ended June 30, 2024, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these 12 acquisitions are not expected to be material to the Company’s financial position. The adjustments recorded during the six months ended June 30, 2024 relating to finalizing the acquired working capital for the individually immaterial acquisitions completed during the twelve months ended December 31, 2023 were not material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the six months ended June 30, 2024, was $64,911, of which $899 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the six months ended June 30, 2023, was $9,189, of which $142 was expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

8.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at June 30, 2024:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$1,032,107	$(371,470)	$—	$660,637
Customer lists	907,761	(641,283)	—	266,478
Permits and other	978,545	(151,629)	(40,784)	786,132
	2,918,413	(1,164,382)	(40,784)	1,713,247
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$3,100,026	$(1,164,382)	$(40,784)	$1,894,860

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the six months ended June 30, 2024 was 14.0 years. The weighted-average amortization period of customer lists acquired during the six months ended June 30, 2024 was 10.7 years.  The weighted-average amortization period of finite-lived permits and other acquired during the six months ended June 30, 2024 was 40.0 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2023:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$960,033	$(343,099)	$—	$616,934
Customer lists	806,257	(606,192)	—	200,065
Permits and other	784,905	(139,192)	(40,784)	604,929
	2,551,195	(1,088,483)	(40,784)	1,421,928
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$2,732,808	$(1,088,483)	$(40,784)	$1,603,541

Estimated future amortization expense for the next five years relating to finite-lived intangible assets owned as of June 30, 2024 is as follows:

For the year ending December 31, 2024	$159,482
For the year ending December 31, 2025	$158,568
For the year ending December 31, 2026	$139,072
For the year ending December 31, 2027	$120,414
For the year ending December 31, 2028	$107,539

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

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

ROU assets for operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived asset impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  The Company did not recognize an impairment charge for any of its ROU assets during the six months ended June 30, 2024 and 2023.

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset.  The Company did not recognize any significant remeasurements during the six months ended June 30, 2024 and 2023.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Lease cost for operating and finance leases for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$13,036	$11,821	$25,163	$22,967
Finance lease cost:
Amortization of leased assets	833	682	1,579	1,365
Interest on leased liabilities	69	51	125	105
Total lease cost	$13,938	$12,554	$26,867	$24,437

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,657	$22,668
Operating cash flows from finance leases	$125	$105
Financing cash flows from finance leases	$9,945	$6,908
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities - operating leases	$50,302	$74,605
Right-of-use assets obtained in exchange for lease liabilities - finance leases	$2,569	$398

Weighted-average remaining lease term and discount rate for the Company’s leases are as follows:

	Six Months Ended June 30,
	2024		2023
Weighted average remaining lease term - operating leases	10.0	years	10.3	years
Weighted average remaining lease term - finance leases	3.1	years	3.7	years
Weighted average discount rate - operating leases	4.19%		3.75%
Weighted average discount rate - finance leases	2.85%		1.96%

As of June 30, 2024, future minimum lease payments, reconciled to the respective lease liabilities, are as follows:

	Operating Leases	Finance Leases
Last 6 months of 2024	$26,130	$1,965
2025	47,283	3,851
2026	44,550	3,266
2027	41,717	1,840
2028	35,738	521
Thereafter	193,453	107
Minimum lease payments	388,871	11,550
Less: imputed interest	(80,156)	(516)
Present value of minimum lease payments	308,715	11,034
Less: current portion of lease liabilities	(38,434)	(3,584)
Long-term portion of lease liabilities	$270,281	$7,450

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

10.LONG-TERM DEBT

The following table presents the Company’s long-term debt at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Revolving Credit Agreement, bearing interest ranging from 6.18% to 6.95% (a)	$1,773,934	$—
Revolver under 2021 Revolving and Term Credit Agreement, bearing interest ranging from 6.40% to 8.50% (b)	—	453,245
Term loan under 2021 Revolving and Term Credit Agreement, bearing interest at 6.50% (b)	—	650,000
Term loan under 2022 Term Loan Agreement, bearing interest at 6.44% (b)	—	800,000
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
4.50% Senior Notes due 2029	365,300	—
2.60% Senior Notes due 2030	600,000	600,000
2.20% Senior Notes due 2032	650,000	650,000
3.20% Senior Notes due 2032	500,000	500,000
4.20% Senior Notes due 2033	750,000	750,000
5.00% Senior Notes due 2034	750,000	—
3.05% Senior Notes due 2050	500,000	500,000
2.95% Senior Notes due 2052	850,000	850,000
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2024 to 2036 (a)	29,605	48,774
Finance leases, bearing interest ranging from 1.89% to 5.07%, with lease expiration dates ranging from 2026 to 2029 (a)	11,034	10,034
	7,779,873	6,812,053
Less – current portion	(10,058)	(26,462)
Less – unamortized debt discount and issuance costs	(73,586)	(60,820)
Long-term portion of debt and notes payable	$7,696,229	$6,724,771

____________________

(a)	Interest rates represent the interest rates at June 30, 2024.
(b)	Interest rates represent the interest rates at December 31, 2023.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

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

Details of the Revolving Credit Agreement at June 30, 2024 and details of the 2021 Revolving and Term Credit Agreement at December 31, 2023 are as follows:

	June 30,	December 31,
	2024	2023
Revolver
Available	$1,187,121	$1,357,013
Letters of credit outstanding	$38,945	$39,742
Total amount drawn, as follows:	$1,773,934	$453,245
Amount drawn – U.S. Term SOFR rate loan	$955,000	$90,000
Interest rate applicable – U.S. Term SOFR rate loan	6.43%	6.46%
Amount drawn – U.S. Term SOFR rate loan	$35,000	$150,000
Interest rate applicable – U.S. Term SOFR rate loan	6.44%	6.50%
Amount drawn – U.S. base rate loan	$—	$28,000
Interest rate applicable – U.S. base rate loan	—%	8.50%
Amount drawn – Canadian Term CORRA loan	$741,924	$—
Interest rate applicable - Canadian term CORRA loan	6.18%	—%
Amount drawn – Canadian Term CORRA loan	$21,918	$—
Interest rate applicable - Canadian term CORRA loan	6.18%	—%
Amount drawn – Canadian prime rate loan	$20,092	$15,122
Interest rate applicable - Canadian prime rate loan	6.95%	7.20%
Amount drawn – Canadian bankers’ acceptance	$—	$153,111
Interest rate applicable – Canadian bankers’ acceptance	—%	6.46%
Amount drawn – Canadian bankers’ acceptance	$—	$17,012
Interest rate applicable – Canadian bankers’ acceptance	—%	6.40%
Commitment – rate applicable	0.09%	0.09%
Term loan
Amount drawn – U.S. Term SOFR rate loan	$—	$650,000
Interest rate applicable – U.S. Term SOFR rate loan	—%	6.50%

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

In addition to the $38,945 of letters of credit at June 30, 2024 issued and outstanding under the Revolving Credit Agreement, the Company has issued and outstanding letters of credit totaling $112,719 under facilities other than the Revolving Credit Agreement.

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

The Revolving Credit Agreement includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) Consolidated Total Funded Debt (as defined in the Revolving Credit Agreement) as of such date to (b) Consolidated EBITDA (as defined in the Revolving Credit Agreement), measured for the preceding 12 months, to not more than 3.75 to 1.00 (or 4.25 to 1.00 during material acquisition periods, subject to certain limitations). As of June 30, 2024, the Company was in compliance with all applicable covenants in the Revolving Credit Agreement.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Senior Notes

On February 21, 2024, the Company completed an underwritten public offering of $750,000 aggregate principal amount of its 5.00% Senior Notes due 2034 (the “2034 Senior Notes”). The 2034 Senior Notes were issued under an Indenture, dated as of November 16, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the Eighth Supplemental Indenture, dated as of February 21, 2024.

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

The Company may, prior to December 1, 2033 (three months before the maturity date) (the “2034 Senior Notes Par Call Date”), redeem some or all of the 2034 Senior Notes, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount of the 2034 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2034 Senior Notes redeemed discounted to the redemption date (assuming the 2034 Senior Notes matured on the 2034 Senior Notes Par Call Date), plus, in either case, accrued and unpaid interest thereon to the redemption date. Commencing on December 1, 2033 (three months before the maturity date), the Company may redeem some or all of the 2034 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2034 Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date.

On June 13, 2024, the Company completed an underwritten public offering of CAD $500,000,000 aggregate principal amount of its 4.50% Senior Notes due 2029 (the “New 2029 Senior Notes” and, together with the 2034 Senior Notes, the “Senior Notes”). The New 2029 Senior Notes were issued under the Indenture, as supplemented by the Ninth Supplemental Indenture, dated as of June 13, 2024.

The Company will pay interest on the New 2029 Senior Notes on June 14 and December 14 of each year, beginning December 14, 2024, and the Notes will mature on June 14, 2029. The New 2029 Senior Notes are the Company’s senior unsecured obligations, ranking equally in right of payment with its other existing and future unsubordinated debt and senior to any of its future subordinated debt. The Notes will not be guaranteed by any of the Company’s subsidiaries.

The Company may, prior to May 14, 2029 (one month before the maturity date) (the “New 2029 Senior Notes Par Call Date”), redeem some or all of the New 2029 Senior Notes, at any time and from time to time, at a redemption price equal to the greater of 100% of the aggregate principal amount of the New 2029 Senior Notes redeemed, and the sum of the present values of the remaining scheduled payments of principal and interest (not including any portion of the payments of interest accrued as of the date of redemption) on the New 2029 Senior Notes redeemed discounted to the redemption date (assuming the New 2029 Senior Notes matured on the New 2029 Senior Notes Par Call Date), plus, in either case, accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. Commencing on May 14, 2029 (one month before the maturity date), the Company may redeem some or all of the New 2029 Senior Notes, at any time and from time to time, at a redemption price equal to the aggregate principal amount of the New 2029 Senior Notes being redeemed plus accrued and unpaid interest thereon, but excluding, to the redemption date.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

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

If the Company experiences certain kinds of changes of control, each holder of the Senior Notes may require the Company to purchase all or a portion of the Senior Notes for cash at a price equal to 101% of the aggregate principal amount of such Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

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

Computershare Trust Company of Canada (the “Agent”) will initially act as paying agent, transfer agent, authenticating agent and registrar for the New 2029 Senior Notes. The obligations of the Company, Trustee and Agent with respect to the New 2029 Senior Notes are governed under an Agency Agreement, dated as of June 13, 2024, between the Company, the Trustee and the Agent (the “Agency Agreement”). The Company may change the paying agent, transfer agent, authenticating agent and registrar in accordance with the terms of the Indenture and the Agency Agreement.

11.SEGMENT REPORTING

The Company’s revenues are generated primarily from the collection, transfer, recycling and disposal of non-hazardous solid waste and the treatment, recovery and disposal of non-hazardous E&P waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

For the six months ended June 30, 2024, the Company managed its operations through the following six geographic solid waste operating segments: Western, Southern, Eastern, Central, Canada and MidSouth.  The Company’s six geographic solid waste operating segments comprise its reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Certain corporate or regional overhead expense allocations may affect comparability of the segment information presented herein on a period-over-period basis.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

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

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2024 and 2023, is shown in the following tables:

Three Months Ended		Intercompany	Reported	Segment
June 30, 2024	Revenue	Revenue(b)	Revenue	EBITDA(c)
Western	$512,169	$(58,205)	$453,964	$134,434
Southern	498,817	(59,542)	439,275	138,524
Eastern	463,751	(77,648)	386,103	103,077
Central	433,495	(47,454)	386,041	138,810
Canada	351,198	(31,988)	319,210	136,148
MidSouth	315,767	(52,194)	263,573	74,733
Corporate(a)	—	—	—	(7,478)
	$2,575,197	$(327,031)	$2,248,166	$718,248

Three Months Ended		Intercompany	Reported	Segment
June 30, 2023	Revenue	Revenue(b)	Revenue	EBITDA(c)
Western	$471,481	$(52,509)	$418,972	$119,560
Southern	466,547	(52,486)	414,061	129,674
Eastern	405,614	(62,190)	343,424	86,515
Central	415,975	(46,790)	369,185	130,958
Canada	278,282	(29,577)	248,705	95,194
MidSouth	273,156	(46,408)	226,748	62,418
Corporate(a)	—	—	—	(16,958)
	$2,311,055	$(289,960)	$2,021,095	$607,361

Six Months Ended		Intercompany	Reported	Segment
June 30, 2024	Revenue	Revenue(b)	Revenue	EBITDA(c)
Western	$988,872	$(112,660)	$876,212	$247,484
Southern	972,771	(114,549)	858,222	266,936
Eastern	895,721	(149,555)	746,166	198,094
Central	836,581	(89,613)	746,968	264,732
Canada	658,543	(58,972)	599,571	257,509
MidSouth	589,104	(95,424)	493,680	132,239
Corporate(a), (d)	—	—	—	(18,611)
	$4,941,592	$(620,773)	$4,320,819	$1,348,383

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Six Months Ended		Intercompany	Reported	Segment
June 30, 2023	Revenue	Revenue(b)	Revenue	EBITDA(c)
Western	$916,277	$(101,466)	$814,811	$230,249
Southern	917,547	(103,593)	813,954	251,588
Eastern	794,411	(121,858)	672,553	159,790
Central	799,500	(90,330)	709,170	246,714
Canada	531,952	(56,091)	475,861	178,178
MidSouth	524,241	(88,992)	435,249	120,149
Corporate(a), (d)	—	—	—	(19,412)
	$4,483,928	$(562,330)	$3,921,598	$1,167,256

____________________

(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA of the Company’s Corporate segment for the periods presented.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

Total assets for each of the Company’s reportable segments at June 30, 2024 and December 31, 2023, were as follows:

	June 30,	December 31,
	2024	2023
Western	$3,562,124	$3,432,529
Southern	3,518,936	3,501,953
Eastern	3,269,160	3,228,244
Central	2,804,858	2,811,016
Canada	3,727,512	2,794,795
MidSouth	2,001,788	1,705,180
Corporate	417,148	442,159
Total Assets	$19,301,526	$17,915,876

The following tables show changes in goodwill during the six months ended June 30, 2024 and 2023, by reportable segment:

	Western	Southern	Eastern	Central	Canada	MidSouth	Total
Balance as of December 31, 2023	$779,455	$1,559,703	$1,587,491	$1,008,500	$1,723,068	$746,183	$7,404,400
Goodwill acquired	64,184	6,370	34,586	485	152,777	101,659	360,061
Impact of changes in foreign currency	—	—	—	—	(59,742)	—	(59,742)
Balance as of June 30, 2024	$843,639	$1,566,073	$1,622,077	$1,008,985	$1,816,103	$847,842	$7,704,719

	Western	Southern	Eastern	Central	Canada	MidSouth	Total
Balance as of December 31, 2022	$732,335	$1,547,894	$1,189,111	$1,003,470	$1,684,670	$744,817	$6,902,297
Goodwill acquired	45,072	—	3,895	4,026	—	1,366	54,359
Goodwill acquisition adjustments	—	(1,493)	—	—	(1,528)	—	(3,021)
Impact of changes in foreign currency	—	—	—	—	38,831	—	38,831
Balance as of June 30, 2023	$777,407	$1,546,401	$1,193,006	$1,007,496	$1,721,973	$746,183	$6,992,466

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Western segment EBITDA	$134,434	$119,560	$247,484	$230,249
Southern segment EBITDA	138,524	129,674	266,936	251,588
Eastern segment EBITDA	103,077	86,515	198,094	159,790
Central segment EBITDA	138,810	130,958	264,732	246,714
Canada segment EBITDA	136,148	95,194	257,509	178,178
MidSouth segment EBITDA	74,733	62,418	132,239	120,149
Subtotal reportable segments	725,726	624,319	1,366,994	1,186,668
Unallocated corporate overhead	(7,478)	(16,958)	(18,611)	(19,412)
Depreciation	(241,229)	(213,322)	(463,920)	(417,380)
Amortization of intangibles	(44,124)	(39,052)	(84,414)	(78,335)
Impairments and other operating items	(8,190)	(10,859)	(8,544)	(12,724)
Interest expense	(82,377)	(67,545)	(160,864)	(135,898)
Interest income	4,009	1,338	6,060	4,053
Other income (expense), net	9,647	(200)	7,823	2,974
Income before income tax provision	$355,984	$277,721	$644,524	$529,946

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Revolving Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at June 30, 2024 were specifically designated to the Revolving Credit Agreement and accounted for as cash flow hedges.

At June 30, 2024, the Company’s derivative instruments included four interest rate swap agreements as follows:

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

____________________

(a)Plus applicable margin.
(b)In October 2022, the Company amended the reference rate in all of its outstanding interest rate swap contracts to replace One-Month LIBOR with One-Month Term SOFR and certain credit spread adjustments. The Company did not record any gains or losses upon the conversion

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

of the reference rates in these interest rate swap contracts, and the Company believes these amendments will not have a material impact on its Condensed Consolidated Financial Statements.

The fair values of derivative instruments designated as cash flow hedges at June 30, 2024, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$18,473	Accrued liabilities	$—
	Other assets, net	7,301
Total derivatives designated as cash flow hedges		$25,774		$—

____________________

(a)Represents the estimated amount of the existing unrealized gains on interest rate swaps at June 30, 2024 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

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

The following tables summarize the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three and six months ended June 30, 2024 and 2023:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2024	2023		2024	2023
Interest rate swaps	$2,808	$12,120	Interest expense	$(3,984)	$(3,494)

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023		2024	2023
Interest rate swaps	$10,137	$9,695	Interest expense	$(7,942)	$(6,493)

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

13.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of June 30, 2024 and December 31, 2023, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of June 30, 2024 and December 31, 2023, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of June 30, 2024 and December 31, 2023, are as follows:

	Carrying Value at		Fair Value (a) at
	June 30,	December 31,	June 30,	December 31,
	2024	2023	2024	2023
4.25% Senior Notes due 2028	$500,000	$500,000	$483,300	$496,800
3.50% Senior Notes due 2029	$500,000	$500,000	$467,650	$478,350
4.50% Senior Notes due 2029	$365,300	$—	$364,826	$—
2.60% Senior Notes due 2030	$600,000	$600,000	$528,780	$539,460
2.20% Senior Notes due 2032	$650,000	$650,000	$529,880	$543,725
3.20% Senior Notes due 2032	$500,000	$500,000	$435,000	$450,200
4.20% Senior Notes due 2033	$750,000	$750,000	$696,750	$729,600
5.00% Senior Notes due 2034	$750,000	$—	$734,775	$—
3.05% Senior Notes due 2050	$500,000	$500,000	$333,200	$362,600
2.95% Senior Notes due 2052	$850,000	$850,000	$546,465	$601,460

____________________

(a)	Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value inputs include third-party calculations of the market interest rate of notes with similar ratings in similar industries over the remaining note terms.

For details on the fair value of the Company’s interest rate swaps, restricted cash and investments and contingent consideration, refer to Note 15.

14.NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$275,477	$209,208	$505,531	$407,021
Denominator:
Basic shares outstanding	257,994,105	257,596,993	257,897,609	257,485,587
Dilutive effect of equity-based awards	571,141	513,498	626,387	564,763
Diluted shares outstanding	258,565,246	258,110,491	258,523,996	258,050,350

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At June 30, 2024 and December 31, 2023, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash is valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash measured at fair value is invested primarily in money market accounts, bank time deposits and U.S. government and agency securities. The Company’s restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted investments measured at fair value are invested primarily in money market accounts, bank time deposits, U.S. government and agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, were as follows:

	Fair Value Measurement at June 30, 2024 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$25,774	$—	$25,774	$—
Restricted cash	$113,748	$113,748	$—	$—
Restricted investments	$76,168	$—	$76,168	$—
Contingent consideration	$(118,059)	$—	$—	$(118,059)

	Fair Value Measurement at December 31, 2023 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$22,787	$—	$22,787	$—
Restricted cash	$105,639	$105,639	$—	$—
Restricted investments	$70,658	$—	$70,658	$—
Contingent consideration	$(115,030)	$—	$—	$(115,030)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Beginning balance	$115,030	$81,415
Contingent consideration recorded at acquisition date	12,012	13,350
Payment of contingent consideration recorded at acquisition date	(12,496)	(2,193)
Adjustments to contingent consideration	(500)	(910)
Interest accretion expense	4,013	747
Ending balance	$118,059	$92,409

16.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30, 2024
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(5,420)	$1,436	$(3,984)
Changes in fair value of interest rate swaps	3,820	(1,012)	2,808
Foreign currency translation adjustment	(22,643)	—	(22,643)
	$(24,243)	$424	$(23,819)

	Three Months Ended June 30, 2023
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(4,754)	$1,260	$(3,494)
Changes in fair value of interest rate swaps	16,490	(4,370)	12,120
Foreign currency translation adjustment	50,865	—	50,865
	$62,601	$(3,110)	$59,491

	Six Months Ended June 30, 2024
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(10,805)	$2,863	$(7,942)
Changes in fair value of interest rate swaps	13,792	(3,655)	10,137
Foreign currency translation adjustment	(79,024)	—	(79,024)
	$(76,037)	$(792)	$(76,829)

	Six Months Ended June 30, 2023
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(8,834)	$2,341	$(6,493)
Changes in fair value of interest rate swaps	13,191	(3,496)	9,695
Foreign currency translation adjustment	52,547	—	52,547
	$56,904	$(1,155)	$55,749

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

A rollforward of the amounts included in AOCIL, net of taxes, for the six months ended June 30, 2024 and 2023, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2023	$16,749	$(26,575)	$(9,826)
Amounts reclassified into earnings	(7,942)	—	(7,942)
Changes in fair value	10,137	—	10,137
Foreign currency translation adjustment	—	(79,024)	(79,024)
Balance at June 30, 2024	$18,944	$(105,599)	$(86,655)

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2022	$23,378	$(80,208)	$(56,830)
Amounts reclassified into earnings	(6,493)	—	(6,493)
Changes in fair value	9,695	—	9,695
Foreign currency translation adjustment	—	52,547	52,547
Balance at June 30, 2023	$26,580	$(27,661)	$(1,081)

See Note 12 for further discussion on the Company’s derivative instruments.

17.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the six-month period ended June 30, 2024, is presented below:

Unvested Shares
Outstanding at December 31, 2023	936,267
Granted	361,406
Forfeited	(30,478)
Vested and issued	(335,535)
Outstanding at June 30, 2024	931,660

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the six-month period ended June 30, 2024 was $164.63.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At June 30, 2024 and 2023, the Company had 29,980 and 62,201 vested deferred RSUs outstanding, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the six-month period ended June 30, 2024, is presented below:

Unvested Shares
Outstanding at December 31, 2023	259,532
Granted	113,166
Vested and issued	(153,555)
Outstanding at June 30, 2024	219,143

During the six months ended June 30, 2024, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2026. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the six-month period ended June 30, 2024 was $138.29.

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the six-month period ended June 30, 2024, is presented below:

Vested Shares
Outstanding at December 31, 2023	30,481
Granted	3,363
Cash settled	(4,209)
Outstanding at June 30, 2024	29,635

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the six-month period ended June 30, 2024 was $167.56.

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting or other distribution events. A summary of activity related to Progressive Waste RSUs during the six-month period ended June 30, 2024, is presented below:

Outstanding at December 31, 2023	51,812
Cash settled	(1,750)
Outstanding at June 30, 2024	50,062

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  All remaining RSUs were vested as of March 31, 2019.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Employee Share Purchase Plan

On May 15, 2020, the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). Under the ESPP, qualified employees may elect to have payroll deductions withheld from their eligible compensation on each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period, provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the Toronto Stock Exchange (the “TSX”) over the final five trading days of such offering period. The maximum number of shares that may be issued under the ESPP is 1,000,000.  Under the ESPP, employees purchased 15,407 of the Company’s common shares for $2,183 during the six months ended June 30, 2024.  Under the ESPP, employees purchased 14,594 of the Company’s common shares for $1,841 during the six months ended June 30, 2023.

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

For each of the six months ended June 30, 2024 and 2023, the Company did not repurchase any common shares pursuant to the NCIB in effect during that period.  As of June 30, 2024, the maximum number of shares available for repurchase under the current NCIB was 12,881,534.

Cash Dividend

In October 2023, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.03, from $0.255 to $0.285 per Company common share. Cash dividends of $147,271 and $131,140 were paid during the six months ended June 30, 2024 and 2023, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of June 30, 2024, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

In July and August 2018, four separate lawsuits seeking class action status were filed against LRLC and certain other Company subsidiaries, the Parish, and Aptim Corporation in Louisiana state court, and subsequently removed to the United States District Court for the Eastern District of Louisiana, before Judge Susie Morgan in New Orleans. The Court later consolidated the claims of the putative class action plaintiffs (the “Ictech-Bendeck” action). Beginning in December 2018, a series of 11 substantively identical mass actions were filed in Louisiana state court against LRLC and certain other Company subsidiaries, the Parish, and Aptim Corporation. The claims of the mass action plaintiffs were removed to and consolidated in federal court in the Eastern District of Louisiana, also before Judge Susie Morgan (the “Addison” action).

On December 19, 2023, 52 plaintiffs filed a mass action in the federal district court of the Eastern District of Louisiana, Arceneaux v. Louisiana Regional Landfill Company, et al. The Arceneaux complaint was substantially identical to the consolidated Addison action, asserting the same causes of action against the same defendants, but was filed by a new law firm. The Company and Aptim moved to dismiss the Arceneaux complaint on May 2, and plaintiffs voluntarily dismissed the complaint, which the Court so-ordered on May 10, 2024.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

The putative Ictech-Bendeck class actions and the Addison mass action assert claims for damages from odors allegedly emanating from the JP Landfill. The consolidated putative class action complaint alleges that the JP Landfill released “noxious odors” into the plaintiffs’ properties and the surrounding community and asserts a range of liability theories—nuisance, negligence (since dismissed), and strict liability—against all defendants. The putative class is described currently as Jefferson Parish residents suffering an injury as a result of exposure to odors from the Landfill between July 1, 2017 and December 31, 2019, in five proposed geographic sub-classes encompassing residents within a delineated area of Jefferson Parish that extends roughly five miles from the Landfill to the north and east. The putative class plaintiffs propose that a class be certified on liability and allocation issues and that specific causation be left for individual determination. On May 15, 2024, the Ictech-Bendeck plaintiffs filed an amended motion for class certification, which the defendants opposed.  The putative class plaintiffs seek unspecified damages. The Addison plaintiffs assert causes of action for nuisance, negligence, and (with respect to the Parish) unconstitutional takings under the Louisiana Constitution; on behalf of two plaintiffs, the Addison complaint also asserts causes of action for wrongful death and survivorship.

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

After the general causation decision, extensive discovery occurred in 2023 and 2024, and a 14-day merits trial on the first 13 Addison plaintiffs will start on August 12, 2024. Briefing on the class action plaintiffs’ motion for class certification was completed on June 26, 2024, and the Court indicated that no decision on class certification will occur before the Addison trial. The Company has already obtained dismissal of approximately one third of the original 812 Addison plaintiffs, and believes it has defenses to the merits of the claims by the remaining 541 Addison plaintiffs, including specific causation issues due to other odor sources in the area. The Company also believes it has defenses to certification of the putative class actions. The Company is continuing to vigorously defend itself in these lawsuits; however, at this time, the Company is not able to determine the likelihood of any outcome regarding the underlying claims, including the allocation of any potential liability among the Company, the Parish, and Aptim Corporation.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

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

CCL appealed the Commission’s decision to the County Board of Supervisors, but the appeal was not successful.  At a subsequent hearing, on July 25, 2017, the Board of Supervisors approved the CUP.  On October 20, 2017, CCL filed in the Superior Court of California, County of Los Angeles a verified petition for writ of mandate and complaint against the County and the County Board of Supervisors captioned Chiquita Canyon, LLC v. County of Los Angeles (the “Complaint”).  The Complaint challenges the terms of the CUP in 13 counts generally alleging that the County violated multiple California and federal statutes and California and federal constitutional protections. CCL seeks the following relief: (a) an injunction and writ of mandate against certain of the CUP’s operational restrictions, taxes and fees, (b) a declaration that the challenged conditions are unconstitutional and in violation of state and federal statutes, (c) reimbursement for any such illegal fees paid under protest, (d) damages, (e) an award of just compensation for a taking, (f) attorney fees, and (g) all other appropriate legal and equitable relief.

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

On January 12, 2018, CCL filed an appeal of the alleged violations in the NOV.  Subsequently, CCL filed additional legal arguments and exhibits contesting the NOV.  On March 6, 2018, a DRP employee designated as hearing officer sustained the NOV, including the $11,600 B&T fee, and imposed an administrative penalty in the amount of $83 and a noncompliance fee of $0.75. A written decision memorializing the hearing officer’s findings and order was issued on July 10, 2018.  On April 13, 2018, CCL filed in the Superior Court of California, County of Los Angeles, a Petition for Writ of Administrative Mandamus against the County seeking to overturn the decision sustaining the NOV, contending that the NOV and decision are not supported by the facts or law.  On July 17, 2018, the Court granted CCL leave to pay the $11,600 B&T fee and to amend its Complaint in the CUP lawsuit to reflect the payment under protest, allowing the challenge to the B&T fee under the Mitigation Fee Act to proceed in the CUP lawsuit.  CCL paid the B&T fee under protest on August 10, 2018, and also paid on that date the administrative penalty of $83 and the noncompliance fee of $0.75. The Court indicated that the NOV case would be coordinated with the CUP lawsuit.  On October 11, 2022, CCL and the County

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

entered into the settlement agreement, described above under paragraph A.  If the CUP modification application is approved by the County and certain other contingencies are satisfied, CCL will dismiss this lawsuit.  However, at this time, the Company is not able to determine the likelihood of any outcome in this matter.

Elevated Temperature Landfill Event

Beginning in May 2023, the Company’s subsidiary, Chiquita Canyon, LLC (“CCL”), began receiving notices of violation (“NOVs”) from the South Coast Air Quality Management District (“SCAQMD”) for alleged violations of Section 41700 of the California Health & Safety Code and SCAQMD Rule 402 based on complaints from the public of odors, which SCAQMD inspectors stated that they verified were from the Chiquita Canyon Landfill (the “CC Landfill”). Each Rule 402 NOV alleges the CC Landfill is “discharging such quantities of air contaminants to cause injury, detriment, nuisance or annoyance to a considerable number of persons.” CCL’s retained expert consultants in Elevated Temperature Landfill (“ETLF”) events have attributed the odors and other impacts to an ETLF event that is occurring in a lined, non-active area of the CC Landfill.

Since May 2023, CCL has received approximately 218 NOVs for alleged violations of SCAQMD Rule 402. CCL has also received seven additional NOVs from SCAQMD alleging violations of other SCAQMD rules and CCL’s Title V permit. The majority of these additional NOVs appear related to the increase in liquids and landfill gas caused by the ETLF event.

On August 15, 2023, SCAQMD petitioned its Hearing Board for an Order for Abatement in Hearing Board Case No. 6177-4 to address the Rule 402 NOVs issued by SCAQMD inspectors as a result of the ETLF event. SCAQMD and CCL negotiated a Stipulated Order for Abatement (the “Stipulated Order”), which was issued by the Hearing Board on September 6, 2023. Modifications to the Stipulated Order were approved by the Hearing Board after hearings on January 16 and 17, 2024, March 21, 2024, and April 24, 2024. The modified Stipulated Order contains 77 conditions. A status and modification hearing is scheduled for August 17 and 20, 2024.

On November 22, 2023, CCL received an NOV from the Los Angeles Regional Water Quality Control Board (“Water Board”) for alleged violations of CCL’s Waste Discharge Requirements Order No. R4-2018-0172, including the Monitoring and Reporting Program. The allegations relate to increased leachate production and leachate seeps caused by the ETLF event. CCL has received three more NOVs from the Water Board regarding alleged discharges, reporting, and other compliance violations. CCL has submitted full responses to each of the November 22, 2023, and January 24, March 28, and April 9, 2024 NOVs from the Water Board.

On June 27, 2024, CCL received a fifth NOV from the Water Board for alleged non-compliance with a March 20, 2024 Investigative Order issued by the Water Board pursuant to California Water Code §§ 13267 and 13383. CCL will provide a full response to the alleged violations.

On February 15, 2024, CCL received a Summary of Violations (“SOV”) from the Department of Toxic Substances Control (“DTSC”). The SOV alleges violations of California’s hazardous waste control laws and their implementing regulations. Specifically, the SOV alleges five class I violations: four alleged violations of various laws and regulations related to one December 27, 2023 offsite shipment of leachate, a grab sample of which tested above a regulatory threshold, that was shipped to a non-hazardous waste treatment and disposal facility; and one alleged violation of 22 CCR § 66265.31 for “fail[ing] to minimize the possibility of releases of hazardous waste or hazardous waste constituents to air, soil, or surface water which could threaten human health or the environment.”

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

On March 29, 2024, CCL received a second SOV from DTSC, again alleging violations of the California hazardous waste control laws and their implementing regulations. Specifically, the SOV alleges three class 1 violations: an additional alleged violation of 22 CCR § 66265.31; and two alleged violations of section 25189.2(c) of the Health & Safety Code for allegedly “dispos[ing], or caus[ing] the disposal of, a hazardous or extremely hazardous waste at a point that is not authorized” in two separate incidents. CCL has submitted full responses to each SOV from DTSC.

On June 4, 2024, CCL received a Finding of Violation (“FOV”) from the U.S. Environmental Protection Agency, alleging violations of the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) for municipal solid waste landfills, the NSPS and NESHAP General Provisions, and certain conditions of CCL’s Title V permit. CCL will provide a full response to the alleged violations.

At this time, CCL is not able to determine the likely penalties that the regulatory agencies will seek for these violations, but they could be substantial. CCL also is incurring substantial costs in conjunction with efforts to address the ETLF event and any related impacts, including attendant air emissions, and to manage the increased production and changing composition of the liquids. At this time, the Company is not able to determine the likelihood of any outcome of the resolution of the SCAQMD NOVs, DTSC SOVs, Water Board NOVs, or the EPA FOV, including the amount of penalties.

Related Civil Litigation

Given the facts related to the ETLF event and the alleged violations described above, a number of civil lawsuits have been filed against CCL and other Company subsidiaries, including Chiquita Canyon, Inc., Waste Connections of California, Inc., Waste Connections Management Services Inc. and Waste Connections US, Inc.  These began with Howse et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Co. Superior Court; filed September 5, 2023, removed to U.S.D.C. C.D. Cal. October 4, 2023).  That case included class action claims, but in May 2024, those claims were dropped and the case continues as a mass tort case in federal district court.  The Company is working to consolidate the additional civil lawsuits brought by over ten law firms in federal and state courts with the Howse case in federal court.

The total plaintiffs in these civil lawsuits number over 2,800 as of July 24, 2024, which includes some from cases filed but not yet served, and the Company expects additional complaints and plaintiffs in the future.

The claims in the ongoing cases allege, among other things, nuisance odors, chemical exposures and other torts, including private nuisance (continuing and permanent), public nuisance (continuing and permanent), negligence, negligence per se, strict liability for ultrahazardous activities, and a violation of Health and Safety Code § 41700.  Plaintiffs seek damages for physical injury, fear of future physical injury, increased risk of future injury, including the need for medical monitoring, emotional distress, harm to real and personal property, medical expenses, relocation expenses, and punitive damages.  Plaintiffs seek all costs of suits and attorneys’ fees.  Some of the cases allege that officers and directors and/or agents of the Company’s subsidiaries had advance knowledge that failure to properly maintain and operate the CC Landfill would result in the sorts of harms that the plaintiffs allegedly suffered.  Some of the cases seek injunctive relief to prevent further harm to the plaintiffs or to close the CC Landfill.

The additional cases include: Suggs et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed February 2, 2024, removed to U.S.D.C. C.D. Cal. March 25, 2024); Siryani et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed March 27, 2024, removed to U.S.D.C. C.D. Cal. on April 29, 2024); Adams Evans et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed April 15, 2014, removed to U.S.D.C. C.D. Cal. on July 5, 2024); Aleksanyan et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed May 20, 2024);  Jolene Acosta et al., v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed May 29, 2024, removed to U.S.D.C. C.D. Cal. on July 12, 2024); Quaiden Fenstermaker et. al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed May 29, 2024, removed to U.S.D.C. C.D. Cal. on July 13, 2024); Briana Mejia et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Court; filed May 29, 2024, removed to U.S.D.C. C.D. Cal. on July 15, 2024); Araiza et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed June 3, 2024); Melineh Gasparians et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed June 10, 2024); Claudia Rivera et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed June 14, 2024, removed to U.S.D.C. C.D. Cal. on July 22, 2024); Alejandra Suarez et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed June 20, 2024) ;  Geon Hwang, et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed July 8, 2024); Anabel Austin, et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed July 9, 2024); Isabell Dolores Palomino et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed July 12, 2024); and Stephanie Audish et al. v. Chiquita Canyon, LLC (Los Angeles Superior Court; filed July 16, 2024).  One law firm has also filed over 330 individual cases in Los Angeles Superior Court, which the Company is relating and consolidating to that firm’s first filed case, Serieddine et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed January 8, 2024), so the cases can be collectively removed to federal court.

The Company is continuing to vigorously defend itself in these lawsuits; however, at this time, the Company is not able to determine the likelihood of any outcome regarding the underlying claims.

19.SUBSEQUENT EVENTS

On July 23, 2024, the Company’s Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of its NCIB.  The renewal is expected to commence following the conclusion of the Company’s current NCIB expiring August 9, 2024.  Upon approval, the Company anticipates that it will be authorized to make purchases during the period of August 12, 2024 to August 11, 2025 or until such earlier time as the NCIB is completed or terminated at the Company’s option.

On July 24, 2024, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.285 per Company common share. The dividend will be paid on August 22, 2024, to shareholders of record on the close of business on August 7, 2024.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We make statements in this Quarterly Report on Form 10-Q that are forward-looking in nature.  These include:

●	Statements regarding our landfills, including capacity, duration, special projects, demand for and pricing of recyclables, estimated closure and post-closure liabilities, landfill alternatives and related capital expenditures, operating expenses, leachate and the ETLF event at the Chiquita Canyon Landfill;
●	Discussion of competition, loss of contracts, price increases and additional exclusive and/or long-term collection service arrangements;
●	Forecasts of cash flows necessary for operations and free cash flow to reduce leverage as well as our ability to draw on our credit facility and access the capital markets to refinance or expand;
●	Statements regarding our ability to access capital resources or credit markets;
●	Plans for, and the amounts of, certain capital expenditures for our existing and newly acquired properties and equipment;
●	Statements regarding fuel, oil and natural gas demand, prices, and price volatility;
●	Assessments of regulatory developments and potential changes in environmental, health, safety and tax laws and regulations; and
●	Other statements on a variety of topics such as inflation, credit risk of customers, seasonality, labor/pension costs and labor union activity, employee retention costs, operational and safety risks, acquisitions, litigation developments and results, goodwill impairments, insurance costs and cybersecurity threats.

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

Environmental, organizational and financial sustainability initiatives have been key components of our success since we were founded in 1997.  We continue to grow and expand these efforts and our disclosure regarding progress towards their achievement as our industry and technology continue to evolve.  To that end, we have committed $500 million to the advancement of long-term, aspirational ESG targets, which have been incorporated into executive compensation metrics. Our investments primarily focus on reducing emissions and emissions intensity, increasing resource recovery of both recyclable commodities and clean energy fuels, reducing reliance on off-site disposal for landfill leachate, further improving safety through reduced incidents and enhancing employee engagement through improved voluntary turnover and Servant Leadership scores.  Our 2023 Sustainability Report can be found at www.wasteconnections.com/sustainability but does not constitute a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q.

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

All references to “dollars” or “$” used herein refer to U.S. dollars, and all references to “CAD $” used herein refer to Canadian dollars, unless otherwise stated.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Revenues	$2,248,166	100.0%	$2,021,095	100.0%	$4,320,819	100.0%	$3,921,598	100.0%
Cost of operations	1,301,070	57.9	1,197,349	59.2	2,522,853	58.4	2,344,290	59.8
Selling, general and administrative	228,848	10.2	216,385	10.7	449,583	10.4	410,052	10.5
Depreciation	241,229	10.7	213,322	10.6	463,920	10.7	417,380	10.6
Amortization of intangibles	44,124	2.0	39,052	1.9	84,414	2.0	78,335	2.0
Impairments and other operating items	8,190	0.4	10,859	0.6	8,544	0.2	12,724	0.3
Operating income	424,705	18.8	344,128	17.0	791,505	18.3	658,817	16.8

Interest expense	(82,377)	(3.6)	(67,545)	(3.4)	(160,864)	(3.7)	(135,898)	(3.5)
Interest income	4,009	0.2	1,338	0.1	6,060	0.1	4,053	0.1
Other income (expense), net	9,647	0.4	(200)	(0.0)	7,823	0.2	2,974	0.1
Income tax provision	(80,584)	(3.6)	(68,551)	(3.4)	(139,996)	(3.2)	(122,940)	(3.1)
Net income	275,400	12.2	209,170	10.3	504,528	11.7	407,006	10.4
Net loss attributable to noncontrolling interests	77	0.0	38	0.0	1,003	0.0	15	0.0
Net income attributable to Waste Connections	$275,477	12.2%	$209,208	10.3%	$505,531	11.7%	$407,021	10.4%

Revenues.  Total revenues increased $227.1 million, or 11.2%, to $2.248 billion for the three months ended June 30, 2024, from $2.021 billion for the three months ended June 30, 2023.  Total revenues increased $399.2 million, or 10.2%, to $4.321 billion for the six months ended June 30, 2024, from $3.922 billion for the six months ended June 30, 2023.

Acquisitions closed during, or subsequent to, the three and six months ended June 30, 2023, increased revenues by $123.4 million and $204.0 million, respectively, for the three and six months ended June 30, 2024.

Operations that were divested during, or subsequent to, the three and six months ended June 30, 2023, decreased revenues by $2.6 million and $5.3 million, respectively, for the three and six months ended June 30, 2024.

During the three months ended June 30, 2024, the net increase in prices charged to our customers at our existing operations was $131.2 million, consisting of $135.7 million of core price increases and decreases in surcharges of $4.5 million.  During the six months ended June 30, 2024, the net increase in prices charged to our customers at our existing operations was $259.6 million, consisting of $276.3 million of core price increases and decreases in surcharges of $16.7 million.

During the three months ended June 30, 2024, we recognized volume losses totaling $54.2 million, resulting from lower residential collection volumes due primarily to the purposeful shedding of certain low-margin municipal contracts in our Eastern, Canada and Southern segments, lower commercial revenues and a decrease in post collection volumes.  During the six months ended June 30, 2024, we recognized volume losses totaling $123.8 million, resulting from lower residential collection volumes due primarily to the purposeful shedding of certain low-margin municipal contracts in our Eastern, Canada and Southern segments, lower commercial revenues and a decrease in roll off and post collection volumes in part due to the weather impacting operations in certain geographic markets.

E&P waste revenues at facilities owned during the three and six months ended June 30, 2024 and 2023 increased $9.0 million and $17.6 million, respectively, due to increases in overall demand for our E&P waste services as a result of increases in drilling and production activity levels in certain basins.

Revenues from sales of recyclable commodities at facilities owned during the three and six months ended June 30, 2024 and 2023 increased $15.2 million and $30.6 million, respectively. The increases are primarily attributable to higher average commodity pricing for old corrugated cardboard and other paper products as compared to the prior periods.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $4.6 million and $4.2 million for the three and six months ended June 30, 2024, respectively. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7308 and 0.7447 for the three months ended June 30, 2024 and 2023, respectively.  The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7356 and 0.7423 for the six months ended June 30, 2024 and 2023, respectively.

Other revenues increased $9.7 million during the three months ended June 30, 2024, due primarily to a $9.7 million increase in landfill gas revenues on higher values for renewable energy credits and higher landfill gas volumes and a $0.6 million increase in other non-core revenue sources, partially offset by a $0.6 million decrease in intermodal revenues.  Other revenues increased $20.7 million during the six months ended June 30, 2024, due primarily to a $21.4 million increase in landfill gas revenues on higher values for renewable energy credits and higher landfill gas volumes and a $1.5 million increase in other non-core revenue sources, partially offset by a $2.2 million decrease in intermodal revenues.

Cost of Operations.  Total cost of operations increased $103.7 million, or 8.7%, to $1.301 billion for the three months ended June 30, 2024, from $1.197 billion for the three months ended June 30, 2023. The increase was primarily the result of $59.2 million of additional operating costs from acquisitions closed during, or subsequent to, the three months ended June 30, 2023 and an increase in operating costs at our existing operations of $48.4 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $2.4 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $1.5 million from operations divested during, or subsequent to, the three months ended June 30, 2023.

The increase in operating costs of $48.4 million, assuming foreign currency parity, at our existing operations for the three months ended June 30, 2024, consisted of higher labor and recurring incentive compensation expenses of $17.5 million, an increase in disposal costs of $7.7 million, an increase in risk management expenses of $5.1 million due to higher claim and premium costs, an increase in third-party trucking and transportation expenses of $4.7 million, an increase in truck, container, equipment and facility maintenance and repair expenses of $4.6 million, an increase in benefits costs of $3.5 million, an increase in taxes on revenues of $3.3 million as a result of increased revenues, an increase in leachate costs of $2.7 million and a net increase of other expenses of $5.7 million, partially offset by a decrease in subcontract expense of $4.1 million and a decrease in fees paid for the processing of recyclable materials of $2.3 million primarily as a result of higher commodity values.

Total cost of operations increased $178.6 million, or 7.6%, to $2.523 billion for the six months ended June 30, 2024, from $2.344 billion for the six months ended June 30, 2023. The increase was primarily the result of $98.5 million of additional operating costs from acquisitions closed during, or subsequent to, the six months ended June 30, 2023, and an increase in operating costs at our existing operations of $85.2 million, assuming foreign currency parity, partially offset by a decrease of $2.9 million from operations divested during, or subsequent to, the six months ended June 30, 2023 and a decrease in operating costs of $2.2 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in operating costs of $85.2 million, assuming foreign currency parity, at our existing operations for the six months ended June 30, 2024, consisted of higher labor and recurring incentive compensation expenses of $33.7 million, an increase in risk management expenses of $20.8 million due to higher claim and premium costs, an increase in disposal costs of $10.7 million, an increase in benefits costs of $6.9 million, an increase in truck, container, equipment and facility maintenance and repair expenses of $6.9 million, an increase in leachate costs of $6.0 million, an increase in post-closure liability interest accretion expense of $5.2 million, an increase in taxes on revenues of $5.2 million as the result of increased revenues, an increase in facility and equipment rental costs $1.9 million, an increase in property taxes of $1.8 million and a net increase of other expenses of $6.0 million, partially offset by a decrease in subcontract expense of $7.8 million, a decrease in fuel expense of $6.6 million due to lower diesel and natural gas prices and a decrease in fees paid for the processing of recyclable materials of $5.5 million primarily as a result of higher commodity values.

Cost of operations as a percentage of revenues decreased 1.3 percentage points to 57.9% for the three months ended June 30, 2024, from 59.2% for the three months ended June 30, 2023. The decrease as a percentage of revenues was primarily driven by the impact of price-led revenue growth, contributions from an increase in higher landfill gas sales, a 0.3 percentage point decrease in fuel costs due to lower diesel and natural gas prices, a 0.3 percentage point decrease due to the impact of acquisitions having lower operating costs as a percentage of revenue as compared to existing operations, a 0.3 percentage point decrease due to lower labor costs, a 0.2 percentage point decrease due to lower costs associated with the processing of recyclable materials driven by higher recyclable commodity values, a 0.2 percentage point decrease in truck, container, equipment and facility maintenance and repair expenses and a 0.2 percentage point decrease in subcontract costs, partially offset by a 0.2 percentage point increase from all other net changes.

Cost of operations as a percentage of revenues decreased 1.4 percentage points to 58.4% for the six months ended June 30, 2024, from 59.8% for the six months ended June 30, 2023. The decrease as a percentage of revenues was primarily driven by the impact of price-led revenue growth, contributions from an increase in higher landfill gas sales, a 0.4 percentage point decrease in fuel costs due to lower diesel and natural gas prices, a 0.3 percentage point decrease in third-party trucking and transportation expenses, a 0.3 percentage point decrease due to lower labor costs, a 0.3 percentage point decrease in truck, container, equipment and facility maintenance and repair expenses, a 0.2 percentage point decrease due to the impact of acquisitions having lower operating costs as a percentage of revenue as compared to existing operations, a 0.2 percentage point decrease in disposal costs and a 0.2 percentage point decrease in subcontract costs, partially offset by a 0.4 percentage point increase in risk management expenses and a 0.1 percentage point increase from all other net changes.

SG&A.  SG&A expenses increased $12.5 million, or 5.8%, to $228.9 million for the three months ended June 30, 2024, from $216.4 million for the three months ended June 30, 2023. The increase was comprised of an increase of $8.4 million from acquisitions closed during, or subsequent to, the three months ended June 30, 2023 and an increase of $4.5 million, assuming foreign currency parity, at our existing operations, partially offset by a decrease of $0.4 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in SG&A expenses at our existing operations of $4.5 million, assuming foreign currency parity, for the three months ended June 30, 2024 was comprised of an increase in direct acquisition expenses of $5.4 million due to an increase in acquisition activity in the current period, an increase in professional fees of $4.0 million, a collective increase in travel, meetings and training expenses of $3.3 million, an increase in administrative payroll expenses of $3.2 million, an increase in incentive compensation expense of $1.4 million and $2.3 million of other net expense increases, partially offset by a decrease in executive separation costs of $15.1 million.

SG&A expenses increased $39.5 million, or 9.6%, to $449.6 million for the six months ended June 30, 2024, from $410.1 million for the six months ended June 30, 2023. The increase was comprised of an increase of $26.4 million, assuming foreign currency parity, at our existing operations and $13.6 million from acquisitions closed during, or subsequent to, the six months ended June 30, 2023, partially offset by a decrease of $0.5 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in SG&A expenses at our existing operations of $26.4 million, assuming foreign currency parity, for the six months ended June 30, 2024 was comprised of an increase in direct acquisition expenses of $13.2 million due to an increase in acquisition activity in the current period, an increase in incentive compensation expense of $8.2 million, an increase in administrative payroll expenses of $5.9 million, a collective increase in travel, meetings and training expenses of $5.5 million, an increase in professional fees of $2.0 million, an increase in bad debt costs of $1.3 million associated with increased revenues, an increase in software license fees of $1.3 million and $4.1 million of other net expense increases, partially offset by a decrease in executive separation costs of $15.1 million.

SG&A expenses as a percentage of revenues decreased 0.5 percentage points to 10.2% for the three months ended June 30, 2024, from 10.7% for the three months ended June 30, 2023. The decrease as a percentage of revenues was primarily attributable to a 0.7 percentage point decrease in executive separation costs and a 0.1 percentage point decrease due to the impact of acquisitions having lower SG&A costs as a percentage of revenue as compared to existing operations, partially offset by a 0.2 percentage point increase in direct acquisition expenses due to an increase in acquisition activity and a 0.1 percentage point increase in professional fees.

SG&A expenses as a percentage of revenues decreased 0.1 percentage points to 10.4% for the six months ended June 30, 2024, from 10.5% for the six months ended June 30, 2023. The decrease as a percentage of revenues was primarily attributable to a 0.4 percentage point decrease in executive separation costs and a 0.1 percentage point decrease due to the impact of acquisitions having lower SG&A costs as a percentage of revenue as compared to existing operations, partially offset by a 0.3 percentage point increase in direct acquisition expenses due to an increase in acquisition activity and a 0.1 percentage point increase in incentive compensation costs.

Depreciation.  Depreciation expense increased $27.9 million, or 13.1%, to $241.2 million for the three months ended June 30, 2024, from $213.3 million for the three months ended June 30, 2023. The increase was comprised of an increase in depreciation and depletion expense of $19.7 million from acquisitions closed during, or subsequent to, the three months ended June 30, 2023, an increase in depreciation expense of $8.0 million from the impact of additions to our fleet and equipment purchased to support our existing operations and an increase of $0.7 million in depletion expense, partially offset by a decrease of $0.5 million resulting from a lower average foreign currency exchange rate in effect during the current period.

Depreciation expense increased $46.5 million, or 11.2%, to $463.9 million for the six months ended June 30, 2024, from $417.4 million for the six months ended June 30, 2023. The increase was comprised of an increase in depreciation and depletion expense of $33.0 million from acquisitions closed during, or subsequent to, the six months ended June 30, 2023 and an increase in depreciation expense of $14.1 million from the impact of additions to our fleet and equipment purchased to support our existing operations, partially offset by a decrease of $0.5 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $0.1 million in depletion expense due to lower landfill volumes in certain markets.

Depreciation expense as a percentage of revenues increased 0.1 percentage points to 10.7% for the three months ended June 30, 2024 from 10.6% for the three months ended June 30, 2023. Depreciation expense as a percentage of revenues increased 0.1 percentage points to 10.7% for the six months ended June 30, 2024, from 10.6% for the six months ended June 30, 2023. For both comparative periods, expenses as a percentage of revenues increased due to acquisitions closed during, or subsequent to, the three and six months ended June 30, 2023 having higher depreciation expense as a percentage of revenue than our company average, partially offset by the impact of price driven revenue increases in our solid waste services and decreased depletion expenses as a result of lower landfill volumes.

Amortization of Intangibles.  Amortization of intangibles expense increased $5.0 million, or 13.0%, to $44.1 million for the three months ended June 30, 2024, from $39.1 million for the three months ended June 30, 2023. The increase was the result of $8.8 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended June 30, 2023, partially offset by a decrease of $3.8 million from certain intangible assets becoming fully amortized subsequent to June 30, 2023.

Amortization of intangibles expense increased $6.1 million, or 7.8%, to $84.4 million for the six months ended June 30, 2024, from $78.3 million for the six months ended June 30, 2023. The increase was the result of $14.6 million from intangible assets acquired in acquisitions closed during, or subsequent to, the six months ended June 30, 2023, partially offset by a decrease of $8.5 million from certain intangible assets becoming fully amortized subsequent to June 30, 2023.

Amortization of intangibles expense as a percentage of revenues increased 0.1 percentage points to 2.0% for the three months ended June 30, 2024, from 1.9% for the three months ended June 30, 2023. Amortization of intangibles expense as a percentage of revenues remained flat at 2.0% for the six months ended June 30, 2024 and the six months ended June 30, 2023. The increase as a percentage of revenues for the three months ended June 30, 2024 was attributable to assets acquired in acquisitions closed during, or subsequent to, the three months ended June 30, 2023 having higher amortization expense as a percentage of revenue than our company average.

Impairments and Other Operating Items.  Impairments and other operating items decreased $2.7 million, to net losses totaling $8.2 million for the three months ended June 30, 2024, from net losses totaling $10.9 million for the three months ended June 30, 2023.

The net losses of $8.2 million recorded during the three months ended June 30, 2024 consisted of $4.9 million of net losses on the disposal of property and equipment, $3.1 million due to increases associated with uninsured damages to an operating facility and $1.0 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date, partially offset by $0.8 million of other net gains.

The net losses of $10.9 million recorded during the three months ended June 30, 2023 resulted from $6.2 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date, $4.5 million of losses on disposal of property and equipment and $0.2 million of other net charges.

Impairments and other operating items decreased $4.2 million, to net losses totaling $8.5 million for the six months ended June 30, 2024, from net losses totaling $12.7 million for the six months ended June 30, 2023.

The net losses of $8.5 million recorded during the six months ended June 30, 2024 consisted of $6.0 million of net losses on the disposal of property and equipment, $3.1 million due to increases associated with uninsured damages to an operating facility and $1.2 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date, partially offset by $1.8 million of other net gains.

The net losses of $12.7 million recorded during the six months ended June 30, 2023 consisted of $6.4 million of losses on disposal of property and equipment, $6.2 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date and $0.1 million of other net charges.

Operating Income.  Operating income increased $80.6 million, or 23.4%, to $424.7 million for the three months ended June 30, 2024, from $344.1 million for the three months ended June 30, 2023.

The increase in our operating income for the three months ended June 30, 2024 was due primarily to price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the three months ended June 30, 2023, an increase in earnings at our E&P waste operations, operating income contributions from increased renewable energy credits associated with the generation of landfill gas, contributions from higher recyclable commodity pricing and decreased executive separation costs, partially offset by an increase in risk management costs and an increase in direct acquisition expenses associated with increased acquisition activity as compared to the prior year period.

Operating income increased $132.7 million, or 20.1%, to $791.5 million for the six months ended June 30, 2024, from $658.8 million for the six months ended June 30, 2023.

The increase in our operating income for the six months ended June 30, 2024 was due primarily to price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the six months ended June 30, 2023, an increase in earnings at our E&P waste operations, operating income contributions from increased renewable energy credits associated with the generation of landfill gas, contributions from higher recyclable commodity pricing and lower executive separation costs, partially offset by an increase in risk management costs, an increase in direct acquisition expenses associated with increased acquisition activity as compared to the prior year period and increased incentive compensation expense.

Operating income as a percentage of revenues increased 1.8 percentage points to 18.8% for the three months ended June 30, 2024, from 17.0% for the three months ended June 30, 2023.  The increase as a percentage of revenues was comprised of a 1.3 percentage point decrease in our costs of operations, a 0.5 percentage point decrease in SG&A expenses and a 0.2 percentage point decrease in impairments and other operating items, partially offset by a 0.1 percentage point increase in depreciation expense and a 0.1 percentage point increase in amortization expense.

Operating income as a percentage of revenues increased 1.5 percentage points to 18.3% for the six months ended June 30, 2024, from 16.8% for the six months ended June 30, 2023.  The increase as a percentage of revenues was comprised of a 1.4 percentage point decrease in our costs of operations, a 0.1 percentage point decrease in SG&A expenses and a 0.1 percentage point decrease in impairments and other operating items, partially offset by a 0.1 percentage point increase in depreciation expense.

Interest Expense.  Interest expense increased $14.8 million, or 22.0%, to $82.4 million for the three months ended June 30, 2024, from $67.6 million for the three months ended June 30, 2023. The increase was primarily attributable to an increase of $9.3 million from the issuance of $750.0 million of senior unsecured notes during the three months ended March 31, 2024, an increase of $7.7 million due to an increase in the average borrowings outstanding under our Revolving Credit Agreement entered into during the three months ended March 31, 2024, an increase of $1.0 million from higher interest rates on borrowings outstanding during the comparative periods, an increase of $0.8 million from the issuance of CAD $500.0 million of senior unsecured notes during the three months ended June 30, 2024 and $2.0 million of other net expense increases, partially offset by a $6.0 million decrease attributable to a decrease in the average borrowings outstanding under our 2021 Revolving and Term Credit Agreement and 2022 Term Loan Agreement as a result of the early termination of these agreements during the three months ended March 31, 2024.

Interest expense increased $25.0 million, or 18.4%, to $160.9 million for the six months ended June 30, 2024, from $135.9 million for the six months ended June 30, 2023. The increase was primarily attributable to an increase of $15.3 million due to an increase in the average borrowings outstanding under our Revolving Credit Agreement entered into during the six months ended June 30, 2024, an increase of $13.4 million from the issuance of $750.0 million of senior unsecured notes during the six months ended June 30, 2024, an increase of $3.7 million from higher interest rates on borrowings outstanding during the comparative periods, an increase of $0.8 million from the issuance of CAD $500.0 million of senior unsecured notes during the six months ended June 30, 2024 and $3.6 million of other net expense increases, partially offset by an $11.8 million decrease attributable to a decrease in the average borrowings outstanding under our 2021 Revolving and Term Credit Agreement and 2022 Term Loan Agreement as a result of the early termination of these agreements during the six months ended June 30, 2024.

Interest Income.  Interest income increased $2.7 million to $4.0 million for the three months ended June 30, 2024, from $1.3 million for the three months ended June 30, 2023. Interest income increased $2.0 million to $6.1 million for the six months ended June 30, 2024, from $4.1 million for the six months ended June 30, 2023. The increases were primarily attributable to higher average investment rates in the current periods.

Other Income (Expense), Net.  Other income (expense), net increased $9.8 million, to an income total of $9.6 million for the three months ended June 30, 2024, from an expense total of $0.2 million for the three months ended June 30, 2023.

Other income of $9.6 million recorded during the three months ended June 30, 2024 consisted of $12.0 million from a gain on sale of certain investments, partially offset by $0.7 million from a decrease in the average foreign currency exchange rate in effect during the comparable reporting period reducing the U.S. dollar consideration required to settle international liabilities and $1.7 million of net losses from other sources.

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

Other income (expense), net increased $4.8 million, to an income total of $7.8 million for the six months ended June 30, 2024, from an income total of $3.0 million for the six months ended June 30, 2023.

Other income of $7.8 million recorded during the six months ended June 30, 2024 consisted of $12.0 million from a gain on sale of certain investments and $1.8 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations, partially offset by $2.3 million from the write off of unamortized loan fees as a result of the early extinguishment of our 2021 Revolving and Term Credit Agreement and 2022 Term Loan Agreement, $1.3 million from a decrease in the average foreign currency exchange rate in effect during the comparable reporting period reducing the U.S. dollar consideration required to settle international liabilities and $2.4 million of net losses from other sources.

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

Income Tax Provision.  Income taxes increased $12.0 million, to $80.6 million for the three months ended June 30, 2024, from $68.6 million for the three months ended June 30, 2023. Our effective tax rate for the three months ended June 30, 2024 was 22.6%. Our effective tax rate for the three months ended June 30, 2023 was 24.7%.  Income taxes increased $17.1 million, to $140.0 million for the six months ended June 30, 2024, from $122.9 million for the six months ended June 30, 2023. Our effective tax rate for the six months ended June 30, 2024 was 21.7%. Our effective tax rate for the six months ended June 30, 2023 was 23.2%.

The income tax provision for the three and six months ended June 30, 2024 included a benefit of $0.2 million and $5.4 million, respectively, from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commercial	$656,926	$615,803	$1,299,785	$1,218,082
Residential	567,383	529,872	1,113,594	1,043,926
Industrial and construction roll off	358,789	340,030	684,779	658,344
Total collection	1,583,098	1,485,705	3,098,158	2,920,352
Landfill	405,912	382,944	759,391	726,376
Transfer	350,227	306,021	652,108	579,543
Recycling	63,298	38,319	112,323	69,621
E&P	123,566	58,607	220,974	110,365
Intermodal and other	49,096	39,459	98,638	77,671
Intercompany	(327,031)	(289,960)	(620,773)	(562,330)
Total	$2,248,166	$2,021,095	$4,320,819	$3,921,598

For the six months ended June 30, 2024, we managed our operations through the following six geographic solid waste operating segments: Western, Southern, Eastern, Central, Canada and MidSouth. Our six geographic solid waste operating segments comprise our reportable segments.  Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Certain corporate or regional overhead expense allocations may affect comparability of the segment information presented herein on a period-over-period basis.

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

Three Months Ended			EBITDA	Depreciation and
June 30, 2024	Revenue	EBITDA (b)	Margin	Amortization
Western	$453,964	$134,434	29.6%	$53,263
Southern	439,275	138,524	31.5%	48,848
Eastern	386,103	103,077	26.7%	56,970
Central	386,041	138,810	36.0%	43,050
Canada	319,210	136,148	42.7%	47,084
MidSouth	263,573	74,733	28.4%	35,786
Corporate(a)	—	(7,478)	—	352
	$2,248,166	$718,248	31.9%	$285,353

Three Months Ended			EBITDA	Depreciation and
June 30, 2023	Revenue	EBITDA (b)	Margin	Amortization
Western	$418,972	$119,560	28.5%	$50,465
Southern	414,061	129,674	31.3%	45,875
Eastern	343,424	86,515	25.2%	52,312
Central	369,185	130,958	35.5%	42,791
Canada	248,705	95,194	38.3%	30,763
MidSouth	226,748	62,418	27.5%	29,896
Corporate(a)	—	(16,958)	—	272
	$2,021,095	$607,361	30.1%	$252,374

Six Months Ended			EBITDA	Depreciation and
June 30, 2024	Revenue	EBITDA (b)	Margin	Amortization
Western	$876,212	$247,484	28.2%	$104,484
Southern	858,222	266,936	31.1%	93,555
Eastern	746,166	198,094	26.5%	110,517
Central	746,968	264,732	35.4%	83,837
Canada	599,571	257,509	42.9%	86,194
MidSouth	493,680	132,239	26.8%	65,675
Corporate(a)	—	(18,611)	—	4,072
	$4,320,819	$1,348,383	31.2%	$548,334

Six Months Ended			EBITDA	Depreciation and
June 30, 2023	Revenue	EBITDA (b)	Margin	Amortization
Western	$814,811	$230,249	28.3%	$98,111
Southern	813,954	251,588	30.9%	90,924
Eastern	672,553	159,790	23.8%	100,348
Central	709,170	246,714	34.8%	84,167
Canada	475,861	178,178	37.4%	60,756
MidSouth	435,249	120,149	27.6%	57,379
Corporate(a)	—	(19,412)	—	4,030
	$3,921,598	$1,167,256	29.8%	$495,715

____________________

(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA for our Corporate segment for the periods presented.
(b)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in our most recent Annual Report on Form 10-K.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 11 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue, EBITDA and depreciation, depletion and amortization for our reportable segments for the three and six month periods ended June 30, 2024, compared to the three and six month periods ended June 30, 2023, are discussed below.

Western

Revenue increased $35.0 million to $454.0 million for the three months ended June 30, 2024, from $419.0 million for the three months ended June 30, 2023. Revenue increased $61.4 million to $876.2 million for the six months ended June 30, 2024, from $814.8 million for the six months ended June 30, 2023. The increases for the three and six months ended June 30, 2024 were due to price increases, contributions from acquisitions, increases in residential and commercial collection volumes and higher landfill volumes, partially offset by decreased transfer and intermodal revenue.

EBITDA increased $14.8 million to $134.4 million, or a 29.6% EBITDA margin for the three months ended June 30, 2024, from $119.6 million, or a 28.5% EBITDA margin for the three months ended June 30, 2023. The increase in our EBITDA margin for the three months ended June 30, 2024 was due to a decrease in recycle processing fees, lower fuel costs due to lower diesel and natural gas prices, a decrease in landfill maintenance costs, lower bad debt expense, a decrease in labor costs and lower leachate expenses, partially offset by an increase in post-closure liability interest accretion expense and an increase in trucking costs.

EBITDA increased $17.3 million to $247.5 million, or a 28.2% EBITDA margin for the six months ended June 30, 2024, from $230.2 million, or a 28.3% EBITDA margin for the six months ended June 30, 2023. The decrease in our EBITDA margin for the six months ended June 30, 2024 was due to an increase in post-closure liability interest accretion expense, an increase in risk management expenses, the impact of acquisitions having lower EBITDA margins than our segment average and an increase in allocated corporate overhead, partially offset by a decrease in recycle processing fees, lower fuel costs due to lower diesel and natural gas prices and a decrease in landfill maintenance costs.

Depreciation, depletion and amortization expense increased $2.8 million, to $53.3 million for the three months ended June 30, 2024, from $50.5 million for the three months ended June 30, 2023. Depreciation, depletion and amortization expense increased $6.4 million, to $104.5 million for the six months ended June 30, 2024, from $98.1 million for the six months ended June 30, 2023. The increases for the three and six months ended June 30, 2024 were due to additions to our fleet and equipment and assets acquired in acquisitions.

Southern

Revenue increased $25.2 million to $439.3 million for the three months ended June 30, 2024, from $414.1 million for the three months ended June 30, 2023. Revenue increased $44.2 million to $858.2 million for the six months ended June 30, 2024, from $814.0 million for the six months ended June 30, 2023. The increases for the three and six months ended June 30, 2024 were due to solid waste price increases, contributions from acquisitions, increased E&P waste revenues attributable to increases in the demand for our E&P waste services and an increase in recyclable commodity prices as compared to the prior year periods, partially offset by lower residential collection volumes due to the purposeful non-renewal of collection contracts, lower commercial collection volume and a decrease in post-collection volume.

EBITDA increased $8.8 million to $138.5 million, or a 31.5% EBITDA margin for the three months ended June 30, 2024, from $129.7 million, or a 31.3% EBITDA margin for the three months ended June 30, 2023. EBITDA increased $15.3 million to $266.9 million, or a 31.1% EBITDA margin for the six months ended June 30, 2024, from $251.6 million, or a 30.9% EBITDA margin for the six months ended June 30, 2023. The increases in our EBITDA margin for the three and six months ended June 30, 2024 were due to price-led increases in solid waste revenue, increased earnings at our E&P waste operations, the purposeful non-renewal of certain residential contracts, decreases in fuel costs and lower disposal costs, partially offset by an increase in risk management expenses, increased leachate expense, higher trucking costs and an increase in benefits expense.

Depreciation, depletion and amortization expense increased $2.9 million, to $48.8 million for the three months ended June 30, 2024, from $45.9 million for the three months ended June 30, 2023. Depreciation, depletion and amortization expense increased $2.7 million, to $93.6 million for the six months ended June 30, 2024, from $90.9 million for the six months ended June 30, 2023. The increases for the three and six months ended June 30, 2024 were due to a reduction in amortization expense associated with the loss of certain residential service contracts.

Eastern

Revenue increased $42.7 million to $386.1 million for the three months ended June 30, 2024, from $343.4 million for the three months ended June 30, 2023. Revenue increased $73.6 million to $746.2 million for the six months ended June 30, 2024, from $672.6 million for the six months ended June 30, 2023. The increases for the three and six months ended June 30, 2024 were due to contributions from acquisitions, price increases, an increase in recyclable commodity prices as compared to the prior year period and higher landfill volumes, partially offset by decreased residential and commercial service revenues and lower roll off volumes.

EBITDA increased $16.6 million to $103.1 million, or a 26.7% EBITDA margin for the three months ended June 30, 2024, from $86.5 million, or a 25.2% EBITDA margin for the three months ended June 30, 2023. EBITDA increased $38.3 million to $198.1 million, or a 26.5% EBITDA margin for the six months ended June 30, 2024, from $159.8 million, or a 23.8% EBITDA margin for the six months ended June 30, 2023. The increases in our EBITDA margin for the three and six months ended June 30, 2024 were due primarily to price-led increases in revenue, a decrease in trucking and disposal expenses as a result of purposefully lost volumes and increased internalization in certain markets, lower labor and benefits costs, a decrease in landfill maintenance costs and lower professional fees, partially offset by the impact of acquisitions having lower EBITDA margins than our segment average, an increase in risk management expenses and an increase in allocated corporate overhead.

Depreciation, depletion and amortization expense increased $4.7 million, to $57.0 million for the three months ended June 30, 2024, from $52.3 million for the three months ended June 30, 2023. Depreciation, depletion and amortization expense increased $10.2 million, to $110.5 million for the six months ended June 30, 2024, from $100.3 million for the three months ended June 30, 2023. The increases for the three and six months ended June 30, 2024 were due to assets acquired in acquisitions and additions to our fleet and equipment, partially offset by a reduction in amortization expense associated with the loss of certain residential service contracts.

Central

Revenue increased $16.8 million to $386.0 million for the three months ended June 30, 2024, from $369.2 million for the three months ended June 30, 2023. Revenue increased $37.8 million to $747.0 million for the six months ended June 30, 2024, from $709.2 million for the six months ended June 30, 2023. The increases for the three and six months ended June 30, 2024 were due to price increases and an increase in recyclable commodity prices as compared to the prior year period, partially offset by lower post collection volumes and a decrease in residential collection.

EBITDA increased $7.8 million to $138.8 million, or a 36.0% EBITDA margin for the three months ended June 30, 2024, from $131.0 million, or a 35.5% EBITDA margin for the three months ended June 30, 2023. EBITDA increased $18.0 million to $264.7 million, or a 35.4% EBITDA margin for the six months ended June 30, 2024, from $246.7 million, or a 34.8% EBITDA margin for the six months ended June 30, 2023. The increases in our EBITDA margin for the three and six months ended June 30, 2024 were due to the benefits from price-led increases in revenue, decreases in fuel costs, a decrease in truck, container, equipment and facility maintenance and repair expenses and lower recycle processing costs due to an increase in recyclable commodity pricing, partially offset by an increase in risk management expenses, higher trucking costs, an increase in allocated corporate overhead and higher professional fees.

Depreciation, depletion and amortization expense increased $0.2 million, to $43.0 million for the three months ended June 30, 2024, from $42.8 million for the three months ended June 30, 2023. The increase for the three months ended June 30, 2024 was due to additions to our fleet and equipment as compared to the prior year periods, partially offset by a decrease in depletion as a result of lower landfill volumes and a reduction in amortization expense associated with certain intangible assets becoming fully amortized subsequent to June 30, 2023.

Depreciation, depletion and amortization expense decreased $0.4 million, to $83.8 million for the six months ended June 30, 2024, from $84.2 million for the six months ended June 30, 2023. The decrease for the six months ended June 30, 2024 was due to a decrease in depletion as a result of lower landfill volumes and a reduction in amortization expense associated with certain intangible assets becoming fully amortized subsequent to June 30, 2023, partially offset by additions to our fleet and equipment as compared to the prior year period.

Canada

Revenue increased $70.5 million to $319.2 million for the three months ended June 30, 2024, from $248.7 million for the three months ended June 30, 2023. Revenue increased $123.7 million to $599.6 million for the six months ended June 30, 2024, from $475.9 million for the six months ended June 30, 2023. The increases for the three and six months ended June 30, 2024 were due to contributions from acquisitions, price increases, an increase in landfill gas revenues and higher prices for recyclable commodities as compared to the prior year periods, partially offset by a decrease in commercial and residential collection volumes.

EBITDA increased $40.9 million to $136.1 million, or a 42.7% EBITDA margin for the three months ended June 30, 2024, from $95.2 million, or a 38.3% EBITDA margin for the three months ended June 30, 2023. EBITDA increased $79.3 million to $257.5 million, or a 42.9% EBITDA margin for the six months ended June 30, 2024, from $178.2 million, or a 37.4% EBITDA margin for the six months ended June 30, 2023. The increases in our EBITDA margin for the three and six months ended June 30, 2024 were due to the impact of acquisitions having higher EBITDA margins than our segment average, price-led increases in revenue, an increase in earnings associated with landfill gas revenues from higher values for renewable energy credits and higher landfill gas volumes, decreases in diesel and natural gas costs due to a decline in average fuel prices and lower trucking costs, partially offset by an increase in allocated corporate overhead expense as compared to the prior year periods, increased landfill maintenance costs and higher risk management expenses.

Depreciation, depletion and amortization expense increased $16.3 million, to $47.1 million for the three months ended June 30, 2024 from $30.8 million for the three months ended June 30, 2023. Depreciation, depletion and amortization expense increased $25.4 million, to $86.2 million for the six months ended June 30, 2024, from $60.8 million for the six months ended June 30, 2023. The increases for the three and six months ended June 30, 2024 were from assets acquired in acquisitions.

MidSouth

Revenue increased $36.9 million to $263.6 million for the three months ended June 30, 2024, from $226.7 million for the three months ended June 30, 2023. Revenue increased $58.5 million to $493.7 million for the six months ended June 30, 2024, from $435.2 million for the six months ended June 30, 2023. The increases for the three and six months ended June 30, 2024 were due to contributions from acquisitions and price increases, partially offset by a decrease in roll off and landfill volumes.

EBITDA increased $12.3 million to $74.7 million, or a 28.4% EBITDA margin for the three months ended June 30, 2024, from $62.4 million, or a 27.5% EBITDA margin for the three months ended June 30, 2023. The increase in our EBITDA margin for the three months ended June 30, 2024 was due primarily to the impact of acquisitions having higher EBITDA margins than our segment average, price-led revenue growth, a decrease in truck, container, equipment and facility maintenance and repair expenses, an increase in recyclable commodity values and lower recycle processing costs, lower fuel costs, lower disposal and trucking costs due to increased internalization in certain markets and a decrease in leachate costs, partially offset by an increase in allocated corporate overhead and benefits expense and higher labor costs.

EBITDA increased $12.1 million to $132.2 million, or a 26.8% EBITDA margin for the six months ended June 30, 2024, from $120.1 million, or a 27.6% EBITDA margin for the six months ended June 30, 2023. The decrease in our EBITDA margin for the six months ended June 30, 2024 was due primarily to an increase in allocated corporate overhead and benefits expense, higher labor costs and an increase in risk management expenses, partially offset by price-led revenue growth, the impact of acquisitions having higher EBITDA margins than our segment average, lower disposal and trucking costs due to increased internalization in certain markets, lower leachate costs, an increase in recyclable commodity values and lower recycle processing costs, lower fuel costs and a decrease in truck, container, equipment and facility maintenance and repair expenses.

Depreciation, depletion and amortization expense increased $5.9 million, to $35.8 million for the three months ended June 30, 2024, from $29.9 million for the three months ended June 30, 2023. Depreciation, depletion and amortization expense increased $8.3 million, to $65.7 million for the six months ended June 30, 2024, from $57.4 million for the six months ended June 30, 2023. The increases for the three and six months ended June 30, 2024 were due to assets acquired in acquisitions and additions to our fleet and equipment.

Corporate

EBITDA increased $9.5 million, to a loss of $7.5 million for the three months ended June 30, 2024, from a loss of $17.0 million for the three months ended June 30, 2023. EBITDA increased $0.8 million, to a loss of $18.6 million for the six months ended June 30, 2024, from a loss of $19.4 million for the six months ended June 30, 2023. The increases in our EBITDA for the three and six months ended June 30, 2024 were due to a decrease in executive separation costs incurred in the prior year periods, decreased deferred compensation expenses and increased allocation of costs to our operating segments, partially offset by an increase in direct acquisition expenses associated with an increase in acquisition activity in the current year periods, increased incentive compensation costs, increased professional fees and increased administrative payroll costs.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth cash flow information for the six months ended June 30, 2024 and 2023 (in thousands of U.S. dollars):

	Six Months Ended
	June 30,
	2024	2023
Net cash provided by operating activities	$1,101,687	$1,016,712
Net cash used in investing activities	(1,794,104)	(604,621)
Net cash provided by (used in) financing activities	701,881	(389,274)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,096)	154
Net increase in cash, cash equivalents and restricted cash	8,368	22,971
Cash, cash equivalents and restricted cash at beginning of period	184,038	181,364
Cash, cash equivalents and restricted cash at end of period	$192,406	$204,335

Operating Activities Cash Flows

Net cash provided by operating activities increased $85.0 million to $1.102 billion for the six months ended June 30, 2024, from net cash provided by operating activities of $1.017 billion for the six months ended June 30, 2023.  The significant components of the increase included the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $135.7 million from an increase in net income, excluding depreciation, amortization of intangibles, share-based compensation, adjustments to closure and post-closure liabilities and loss on disposal of assets and impairments, due primarily to price increases, earnings from acquisitions closed during, or subsequent to, the six months ended June 30, 2023, contributions from higher recyclable commodity pricing, an increase in renewable energy credits associated with the generation of landfill gas and an increase in earnings at our E&P waste operations.
2)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was favorably impacted by $58.2 million from accounts payable and accrued liabilities as changes in accounts payable and accrued liabilities resulted in an increase to operating cash flows of $39.7 million for the six months ended June 30, 2024, compared to a decrease to operating cash flows of $18.5 million for the six months ended June 30, 2023. The increase for the six months ended June 30, 2024 was due primarily to an increase in accrued insurance costs and an increase in accrued interest due to the timing of interest payments, partially offset by outstanding obligations to vendors and accrued annual management bonus compensation as of December 31, 2023 that were paid in the current year period. The decrease for the six months ended June 30, 2023 was due primarily to outstanding obligations to vendors and accrued annual management bonus compensation as of December 31, 2022 that were paid in the six months ended June 30, 2023, partially offset by an increase in accrued interest due primarily to higher interest rates and higher accrued insurance costs outstanding at period end.
3)	Deferred income taxes — Our increase in net cash provided by operating activities was favorably impacted by $16.2 million from deferred income taxes as changes in deferred income taxes resulted in an increase to operating cash flows of $47.6 million for the six months ended June 30, 2024, compared to an increase to operating cash flows of $31.4 million for the six months ended June 30, 2023. The increase for the six months ended June 30, 2024 was attributable to capital expenditures providing tax benefits resulting from accelerated depreciation and tax benefits resulting from payments for closure and post-closure activities in the period. The increase in deferred taxes for the six months ended June 30, 2023 was primarily due to accelerated tax depreciation from capital expenditures.
4)	Closure and post-closure expenditures – Our increase in net cash provided by operating activities was unfavorably impacted by $76.2 million from an increase in payments for closure and post-closure activities as changes in expenditures for these items resulted in a decrease to operating cash flows of $84.5 million for the six months ended June 30, 2024, compared to a decrease in operating cash flows of $8.3 million for the six months ended June 30, 2023.
5)	Accounts receivable — Our increase in net cash provided by operating activities was unfavorably impacted by $37.6 million from accounts receivable as changes in accounts receivable resulted in a decrease to operating cash flows of $54.0 million for the six months ended June 30, 2024, compared to a decrease to operating cash flows of $16.4 million for the six months ended June 30, 2023. The decrease for the six months ended June 30, 2024 was due to increases in revenue, which remained as outstanding receivables at June 30,2024. The decrease in the six months ended June 30, 2023 was due to increases in revenue, which remained as outstanding receivables at June 30, 2023, partially offset by an additional collection day in the period.
6)	Prepaid expenses — Our increase in net cash provided by operating activities was unfavorably impacted by $21.8 million from prepaid expenses as changes in prepaid expenses resulted in an increase to operating cash flows of $24.6 million for the six months ended June 30, 2024, compared to an increase to operating cash flows of $46.4 million for the six months ended June 30, 2023. The increase for the six months ended June 30, 2024 was due primarily to a decrease in prepaids related to the timing of insurance payments and a decrease in prepaid income tax payments. The increase for the six months ended June 30, 2023 was due primarily to decreased prepaid income tax payments.

At June 30, 2024, we had a working capital deficit of $534.8 million, including cash and equivalents of $78.7 million.  Our working capital deficit decreased $11.3 million from a working capital deficit of $546.1 million at December 31, 2023 including cash and equivalents of $78.4 million, due primarily to an increase in accounts receivables as a result of increases in revenue, partially offset by increases in accounts payable and accrued liabilities driven by an increase in accrued insurance costs and an increase in accrued interest due to the timing of interest payments and an increase in deferred revenue. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Revolving Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $1.189 billion to $1.794 billion for the six months ended June 30, 2024, from $604.6 million for the six months ended June 30, 2023. The significant components of the increase included the following:

1)	An increase in cash paid for acquisitions of $1.223 billion; less
2)	An increase of $37.0 million from proceeds from the sale of investment in noncontrolling interests in the period.

Financing Activities Cash Flows

Net cash provided by financing activities increased $1.091 billion to $701.9 million for the six months ended June 30, 2024, from net cash used in financing activities of $389.3 million for the six months ended June 30, 2023. The significant components of the increase included the following:

1)	An increase from the net change in long-term borrowings of $1.135 billion in which long-term borrowings increased $907.2 million during the six months ended June 30, 2024 and decreased $228.3 million during the six months ended June 30, 2023; less
2)	A decrease from higher cash dividends paid of $16.1 million due primarily to an increase in our quarterly dividend rate for the six months ended June 30, 2024 to $0.285 per share, from $0.255 per share for the six months ended June 30, 2023; less
3)	A decrease from higher payments related to the issuance of debt of $12.6 million that occurred during the six months ended June 30, 2024; and
4)	A decrease from higher payments of contingent consideration of $10.3 million not included in earnings that occurred during the six months ended June 30, 2024.

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

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis.  In October 2023, we announced that our Board of Directors increased our regular quarterly cash dividend by $0.03, from $0.255 to $0.285 per share.  Cash dividends of $147.3 million and $131.1 million were paid during the six months ended June 30, 2024 and 2023, respectively. We cannot assure as to the amounts or timing of future dividends.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures, including for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

We made $387.2 million in capital expenditures for property and equipment during the six months ended June 30, 2024, and we expect to make total capital expenditures for property and equipment of approximately $1.150 billion in 2024, including approximately $150 million associated with renewable natural gas facilities.  We have funded and intend to fund the balance of our planned 2024 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Revolving Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and solid waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Revolving Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Revolving Credit Agreement or raise other capital. Our access to funds under the Revolving Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

On February 21, 2024, we completed an underwritten public offering of $750.0 million aggregate principal amount of our 5.00% Senior Notes due 2034 (the “2034 Senior Notes”). The 2034 Senior Notes were issued under the Indenture, dated as of November 16, 2018, by and between the Company and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee, as supplemented by the Eighth Supplemental Indenture, dated as of February 21, 2024. See Note 10 to our Condensed Consolidated Financial Statements for further details on the 2034 Senior Notes.

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

On February 27, 2024, the Company, as borrower, Bank of America, N.A., acting through its Canada Branch, as the global agent, the swing line lender, and a letter of credit issuer, Bank of America, N.A., as the U.S. agent and a letter of credit issuer, and the other lenders from time to time party thereto (the “Lenders”) entered into that certain Revolving Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement”), pursuant to which the Lenders made loans and other credit extensions to the Company under a revolving credit facility.  The Company intends to use substantially all of the proceeds of the borrowings under the Revolving Credit Agreement (i) to repay certain outstanding indebtedness under other credit facilities, (ii) to finance acquisitions, dividends or other equity distributions, in each case as permitted thereunder, (iii) for capital expenditures, working capital and payment of certain transaction fees, costs and expenses and (iv) other lawful corporate purposes. See Note 10 to our Condensed Consolidated Financial Statements for further details on the new Revolving Credit Agreement.

On June 13, 2024, we completed an underwritten public offering of CAD $500.0 million aggregate principal amount of our 4.50% Senior Notes due 2029 (the “New 2029 Senior Notes”). The New 2029 Senior Notes were issued under the Indenture, dated as of November 16, 2018, by and between the Company and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee, as supplemented by the Ninth Supplemental Indenture, dated as of June 13, 2024. See Note 10 to our Condensed Consolidated Financial Statements for further details on the New 2029 Senior Notes.

At June 30, 2024, $1.774 billion under the revolving credit facility was outstanding under the Revolving Credit Agreement, exclusive of outstanding standby letters of credit of $38.9 million. We also had $112.7 million of letters of credit issued and outstanding at June 30, 2024 under a facility other than the Revolving Credit Agreement.  Our Revolving Credit Agreement matures on February 27, 2029.

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

At June 30, 2024, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$7,779,873	$10,058	$14,248	$2,283,843	$5,471,724
Cash interest payments	$2,873,351	$308,483	$641,881	$603,830	$1,319,157
Contingent consideration	$133,780	$97,253	$3,224	$3,224	$30,079
Operating leases	$388,871	$26,130	$91,833	$77,455	$193,453
Final capping, closure and post-closure	$2,122,637	$34,808	$70,696	$49,042	$1,968,091

____________________

Long-term debt payments include:

1)	$1.774 billion in principal payments due February 27, 2029 related to our revolving credit facility under our Revolving Credit Agreement. We may elect to draw amounts on our Revolving Credit Agreement in U.S. dollar term SOFR rate loans, U.S. dollar base rate loans, Canadian dollar term CORRA rate loans, and Canadian dollar prime rate loans. At June 30, 2024, $990.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. term SOFR rate loans, which bear interest at the term SOFR rate plus the applicable margin (for a total rate ranging from 6.43% to 6.44% on such date). At June 30, 2024, $763.8 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based CORRA rate loans, which bear interest at the term CORRA rate plus the applicable margin (for a total rate of 6.18% on such date). At June 30, 2024, $20.1 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based prime rate loans, which bear interest at the Canadian prime rate plus the applicable prime rate margin (for a total rate of 6.95% on such date).
2)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
3)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
4)	$365.3 million in principal payments due 2029 related to our New 2029 Senior Notes. The New 2029 Senior Notes bear interest at a rate of 4.50%.

5)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
6)	$650.0 million in principal payments due 2032 related to our 2032 Senior Notes. The 2032 Senior Notes bear interest at a rate of 2.20%.
7)	$500.0 million in principal payments due 2032 related to our New 2032 Senior Notes. The New 2032 Senior Notes bear interest at a rate of 3.20%.
8)	$750.0 million in principal payments due 2033 related to our 2033 Senior Notes. The 2033 Senior Notes bear interest at a rate of 4.20%.
9)	$750.0 million in principal payments due 2034 related to our 2034 Senior Notes. The 2034 Senior Notes bear interest at a rate of 5.00%.
10)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
11)	$850.0 million in principal payments due 2052 related to our 2052 Senior Notes. The 2052 Senior Notes bear interest at a rate of 2.95%.
12)	$29.6 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at June 30, 2024, and have maturity dates ranging from 2024 to 2036.
13)	$11.0 million in principal payments related to our financing leases. Our financing leases bear interest at rates between 1.89% and 5.07% at June 30, 2024, and have expiration dates ranging from 2026 to 2029.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Revolving Credit Agreement using the term SOFR rate plus the applicable term SOFR margin, the base rate plus the applicable base rate margin, the term CORRA rate plus the applicable margin and the Canadian prime rate plus the applicable prime rate margin at June 30, 2024. We assumed the Revolving Credit Agreement is paid off when it matures on February 27, 2029.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Term SOFR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $118.1 million recorded as liabilities in our Condensed Consolidated Financial Statements at June 30, 2024, and $15.7 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$127,583	$96,285	$29,901	$1,242	$155

____________________

(1)	We are party to unconditional purchase obligations. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At June 30, 2024, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 42.7 million gallons remaining to be purchased for a total of $127.6 million. The current fuel purchase contracts expire on or before September 30, 2029. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2024, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P waste operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $1.728 billion and $1.645 billion at June 30, 2024 and December 31, 2023, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2024, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the six month periods ended June 30, 2024 and 2023, at all of our landfills during the respective period, is shown below (tons in thousands):

	Six Months Ended June 30,
	2024		2023
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	106	25,587	95	24,554
Operated landfills	7	351	7	333
	113	25,938	102	24,887

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a liquidity measure in the solid waste industry. We calculate adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment. We further adjust this calculation to exclude the effects of items management believes impact the ability to evaluate the liquidity of our business operations. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the six month periods ended June 30, 2024 and 2023, are calculated as follows (amounts in thousands of U.S. dollars):

	Six Months Ended
	June 30,
	2024	2023
Net cash provided by operating activities	$1,101,687	$1,016,712
Plus (less): Change in book overdraft	1,350	(234)
Plus: Proceeds from disposal of assets	2,997	3,819
Less: Capital expenditures for property and equipment	(387,170)	(394,143)
Adjustments:
Transaction-related expenses (a)	8,680	2,264
Executive separation costs (b)	1,670	1,686
Pre-existing Progressive Waste share-based grants (c)	1,131	841
Tax effect (d)	(2,913)	(990)
Adjusted free cash flow	$727,432	$629,955

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects the cash component of severance expense associated with an executive departure.
(c)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.
(d)	The aggregate tax effect of footnotes (a) through (c) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three and six month periods ended June 30, 2024 and 2023, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income attributable to Waste Connections	$275,477	$209,208	$505,531	$407,021
Less: Net loss attributable to noncontrolling interests	(77)	(38)	(1,003)	(15)
Plus: Income tax provision	80,584	68,551	139,996	122,940
Plus: Interest expense	82,377	67,545	160,864	135,898
Less: Interest income	(4,009)	(1,338)	(6,060)	(4,053)
Plus: Depreciation and amortization	285,353	252,374	548,334	495,715
Plus: Closure and post-closure accretion	6,087	4,567	15,492	9,087
Plus: Impairments and other operating items	8,190	10,859	8,544	12,724
Plus (less): Other expense (income), net	(9,647)	200	(7,823)	(2,974)
Adjustments:
Plus: Transaction-related expenses (a)	7,256	1,824	17,103	3,905
Plus: Fair value changes to equity awards (b)	222	72	1,507	445
Plus: Executive separation costs (c)	—	15,063	—	15,063
Adjusted EBITDA	$731,813	$628,887	$1,382,485	$1,195,756

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.
(c)	Reflects the cash and non-cash components of severance expense associated with an executive departure.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as valuation measures in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three and six month periods ended June 30, 2024 and 2023, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Reported net income attributable to Waste Connections	$275,477	$209,208	$505,531	$407,021
Adjustments:
Amortization of intangibles (a)	44,124	39,052	84,414	78,335
Impairments and other operating items (b)	8,190	10,859	8,544	12,724
Transaction-related expenses (c)	7,256	1,824	17,103	3,905
Fair value changes to equity awards (d)	222	72	1,507	445
Executive separation costs (e)	—	15,063	—	15,063
Tax effect (f)	(15,222)	(13,746)	(28,385)	(24,770)
Adjusted net income attributable to Waste Connections	$320,047	$262,332	$588,714	$492,723

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$1.07	$0.81	$1.96	$1.58
Adjusted net income	$1.24	$1.02	$2.28	$1.91

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	Reflects the cash and non-cash components of severance expense associated with an executive departure.
(f)	The aggregate tax effect of the adjustments in footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.

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

At June 30, 2024, our derivative instruments included four interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at June 30, 2024 and December 31, 2023, of $973.9 million and $1.099 billion, respectively, including floating rate debt under our Revolving Credit Agreement (or, as of December 31, 2023, the 2021 Revolving and Term Credit Agreement and the 2022 Term Loan Agreement). A one percentage point increase in interest rates on our variable-rate debt at June 30, 2024 and December 31, 2023, would decrease our annual pre-tax income by approximately $9.7 million and $11.0 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At June 30, 2024, we had no fuel hedge agreements in place; however, we have entered into fixed price diesel fuel purchase contracts for the six months ended June 30, 2024 as described below.

For the year ending December 31, 2024, we expect to purchase approximately 89.6 million gallons of diesel fuel, of which 50.0 million gallons will be purchased at market prices and 39.6 million gallons will be purchased under our fixed price diesel fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the six month period of July 1, 2024 to December 31, 2024, we expect to purchase approximately 25.0 million gallons of diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of diesel fuel over the remaining six months in 2024 would decrease our pre-tax income during this period by approximately $2.5 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the six months ended June 30, 2024 and 2023, would have had a $10.8 million and $6.8 million impact on revenues, respectively.

We have operations in Canada and, where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating costs. However, the impact of foreign currency has not materially affected our results of operations in 2024 or 2023. A $0.01 change in the Canadian dollar to U.S. dollar exchange rate would impact our annual revenue and EBITDA by approximately $18.0 million and $8.0 million, respectively.

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

Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded as of June 30, 2024, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
4.1

Indenture, dated as of November 16, 2018, by and between Waste Connections, Inc. and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2018)

4.2

Ninth Supplemental Indenture, dated as of June 13, 2024, by and between Waste Connections, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on June 13, 2024)

4.3

Agency Agreement, dated as of June 13, 2024, by and between Waste Connections, Inc., U.S. Bank Trust Company, National Association and Computershare Trust Company of Canada (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on June 13, 2024)

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

WASTE CONNECTIONS, INC.

Date: July 25, 2024	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
President and Chief Executive Officer

Date: July 25, 2024	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Executive Vice President and Chief Financial Officer