Form 10-Q
period 2024-09-30
Waste Connections, Inc.
filed 2024-10-24
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of October 11, 2024: 258,063,121 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and equivalents	$115,265	$78,399
Accounts receivable, net of allowance for credit losses of $23,660 and $23,553 at September 30, 2024 and December 31, 2023, respectively	990,896	856,953
Prepaid expenses and other current assets	248,971	206,433
Total current assets	1,355,132	1,141,785

Restricted cash	123,243	105,639
Restricted investments	79,455	70,350
Property and equipment, net	8,234,162	7,228,331
Operating lease right-of-use assets	311,717	261,782
Goodwill	7,922,757	7,404,400
Intangible assets, net	1,982,809	1,603,541
Other assets, net	86,089	100,048
Total assets	$20,095,364	$17,915,876
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$706,284	$642,455
Book overdraft	14,568	14,855
Deferred revenue	377,475	355,203
Accrued liabilities	552,741	521,428
Current portion of operating lease liabilities	39,618	32,533
Current portion of contingent consideration	55,474	94,996
Current portion of long-term debt and notes payable	7,873	26,462
Total current liabilities	1,754,033	1,687,932

Long-term portion of debt and notes payable	8,160,538	6,724,771
Long-term portion of operating lease liabilities	275,547	238,440
Long-term portion of contingent consideration	27,125	20,034
Deferred income taxes	1,099,369	1,022,480
Other long-term liabilities	517,297	524,438
Total liabilities	11,833,909	10,218,095

Commitments and contingencies (Note 18)

Equity:
Common shares: 258,062,086 shares issued and 258,009,392 shares outstanding at September 30, 2024; 257,659,921 shares issued and 257,600,479 shares outstanding at December 31, 2023	3,282,345	3,276,661
Additional paid-in capital	310,046	284,284
Accumulated other comprehensive loss	(64,950)	(9,826)
Treasury shares: 52,694 and 59,442 shares at September 30, 2024 and December 31, 2023, respectively	—	—
Retained earnings	4,734,014	4,141,690
Total Waste Connections’ equity	8,261,455	7,692,809
Noncontrolling interest in subsidiaries	—	4,972
Total equity	8,261,455	7,697,781
Total liabilities and equity	$20,095,364	$17,915,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$2,338,488	$2,064,744	$6,659,308	$5,986,342
Operating expenses:
Cost of operations	1,344,079	1,204,603	3,866,932	3,548,893
Selling, general and administrative	222,526	196,316	672,110	606,367
Depreciation	248,473	214,966	712,392	632,347
Amortization of intangibles	45,170	39,405	129,584	117,740
Impairments and other operating items	2,897	56,477	11,441	69,201
Operating income	475,343	352,977	1,266,849	1,011,794

Interest expense	(83,520)	(69,016)	(244,385)	(204,914)
Interest income	3,331	2,833	9,391	6,886
Other income, net	4,904	5,372	12,727	8,346
Income before income tax provision	400,058	292,166	1,044,582	822,112

Income tax provision	(92,012)	(62,975)	(232,008)	(185,915)
Net income	308,046	229,191	812,574	636,197
Plus (less): Net loss (income) attributable to noncontrolling interests	—	(165)	1,003	(150)
Net income attributable to Waste Connections	$308,046	$229,026	$813,577	$636,047

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$1.19	$0.89	$3.15	$2.47
Diluted	$1.19	$0.89	$3.15	$2.46

Shares used in the per share calculations:
Basic	258,023,661	257,633,703	257,939,935	257,535,408
Diluted	258,756,528	258,229,404	258,601,815	258,110,484

Cash dividends per common share	$0.285	$0.255	$0.855	$0.765

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$308,046	$229,191	$812,574	$636,197

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(5,432)	(5,286)	(16,237)	(14,120)
Changes in fair value of interest rate swaps	(8,946)	7,788	4,846	20,979
Foreign currency translation adjustment	32,273	(50,020)	(46,752)	2,527
Other comprehensive income (loss), before tax	17,895	(47,518)	(58,143)	9,386
Income tax expense (benefit) related to items of other comprehensive income (loss)	3,810	(663)	3,019	(1,818)
Other comprehensive income (loss), net of tax	21,705	(48,181)	(55,124)	7,568
Comprehensive income	329,751	181,010	757,450	643,765
Plus (less): Comprehensive loss (income) attributable to noncontrolling interests	—	(165)	1,003	(150)
Comprehensive income attributable to Waste Connections	$329,751	$180,845	$758,453	$643,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2023	257,600,479	$3,276,661	$284,284	$(9,826)	59,442	$—	$4,141,690	$4,972	$7,697,781
Sale of common shares held in trust	1,750	286	—	—	(1,750)	—	—	—	286
Vesting of restricted share units	329,996	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	153,555	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	19,149	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(256,512)	—	(30,850)	—	—	—	—	—	(30,850)
Equity-based compensation	—	—	19,016	—	—	—	—	—	19,016
Exercise of warrants	97,901	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	15,407	2,183	—	—	—	—	—	—	2,183
Cash dividends on common shares	—	—	—	—	—	—	(73,573)	—	(73,573)
Amounts reclassified into earnings, net of taxes	—	—	—	(3,958)	—	—	—	—	(3,958)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	7,329	—	—	—	—	7,329
Foreign currency translation adjustment	—	—	—	(56,381)	—	—	—	—	(56,381)
Net income (loss)	—	—	—	—	—	—	230,054	(927)	229,127
Balances at March 31, 2024	257,961,725	3,279,130	272,450	(62,836)	57,692	—	4,298,171	4,045	7,790,960
Vesting of restricted share units	5,539	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(6,053)	—	(414)	—	—	—	—	—	(414)
Equity-based compensation	—	—	18,788	—	—	—	—	—	18,788
Exercise of warrants	4,337	—	—	—	—	—	—	—	—
Cash dividends on common shares	—	—	—	—	—	—	(73,697)	—	(73,697)
Amounts reclassified into earnings, net of taxes	—	—	—	(3,984)	—	—	—	—	(3,984)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	2,808	—	—	—	—	2,808
Foreign currency translation adjustment	—	—	—	(22,643)	—	—	—	—	(22,643)
Purchase of noncontrolling interests	—	—	(32)	—	—	—	—	(3,968)	(4,000)
Net income (loss)	—	—	—	—	—	—	275,477	(77)	275,400
Balances at June 30, 2024	257,965,548	3,279,130	290,792	(86,655)	57,692	—	4,499,951	—	7,983,218
Sale of common shares held in trust	4,998	912	—	—	(4,998)	—	—	—	912
Vesting of restricted share units	4,449	—	—	—	—	—	—	—	—
Vesting of deferred share units	4,602	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(15,779)	—	(939)	—	—	—	—	—	(939)
Equity-based compensation	—	—	20,193	—	—	—	—	—	20,193
Exercise of warrants	31,725	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	13,849	2,303	—	—	—	—	—	—	2,303
Cash dividends on common shares	—	—	—	—	—	—	(73,983)	—	(73,983)
Amounts reclassified into earnings, net of taxes	—	—	—	(3,992)	—	—	—	—	(3,992)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(6,576)	—	—	—	—	(6,576)
Foreign currency translation adjustment	—	—	—	32,273	—	—	—	—	32,273
Net income	—	—	—	—	—	—	308,046	—	308,046
Balances at September 30, 2024	258,009,392	$3,282,345	$310,046	$(64,950)	52,694	$—	$4,734,014	$—	$8,261,455

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

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$812,574	$636,197
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from disposal of assets, impairments and other	934	37,470
Depreciation	712,392	632,347
Amortization of intangibles	129,584	117,740
Deferred income taxes, net of acquisitions	81,270	29,060
Current period provision for expected credit losses	12,681	13,363
Amortization of debt issuance costs	7,974	4,862
Share-based compensation	61,229	56,110
Interest accretion	27,733	14,827
Payment of contingent consideration recorded in earnings	(35,035)	—
Adjustments to contingent consideration	—	30,367
Other	(1,505)	(3,535)
Net change in operating assets and liabilities, net of acquisitions	(149,833)	2,068
Net cash provided by operating activities	1,659,998	1,570,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(2,010,274)	(573,185)
Capital expenditures for property and equipment	(659,302)	(615,554)
Proceeds from disposal of assets	5,633	8,678
Proceeds from sale of investment in noncontrolling interests	37,000	—
Other	(18,867)	(5,552)
Net cash used in investing activities	(2,645,810)	(1,185,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	4,092,166	1,242,554
Principal payments on notes payable and long-term debt	(2,759,676)	(1,383,415)
Payment of contingent consideration recorded at acquisition date	(26,625)	(4,255)
Change in book overdraft	(287)	137
Payments for cash dividends	(221,253)	(196,815)
Tax withholdings related to net share settlements of equity-based compensation	(32,203)	(29,415)
Debt issuance costs	(13,449)	—
Proceeds from issuance of shares under employee share purchase plan	4,486	3,908
Proceeds from sale of common shares held in trust	1,198	765
Other	(4,000)	—
Net cash provided by (used in) financing activities	1,040,357	(366,536)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(75)	(1,060)

Net increase in cash, cash equivalents and restricted cash	54,470	17,667
Cash, cash equivalents and restricted cash at beginning of period	184,038	181,364
Cash, cash equivalents and restricted cash at end of period	$238,508	$199,031

Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$222,682	$127,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three and nine month periods ended September 30, 2024 and 2023. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

4.REVENUE

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, non-hazardous oil and natural gas exploration and production (“E&P”) waste treatment, recovery and disposal services and intermodal services.  The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commercial	$680,444	$630,641	$1,980,228	$1,848,723
Residential	574,305	538,364	1,687,899	1,582,289
Industrial and construction roll off	367,559	343,740	1,052,339	1,002,085
Total collection	1,622,308	1,512,745	4,720,466	4,433,097
Landfill	418,508	390,330	1,177,899	1,116,707
Transfer	358,420	313,214	1,010,528	892,757
Recycling	69,748	36,103	182,071	105,724
E&P	154,202	62,066	375,176	172,431
Intermodal and other	47,341	44,984	145,979	122,655
Intercompany	(332,039)	(294,698)	(952,811)	(857,029)
Total	$2,338,488	$2,064,744	$6,659,308	$5,986,342

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided. Substantially all of the deferred revenue recorded as of June 30, 2024 was recognized as revenue during the three months ended September 30, 2024 when the service was performed.

See Note 11 for additional information regarding revenue by reportable segment.

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Condensed Consolidated Balance Sheets, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company would have recognized is one year or less. The Company had $26,413 and $25,977 of deferred sales incentives at September 30, 2024 and December 31, 2023, respectively.

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

The following is a rollforward of the Company’s allowance for credit losses for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$23,553	$22,939
Current period provision for expected credit losses	12,681	13,363
Write-offs charged against the allowance	(16,481)	(17,049)
Recoveries collected	3,952	4,711
Impact of changes in foreign currency	(45)	6
Ending balance	$23,660	$23,970

6.LANDFILL ACCOUNTING

At September 30, 2024, the Company’s landfills consisted of 102 owned landfills, five landfills operated under life-of-site operating agreements and seven landfills operated under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $3,309,698 at September 30, 2024. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Based on remaining permitted capacity as of September 30, 2024, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 32 years.  As of September 30, 2024, the Company is seeking to expand permitted capacity at five of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 35 years.  The estimated remaining lives of the Company’s owned landfills and landfills operated under life-of-site operating agreements range from two to 382 years, with approximately 90% of the projected annual disposal volume from landfills with remaining lives of less than 70 years.

During the nine months ended September 30, 2024 and 2023, the Company expensed $207,887 and $192,314, respectively, or an average of $5.27 and $5.11 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing “layers” for final capping, closure and post-closure liabilities is based on its long-term credit adjusted risk-free rate. The Company’s discount rate assumption for purposes of computing 2024 and 2023 “layers” for final capping, closure and post-closure obligations was 5.50% for both periods. The Company’s long-term inflation rate assumption is 2.75% for each of the years ending December 31, 2024 and 2023. The resulting final capping, closure and post-closure obligations are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the nine months ended September 30, 2024 and 2023, the Company expensed $22,768 and $13,554, respectively, or an average of $0.58 and $0.36 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense. In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2023 to September 30, 2024:

Final capping, closure and post-closure liability at December 31, 2023	$522,233
Liability adjustments	7,510
Accretion expense associated with landfill obligations	22,768
Closure payments	(145,186)
Assumption of closure liabilities from acquisitions	60,974
Foreign currency translation adjustment	(701)
Final capping, closure and post-closure liability at September 30, 2024	$467,598

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Liability adjustments of $7,510 for the nine months ended September 30, 2024, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.  In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical.

At September 30, 2024 and December 31, 2023, $10,736 and $12,381, respectively, of the Company’s restricted cash balance and $76,420 and $59,551, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

7.ACQUISITIONS

The Company acquired 17 individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses and four individually immaterial E&P waste treatment and disposal business during the nine months ended September 30, 2024.  The total transaction-related expenses incurred during the nine months ended September 30, 2024 for these acquisitions were $25,169. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

The Company acquired nine individually immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses and one immaterial E&P waste disposal business during the nine months ended September 30, 2023.  The total transaction-related expenses incurred during the nine months ended September 30, 2023 for these acquisitions were $7,014. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the nine months ended September 30, 2024 and 2023:

	2024	2023
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$2,010,274	$573,185
Debt assumed	83,589	73,397
	2,093,863	646,582

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	90,892	15,412
Prepaid expenses and other current assets	12,512	4,474
Restricted investments	—	5,462
Operating lease right-of-use assets	24,700	14,048
Property and equipment	1,038,803	186,130
Long-term franchise agreements and contracts	82,523	59,509
Customer lists	143,404	5,020
Permits and other intangibles	285,689	2,403
Other assets	1,671	24
Accounts payable and accrued liabilities	(21,824)	(11,005)
Current portion of operating lease liabilities	(2,874)	(366)
Deferred revenue	(11,975)	(1,333)
Contingent consideration	(23,926)	(13,350)
Long-term portion of operating lease liabilities	(14,773)	(13,682)
Other long-term liabilities	(63,721)	(10,439)
Deferred income taxes	—	(3,501)
Total identifiable net assets	1,541,101	238,806
Goodwill	$552,762	$407,776

Goodwill acquired during the nine months ended September 30, 2024 and 2023, totaling $552,762 and $317,190, respectively, is expected to be deductible for tax purposes. The fair value of acquired working capital related to five individually immaterial acquisitions completed during the twelve months ended September 30, 2024, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these five acquisitions are not expected to be material to the Company’s financial position. The adjustments recorded during the nine months ended September 30, 2024 relating to finalizing the acquired working capital for the individually immaterial acquisitions completed during the twelve months ended December 31, 2023 were not material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2024, was $96,391, of which $5,499 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2023, was $15,538, of which $126 was expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

8.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at September 30, 2024:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$1,036,273	$(387,939)	$—	$648,334
Customer lists	947,337	(664,027)	—	283,310
Permits and other	1,069,711	(159,375)	(40,784)	869,552
	3,053,321	(1,211,341)	(40,784)	1,801,196
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$3,234,934	$(1,211,341)	$(40,784)	$1,982,809

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the nine months ended September 30, 2024 was 13.8 years. The weighted-average amortization period of customer lists acquired during the nine months ended September 30, 2024 was 10.5 years.  The weighted-average amortization period of finite-lived permits and other acquired during the nine months ended September 30, 2024 was 37.6 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2023:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$960,033	$(343,099)	$—	$616,934
Customer lists	806,257	(606,192)	—	200,065
Permits and other	784,905	(139,192)	(40,784)	604,929
	2,551,195	(1,088,483)	(40,784)	1,421,928
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$2,732,808	$(1,088,483)	$(40,784)	$1,603,541

Estimated future amortization expense for the next five years relating to finite-lived intangible assets owned as of September 30, 2024 is as follows:

For the year ending December 31, 2024	$178,198
For the year ending December 31, 2025	$169,970
For the year ending December 31, 2026	$149,142
For the year ending December 31, 2027	$129,249
For the year ending December 31, 2028	$115,294

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

ROU assets for operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived asset impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  The Company did not recognize an impairment charge for any of its ROU assets during the nine months ended September 30, 2024 and 2023.

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset.  The Company did not recognize any significant remeasurements during the nine months ended September 30, 2024 and 2023.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Lease cost for operating and finance leases for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$14,502	$11,914	$39,665	$34,881
Finance lease cost:
Amortization of leased assets	898	733	2,477	2,098
Interest on leased liabilities	77	63	202	168
Total lease cost	$15,477	$12,710	$42,344	$37,147

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38,274	$33,967
Operating cash flows from finance leases	$202	$168
Financing cash flows from finance leases	$2,459	$2,079
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities - operating leases	$55,723	$85,377
Right-of-use assets obtained in exchange for lease liabilities - finance leases	$2,569	$1,388

Weighted-average remaining lease term and discount rate for the Company’s leases are as follows:

	Nine Months Ended September 30,
	2024		2023
Weighted average remaining lease term - operating leases	10.0	years	11.1	years
Weighted average remaining lease term - finance leases	3.0	years	3.9	years
Weighted average discount rate - operating leases	4.28%		3.92%
Weighted average discount rate - finance leases	2.95%		2.35%

As of September 30, 2024, future minimum lease payments, reconciled to the respective lease liabilities, are as follows:

	Operating Leases	Finance Leases
Last 3 months of 2024	$13,388	$967
2025	50,374	3,870
2026	47,662	3,284
2027	44,412	1,858
2028	38,472	540
Thereafter	203,495	126
Minimum lease payments	397,803	10,645
Less: imputed interest	(82,638)	(501)
Present value of minimum lease payments	315,165	10,144
Less: current portion of lease liabilities	(39,618)	(3,607)
Long-term portion of lease liabilities	$275,547	$6,537

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

10.LONG-TERM DEBT

The following table presents the Company’s long-term debt at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Revolving Credit Agreement, bearing interest ranging from 5.54% to 8.00% (a)	$2,234,322	$—
Revolver under 2021 Revolving and Term Credit Agreement, bearing interest ranging from 6.40% to 8.50% (b)	—	453,245
Term loan under 2021 Revolving and Term Credit Agreement, bearing interest at 6.50% (b)	—	650,000
Term loan under 2022 Term Loan Agreement, bearing interest at 6.44% (b)	—	800,000
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
4.50% Senior Notes due 2029	370,400	—
2.60% Senior Notes due 2030	600,000	600,000
2.20% Senior Notes due 2032	650,000	650,000
3.20% Senior Notes due 2032	500,000	500,000
4.20% Senior Notes due 2033	750,000	750,000
5.00% Senior Notes due 2034	750,000	—
3.05% Senior Notes due 2050	500,000	500,000
2.95% Senior Notes due 2052	850,000	850,000
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2028 to 2036 (a)	26,249	48,774
Finance leases, bearing interest ranging from 1.89% to 5.07%, with lease expiration dates ranging from 2026 to 2029 (a)	10,144	10,034
	8,241,115	6,812,053
Less – current portion	(7,873)	(26,462)
Less – unamortized debt discount and issuance costs	(72,704)	(60,820)
Long-term portion of debt and notes payable	$8,160,538	$6,724,771

____________________

(a)	Interest rates represent the interest rates at September 30, 2024.
(b)	Interest rates represent the interest rates at December 31, 2023.

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

Details of the Revolving Credit Agreement at September 30, 2024 and details of the 2021 Revolving and Term Credit Agreement at December 31, 2023 are as follows:

	September 30,	December 31,
	2024	2023
Revolver
Available	$707,942	$1,357,013
Letters of credit outstanding	$57,736	$39,742
Total amount drawn, as follows:	$2,234,322	$453,245
Amount drawn – U.S. Term SOFR rate loan	$1,360,000	$90,000
Interest rate applicable – U.S. Term SOFR rate loan	6.30%	6.46%
Amount drawn – U.S. Term SOFR rate loan	$70,000	$150,000
Interest rate applicable – U.S. Term SOFR rate loan	5.96%	6.50%
Amount drawn – U.S. base rate loan	$25,000	$28,000
Interest rate applicable – U.S. base rate loan	8.00%	8.50%
Amount drawn – Canadian Term CORRA loan	$744,504	$—
Interest rate applicable - Canadian term CORRA loan	5.58%	—%
Amount drawn – Canadian Term CORRA loan	$29,632	$—
Interest rate applicable - Canadian term CORRA loan	5.54%	—%
Amount drawn – Canadian prime rate loan	$5,186	$15,122
Interest rate applicable - Canadian prime rate loan	6.45%	7.20%
Amount drawn – Canadian bankers’ acceptance	$—	$153,111
Interest rate applicable – Canadian bankers’ acceptance	—%	6.46%
Amount drawn – Canadian bankers’ acceptance	$—	$17,012
Interest rate applicable – Canadian bankers’ acceptance	—%	6.40%
Commitment – rate applicable	0.09%	0.09%
Term loan
Amount drawn – U.S. Term SOFR rate loan	$—	$650,000
Interest rate applicable – U.S. Term SOFR rate loan	—%	6.50%

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

In addition to the $57,736 of letters of credit at September 30, 2024 issued and outstanding under the Revolving Credit Agreement, the Company has issued and outstanding letters of credit totaling $114,357 under facilities other than the Revolving Credit Agreement.

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

The Revolving Credit Agreement includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) Consolidated Total Funded Debt (as defined in the Revolving Credit Agreement) as of such date to (b) Consolidated EBITDA (as defined in the Revolving Credit Agreement), measured for the preceding 12 months, to not more than 3.75 to 1.00 (or 4.25 to 1.00 during material acquisition periods, subject to certain limitations). As of September 30, 2024, the Company was in compliance with all applicable covenants in the Revolving Credit Agreement.

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

For the nine months ended September 30, 2024, the Company managed its operations through the following six geographic solid waste operating segments: Western, Southern, Eastern, Central, Canada and MidSouth.  The Company’s six geographic solid waste operating segments comprise its reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Certain corporate or regional

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

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

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2024 and 2023, is shown in the following tables:

Three Months Ended		Intercompany	Reported	Segment
September 30, 2024	Revenue	Revenue(b)	Revenue	EBITDA(c)
Western	$537,210	$(60,973)	$476,237	$147,490
Southern	511,280	(58,065)	453,215	144,384
Eastern	488,343	(80,675)	407,668	114,007
Central	439,053	(47,313)	391,740	143,486
Canada	375,986	(33,928)	342,058	153,580
MidSouth	318,655	(51,085)	267,570	77,011
Corporate(a)	—	—	—	(8,075)
	$2,670,527	$(332,039)	$2,338,488	$771,883

Three Months Ended		Intercompany	Reported	Segment
September 30, 2023	Revenue	Revenue(b)	Revenue	EBITDA(c)
Western	$486,351	$(53,889)	$432,462	$124,433
Southern	465,134	(51,556)	413,578	133,072
Eastern	420,855	(67,746)	353,109	100,779
Central	419,169	(46,307)	372,862	137,823
Canada	292,351	(29,256)	263,095	108,524
MidSouth	275,582	(45,944)	229,638	61,923
Corporate(a)	—	—	—	(2,729)
	$2,359,442	$(294,698)	$2,064,744	$663,825

Nine Months Ended		Intercompany	Reported	Segment
September 30, 2024	Revenue	Revenue(b)	Revenue	EBITDA(c)
Western	$1,526,082	$(173,633)	$1,352,449	$394,974
Southern	1,484,051	(172,614)	1,311,437	411,320
Eastern	1,384,064	(230,229)	1,153,835	312,101
Central	1,275,633	(136,925)	1,138,708	408,217
Canada	1,034,530	(92,901)	941,629	411,089
MidSouth	907,759	(146,509)	761,250	209,251
Corporate(a)	—	—	—	(26,686)
	$7,612,119	$(952,811)	$6,659,308	$2,120,266

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Nine Months Ended		Intercompany	Reported	Segment
September 30, 2023	Revenue	Revenue(b)	Revenue	EBITDA(c)
Western	$1,402,628	$(155,355)	$1,247,273	$354,682
Southern	1,382,681	(155,149)	1,227,532	384,660
Eastern	1,215,266	(189,604)	1,025,662	260,569
Central	1,218,670	(136,638)	1,082,032	384,538
Canada	824,303	(85,347)	738,956	286,703
MidSouth	799,823	(134,936)	664,887	182,072
Corporate(a)	—	—	—	(22,142)
	$6,843,371	$(857,029)	$5,986,342	$1,831,082

____________________

(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA of the Company’s Corporate segment for the periods presented.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

Total assets for each of the Company’s reportable segments at September 30, 2024 and December 31, 2023, were as follows:

	September 30,	December 31,
	2024	2023
Western	$3,559,351	$3,432,529
Southern	3,877,405	3,501,953
Eastern	3,541,431	3,228,244
Central	2,815,928	2,811,016
Canada	3,800,861	2,794,795
MidSouth	2,007,403	1,705,180
Corporate	492,985	442,159
Total Assets	$20,095,364	$17,915,876

The following tables show changes in goodwill during the nine months ended September 30, 2024 and 2023, by reportable segment:

	Western	Southern	Eastern	Central	Canada	MidSouth	Total
Balance as of December 31, 2023	$779,455	$1,559,703	$1,587,491	$1,008,500	$1,723,068	$746,183	$7,404,400
Goodwill acquired	64,289	84,981	139,865	1,851	158,015	103,761	552,762
Impact of changes in foreign currency	—	—	—	—	(34,405)	—	(34,405)
Balance as of September 30, 2024	$843,744	$1,644,684	$1,727,356	$1,010,351	$1,846,678	$849,944	$7,922,757

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

	Western	Southern	Eastern	Central	Canada	MidSouth	Total
Balance as of December 31, 2022	$732,335	$1,547,894	$1,189,111	$1,003,470	$1,684,670	$744,817	$6,902,297
Goodwill acquired	45,072	—	361,398	3,605	—	1,366	411,441
Goodwill acquisition adjustments	—	(1,450)	—	—	(2,215)	—	(3,665)
Impact of changes in foreign currency	—	—	—	—	3,011	—	3,011
Balance as of September 30, 2023	$777,407	$1,546,444	$1,550,509	$1,007,075	$1,685,466	$746,183	$7,313,084

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Western segment EBITDA	$147,490	$124,433	$394,974	$354,682
Southern segment EBITDA	144,384	133,072	411,320	384,660
Eastern segment EBITDA	114,007	100,779	312,101	260,569
Central segment EBITDA	143,486	137,823	408,217	384,538
Canada segment EBITDA	153,580	108,524	411,089	286,703
MidSouth segment EBITDA	77,011	61,923	209,251	182,072
Subtotal reportable segments	779,958	666,554	2,146,952	1,853,224
Unallocated corporate overhead	(8,075)	(2,729)	(26,686)	(22,142)
Depreciation	(248,473)	(214,966)	(712,392)	(632,347)
Amortization of intangibles	(45,170)	(39,405)	(129,584)	(117,740)
Impairments and other operating items	(2,897)	(56,477)	(11,441)	(69,201)
Interest expense	(83,520)	(69,016)	(244,385)	(204,914)
Interest income	3,331	2,833	9,391	6,886
Other income, net	4,904	5,372	12,727	8,346
Income before income tax provision	$400,058	$292,166	$1,044,582	$822,112

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Revolving Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at September 30, 2024 were specifically designated to the Revolving Credit Agreement and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

At September 30, 2024, the Company’s derivative instruments included four interest rate swap agreements as follows:

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

The fair values of derivative instruments designated as cash flow hedges at September 30, 2024, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$9,697	Accrued liabilities	$—
	Other assets, net	1,699
Total derivatives designated as cash flow hedges		$11,396		$—

____________________

(a)Represents the estimated amount of the existing unrealized gains on interest rate swaps at September 30, 2024 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

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

The following tables summarize the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three and nine months ended September 30, 2024 and 2023:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2024	2023		2024	2023
Interest rate swaps	$(6,576)	$5,724	Interest expense	$(3,992)	$(3,885)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023		2024	2023
Interest rate swaps	$3,562	$15,419	Interest expense	$(11,934)	$(10,378)

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

13.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of September 30, 2024 and December 31, 2023, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of September 30, 2024 and December 31, 2023, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of September 30, 2024 and December 31, 2023, are as follows:

	Carrying Value at		Fair Value (a) at
	September 30,	December 31,	September 30,	December 31,
	2024	2023	2024	2023
4.25% Senior Notes due 2028	$500,000	$500,000	$501,500	$496,800
3.50% Senior Notes due 2029	$500,000	$500,000	$486,650	$478,350
4.50% Senior Notes due 2029	$370,400	$—	$383,507	$—
2.60% Senior Notes due 2030	$600,000	$600,000	$553,860	$539,460
2.20% Senior Notes due 2032	$650,000	$650,000	$558,415	$543,725
3.20% Senior Notes due 2032	$500,000	$500,000	$457,100	$450,200
4.20% Senior Notes due 2033	$750,000	$750,000	$728,250	$729,600
5.00% Senior Notes due 2034	$750,000	$—	$770,175	$—
3.05% Senior Notes due 2050	$500,000	$500,000	$354,950	$362,600
2.95% Senior Notes due 2052	$850,000	$850,000	$584,715	$601,460

____________________

(a)	Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value inputs include third-party calculations of the market interest rate of notes with similar ratings in similar industries over the remaining note terms.

For details on the fair value of the Company’s interest rate swaps, restricted cash and investments and contingent consideration, refer to Note 15.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

14.NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$308,046	$229,026	$813,577	$636,047
Denominator:
Basic shares outstanding	258,023,661	257,633,703	257,939,935	257,535,408
Dilutive effect of equity-based awards	732,867	595,701	661,880	575,076
Diluted shares outstanding	258,756,528	258,229,404	258,601,815	258,110,484

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At September 30, 2024 and December 31, 2023, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash is valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash measured at fair value is invested primarily in money market accounts and bank time deposits. The Company’s restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted investments measured at fair value are invested primarily in U.S. government, agency securities and Canadian bankers’ acceptance notes.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, were as follows:

	Fair Value Measurement at September 30, 2024 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$11,396	$—	$11,396	$—
Restricted cash	$123,243	$123,243	$—	$—
Restricted investments	$78,963	$—	$78,963	$—
Contingent consideration	$(82,599)	$—	$—	$(82,599)

	Fair Value Measurement at December 31, 2023 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$22,787	$—	$22,787	$—
Restricted cash	$105,639	$105,639	$—	$—
Restricted investments	$70,658	$—	$70,658	$—
Contingent consideration	$(115,030)	$—	$—	$(115,030)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$115,030	$81,415
Contingent consideration recorded at acquisition date	23,926	13,350
Payment of contingent consideration recorded at acquisition date	(26,625)	(4,255)
Payment of contingent consideration recorded in earnings	(35,035)	—
Adjustments to contingent consideration	—	30,367
Interest accretion expense	5,303	1,131
Ending balance	$82,599	$122,008

16.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30, 2024
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(5,432)	$1,440	$(3,992)
Changes in fair value of interest rate swaps	(8,946)	2,370	(6,576)
Foreign currency translation adjustment	32,273	—	32,273
	$17,895	$3,810	$21,705

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

	Three Months Ended September 30, 2023
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(5,286)	$1,401	$(3,885)
Changes in fair value of interest rate swaps	7,788	(2,064)	5,724
Foreign currency translation adjustment	(50,020)	—	(50,020)
	$(47,518)	$(663)	$(48,181)

	Nine Months Ended September 30, 2024
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(16,237)	$4,303	$(11,934)
Changes in fair value of interest rate swaps	4,846	(1,284)	3,562
Foreign currency translation adjustment	(46,752)	—	(46,752)
	$(58,143)	$3,019	$(55,124)

	Nine Months Ended September 30, 2023
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(14,120)	$3,742	$(10,378)
Changes in fair value of interest rate swaps	20,979	(5,560)	15,419
Foreign currency translation adjustment	2,527	—	2,527
	$9,386	$(1,818)	$7,568

A rollforward of the amounts included in AOCIL, net of taxes, for the nine months ended September 30, 2024 and 2023, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2023	$16,749	$(26,575)	$(9,826)
Amounts reclassified into earnings	(11,934)	—	(11,934)
Changes in fair value	3,562	—	3,562
Foreign currency translation adjustment	—	(46,752)	(46,752)
Balance at September 30, 2024	$8,377	$(73,327)	$(64,950)

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2022	$23,378	$(80,208)	$(56,830)
Amounts reclassified into earnings	(10,378)	—	(10,378)
Changes in fair value	15,419	—	15,419
Foreign currency translation adjustment	—	2,527	2,527
Balance at September 30, 2023	$28,419	$(77,681)	$(49,262)

See Note 12 for further discussion on the Company’s derivative instruments.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

17.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the nine-month period ended September 30, 2024, is presented below:

Unvested Shares
Outstanding at December 31, 2023	936,267
Granted	370,580
Forfeited	(44,449)
Vested and issued	(339,984)
Outstanding at September 30, 2024	922,414

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the nine-month period ended September 30, 2024 was $164.91.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At September 30, 2024 and 2023, the Company had 29,980 and 62,059 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the nine-month period ended September 30, 2024, is presented below:

Unvested Shares
Outstanding at December 31, 2023	259,532
Granted	113,166
Vested and issued	(153,555)
Outstanding at September 30, 2024	219,143

During the nine months ended September 30, 2024, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2026. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the nine-month period ended September 30, 2024 was $138.29.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the nine-month period ended September 30, 2024, is presented below:

Vested Shares
Outstanding at December 31, 2023	30,481
Granted	3,746
Cash settled	(9,207)
Share settled	(4,602)
Outstanding at September 30, 2024	20,418

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the nine-month period ended September 30, 2024 was $168.71.

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting or other distribution events. A summary of activity related to Progressive Waste RSUs during the nine-month period ended September 30, 2024, is presented below:

Outstanding at December 31, 2023	51,812
Cash settled	(1,750)
Outstanding at September 30, 2024	50,062

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  All remaining RSUs were vested as of March 31, 2019.

Employee Share Purchase Plan

On May 15, 2020, the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). Under the ESPP, qualified employees may elect to have payroll deductions withheld from their eligible compensation on each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period, provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the Toronto Stock Exchange (the “TSX”) over the final five trading days of such offering period. The maximum number of shares that may be issued under the ESPP is 1,000,000.  Under the ESPP, employees purchased 29,256 of the Company’s common shares for $4,486 during the nine months ended September 30, 2024.  Under the ESPP, employees purchased 29,808 of the Company’s common shares for $3,908 during the nine months ended September 30, 2023.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Normal Course Issuer Bid

On July 23, 2024, the Board of Directors of the Company approved, subject to receipt of regulatory approvals, the annual renewal of the Company’s normal course issuer bid (the “NCIB”) to purchase up to 12,901,981 of the Company’s common shares during the period of August 12, 2024 to August 11, 2025 or until such earlier time as the NCIB is completed or terminated at the option of the Company. The renewal followed the conclusion of the Company’s NCIB that expired August 9, 2024. The Company received TSX approval for its annual renewal of the NCIB on August 6, 2024.  Under the NCIB, the Company may make share repurchases only in the open market, including on the New York Stock Exchange (the “NYSE”), the TSX, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems is limited to a maximum of 60,089 common shares, which represents 25% of the average daily trading volume on the TSX of 240,359 common shares for the period from February 1, 2024 to July 31, 2024. The TSX rules also allow the Company to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE will be 25% of the average daily trading volume for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases.

The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including the Company’s capital structure, the market price of the common shares, any share buyback taxes applicable and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase.

For each of the nine months ended September 30, 2024 and 2023, the Company did not repurchase any common shares pursuant to the NCIB in effect during that period.  As of September 30, 2024, the maximum number of shares available for repurchase under the current NCIB was 12,901,981.

Cash Dividend

In October 2023, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.03, from $0.255 to $0.285 per Company common share. Cash dividends of $221,253 and $196,815 were paid during the nine months ended September 30, 2024 and 2023, respectively.

18.COMMITMENTS AND CONTINGENCIES

In the normal course of its business and as a result of the extensive governmental regulation of the solid waste and E&P waste industries, the Company is subject to various judicial and administrative proceedings involving Canadian regulatory authorities as well as U.S. federal, state and local agencies. In these proceedings, an agency may subpoena the Company for records, or seek to impose fines on the Company or revoke or deny renewal of an authorization held or sought by the Company, including an operating permit. From time to time, the Company may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills, transfer stations, and E&P waste treatment, recovery and disposal operations, or alleging environmental damage or violations of the permits and licenses pursuant to which the Company operates. The Company uses $1,000 as a threshold for disclosing environmental matters involving a governmental authority and potential monetary sanctions.

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

Company’s business. Except as noted in the matters described below, as of September 30, 2024, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

In July and August 2018, four separate lawsuits seeking class action status were filed against LRLC and certain other Company subsidiaries, the Parish, and Aptim Corporation in Louisiana state court, and subsequently removed to the United States District Court for the Eastern District of Louisiana, before Judge Susie Morgan in New Orleans. The court later consolidated the claims of the putative class action plaintiffs (the “Ictech-Bendeck” action). Beginning in December 2018, a series of 11 substantively identical mass actions were filed in Louisiana state court against LRLC and certain other Company subsidiaries, the Parish, and Aptim Corporation. The claims of the mass action plaintiffs were removed to and consolidated in federal court in the Eastern District of Louisiana, also before Judge Susie Morgan (the “Addison” action). On August 10, 2024, the Company’s subsidiaries and the Addison plaintiffs reached an agreement in principle to settle the Addison plaintiffs’ claims against the Company; the Parish and Aptim Corporation also reached agreements in principle to settle the Addison action.  On August 12, 2024, the court entered an order dismissing the Addison action without prejudice pending consummation of the settlement agreements.

The Ictech-Bendeck plaintiffs assert claims for damages from odors allegedly emanating from the JP Landfill. The consolidated putative class action complaint alleges that the JP Landfill released “noxious odors” into the plaintiffs’ properties and the surrounding community and asserts a range of liability theories—nuisance, negligence (since dismissed), and strict liability—against all defendants. The Ictech-Bendeck plaintiffs seek unspecified damages.

The court held an eight-day trial on general causation during January and February 2022. On November 29, 2022, the court issued a 45-page decision on the general causation trial. The court concluded that all putative class plaintiffs established general causation—specifically that emissions and gases from the JP Landfill were capable of causing certain damages alleged by the plaintiffs. The court held that it only needed to determine the level of exposure necessary to result in injuries and that the level existed somewhere offsite, and that it was not required to delineate this level of exposure within a geographic area. The court did, however, limit the time period for damages, to between July 2017 and December 2019, and the types of alleged injuries for which the plaintiffs are able to seek damages, to headaches, nausea, vomiting, loss of appetite, sleep disruption, dizziness, fatigue, anxiety and worry, a decrease in quality of life, and loss of enjoyment or use of property.

After the general causation decision, extensive discovery occurred in 2023 and 2024. On May 15, 2024, the Ictech-Bendeck plaintiffs filed an amended motion for class certification, which the defendants opposed.  Plaintiffs currently describe the putative class as Jefferson Parish residents suffering an injury as a result of exposure to odors from the Landfill between July 1, 2017 and December 31, 2019, in five proposed geographic sub-classes encompassing residents within a delineated area of Jefferson Parish that extends roughly five miles from the Landfill to the north and east. Counsel for the putative class asks the court to certify a class on liability and allocation issues and that specific causation be left for individual determinations after a class trial. Briefing on the class action plaintiffs’ motion for class certification was

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

completed on June 26, 2024. An evidentiary hearing on certain class certification issues is scheduled for December 9 and 10, 2024.

On August 8, 2024, Jefferson Parish and the Ictech-Bendeck plaintiffs notified the court and the other parties that they had reached an agreement in principle on settlement of the plaintiffs’ claims against the Parish. The court held a settlement conference on August 9, memorializing the terms of the plaintiffs’ settlement with the Parish, including a settlement amount of $4,500 to be paid by the Parish to the Ictech-Bendeck plaintiffs. The court must approve the proposed settlement after notice is sent to the proposed settlement class and a hearing on the fairness of the settlement terms.

The Company believes it has defenses to certification of the putative class actions and is continuing to vigorously defend itself; however, at this time, the Company is not able to determine the likelihood of any outcome regarding the underlying claims in the class action, including the allocation of any potential liability among the Company, the Parish, and Aptim Corporation.

Los Angeles County, California Landfill Expansion Litigation

A.	Chiquita Canyon, LLC Lawsuit Against Los Angeles County

In October 2004, the Company’s subsidiary, Chiquita Canyon, LLC (“CCL”), then under prior ownership, filed an application (the “Application”) with the County of Los Angeles (the “County”) Department of Regional Planning (“DRP”) for a conditional use permit (the “CUP”) to authorize the continued operation and expansion of the Chiquita Canyon Landfill (the “CC Landfill”). The CC Landfill has operated since 1972, and as a regional landfill, accepted approximately 2.5 million tons of materials for disposal and beneficial use in 2023.  The CC Landfill is the second largest landfill in the County and plays a vital role in the County’s ability to safely and quickly gather, process, and dispose of thousands of tons of waste, six days a week.  A significant disruption in that function would be harmful to the County and the Company. The Application requested expansion of the existing waste footprint on CCL’s contiguous property, an increase in maximum elevation, creation of a new entrance and new support facilities, construction of a facility for the County or another third-party operator to host household hazardous waste collection events, designation of an area for mixed organics/composting, and other modifications.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Following extensive litigation in 2018 and 2019 on the permissible scope of CCL’s challenge, the Superior Court issued its decision on July 2, 2020, granting CCL’s petition for writ of mandate in part and denying it in part. CCL prevailed with respect to 12 of the challenged conditions, many of which imposed new fees and exactions on the CC Landfill.  On October 11, 2022, CCL and the County entered into a settlement agreement that requires CCL to file a CUP modification application with the County embodying the terms of the settlement agreement.  CCL filed the CUP modification application on November 10, 2022, an addendum to CCL’s environmental impact report in accordance with the California Environmental Quality Act on January 12, 2024, and a revised addendum on September 30, 2024.  The next steps contemplated by the settlement agreement include: completion of review by the County; scheduling the CUP modification application for a hearing before the Los Angeles County Regional Planning Commission; if appealed, a hearing before the County Board of Supervisors; and, upon approval by the County Board of Supervisors of the CUP modification application and satisfaction of certain other contingencies, CCL would dismiss this lawsuit.

At a meeting between the County and the Company on September 23, 2024, the County first stated that it would not be possible to complete the environmental review and present the CUP modification to the Regional Planning Commission in 2024.  Absent approval of the modified CUP, beginning January 1, 2025, the CUP requires CCL to reduce its maximum annual solid waste tonnage capacity from approximately two million tons of solid waste per year to approximately one million tons of solid waste per year.  CCL and the County are required under the settlement agreement to cooperate to take additional lawful and reasonable measures to effectuate the basic terms and goals of the settlement agreement, which include modifying this tonnage reduction to a gradual step-down in tonnage, and those efforts are underway.  At this time, the Company is not able to determine the likelihood of any outcome in this matter.

B.	December 11, 2017 Notice of Violation Regarding Certain CUP Conditions.

The County, through its DRP, issued a Notice of Violation, dated December 11, 2017 (the “NOV”), alleging that CCL violated certain conditions of the CUP, including Condition 79(B)(6) of the CUP by failing to pay an $11,600 Bridge & Thoroughfare Fee (“B&T Fee”) that was purportedly due on July 25, 2017.  The alleged B&T fee was ostensibly to fund the construction of transportation infrastructure in the area of the CC Landfill.  At the time the NOV was issued, CCL had already contested the legality of the B&T fee in the October 20, 2017 Complaint filed against the County in Los Angeles County Superior Court, described above under paragraph A (the “CUP lawsuit”).

On January 12, 2018, CCL filed an appeal of the alleged violations in the NOV.  Subsequently, CCL filed additional legal arguments and exhibits contesting the NOV.  On March 6, 2018, a DRP employee designated as hearing officer sustained the NOV, including the $11,600 B&T fee, and imposed an administrative penalty in the amount of $83 and a noncompliance fee of $0.75. A written decision memorializing the hearing officer’s findings and order was issued on July 10, 2018.  On April 13, 2018, CCL filed in the Superior Court of California, County of Los Angeles, a Petition for Writ of Administrative Mandamus against the County seeking to overturn the decision sustaining the NOV, contending that the NOV and decision are not supported by the facts or law.  On July 17, 2018, the court granted CCL leave to pay the $11,600 B&T fee and to amend its Complaint in the CUP lawsuit to reflect the payment under protest, allowing the challenge to the B&T fee under the Mitigation Fee Act to proceed in the CUP lawsuit.  CCL paid the B&T fee under protest on August 10, 2018, and also paid on that date the administrative penalty of $83 and the noncompliance fee of $0.75. The court indicated that the NOV case would be coordinated with the CUP lawsuit.  On October 11, 2022, CCL and the County entered into the settlement agreement, described above under paragraph A.  If the CUP modification application is approved by the County and certain other contingencies are satisfied, CCL will dismiss this lawsuit.  However, as described above, the Company is not able to determine the likelihood of any outcome in this matter.

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

Since May 2023, CCL has received approximately 275 NOVs for alleged violations of SCAQMD Rule 402. CCL has also received twelve additional NOVs from SCAQMD alleging violations of other SCAQMD rules and CCL’s Title V permit. Many of these additional NOVs appear related to the increase in liquids and landfill gas caused by the ETLF event.

On August 15, 2023, SCAQMD petitioned its Hearing Board for an Order for Abatement in Hearing Board Case No. 6177-4 to address the Rule 402 NOVs issued by SCAQMD inspectors as a result of the ETLF event. SCAQMD and CCL negotiated a Stipulated Order for Abatement (the “Stipulated Order”), which was issued by the Hearing Board on September 6, 2023. Modifications to the Stipulated Order were approved by the Hearing Board after hearings on January 16 and 17, 2024, March 21, 2024, April 24, 2024, and August 17, 20, and 27, 2024. The modified Stipulated Order contains 90 conditions. The continuation of the August 27, 2024 hearing is currently scheduled for November 13 and 14, 2024. For this continued hearing, SCAQMD is also considering pursuing additional mandates regarding the CC Landfill’s operations, including reductions in waste intake and curtailing hours of operation.

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

On June 27, 2024, CCL received a fifth NOV from the Water Board for alleged non-compliance with a March 20, 2024 Investigative Order issued by the Water Board pursuant to California Water Code §§ 13267 and 13383. CCL has provided a full response to the alleged violations.

On February 15 and March 29, 2024, CCL received two Summaries of Violations (“SOV”) from the Department of Toxic Substances Control (“DTSC”). The SOVs allege violations of California’s hazardous waste control laws and their implementing regulations related to three incidents in which offsite shipments of leachate, which tested above a regulatory threshold, were shipped to non-hazardous waste treatment and disposal facilities. CCL has submitted full responses to both SOVs from DTSC.

On June 4, 2024, CCL received a Finding of Violation (“FOV”) from the U.S. Environmental Protection Agency, alleging violations of the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) for municipal solid waste landfills, the NSPS and NESHAP General Provisions, and certain conditions of CCL’s Title V permit. CCL has submitted a full response to the alleged violations.

At this time, CCL is not able to determine the likely penalties that the regulatory agencies will seek for these alleged violations, but they could be substantial. CCL also is incurring substantial costs in conjunction with efforts to address the ETLF event and any related impacts, including attendant air emissions, and to manage the increased production and changing composition of the liquids. At this time, the Company is not able to determine the likelihood of any outcome of the resolution of these alleged violations, including the amount of penalties.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

In addition to, and distinct from these alleged violations, CCL is seeking regulatory approvals to allow the use of new cells needed for waste disposal within the CC Landfill’s existing waste footprint permitted under the CUP.  At this time, the Company is not able to determine the likelihood of the outcome of these regulatory reviews.

Related Civil Litigation

Given the facts related to the ETLF event and the alleged violations described above, a number of civil lawsuits have been filed against CCL and other Company subsidiaries, including Chiquita Canyon, Inc., Waste Connections of California, Inc., Waste Connections Management Services Inc. and Waste Connections US, Inc.  These began with Howse et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Co. Superior Court; filed September 5, 2023, removed to U.S.D.C. C.D. Cal. October 4, 2023).  That case included class action claims, but in May 2024, those claims were dropped and the case continues as a mass tort case in federal district court.  The Company is working to consolidate the additional civil lawsuits brought by over fifteen law firms in federal and state courts with the Howse case in federal court.

There are approximately 3,300 total plaintiffs in these civil lawsuits as of October 23, 2024, which includes some from cases filed but not yet served, and the Company expects additional complaints and plaintiffs in the future.

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

The additional cases include: Suggs et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed February 2, 2024, removed to U.S.D.C. C.D. Cal. March 25, 2024); Siryani et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed March 27, 2024, removed to U.S.D.C. C.D. Cal. on April 29, 2024); Adams Evans et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed April 15, 2014, removed to U.S.D.C. C.D. Cal. on July 5, 2024); Aleksanyan et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed May 20, 2024);  Jolene Acosta et al., v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed May 29, 2024, removed to U.S.D.C. C.D. Cal. on July 12, 2024); Quaiden Fenstermaker et. al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed May 29, 2024, removed to U.S.D.C. C.D. Cal. on July 13, 2024); Briana Mejia et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed May 29, 2024, removed to U.S.D.C. C.D. Cal. on July 15, 2024); Araiza et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed June 3, 2024); Melineh Gasparians et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed June 10, 2024; removed to U.S.D.C. C.D. Cal. on September 4, 2024); Claudia Rivera et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed June 14, 2024, removed to U.S.D.C. C.D. Cal. on July 22, 2024); Alejandra Suarez et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed June 20, 2024; removed to U.S.D.C. C.D. Cal. on July 29, 2024) ;  Geon Hwang, et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed July 8, 2024); Anabel Austin, et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed July 9, 2024; removed to U.S.D.C. C.D. Cal. on August 16, 2024); Isabell Dolores Palomino et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed July 12, 2024); Stephanie Audish et al. v. Chiquita Canyon, LLC (Los Angeles Superior Court; filed July 16, 2024); Scott Benjamin Siegal et. al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed July 16, 2024); Alina Hakopyan et al. v. Chiquita Canyon, LLC (Los Angeles Superior Court; filed August 6, 2024); Kaiden Alim et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed September 27, 2024); and Nicholas Difatta et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed October 5, 2024).  One law firm has also filed 359

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

individual cases in Los Angeles Superior Court, which the Company related and consolidated to that firm’s first filed case, Serieddine et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed January 8, 2024), so the cases can be collectively removed to federal court.

The Company is continuing to vigorously defend itself in these lawsuits; however, at this time, the Company is not able to determine the likelihood of any outcome regarding the underlying claims.

19.SUBSEQUENT EVENT

On October 23, 2024, the Company announced that its Board of Directors increased its regular quarter cash dividend by $0.03, from $0.285 to $0.315 per Company common share, and then declared a regular quarterly cash dividend of $0.315 per Company common share. The dividend will be paid on November 21, 2024, to shareholders of record on the close of business on November 7, 2024.

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

Environmental, organizational and financial sustainability initiatives have been key components of our success since we were founded in 1997.  We continue to grow and expand these efforts and our disclosure regarding progress towards their achievement as our industry and technology continue to evolve.  To that end, we have committed $500 million to the advancement of long-term, aspirational ESG targets, which have been incorporated into executive compensation metrics. Our investments primarily focus on reducing emissions and emissions intensity, increasing resource recovery of both recyclable commodities and clean energy fuels, reducing reliance on off-site disposal for landfill leachate, further improving safety through reduced incidents and enhancing employee engagement through improved voluntary turnover and Servant Leadership scores.  Our latest sustainability report can be found at www.wasteconnections.com/sustainability but does not constitute a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Revenues	$2,338,488	100.0%	$2,064,744	100.0%	$6,659,308	100.0%	$5,986,342	100.0%
Cost of operations	1,344,079	57.5	1,204,603	58.4	3,866,932	58.1	3,548,893	59.3
Selling, general and administrative	222,526	9.5	196,316	9.5	672,110	10.1	606,367	10.1
Depreciation	248,473	10.7	214,966	10.4	712,392	10.7	632,347	10.6
Amortization of intangibles	45,170	1.9	39,405	1.9	129,584	2.0	117,740	2.0
Impairments and other operating items	2,897	0.1	56,477	2.7	11,441	0.1	69,201	1.1
Operating income	475,343	20.3	352,977	17.1	1,266,849	19.0	1,011,794	16.9

Interest expense	(83,520)	(3.6)	(69,016)	(3.3)	(244,385)	(3.6)	(204,914)	(3.4)
Interest income	3,331	0.2	2,833	0.1	9,391	0.1	6,886	0.1
Other income, net	4,904	0.2	5,372	0.3	12,727	0.2	8,346	0.1
Income tax provision	(92,012)	(3.9)	(62,975)	(3.1)	(232,008)	(3.5)	(185,915)	(3.1)
Net income	308,046	13.2	229,191	11.1	812,574	12.2	636,197	10.6
Net loss (income) attributable to noncontrolling interests	—	—	(165)	(0.0)	1,003	0.0	(150)	(0.0)
Net income attributable to Waste Connections	$308,046	13.2%	$229,026	11.1%	$813,577	12.2%	$636,047	10.6%

Revenues.  Total revenues increased $273.7 million, or 13.3%, to $2.338 billion for the three months ended September 30, 2024, from $2.065 billion for the three months ended September 30, 2023.  Total revenues increased $673.0 million, or 11.2%, to $6.659 billion for the nine months ended September 30, 2024, from $5.986 billion for the nine months ended September 30, 2023.

Acquisitions closed during, or subsequent to, the three and nine months ended September 30, 2023, increased revenues by $162.7 million and $366.7 million, respectively, for the three and nine months ended September 30, 2024.

Operations that were divested during, or subsequent to, the three and nine months ended September 30, 2023, decreased revenues by $1.7 million and $7.0 million, respectively, for the three and nine months ended September 30, 2024.

During the three months ended September 30, 2024, the net increase in prices charged to our customers at our existing operations was $127.7 million, consisting of $132.9 million of core price increases and decreases in surcharges of $5.2 million.  During the nine months ended September 30, 2024, the net increase in prices charged to our customers at our existing operations was $387.4 million, consisting of $409.2 million of core price increases and decreases in surcharges of $21.8 million.

During the three months ended September 30, 2024, we recognized volume losses totaling $37.7 million, resulting from lower residential collection volumes due primarily to the purposeful shedding of certain low-margin municipal contracts in our Canada and Southern segments, lower commercial revenues and a decrease in roll off volumes, partially offset by higher post collection volumes.  During the nine months ended September 30, 2024, we recognized volume losses totaling $161.5 million, resulting from lower residential collection volumes due primarily to the purposeful shedding of certain low-margin municipal contracts in our Eastern, Canada and Southern segments, lower commercial revenues and a decrease in roll off volumes.

E&P waste revenues at facilities owned during the three and nine months ended September 30, 2024 and 2023 increased $5.5 million and $23.1 million, respectively, due to increases in overall demand for our E&P waste services as a result of increases in drilling and production activity levels in certain basins.

Revenues from sales of recyclable commodities at facilities owned during the three and nine months ended September 30, 2024 and 2023 increased $19.2 million and $49.8 million, respectively. The increases are primarily attributable to higher average commodity pricing for old corrugated cardboard and other paper products as compared to the prior periods.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $4.3 million and $8.5 million for the three and nine months ended September 30, 2024, respectively. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7333 and 0.7455 for the three months ended September 30, 2024 and 2023, respectively.  The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7348 and 0.7435 for the nine months ended September 30, 2024 and 2023, respectively.

Other revenues increased $2.3 million during the three months ended September 30, 2024, due primarily to a $4.7 million increase in landfill gas revenues on higher values for renewable energy credits and higher landfill gas volumes and a $0.1 million increase in other non-core revenue sources, partially offset by a $2.5 million decrease in intermodal revenues.  Other revenues increased $23.0 million during the nine months ended September 30, 2024, due primarily to a $26.2 million increase in landfill gas revenues on higher values for renewable energy credits and higher landfill gas volumes and a $1.5 million increase in other non-core revenue sources, partially offset by a $4.7 million decrease in intermodal revenues.

Cost of Operations.  Total cost of operations increased $139.5 million, or 11.6%, to $1.344 billion for the three months ended September 30, 2024, from $1.205 billion for the three months ended September 30, 2023. The increase was primarily the result of $76.1 million of additional operating costs from acquisitions closed during, or subsequent to, the three months ended September 30, 2023 and an increase in operating costs at our existing operations of $66.4 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $2.1 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $0.9 million from operations divested during, or subsequent to, the three months ended September 30, 2023.

The increase in operating costs of $66.4 million, assuming foreign currency parity, at our existing operations for the three months ended September 30, 2024, consisted of higher labor and recurring incentive compensation expenses of $23.7 million, an increase in truck, container, equipment and facility maintenance and repair expenses of $13.0 million, an increase in third-party trucking and transportation expenses of $9.7 million, an increase in disposal costs of $7.2 million, an increase in benefits costs of $6.0 million, an increase in risk management expenses of $4.7 million due to higher claim and premium costs, an increase in other landfill operating costs of $4.4 million, an increase in taxes on revenues of $3.8 million as a result of increased revenues and a net increase of other expenses of $3.0 million, partially offset by a decrease in fuel costs of $5.3 million primarily as a result of lower diesel and natural gas prices and a decrease in subcontract expense of $3.8 million.

Total cost of operations increased $318.0 million, or 9.0%, to $3.867 billion for the nine months ended September 30, 2024, from $3.549 billion for the nine months ended September 30, 2023. The increase was primarily the result of $174.6 million of additional operating costs from acquisitions closed during, or subsequent to, the nine months ended September 30, 2023, and an increase in operating costs at our existing operations of $150.5 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $4.4 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $2.7 million from operations divested during, or subsequent to, the nine months ended September 30, 2023.

The increase in operating costs of $150.5 million, assuming foreign currency parity, at our existing operations for the nine months ended September 30, 2024, consisted of higher labor and recurring incentive compensation expenses of $57.5 million, an increase in risk management expenses of $25.5 million due to higher claim and premium costs, an increase in truck, container, equipment and facility maintenance and repair expenses of $19.8 million, an increase in disposal costs of $17.9 million, an increase in benefits costs of $12.9 million, an increase in trucking costs of $11.5 million, an increase in taxes on revenues of $9.0 million as a result of increased revenues, an increase in leachate costs of $8.2 million, an increase in facility and equipment rental and other recurring facility costs $7.3 million, an increase in post-closure liability interest accretion expense of $7.1 million and a net increase of other expenses of $4.6 million, partially offset by a decrease in subcontract expense of $12.6 million, a decrease in fuel expense of $11.4 million due to lower diesel and natural gas prices and a decrease in fees paid for the processing of recyclable materials of $6.8 million primarily as a result of higher commodity values.

Cost of operations as a percentage of revenues decreased 0.9 percentage points to 57.5% for the three months ended September 30, 2024, from 58.4% for the three months ended September 30, 2023. The decrease as a percentage of revenues was primarily driven by the impact of price-led revenue growth, contributions from an increase in higher landfill gas sales, a 0.5 percentage point decrease in fuel costs due to lower diesel and natural gas prices, a 0.5 percentage point decrease due to the impact of acquisitions having lower operating costs as a percentage of revenue as compared to existing operations, a 0.2 percentage point decrease due to lower subcontract costs and a 0.1 percentage point decrease from all other net changes, partially offset by a 0.2 percentage point increase in risk management costs and a 0.2 percentage point increase in benefits expense.

Cost of operations as a percentage of revenues decreased 1.2 percentage points to 58.1% for the nine months ended September 30, 2024, from 59.3% for the nine months ended September 30, 2023. The decrease as a percentage of revenues was primarily driven by the impact of price-led revenue growth, contributions from an increase in higher landfill gas sales, a 0.4 percentage point decrease in fuel costs due to lower diesel and natural gas prices, a 0.3 percentage point decrease due to the impact of acquisitions having lower operating costs as a percentage of revenue as compared to existing operations, a 0.2 percentage point decrease due to lower labor costs, a 0.2 percentage point decrease in disposal costs, a 0.2 percentage point decrease in subcontract costs, a 0.1 percentage point decrease in truck, container, equipment and facility maintenance and repair expenses and a 0.1 percentage point decrease due to lower costs associated with the processing of recyclable material driven by higher recyclable commodity values, partially offset by a 0.3 percentage point increase in risk management expenses.

SG&A.  SG&A expenses increased $26.2 million, or 13.4%, to $222.5 million for the three months ended September 30, 2024, from $196.3 million for the three months ended September 30, 2023. The increase was comprised of an increase of $16.1 million, assuming foreign currency parity, at our existing operations and an increase of $10.5 million from acquisitions closed during, or subsequent to, the three months ended September 30, 2023, partially offset by a decrease of $0.4 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in SG&A expenses at our existing operations of $16.1 million, assuming foreign currency parity, for the three months ended September 30, 2024 was comprised of an increase in professional fees of $5.4 million, an increase in direct acquisition expenses of $4.9 million due to an increase in acquisition activity in the current period, an increase in administrative payroll expenses of $3.8 million, an increase in deferred compensation costs of $3.0 million, a collective increase in travel, meetings and training expenses of $1.4 million, an increase in benefits costs of $1.3 million and $2.5 million of other net expense increases, partially offset by a decrease in incentive compensation expense of $3.2 million and a decrease in bad debt costs of $3.0 million.

SG&A expenses increased $65.7 million, or 10.8%, to $672.1 million for the nine months ended September 30, 2024, from $606.4 million for the nine months ended September 30, 2023. The increase was comprised of an increase of $42.5 million, assuming foreign currency parity, at our existing operations and $24.0 million from acquisitions closed during, or subsequent to, the nine months ended September 30, 2023, partially offset by a decrease of $0.8 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in SG&A expenses at our existing operations of $42.5 million, assuming foreign currency parity, for the nine months ended September 30, 2024 was comprised of an increase in direct acquisition expenses of $18.0 million due to an increase in acquisition activity in the current period, an increase in administrative payroll expenses of $9.9 million, an increase in professional fees of $7.4 million, a collective increase in travel, meetings and training expenses of $6.9 million, an increase in incentive compensation expense of $3.4 million, an increase in benefits costs of $2.6 million, an increase in deferred compensation expense of $2.2 million, an increase in software license fees of $1.9 million and $5.3 million of other net expense increases, partially offset by a decrease in executive separation costs of $15.1 million.

SG&A expenses as a percentage of revenues remained flat at 9.5% for the three months ended September 30, 2024 and the three months ended September 30, 2023. SG&A expenses as a percentage of revenues was impacted by a 0.3 percentage point decrease in incentive compensation costs and a 0.2 percentage point decrease due to the impact of acquisitions having lower SG&A costs as a percentage of revenue as compared to existing operations, partially offset by a 0.2 percentage point increase in direct acquisition expenses due to an increase in acquisition activity, a 0.2 percentage point increase in professional fees and a 0.1 percentage point increase from all other changes, net.

SG&A expenses as a percentage of revenues remained flat at 10.1% for the nine months ended September 30, 2024 and the nine months ended September 30, 2023. SG&A expenses as a percentage of revenues was impacted by a 0.2 percentage point decrease in executive separation costs and a 0.2 percentage point decrease due to the impact of acquisitions having lower SG&A costs as a percentage of revenue as compared to existing operations, partially offset by a 0.3 percentage point increase in direct acquisition expenses due to an increase in acquisition activity and a 0.1 percentage point increase in professional fees.

Depreciation.  Depreciation expense increased $33.5 million, or 15.6%, to $248.5 million for the three months ended September 30, 2024, from $215.0 million for the three months ended September 30, 2023. The increase was comprised of an increase in depreciation and depletion expense of $21.2 million from acquisitions closed during, or subsequent to, the three months ended September 30, 2023, an increase in depreciation expense of $10.7 million from the impact of additions to our fleet and equipment purchased to support our existing operations and an increase of $2.1 million in depletion expense, partially offset by a decrease of $0.5 million resulting from a lower average foreign currency exchange rate in effect during the current period.

Depreciation expense increased $80.0 million, or 12.7%, to $712.4 million for the nine months ended September 30, 2024, from $632.4 million for the nine months ended September 30, 2023. The increase was comprised of an increase in depreciation and depletion expense of $54.2 million from acquisitions closed during, or subsequent to, the nine months ended September 30, 2023, an increase in depreciation expense of $25.0 million from the impact of additions to our fleet and equipment purchased to support our existing operations and an increase of $1.9 million in depletion expense, partially offset by a decrease of $0.9 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $0.2 million from divestitures sold during, or subsequent to, the nine months ended September 30, 2023.

Depreciation expense as a percentage of revenues increased 0.3 percentage points to 10.7% for the three months ended September 30, 2024 from 10.4% for the three months ended September 30, 2023. Depreciation expense as a percentage of revenues increased 0.1 percentage points to 10.7% for the nine months ended September 30, 2024, from 10.6% for the nine months ended September 30, 2023. For both comparative periods, expenses as a percentage of revenues increased due to acquisitions closed during, or subsequent to, the three and nine months ended September 30, 2023 having higher depreciation expense as a percentage of revenue than our company average, partially offset by the impact of price driven revenue increases in our solid waste services and decreased depletion expenses as a result of lower landfill volumes.

Amortization of Intangibles.  Amortization of intangibles expense increased $5.8 million, or 14.6%, to $45.2 million for the three months ended September 30, 2024, from $39.4 million for the three months ended September 30, 2023. The increase was the result of $9.9 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended September 30, 2023, partially offset by a decrease of $4.1 million from certain intangible assets becoming fully amortized subsequent to September 30, 2023.

Amortization of intangibles expense increased $11.8 million, or 10.1%, to $129.6 million for the nine months ended September 30, 2024, from $117.8 million for the nine months ended September 30, 2023. The increase was the result of $24.4 million from intangible assets acquired in acquisitions closed during, or subsequent to, the nine months ended September 30, 2023, partially offset by a decrease of $12.4 million from certain intangible assets becoming fully amortized subsequent to September 30, 2023 and a decrease of $0.2 million due to a lower average foreign currency exchange rate in effect during the current period.

Amortization of intangibles expense as a percentage of revenues remained flat at 1.9% for the three months ended September 30, 2024 and the three months ended September 30, 2023. Amortization of intangibles expense as a percentage of revenues remained flat at 2.0% for the nine months ended September 30, 2024 and the nine months ended September 30, 2023.

Impairments and Other Operating Items.  Impairments and other operating items decreased $53.6 million, to net losses totaling $2.9 million for the three months ended September 30, 2024, from net losses totaling $56.5 million for the three months ended September 30, 2023.

The net losses of $2.9 million recorded during the three months ended September 30, 2024 consisted of $2.1 million of net losses on the disposal of property and equipment and $0.8 million of other net losses.

The net losses of $56.5 million recorded during the three months ended September 30, 2023 resulted from $31.3 million of charges to adjust the carrying value of contingent consideration liabilities associated with acquisitions closed in prior periods, $25.0 million of charges to adjust the carrying value of certain assets impaired as a result of an adjustment to fair market value and $3.0 million of charges related to the settlement of legal matters, partially offset by $2.8 million of other net gains.

Impairments and other operating items decreased $57.8 million, to net losses totaling $11.4 million for the nine months ended September 30, 2024, from net losses totaling $69.2 million for the nine months ended September 30, 2023.

The net losses of $11.4 million recorded during the nine months ended September 30, 2024 consisted of $8.1 million of net losses on the disposal of property and equipment, $3.1 million due to increases associated with uninsured damages to an operating facility and $1.6 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date, partially offset by $1.4 million of other net gains.

The net losses of $69.2 million recorded during the nine months ended September 30, 2023 consisted of $31.3 million of charges to adjust the carrying value of contingent consideration liabilities associated with acquisitions closed in prior periods, $25.0 million of charges to adjust the carrying value of certain assets impaired as a result of an adjustment to fair market value, $6.8 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date, $5.8 million of losses on disposal of property and equipment and $0.3 million of other net adjustments.

Operating Income.  Operating income increased $122.4 million, or 34.7%, to $475.4 million for the three months ended September 30, 2024, from $353.0 million for the three months ended September 30, 2023.

The increase in our operating income for the three months ended September 30, 2024 was due primarily to price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the three months ended September 30, 2023, an increase in earnings at our E&P waste operations, operating income contributions from increased renewable energy credits associated with the generation of landfill gas, a decrease in impairments and other operating item costs and contributions from higher recyclable commodity pricing, partially offset by an increase in direct acquisition expenses associated with increased acquisition activity as compared to the prior year period.

Operating income increased $255.1 million, or 25.2%, to $1.267 billion for the nine months ended September 30, 2024, from $1.012 billion for the nine months ended September 30, 2023.

The increase in our operating income for the nine months ended September 30, 2024 was due primarily to price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the nine months ended September 30, 2023, an increase in earnings at our E&P waste operations, operating income contributions from increased renewable energy credits associated with the generation of landfill gas, a decrease in impairments and other operating item costs, contributions from higher recyclable commodity pricing and lower executive separation costs, partially offset by an increase in risk management costs and an increase in direct acquisition expenses associated with increased acquisition activity as compared to the prior year period.

Operating income as a percentage of revenues increased 3.2 percentage points to 20.3% for the three months ended September 30, 2024, from 17.1% for the three months ended September 30, 2023.  The increase as a percentage of revenues was comprised of a 2.6 percentage point decrease in impairments and other operating items and a 0.9 percentage point decrease in our costs of operations, partially offset by a 0.3 percentage point increase in depreciation expense.

Operating income as a percentage of revenues increased 2.1 percentage points to 19.0% for the nine months ended September 30, 2024, from 16.9% for the nine months ended September 30, 2023.  The increase as a percentage of revenues was comprised of a 1.2 percentage point decrease in our costs of operations and a 1.0 percentage point decrease in impairments and other operating items, partially offset by a 0.1 percentage point increase in depreciation expense.

Interest Expense.  Interest expense increased $14.5 million, or 21.0%, to $83.5 million for the three months ended September 30, 2024, from $69.0 million for the three months ended September 30, 2023. The increase was primarily attributable to an increase of $9.3 million from the issuance of $750.0 million of senior unsecured notes during the three months ended March 31, 2024, an increase of $9.1 million due to an increase in the average borrowings outstanding under our Revolving Credit Agreement entered into during the three months ended March 31, 2024, an increase of $4.1 million from the issuance of CAD $500.0 million of senior unsecured notes during the three months ended June 30, 2024 and $0.3 million of other net expense increases, partially offset by a $7.4 million decrease attributable to a decrease in the average borrowings outstanding under our 2021 Revolving and Term Credit Agreement and 2022 Term Loan Agreement as a result of the early termination of these agreements during the three months ended March 31, 2024 and a decrease of $0.9 million from lower interest rates on borrowings outstanding during the comparative periods.

Interest expense increased $39.5 million, or 19.3%, to $244.4 million for the nine months ended September 30, 2024, from $204.9 million for the nine months ended September 30, 2023. The increase was primarily attributable to an increase of $24.4 million due to an increase in the average borrowings outstanding under our Revolving Credit Agreement entered into during the nine months ended September 30, 2024, an increase of $22.8 million from the issuance of $750.0 million of senior unsecured notes during the nine months ended September 30, 2024, an increase of $4.9 million from the issuance of CAD $500.0 million of senior unsecured notes during the nine months ended September 30, 2024, an increase of $2.8 million from higher interest rates on borrowings outstanding during the comparative periods and $3.9 million of other net expense increases, partially offset by a $19.3 million decrease attributable to a decrease in the average borrowings outstanding under our 2021 Revolving and Term Credit Agreement and 2022 Term Loan Agreement as a result of the early termination of these agreements during the nine months ended September 30, 2024.

Interest Income.  Interest income increased $0.5 million to $3.3 million for the three months ended September 30, 2024, from $2.8 million for the three months ended September 30, 2023. Interest income increased $2.5 million to $9.4 million for the nine months ended September 30, 2024, from $6.9 million for the nine months ended September 30, 2023. The increases were primarily attributable to higher average investment rates in the current periods.

Other Income, Net.  Other income, net decreased $0.5 million, to an income total of $4.9 million for the three months ended September 30, 2024, from an income total of $5.4 million for the three months ended September 30, 2023.

Other income of $4.9 million recorded during the three months ended September 30, 2024 consisted of a $2.1 million increase in the value of investments purchased to fund our employee deferred compensation obligations and $2.8 million in other net income sources.

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

Other income, net increased $4.4 million, to an income total of $12.7 million for the nine months ended September 30, 2024, from an income total of $8.3 million for the nine months ended September 30, 2023.

Other income of $12.7 million recorded during the nine months ended September 30, 2024 consisted of $12.0 million from a gain on sale of certain investments and $3.9 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations, partially offset by $2.3 million from the write off of unamortized loan fees as a result of the early extinguishment of our 2021 Revolving and Term Credit Agreement and 2022 Term Loan Agreement and $0.9 million from a decrease in the average foreign currency exchange rate in effect during the comparable reporting period reducing the U.S. dollar consideration required to settle international liabilities.

Other income of $8.3 million recorded during the nine months ended September 30, 2023 consisted of a $4.2 million reduction to certain accrued liabilities acquired in an acquisition closed in a prior year period, $3.7 million in other net income sources and $0.6 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations, partially offset by $0.2 million from a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods reducing the U.S. dollar consideration required to settle international liabilities.

Income Tax Provision.  Income taxes increased $29.0 million, to $92.0 million for the three months ended September 30, 2024, from $63.0 million for the three months ended September 30, 2023. Our effective tax rate for the three months ended September 30, 2024 was 23.0%. Our effective tax rate for the three months ended September 30, 2023 was 21.6%.  Income taxes increased $46.1 million, to $232.0 million for the nine months ended September 30, 2024, from $185.9 million for the nine months ended September 30, 2023. Our effective tax rate for the nine months ended September 30, 2024 was 22.2%. Our effective tax rate for the nine months ended September 30, 2023 was 22.6%.

The income tax provision for the three and nine months ended September 30, 2024 included a benefit of $0.1 million and $5.5 million, respectively, from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commercial	$680,444	$630,641	$1,980,228	$1,848,723
Residential	574,305	538,364	1,687,899	1,582,289
Industrial and construction roll off	367,559	343,740	1,052,339	1,002,085
Total collection	1,622,308	1,512,745	4,720,466	4,433,097
Landfill	418,508	390,330	1,177,899	1,116,707
Transfer	358,420	313,214	1,010,528	892,757
Recycling	69,748	36,103	182,071	105,724
E&P	154,202	62,066	375,176	172,431
Intermodal and other	47,341	44,984	145,979	122,655
Intercompany	(332,039)	(294,698)	(952,811)	(857,029)
Total	$2,338,488	$2,064,744	$6,659,308	$5,986,342

For the nine months ended September 30, 2024, we managed our operations through the following six geographic solid waste operating segments: Western, Southern, Eastern, Central, Canada and MidSouth. Our six geographic solid waste operating segments comprise our reportable segments.  Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Certain corporate or regional overhead expense allocations may affect comparability of the segment information presented herein on a period-over-period basis.

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

Three Months Ended			EBITDA	Depreciation and
September 30, 2024	Revenue	EBITDA (b)	Margin	Amortization
Western	$476,237	$147,490	31.0%	$54,122
Southern	453,215	144,384	31.9%	50,250
Eastern	407,668	114,007	28.0%	59,068
Central	391,740	143,486	36.6%	43,902
Canada	342,058	153,580	44.9%	47,521
MidSouth	267,570	77,011	28.8%	36,274
Corporate(a)	—	(8,075)	—	2,506
	$2,338,488	$771,883	33.0%	$293,643

Three Months Ended			EBITDA	Depreciation and
September 30, 2023	Revenue	EBITDA (b)	Margin	Amortization
Western	$432,462	$124,433	28.8%	$50,262
Southern	413,578	133,072	32.2%	44,630
Eastern	353,109	100,779	28.5%	53,088
Central	372,862	137,823	37.0%	43,156
Canada	263,095	108,524	41.2%	31,361
MidSouth	229,638	61,923	27.0%	29,920
Corporate(a)	—	(2,729)	—	1,954
	$2,064,744	$663,825	32.2%	$254,371

Nine Months Ended			EBITDA	Depreciation and
September 30, 2024	Revenue	EBITDA (b)	Margin	Amortization
Western	$1,352,449	$394,974	29.2%	$158,606
Southern	1,311,437	411,320	31.4%	143,805
Eastern	1,153,835	312,101	27.0%	169,585
Central	1,138,708	408,217	35.8%	127,739
Canada	941,629	411,089	43.7%	133,715
MidSouth	761,250	209,251	27.5%	101,948
Corporate(a)	—	(26,686)	—	6,578
	$6,659,308	$2,120,266	31.8%	$841,976

Nine Months Ended			EBITDA	Depreciation and
September 30, 2023	Revenue	EBITDA (b)	Margin	Amortization
Western	$1,247,273	$354,682	28.4%	$148,373
Southern	1,227,532	384,660	31.3%	135,554
Eastern	1,025,662	260,569	25.4%	153,436
Central	1,082,032	384,538	35.5%	127,323
Canada	738,956	286,703	38.8%	92,117
MidSouth	664,887	182,072	27.4%	87,299
Corporate(a)	—	(22,142)	—	5,985
	$5,986,342	$1,831,082	30.6%	$750,087

____________________

(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA for our Corporate segment for the periods presented.
(b)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in our most recent Annual Report on Form 10-K.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 11 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue, EBITDA and depreciation, depletion and amortization for our reportable segments for the three and nine month periods ended September 30, 2024, compared to the three and nine month periods ended September 30, 2023, are discussed below.

Western

Revenue increased $43.7 million to $476.2 million for the three months ended September 30, 2024, from $432.5 million for the three months ended September 30, 2023. Revenue increased $105.2 million to $1.352 billion for the nine months ended September 30, 2024, from $1.247 billion for the nine months ended September 30, 2023. The increases for the three and nine months ended September 30, 2024 were due to price increases, contributions from acquisitions, higher landfill volumes and increases in residential and roll off collection volumes, partially offset by decreased transfer and intermodal revenue.

EBITDA increased $23.1 million to $147.5 million, or a 31.0% EBITDA margin for the three months ended September 30, 2024, from $124.4 million, or a 28.8% EBITDA margin for the three months ended September 30, 2023. EBITDA increased $40.3 million to $395.0 million, or a 29.2% EBITDA margin for the nine months ended September 30, 2024, from $354.7 million, or a 28.4% EBITDA margin for the nine months ended September 30, 2023. The increases for the three and nine months ended September 30, 2024 were due to a decrease in recycle processing fees, lower fuel costs due to lower diesel and natural gas prices, a decrease in landfill maintenance and leachate costs and lower legal expenses, partially offset by an increase in post-closure liability interest accretion expense and increased risk management costs. In addition, for the three months ended September 30, 2024, EBITDA margin increased due to the impact of acquisitions having higher EBITDA margins than our segment average.

Depreciation, depletion and amortization expense increased $3.8 million, to $54.1 million for the three months ended September 30, 2024, from $50.3 million for the three months ended September 30, 2023. Depreciation, depletion and amortization expense increased $10.2 million, to $158.6 million for the nine months ended September 30, 2024, from $148.4 million for the nine months ended September 30, 2023. The increases for the three and nine months ended September 30, 2024 were due to additions to our fleet and equipment, assets acquired in acquisitions and increased depletion associated with higher landfill volumes.

Southern

Revenue increased $39.6 million to $453.2 million for the three months ended September 30, 2024, from $413.6 million for the three months ended September 30, 2023. Revenue increased $83.9 million to $1.311 billion for the nine months ended September 30, 2024, from $1.228 billion for the nine months ended September 30, 2023. The increases for the three and nine months ended September 30, 2024 were due to solid waste price increases, contributions from acquisitions, increased E&P waste revenues attributable to increases in the demand for our E&P waste services and an increase in recyclable commodity prices as compared to the prior year periods, partially offset by lower residential collection volumes due to the purposeful non-renewal of collection contracts, lower commercial collection volume and a decrease in post-collection volume.

EBITDA increased $11.3 million to $144.4 million, or a 31.9% EBITDA margin for the three months ended September 30, 2024, from $133.1 million, or a 32.2% EBITDA margin for the three months ended September 30, 2023. The decrease in our EBITDA margin for the three months ended September 30, 2024 was due to increases in leachate costs, higher risk management expenses, increased allocated overhead and higher benefits costs, partially offset by the benefits of price led revenue growth, the impact of acquisitions having higher EBITDA margins than our segment average, decreases in fuel costs, lower bad debt expense as compared to the prior year period, a decrease in legal costs and the purposeful non-renewal of certain residential contracts having lower EBITDA margin than our segment average.

EBITDA increased $26.6 million to $411.3 million, or a 31.4% EBITDA margin for the nine months ended September 30, 2024, from $384.7 million, or a 31.3% EBITDA margin for the nine months ended September 30, 2023. The increase in our EBITDA margin for the nine months ended September 30, 2024 was due to price-led increases in solid waste revenue, increased earnings at our E&P waste operations, the purposeful non-renewal of certain residential contracts, decreases in fuel costs, lower disposal costs, the impact of acquisitions having higher EBITDA margins than our segment average and lower legal expenses, partially offset by an increase in leachate expenses, higher risk management costs, higher trucking costs, an increase in benefits expense and an increase in allocated overhead expense.

Depreciation, depletion and amortization expense increased $5.6 million, to $50.2 million for the three months ended September 30, 2024, from $44.6 million for the three months ended September 30, 2023. Depreciation, depletion and amortization expense increased $8.2 million, to $143.8 million for the nine months ended September 30, 2024, from $135.6 million for the nine months ended September 30, 2023. The increases for the three and nine months ended September 30, 2024 were due to higher depletion associated with increases in landfill volumes, assets acquired in acquisitions and additions to our fleet and equipment.

Eastern

Revenue increased $54.6 million to $407.7 million for the three months ended September 30, 2024, from $353.1 million for the three months ended September 30, 2023. Revenue increased $128.2 million to $1.154 billion for the nine months ended September 30, 2024, from $1.026 billion for the nine months ended September 30, 2023. The increases for the three and nine months ended September 30, 2024 were due to contributions from acquisitions, price increases, an increase in recyclable commodity prices as compared to the prior year period and higher landfill volumes, partially offset by decreased residential and commercial service revenues and lower roll off volumes.

EBITDA increased $13.2 million to $114.0 million, or a 28.0% EBITDA margin for the three months ended September 30, 2024, from $100.8 million, or a 28.5% EBITDA margin for the three months ended September 30, 2023. The decrease in our EBITDA margin for the three months ended September 30, 2024 was due primarily to the impact of acquisitions having lower EBITDA margins than our segment average, an increase in truck, container, equipment and facility maintenance and repair expenses, higher professional fees and an increase in benefits expense, partially offset by price-led increases in revenue, a decrease in trucking and disposal expenses as a result of purposefully lost volumes and increased internalization in certain markets, lower labor costs and a decrease in fuel costs.

EBITDA increased $51.5 million to $312.1 million, or a 27.0% EBITDA margin for the nine months ended September 30, 2024, from $260.6 million, or a 25.4% EBITDA margin for the nine months ended September 30, 2023. The increase in our EBITDA margin for the nine months ended September 30, 2024 was due primarily to price-led increases in revenue, lower labor and benefits costs, a decrease in trucking and disposal expenses as a result of purposeful volume shedding and increased internalization in certain markets, a decrease in landfill maintenance costs and lower subcontracting expenses, partially offset by the impact of acquisitions having lower EBITDA margins than our segment average and an increase in risk management expenses.

Depreciation, depletion and amortization expense increased $6.0 million, to $59.1 million for the three months ended September 30, 2024, from $53.1 million for the three months ended September 30, 2023. Depreciation, depletion and amortization expense increased $16.2 million, to $169.6 million for the nine months ended September 30, 2024, from $153.4 million for the nine months ended September 30, 2023. The increases for the three and nine months ended September 30, 2024 were due to assets acquired in acquisitions and additions to our fleet and equipment, partially offset by a reduction in amortization expense associated with the loss of certain residential service contracts.

Central

Revenue increased $18.8 million to $391.7 million for the three months ended September 30, 2024, from $372.9 million for the three months ended September 30, 2023. Revenue increased $56.7 million to $1.139 billion for the nine months ended September 30, 2024, from $1.082 billion for the nine months ended September 30, 2023. The increases for the three and nine months ended September 30, 2024 were due to price increases and an increase in recyclable commodity prices as compared to the prior year period, partially offset by lower post collection volumes and a decrease in residential and commercial collection.

EBITDA increased $5.7 million to $143.5 million, or a 36.6% EBITDA margin for the three months ended September 30, 2024, from $137.8 million, or a 37.0% EBITDA margin for the three months ended September 30, 2023. The decrease in our EBITDA margin for the three months ended September 30, 2024 was due to an increase in benefits expense, an increase in disposal costs and higher trucking expense, partially offset by the benefits of price-led increases in revenue, lower fuel costs and a decrease in bad debt expense as compared to the prior year period.

EBITDA increased $23.7 million to $408.2 million, or a 35.8% EBITDA margin for the nine months ended September 30, 2024, from $384.5 million, or a 35.5% EBITDA margin for the nine months ended September 30, 2023. The increase in our EBITDA margin for the nine months ended September 30, 2024 was due to the benefits from price-led increases in revenue, decreases in fuel costs, lower recycle processing costs due to an increase in recyclable commodity pricing and a decrease in bad debt expenses, partially offset by higher trucking costs, an increase in allocated corporate overhead and increased disposal costs.

Depreciation, depletion and amortization expense increased $0.7 million, to $43.9 million for the three months ended September 30, 2024, from $43.2 million for the three months ended September 30, 2023. Depreciation, depletion and amortization expense increased $0.4 million, to $127.7 million for the nine months ended September 30, 2024, from $127.3 million for the nine months ended September 30, 2023. The increases for the three and nine months ended September 30, 2024 were due to additions to our fleet and equipment as compared to the prior year periods, partially offset by a decrease in depletion as a result of lower landfill volumes and a reduction in amortization expense associated with certain intangible assets becoming fully amortized subsequent to September 30, 2023.

Canada

Revenue increased $79.0 million to $342.1 million for the three months ended September 30, 2024, from $263.1 million for the three months ended September 30, 2023. Revenue increased $202.6 million to $941.6 million for the nine months ended September 30, 2024, from $739.0 million for the nine months ended September 30, 2023. The increases for the three and nine months ended September 30, 2024 were due to contributions from acquisitions, price increases, an increase in landfill gas revenues and higher prices for recyclable commodities as compared to the prior year periods, partially offset by a decrease in commercial and residential collection volumes.

EBITDA increased $45.1 million to $153.6 million, or a 44.9% EBITDA margin for the three months ended September 30, 2024, from $108.5 million, or a 41.2% EBITDA margin for the three months ended September 30, 2023. EBITDA increased $124.4 million to $411.1 million, or a 43.7% EBITDA margin for the nine months ended

September 30, 2024, from $286.7 million, or a 38.8% EBITDA margin for the nine months ended September 30, 2023. The increases for the three and nine months ended September 30, 2024 were due to the impact of acquisitions having higher EBITDA margins than our segment average, price-led increases in revenue, an increase in earnings associated with landfill gas revenues from higher values for renewable energy credits and higher landfill gas volumes, decreases in diesel and natural gas costs due to a decline in average fuel prices and lower bad debt expense, partially offset by an increase in allocated corporate overhead expense as compared to the prior year periods.

Depreciation, depletion and amortization expense increased $16.1 million, to $47.5 million for the three months ended September 30, 2024 from $31.4 million for the three months ended September 30, 2023. Depreciation, depletion and amortization expense increased $41.6 million, to $133.7 million for the nine months ended September 30, 2024, from $92.1 million for the nine months ended September 30, 2023. The increases for the three and nine months ended September 30, 2024 were from assets acquired in acquisitions.

MidSouth

Revenue increased $38.0 million to $267.6 million for the three months ended September 30, 2024, from $229.6 million for the three months ended September 30, 2023. Revenue increased $96.3 million to $761.2 million for the nine months ended September 30, 2024, from $664.9 million for the nine months ended September 30, 2023. The increases for the three and nine months ended September 30, 2024 were due to contributions from acquisitions and price increases, partially offset by a decrease in roll off and landfill volumes.

EBITDA increased $15.1 million to $77.0 million, or a 28.8% EBITDA margin for the three months ended September 30, 2024, from $61.9 million, or a 27.0% EBITDA margin for the three months ended September 30, 2023. EBITDA increased $27.2 million to $209.3 million, or a 27.5% EBITDA margin for the nine months ended September 30, 2024, from $182.1 million, or a 27.4% EBITDA margin for the nine months ended September 30, 2023. The increases for the three and nine months ended September 30, 2024 were due primarily to the impact of acquisitions having higher EBITDA margins than our segment average, price-led revenue growth, an increase in recyclable commodity values and lower recycle processing costs, lower disposal and trucking costs due to increased internalization in certain markets, a decrease in truck, container, equipment and facility maintenance and repair expenses and lower fuel costs, partially offset by an increase in allocated corporate overhead and benefits expense, higher labor costs and an increase in risk management costs.

Depreciation, depletion and amortization expense increased $6.4 million, to $36.3 million for the three months ended September 30, 2024, from $29.9 million for the three months ended September 30, 2023. Depreciation, depletion and amortization expense increased $14.6 million, to $101.9 million for the nine months ended September 30, 2024, from $87.3 million for the nine months ended September 30, 2023. The increases for the three and nine months ended September 30, 2024 were due to assets acquired in acquisitions and additions to our fleet and equipment.

Corporate

EBITDA decreased $5.4 million, to a loss of $8.1 million for the three months ended September 30, 2024, from a loss of $2.7 million for the three months ended September 30, 2023. The decrease in our EBITDA for the three months ended September 30, 2024 was due to an increase in professional fees, an increase in direct acquisition expenses associated with an increase in acquisition activity, an increase in deferred compensation costs and increased administrative payroll costs, partially offset by increased allocation of costs to our operating segments and decreased incentive compensation costs.

EBITDA decreased $4.6 million, to a loss of $26.7 million for the nine months ended September 30, 2024, from a loss of $22.1 million for the nine months ended September 30, 2023. The decrease in our EBITDA for the nine months ended September 30, 2024 was due to an increase in direct acquisition expenses associated with an increase in acquisition activity, higher professional fees, increased incentive compensation costs, increased administrative payroll costs and an increase in deferred compensation costs, partially offset by increased allocation of costs to our operating segments and a decrease in executive separation costs incurred in the prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth cash flow information for the nine months ended September 30, 2024 and 2023 (in thousands of U.S. dollars):

	Nine Months Ended
	September 30,
	2024	2023
Net cash provided by operating activities	$1,659,998	$1,570,876
Net cash used in investing activities	(2,645,810)	(1,185,613)
Net cash provided by (used in) financing activities	1,040,357	(366,536)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(75)	(1,060)
Net increase in cash, cash equivalents and restricted cash	54,470	17,667
Cash, cash equivalents and restricted cash at beginning of period	184,038	181,364
Cash, cash equivalents and restricted cash at end of period	$238,508	$199,031

Operating Activities Cash Flows

Net cash provided by operating activities increased $89.1 million to $1.660 billion for the nine months ended September 30, 2024, from net cash provided by operating activities of $1.571 billion for the nine months ended September 30, 2023.  The significant components of the increase included the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $171.4 million from an increase in net income, excluding depreciation, amortization of intangibles, share-based compensation, adjustments to closure and post-closure liabilities, adjustments to and payments of contingent consideration and loss on disposal of assets and impairments, due primarily to price increases, earnings from acquisitions closed during, or subsequent to, the nine months ended September 30, 2023, contributions from higher recyclable commodity pricing, an increase in renewable energy credits associated with the generation of landfill gas and an increase in earnings at our E&P waste operations.
2)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was favorably impacted by $58.0 million from accounts payable and accrued liabilities as changes in accounts payable and accrued liabilities resulted in an increase to operating cash flows of $85.7 million for the nine months ended September 30, 2024, compared to an increase to operating cash flows of $27.7 million for the nine months ended September 30, 2023. The increase for the nine months ended September 30, 2024 was due primarily to an increase in accrued insurance costs, an increase in outstanding obligations to vendors as of the nine months ended September 30, 2024 and an increase in accrued interest due to the timing of interest payments. The increase for the nine months ended September 30, 2023 was due primarily to an increase in accrued insurance costs, an increase in accrued interest due to the timing of interest payments and increased property taxes attributable to payment timing, partially offset by lower outstanding obligations to vendors.
3)	Deferred income taxes — Our increase in net cash provided by operating activities was favorably impacted by $52.2 million from deferred income taxes as changes in deferred income taxes resulted in an increase to operating cash flows of $81.3 million for the nine months ended September 30, 2024, compared to an increase to operating cash flows of $29.1 million for the nine months ended September 30, 2023. The increase for the nine months ended September 30, 2024 was attributable to capital expenditures providing tax benefits resulting from accelerated depreciation and tax benefits resulting from payments for closure and post-closure activities in the period. The increase in deferred taxes for the nine months ended September 30, 2023 was primarily due to accelerated tax depreciation from capital expenditures.
4)	Closure and post-closure expenditures — Our increase in net cash provided by operating activities was unfavorably impacted by $130.3 million from an increase in payments for closure and post-closure activities as changes in expenditures for these items resulted in a decrease to operating cash flows of $145.2 million for the nine months ended September 30, 2024, compared to a decrease in operating cash flows of $14.9 million for the nine months ended September 30, 2023.
5)	Prepaid expenses — Our increase in net cash provided by operating activities was unfavorably impacted by $59.8 million from prepaid expenses as changes in prepaid expenses resulted in a decrease to operating cash flows of

$34.9 million for the nine months ended September 30, 2024, compared to an increase to operating cash flows of $24.9 million for the nine months ended September 30, 2023. The decrease for the nine months ended September 30, 2024 was due primarily to an increase in prepaids related to higher insurance payments. The increase for the nine months ended September 30, 2023 was due primarily to decreased prepaid income tax payments.
6)	Accounts receivable — Our increase in net cash provided by operating activities was unfavorably impacted by $25.9 million from accounts receivable as changes in accounts receivable resulted in a decrease to operating cash flows of $57.8 million for the nine months ended September 30, 2024, compared to a decrease to operating cash flows of $31.9 million for the nine months ended September 30, 2023. The decrease for the nine months ended September 30, 2024 was due to increases in revenue, which remained as outstanding receivables at September 30, 2024, partially offset by one additional collection day in the period. The decrease for the nine months ended September 30, 2023 was due to increases in revenue, which remained as outstanding receivables at the end of the period.

At September 30, 2024, we had a working capital deficit of $398.9 million, including cash and equivalents of $115.3 million.  Our working capital deficit decreased $147.2 million from a working capital deficit of $546.1 million at December 31, 2023 including cash and equivalents of $78.4 million, due primarily to an increase in accounts receivables as a result of increases in revenue, an increase in cash and cash equivalents, a decrease in outstanding liabilities for contingent consideration and an increase in prepaid expenditures, partially offset by increases in accounts payable and accrued liabilities driven by an increase in accrued insurance costs and an increase in outstanding obligations to vendors and an increase in deferred revenue. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Revolving Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $1.460 billion to $2.646 billion for the nine months ended September 30, 2024, from $1.186 billion for the nine months ended September 30, 2023. The significant components of the increase included the following:

1)	An increase in cash paid for acquisitions of $1.437 billion; and
2)	An increase in capital expenditures at operations acquired during the comparative periods of $35.4 million due to expenditures for landfill site costs, trucks and equipment; and
3)	An increase in capital expenditures at operations owned in the comparable periods of $8.3 million due to increased truck purchases and facility expenditures, partially offset by decreases in landfill site costs and container purchases; less
4)	An increase in cash received of $37.0 million from proceeds from the sale of investment in noncontrolling interests in the period.

Financing Activities Cash Flows

Net cash provided by financing activities increased $1.407 billion to $1.040 billion for the nine months ended September 30, 2024, from net cash used in financing activities of $366.5 million for the nine months ended September 30, 2023. The significant components of the increase included the following:

1)	An increase from the net change in long-term borrowings of $1.474 billion in which long-term borrowings increased $1.335 billion during the nine months ended September 30, 2024 and decreased $138.8 million during the nine months ended September 30, 2023; less
2)	A decrease from higher cash dividends paid of $24.4 million due primarily to an increase in our quarterly dividend rate for the nine months ended September 30, 2024 to $0.285 per share, from $0.255 per share for the nine months ended September 30, 2023; and

3)	A decrease from higher payments of contingent consideration of $22.4 million not included in earnings that occurred during the nine months ended September 30, 2024; and
4)	A decrease from higher payments related to the issuance of debt of $13.4 million that occurred during the nine months ended September 30, 2024.

On July 23, 2024, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 12,901,981 of our common shares during the period of August 12, 2024 to August 11, 2025 or until such earlier time as the NCIB is completed or terminated at our option. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Executive Vice President and Chief Financial Officer at (832) 442-2200.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of our common shares, any share buyback taxes applicable and overall market conditions. All common shares purchased under the NCIB will be immediately cancelled following their repurchase.  Information regarding our NCIB plan can be found under the section “Normal Course Issuer Bid” in Note 17 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis.  In October 2024, we announced that our Board of Directors increased our regular quarterly cash dividend by $0.03, from $0.285 to $0.315 per share.  Cash dividends of $221.3 million and $196.8 million were paid during the nine months ended September 30, 2024 and 2023, respectively. We cannot assure as to the amounts or timing of future dividends.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures, including for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future. We made $659.3 million in capital expenditures for property and equipment during the nine months ended September 30, 2024, and we expect to make total capital expenditures for property and equipment of approximately $1.150 billion in 2024.  We have funded and intend to fund the balance of our planned 2024 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Revolving Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and solid waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Revolving Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Revolving Credit Agreement or raise other capital. Our access to funds under the Revolving Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

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

At September 30, 2024, $2.234 billion under the revolving credit facility was outstanding under the Revolving Credit Agreement, exclusive of outstanding standby letters of credit of $57.7 million. We also had $114.4 million of letters of credit issued and outstanding at September 30, 2024 under a facility other than the Revolving Credit Agreement.  Our Revolving Credit Agreement matures on February 27, 2029.

We are a well-known seasoned issuer planning to file a shelf registration statement on Form S-3 and register an unspecified amount of debt securities, including debentures, notes or other types of debt.   In the future, we may issue debt securities under such shelf registration statement or in private placements from time to time on an opportunistic basis, based on market conditions and available pricing. Unless otherwise indicated in the relevant offering documents, we expect to use the proceeds from any such offerings for general corporate purposes, including repaying, redeeming or repurchasing debt, acquiring additional assets or businesses, capital expenditures and increasing our working capital.

At September 30, 2024, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$8,241,115	$7,873	$13,933	$3,614,491	$4,604,818
Cash interest payments	$2,878,415	$329,218	$683,537	$608,536	$1,257,124
Contingent consideration	$98,468	$55,474	$3,795	$3,887	$35,312
Operating leases	$397,803	$13,388	$98,036	$82,884	$203,495
Final capping, closure and post-closure	$1,955,434	$34,808	$70,696	$51,896	$1,798,034

____________________

Long-term debt payments include:

1)	$2.234 billion in principal payments due February 27, 2029 related to our revolving credit facility under our Revolving Credit Agreement. We may elect to draw amounts on our Revolving Credit Agreement in U.S. dollar term SOFR rate loans, U.S. dollar base rate loans, Canadian dollar term CORRA rate loans, and Canadian dollar prime rate loans. At September 30, 2024, $1.430 billion of the outstanding borrowings drawn under the revolving credit facility were in U.S. term SOFR rate loans, which bear interest at the term SOFR rate plus the applicable margin (for a total rate ranging from 5.96% to 6.30% on such date). At September 30, 2024, $25.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. base rate loans, which bear interest at the base rate plus the applicable margin (for a total rate of 8.00% on such date). At September 30, 2024, $774.1 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based CORRA rate loans, which bear interest at the term CORRA rate plus the applicable margin (for a total rate ranging from 5.54% to 5.58% on such date). At September 30, 2024, $5.2 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based prime rate loans, which bear interest at the Canadian prime rate plus the applicable prime rate margin (for a total rate of 6.45% on such date).
2)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
3)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
4)	$370.4 million in principal payments due 2029 related to our New 2029 Senior Notes. The New 2029 Senior Notes bear interest at a rate of 4.50%.
5)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
6)	$650.0 million in principal payments due 2032 related to our 2032 Senior Notes. The 2032 Senior Notes bear interest at a rate of 2.20%.
7)	$500.0 million in principal payments due 2032 related to our New 2032 Senior Notes. The New 2032 Senior Notes bear interest at a rate of 3.20%.
8)	$750.0 million in principal payments due 2033 related to our 2033 Senior Notes. The 2033 Senior Notes bear interest at a rate of 4.20%.
9)	$750.0 million in principal payments due 2034 related to our 2034 Senior Notes. The 2034 Senior Notes bear interest at a rate of 5.00%.
10)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.

11)	$850.0 million in principal payments due 2052 related to our 2052 Senior Notes. The 2052 Senior Notes bear interest at a rate of 2.95%.
12)	$26.2 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at September 30, 2024, and have maturity dates ranging from 2028 to 2036.
13)	$10.1 million in principal payments related to our financing leases. Our financing leases bear interest at rates between 1.89% and 5.07% at September 30, 2024, and have expiration dates ranging from 2026 to 2029.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Revolving Credit Agreement using the term SOFR rate plus the applicable term SOFR margin, the base rate plus the applicable base rate margin, the term CORRA rate plus the applicable margin and the Canadian prime rate plus the applicable prime rate margin at September 30, 2024. We assumed the Revolving Credit Agreement is paid off when it matures on February 27, 2029.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Term SOFR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $82.6 million recorded as liabilities in our Condensed Consolidated Financial Statements at September 30, 2024, and $15.9 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$191,641	$134,917	$55,482	$1,242	$—

____________________

(1)	We are party to unconditional purchase obligations. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At September 30, 2024, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 62.9 million gallons remaining to be purchased for a total of $191.6 million. The current fuel purchase contracts expire on or before September 30, 2029. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2024, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P waste operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $1.966 billion and $1.645 billion at September 30, 2024 and December 31, 2023, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2024, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the nine month periods ended September 30, 2024 and 2023, at all of our landfills during the respective period, is shown below (tons in thousands):

	Nine Months Ended September 30,
	2024		2023
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	107	39,418	96	37,631
Operated landfills	7	538	7	512
	114	39,956	103	38,143

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a liquidity measure in the solid waste industry. We calculate adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment. We further adjust this calculation to exclude the effects of items management believes impact the ability to evaluate the liquidity of our business operations. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the nine month periods ended September 30, 2024 and 2023, are calculated as follows (amounts in thousands of U.S. dollars):

	Nine Months Ended
	September 30,
	2024	2023
Net cash provided by operating activities	$1,659,998	$1,570,876
Plus (less): Change in book overdraft	(287)	137
Plus: Proceeds from disposal of assets	5,633	8,678
Less: Capital expenditures for property and equipment	(659,302)	(615,554)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	35,035	—
Transaction-related expenses (a)	12,348	3,836
Executive separation costs (b)	1,670	1,686
Pre-existing Progressive Waste share-based grants (c)	1,170	841
Tax effect (d)	(12,556)	(1,221)
Adjusted free cash flow	$1,043,709	$969,279

____________________

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the addback of acquisition-related transaction costs.
(c)	Reflects the cash component of severance expense associated with an executive departure.
(d)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.
(e)	The aggregate tax effect of footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three and nine month periods ended September 30, 2024 and 2023, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income attributable to Waste Connections	$308,046	$229,026	$813,577	$636,047
Plus (less): Net income (loss) attributable to noncontrolling interests	—	165	(1,003)	150
Plus: Income tax provision	92,012	62,975	232,008	185,915
Plus: Interest expense	83,520	69,016	244,385	204,914
Less: Interest income	(3,331)	(2,833)	(9,391)	(6,886)
Plus: Depreciation and amortization	293,643	254,371	841,976	750,087
Plus: Closure and post-closure accretion	7,387	4,609	22,879	13,696
Plus: Impairments and other operating items	2,897	56,477	11,441	69,201
Less: Other income, net	(4,904)	(5,372)	(12,727)	(8,346)
Adjustments:
Plus: Transaction-related expenses (a)	8,067	3,108	25,169	7,014
Plus (less): Fair value changes to equity awards (b)	99	(379)	1,602	65
Plus: Executive separation costs (c)	—	—	—	15,063
Adjusted EBITDA	$787,436	$671,163	$2,169,916	$1,866,920

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.
(c)	Reflects the cash and non-cash components of severance expense associated with an executive departure.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as valuation measures in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three and nine month periods ended September 30, 2024 and 2023, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Reported net income attributable to Waste Connections	$308,046	$229,026	$813,577	$636,047
Adjustments:
Amortization of intangibles (a)	45,170	39,405	129,584	117,740
Impairments and other operating items (b)	2,897	56,477	11,441	69,201
Transaction-related expenses (c)	8,067	3,108	25,169	7,014
Fair value changes to equity awards (d)	99	(379)	1,602	65
Executive separation costs (e)	—	—	—	15,063
Tax effect (f)	(14,275)	(24,586)	(42,655)	(49,356)
Adjusted net income attributable to Waste Connections	$350,004	$303,051	$938,718	$795,774

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$1.19	$0.89	$3.15	$2.46
Adjusted net income	$1.35	$1.17	$3.63	$3.08

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	Reflects the cash and non-cash components of severance expense associated with an executive departure.
(f)	The aggregate tax effect of the adjustments in footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.

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

At September 30, 2024, our derivative instruments included four interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at September 30, 2024 and December 31, 2023, of $1.434 billion and $1.099 billion, respectively, including floating rate debt under our Revolving Credit Agreement (or, as of December 31, 2023, the 2021 Revolving and Term Credit Agreement and the 2022 Term Loan Agreement). A one percentage point increase in interest rates on our variable-rate debt at September 30, 2024 and December 31, 2023, would decrease our annual pre-tax income by approximately $14.3 million and $11.0 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At September 30, 2024, we had no fuel hedge agreements in place; however, we have entered into fixed price diesel fuel purchase contracts for the nine months ended September 30, 2024 as described below.

For the year ending December 31, 2024, we expect to purchase approximately 91.4 million gallons of diesel fuel, of which 52.1 million gallons will be purchased at market prices and 39.3 million gallons will be purchased under our fixed price diesel fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the three month period of October 1, 2024 to December 31, 2024, we expect to purchase approximately 13.0 million gallons of diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of diesel fuel over the remaining three months in 2024 would decrease our pre-tax income during this period by approximately $1.3 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the nine months ended September 30, 2024 and 2023, would have had a $17.5 million and $10.3 million impact on revenues, respectively.

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

Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded as of September 30, 2024, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WASTE CONNECTIONS, INC.

Date: October 24, 2024	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
President and Chief Executive Officer

Date: October 24, 2024	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Executive Vice President and Chief Financial Officer