Form 10-K
period 2024-12-31
Waste Connections, Inc.
filed 2025-02-13
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐      No ☑

As of June 30, 2024, the aggregate market value of shares held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the New York Stock Exchange, was $45,132,941,596.

Number of common shares outstanding as of February 3, 2025:  258,085,200

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Management Information Circular and Proxy Statement for the 2025 Annual Meeting of Shareholders (which will be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and with the securities commissions or similar regulatory authorities in Canada within 120 days after the end of our 2024 fiscal year) are incorporated by reference into Part III hereof.

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

Our Company

Waste Connections, Inc. is the third largest solid waste services company in North America, providing non-hazardous waste collection, transfer and disposal services, including by rail, along with resource recovery primarily through recycling and renewable fuels generation, in 46 states in the U.S. and six provinces in Canada. Waste Connections also provides non-hazardous oil and natural gas exploration and production, or E&P, waste treatment, recovery and disposal services in several basins across the U.S and Canada., as well as intermodal services for the movement of cargo and solid waste containers in the Pacific Northwest.

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

During the year ended December 31, 2024, we completed 24 acquisitions for consideration having a net fair value of $2.199 billion. During the year ended December 31, 2023, we completed 13 acquisitions for consideration having a net fair value of $752.8 million. During the year ended December 31, 2022, we completed 24 acquisitions for consideration having a net fair value of $2.334 billion.

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

Our Workforce

As of December 31, 2024, our employee population consisted of 23,854 active employees, including 11,191 commercial truck drivers and 1,958 mechanics. There were 20,187 employees located in the United States and 3,667 employees located in Canada.  Active employees included 43% ethnic minorities, 17% women, and 7% veterans of the armed services.

As of December 31, 2024, 3,774 employees, or approximately 16% of our workforce, were employed under collective bargaining agreements. The majority of our collective bargaining agreements are with the Teamsters Union in both the U.S. and Canada. These collective bargaining agreements are renegotiated periodically. In 2024, we did not experience any work stoppages or have any days idle as a result of labor issues.  We have 25 collective bargaining agreements covering 1,603 employees that have expired or are set to expire during 2025. We do not expect any significant disruption in our overall business in 2025 as a result of labor negotiations, employee strikes or organizational efforts by labor unions or their representatives.

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

In 2024, this behavior-based approach to safety resulted in a reduction in our incident rate by 15%, with approximately 65% of our operating locations posting zero safety-related incidents or reduced incident frequency over the prior year.  In addition, our Total Recordable Incident Rate, or TRIR, remains well below industry averages.

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

While we attribute our successful safety record to our culture and behavior-based approach, we recognize that advances in fleet design and technology can be important tools in identifying risky behaviors and providing coaching opportunities to further our efforts to achieve our long-term, aspirational target of a 25% reduction in incident rates as described in our 2024 Sustainability Report (www.wasteconnections.com/sustainability). To that end, we utilize upgraded on-board event recording technology, including Machine Vision and Artificial Intelligence, to identify and address at-risk behaviors.  In addition to the use of Freightliner EconicSD trucks, which provide enhanced safety features including an integrated collision mitigation system, improved visibility and several ergonomic benefits, we are increasingly ordering traditional waste collection vehicles with side-radar, front-collision and other notification technology.

Culture/Servant Leadership

At Waste Connections, we maintain that our purposeful culture drives differentiated results; therefore, investing in our people is a priority as we employ an approach guided by Servant Leadership. This concept inverts the traditional management hierarchy, positioning leaders to serve their employees both professionally and personally, and empowers employees by prioritizing their needs, sharing responsibility and driving personal development.  As a result, a significant amount of management time and resources are dedicated to leadership training and development.

Training and Development

Our training and development initiatives leverage both internal and external resources, offering a mix of in-person, classroom-based training sessions and virtual sessions delivered through our Learning Management System, or LMS.  In aggregate, 100% of our employees participated in either virtual training and/or in-person training during 2024.

Our training team created and introduced the Supervisor Development series in 2024.  Focusing on our emerging supervisors and future managers, the training includes both online learning modules and live virtual sessions.  The online module introduces a new monthly leadership or management topic with a subsequent live session that presents practical application techniques to reinforce learned skills from the modules. In 2024, more than 1,500 frontline leaders from all lines of business participated, completing over 8,500 individual learning sessions. The series is set to continue in 2025.

In 2024, we also expanded our Driver Training offerings with the opening of our second Commercial Driver Center in Houston, Texas.  Our Commercial Driver Centers provide access to Class B Commercial Driver’s License training and certification testing for existing and newly hired employees.  With the driver shortage in the U.S. expected to double by 2030, these centers allow Waste Connections to train existing employees as well as attract new talent into our critical professional driver ranks. Additionally in 2024, we launched our “Next Gen” program in partnership with WyoTech, a technical college offering a 9-month diesel technology training program, with scholarship opportunities for eligible dependents of current employees.  We expect to hire our first graduates in early 2025.

Our leadership development efforts focus on multi-day Servant Leadership training sessions, in which approximately 1,400 individuals from our leadership team participated in 2024.  These leadership training sessions are developed and administered by dedicated internal resources and also include participation by the senior leadership team. In addition, we provide a broad range of other training and on-the-job learning opportunities, including district management training, varying leadership webinar topics, and other safety, sales, maintenance, operations and financial training courses engaging every level of our employees throughout the Company.

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

We strive for continuous improvement in the benefits we provide, and to that end in 2024, we introduced a new leading-edge program to support our employees’ emotional wellbeing and mental health. The program dramatically reduces the time to access help and employs a holistic approach to care. Additionally, we continue to enhance our “WCN Life” benefits communication tool for our U.S.-based employees, including additional library and video content as well as engagement activities to drive participation.

In 2024, we launched a “Military Pay Differential” for both our U.S. and Canadian military reserve employees to ensure that they are financially secure during mandated deployments or training. Waste Connections will cover the difference between military and Waste Connections salaries for long-term deployments and provide paid leave for mandatory two-week training sessions as well as ensure continuation of medical benefits during their absence.  This initiative not only demonstrates our strong commitment to our employees' well-being but also fosters a supportive and inclusive work environment, reinforcing our values and dedication to our employees.

In 2024, we continued to grow the Waste Connections Scholarship Program, launched in 2020 to help our employees’ children achieve their vocational, technical and university education goals.  The scholarship program awards renewable scholarships to children of Waste Connections’ employees based on academic record, demonstrated leadership, participation in school activities, work experience, career goals and family circumstances.  Determined by an impartial third party, award recipients receive $2,500 each per academic year for up to four years.  To date, the program has over 220 recipients with financial contributions from Waste Connections that are approaching $1.1 million and a total commitment of up to $2.2 million.

Employee Engagement

Beyond compensation and benefits, we believe employee engagement includes increased investments in training and development of our leaders and frontline employees, along with new technology offerings to expand connectivity both inside and outside of the Company.

In 2023, we overhauled our employee engagement survey tool and methodology, now incorporated into Waste Connections Listens.  This expanded engagement survey, with mobile access for employee participation and feedback, is a resource to gauge our progress in driving employee recognition, belonging, skill and career growth, well-being, and leadership effectiveness, and to establish actions to address areas for improvement. Participation in the engagement survey reached 95% in December 2024, with an overall engagement score of 8.5, representing an improvement from the prior score of 8.3.  Waste Connections surpasses the transportation industry benchmark for both participation and engagement.

In 2023, our leadership teams rededicated their efforts to reduce employee turnover.  By using information gathered through our new survey tool, meeting with employees to listen to concerns and conducting ongoing stay interviews, our teams developed action plans to boost employee recognition, improve communication and revamp our candidate selection processes.  As a result of these efforts, our voluntary turnover rate has dropped by 45% since mid-2022.

Employee Recruiting and Retention

Waste Connections is an equal opportunity employer and makes all employment decisions on the basis of merit. The Company’s goal is to have the best available person in every job. We are committed to building and developing diverse teams with a variety of talents and needed skills for our business, and to empowering each employee to contribute in a workplace where they feel respected and valued.

In order to meet these commitments, we enhanced recruiting practices to ensure the broadest candidate pools, and supported the development of resource groups including our Women’s Network and Veterans’ S.E.R.V.E. Network.  Both networks have seen significant growth in 2024, with the Women’s Network reaching over 2,300 members and the Veteran’s S.E.R.V.E. network ending the year approaching 1,000 members.

In 2024, we hired over 5,750 employees through our network of internal recruiters operating on a divisional and regional basis. Our internal recruiting team endeavors to not only fill open positions, but to partner with hiring managers to continuously improve our efforts with respect to marketing, screening, interviewing, onboarding and employee retention.  In addition to recruiting locally in the communities we serve, we use job fairs, open house events, employee referral programs, social media channels, local radio and television advertising, and school to work partnerships.

Our job opportunities are posted on https://careers.wasteconnections.com, www.indeed.com, www.linkedin.com, as well as state and provincial job boards, and syndicated to expand our reach to dozens of additional recruiting websites such as https://honorher.works, https://vetjobs.org, https://www.diversityjobs.com, https://enableamerica.dejobs.org and https://diversejobseeker.com in order to reach the broadest candidate pools possible.

SUSTAINABILITY/ENVIRONMENTAL SOCIAL AND GOVERNANCE, OR ESG

Environmental, organizational and financial sustainability initiatives have been key components of our success since we were founded in 1997. We continuously monitor and evaluate new technologies and investments that can enhance our commitment to the environment, to our employees and to the communities we serve.  These investments align with our focus on value creation for all stakeholders and we remain committed to expanding these efforts as our industry and technology continue to evolve. To that end, we have committed $500 million to the advancement of long-term, aspirational ESG targets, and we have incorporated progress towards their achievement into compensation metrics.

These targets include reducing environmental impact through reductions in absolute Scope 1 and 2 emissions and emissions intensity, expanded resource recovery processing, increased landfill gas recovery and beneficial reuse, and increased on-site leachate treatment at our landfills. In addition, they focus on enhancing employee safety and engagement.

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

Landfill Disposal Services

As of December 31, 2024, we owned or operated 77 MSW landfills, 20 E&P waste landfills and caverns, which only accept E&P waste, and 16 non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste. Four of our MSW landfills also received E&P waste during 2024. We generally own landfills to achieve vertical integration in markets where the economic and regulatory environments make landfill ownership attractive. We also own landfills in certain markets where it is not necessary to provide collection services because we believe that we are able to attract volume to our landfills, given our location or other market dynamics.

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

Based on remaining permitted capacity as of December 31, 2024, and projected annual disposal volumes, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements, is estimated to be approximately 31 years. Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. We regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications. We also monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek capacity expansion using a variety of factors.

We are currently seeking to expand permitted capacity at seven of our landfills, for which we consider expansions to be probable. Although we cannot be certain that all future expansions will be permitted as designed, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements is estimated to be approximately 34 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.

The following table reflects estimated landfill capacity and airspace changes, as measured in tons, for owned and operated landfills and landfills operated, but not owned, under life-of-site agreements (in thousands):

	2024			2023
		Probable			Probable
	Permitted	Expansion	Total	Permitted	Expansion	Total
Balance, beginning of year	1,718,534	156,707	1,875,241	1,540,533	180,678	1,721,211
Acquired landfills	71,924	—	71,924	122,826	—	122,826
Permits granted	29,643	(29,643)	—	85,204	(85,204)	—
Airspace consumed	(52,128)	—	(52,128)	(49,713)	—	(49,713)
Expansions initiated	—	—	—	—	61,530	61,530
Changes in engineering estimates	(13,147)	4,993	(8,154)	19,684	(297)	19,387
Balance, end of year	1,754,826	132,057	1,886,883	1,718,534	156,707	1,875,241

The estimated remaining operating lives for the landfills we own and landfills we operate under life-of-site agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2024, and December 31, 2023, are shown in the tables below. The estimated remaining operating lives include assumptions that the operating permits are renewed.

	2024
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	6	7	25	36	10	17	101
Operated landfills under life-of-site agreements	—	—	—	1	1	3	5
	6	7	25	37	11	20	106

	2023
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	7	3	21	34	9	17	91
Operated landfills under life-of-site agreements	—	—	—	2	—	3	5
	7	3	21	36	9	20	96

The disposal tonnage that we received in 2024 and 2023 at all of our landfills is shown in the tables below (tons in thousands):

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		Twelve Months
	2024		2024		2024		2024		Ended
	Number	Total	Number	Total	Number	Total	Number	Total	December 31,
	of Sites	Tons	of Sites	Tons	of Sites	Tons	of Sites	Tons	2024
Owned operational landfills and landfills operated under life-of-site agreements	105	11,820	106	13,767	107	13,831	106	12,710	52,128
Operated landfills	7	170	7	181	7	187	7	174	712
	112	11,990	113	13,948	114	14,018	113	12,884	52,840

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		Twelve Months
	2023		2023		2023		2023		Ended
	Number	Total	Number	Total	Number	Total	Number	Total	December 31,
	of Sites	Tons	of Sites	Tons	of Sites	Tons	of Sites	Tons	2023
Owned operational landfills and landfills operated under life-of-site agreements	94	11,681	95	12,873	96	13,077	96	12,082	49,713
Operated landfills	7	160	7	173	7	179	7	182	694
	101	11,841	102	13,046	103	13,256	103	12,264	50,407

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

Beneficial Reuse of Landfill Gas

We develop, own and operate projects for the beneficial reuse of landfill gas through our landfill network.  Over time, landfill gas is produced as waste decomposes at landfills, and the methane component is a readily available renewable energy source that can be gathered and converted into a valuable source of clean energy as recognized by the United States Environmental Protection Agency, or the EPA, in the same category as wind, solar, and geothermal resources. As of December 31, 2024 we have gas recovery systems at 59 of our landfills to collect methane, which can then be used to generate electricity for local households, fuel local industrial power plants or power alternative fueled vehicles. For 14 of these beneficial reuse projects, the processed gas is used to fuel electricity generators.  The electricity is then sold to public utilities.  For 16 of these projects, the landfill gas is processed to pipeline quality natural gas and sold to natural gas companies.  In some cases, landfill gas generated at our landfills qualifies as a renewable fuel for which renewable fuel credits may be available. We currently have over a dozen renewable natural gas projects in development, some of which are conversions of electrical generating units to renewable natural gas units and others are greenfield projects on landfills where no current beneficial reuse system exists today.  We expect these renewable natural gas projects to come online over the next several years.

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

We provide non-hazardous E&P waste treatment, recovery and/or disposal services from a network of E&P waste landfills and caverns, MSW landfills that also receive E&P waste, E&P liquid waste injection wells and E&P waste treatment and oil recovery facilities. Treatment processes vary by site and regulatory jurisdiction. At certain treatment facilities, loads of flowback and produced water and other drilling and production wastes delivered by our customers are sampled, assessed and tested by third parties according to state or provincial regulations. Solids contained in a waste load are deposited into a land treatment cell where liquids are removed from the solids and are sent through an oil recovery system before being injected into saltwater disposal injection wells or placed in evaporation cells that utilize specialized equipment to accelerate evaporation of liquids. In certain locations, fresh water is then added to the remaining solids in the cell to “wash” the solids several times to remove contaminants, including oil and grease, chlorides and other contaminants, to ensure the solids meet specific regulatory criteria that, in certain areas, are administered by third-party labs and submitted to the regulatory authorities. In certain locations, we provide customers with a terminal or access point to transport their produced clean crude oil to market by pipeline. We manage directly or indirectly the purchase of the oil and any subsequent sale of the oil to the customer, including any blending or enhancing activities that occur to the oil prior to shipment by pipeline.

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

Competition for E&P waste in the U.S. and Canada comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets. We also compete in certain markets with publicly held and privately owned companies such as Waste Management, Inc., Republic Services, Inc., Clean Harbors, Inc., Secure Waste Infrastructure Corp., Nuverra Environmental Solutions, Trinity Environmental Services, LLC, Ecoserv, LLC, Oilfield Water Logistics LLC, Albright Flush Systems Ltd., Plains Environmental, Catapult Environmental Inc. and others. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company.

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

Various laws impose cleanup or remediation liability on responsible parties, which are discussed in more detail below. Substances subject to cleanup liability have been or may have been disposed of or released on or under certain of our facilities. At some of our facilities, we have conducted and continue to conduct monitoring or remediation of known soil and groundwater contamination and, as required, we will continue to perform such work. It is possible that monitoring or remediation could be required in the future at other facilities we own or operate, or previously owned or operated. These monitoring and remediation efforts are usually overseen by environmental regulatory agencies. Further, it is not uncommon for neighboring landowners or other third parties to file claims for personal injury or property damage allegedly caused by the release of regulated substances into the environment. In addition, from time to time, our intermodal services business undertakes the transport of hazardous materials. This transportation function is also regulated by various federal, state, provincial and potentially local agencies.

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

2.   The Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA

CERCLA, which is also known as the “Superfund” law, established a program in the United States allowing federal authorities to provide for the investigation and cleanup of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA defines “hazardous substances” broadly. One of the primary ways that CERCLA addresses a release or threatened release of hazardous substances is by imposing strict, joint and several liability for cleanup on its broad categories of responsible parties. This means that responsible parties can bear liability without fault and that each responsible party potentially could bear liability for the entirety of cleanup costs, notwithstanding its individual contribution. Generally, responsible parties are current owners and/or operators of the contaminated site; former owners and operators of the site at the time when the hazardous substances were disposed; any person who arranged for treatment or disposal of the hazardous substances; and transporters who selected the disposal site. In addition to CERCLA’s liability framework, the EPA may issue orders directing responsible parties to respond to releases of hazardous substances. Further, the EPA and private parties who have response liability to the EPA or who have incurred response costs, can bring suit against other responsible parties to seek to recover certain costs incurred in their response efforts. CERCLA also imposes liability for the cost of evaluating and remedying damage to natural resources. Various states have enacted laws analogous to and independent of CERCLA that also impose liability, which is typically strict and joint and several, for investigation, cleanup and other damages associated with the release of hazardous or other regulated substances. We may handle hazardous substances within the meaning of CERCLA, or hazardous and other substances regulated under similar state statutes, in the course of our ordinary operations. As a result, we may be jointly and severally liable under CERCLA or similar states statutes for all or part of the costs required to cleanup sites if and where these hazardous substances have been released into the environment. CERCLA and these analogous state laws and regulations may also expose us to liability for acts or conditions that were in compliance with applicable laws at a prior time. Under certain circumstances, our sales of residual crude oil collected as part of the saltwater injection process could result in liability to us if the residual crude contains hazardous substances or is covered by one of the state statutes and the entity to which the oil was transferred fails to manage and, as necessary, dispose of it or components thereof in accordance with applicable laws. Additionally, the EPA is considering the possible inclusion of certain additional contaminants to CERCLA’s list of hazardous substances. Among these substances are PFAS and bisphenol A, or BPA.

Regarding PFAS, the EPA published a final rule on May 8, 2024, designating two of the most widely used PFAS—Perfluorooctanoic Acid, or PFOA, and Perfluorooctane Sulfonic Acid, or PFOS—as CERCLA hazardous substances.  This rule creates potential liability under CERCLA for downstream recipients of PFAS, including passive receivers such as our landfills as well as waste transporters.  Further, as a designated CERCLA “hazardous substance,” these PFAS are also required to be listed and regulated as “hazardous materials” by the Department of Transportation under the Hazardous Materials Transportation Act, or HMTA. The inclusion of these substances in CERCLA’s definition of hazardous substances may alter or increase liabilities associated with ongoing cleanup activities, or potentially give rise to additional liability, including for acts or conditions that were in compliance with applicable laws when they occurred.  Further, to the extent listed as a hazardous material under the HMTA, additional licensing as well as increased liability and operating costs could be incurred in connection with transportation of waste materials, generally.

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

4.   Canadian Contaminated Sites Legislation

There are provincial and federal laws in Canada that regulate spills and releases of substances into the environment and require the remediation of contaminated sites. Clean up of contaminated sites in connection with our business is primarily regulated by provincial environmental laws. Each province has its own regulatory regime; however, the key requirements under these regimes are similar across Canada. For example, the EP Act in Ontario authorizes the agency to issue orders to responsible persons to undertake remedial or other corrective actions to investigate, monitor, and remediate the discharge or presence of contaminants in the environment. These orders can generally be issued on a joint and several liability basis to categories of responsible persons, including persons who caused or permitted the discharge of a contaminant, persons who own the discharged substance, as well as current and past owners of lands or the source of the contamination and persons who have or have had management or control over lands or the source of the contamination. Responsible parties can bear liability under an order without fault.  The costs to comply with an order can be very substantial. Some provincial jurisdictions provide a statutory right to compensation from the owner or person in control of a substance that is discharged into the environment to any person who suffers loss as a result. The federal government has also enacted laws that regulate the release of certain substances into the environment. We handle many contaminants and pollutants in the course of our ordinary operations and, as a result, may be liable under provincial and federal statutes for all or part of required cleanup costs if substances have been released into the environment. Under such laws, we could be required to remove previously disposed substances and wastes (including substances disposed of or released by prior owners or operators) or remediate contaminated property (including soil and groundwater contamination, whether from prior owners or operators or other historic activities or spills).

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

The EPA recently modified, or is in the process of modifying, other standards promulgated under the CAA in a manner that could increase our compliance costs. For example, the EPA has discussed modifying national ambient air quality standards, or NAAQS, applicable to carbon monoxide and oxides of sulfur and nitrogen, as well as other standards, to make them more stringent. The NAAQS standards for particulate matter, published December 18, 2020, retained the NAAQS levels from 2012, and the ozone NAAQS, published December 31, 2020, retained 2015 NAAQS levels. In 2021, EPA announced it would reconsider the December 2020 decision. In February 2024, the EPA finalized a more stringent primary (health-based) annual PM2.5 standard and related metrics, such as the Air Quality Index and monitoring requirements. The rule is the subject of ongoing litigation; however, in the interim, the revised PM2.5 NAAQS became effective May 6, 2024. Ongoing state implementation of the current NAAQS, as well as potential implementation of even more stringent standards, could result in, among other things, additional capital or operating expenditures. Further, our customers’ operations may be subject to existing and future CAA permitting and regulatory requirements that could have a material effect on their operations, which could have an adverse effect on our business, increase the operating costs and otherwise impact financial condition and operating results.

Further, the EPA has sought to strengthen regulations governing GHG and VOC emissions from the oil and natural gas sector. In March 2024, the EPA published the new NSPS and Emissions Guidelines, or EGs, known as Subpart OOOOb and Subpart OOOOc, respectively, to further reduce methane and VOC emissions from certain sources in the oil and natural-gas sector, including certain existing and previously unregulated sources. The rules also set more stringent standards and requirements for a variety of sources. Subpart OOOOb generally became effective in May 2024, with rolling compliance dates for certain sources. Subpart OOOOc, which will apply to existing sources, has a longer implementation timeline, requiring each state to submit a plan to the EPA for appropriate emissions reductions within two years of the date that the rule is published, and regulated entities are required to comply with state or federal rules within three years after the deadline for state plan submittals. Although any state implementing rules must be at least as stringent as the federal rules, the full scope of any final regulatory requirements imposed by the states or the cost to comply with such requirements is not known at this time. Compliance with these rules or with any future federal or state methane regulations could, among other things, require capital expenditures for our customers and increase their operating costs, thereby impacting our business.

Further, the Inflation Reduction Act, or IRA, signed into law in August 2022, includes the first-ever direct federal “charge” on methane emissions called the “Waste Emissions Charge,” or WEC, for applicable facilities within nine segments of the oil and natural gas industry. The WEC applied to methane emissions beginning in 2024, with the first charge for 2024 emissions due in 2025. On November 18, 2024, the EPA finalized rulemaking to establish a regulatory program for assessing and remitting the fee on methane emissions. While these changes should not directly affect our waste disposal operations, their applicability to our customers in the E&P industry may result in decreased development and, therefore, decreased waste production and a decreased demand for E&P waste disposal services.

EPA included landfill methane emissions in its quadrennial document outlining enforcement priorities, the FY 2024-2027 National Enforcement and Compliance Initiatives. In the document, EPA advised that it plans to use preexisting landfill NSPS to further curtail and enforce methane emission reductions. In July 2024, it was announced that the EPA will issue an updated NSPS and EG proposal for methane emissions from MSW landfills in 2025 after concluding an analysis of available new technologies and landfill work practices. Additionally, on October 25, 2024, the EPA opened a non-regulatory docket to gather information and data on new technologies and work practices for MSW landfills.  Increased EPA regulatory oversight may result in increased compliance costs for our business and may have a material impact on operations and adverse effect on our business.

2.   Canadian Air Quality Legislation

In Canada, the primary laws regulating air emissions from our operations come from provincial laws. Provincial laws may require approvals for air emissions and may impose other restrictions on facilities and equipment that have the potential to emit pollutants into the atmosphere. Provincial laws may require the construction of landfill gas management systems, including gas collection and flaring systems, which are subject to approvals or other regulatory requirements. Failure to obtain an approval or comply with approval or other regulatory requirements could result in the imposition of substantial administrative or regulatory penalties. In 2024, the Canadian federal government published proposed Regulations Respecting the Reduction in the Release of Methane (Waste Sector) under the Canadian Environmental Protection Act, 1999, which are discussed further below.

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

In August 2024, three states (New Jersey, New Mexico, and North Carolina) petitioned the EPA to list certain PFAS as hazardous air pollutants under Clean Air Act and to establish emission standards from source categories. The EPA has 18 months to respond to the petition. Several state legislatures and state agencies have been evaluating or have taken various regulatory actions related to PFAS in the environment, including proposing or finalizing cleanup standards for PFAS in soil and water, groundwater standards, surface water standards, and/or drinking water standards for PFOS, PFOA, and other PFAS. States with finalized drinking water standards for certain PFAS include Vermont, New Jersey, New York, New Hampshire, Michigan, Massachusetts, Pennsylvania, and Wisconsin.

The Company cannot predict what additional regulatory or legislative actions in the United States and elsewhere arising from the foregoing or other proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions to the Company, including to its operations. Given divergent and rapidly evolving regulatory standards, there is currently significant uncertainty about the potential costs to industry and communities associated with operating and control technologies that may be required.

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

3.   Disposal of Drilling Fluids

Certain of our facilities in the United States and Canada accept drilling fluids and other E&P wastes for disposal via underground injection. The disposal of drilling fluids is generally regulated at the state or provincial level, and claims, including some regulatory actions, have been brought against some owners or operators of these types of facilities for nuisance, seismic disturbances and other claims in relation to the operation of underground injection facilities. To date, our facilities have not been subject to any such litigation, but could be in the future.

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

The Canadian federal government enacted the Greenhouse Gas Pollution Pricing Act, or GGPPA, in 2018, which established a national carbon-pricing regime starting in 2019 for provinces and territories in Canada where there is no provincial regime in place or where the provincial regime does not meet the federal benchmark. Often referred to as the federal backstop, the federal carbon-pricing regime consists of a carbon levy that is applied to certain fossil fuels and an output-based pricing system, or OBPS, that is applied to certain industrial facilities with reported emissions of 50,000 tonnes of carbon dioxide equivalent, or CO2e, or more per year.  The minimum national price on carbon established under the GGPPA rose to the equivalent of CAD $80 per tonne of CO2e effective April 1, 2024, and will increase by CAD $15 per year to reach CAD $170 per tonne of CO2e by 2030.

In 2024, the Canadian federal government published proposed Regulations Respecting the Reduction in the Release of Methane (Waste Sector) under the Canadian Environmental Protection Act, 1999.  The objective of the proposed regulations is to reduce methane emissions from certain municipal solid waste landfills by 50% below 2019 levels by 2030.  Landfills subject to the new regulations would be required to calculate annual methane generation assessments.  The regulations would restrict methane emissions through new requirements on methane emission controls, mandatory monitoring, leak detection and repair, and surface methane concentration limits. The regulations propose a phased-in timeline for compliance that depends on the methane generation assessment and whether or not the landfill has existing landfill gas recovery wells. In addition to the proposed federal regulations, certain provinces have regulations in place to reduce methane emissions from landfills.

In 2024, the Canadian federal government also published proposed Oil and Gas Sector Greenhouse Gas Emissions Cap Regulations under the Canadian Environmental Protection Act, 1999, which would implement an emissions cap on certain activities in the oil and gas sector and establish a cap-and-trade system for this sector.

Certain states and several Canadian provinces have promulgated legislation and regulations to limit GHG emissions through requirements of specific controls, carbon levies, cap and trade programs or other measures. Comprehensive GHG legislation or regulation, including carbon pricing, affects not only our business, but also that of our customers.

Heightened regulation of our customers’ operations could also adversely affect our business. The regulation of GHG emissions from oil and gas E&P operations may increase the costs to our customers of developing and producing hydrocarbons and, as a result, may have an indirect and adverse effect on the amount of E&P waste delivered to our facilities. New emission rules applicable to oil and gas production sources in the United States and Canada may require additional emissions controls, impose emissions charges, and increase capital costs for our customers, which could reduce their E&P activities, and subsequently negatively impact our business operations. As discussed above, certain states have enacted rules analogous to or even more stringent than the federal rules.

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

Changes to international waste importation and exportation laws may affect the price of recyclable scrap commodities. Price fluctuations, in turn, may adversely affect our business. For example, the Chinese government banned the importation of all materials classified by China as solid waste and virtually all recyclables (except for certain metallic recyclables) as of January 1, 2021. Other international restrictions also limit the transportation of waste and recyclable scrap. The Basel Convention on the Control of Transboundary Movements of Hazardous Wastes and their Disposal, or the Convention, is an international multilateral agreement regulating the export and import of waste, including hazardous waste, for recovery and disposal. The Convention also prohibits the movement of waste between parties to the Convention and non-parties unless the waste is moved pursuant to a separate agreement. The Convention was amended, effective January 1, 2021, to restrict the movement of non-hazardous plastic scrap in certain circumstances. In 2022, the Convention was amended to list both hazardous and non-hazardous e-waste in the Annexes of the Convention as of January 1, 2025. Canada is a party to the Convention and has implemented domestic legislation to implement Canada's commitment to the Convention and other similar international commitments. The Cross-border Movement of Hazardous Waste and Hazardous Recyclable Material Regulations under the Canadian Environmental Protection Act, 1999 impose restrictions and permitting requirements in Canada with respect to transboundary movements of certain hazardous wastes and recyclable materials. At this time, the Canadian Federal Government has not incorporated the recent Convention e-waste amendments into domestic regulations. The United States is not a party to the Convention; however, Canada and the United States have a separate agreement with respect to the transboundary movements of hazardous wastes. Increased restriction of transboundary waste shipment could create additional burdens associated with recyclable commodity fluctuation. These restrictions, in addition to circumstances caused by the COVID-19 pandemic, have caused and may continue to cause supply chain disruptions in the recycling industry. Further legal restrictions to recyclable scrap shipments may increase the cost of doing business and/or cause disruptions in our operations.

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

Beyond strategic efforts and compliance initiatives, EPA has begun to develop and finalize rules to further regulate PFAS, and additional rules are expected to be forthcoming. In February 2024, the EPA proposed two rules addressing PFAS. The first proposed rule would list nine types of PFAS as RCRA “hazardous constituents,” which are chemicals expressly identified for consideration in RCRA facility assessments when corrective action requirements are imposed and, where necessary, require further investigation and cleanup through the RCRA corrective action process. The second proposed rule would expand the scope of substances potentially subject to corrective action under RCRA to include certain wastes contaminated with PFAS constituents. These revisions would expand the EPA’s authority to address certain PFAS contaminated waste under RCRA.

As noted above, on May 8, 2024, EPA issued a final rule designating two of the most widely used PFAS—PFOA and PFOS—as CERCLA hazardous substances. As designated CERCLA hazardous substances, PFAS are also now required to be listed and regulated as hazardous materials by Department of Transportation under the Hazardous Materials Transportation Act. The CERCLA rule creates potential liability under CERCLA for downstream recipients of PFAS, including passive receivers such as our landfills and transporters of PFAS-containing materials.

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

EPA has undertaken substantial additional regulatory action related to PFAS in water, and such action may impact our business or our customers’ businesses. For example, in August 2023, EPA rescinded its 2019 groundwater cleanup guidance for PFOA and PFOS, and recommended CERCLA and RCRA processes for site-specific PFAS contamination decisions. To that end, EPA updated its Regional Screening Level and Regional Removal Management Level tables to now include 14 types of PFAS, which will provide risk-based values for EPA to use in determining whether further action or removal is necessary for a site. Moreover, in April 2024, the EPA established legally enforceable levels for six PFAS known to occur in drinking water. In August 2023, EPA released the first set of data collected under the fifth Unregulated Contaminant Monitoring Rule, or UCMR 5, intended to improve EPA’s understanding of the frequency that 29 PFAS and lithium are found in the nation’s drinking water systems, and at what levels. Earlier, in April 2022, EPA issued a memorandum to seek to minimize PFAS pollution in surface water as EPA works to set effluent guidelines, develop analytical methods and issue water quality criteria for PFAS. In December 2022, EPA issued a follow-up memorandum recommending states and municipalities use the most current sampling and analysis methods in their National Pollutant Discharge Elimination System, or NPDES, programs to identify known or suspected sources of PFAS and to take actions using pretreatment and permitting authorities, such as imposing technology-based limits on sources of PFAS discharges. Although the full scope of final PFAS regulation is not finalized, increased regulation of PFAS in water may lead to increased scrutiny of our operations and increased compliance costs for us and our customers, and may have an adverse impact on our business.

EPA has issued or proposed a number of other significant PFAS rules that should not directly regulate our business, but may impact our customers’ businesses. For example, in January 2024, EPA finalized a rule that prevents regulated entities from starting or resuming, without a complete EPA review and risk determination, the manufacture, processing or use of about 300 “inactive” PFAS that have not been made or used for many years. Under this rule, companies are prohibited from resuming uses of inactive PFAS absent EPA notification and review. In June 2023, EPA released a framework for addressing new PFAS and new uses of PFAS under TSCA prior to introducing them into commerce. Similarly, in October 2023, EPA released a final rule removing PFAS Toxics Release Inventory, or TRI, reporting exemptions for chemicals used in small concentrations. This summary of PFAS rules that may impact our customers’ businesses is not exhaustive, and EPA is continuing to push forward with development and implementation of new PFAS rules. Increased regulatory costs to our customers’ businesses may reduce their output and have an adverse impact on our business.

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

The Canadian federal government published a notice of its intent on April 24, 2021 to move forward with additional actions to address the broader class of PFAS, including research and monitoring of PFAS, reviewing PFAS as a class of chemicals and reviewing policy developments in other jurisdictions.  The Canadian federal government published an "Updated Draft State of Per- and Polyfluoroalkyl Substances (PFAS) Report” (Updated Draft Report) and a "Revised Risk Management Scope for Per- and Polyfluoroalkyl Substances (PFAS)"  in July 2024 for consultation (updating earlier drafts that had been published on May 20, 2023).  The Updated Draft Report contains a draft assessment of the potential risks of PFAS and proposes to conclude that all substances in the class of PFAS, excluding fluoropolymers which will be addressed in a separate assessment, meet the toxic criteria under the Canadian Environmental Protection Act, 1999.  The Revised Risk Management Scope proposes to recommend that the class of PFAS, excluding fluoropolymers, be added to Schedule 1 (toxic substances) of the Canadian Environmental Protection Act, 1999.  The Revised Risk Management Scope identifies proposed risk management objectives and options that are under consideration by the federal government. The proposed risk management objective is to achieve the lowest levels of environmental and human exposure over time that are technically feasible, taking into consideration socio-economic factors. Preliminary risk management options under consideration by the federal government include regulatory instruments under the Canadian Environmental Protection Act, 1999, to restrict PFAS not currently regulated in firefighting foams, and to prohibit other uses or sectors in relation to PFAS.  These proposed risk management measures are preliminary, and it is expected that additional regulatory requirements on PFAS will be imposed in Canada in the future. The federal government is expected to publish a final PFAS report and a final proposal for risk management measures in the future. In July 2024, the Canadian Federal Government published a Notice with respect to certain PFAS substances in the Canada Gazette that requires parties who manufacture, import or use certain PFAS substances in the manufacture of other goods in Canada above established thresholds to report information to the government for the purpose of supporting future activities relating to PFAS.

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

The Clean Fuel Regulations, or CFRs, under the Canadian Environmental Protection Act, 1999 came into force on June 21, 2022 (replacing the former Renewable Fuel Regulations). The CFRs require primary suppliers to have an average volumetric renewable content of at least 5% for gasoline that they produce in Canada and/or import, and 2% for diesel fuel and heating distillate oil. The CFRs require primary suppliers to gradually reduce the carbon intensity of the gasoline and diesel that they produce and sell in Canada through GHG reductions on a lifecycle basis, accounting for emissions from the extraction, processing, distribution and end use of the fuel. The CFRs establish lifecycle carbon intensity, or CI, limits for each fuel type (gasoline and diesel), expressed in grams of carbon dioxide equivalent per megajoule (gCO2e/MJ). Gasoline and diesel producers and importers must lower the CI of the gasoline and diesel that they produce in Canada and/or import in accordance with these limits.

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

Similar regulatory initiatives are being introduced in Canada. Bill-C-244, An Act to Amend the Copyright Act (diagnosis, maintenance and repair), came into force on November 7, 2024 and supports the right to repair through amendments to the Copyright Act that allow the circumvention of technological protection measures when maintaining or repairing a product.  Certain provinces have also proposed or enacted right-to-repair legislation.  If such rules are issued or new regulatory requirements come into force, demand for electronic waste disposal could be reduced, potentially representing a reduction in demand for our services.

J.  State Public Utility Regulation

In some states, public authorities regulate the rates that landfill operators may charge. The adoption of rate regulation or the reduction of current rates in states in which we own or operate landfills could adversely affect our business, financial condition and operating results.

K.    Inflation Reduction Act

The Inflation Reduction Act, or IRA, of 2022 put in place broad-reaching tax, loan, incentive and other programs. The IRA’s provisions include, but are not limited to: a lower eligibility threshold and higher dollar value for the updated 45Q tax credit for carbon capture and sequestration; new and expanded tax credits for certain renewable energy projects as well as tax credits for certain biogas projects for which construction is initiated by December 31, 2024; commercial electric vehicle credits; a charge on methane emissions from selected entities in the oil and gas industry; and reinstatement of the hazardous substance Superfund financing rate, among others. It is possible that as implemented, the IRA could increase the costs of operation for certain of our customers, including in the oil and gas industry. In the event that the IRA as implemented increases operational costs for our customers or reduces oil and gas E&P activities by our customers, it could adversely affect our business. At this time, it is unclear how the credits, fees, and programs set forth in the IRA will impact our business or our customers’ businesses.

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

Under our current insurance program for our U.S. operations, we carry per incident deductibles or self-insured retentions ranging from $350,000 to $25 million for automobile liability claims, workers’ compensation and employer’s liability claims, general liability claims, employee group health insurance and employment practices liability, environmental liability, and for most property claims, subject to certain additional terms and conditions. Since workers’ compensation is a statutory coverage limited by the various state jurisdictions, the umbrella coverage is not applicable. Our environmental protection insurance policy covers all owned or operated landfills, transfer stations and other facilities, subject to the policy terms and conditions. From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under our liability insurance policies. Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage. Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Under our current insurance program for our Canadian operations, we carry per incident deductibles or self-insured retentions ranging from $350,000 to $10 million for automobile liability claims, property claims, employment practices liability and environmental liability. Since workers’ compensation is a provincial coverage limited by the various province jurisdictions, the umbrella coverage is not applicable. Employees are eligible to receive health coverage under Canada’s public health care system and, in addition, most employees of our Canadian operations are eligible to participate in group medical and drug coverage plans sponsored by us. Our environmental protection insurance policy covers all owned or operated landfills, transfer stations and other facilities, subject to the policy terms and conditions. Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage. Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Financial Surety Bonds

We use financial surety bonds for a variety of corporate guarantees. The financial surety bonds are primarily used for guaranteeing municipal contract performance and providing financial assurances to meet asset closure and retirement requirements under certain environmental regulations. In addition to surety bonds, such guarantees and obligations may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted cash and investment deposits. At December 31, 2024 and 2023, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $934.3 million and $901.3 million, respectively, to secure our asset closure and retirement requirements and $1.077 billion and $743.8 million, respectively, to secure performance under collection contracts and landfill operating agreements.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers as of February 3, 2025:

Name	Age	Positions
Ronald J. Mittelstaedt	61	President and Chief Executive Officer
Darrell W. Chambliss	60	Executive Vice President and Chief Operating Officer
James M. Little	63	Executive Vice President – Engineering and Disposal
Patrick J. Shea	54	Executive Vice President, General Counsel and Secretary
Mary Anne Whitney	61	Executive Vice President and Chief Financial Officer
Matthew S. Black	52	Senior Vice President – Chief Accounting Officer
Aaron J. Bradley	43	Senior Vice President – Performance Optimization
Robert M. Cloninger	52	Senior Vice President, Deputy General Counsel and Assistant Secretary
Eric O. Hansen	59	Senior Vice President – Chief Information Officer
Susan R. Netherton	55	Senior Vice President – People, Training and Development
Robert A. Nielsen III	60	Senior Vice President – Operations
Dan Pio	61	Senior Vice President – Operations
Philip J. Rivard	63	Senior Vice President – Business Development

Ronald J. Mittelstaedt has been President and Chief Executive Officer of the Company since April 2023.  From July 2019 to that date, Mr. Mittelstaedt served as Executive Chairman of the Company.  From its formation in 1997 to July 2019, Mr. Mittelstaedt served as Chief Executive Officer of the Company.  Mr. Mittelstaedt has served as a director of the Company since its formation and serves on the Executive Committee. Mr. Mittelstaedt was elected Chairman in January 1998 and served in that capacity until stepping down to serve as President and Chief Executive Officer in April 2023.  He also served as President of the Company from its formation through August 2004. Mr. Mittelstaedt has more than 35 years of experience in the solid waste industry. He serves as a director of SkyWest, Inc. Mr. Mittelstaedt holds a B.A. degree in Business Economics with a finance emphasis from the University of California at Santa Barbara.

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

Aaron J. Bradley has been Senior Vice President – Performance Optimization of the Company since February 2025.  From March 2022 to that date, Mr. Bradley served as a Regional Vice President of the Company.  From October 2018 to March 2022, Mr. Bradley served as a Divisional Vice President of the Company.  From September 2015 to October 2018, Mr. Bradley served as a District Manager of the Company.  From April 2010 to September 2015, Mr. Bradley held various positions for the Company, including Assistant District Manager, Division Controller, District Controller, and Assistant Controller.  Prior to joining the Company in April 2010, Mr. Bradley served as Controller and Chief Financial Officer for Burks Tractor Company.  Mr. Bradley holds a B.S. degree in Finance and an M.B.A. from Idaho State University.

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

Dan Pio has been Senior Vice President – Operations of the Company since July 2023.  From June 2016 to that date, Mr. Pio served as a President of Waste Connections of Canada.  From January 2016 to June 2016, Mr. Pio served as Chief Executive Officer and Chief Integration Officer of Progressive Waste Solutions Ltd. prior to its merger with the Company.  From October 2013 to January 2016, Mr. Pio served as Executive Vice President, Strategy and Business Development for

Progressive Waste Solutions Ltd.  From March 2010 to October 2013, Mr. Pio served as Vice President and Chief Operating Officer of BFI Canada.  From January 2001 to October 2005, Mr. Pio served as Senior Vice President with Waste Management, Inc. and President of Waste Management of Canada.  During his over 35 years in the solid waste industry, Mr. Pio also held senior level positions at USA Waste Services and Laidlaw Waste Systems.  Mr. Pio holds a B.A. Economics degree from McMaster University.

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

Our industry is highly competitive and requires substantial labor and capital resources. Some of the markets in which we compete or will seek to compete are served by one or more large, national companies, as well as by regional and local companies of varying sizes and resources.  Some of our competitors may be able to provide or be willing to bid their services at lower prices than we may be willing to offer, which could impact our ability to win new business or retain existing business, including municipal contracts that come up for renewal.  We also compete with counties, provinces, municipalities and solid waste districts that maintain or could develop their own waste collection and disposal operations. These operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing. If we are not able to replace revenues from contracts lost through competitive bidding or early termination or from the renegotiation of existing contracts with other revenues within a reasonable time, our revenues could decline.  In addition, existing and future competitors may develop or offer new services or technologies, new facilities or other competitive advantages. Our inability to compete effectively could hinder our growth or negatively impact our operating results.

Price increases may not be adequate to offset the impact of increased costs, or may cause us to lose customers.

We seek price increases necessary to offset increased costs, to improve operating margins and to obtain adequate returns on our deployed capital.  Inflationary or other cost pressures may outpace price increases or drive the need for additional price increases; and contractual, general economic, competitive or market-specific conditions sometimes limit or delay our ability to raise prices or otherwise impact our plans with respect to implementing price increases.  As a result of these factors, we may be unable to offset increases in costs, improve operating margins and obtain adequate investment returns through price increases. We may also lose customers to lower-priced competitors, and new competitors may enter our markets as we raise prices.

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

While we expect to fund some of our acquisitions with our existing resources, additional financing to pursue additional acquisitions may be required.  Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, or additional financing may not be available to us on favorable terms, which could have an impact on our flexibility to pursue additional acquisition opportunities. In addition, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period.

We may lose contracts through competitive bidding, early termination or governmental action.

We derive a significant portion of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and certificates issued by Washington State known as G Certificates. Many franchise agreements and municipal contracts are for a specified term and are, or will be, subject to competitive bidding in the future. For example, we have approximately 466 contracts, representing approximately 3.1% of our annual revenues, which are set for expiration or automatic renewal on or before December 31, 2025. Although we intend to bid on existing contracts subject to competitive bidding in the future and additional municipal contracts and franchise agreements, we may not be the successful bidder, or we may need to lower our price in order to retain the contract. In addition, some of our customers, including municipalities, have and others may terminate their contracts with us before the end of the terms of those contracts. Similar risks may affect our contracts to operate municipally-owned assets, such as landfills.

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

We currently own and/or operate 113 landfills throughout the United States and Canada. Our ability to meet our financial and operating objectives depends in part on our ability to acquire, or renew landfill operating permits, expand existing landfills and develop new landfill sites on terms that are acceptable to us. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. In addition, approvals may include operating restrictions or additional requirements, which could impact financial results. Although generally less time consuming, the process of obtaining permits and approvals for E&P landfills has similar uncertainties. Operating permits for landfills in states and provinces where we operate must generally be renewed every five to ten years, although some permits are required to be renewed more frequently. These operating permits often must be renewed several times during the permitted life of a landfill. The permit and approval process is often time consuming, requiring numerous hearings and compliance with zoning, environmental and other requirements. Further, permits may be subject to resistance from communities, citizen groups, adjacent landowners, and governmental agencies, and also be subject to other political pressures. A failure to obtain or renew operating permits for our landfills could have a material adverse effect on our financial condition, operating results, or cash flow. Furthermore, compliance issues with our operating authorizations could result in the need for us to transport our collected waste to other landfills we operate, or to our competitors’ landfills, which could increase our operating costs.

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

Labor is one of our highest costs and relatively small increases in labor costs per employee could materially affect our cost structure.  A shortage of qualified employees in our markets would require us to incur additional costs related to wages and benefits, to hire more expensive temporary employees or to contract for services with more expensive third-party vendors.  In addition, higher turnover can result in increased costs associated with recruiting and training; it can also impact operating costs, including maintenance and risk. Increased competition with other businesses in our markets for qualified employees has driven and may continue to drive higher turnover and increase the time it takes to fill job openings, and we have increased and may continue to increase resources for hiring and providing training for new and existing employees.

Increases in capital expenditures and the timing of receipt of fleet and equipment could impact our financial results.

Increases in fleet, equipment and landfill construction costs due to cost pressures, regulatory requirements, tariffs, acquisitions, new contracts and growth projects could result in capital expenditures being higher than anticipated. In addition, supply chain constraints and inflationary pressures have and are expected to continue to result in higher costs, delays or lack of availability of fleet, equipment or supplies. This could impact our ability to generate free cash flow in line with our expectations, the timing of our free cash flow generation, or otherwise adversely affect our financial results.

Our accruals for our landfill site closure and post-closure costs may be inadequate.

We regularly accrue amounts and establish reserves to pay capping, closure and post-closure maintenance and remediation costs for landfill sites that we own and operate as well as for landfills we operate under life-of-site agreements. Our obligations to pay closure or post-closure costs sometimes exceed the amount we have accrued and reserved and other amounts available from funds or reserves established to pay such costs or the timing associated with such outlays may change, resulting in adjustments to accruals and reserves and additional costs. Additionally, if a landfill closure occurs earlier than anticipated, closure and post-closure outlays could be required to be accelerated.

Furthermore, the completion or closure of a landfill site does not end our environmental obligations. After completion or closure of a landfill site, or a section of an active landfill, we sometimes incur additional costs, as we did in 2023 and 2024 as a result of an ongoing elevated temperature landfill (“ETLF”) event, which resulted in increased leachate generation and related capital and operating expenses that increased our closure and post closure costs at our Chiquita Canyon Landfill which ultimately ceased active waste disposal operations as of December 31, 2024.  In addition, environmental problems may occur that could result in substantial remediation costs, regulatory enforcement actions and related fines or potential litigation. For example, see the discussions regarding the Elevated Temperature Landfill Event, Chiquita Canyon Landfill Civil Litigation, and County of Los Angeles Litigation in Note 13, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10 K. The potential increased regulation of per- and polyfluoroalkyl substances (“PFAS”), bisphenol A (“BPA”) phthalates, methane and other emerging contaminants could result in greater expenditures for closure and post-closure costs. It is also possible that accruals may need to be expanded and that costs incurred related to these activities could be accelerated. Paying additional amounts for closure or post-closure costs and/or for environmental remediation and/or for litigation could harm our financial condition, operating results, or cash flow.

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

To the extent that we develop and construct new recycling facilities, we may avoid third party processing fees and increase the amount of recyclables that we are able to market and sell, thereby increasing our exposure to changes in recycled commodity prices.  The cost and timing of the completion of new facilities is uncertain as is the quantity and quality of recyclables that we process and sell.  To the extent that we make investments in robotics or other technology for sorting, the quality and subsequent value of recyclables may be impacted by the effectiveness of such sorting technology.

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

A significant reduction in the value of RINs in the United States or the price paid for our renewable fuel in Canada could adversely impact our reported results.  To manage a portion of this risk, we may enter into contractual agreements to sell RINs at a fixed price.  As of December 31, 2024, we had no contractual fixed price agreements to sell RINs in place.

Variations in the volume of methane gas generated, marketed and sold by our landfill gas recovery operations also affect our results.  Our operations and gas generation rates are impacted by many variables, including the maintenance and operations of recovery wells and gas generation systems, the amount and type of waste in our landfills, the age of the landfill, weather and related temperature.  In addition, there may be variability in the extent to which we are able to beneficially market and sell for beneficial reuse the gas generated and captured, including as a result of delays in the start-up of new facilities or other impacts to operations.  To the extent that we develop and construct new renewable natural gas, or RNG, facilities, either directly or through partnerships with third parties, the cost and timing of the completion of new facilities is uncertain as is the quantity and quality of gas generated and the associated benefits, including any tax benefits related to the Inflation Reduction Act of 2022.

Increases in risk management costs and the amount that we self-insure for various risks or limitations of our insurance coverage could reduce our operating margins and reported earnings.

We maintain insurance policies for automobile, general, employer’s, environmental, cyber, employment practices and directors’ and officers’ liability, as well as for employee group health insurance, property insurance and workers’ compensation. We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles or self-insured retentions. The amounts that we effectively self-insure could cause significant volatility in our operating margins and reported earnings based on the event and claim costs of incidents, accidents, injuries and adverse judgments. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and our third-party claims administrator. To the extent these estimates are inaccurate, we may recognize substantial additional expenses in future periods that would reduce operating margins and reported earnings. Furthermore, while we maintain liability insurance, our insurance is subject to coverage limitations. If we were to incur substantial liability on a covered claim, our insurance coverage may be inadequate to cover the entirety of such liability. This could have a material adverse effect on our financial position, results of operations and cash flows. One form of coverage limitation concerns claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies. A punitive damages award could have an adverse effect on our reported earnings in the period in which it occurs. We have seen and may continue to see significant increases in premiums on insurance that we retain, as well as higher deductibles or self-insured retentions, both of which have impacted and could continue to impact our financial results.

Our business is subject to operational and safety risks, including the risk of personal injury to employees and others.

Providing environmental and waste management services, including operating a commercial truck fleet and constructing and operating landfills, involves risks such as vehicular or other accidents, and equipment defects, malfunctions or failures.  Additionally, we closely monitor and manage landfills to minimize the risk of waste mass instability and releases of hazardous materials or odors that could be triggered by weather, natural disasters or other causes outside our control.  There may also be risks presented by the potential for subsurface chemical reactions causing elevated landfill temperatures. For example, see the discussion regarding the Elevated Temperature Landfill Event in Note 13, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Our operations and assets are subject to risks associated with the effects of climate change and adverse weather conditions. Risks associated with climate change, such as increased frequency and/or intensity of weather events, flooding, wildfires, sea level rise, and other weather- and climate-related events, could negatively impact our operations. For example, these events could disrupt or result in suspension of collection activities, disrupt landfill and transfer station operations, increase maintenance expenses, hinder landfill development or expansion, or generate increased volumes of leachate to manage. It is also possible that these events could disrupt our customers’ businesses, thereby reducing the amount of waste generated by their operations.

Additional laws and regulations related to climate change, including restricting emissions of greenhouse gases, or GHG, could also be promulgated, and such laws and rules could increase our compliance costs, and result in heightened capital expenditures. Furthermore, additional climate change-related regulation could result in increased operational costs or disruption to our customers’ business, thereby impacting our operational results and financial condition.  Conversely, favorable investor expectations regarding potential investment tax credits or other benefits stemming from the Inflation Reduction Act of 2022 may not materialize or could fail to meet expectations.

Increases in the price of diesel or compressed natural gas, or CNG, fuel may adversely affect our collection business and reduce our operating margins.

The market price of diesel fuel is volatile. We generally purchase diesel fuel at market prices, which have fluctuated significantly in recent years, including as a result of geopolitical events or inflationary pressures. Tariffs may also increase fuel prices. This could adversely affect our waste collection business through a combination of higher fuel and disposal-related transportation costs and reduce our operating margins and reported earnings. To manage a portion of this risk, we have entered into fixed-price fuel purchase contracts. During periods of falling diesel fuel prices, it may become more expensive to purchase fuel under fixed-price fuel purchase contracts than at market prices.

We utilize CNG in a small percentage of our fleet and we may convert more of our fleet from diesel fuel to CNG over time. The market price of CNG is also volatile; a significant increase in such cost could adversely affect our operating margins and reported earnings.

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

As of December 31, 2024, we had approximately $8.152 billion of total indebtedness outstanding, and we may incur additional debt in the future. This amount of indebtedness could:

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

A portion of our indebtedness is at variable rates which are based on the Canadian Overnight Repo Rate Average, or CORRA, as a result of the transition from the Canadian Dollar Offered Rate, or CDOR, which ceased publication on June 28, 2024.  In addition, at December 31, 2024, $550 million of our indebtedness, including interest rate swaps, is at variable rates which are based on the Secured Overnight Financing Rate, or SOFR, as a result of the transition from the London Interbank Offered Rate, or LIBOR. SOFR and CORRA have a limited history as reference rates, and changes in these rates have, on occasion, been more volatile than changes in other benchmark or market rates. The liquidity of the SOFR and CORRA loan markets could result in higher borrowing costs for us. There could be unanticipated difficulties, disruptions or methodological or other changes with the calculation and publication of these rates, which in turn could trigger another benchmark transition or otherwise cause a reliance on an alternate base rate.  This could also result in increased borrowing costs for us and thereby adversely affect our financial condition and earnings.

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

If we are unable to obtain performance or surety bonds, letters of credit or insurance, we may not be able to enter into additional collection contracts or retain necessary landfill operating permits. Collection contracts, municipal contracts, transfer station operations and landfill closure and post-closure obligations may require performance or surety bonds, letters of credit or other financial assurance to secure contractual performance or comply with federal, state, provincial or local environmental laws or regulations. We typically satisfy these requirements by posting bonds or letters of credit. As of December 31, 2024, we had $2.011 billion of such surety bonds in place and $170.7 million of letters of credit issued and outstanding. Closure bonds are difficult and costly to obtain. If we are unable to obtain performance or surety bonds or additional letters of credit in sufficient amounts or at acceptable rates, we could be precluded from entering into additional collection contracts or obtaining or retaining landfill operating permits. Any future difficulty in obtaining insurance also could impair our ability to secure future contracts that are conditional upon the contractor having adequate insurance coverage. Accordingly, our failure to obtain performance or surety bonds, letters of credit or other financial assurances or to maintain adequate insurance coverage could limit our operations or violate federal, state, provincial, or local requirements, which could have a materially adverse effect on our business, financial condition and results of operations.

Alternatives to landfill disposal may cause our revenues and operating results to decline.

Counties and municipalities in which we operate landfills may be required to formulate and implement comprehensive plans to reduce the volume of MSW deposited in landfills through waste planning, composting, recycling or other programs, while working to reduce the amount of waste they generate. Some state, provincial and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard waste, food waste and electronics, at landfills.  Even where not prohibited by state, provincial or local laws, some grocery stores and restaurants have chosen to divert their organic waste from landfills, while other companies have set zero-waste goals and communicated an intention to cease the disposal of any waste in landfills. Although such actions are useful to protect the environment, these actions, as well as those of our customers to reduce waste or seek disposal alternatives, have reduced and may in the future further reduce the volume of waste going to landfills in certain areas and the landfill gas produced from those landfills. This may affect our ability to operate our landfills at full capacity and lower the production of gas from our RNG facilities, and could adversely affect our operating results.

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

We participate in 16 “multiemployer” pension plans administered by employee and union trustees. We make periodic contributions to these plans to fund pension benefits for our union employees pursuant to our various contractual obligations to do so. In the event that we withdraw from participation in or otherwise cease our contributions to one of these plans, then applicable law regarding withdrawal liability could require us to make additional contributions to the plan if the accrued benefits are not fully funded, and we would have to reflect that “withdrawal liability” as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent to which accrued benefits are funded. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that participate in these plans, we may decide to discontinue participation in a multiemployer plan, and in that event, we could face withdrawal liability. Some multiemployer plans in which we participate may from time to time have significant accrued benefits that are not funded. The size of our potential withdrawal liability may be affected by the level of unfunded accrued benefits, the actuarial assumptions used by the plan and the investment gains and losses experienced by the plan.

We have established long-term, aspirational targets associated with sustainability and ESG-related investments and projects which may or may not be achieved.

Stakeholder input, business considerations, and potential regulation have reinforced the importance of developing and implementing sustainability and environmental, social, and governance, or ESG, initiatives. In 2020, we adopted long-term, aspirational sustainability targets, which we expanded in 2022 and 2023; we also committed over $500 million for investments and projects to support these efforts.  Our ability to achieve these targets will depend significantly on, among other things, the success of these investments and projects and our ability to meet our financial and operating objectives, which can be impacted by the numerous risks and uncertainties associated with our business and the industry in which we operate.  There is a risk that some or all of the expected benefits of these investments and projects may fail to materialize, may cost more to achieve or may not occur within the anticipated time periods, including as a result of limitations on technology, permitting requirements, labor constraints or supply chain disruptions. In addition, there is a risk that the actions taken by us to achieve these targets may have a negative impact on our existing business and increase capital expenditures or decrease investments in other aspects of the business, which could adversely affect our operating results or future growth. Our failure to achieve these targets, or a perception among key stakeholders that such targets are insufficient or unattainable, could damage our reputation, competitive position and share price.

There is increasing interest in companies developing and implementing more robust ESG policies and practices and disclosure around climate-related risk identification and mitigation.  In addition, certain investors and lenders are incorporating ESG factors into their investment or lending process, alongside traditional financial considerations.

Developing and implementing policies and practices, and developing additional disclosure in relation to climate change and other environmental and social risk issues, can involve significant costs and require a significant time commitment from our Board of Directors, management and employees.  In addition, our failure to implement such policies, practices and disclosure could adversely affect our reputation, competitive position and share price and our ability to raise capital, even if our operating results or prospects have not changed. Furthermore, public statements regarding ESG matters are increasingly subject to scrutiny by regulators, investors and the public. Any actual or perceived “greenwashing”—defined generally as the misrepresentation or exaggeration of ESG or sustainability practices or commitments not adequately supported by measurable actions or outcomes—could result in reputational harm and legal liability, including regulatory enforcement actions, investor lawsuits and consumer claims under securities and consumer protection laws.

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

General Risk Factors

Our results are vulnerable to economic conditions, including inflationary pressures and trade policies.

Our business and results of operations may be adversely affected by changes in national or global economic conditions, including higher inflation rates, changes in global trade policies and economic slowdowns.

Macroeconomic pressures, including inflationary cost pressures, have had and continue to have a significant impact on our operating costs and capital expenditures. We may be limited in our ability to dynamically address these impacts on a significant portion of our revenue due to contractual provisions, including under long-term contracts, which may include limitations on the level of cost recovery through rate adjustments or a lag in any such recovery.  Efforts to recover cost increases may also be limited by ongoing or increasing inflationary pressures and competitive market responses to higher pricing and continued cost pressures. The inability to adequately increase prices to offset increased costs and inflationary pressures, or otherwise mitigate the impact of these macroeconomic conditions on our business, may impact our financial results. In addition, the imposition of tariffs by the United States government, including on imports from Canada and Mexico, could increase our costs through their impact on vehicle and fuel costs, among other things, and may also have general adverse economic effects in the markets we serve, including Canada, all of which is impossible to predict with any precision.

In an economic slowdown, we may experience the negative effects of the following, any of which could adversely impact our operating income and cash flows: decreased waste generation, increased competitive pricing pressure, increased customer turnover, and reductions in customer service requirements.  In a recessionary environment, two of our business lines that could see a more immediate impact are construction and demolition debris and E&P waste disposal, as demand for new construction or energy exploration decreases.  Our commercial and industrial collection activity and the related demand for our landfill disposal and other services may also be impacted, depending on the drivers of the economic slowdown.  In addition, a weaker economy may result in declines in demand for and prices of recycled commodities.  Worsening economic conditions or a prolonged or recurring economic recession could adversely affect our operating results and expected seasonal fluctuations.  Further, we cannot assure that any improvement in economic conditions after such a slowdown will result in an immediate, if at all, positive improvement in our operating results or cash flows.

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

Uncertainties in the interpretation and application of existing, new and proposed U.S., Canadian and foreign tax laws could materially adversely affect us.

We are subject to income taxes in the United States, Canada, and various other jurisdictions in which we and our affiliates carry on operations. Our operations are complex, and related tax legislation and interpretations thereof are continually changing.  Our actual effective tax rate may vary from our expectation and that variance may be material. We cannot give any assurance as to what our effective tax rate will be in the future, because of, among other things, changes in the mix of our earnings in various jurisdictions, challenges by tax authorities, and changes in the tax laws and policies of the jurisdictions where we operate. As a result of the continuously changing and increasingly complex tax environment, our cost of tax compliance may increase and adversely affect our business, financial condition and results of operations.

From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability, including on a retroactive basis. There can be no assurance that changes in tax laws in the United States, Canada and the other jurisdictions in which we operate, such as changes resulting from the increased global focus on issues related to the taxation of multinational corporations, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. For example, Canada has enacted certain hybrid mismatch rules following recommendations of the Organization for Economic Cooperation and Development (OECD) and has also enacted the Global Minimum Tax Act which, for fiscal years beginning on or after December 31, 2023, implements a minimum effective tax rate of 15% for large multinational groups operating in Canada.  Similarly an additional undertaxed profits rule is proposed to be effective for fiscal years beginning on or after December 31, 2024, which could, in certain circumstances, apply a top-up tax on certain low-taxed income.  Furthermore, the approach that will be taken by U.S. Congress towards the OECD recommendations and other matters continues to evolve, and tax changes, including, for example, due to legislation commonly referred to as the Tax Cut and Jobs Act, may also impact our tax exposure and may have a material adverse effect on our financial position, results of operations, and cash flows.

Tax interpretations, regulations and legislation in the various jurisdictions in which we and our affiliates operate are subject to measurement uncertainty and may impact net income, income tax expense or recovery, and deferred income tax assets or liabilities. In addition, tax rules and regulations, including those relating to foreign jurisdictions, are subject to interpretation and require judgment by us that may be challenged by multiple taxation authorities upon audit.  If an audit results in an assessment, future financial results may include unfavorable adjustments to our tax liabilities, which could adversely affect our business, results of operations and financial condition.

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

Technology and Information Security Risks

We are increasingly dependent on technology, including through the use of Artificial Intelligence (AI), in our operations and a failure of our technology could impact our ability to service our customers and adversely affect our financial results, damage our reputation, and expose us to litigation risk.

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

If we are not able to adapt and effectively incorporate potential advantages of AI in our business, it may negatively impact our ability to compete. On the other hand, if we are not able to effectively manage the risks of AI, including the potential for poor or inconsistent quality, privacy concerns, risks related to automated decision-making, and the potential for exposure of confidential and/or propriety information, we may suffer harm to our results of operation and reputation.  In addition, the development, adoption, and use of generative AI technologies are still in their early stages and ineffective or inadequate AI development or deployment practices by us or our third-party developers or vendors could result in unintended consequences. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs.

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

Existing environmental laws and regulations have become more stringently enforced in recent years. In addition, our industry is subject to regular enactment of new or amended federal, state, provincial and local environmental and health and safety statutes, regulations and ballot initiatives, as well as judicial decisions interpreting these requirements, which have generally become more stringent over time. Citizen suits brought pursuant to environmental laws as well as purported class and mass actions based on nuisance and negligence claims related to alleged landfill odors have proliferated, along with the use of social media to drive such efforts. In addition, various state, provincial and local governments and the Canadian federal government have enacted, have the authority to enact or are considering enacting laws and regulations that restrict the movement or disposal within their jurisdictions of certain types of waste generated outside their jurisdictions. We expect these trends to continue, which could lead to material increases in our costs for future environmental, health and safety compliance. These requirements also impose substantial capital and operating costs and operational limitations on us and may adversely affect our business. In addition, federal, state, provincial and local governments may change the rights they grant to, the restrictions they impose on or the laws and regulations they enforce against, solid waste and E&P waste services companies. These changes could adversely affect our operations in various ways, including without limitation, by restricting the way in which we manage storm water runoff, comply with health and safety laws, treat and dispose of E&P or other waste or our ability to operate and expand our business.

Governmental authorities and various interest groups in the United States and Canada have implemented laws and regulations designed to limit GHG emissions in response to growing concerns regarding climate change. For example, the State of California, the Canadian federal government and several Canadian provinces have enacted climate change laws, and other states and provinces in which we operate are considering similar actions. The EPA made an endangerment finding in 2009 allowing certain GHGs to be regulated under the CAA. This finding allows the EPA to create regulations that will impact our operations – including imposing emission reporting, permitting, control technology installation and monitoring requirements, although the materiality of the impacts will not be known until all applicable regulations are promulgated and finalized. The Canadian federal government enacted the Greenhouse Gas Pollution Pricing Act in June 2018, which established a national carbon-pricing regime starting in 2019 for provinces and territories in Canada where there is no provincial regime in place or where the provincial regime does not meet the federal benchmark. The Canadian Government recently proposed additional regulations regarding methane emissions from landfills, as well as a GHG cap on emissions from the oil and gas sector. Several Canadian provinces have promulgated legislation and regulations to limit GHG emissions through requirements of specific controls, carbon levies, cap and trade programs or other measures. The EPA identified methane emissions from landfills and from oil and gas facilities as a focus for enforcement and compliance resources in its National Enforcement and Compliance Initiatives for 2024 through 2027. Comprehensive GHG legislation or regulation, including carbon pricing, affects not only our business, but also that of our customers. The State of California enacted Senate Bill 219 in 2024, requiring companies with revenues exceeding $1 billion and operating within California to report Scope 1 and Scope 2 emissions beginning in 2026 (for emissions occurring in fiscal year 2025) and Scope 3 emissions beginning in 2027 (for emissions occurring in fiscal year 2026). Companies disclosing emissions in California must obtain formal assurance from approved data verification firms to ensure regulatory compliance.

Increased regulation of GHG emissions from oil and natural gas E&P operations may also increase the costs to our customers of developing and producing hydrocarbons, and as a result, may have an indirect and adverse effect on the amount of oilfield waste delivered to our facilities by our customers. For example, in November 2023 and March 2024, the EPA finalized rules providing additional and more stringent regulation and control of methane emissions from oil and natural gas E&P operations and implementing a methane waste emissions charge applicable to certain E&P operations. Statutes and regulations governing methane also increase the costs of our operations, and future climate change statutes and regulations may have an impact as well. Further, governmental authorities have considered or have begun to implement increased regulation of PFAS and potentially other emerging contaminants, which could adversely affect our operations as well as our customers’ operations. The regulation of these substances could increase or accelerate our financial obligations associated with leachate treatment as well as closure obligations, post-closure maintenance and other environmental remediation related to our solid waste facilities. Further, more stringent permitting obligations, including those relating to air and wastewater, as well as enhanced treatment of landfill leachate and landfill gas could adversely affect our operations in various ways, including without limitation, increased operational expenses as well as treatment and disposal costs, greater capital expenditures to meet control requirements, costs of compliance with permitting and health and safety requirements, and litigation risk.

We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity.

Governmental agencies may, among other things, impose fines or penalties on us relating to the conduct of our business, attempt to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations or as a result of third-party challenges, require us to install additional pollution control equipment or require us to remediate potential environmental problems relating to any real property that we or our predecessors ever owned, leased or operated or any waste that we or our predecessors ever collected, transported, disposed of or stored.  For example, see the discussion regarding the Elevated Temperature Landfill Event in Note 13, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Individuals, citizens groups, trade associations or environmental activists may also bring actions against us in connection with our current or former operations that could interrupt or limit the scope of our business or result in adverse judgments or settlements requiring substantial payments. For example, see the discussions regarding the Jefferson Parish, Louisiana Landfill Litigation, Chiquita Canyon Landfill Civil Litigation, and County of Los Angeles Litigation in Note 13, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.  Any adverse outcome in such proceedings could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and share price.

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

If we fail to comply with federal, state and provincial regulations, as applicable, governing the design, operation, expansion, closure and financial assurance of MSW, non-MSW and E&P waste landfills, we could be required to undertake investigatory or remedial activities, curtail operations or close such landfills temporarily or permanently. Future changes to these regulations, including an increased regulation of PFAS, may require us to modify, supplement or replace equipment or facilities, or perform additional corrective actions, at substantial costs.

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

We may also be liable for any on-site environmental contamination caused by pollutants or hazardous substances the transportation, treatment or disposal of which we or our predecessors arranged or conducted. Some environmental laws and regulations may impose strict, joint and several liability in connection with releases of regulated substances into the environment. New or increased regulation of substances, such as PFAS or other emerging contaminants, could also lead to increased or previously unauthorized remediation costs or litigation risk.  For example, in 2024, the EPA designated two of the most widely used PFAS as CERCLA hazardous substances, which could trigger additional obligations or liabilities under CERCLA or other laws and regulations. Therefore, in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties, including our predecessors. If we were to incur liability for environmental damage, environmental clean-ups, corrective action or damage not covered by insurance or in excess of the amount of our coverage, our financial condition or operating results could be materially adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Our business relies on computer systems to provide customer information, process customer transactions, communicate, and provide other general information necessary to manage our business. We also rely on a payment card industry-compliant third party to protect our customers’ credit card information.

We assess, identify and manage material risks from cybersecurity threats under our enterprise risk assessment framework, as well as several related policies and procedures addressing areas such as threat vulnerability management, cyber risk management, data protection and classification, network security, access control, incident response, security awareness, employee training and asset management. These policies and related standards require identification of all Information Technology (IT) and Operational Technology (OT) critical systems, assets and networks, and sufficient controls for IT and OT asset inventory, including responsibilities for assets, information owners, and asset disposition processes. From a security perspective, our Information Technology and Safety teams are responsible for protecting physical processes, safety, production, efficiency, and protection of employees. Our Information Security team is directed at protecting all aspects of data and how information is stored, transmitted, processed and used in business processes.

Our Information Security team of the Information Technology department has the direct responsibility for developing, monitoring and enforcing information security standards and procedures; reviewing and approving all network interconnections for compliance to security standards; and assisting, consulting and training individuals throughout the Company in the use of appropriate information security practices. This group is responsible for ensuring that all IT and OT systems, assets and networks are aligned with the parent company and affiliate cybersecurity framework. We engage independent third-party consultants from time to time to assess the adequacy of our cybersecurity measures and assist in implementing any appropriate actions to address any vulnerabilities identified. The Senior Vice President – Chief Information Officer, or CIO, who reports to the Executive Vice President and Chief Operating Officer, oversees this group and is responsible for managing the program, in collaboration with our business and functions. Our CIO has served in that role with us since 2004 and has extensive experience with cybersecurity and information technology at the Company.

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

Our Security Incident Response Plan is updated periodically and reviewed at least annually.  This plan includes guidelines for the escalation and communication of cybersecurity incidents, including a requirement to timely report to executive leadership and the Board of Directors based on an assessment of the risk and other specified criteria. We have established a cyber incident response team to prepare for, mitigate and remediate cybersecurity incidents, which is integrated within our enterprise crisis management framework.

Cybersecurity risks are integrated into our overall risk management process through the collaboration of the cybersecurity professionals and our risk management functions to assess threat levels at the subsidiary and parent company level and identify steps and resources appropriate to manage such risks. The Board of Directors oversees the management of risks from cybersecurity threats through regular reports received from the CIO, which include updates on our performance with preparing, preventing, detecting, responding to, mitigating and recovering from cybersecurity incidents. Should a cybersecurity threat or incident pose a significant risk to the Company, our processes provide that the CIO, through the CEO, as appropriate, would promptly inform the Board regarding any such threat or incident.

We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact.  While to date the Company has not detected a significant compromise of its information and operating systems, significant data loss or any material financial losses related to cybersecurity attacks, it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats. See Item 1A. Risk Factors, “We are increasingly dependent on technology, including through the use of Artificial Intelligence (AI), in our operations and a failure of our technology could impact our ability to service our customers and adversely affect our financial results, damage our reputation, and expose us to litigation risk.”

ITEM 2.  PROPERTIES

As of December 31, 2024, we owned 364 solid waste collection operations, 163 transfer stations, 65 MSW landfills, 20 E&P waste landfills and caverns, 16 non-MSW landfills, 89 recycling operations, four intermodal operations, 68 E&P liquid waste injection wells and 36 E&P waste treatment and oil recovery facilities, and operated, but did not own, an additional 59 transfer stations and 12 MSW landfills, in 46 states in the U.S. and six provinces in Canada. Non-MSW landfills accept construction and demolition, industrial and other non-putrescible waste. We lease certain of the sites on which these facilities are located. We lease various office facilities, including our combined corporate and regional offices in Woodbridge, Ontario, Canada, where we occupy approximately 15,000 square feet of space. In addition, we lease our administrative offices in The Woodlands, Texas, where we occupy approximately 117,000 square feet of space. We also maintain regional administrative offices in each of our segments. We own a variety of equipment, including waste collection and transportation vehicles, related support vehicles, double-stack rail cars, carts, containers, chassis and heavy equipment used in landfill, collection, transfer station, waste treatment and intermodal operations. We believe that our existing facilities and equipment are adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets in connection with future acquisitions.

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

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Waste Connections, Inc. is a corporation organized under the laws of Ontario, Canada.  In 2016, the predecessor corporation, Waste Connections, Inc., a Delaware corporation, entered into a business combination with Progressive Waste Solutions Ltd., a corporation organized under the laws of Ontario, Canada (“Progressive Waste” and the transaction, the “Progressive Waste acquisition”).  References to the “Company” and “Waste Connections” in this Annual Report on Form 10-K refer to the combined business after the business combination and to the Delaware corporation, now known as Waste Connections US, Inc., before the Progressive Waste acquisition.  All references to “dollars” or “$” used herein refer to U.S. dollars, and all references to “CAD $” used herein refer to Canadian dollars, unless otherwise stated.

Our common shares are listed on the New York Stock Exchange, or NYSE, and the Toronto Stock Exchange, or TSX, under the symbol “WCN”.

As of February 3, 2025, there were 70 holders of record of our common shares. Because many of our common shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

On February 12, 2025, we announced that our Board of Directors approved a regular quarterly cash dividend of $0.315 per common share. All dividends paid by us on our common shares after June 1, 2016 are designated as “eligible dividends” for Canadian federal income tax purposes and such treatment will continue unless a notification of change is posted on our website. Our Board of Directors will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. We cannot assure as to the amounts or timing of future dividends. We have the ability under our Revolving Credit Agreement (defined below) to repurchase our common shares and pay dividends provided we maintain specified financial ratios.

On July 23, 2024, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 12,901,981 of our common shares during the period of August 12, 2024 to August 11, 2025 or until such earlier time as the NCIB is completed or terminated at our option. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Executive Vice President and Chief Financial Officer at (832) 442-2200.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of our common shares, any share buyback taxes applicable and overall market conditions. All common shares purchased under the NCIB will be immediately cancelled following their repurchase. Information regarding the NCIB can be found under the section Normal Course Issuer Bid in Note 14, “Shareholders’ Equity,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Canada has recently implemented a two percent tax on repurchases of equity by publicly traded Canadian entities (the “Share Buyback Tax”). Generally, subject to a de minimis rule, the Share Buyback Tax is levied on the net value of our repurchased equity (being the fair market value of certain equity that is redeemed, acquired or cancelled by us in the taxation year less the fair market value of certain equity issued by us in the taxation year).  A purchase of common shares pursuant to the NCIB may subject us to Share Buyback Tax depending on the aggregate fair market value of the common shares purchased by us and the fair market value of equity issuances during such year.

Performance Graph

The following performance graph compares the total cumulative shareholder returns on our common shares over the past five fiscal years with the total cumulative returns for the S&P 500 Index, the S&P/TSX 60 Index and the Dow Jones U.S. Waste and Disposal Services Index.

The graph depicts a five-year comparison of cumulative total returns for our common shares. The graph assumes an investment of $100 in our common shares on December 31, 2019, and the reinvestment of all dividends. This chart has been calculated in compliance with SEC requirements and prepared by S&P Global Inc. using the USD index in the case of the S&P/TSX 60 Index.

This graph with the accompanying text is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Base	Indexed Returns
	Period	Years Ending
Company Name / Index	Dec19	Dec20	Dec21	Dec22	Dec23	Dec24
Waste Connections, Inc.	$100	$113.86	$152.33	$149.25	$169.36	$195.99
S&P 500 Index	$100	$118.40	$152.39	$124.79	$157.59	$197.02
S&P/TSX 60 Index	$100	$107.45	$138.76	$121.29	$139.65	$154.98
Dow Jones U.S. Waste & Disposal Services Index	$100	$106.56	$148.97	$140.91	$165.99	$197.91

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

We make statements in this Annual Report on Form 10-K that are forward-looking in nature.  These include:

●	Statements regarding our landfills, including capacity, duration, special projects, demand for and pricing of recyclables, estimated closure and post-closure liabilities, landfill alternatives and related capital expenditures, operating expenses, leachate and the ETLF event at the Chiquita Canyon Landfill;
●	Discussion of competition, loss of contracts, price increases and additional exclusive and/or long-term collection service arrangements;
●	Forecasts of cash flows necessary for operations and free cash flow to reduce leverage as well as our ability to draw on our credit facility and access the capital markets to refinance or expand;
●	Statements regarding our ability to access capital resources or credit markets;
●	Plans for, and the amount of, certain capital expenditures for our existing and newly acquired properties and equipment;
●	Statements regarding fuel, oil and natural gas demand, prices, and price volatility;
●	Assessments of regulatory developments and potential changes in environmental, health, safety and tax laws and regulations; and
●	Other statements on a variety of topics such as inflation, credit risk of customers, seasonality, labor/pension costs and labor union activity, employee retention costs, operational and safety risks, acquisitions, dividends, litigation developments and results, goodwill impairments, insurance costs and cybersecurity threats.

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

Executive Overview

We are an integrated solid waste services company that provides non-hazardous waste collection, transfer and disposal services, including by rail, along with resource recovery primarily through recycling and renewable fuels generation, in mostly exclusive and secondary markets across 46 states in the U.S. and six provinces in Canada. Waste Connections also provides non-hazardous E&P waste treatment, recovery and disposal services in several basins across the U.S. and Canada, as well as intermodal services for the movement of cargo and solid waste containers in the Pacific Northwest.

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

2024 Financial Performance

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

Operating Results

Revenues in 2024 increased 11.2% to $8.920 billion from $8.022 billion in 2023. Acquisitions closed during, or subsequent to, the prior year, net of divestitures, accounted for $529 million in incremental revenues in 2024.  Excluding the impact of such acquisitions, revenues increased 4.6% due predominantly to higher internal growth in solid waste.  Solid waste internal growth was up 4.4%, due to higher price increases and higher recycled commodities, partially offset by lower surcharges and lower volumes. Pricing growth was 6.6%, with core pricing up 7.1%, with offsets from lower materials and environmental surcharges of 0.5%.  Volumes decreased by 2.9% due primarily to the intentional shedding of lower quality revenue, including through the purposeful non-renewal of certain residential hauling contracts, partially offset by increases in the quantity and value of recycled commodities of 0.7%. In addition, overall growth included 0.3% from increased E&P waste activity and 0.3% from increases in landfill gas sales, including renewable energy credits, and other revenue.  Foreign exchange impacts resulted in a 0.2% decrease to overall growth.

Net income attributable to Waste Connections decreased 19.0% to $617.6 million in 2024, from $762.8 million in 2023, principally as a result of impairments and other operating items, which increased to $613.0 million in 2024 from $238.8 million in 2023.  In 2024, adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, a non-GAAP financial measure (refer to page 76 of this Annual Report on Form 10-K for a definition and reconciliation to Net income attributable to Waste Connections), increased 15.0% to $2.902 billion, from $2.523 billion in 2023. As a percentage of revenue, adjusted EBITDA increased from 31.5% in 2023, to 32.5% in 2024. This 1.0 percentage point increase reflects price-led organic growth in solid waste exceeding cost inflation and lower cost of fuel during the year, along with higher recycled commodity, E&P waste and landfill gas revenues.  Adjusted net income attributable to Waste Connections, a non-GAAP financial measure (refer to page 77 of this Annual Report on Form 10-K for a definition and reconciliation to Net income attributable to Waste Connections), in 2024 increased 14.6% to $1.239 billion from $1.081 billion in 2023.

Net Cash from Operations and Adjusted Free Cash Flow

Net cash provided by operating activities increased 4.8% to $2.229 billion in 2024, from $2.127 billion in 2023, on increases in cash interest from $260.9 million to $298.9 million and increases in cash taxes from $207.0 million to $216.0 million. Capital expenditures for property and equipment increased from $934.0 million in 2023 to $1.056 billion in 2024. Adjusted free cash flow, a non-GAAP financial measure (refer to page 75 of this Annual Report on Form 10-K for a definition and reconciliation to Net cash provided by operating activities) was $1.218 billion in 2024, as compared to $1.224 billion in 2023. Adjusted free cash flow as a percentage of revenues was 13.7% in 2024, as compared to 15.3% in 2023.

Return of Capital and Distributions to Shareholders

In 2024, we distributed $302.3 million to shareholders through cash dividends declared by our Board of Directors, which also increased the quarterly cash dividend by 10.5%, from $0.285 to $0.315 per common share in October 2024. Cash dividends increased $31.7 million, or 11.7%, from $270.6 million in 2023 due to an 11.8% increase in the quarterly cash dividend declared by our Board of Directors in October 2023, followed by the additional increase in October 2024.  Our Board of Directors intends to review the quarterly dividend during the fourth quarter of each year, with a long-term objective of increasing the amount of the dividend. We expect the amount of capital we return to shareholders through share repurchases to vary depending on our financial condition and results of operations, capital structure, the amount of cash we deploy on acquisitions, expectations regarding the timing and size of acquisitions, the market price of our common shares, and overall market conditions. We cannot assure as to the amounts or timing of future dividends or share repurchases. We have the ability under our Revolving Credit Agreement to repurchase our common shares and pay dividends provided that we maintain specified financial ratios.

Capital Position

We target a Leverage Ratio, as defined in our Revolving Credit Agreement, of approximately 2.5x – 3.0x total debt to EBITDA. The Leverage Ratio is a non-GAAP ratio (refer to page 77 of this Annual Report on Form 10-K for more information on this ratio). Higher debt resulting from acquisition outlays during 2024 were largely offset by higher EBITDA in 2024, resulting in a nominal increase in our Leverage Ratio from 2.60x at December 31, 2023 to 2.67x at December 31, 2024.  Cash balances decreased from $78.4 million at December 31, 2023 to $62.4 million at December 31, 2024, and we had $778 million of remaining borrowing capacity under our Revolving Credit Agreement, which matures in February 2029.  In total, we had $1.364 billion in prepayable debt outstanding at December 31, 2024.

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

Income taxes. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. If our judgment and estimates concerning assumptions made in calculating our expected future income tax rates are incorrect, our deferred income tax assets and liabilities would change. Based on our deferred income tax liability balance at December 31, 2024, each 0.1 percentage point change to our expected future income tax rates would change our deferred income tax liability balance and income tax expense by approximately $3.7 million.

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

Final capping, closure and post-closure obligations. We accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and the landfills that we operate, but do not own, under life-of-site agreements. We could have additional material financial obligations relating to final capping, closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future. Our discount rate assumption for purposes of computing 2024 and 2023 “layers” for final capping, closure and post-closure obligations is based on our long-term credit adjusted risk free rate.  Our discount rate was 5.50% for each of 2024 and 2023.  Our long-term inflation rate assumption was 2.75% for each of the years ended December 31, 2024 and 2023. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill final capping, closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations. In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical. In 2023, we recorded an additional $159.5 million of charges to adjust the carrying value of a closure and post-closure liability at an area of a landfill site that has been deemed to reach final capacity. Furthermore, during the quarter ended December 31, 2024, we recorded an additional $480.8 million of charges to adjust the carrying value of the closure and post-closure liability at the same landfill, which ceased active waste disposal operations as of December 31, 2024. Additionally, changes in regulatory or legislative requirements could increase our costs related to our landfills, resulting in a material adverse effect on our financial condition and results of operations.

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

As part of our goodwill impairment test, we estimate the fair value of each of our reporting units using discounted cash flow analyses.  Our reporting units consisted of our six geographic solid waste operating segments at December 31, 2024, 2023 and 2022.  We compare the fair value of each reporting unit with the carrying value of the net assets assigned to the reporting unit. If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results. If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In testing indefinite-lived intangible assets for impairment, we compare the estimated fair value of each indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in our Consolidated Statements of Net Income.

Discounted cash flow analyses require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows, growth rates and income tax rates. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization. For our impairment testing of our operating segments for the year ended December 31, 2024, we determined that the indicated fair value of each of our reporting units exceeded their carrying value in excess of 200% and, therefore, we did not record an impairment charge. The detailed results of our 2024, 2023 and 2022 impairment tests are described in Note 3 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

	Years Ended December 31,
	2024	2023	2022
Commercial	$2,670,549	$2,476,891	$2,176,295
Residential	2,258,911	2,125,068	1,891,108
Industrial and construction roll off	1,403,313	1,333,020	1,183,624
Total collection	6,332,773	5,934,979	5,251,027
Landfill	1,557,872	1,483,397	1,328,942
Transfer	1,349,080	1,198,385	1,026,050
Recycling	241,873	147,039	204,876
E&P	521,504	232,211	210,562
Intermodal and other	191,887	171,721	188,471
Intercompany	(1,275,398)	(1,145,781)	(998,069)
Total	$8,919,591	$8,021,951	$7,211,859

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers’ compensation, vehicle and equipment insurance, insurance and employee group health claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our significant costs of operations in 2024 were labor, employee benefits, third-party disposal and transportation, vehicle, equipment and property maintenance, taxes and fees, risk management and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers’ compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. We carry insurance for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability and directors’ and officers’ liability as well as for employee group health claims, property and workers’ compensation. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

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

Presentation of Results of Operations, Segment Reporting, and Liquidity and Capital Resources

The following discussion and analysis of our Results of Operations, Segment Reporting, and Liquidity and Capital Resources includes a comparison for the year ended December 31, 2024 to the year ended December 31, 2023. A similar discussion and analysis that compares the year ended December 31, 2023 to the year ended December 31, 2022 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

The following table sets forth items in our Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2024	% of Revenues	2023	% of Revenues
Revenues	$8,919,591	100.0%	$8,021,951	100.0%
Cost of operations	5,191,706	58.2	4,744,513	59.1
Selling, general and administrative	883,445	9.9	799,119	10.0
Depreciation	974,001	10.9	845,638	10.5
Amortization of intangibles	189,768	2.1	157,573	2.0
Impairments and other operating items	613,012	6.9	238,796	3.0
Operating income	1,067,659	12.0	1,236,312	15.4

Interest expense	(326,804)	(3.7)	(274,642)	(3.4)
Interest income	11,607	0.1	9,350	0.1
Other income, net	10,471	0.1	12,481	0.2
Income tax provision	(146,363)	(1.6)	(220,675)	(2.8)
Net income	616,570	6.9	762,826	9.5
Net loss (income) attributable to noncontrolling interests	1,003	0.0	(26)	(0.0)
Net income attributable to Waste Connections	$617,573	6.9%	$762,800	9.5%

Years Ended December 31, 2024 and 2023

Revenues.  Total revenues increased $897.6 million, or 11.2%, to $8.920 billion for the year ended December 31, 2024, from $8.022 billion for the year ended December 31, 2023.

Acquisitions closed during, or subsequent to, the year ended December 31, 2023, increased revenues by $537.3 million, for the year ended December 31, 2024.

Operations that were divested in 2024 and the full year impact of operations that were divested in 2023, decreased revenues by $8.1 million, for the year ended December 31, 2024.

During the year ended December 31, 2024, the net increase in prices charged to our customers at our existing operations was $506.4 million, consisting of $539.0 million of core price increases and decreases in surcharges of $32.6 million.

During the year ended December 31, 2024, we recognized volume losses totaling $222.5 million, resulting from lower residential collection volumes due primarily to the purposeful shedding of certain low-margin municipal contracts in our Southern, Eastern and Canada segments, lower commercial revenues and a decrease in roll off volumes.

E&P waste revenues at facilities owned during the years ended December 31, 2024 and 2023 increased $25.3 million, due to increases in overall demand for our E&P waste services as a result of increases in drilling and production activity levels in certain basins.

Revenues from sales of recyclable commodities at facilities owned during the years ended December 31, 2024 and 2023 increased $54.0 million. The increase was primarily attributable to higher average commodity pricing for old corrugated cardboard and other paper products as compared to the prior period.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $14.9 million for the year ended December 31, 2024. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7298 and 0.7410 for the years ended December 31, 2024 and 2023, respectively.

Other revenues increased $20.1 million during the year ended December 31, 2024, due primarily to a $24.9 million increase in landfill gas revenues on higher values for renewable energy credits and higher landfill gas volumes and a $2.1 million increase in other non-core revenue sources, partially offset by a $6.9 million decrease in intermodal revenues.

Cost of Operations.  Total cost of operations increased $447.2 million, or 9.4%, to $5.192 billion for the year ended December 31, 2024, from $4.745 billion for the year ended December 31, 2023. The increase was primarily the result of $256.2 million of additional operating costs from acquisitions closed during, or subsequent to, the year ended December 31, 2023, and an increase in operating costs at our existing operations of $202.1 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $7.7 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $3.4 million from operations divested during, or subsequent to, the year ended December 31, 2023.

The increase in operating costs of $202.1 million, assuming foreign currency parity, at our existing operations for the year ended December 31, 2024, consisted of higher labor and recurring incentive compensation expenses of $80.4 million, an increase in risk management expenses of $41.2 million due to higher claim and premium costs, an increase in truck, container, equipment and facility maintenance and repair expenses of $22.4 million, an increase in disposal costs of $19.3 million, an increase in benefits costs of $16.4 million, an increase in trucking costs of $16.3 million, an increase in leachate costs of $13.8 million, an increase in taxes on revenues of $11.5 million as a result of increased revenues, an increase in post-closure liability interest accretion expense of $7.1 million, an increase in facility and equipment rental and other recurring facility costs of $4.5 million, an increase in landfill monitoring and maintenance costs of $3.3 million and a net increase of other expenses of $8.8 million, partially offset by a decrease in fuel expense of $18.3 million due to lower diesel and natural gas prices, a decrease in subcontract expense of $17.0 million and a decrease in fees paid for the processing of recyclable materials of $7.6 million primarily as a result of higher commodity values.

Cost of operations as a percentage of revenues decreased 0.9 percentage points to 58.2% for the year ended December 31, 2024, from 59.1% for the year ended December 31, 2023. The decrease as a percentage of revenues was primarily driven by the impact of price-led revenue growth, contributions from an increase in higher landfill gas sales, a 0.4 percentage point decrease due to the impact of acquisitions having lower operating costs as a percentage of revenue as compared to existing operations, a 0.4 percentage point decrease in fuel costs due to lower diesel and natural gas prices, a 0.2 percentage point decrease in disposal costs due to increased internalization in certain markets, a 0.2 percentage point decrease in subcontract costs and a 0.1 percentage point decrease due to lower costs associated with other expenses, partially offset by a 0.4 percentage point increase in risk management expenses.

SG&A.  SG&A expenses increased $84.3 million, or 10.6%, to $883.4 million for the year ended December 31, 2024, from $799.1 million for the year ended December 31, 2023. The increase was comprised of an increase of $48.0 million, assuming foreign currency parity, at our existing operations and $37.7 million from acquisitions closed during, or subsequent to, the year ended December 31, 2023, partially offset by a decrease of $1.4 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in SG&A expenses at our existing operations of $48.0 million, assuming foreign currency parity, for the year ended December 31, 2024 was comprised of an increase in administrative payroll expenses of $15.7 million, an increase in direct acquisition expenses of $15.4 million due to an increase in acquisition activity in the current period, an increase in professional fees of $11.5 million, a collective increase in travel, meetings and training expenses of $9.0 million, an increase in incentive compensation expense of $4.8 million, an increase in benefits costs of $3.2 million and $4.5 million of other net expense increases, partially offset by a decrease in executive separation costs of $16.1 million.

SG&A expenses as a percentage of revenues decreased 0.1 percentage points to 9.9% for the year ended December 31, 2024, from 10.0% for the year ended December 31, 2023. The decrease as a percentage of revenues was primarily driven by a 0.2 percentage point decrease in executive separation costs and a 0.1 percentage point decrease due to the impact of acquisitions having lower SG&A costs as a percentage of revenue as compared to existing operations, partially offset by a 0.2 percentage point increase in direct acquisition expenses due to an increase in acquisition activity as compared to the prior period.

Depreciation.  Depreciation expense increased $128.4 million, or 15.2%, to $974.0 million for the year ended December 31, 2024, from $845.6 million for the year ended December 31, 2023. The increase was comprised of an increase in depreciation and depletion expense of $92.2 million from acquisitions closed during, or subsequent to, the year ended December 31, 2023, an increase in depreciation expense of $35.9 million from the impact of additions to our fleet and equipment purchased to support our existing operations and an increase of $2.3 million in depletion expense, partially offset by a decrease of $1.8 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $0.2 million from operations divested during, or subsequent to, the year ended December 31, 2023.

Depreciation expense as a percentage of revenues increased 0.4 percentage points to 10.9% for the year ended December 31, 2024, from 10.5% for the year ended December 31, 2023. The increase as a percentage of revenues was primarily attributable to acquisitions closed during, or subsequent to, the year ended December 31, 2023 having higher depreciation expense as a percentage of revenue than our company average, partially offset by the impact of decreased depletion expenses as a result of lower landfill volumes.

Amortization of Intangibles.  Amortization of intangibles expense increased $32.2 million, or 20.4%, to $189.8 million for the year ended December 31, 2024, from $157.6 million for the year ended December 31, 2023. The increase was the result of $49.0 million from intangible assets acquired in acquisitions closed during, or subsequent to, the year ended December 31, 2023, partially offset by a decrease of $16.3 million from certain intangible assets becoming fully amortized subsequent to December 31, 2023 and a decrease of $0.5 million due to a lower average foreign currency exchange rate in effect during the current period.

Amortization of intangibles expense as a percentage of revenues increased 0.1 percentage points to 2.1% for the year ended December 31, 2024, from 2.0% for the year ended December 31, 2023. The increase as a percentage of revenues was primarily attributable to acquisitions closed during, or subsequent to, the year ended December 31, 2023 having higher amortization expense as a percentage of revenue than our company average, partially offset by price-driven revenue increases in our solid waste services.

Impairments and Other Operating Items.  Impairments and other operating items increased $374.2 million, to net losses totaling $613.0 million for the year ended December 31, 2024, from net losses totaling $238.8 million for the year ended December 31, 2023.

During and prior to the year ended December 31, 2024, we worked to address regulatory constraints related to the active waste disposal operations that were preventing our Chiquita Canyon Landfill (“Chiquita”) from continuing to receive and manage waste from its customers. The primary constraints were tonnage limitations effective January 1, 2025 and the final permit approval needed for Chiquita to access otherwise permitted and constructed airspace. Without any  resolution of these matters, we determined it was no longer economically feasible to operate Chiquita and made the decision to cease active waste disposal operations as of December 31, 2024. As a result, it became necessary to record charges of $480.8 million to adjust the carrying value of the landfill closure and post-closure liability and record an impairment charge of $116.1 million to adjust the carrying value of the landfill.  See “Accounting for landfills” and “Final  capping, closure and post-closure obligations” within “Critical Accounting Estimates and Assumptions” included in Item 7 of Part II – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The remaining net losses of $16.1 million recorded during the year ended December 31, 2024 consisted of $14.3 million of net losses on the disposal of property and equipment and uninsured damages to an operating facility, $2.8 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date and $1.5 million of other net losses, partially offset by net gains of $2.5 million on settlement of litigation.

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

Operating Income.  Operating income decreased $168.7 million, or 13.6%, to $1.068 billion for the year ended December 31, 2024, from $1.236 billion for the year ended December 31, 2023.

The decrease in our operating income for the year ended December 31, 2024 was due primarily to an increase in impairments and other operating items, an increase in risk management costs and an increase in direct acquisition expenses associated with increased acquisition activity as compared to the prior year period, partially offset by price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2023, contributions from higher recyclable commodity pricing, operating income contributions from increased renewable energy credits associated with the generation of landfill gas, an increase in earnings at our E&P waste operations and lower executive separation costs.

Operating income as a percentage of revenues decreased 3.4 percentage points to 12.0% for the year ended December 31, 2024, from 15.4% for the year ended December 31, 2023.  The decrease as a percentage of revenues was comprised of a 3.9 percentage point increase in impairments and other operating items, a 0.4 percentage point increase in depreciation expense and a 0.1 percentage point increase in amortization expense, partially offset by a 0.9 percentage point decrease in cost of operations and a 0.1 percentage point decrease in selling, general and administrative expenses.

Interest Expense.  Interest expense increased $52.2 million, or 19.0%, to $326.8 million for the year ended December 31, 2024, from $274.6 million for the year ended December 31, 2023. The increase was primarily attributable to an increase of $32.2 million from the issuance of $750.0 million of senior unsecured notes during the year ended December 31, 2024, an increase of $8.9 million from the issuance of CAD $500.0 million of senior unsecured notes during the year ended December 31, 2024, an increase of $8.7 million due to an increase in the average borrowings outstanding under our credit facilities during the year ended December 31, 2024 and $3.2 million of other net expense increases, partially offset by a decrease of $0.8 million from lower interest rates on borrowings outstanding during the comparable periods.

Interest Income.  Interest income increased $2.2 million, or 24.1%, to $11.6 million for the year ended December 31, 2024, from $9.4 million for the year ended December 31, 2023. The increases were primarily attributable to higher average investment rates in the current periods.

Other Income, Net.  Other income, net decreased $2.0 million, or 16.1%, to an income total of $10.5 million for the year ended December 31, 2024, from an income total of $12.5 million for the year ended December 31, 2023.

Other income of $10.5 million recorded during the year ended December 31, 2024 consisted of $12.0 million from a gain on sale of certain investments, $2.8 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations and $0.7 million of other income, partially offset by $2.7 million from a decrease in the average foreign currency exchange rate in effect during the comparable reporting period and $2.3 million from the write off of unamortized loan fees as a result of the early extinguishment of our 2021 Revolving and Term Credit Agreement and 2022 Term Loan Agreement.

Other income of $12.5 million recorded during the year ended December 31, 2023 consisted of $4.3 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations, a $4.2 million reduction to certain accrued liabilities acquired in an acquisition closed in a prior year period, $3.6 million in other net income sources and $0.4 million from an increase in the average foreign currency exchange rate in effect during the comparable reporting period.

Income Tax Provision.  Income taxes decreased $74.3 million, to $146.4 million for the year ended December 31, 2024, from $220.7 million for the year ended December 31, 2023. Our effective tax rate for the year ended December 31, 2024 was 19.2%. Our effective tax rate for the year ended December 31, 2023 was 22.4%.

The income tax provision for the year ended December 31, 2024 included a benefit of $5.8 million from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

Segment Reporting

We manage our operations through the following six geographic solid waste operating segments: Western, Southern, Eastern, Central, Canada and MidSouth. Our six geographic solid waste operating segments comprise our reportable segments.  Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Certain corporate or regional overhead expense allocations may affect comparability of the segment information presented herein on a period-over-period basis.

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

Summarized financial information for our reportable segments are shown in the following tables in thousands of U.S. dollars and as a percentage of total segment revenue for the periods indicated:

Years Ended		Segment		EBITDA
December 31, 2024	Revenue	Expenses	EBITDA	Margin
Western	$1,798,669	$1,277,911	$520,758	29.0%
Southern	1,757,193	1,200,768	556,425	31.7%
Eastern	1,564,211	1,146,988	417,223	26.7%
Central	1,514,902	972,101	542,801	35.8%
Canada	1,260,980	709,501	551,479	43.7%
MidSouth	1,023,636	740,227	283,409	27.7%
Corporate(a)	—	27,655	(27,655)	—
	$8,919,591	$6,075,151	$2,844,440	31.9%

Years Ended		Segment		EBITDA
December 31, 2023	Revenue	Expenses	EBITDA	Margin
Western	$1,669,289	$1,186,084	$483,205	28.9%
Southern	1,642,274	1,124,272	518,002	31.5%
Eastern	1,380,233	1,027,172	353,061	25.6%
Central	1,440,157	927,874	512,283	35.6%
Canada	995,842	605,178	390,664	39.2%
MidSouth	894,156	648,020	246,136	27.5%
Corporate(a)	—	25,032	(25,032)	—
	$8,021,951	$5,543,632	$2,478,319	30.9%
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

Significant changes in revenue, segment expenses and EBITDA for our reportable segments for the year ended December 31, 2024, compared to the year ended December 31, 2023, are discussed below.

Western

Revenue increased $129.4 million to $1.799 billion for 2024, from $1.669 billion for 2023, due to price increases, contributions from acquisitions, increases in residential and roll off collection volumes and an increase in recyclable commodity revenues as compared to the prior period due to an increase in commodity values, partially offset by decreased intermodal revenue.

Segment expenses increased $91.8 million to $1.278 billion for 2024, from $1.186 billion for 2023 due to an increase in expenses from acquisitions closed during the comparable periods, increases in operating costs associated with higher collection volumes, wage and benefits cost increases, higher risk management expenses, increases in allocated corporate overhead and higher leachate management costs, partially offset by a decrease in recycle processing costs and a decrease in fuel expenses.

EBITDA increased $37.6 million to $520.8 million, or a 29.0% EBITDA margin for 2024, from $483.2 million, or a 28.9% EBITDA margin for 2023. The increase in our EBITDA margin was due to contributions from improved recyclable commodity values, the benefits of lower fuel costs due to lower diesel and natural gas prices, and a decrease in other operating costs relative to revenue, partially offset by an increase in post-closure liability interest accretion expense, increased risk management costs and higher trucking expenses associated with volumes.

Southern

Revenue increased $114.9 million to $1.757 billion for 2024, from $1.642 billion for 2023, due to solid waste price increases, contributions from acquisitions, increased E&P waste revenues attributable to increases in the demand for our E&P waste services and an increase in recyclable commodity revenues as compared to the prior period due to an increase in commodity values, partially offset by lower residential collection volumes due to the purposeful non-renewal of collection contracts, lower commercial collection volume and a decrease in landfill volumes.

Segment expenses increased $76.5 million to $1.201 billion for 2024, from $1.124 billion for 2023 due to an increase in expenses from acquisitions closed during the comparable periods, increased wages and benefits costs, higher risk management costs, increased leachate expenses, higher trucking expenses associated with an increase in transfer volumes, an increase in truck, container, equipment and facility maintenance and repair expenses, increases in allocated corporate overhead and other operating costs partially offset by a decrease in subcontracting costs, lower disposal expense and a decrease in fuel expenses.

EBITDA increased $38.4 million to $556.4 million, or a 31.7% EBITDA margin for 2024, from $518.0 million, or a 31.5% EBITDA margin for 2023. The increase in our EBITDA margin was due to price-led increases in solid waste revenue, the purposeful non-renewal of certain residential contracts with lower EBITDA margin than our segment average, the impact of acquisitions having higher EBITDA margins than our segment average, the benefits of lower fuel costs due to lower diesel and natural gas prices and contributions from increased E&P volumes, partially offset by higher risk management costs and benefits expenses relative to revenue.

Eastern

Revenue increased $184.0 million to $1.564 billion for 2024, from $1.380 billion for 2023, due to contributions from acquisitions, price increases, an increase in recyclable commodity revenues as compared to the prior period due to an increase in commodity values and higher landfill volumes, partially offset by decreased residential and commercial service revenues, lower roll off volumes and a decrease in transfer volumes.

Segment expenses increased $119.8 million to $1.147 billion for 2024, from $1.027 billion for 2023 due to an increase in expenses from acquisitions closed during the comparable periods, an increase in truck, container, equipment and facility maintenance and repair expenses, higher risk management expenses, higher disposal and an increase in wages, partially offset by decreased trucking costs due to lower transfer volumes.

EBITDA increased $64.1 million to $417.2 million, or a 26.7% EBITDA margin for 2024, from $353.1 million, or a 25.6% EBITDA margin for 2023. The increase in our EBITDA margin was due primarily to price-led increases in revenue, increased internalization in certain markets and lower wages and benefits expenses relative to revenue, partially offset by the impact of acquisitions having lower EBITDA margins than our segment average and an increase in risk management expenses relative to revenue.

Central

Revenue increased $74.7 million to $1.515 billion for 2024, from $1.440 billion for 2023, due to price increases, an increase in recyclable commodity revenues as compared to the prior period due to an increase in commodity values, contributions from acquisitions, partially offset by lower post-collection volumes and a decrease in residential and commercial collection volumes.

Segment expenses increased $44.2 million to $972.1 million for 2024, from $927.9 million for 2023 due to increased wages and benefits expenses, higher trucking costs, increased disposal rates charged by third-party landfills, higher risk management expenses, an increase in truck, container, equipment and facility maintenance and repair expenses and an increase in allocated corporate overhead, partially offset by a decrease in fuel expenses and a decrease in recycle processing costs.

EBITDA increased $30.5 million to $542.8 million, or a 35.8% EBITDA margin for 2024, from $512.3 million, or a 35.6% EBITDA margin for 2023. The increase in our EBITDA margin was due to price-led revenue growth, the benefits of lower fuel costs due to lower diesel and natural gas prices and contributions from improved recyclable commodity values, partially offset by higher risk management costs and benefits expenses relative to revenue.

Canada

Revenue increased $265.1 million to $1.261 billion for 2024, from $995.8 million for 2023, due to contributions from acquisitions, price increases, an increase in landfill gas revenues, an increase in recyclable commodity revenues as compared to the prior period due to an increase in commodity values and increased landfill volumes, partially offset by a decrease in commercial and residential collection volumes.

Segment expenses increased $104.3 million to $709.5 million for 2024, from $605.2 million for 2023 due to an increase in expenses from acquisitions closed during the comparable periods, increases in allocated corporate overhead, higher wage costs and an increase in risk management expenses and other operating costs, partially offset by a decrease in fuel costs.

EBITDA increased $160.8 million to $551.5 million, or a 43.7% EBITDA margin for 2024, from $390.7 million, or a 39.2% EBITDA margin for 2023. The increase in our EBITDA margin was due to the impact of acquisitions having higher EBITDA margins than our segment average, price-led increases in revenue, contributions from higher landfill gas revenues and the benefits of lower fuel costs due to lower diesel and natural gas prices, partially offset by higher risk management expenses relative to revenue.

MidSouth

Revenue increased $129.5 million to $1.024 billion for 2024, from $894.2 million for 2023, due to contributions from acquisitions, price increases, an increase in recyclable commodity revenues as compared to the prior period due to an increase in commodity values and higher landfill gas revenues, partially offset by a decrease in collection and landfill volumes.

Segment expenses increased $92.2 million to $740.2 million for 2024, from $648.0 million for 2023 due to an increase in expenses from acquisitions closed during the comparable periods, higher wage and benefits expenses, increases in allocated corporate overhead and an increase in risk management expenses, partially offset by a decrease in recycle processing costs.

EBITDA increased $37.3 million to $283.4 million, or a 27.7% EBITDA margin for 2024, from $246.1 million, or a 27.5% EBITDA margin for 2023. The increase in our EBITDA margin was due primarily to price-led revenue growth, the impact of acquisitions having higher EBITDA margins than our segment average, contributions from improved recyclable commodity values and the benefits of lower fuel costs due to lower diesel and natural gas prices, partially offset by an increase in wage and benefits expenses and higher risk management costs relative to revenue.

Corporate

Segment expenses increased $2.7 million to $27.7 million for 2024, from $25.0 million for 2023, due to an increase in direct acquisition expenses associated with an increase in acquisition activity, higher professional fees, increased administrative payroll costs to support continued growth in the business and increased incentive and deferred compensation costs, partially offset by increased allocation of costs to our operating segments and a decrease in executive separation costs incurred in the prior period. EBITDA decreased $2.7 million in 2024 as compared to the prior period due to the increase in segment expenses.

Liquidity and Capital Resources

The following table sets forth certain cash flow information for the years ended December 31, 2024 and 2023 (in thousands of U.S. dollars):

	2024	2023
Net cash provided by operating activities	$2,228,927	$2,126,817
Net cash used in investing activities	(3,159,176)	(1,581,079)
Net cash provided by (used in) financing activities	944,945	(544,405)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(561)	1,341
Net increase in cash, cash equivalents and restricted cash	14,135	2,674
Cash, cash equivalents and restricted cash at beginning of year	184,038	181,364
Cash, cash equivalents and restricted cash at end of year	$198,173	$184,038

Operating Activities Cash Flows

Net cash provided by operating activities increased $102.1 million to $2.229 billion for the year ended December 31, 2024, from net cash provided by operating activities of $2.127 billion for the year ended December 31, 2023.  The significant components of the increase included the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $374.6 million from an increase in net income, excluding depreciation, amortization of intangibles, share-based compensation, adjustments to closure and post-closure liabilities, adjustments to and payments of contingent consideration, interest accretion and loss on disposal of assets and impairments, due primarily to price increases, earnings from acquisitions closed during, or subsequent to, the year ended December 31, 2023, contributions from higher recyclable commodity pricing, an increase in renewable energy credits associated with the generation of landfill gas and an increase in earnings at our E&P waste operations.
2)	Accounts receivable — Our increase in net cash provided by operating activities was favorably impacted by $10.0 million from accounts receivable as changes in accounts receivable resulted in a decrease to operating cash flows of $10.6 million for the year ended December 31, 2024, compared to a decrease to operating cash flows of $20.6 million for the year ended December 31, 2023. The decrease for the year ended December 31, 2024 was due to increases in revenue, which remained as outstanding receivables at December 31, 2024, partially offset by an improvement in collections. The decrease for the year ended December 31, 2023 was due to increases in revenue, which remained as outstanding receivables at the end of the period.
3)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was favorably impacted by $2.6 million from accounts payable and accrued liabilities as changes in accounts payable and accrued liabilities resulted in an increase to operating cash flows of $56.7 million for the year ended December 31, 2024, compared to an increase to operating cash flows of $54.1 million for the year ended December 31, 2023. The increase for the year ended December 31, 2024 was due primarily to an increase in accrued insurance costs, an increase in accrued interest due to the timing of interest payments, partially offset by a decrease in outstanding obligations to vendors. The increase for the year ended December 31, 2023 was due primarily to an increase in accrued insurance costs, an increase in accrued compensation costs, an increase in accrued interest due to the timing of interest payments, an increase in property taxes attributable to payment timing and an increase in outstanding obligations to vendors, partially offset by a decrease from the timing of tax payments.
4)	Closure and post-closure expenditures — Our increase in net cash provided by operating activities was unfavorably impacted by $208.5 million from an increase in payments for closure and post-closure activities as changes in expenditures for these items resulted in a decrease to operating cash flows of $247.9 million for the year ended December 31, 2024, compared to a decrease in operating cash flows of $39.4 million for the year ended December 31, 2023.

5)	Deferred income taxes — Our increase in net cash provided by operating activities was unfavorably impacted by $63.6 million from deferred income taxes as changes in deferred income taxes resulted in a decrease to operating cash flows of $57.3 million for the year ended December 31, 2024, compared to an increase to operating cash flows of $6.3 million for the year ended December 31, 2023. The decrease for the year ended December 31, 2024 was attributable to capital expenditures providing tax benefits resulting from accelerated depreciation and tax benefits resulting from payments for closure and post-closure activities in the period. The increase for the year ended December 31, 2023 was primarily due to accelerated tax depreciation from capital expenditures.
6)	Prepaid expenses — Our increase in net cash provided by operating activities was unfavorably impacted by $24.6 million from prepaid expenses as changes in prepaid expenses resulted in a decrease to operating cash flows of $14.3 million for the year ended December 31, 2024, compared to an increase to operating cash flows of $10.3 million for the year ended December 31, 2023. The decrease for the year ended December 31, 2024 was due primarily to an increase in prepaid income tax payments. The increase for the year ended December 31, 2023 was due primarily to decreased prepaid income tax payments, partially offset by a net increase in prepaids related to insurance claims and premium payments.

At December 31, 2024, we had a working capital deficit of $651.9 million, including cash and equivalents of $62.4 million.  Our working capital deficit increased $105.8 million from a working capital deficit of $546.1 million at December 31, 2023 including cash and equivalents of $78.4 million, due primarily to an increase in the short-term portion of closure and post closure accruals, increases in accounts payable and accrued liabilities driven by an increase in accrued insurance costs and an increase in outstanding obligations to vendors, an increase in deferred revenue and a decrease in cash and cash equivalents, partially offset by an increase in accounts receivables as a result of increases in revenue, a decrease in outstanding liabilities for contingent consideration and an increase in prepaid expenditures. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Revolving Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $1.578 billion to $3.159 billion for the year ended December 31, 2024, from $1.581 billion for the year ended December 31, 2023. The significant components of the increase included the following:

1)	An increase in cash paid for acquisitions of $1.444 billion;
2)	An increase in capital expenditures at operations acquired during the comparable periods of $63.4 million due to expenditures for landfill site costs, land and facility improvements and trucks and equipment; and
3)	An increase in capital expenditures at operations owned in the comparable periods of $58.6 million due to expenditures for trucks and equipment, land and facility improvements, partially offset by a decrease in expenditures for containers and landfill site costs; less
4)	An increase in cash received of $37.0 million from proceeds from the sale of investment in noncontrolling interests in the period.

Financing Activities Cash Flows

Net cash provided by financing activities increased $1.489 billion to $944.9 million for the year ended December 31, 2024, from net cash used in financing activities of $544.4 million for the year ended December 31, 2023. The significant components of the increase included the following:

1)	An increase from the net change in long-term borrowings of $1.553 billion in which long-term borrowings increased $1.322 billion during the year ended December 31, 2024 and decreased $230.6 million during the year ended December 31, 2023; less

2)	A decrease from higher cash dividends paid of $31.7 million due primarily to an increase in our average quarterly dividend rate for the year ended December 31, 2024 to $0.293 per share, from $0.263 per share for the year ended December 31, 2023;
3)	A decrease from higher payments of contingent consideration of $14.4 million not included in earnings that occurred during the year ended December 31, 2024; and
4)	A decrease from higher payments related to the issuance of debt of $13.4 million that occurred during the year ended December 31, 2024.

On July 23, 2024, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 12,901,981 of our common shares during the period of August 12, 2024 to August 11, 2025 or until such earlier time as the NCIB is completed or terminated at our option. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Executive Vice President and Chief Financial Officer at (832) 442-2200.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of our common shares, any share buyback taxes applicable and overall market conditions. All common shares purchased under the NCIB will be immediately cancelled following their repurchase. Information regarding the NCIB can be found under the section Normal Course Issuer Bid in Note 14, “Shareholders’ Equity,”  of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

The Board of Directors of the Company authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2024, we announced that our Board of Directors increased our regular quarterly cash dividend by $0.03, from $0.285 to $0.315 per share. Cash dividends of $302.3 million and $270.6 million were paid during the years ended December 31, 2024 and 2023, respectively. We cannot assure as to the amounts or timing of future dividends.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures, including for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future. We made $1.056 billion in capital expenditures for property and equipment during the year ended December 31, 2024, and we expect to make total capital expenditures for property and equipment in 2025 of between approximately $1.200 billion and $1.225 billion, including $100 million to $150 million for renewable natural gas facilities.  We intend to fund our planned 2025 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Revolving Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and solid waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Revolving Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Revolving Credit Agreement or raise other capital. Our access to funds under the Revolving Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

The Company, as borrower, Bank of America, N.A., acting through its Canada Branch, as the global agent, the swing line lender and a letter of credit issuer, Bank of America, N.A., as the U.S. agent and a letter of credit issuer, and the other lenders and financial institutions from time to time party thereto (the “Lenders”) are party to that certain Revolving Credit Agreement, dated as of February 27, 2024 (as amended, restated, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement”), pursuant to which the Lenders provide loans and other credit extensions to the Company under a revolving credit facility.  Borrowings under the Revolving Credit Agreement are unsecured and there are no subsidiary guarantors under the Revolving Credit Agreement. The Revolving Credit Agreement has a scheduled maturity date of February 27, 2029 (subject to certain extension mechanics therein by which the Company may request two additional one-year maturity date extensions).

On February 27, 2024, the Company used a portion of the proceeds from borrowings under the Revolving Credit Agreement to (i) prepay the amounts outstanding under that certain Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 30, 2021 (as amended, restated, supplemented or otherwise modified from time to time, the “2021 Revolving and Term Credit Agreement”), among the Company, as borrower, Bank of America, N.A., acting through its Canada Branch, as the global agent, the swing line lender and a letter of credit issuer, Bank of America, N.A., as the U.S. agent and a letter of credit issuer, and the lenders and any other financial institutions from time to time party thereto and to terminate the 2021 Revolving and Term Credit Agreement and the loan documents associated therewith and (ii) prepay the amounts outstanding under that certain Term Loan Agreement, dated as of October 31, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “2022 Term Loan Agreement”), among the Company, as borrower, Bank of America, N.A., as administrative agent, and the lenders and any other financial institutions from time to time party thereto and to terminate the 2022 Term Loan Agreement and the loan documents associated therewith.

As of December 31, 2024, $2.164 billion under the revolving credit facility were outstanding under the Revolving Credit Agreement, exclusive of outstanding standby letters of credit of $57.3 million. We also had $113.4 million of letters of credit issued and outstanding at December 31, 2024 under a facility other than the Revolving Credit Agreement.

On November 16, 2018, we completed an underwritten public offering of $500.0 million aggregate principal amount of 4.25% Senior Notes due December 1, 2028 (the “2028 Senior Notes”). The 2028 Senior Notes were issued under the Indenture, dated as of November 16, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented through the First Supplemental Indenture, dated as of November 16, 2018.

On April 16, 2019, we completed an underwritten public offering of $500.0 million aggregate principal amount of 3.50% Senior Notes due May 1, 2029 (the “2029 Senior Notes”). The 2029 Senior Notes were issued under the Indenture, as supplemented through the Second Supplemental Indenture, dated as of April 16, 2019.

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

On August 18, 2022, we completed an underwritten public offering of $750.0 million aggregate principal amount of 4.20% Senior Notes due January 15, 2033 (the “2033 Senior Notes”). The 2033 Senior Notes were issued under the Indenture, as supplemented through the Seventh Supplemental Indenture, dated as of August 18, 2022.

On February 21, 2024, we completed an underwritten public offering of $750.0 million aggregate principal amount of 5.00% Senior Notes due March 1, 2034 (the “2034 Senior Notes”). The 2034 Senior Notes were issued under the Indenture, as supplemented through the Eighth Supplemental Indenture, dated as of February 21, 2024.

On June 13, 2024, we completed an underwritten public offering of CAD $500.0 million aggregate principal amount of 4.50% Senior Notes due June 14, 2029 (the “New 2029 Senior Notes” and, together with the 2028 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2032 Senior Notes, the New 2032 Senior Notes, the 2033 Senior Notes, the 2034 Senior Notes, the 2050 Senior Notes and the 2052 Senior Notes, the “Senior Notes”). The New 2029 Senior Notes were issued under the Indenture, as supplemented by the Ninth Supplemental Indenture, dated as of June 13, 2024.

We pay interest on the Senior Notes semi-annually in arrears.  The Senior Notes are our senior unsecured obligations, ranking equally in right of payment with our existing and future unsubordinated debt and senior to any of our future subordinated debt.  The Senior Notes are not guaranteed by any of our subsidiaries.

See Note 11 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details on the debt agreements and Senior Notes.

Contractual Obligations

As of December 31, 2024, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$8,151,713	$7,851	$13,279	$3,521,154	$4,609,429
Cash interest payments	$2,734,905	$316,057	$649,805	$525,210	$1,243,833
Contingent consideration	$102,923	$59,169	$10,963	$3,224	$29,567
Operating leases	$393,351	$53,080	$97,177	$72,632	$170,462
Final capping, closure and post-closure	$2,535,406	$197,015	$223,082	$77,845	$2,037,464

Long-term debt payments include:

1)	$2.164 billion in principal payments due February 2029 related to our revolving credit facility under our Revolving Credit Agreement. Advances are available under the Revolving Credit Agreement in U.S. dollars and Canadian dollars and bear interest at fluctuating rates (See Note 11). At December 31, 2024, $1.350 billion of the outstanding borrowings drawn under the revolving credit facility were in U.S. Term SOFR rate loans, bearing interest at a total rate ranging from 5.46% to 5.69% on such date. At December 31, 2024, $95.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. base rate loans, bearing interest at a total rate of 7.50% on such date. At December 31, 2024, $677.6 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based CORRA rate loans, bearing interest at a total rate ranging from 4.59% to 5.24% on such date. At December 31, 2024, $41.7 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based prime rate loans, bearing interest at a total rate of 5.45% on such date.
2)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
3)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
4)	$347.5 million in principal payments due 2029 related to our New 2029 Senior Notes. The New 2029 Senior Notes bear interest at a rate of 4.50%.
5)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.

6)	$650.0 million in principal payments due 2032 related to our 2032 Senior Notes. The 2032 Senior Notes bear interest at a rate of 2.20%.
7)	$500.0 million in principal payments due 2032 related to our New 2032 Senior Notes. The New 2032 Senior Notes bear interest at a rate of 3.20%.
8)	$750.0 million in principal payments due 2033 related to our 2033 Senior Notes. The 2033 Senior Notes bear interest at a rate of 4.20%.
9)	$750.0 million in principal payments due 2034 related to our 2034 Senior Notes. The 2034 Senior Notes bear interest at a rate of 5.00%.
10)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
11)	$850.0 million in principal payments due 2052 related to our 2052 Senior Notes. The 2052 Senior Notes bear interest at a rate of 2.95%.
12)	$30.6 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at December 31, 2024, and have maturity dates ranging from 2028 to 2044.
13)	$9.2 million in principal payments related to our financing leases. Our financing leases bear interest at rates between 1.89% and 5.07% at December 31, 2024, and have expiration dates ranging from 2026 to 2029.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Revolving Credit Agreement using the Term SOFR rate plus the applicable Term SOFR margin, the base rate plus the applicable base rate margin, the term CORRA rate plus the applicable margin and the Canadian prime rate plus the applicable prime rate margin at December 31, 2024. We assumed the Revolving Credit Agreement is paid off when it matures in February 2029.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Term SOFR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $87.2 million recorded as liabilities in our consolidated financial statements at December 31, 2024, and $15.7 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases as discussed in Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$179,272	$140,123	$38,062	$1,087	$—
(1)	We are party to unconditional purchase obligations as discussed in Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At December 31, 2024, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 59.7 million gallons remaining to be purchased for a total of $179.3 million. The current fuel purchase contracts expire on or before September 30, 2029. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2024, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained standby letters of credit as discussed in Note 11 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and financial surety bonds as discussed in Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These standby letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill and E&P waste operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2024, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Non-GAAP Financial Measures

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a liquidity measure in the solid waste industry. We calculate adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment. We further adjust this calculation to exclude the effects of items management believes impact the ability to evaluate the liquidity of our business operations. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the years ended December 31, 2024, 2023 and 2022, are calculated as follows (amounts in thousands of U.S. dollars):

	Years Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$2,228,927	$2,126,817	$2,022,492
Less: Change in book overdraft	(227)	(790)	(1,076)
Plus: Proceeds from disposal of assets	7,903	31,581	30,676
Less: Capital expenditures for property and equipment	(1,055,988)	(934,000)	(912,677)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	35,035	—	2,982
Cash received for divestitures (b)	—	(6,194)	(5,671)
Transaction-related expenses (c)	11,408	5,519	30,825
Executive separation costs (d)	1,670	1,686	—
Pre-existing Progressive Waste share-based grants (e)	1,194	1,285	286
Tax effect (f)	(12,396)	(1,772)	(2,993)
Adjusted free cash flow	$1,217,526	$1,224,132	$1,164,844
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

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022, are calculated as follows (amounts in thousands of U.S. dollars):

	Years Ended December 31,
	2024	2023	2022
Net income attributable to Waste Connections	$617,573	$762,800	$835,662
Plus (less): Net income (loss) attributable to noncontrolling interests	(1,003)	26	339
Plus: Income tax provision	146,363	220,675	212,962
Plus: Interest expense	326,804	274,642	202,331
Less: Interest income	(11,607)	(9,350)	(5,950)
Plus: Depreciation and amortization	1,163,769	1,003,211	918,960
Plus: Closure and post-closure accretion	29,774	19,605	16,253
Plus: Impairments and other operating items	613,012	238,796	18,230
Less: Other income, net	(10,471)	(12,481)	(3,154)
Adjustments:
Plus: Transaction-related expenses (a)	26,059	10,653	24,933
Plus (less): Fair value changes to equity awards (b)	1,592	(1,726)	86
Plus: Executive separation costs (c)	—	16,105	—
Adjusted EBITDA	$2,901,865	$2,522,956	$2,220,652

(a)Reflects the addback of acquisition-related transaction costs.

(b)Reflects fair value accounting changes associated with certain equity awards.

(c)Reflects the cash and non-cash components of severance expense associated with an executive departure.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as valuation measures in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the years ended December 31, 2024, 2023 and 2022, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Years Ended December 31,
	2024	2023	2022
Reported net income attributable to Waste Connections	$617,573	$762,800	$835,662
Adjustments:
Amortization of intangibles (a)	189,768	157,573	155,675
Impairments and other operating items (b)	613,012	238,796	18,230
Transaction-related expenses (c)	26,059	10,653	24,933
Fair value changes to equity awards (d)	1,592	(1,726)	86
Executive separation costs (e)	—	16,105	—
Tax effect (f)	(208,711)	(102,948)	(49,312)
Adjusted net income attributable to Waste Connections	$1,239,293	$1,081,253	$985,274

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$2.39	$2.95	$3.24
Adjusted net income	$4.79	$4.19	$3.82
(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	Reflects the cash and non-cash components of severance expense associated with an executive departure.
(f)	The aggregate tax effect of the adjustments in footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.

Leverage Ratio

The Leverage Ratio is calculated by dividing our Consolidated Total Funded Debt by Consolidated EBITDA (as defined in our Revolving Credit Agreement). The Leverage Ratio is based on EBITDA, a non-GAAP financial measure. We present this ratio because it is used for the purposes of calculating financial covenants under our Revolving Credit Agreement. Management also uses this ratio as one of the principal measures to evaluate and monitor the indebtedness of the Company relative to its ability to generate income to service such debt. The Leverage Ratio is not a substitute for, and should be used in conjunction with, GAAP financial ratios. Other companies may calculate leverage ratios differently.

Inflation

In the current environment, we have seen inflationary pressures resulting from higher fuel, materials or labor costs in certain markets and higher resulting third-party costs in areas such as brokerage, repairs and construction.  Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs.  To the extent that there are decreases in fuel costs, in some cases, a portion of these reductions are passed through to customers in the form of lower fuel and material surcharges. Therefore, we believe that, over time, we should be able to increase prices to offset many cost increases that result from inflation in the ordinary course of business. However, competitive pressures or delays in the timing of rate increases under certain of our contracts may require us to absorb at least part of these cost increases, especially if cost increases exceed the average rate of inflation. Management’s estimates associated with inflation have an impact on our accounting for landfill liabilities.

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

At December 31, 2024, our derivative instruments included four interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2024 and 2023, of $1.364 billion and $1.099 billion, respectively, including floating rate debt under our Revolving Credit Agreement (or, as of December 31, 2023, the 2021 Revolving and Term Credit Agreement and the 2022 Term Loan Agreement). A one percentage point increase in interest rates on our variable-rate debt as of December 31, 2024 and 2023, would decrease our annual pre-tax income by approximately $13.6 million and $11.0 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly. Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts. At December 31, 2024, we had no fuel hedge agreements in place; however, we have entered into fixed price diesel fuel purchase contracts for 2025 as described below.

For the year ending December 31, 2025, we expect to purchase approximately 91.7 million gallons of diesel fuel, of which 49.1 million gallons will be purchased at market prices and 42.6 million gallons will be purchased under our fixed price diesel fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. With respect to the approximately 49.1 million gallons of unhedged diesel fuel we expect to purchase in 2025 at market prices, a $0.10 per gallon increase in the price of diesel fuel over the year would decrease our pre-tax income during this period by approximately $4.9 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the years ended December 31, 2024 and 2023, would have had a $23.3 million and $14.3 million impact on revenues for the years ended December 31, 2024 and 2023, respectively.

We have operations in Canada and, where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating costs. However, the impact of foreign currency has not materially affected our results of operations in 2024 or 2023. A $0.01 change in the Canadian dollar to U.S. dollar exchange rate would impact our annual revenue and EBITDA by approximately $19.0 million and $9.0 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

WASTE CONNECTIONS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Waste Connections, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Waste Connections, Inc. (an Ontario, Canada corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of net income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 13, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

The principal consideration for our determination that landfill accounting represents a critical audit matter is the judgments and estimates associated with management’s determination of the liability due to the nature of the inputs and significant assumptions used in the process including the discount rate, inflation rate, depletion rates, accretion rates, survey data, acreage information, estimated permitted airspace, estimated deemed airspace, and remaining airspace and probability of landfill expansions, all of which can have a significant impact on the calculation of the final capping, closure and post-closure liability. Auditing the net present value of the obligation involved a high degree of subjectivity, auditor judgment and effort in evaluating management’s assumptions primarily due to the complexity of the models used to measure the landfill liability, as well as the sensitivity of the underlying significant assumptions. Our audit procedures related to the accounting for the final capping, closure and post closure liability included the following, among others:

●	We tested the design and operating effectiveness of key controls related to landfill accounting, including controls relating to management’s development of discount rate, inflation rate, depletion rates, accretion rates, survey data, acreage information, estimated permitted airspace, estimated deemed airspace, remaining airspace, and probability of landfill expansions;
●	We assessed the qualifications and competence of management and the third-party specialists used to provide the inputs used in developing the models;
●	We tested key inputs such as discount rate, inflation rate, depletion rates accretion rates, survey data, acreage information, estimated permitted airspace, estimated deemed airspace, remaining airspace, estimated costs for final capping, closure and post-closure obligations and probability of landfill expansions;
●	We tested mathematical accuracy of the calculations for a selection of the models;
●	We obtained and reviewed the associated permits for a selection of landfill models to further validate certain inputs used in the models;
●	We compared previously deemed expansion amounts to the subsequent actual permitted amounts;
●	We obtained and reviewed supporting documentation to support management’s criteria for deemed expansions;
●	We evaluated the fair value allocation of assumed liabilities for landfills acquired in business combinations; and
●	We tested the accuracy of one-time charges taken at a landfill including key inputs such as: estimated capital and operating expenses associated with the landfill’s increased leachate generation, the estimated timing of the completion of such events, and changes in the timing and amount of closure and post closure costs associated with closing the landfill.

Valuation of intangible assets in business combinations

As described further in Note 8 to the consolidated financial statements, the Company acquired 24 businesses during 2024. These transactions were accounted for as business combinations in accordance with ASC 805, Business Combinations. The principal consideration for our determination that the accounting for these acquisitions represents a critical audit matter, is the judgments and assumptions associated with management’s determination of the fair value of intangible assets acquired, including fair value determinations related to recycling and transfer station permits, residential and commercial customer lists, and long-term contracts, all of which are recorded as intangible assets. Auditing the fair value of these assets involved a high degree of subjectivity, auditor judgment and effort in evaluating management’s significant assumptions, primarily due to the complexity of the valuation models used to measure the fair value of the aforementioned intangible assets, as well as the sensitivity of the underlying significant assumptions. The Company used a discounted cash flow model to estimate the fair values of the intangible assets, which included assumptions such as discount rate, revenue growth rates, operating expenses, earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, capital expenditures, customer turnover rates, and contributory asset charges (as applicable) that form the basis of the forecasted results. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

The audit procedures related to the accounting for the acquisitions included the following, among others:

●	We tested the design and operating effectiveness of key controls related to the accounting for the 2024 acquisitions, including controls relating to management’s development of forecasts for discount rates, revenue growth rates, operating expenses, EBITDA margins, capital expenditures, customer turnover rates and contributory asset charges;
●	We assessed the qualifications and competence of management and evaluated the methodologies used to determine the fair value of the intangible assets;
●	We obtained and tested a selection of purchase price allocations from management;
●	We tested the assumptions used within the discounted cash-flow models to estimate the fair value of the intangible assets which included assumptions such as discount rate, revenue growth rate, operating expenses, EBITDA margin, capital expenditures, customer turnover rate and contributory asset charges;
●	We tested the Company’s ability to forecast future cash flows for acquired businesses by reviewing actual results in the first year after being acquired compared to amounts forecasted when the fair values of acquired assets and liabilities were determined;
●	We utilized an internal valuation specialist to assist the engagement team in evaluating: the methodologies used and whether they were acceptable for the underlying acquisitions and whether such methodologies were being applied correctly, the appropriateness of the discount rate used by performing a sensitivity analysis, and the qualifications of the valuation specialist engaged by the Company based on their credentials and experience; and
●	We evaluated the consistency of significant inputs utilized in all business combinations to evaluate inputs utilized among intangible asset valuation models.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Houston, Texas

February 13, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Waste Connections, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Waste Connections, Inc. (an Ontario, Canada corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 13, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Houston, Texas

February 13, 2025

WASTE CONNECTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and equivalents	$62,366	$78,399
Accounts receivable, net of allowance for credit losses of $25,730 and $23,553 at December 31, 2024 and 2023, respectively	935,027	856,953
Prepaid expenses and other current assets	229,519	206,433
Total current assets	1,226,912	1,141,785

Restricted cash	135,807	105,639
Restricted investments	78,126	70,350
Property and equipment, net	8,035,929	7,228,331
Operating lease right-of-use assets	308,198	261,782
Goodwill	7,950,406	7,404,400
Intangible assets, net	1,991,619	1,603,541
Other assets, net	90,812	100,048
Total assets	$19,817,809	$17,915,876
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$637,371	$642,455
Book overdraft	14,628	14,855
Deferred revenue	382,501	355,203
Accrued liabilities	736,824	521,428
Current portion of operating lease liabilities	40,490	32,533
Current portion of contingent consideration	59,169	94,996
Current portion of long-term debt and notes payable	7,851	26,462
Total current liabilities	1,878,834	1,687,932

Long-term portion of debt and notes payable	8,072,928	6,724,771
Long-term portion of operating lease liabilities	272,107	238,440
Long-term portion of contingent consideration	27,993	20,034
Deferred income taxes	958,340	1,022,480
Other long-term liabilities	747,253	524,438
Total liabilities	11,957,455	10,218,095

Commitments and contingencies (Note 13)

Equity:
Common shares: 258,067,487 shares issued and 258,019,389 shares outstanding at December 31, 2024; 257,659,921 shares issued and 257,600,479 shares outstanding at December 31, 2023	3,283,161	3,276,661
Additional paid-in capital	325,928	284,284
Accumulated other comprehensive loss	(205,740)	(9,826)
Treasury shares: 48,098 and 59,442 shares at December 31, 2024 and 2023, respectively	—	—
Retained earnings	4,457,005	4,141,690
Total Waste Connections’ equity	7,860,354	7,692,809
Noncontrolling interest in subsidiaries	—	4,972
Total equity	7,860,354	7,697,781
Total liabilities and equity	$19,817,809	$17,915,876

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2024	2023	2022
Revenues	$8,919,591	$8,021,951	$7,211,859
Operating expenses:
Cost of operations	5,191,706	4,744,513	4,336,012
Selling, general and administrative	883,445	799,119	696,467
Depreciation	974,001	845,638	763,285
Amortization of intangibles	189,768	157,573	155,675
Impairments and other operating items	613,012	238,796	18,230
Operating income	1,067,659	1,236,312	1,242,190

Interest expense	(326,804)	(274,642)	(202,331)
Interest income	11,607	9,350	5,950
Other income, net	10,471	12,481	3,154
Income before income tax provision	762,933	983,501	1,048,963

Income tax provision	(146,363)	(220,675)	(212,962)
Net income	616,570	762,826	836,001
Plus (less): Net loss (income) attributable to noncontrolling interests	1,003	(26)	(339)
Net income attributable to Waste Connections	$617,573	$762,800	$835,662

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$2.39	$2.96	$3.25
Diluted	$2.39	$2.95	$3.24

Shares used in the per share calculations:
Basic	257,965,871	257,551,129	257,383,578
Diluted	258,662,190	258,149,244	258,038,801

Cash dividends per common share	$1.170	$1.050	$0.945

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS OF U.S. DOLLARS)

	Years Ended December 31,
	2024	2023	2022
Net income	$616,570	$762,826	$836,001

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(20,467)	(19,607)	6,551
Changes in fair value of interest rate swaps	11,607	10,588	76,336
Foreign currency translation adjustment	(189,402)	53,633	(157,336)
Other comprehensive income (loss), before tax	(198,262)	44,614	(74,449)
Income tax expense (benefit) related to items of other comprehensive income (loss)	2,348	2,390	(21,965)
Other comprehensive income (loss), net of tax	(195,914)	47,004	(96,414)
Comprehensive income	420,656	809,830	739,587
Plus (less): Comprehensive loss (income) attributable to noncontrolling interests	1,003	(26)	(339)
Comprehensive income attributable to Waste Connections	$421,659	$809,804	$739,248

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2022, 2023 AND 2024

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2021	260,212,496	$3,693,027	$199,482	$39,584	70,662	$—	$3,056,845	$4,607	$6,993,545
Sale of common shares held in trust	5,203	660	—	—	(5,203)	—	—	—	660
Vesting of restricted share units	318,851	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	57,677	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	19,509	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(210,700)	—	(18,358)	—	—	—	—	—	(18,358)
Equity-based compensation	—	—	62,952	—	—	—	—	—	62,952
Exercise of warrants	104,253	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	26,582	3,270	—	—	—	—	—	—	3,270
Repurchase of common shares	(3,388,155)	(424,999)	—	—	—	—	—	—	(424,999)
Cash dividends on common shares	—	—	—	—	—	—	(243,013)	—	(243,013)
Amounts reclassified into earnings, net of taxes	—	—	—	4,815	—	—	—	—	4,815
Changes in fair value of cash flow hedges, net of taxes	—	—	—	56,107	—	—	—	—	56,107
Foreign currency translation adjustment	—	—	—	(157,336)	—	—	—	—	(157,336)
Net income	—	—	—	—	—	—	835,662	339	836,001
Balances at December 31, 2022	257,145,716	3,271,958	244,076	(56,830)	65,459	—	3,649,494	4,946	7,113,644
Sale of common shares held in trust	6,017	794	—	—	(6,017)	—	—	—	794
Vesting of restricted share units	378,121	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	195,665	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	32,223	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(353,385)	—	(31,009)	—	—	—	—	—	(31,009)
Equity-based compensation	—	—	71,217	—	—	—	—	—	71,217
Exercise of warrants	166,314	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	29,808	3,909	—	—	—	—	—	—	3,909
Cash dividends on common shares	—	—	—	—	—	—	(270,604)	—	(270,604)
Amounts reclassified into earnings, net of taxes	—	—	—	(14,411)	—	—	—	—	(14,411)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	7,782	—	—	—	—	7,782
Foreign currency translation adjustment	—	—	—	53,633	—	—	—	—	53,633
Net income	—	—	—	—	—	—	762,800	26	762,826
Balances at December 31, 2023	257,600,479	$3,276,661	$284,284	$(9,826)	59,442	$—	$4,141,690	$4,972	$7,697,781

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2022, 2023 AND 2024

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2023	257,600,479	$3,276,661	$284,284	$(9,826)	59,442	$—	$4,141,690	$4,972	$7,697,781
Sale of common shares held in trust	11,344	2,014	—	—	(11,344)	—	—	—	2,014
Vesting of restricted share units	343,530	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	153,555	—	—	—	—	—	—	—	—
Vesting of deferred share units	4,602	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	19,149	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(329,155)	—	(32,928)	—	—	—	—	—	(32,928)
Equity-based compensation	—	—	74,603	—	—	—	—	—	74,603
Exercise of warrants	186,629	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	29,256	4,486	—	—	—	—	—	—	4,486
Cash dividends on common shares	—	—	—	—	—	—	(302,258)	—	(302,258)
Amounts reclassified into earnings, net of taxes	—	—	—	(15,043)	—	—	—	—	(15,043)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	8,531	—	—	—	—	8,531
Foreign currency translation adjustment	—	—	—	(189,402)	—	—	—	—	(189,402)
Purchase of noncontrolling interests	—	—	(31)	—	—	—	—	(3,969)	(4,000)
Net income (loss)	—	—	—	—	—	—	617,573	(1,003)	616,570
Balances at December 31, 2024	258,019,389	$3,283,161	$325,928	$(205,740)	48,098	$—	$4,457,005	$—	$7,860,354

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF U.S. DOLLARS)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$616,570	$762,826	$836,001
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from disposal of assets, impairments and other	122,641	38,877	9,519
Adjustment to closure and post-closure liabilities	480,786	159,547	—
Depreciation	974,001	845,638	763,285
Amortization of intangibles	189,768	157,573	155,675
Deferred income taxes, net of acquisitions	(57,285)	6,329	93,481
Current period provision for expected credit losses	20,243	17,430	17,353
Amortization of debt issuance costs	10,007	6,483	5,454
Share-based compensation	77,885	70,436	63,485
Interest accretion	36,001	22,720	17,668
Payment of contingent consideration recorded in earnings	(35,035)	—	(2,982)
Adjustments to contingent consideration	(3)	30,367	(1,030)
Other	2,656	(3,943)	(8,217)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(10,646)	(20,630)	(100,546)
Prepaid expenses and other current assets	(14,360)	10,262	(752)
Accounts payable	(33,323)	32,327	192,850
Deferred revenue	18,235	26,519	42,252
Accrued liabilities	90,035	21,753	(28,082)
Capping, closure and post-closure expenditures	(247,936)	(39,427)	(18,881)
Other long-term liabilities	(11,313)	(18,270)	(14,041)
Net cash provided by operating activities	2,228,927	2,126,817	2,022,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(2,120,878)	(676,793)	(2,206,901)
Capital expenditures for property and equipment	(1,055,988)	(934,000)	(912,677)
Proceeds from disposal of assets	7,903	31,581	30,676
Proceeds from sale of investment in noncontrolling interests	37,000	—	—
Other	(27,213)	(1,867)	1,731
Net cash used in investing activities	(3,159,176)	(1,581,079)	(3,087,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	4,564,469	1,818,765	4,816,146
Principal payments on notes payable and long-term debt	(3,245,419)	(2,052,153)	(3,073,985)
Payment of contingent consideration recorded at acquisition date	(27,743)	(13,317)	(16,911)
Change in book overdraft	(227)	(790)	(1,076)
Payments for repurchase of common shares	—	—	(424,999)
Payments for cash dividends	(302,258)	(270,604)	(243,013)
Tax withholdings related to net share settlements of equity-based compensation	(32,928)	(31,009)	(18,358)
Debt issuance costs	(13,449)	—	(13,271)
Proceeds from issuance of shares under employee share purchase plan	4,486	3,909	3,270
Proceeds from sale of common shares held in trust	2,014	794	660
Other	(4,000)	—	—
Net cash provided by (used in) financing activities	944,945	(544,405)	1,028,463

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(561)	1,341	(2,035)

Net increase in cash, cash equivalents and restricted cash	14,135	2,674	(38,251)
Cash, cash equivalents and restricted cash at beginning of year	184,038	181,364	219,615
Cash, cash equivalents and restricted cash at end of year	$198,173	$184,038	$181,364

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF U.S. DOLLARS)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

	Years Ended December 31,
	2024	2023	2022
Cash paid for income taxes	$215,997	$207,020	$100,156
Cash paid for interest	$298,934	$260,923	$177,424
Changes in accrued capital expenditures for property and equipment	$21,108	$(41,505)	$36,671

In connection with its acquisitions, the Company assumed liabilities as follows:
Fair value of assets acquired	$2,352,337	$813,136	$2,471,202
Cash paid for current year acquisitions	(2,120,878)	(676,793)	(2,206,901)
Liabilities assumed and notes payable issued to sellers of businesses acquired	$231,459	$136,343	$264,301

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

2. NEW ACCOUNTING STANDARDS AND RECLASSIFICATIONS

Accounting Standards Adopted

Disclosure of Significant Segment Expenses and Other Segment Items.  In November 2023, the Financial Accounting Standards Board (the “FASB”) amended its existing guidance for segment reporting to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually.  The amended guidance does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments.  The guidance is applied retrospectively to all periods presented in financial statements, unless it is impracticable.  The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024.  The Company adopted the amended guidance for its fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retroactively for all prior periods presented in the financial statements.  The adoption of this amended guidance did not have a material impact on the Company’s consolidated financial statements.  See Note 17 for disclosures related to the adoption of this amended guidance.

Accounting Standards Pending Adoption

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

Disaggregation of Income Statement Expenses.  In November 2024, the FASB issued a final standard requiring additional disclosure of the nature of expenses included in the income statement.  The standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the statement of operations as well as disclosures about selling expenses.  The standard applies to all public business entities and will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027.  The guidance will be applied on a prospective basis with the option to apply the

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at purchase to be cash equivalents. As of December 31, 2024 and 2023, cash equivalents consisted of demand money market accounts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Revenue Recognition and Accounts Receivable

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, E&P services, and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Commercial	$2,670,549	$2,476,891	$2,176,295
Residential	2,258,911	2,125,068	1,891,108
Industrial and construction roll off	1,403,313	1,333,020	1,183,624
Total collection	6,332,773	5,934,979	5,251,027
Landfill	1,557,872	1,483,397	1,328,942
Transfer	1,349,080	1,198,385	1,026,050
Recycling	241,873	147,039	204,876
E&P	521,504	232,211	210,562
Intermodal and other	191,887	171,721	188,471
Intercompany	(1,275,398)	(1,145,781)	(998,069)
Total	$8,919,591	$8,021,951	$7,211,859

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

In general, residential collection fees are billed monthly or quarterly in advance. Substantially all of the deferred revenue recorded as of September 30, 2024 was recognized as revenue during the three months ended December 31, 2024 when the service was performed. Commercial customers are typically billed on a monthly basis based on the nature of the services provided during the period. Revenue recognized under these agreements is variable in nature based on the number of residential homes or businesses serviced during the period, the frequency of collection and the volume of waste collected. In addition, certain contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index which are unknown at contract inception.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Revenue Recognition

Service obligations of a long-term nature, such as solid waste collection service contracts, are satisfied over time, and revenue is recognized based on the value provided to the customer during the period. In many of the Company’s markets, solid waste collection service contracts exist as exclusive franchise agreements or municipal contracts. The amount billed to the customer is based on variable elements such as the number of residential homes or businesses for which collection services are provided, the volume of waste collected, transported and disposed, and the nature of the waste accepted. Such contracts are generally within the Company’s collection, recycling and other lines of business and have a weighted average remaining contract life of approximately five years, excluding certain exclusive and perpetual agreements, such as governmental certificates. The Company does not disclose the value of unsatisfied performance obligations for these contracts as its right to consideration corresponds directly to the value provided to the customer for services completed to date and all future variable consideration is allocated to wholly unsatisfied performance obligations.

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

The following is a rollforward of the Company’s allowance for credit losses for the periods indicated:

	Years Ended December 31,
	2024	2023
Beginning balance	$23,553	$22,939
Current period provision for expected credit losses	20,243	17,430
Write-offs charged against the allowance	(23,141)	(22,743)
Recoveries collected	5,255	5,853
Impact of changes in foreign currency	(180)	74
Ending balance	$25,730	$23,553

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

Company would have recognized is one year or less. The Company had $28,161 and $25,977 of deferred sales incentives at December 31, 2024 and 2023, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company recorded a total of $25,047, $25,855 and $22,675, respectively, of sales incentive amortization expense for deferred sales incentives and sales incentive expense for contracts with original terms of less than one year.

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

The estimated useful lives are as follows:

Buildings	10 – 20 years
Leasehold and land improvements	3 – 20 years
Machinery and equipment	3 – 20 years
Rolling stock	3 – 10 years
Containers	5 – 12 years

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

The net present value of landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing layers for final capping, closure and post-closure liabilities is based on its long-term credit adjusted risk-free rate. The Company’s discount rate assumption for purposes of computing 2024 and 2023 “layers” for final capping, closure and post-closure obligations was 5.50% for each of 2024 and 2023. The Company’s long-term inflation rate assumption was 2.75% for each of the years ended December 31, 2024 and 2023.

In accordance with the accounting guidance on asset retirement obligations, the final capping, closure and post-closure liability is recorded on the balance sheet along with an offsetting addition to site costs which is amortized to depletion expense on a units-of-consumption basis as remaining landfill airspace is consumed. The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical. Depletion expense resulting from final capping, closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill’s operating life and increase thereafter. Owned landfills and landfills operated under life-of-site agreements have estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes, that range from approximately one to 381 years, with approximately 90% of the projected annual disposal volume from landfills with remaining lives of less than 70 years. The costs for final capping, closure and post-closure obligations at landfills the Company owns or operates under life-of-site agreements are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2022 to December 31, 2024:

Final capping, closure and post-closure liability at December 31, 2022	$344,606
Liability adjustments	189,136
Accretion expense associated with landfill obligations	19,418
Closure payments	(39,429)
Assumption of closure liabilities from acquisitions	7,687
Foreign currency translation adjustment	815
Final capping, closure and post-closure liability at December 31, 2023	522,233
Liability adjustments	497,955
Accretion expense associated with landfill obligations	29,373
Closure payments	(247,552)
Assumption of closure liabilities from acquisitions	60,913
Foreign currency translation adjustment	(2,799)
Final capping, closure and post-closure liability at December 31, 2024	$860,123

Liability adjustments of $497,955 and $189,136 for the years ended December 31, 2024 and 2023, respectively, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Consolidated Balance Sheets. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.  In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical. In 2023, the Company recorded an additional $159,547 of charges to adjust the carrying value of a closure and post-closure liability at an area of a landfill site that has been deemed to reach final capacity. Furthermore, during the quarter ended December 31, 2024, the Company recorded an additional $480,786 of charges to adjust the carrying value of the closure and post-closure liability at the same landfill, which ceased active waste disposal operations as of December 31, 2024. See “Final capping, closure and post-closure obligations” within this Note 3 for additional information regarding the Company’s accounting for landfills.

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

Finite-Lived Intangible Assets

The amounts assigned to franchise agreements, contracts, customer lists, permits and other agreements are being amortized over the expected term of the related agreements (ranging from 4 to 51 years).  The Company uses an accelerated or straight line basis for amortization, depending on the attributes of the related intangibles.

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

As part of the Company’s goodwill impairment test, the Company estimates the fair value of each of its reporting units using discounted cash flow analyses.  The Company’s reporting units consisted of its six geographic solid waste operating segments at December 31, 2024, 2023 and 2022.  The Company compares the fair value of each reporting unit with the carrying value of the net assets assigned to each reporting unit. If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results. If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In testing indefinite-lived intangible assets for impairment, the Company compares the estimated fair value of each indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in the Company’s Consolidated Statements of Net Income.

During the Company’s annual impairment analysis of its solid waste operations, the Company determined the fair value of each of its six geographic operating segments at December 31, 2024, 2023 and 2022 and each indefinite-lived intangible asset within those segments using discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows, growth rates and income tax rates. The cash flows employed in the Company’s 2024 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2025 annual budget developed internally by management. These forecasts reflect operating profit margins that were consistent with 2024 results and perpetual revenue growth rates of 4.5%. The Company’s discount rate assumptions are based on an assessment of the market participant rate which approximated 8.5%. In assessing the reasonableness of the Company’s determined fair values of its reporting units, the Company evaluates its results against its current market capitalization. The Company did not record an impairment charge to any of its six geographic operating segments as a result of its annual goodwill and indefinite-lived intangible impairment tests for the years ended December 31, 2024, 2023 or 2022.

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

During the quarter ended December 31, 2024, the Company made the decision to cease active waste disposal operations as of December 31, 2024 at the Chiquita Canyon Landfill, and therefore recorded a charge of $116,090 to Impairments and other operating items in the Consolidated Statement of Net Income, which reduced the carrying value of property and equipment. During the years ended December 31, 2023 and 2022, the Company did not record any significant impairment charges for finite-lived intangible assets or property and equipment.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments consist of the following:

	December 31, 2024		December 31, 2023
	Restricted	Restricted	Restricted	Restricted
	Cash	Investments	Cash	Investments
Settlement of insurance claims	$121,751	$—	$83,270	$—
Landfill closure and post-closure obligations	8,852	77,855	13,546	68,266
Other financial assurance requirements	5,204	271	8,823	2,084
	$135,807	$78,126	$105,639	$70,350

See Note 12 for further information on restricted cash and restricted investments.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of December 31, 2024 and 2023, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of December 31, 2024 and 2023, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of December 31, 2024 and 2023, are as follows:

	Carrying Value at		Fair Value (a) at
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
4.25% Senior Notes due 2028	$500,000	$500,000	$488,500	$496,800
3.50% Senior Notes due 2029	$500,000	$500,000	$471,450	$478,350
4.50% Senior Notes due 2029	$347,500	$—	$359,168	$—
2.60% Senior Notes due 2030	$600,000	$600,000	$536,220	$539,460
2.20% Senior Notes due 2032	$650,000	$650,000	$535,275	$543,725
3.20% Senior Notes due 2032	$500,000	$500,000	$437,150	$450,200
4.20% Senior Notes due 2033	$750,000	$750,000	$696,300	$729,600
5.00% Senior Notes due 2034	$750,000	$—	$731,625	$—
3.05% Senior Notes due 2050	$500,000	$500,000	$321,700	$362,600
2.95% Senior Notes due 2052	$850,000	$850,000	$528,955	$601,460
(a)	Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value inputs include third-party calculations of the market interest rate of notes with similar ratings in similar industries over the remaining note terms.

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Revolving Credit Agreement (defined below). The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at December 31, 2024 were specifically designated to the Revolving Credit Agreement and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

At December 31, 2024, the Company’s derivative instruments included four interest rate swap agreements as follows:

		Fixed	Variable
	Notional	Interest	Interest Rate		Expiration
Date Entered	Amount	Rate Paid (a)	Received	Effective Date (b)	Date
August 2017	$200,000	2.1230%	1-month Term SOFR	November 2022	October 2025
June 2018	$200,000	2.8480%	1-month Term SOFR	November 2022	October 2025
June 2018	$200,000	2.8284%	1-month Term SOFR	November 2022	October 2025
December 2018	$200,000	2.7715%	1-month Term SOFR	November 2022	July 2027
(a)	Plus applicable margin.
(b)	In October 2022, the Company amended the reference rate in all of its outstanding interest rate swap contracts to replace One-Month LIBOR with One-Month Term SOFR and certain credit spread adjustments. The Company did not record any gains or losses upon the conversion of the reference rates in these interest rate swap contracts, and the Company believes these amendments will not have a material impact on its Consolidated Financial Statements.

The fair values of derivative instruments designated as cash flow hedges at December 31, 2024, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$10,545	Accrued liabilities	$—
	Other assets, net	3,384
Total derivatives designated as cash flow hedges		$13,929		$—
(a)	Represents the estimated amount of the existing unrealized gains on interest rate swaps as of December 31, 2024 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2023, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$15,842	Accrued liabilities	$—
	Other assets, net	6,945
Total derivatives designated as cash flow hedges		$22,787		$—

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the years ended December 31, 2024, 2023 and 2022:

Derivatives				Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized			Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)			Classification	Net of Tax (b)
	Years Ended December 31,				Years Ended December 31,
	2024	2023	2022		2024	2023	2022
Interest rate swaps	$8,531	$7,782	$56,107	Interest expense	$(15,043)	$(14,411)	$4,815
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

The Company uses the flow-through method to account for investment tax credits earned on eligible development expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense in the year they are earned.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Share-based compensation expense recognized during the years ended December 31, 2024, 2023 and 2022, was $77,885 ($58,203 net of taxes), $70,436 ($52,708 net of taxes) and $63,485 ($47,503 net of taxes), respectively. This share-based compensation expense includes RSUs, PSUs, DSUs, share option and warrant expense. The share-based compensation expense totals include amounts associated with the Progressive Waste share-based compensation plans, continued by the Company following the Progressive Waste acquisition, which allow for the issuance of shares or cash settlement to employees upon vesting. The Company records share-based compensation expense in Selling, general and administrative expenses in the Consolidated Statements of Net Income. The total unrecognized compensation cost at December 31, 2024, related to unvested RSU awards was $83,706 and this future expense will be recognized over the remaining vesting period of the RSU awards, which extends to 2028. The weighted average remaining vesting period of the RSU awards is 1.2 years. The total unrecognized compensation cost at December 31, 2024, related to unvested PSU awards was $14,877 and this future expense will be recognized over the remaining vesting period of the PSU awards, which extends to 2027. The weighted average remaining vesting period of PSU awards is 1.1 years.

Other Share-Based Awards

As of December 31, 2024, 2023 and 2022, the Company had a liability of $8,068, $8,060 and $8,042, respectively, representing the December 31, 2024, 2023 and 2022 fair values, respectively, of outstanding Progressive Waste restricted share units which are expected to be cash settled. All remaining unvested Progressive Waste restricted share units vested during the year ended December 31, 2019.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2024, 2023 and 2022, was $9,197, $9,097 and $8,335, respectively, which is included in Selling, general and administrative expense in the Consolidated Statements of Net Income.

Insurance Liabilities

As a result of its insurance policies, the Company is effectively self-insured for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability, and directors’ and officers’ liability as well as for employee group health insurance, property and workers’ compensation. The Company’s insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company’s management with assistance from its third-party actuary and its third-party claims administrator. The insurance accruals are influenced by the Company’s past claims experience factors and by published industry development factors. At December 31, 2024 and 2023, the Company’s total accrual for self-insured liabilities was $243,764 and $183,546, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $323,760, $261,589 and $204,347, respectively, of self-insurance expense which is included in Cost of operations and Selling, general and administrative expense in the Consolidated Statements of Net Income.

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

5.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
	2024	2023
Income taxes receivable	$37,599	$28,124
Parts and supplies	71,156	61,673
Prepaid insurance	40,014	26,607
Unrealized cash flow hedge gains	10,545	15,842
Prepaid licenses and permits	14,141	13,898
Other	56,064	60,289
	$229,519	$206,433

6.     PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2024	2023
Landfill site costs	$5,778,483	$5,507,596
Rolling stock	3,428,765	3,084,623
Land, buildings and improvements	2,328,287	1,807,719
Containers	1,364,624	1,277,594
Machinery and equipment	1,539,394	1,222,792
Construction in progress	191,404	167,025
	14,630,957	13,067,349
Less accumulated depreciation and depletion	(6,595,028)	(5,839,018)
	$8,035,929	$7,228,331

Machinery and equipment included $8,956 and $9,762, at December 31, 2024 and 2023, respectively, of equipment assets accounted for as finance leases.  The Company’s landfill depletion expense, recorded in Depreciation in the Consolidated Statements of Net Income, for the years ended December 31, 2024, 2023 and 2022, was $289,696, $254,633 and $232,251, respectively.

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

ROU assets for operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived asset impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  The Company did not recognize an impairment charge for any of its ROU assets during the years ended December 31, 2024, 2023 and 2022.

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset.  The Company did not recognize any significant remeasurements during the years ended December 31, 2024, 2023 and 2022.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Lease cost for operating and finance leases for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Years Ended December 31,
	2024	2023	2022
Operating lease cost	$53,329	$47,840	$41,891
Finance lease cost:
Amortization of leased assets	3,375	2,852	2,484
Interest on leased liabilities	273	228	219
Total lease cost	$56,977	$50,920	$44,594

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows:

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$50,837	$46,688	$40,782
Operating cash flows from finance leases	$273	$228	$219
Financing cash flows from finance leases	$3,356	$2,817	$2,427
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities - operating leases	$62,922	$92,503	$63,648
Right-of-use assets obtained in exchange for lease liabilities - finance leases	$2,569	$1,388	$3,369

Weighted-average remaining lease term and discount rate for the Company’s leases are as follows:

	Years Ended December 31,
	2024		2023		2022
Weighted average remaining lease term - operating leases	9.7	years	10.9	years	8.9	years
Weighted average remaining lease term - finance leases	2.8	years	3.4	years	4.2	years
Weighted average discount rate - operating leases	4.34%		4.04%		2.93%
Weighted average discount rate - finance leases	2.99%		2.36%		1.96%

As of December 31, 2024, future minimum lease payments, reconciled to the respective lease liabilities, are as follows:

	Operating Leases	Finance Leases
2025	$53,080	$3,870
2026	50,343	3,284
2027	46,834	1,858
2028	39,682	540
2029	32,950	126
Thereafter	170,462	—
Minimum lease payments	393,351	9,678
Less: imputed interest	(80,754)	(431)
Present value of minimum lease payments	312,597	9,247
Less: current portion of lease liabilities	(40,490)	(3,631)
Long-term portion of lease liabilities	$272,107	$5,616

See Note 11 for further information regarding finance leases.

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

The Company acquired 20 immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses and four immaterial E&P waste treatment and disposal businesses during the year ended December 31, 2024. The total transaction-related expenses incurred during the year ended December 31, 2024 for these acquisitions were $26,059. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

The Company acquired 12 immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses and one immaterial E&P disposal business during the year ended December 31, 2023. The total transaction-related expenses incurred during the year ended December 31, 2023 for these acquisitions were $10,653. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

The Company acquired 24 immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses during the year ended December 31, 2022. The total transaction-related expenses incurred during the year ended December 31, 2022 for these acquisitions were $24,933. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

The following table summarizes the consideration transferred to acquire these businesses and the amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	Acquisitions	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$2,120,878	$676,793	$2,206,901
Debt assumed	77,766	76,001	127,136
	2,198,644	752,794	2,334,037

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	100,995	18,006	49,696
Prepaid expenses and other current assets	13,513	5,025	9,428
Restricted investments	—	5,462	7,469
Operating lease right-of-use assets	24,700	15,364	4,707
Property and equipment	913,729	207,164	1,073,155
Long-term franchise agreements and contracts	159,028	76,401	239,866
Customer lists	214,459	19,719	74,940
Permits and other intangibles	224,728	3,050	187,107
Other assets	1,671	24	243
Accounts payable and accrued liabilities	(27,902)	(14,596)	(56,633)
Current portion of operating lease liabilities	(2,875)	(712)	(1,546)
Deferred revenue	(12,148)	(3,443)	(10,761)
Contingent consideration	(28,885)	(13,450)	(6,642)
Long-term portion of operating lease liabilities	(14,774)	(14,652)	(3,161)
Other long-term liabilities	(67,109)	(10,277)	(6,915)
Deferred income taxes	—	(3,212)	(51,507)
Total identifiable net assets	1,499,130	289,873	1,509,446
Goodwill	$699,514	$462,921	$824,591

Goodwill acquired in 2024, 2023 and 2022 totaling $699,514, $372,671 and $510,755, respectively, is expected to be deductible for tax purposes.  The fair value of acquired working capital related to seven immaterial acquisitions completed during the year ended December 31, 2024, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these seven acquisitions are not expected to be material to the Company’s financial position. The adjustments recorded during the year ended December 31, 2024 relating to finalizing the acquired working capital for the immaterial acquisitions completed during the year ended December 31, 2023 were not material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2024, was $106,259, of which $5,264 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2023, was $19,202, of which $1,196 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2022, was $54,332, of which $4,636 was expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

9.     INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2024:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$1,104,585	$(400,674)	$—	$703,911
Customer lists	1,005,355	(693,594)	—	311,761
Permits and other	999,357	(164,239)	(40,784)	794,334
	3,109,297	(1,258,507)	(40,784)	1,810,006
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$3,290,910	$(1,258,507)	$(40,784)	$1,991,619

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the year ended December 31, 2024 was 14.8 years. The weighted-average amortization period of customer lists acquired during the year ended December 31, 2024 was 10.1 years. The weighted-average amortization period of finite-lived permits and other acquired during the year ended December 31, 2024 was 37.8 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2023:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$960,033	$(343,099)	$—	$616,934
Customer lists	806,257	(606,192)	—	200,065
Permits and other	784,905	(139,192)	(40,784)	604,929
	2,551,195	(1,088,483)	(40,784)	1,421,928
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$2,732,808	$(1,088,483)	$(40,784)	$1,603,541

Estimated future amortization expense for the next five years relating to finite-lived intangible assets owned as of December 31, 2024 is as follows:

For the year ending December 31, 2025	$180,792
For the year ending December 31, 2026	$157,827
For the year ending December 31, 2027	$137,790
For the year ending December 31, 2028	$122,230
For the year ending December 31, 2029	$110,584

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

10.     ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2024	2023
Insurance claims and premiums	$244,536	$184,403
Final capping, closure and post-closure liability	199,736	92,946
Payroll and payroll-related	127,518	108,423
Interest payable	68,455	52,726
Property taxes	17,548	15,545
Environmental remediation reserves	8,808	10,860
Cell processing reserves	2,148	3,246
Transaction-related expenses	1,471	958
Other	66,604	52,321
	$736,824	$521,428

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

11.     LONG-TERM DEBT

The following table presents the Company’s long-term debt as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Revolving Credit Agreement, bearing interest ranging from 4.59% to 7.50% (a)	$2,164,325	$—
Revolver under 2021 Revolving and Term Credit Agreement, bearing interest ranging from 6.40% to 8.50% (b)	—	453,245
Term loan under 2021 Revolving and Term Credit Agreement, bearing interest at 6.50% (b)	—	650,000
Term loan under 2022 Term Loan Agreement, bearing interest at 6.44% (b), (c)	—	800,000
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
4.50% Senior Notes due 2029	347,500	—
2.60% Senior Notes due 2030	600,000	600,000
2.20% Senior Notes due 2032	650,000	650,000
3.20% Senior Notes due 2032	500,000	500,000
4.20% Senior Notes due 2033	750,000	750,000
5.00% Senior Notes due 2034	750,000	—
3.05% Senior Notes due 2050	500,000	500,000
2.95% Senior Notes due 2052	850,000	850,000
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2028 to 2044 (a)	30,641	48,774
Finance leases, bearing interest ranging from 1.89% to 5.07%, with lease expiration dates ranging from 2026 to 2029 (a)	9,247	10,034
	8,151,713	6,812,053
Less – current portion	(7,851)	(26,462)
Less – unamortized debt discount and issuance costs	(70,934)	(60,820)
Long-term portion of debt and notes payable	$8,072,928	$6,724,771
(a)	Interest rates represent the interest rates incurred at December 31, 2024.
(b)	Interest rates represent the interest rates incurred at December 31, 2023.
(c)	Interest rate margin for term loan under 2022 Term Loan Agreement was 1.00% at December 31, 2023.

Revolving Credit Agreement

The Company, as borrower, Bank of America, N.A., acting through its Canada Branch, as the global agent, the swing line lender and a letter of credit issuer, Bank of America, N.A., as the U.S. agent and a letter of credit issuer, and the other lenders and financial institutions from time to time party thereto (the “Lenders”) are party to that certain Revolving Credit Agreement, dated as of February 27, 2024 (as amended, restated, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement”), pursuant to which the Lenders provide loans and other credit extensions to the Company under a revolving credit facility. Borrowings under the Revolving Credit Agreement are unsecured and there are no subsidiary guarantors under the Revolving Credit Agreement.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

The Revolving Credit Agreement (i) has a scheduled maturity date of February 27, 2029 (subject to certain extension mechanics therein by which the Company may request two additional one-year maturity date extensions), (ii) provides for revolving advances up to an aggregate principal amount of $3,000,000 at any one time outstanding (subject to satisfaction of certain conditions at the time advances are made) and (iii) provides for, at the Company’s discretion, flexibility for an uncommitted upsize of the aggregate principal amount by up to $1,000,000 (to an aggregate principal amount of up to $4,000,000). As of December 31, 2024, there are no commitments by lenders for any such increases in aggregate principal amount of revolving advances described in the preceding sentence. The Revolving Credit Agreement provides for letters of credit in an aggregate amount not to exceed $320,000 and swing line loans in an aggregate amount not to exceed $100,000, in each case, to be issued at the request of the Company subject to the terms therein and with such sublimits included in the aggregate commitments of the credit facility. The Company has $4,401 of debt issuance costs related to the revolver under the Revolving Credit Agreement recorded in Other assets, net in the Consolidated Balance Sheets at December 31, 2024, which are being amortized through the maturity date, or February 27, 2029.

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

The Revolving Credit Agreement includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) Consolidated Total Funded Debt (as defined in the Revolving Credit Agreement) as of such date to (b) Consolidated EBITDA (as defined in the Revolving Credit Agreement), measured for the preceding 12 months, to not more than 3.75 to 1.00 (or 4.25 to 1.00 during material acquisition periods, subject to certain limitations). As of December 31, 2024, the Company was in compliance with all applicable covenants in the Revolving Credit Agreement.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Details of the Revolving Credit Agreement at December 31, 2024 and details of the 2021 Revolving and Term Credit Agreement (as defined below) at December 31, 2023 are as follows:

	December 31,
	2024	2023
Revolver
Available	$778,374	$1,357,013
Letters of credit outstanding	$57,301	$39,742
Total amount drawn, as follows:	$2,164,325	$453,245
Amount drawn – U.S. Term SOFR rate loan	$800,000	$90,000
Interest rate applicable – U.S. Term SOFR rate loan	5.65%	6.46%
Interest rate margin – U.S. Term SOFR rate loan	1.00%	1.00%
Amount drawn – U.S. Term SOFR rate loan	$500,000	$150,000
Interest rate applicable – U.S. Term SOFR rate loan	5.69%	6.50%
Interest rate margin – U.S. Term SOFR rate loan	1.00%	1.00%
Amount drawn – U.S. Term SOFR rate loan	$50,000	$—
Interest rate applicable – U.S. Term SOFR rate loan	5.46%	—%
Interest rate margin – U.S. Term SOFR rate loan	1.00%	—%
Amount drawn – U.S. base rate loan	$95,000	$28,000
Interest rate applicable – U.S. base rate loan	7.50%	8.50%
Interest rate margin – U.S. base rate loan	—%	—%
Amount drawn – Canadian Term CORRA loan	$590,750	$—
Interest rate applicable - Canadian term CORRA loan	5.24%	—%
Interest rate margin – Canadian term CORRA loan	1.00%	—%
Amount drawn – Canadian Term CORRA loan	$86,875	$—
Interest rate applicable - Canadian term CORRA loan	4.59%	—%
Interest rate margin – Canadian term CORRA loan	1.00%	—%
Amount drawn – Canadian prime rate loan	$41,700	$15,122
Interest rate applicable - Canadian prime rate loan	5.45%	7.20%
Interest rate margin – Canadian prime rate loan	—%	—%
Amount drawn – Canadian bankers’ acceptance	$—	$153,111
Interest rate applicable – Canadian bankers’ acceptance	—%	6.46%
Interest rate acceptance fee – Canadian bankers’ acceptance	—%	1.00%
Amount drawn – Canadian bankers’ acceptance	$—	$17,012
Interest rate applicable – Canadian bankers’ acceptance	—%	6.40%
Interest rate acceptance fee – Canadian bankers’ acceptance	—%	1.00%
Commitment – rate applicable	0.09%	0.09%
Term loan
Amount drawn – U.S. Term SOFR rate loan	$—	$650,000
Interest rate applicable – U.S. Term SOFR rate loan	—%	6.50%
Interest rate margin – U.S. Term SOFR rate loan	—%	1.00%

In addition to the $57,301 of letters of credit at December 31, 2024 issued and outstanding under the Revolving Credit Agreement, the Company has issued and outstanding letters of credit totaling $113,385 under facilities other than the Revolving Credit Agreement.

2021 Revolving Credit and Term Loan Agreement

 On February 27, 2024, the Company used a portion of the proceeds from borrowings under the Revolving Credit Agreement to (i) prepay the amounts outstanding under that certain Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 30, 2021 (as amended, restated, supplemented or otherwise modified from time

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

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

Senior Notes

On November 16, 2018, the Company completed an underwritten public offering of $500,000 aggregate principal amount of 4.25% Senior Notes due December 1, 2028 (the “2028 Senior Notes”). The 2028 Senior Notes were issued under the Indenture, dated as of November 16, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented through the First Supplemental Indenture, dated as of November 16, 2018. The Company is amortizing $5,792 of debt issuance costs through the maturity date of the 2028 Senior Notes. The Company may redeem some or all of the 2028 Senior Notes at its option prior to September 1, 2028 (three months before the maturity date) at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the 2028 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2028 Senior Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Commencing on September 1, 2028 (three months before the maturity date), the Company may redeem some or all of the 2028 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2028 Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

On April 16, 2019, the Company completed an underwritten public offering of $500,000 aggregate principal amount of 3.50% Senior Notes due May 1, 2029 (the “2029 Senior Notes”).  The 2029 Senior Notes were issued under the Indenture, as supplemented through the Second Supplemental Indenture, dated as of April 16, 2019. The Company is amortizing $5,954 of debt issuance costs through the maturity date of the 2029 Senior Notes. The Company may redeem some or all of the 2029 Senior Notes at its option prior to February 1, 2029 (three months before the maturity date) at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the 2029 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2029 Senior Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Commencing on February 1, 2029 (three months before the maturity date), the Company may redeem some or all of the 2029 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2029 Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

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

On March 9, 2022, the Company completed an underwritten public offering of $500,000 aggregate principal amount of 3.20% Senior Notes due June 1, 2032 (the “New 2032 Senior Notes”). The New 2032 Senior Notes were issued under the Indenture, as supplemented through the Sixth Supplemental Indenture, dated as of March 9, 2022.  The Company is amortizing a $375 debt discount and $4,668 of debt issuance costs through the maturity date of the New 2032 Senior Notes.  The Company may redeem some or all of the New 2032 Senior Notes at its option prior to March 1, 2032 (three months before the maturity date) (the “New 2032 Senior Notes Par Call Date”), at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the New 2032 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the New 2032 Senior Notes redeemed discounted to the redemption date (assuming the New 2032 Senior Notes matured on the New 2032 Senior Notes Par Call Date), plus, in either case, accrued and unpaid interest thereon to the redemption date. Commencing on March 1, 2032 (three months before the maturity date), the Company may redeem some or all of the New 2032 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the New 2032 Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

On August 18, 2022, the Company completed an underwritten public offering of $750,000 aggregate principal amount of 4.20% Senior Notes due January 15, 2033 (the “2033 Senior Notes”). The 2033 Senior Notes were issued under the Indenture, as supplemented through the Seventh Supplemental Indenture, dated as of August 18, 2022.  The Company is amortizing a $2,040 debt discount and $6,878 of debt issuance costs through the maturity date of the 2033 Senior Notes.  The Company may redeem some or all of the 2033 Senior Notes at its option prior to October 15, 2032 (three months before the maturity date) (the “2033 Senior Notes Par Call Date”), at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the 2033 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2033 Senior Notes redeemed discounted to the redemption date (assuming the 2033 Senior Notes matured on the 2033 Senior Notes Par Call Date), plus, in either case, accrued and unpaid interest thereon to the redemption date. Commencing on October 15, 2032 (three months before the maturity date), the Company may redeem some or all of the 2033 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2033 Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date.

On February 21, 2024, the Company completed an underwritten public offering of $750,000 aggregate principal amount of 5.00% Senior Notes due March 1, 2034 (the “2034 Senior Notes”). The 2034 Senior Notes were issued under an Indenture, as supplemented by the Eighth Supplemental Indenture, dated as of February 21, 2024. The Company is amortizing a $8,738 debt discount and $6,978 of debt issuance costs through the maturity date of the 2034 Senior Notes.   The Company may, prior to December 1, 2033 (three months before the maturity date) (the “2034 Senior Notes Par Call Date”), redeem some or all of the 2034 Senior Notes, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount of the 2034 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2034 Senior Notes redeemed discounted to the redemption date (assuming the 2034 Senior Notes matured on the 2034 Senior Notes Par Call Date), plus, in either case, accrued and unpaid interest thereon to the redemption date. Commencing on December 1, 2033 (three months before the maturity date), the Company may redeem some or all of the 2034 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2034 Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date.

On June 13, 2024, the Company completed an underwritten public offering of CAD $500,000,000 aggregate principal amount of 4.50% Senior Notes due June 14, 2029 (the “New 2029 Senior Notes” and, together with the 2028 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2032 Senior Notes, the New 2032 Senior Notes, the 2033 Senior Notes, the 2034 Senior Notes, the 2050 Senior Notes and the 2052 Senior Notes, the “Senior Notes”). The New 2029 Senior Notes were issued under the Indenture, as supplemented by the Ninth Supplemental Indenture, dated as of June 13, 2024. The Company is amortizing a $245 debt discount and $2,656 of debt issuance costs through the maturity date of the New 2029 Senior Notes. The Company may, prior to May 14, 2029 (one month before the maturity date) (the “New 2029 Senior Notes Par Call Date”), redeem some or all of the New 2029 Senior Notes, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount of the New 2029 Senior Notes redeemed, and the sum of the present values of the remaining scheduled payments of principal and interest (not including any portion of the payments of interest accrued as of the date of redemption) on the New 2029 Senior Notes redeemed discounted to the redemption date (assuming the New 2029 Senior Notes matured on the New 2029 Senior Notes Par Call Date), plus, in either case, accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. Commencing on May 14, 2029 (one month before the maturity date), the Company may redeem some or all of the New 2029 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the New 2029 Senior Notes being redeemed plus accrued and unpaid interest thereon, but excluding, to the redemption date.

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

As of December 31, 2024, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2025	$7,851
2026	7,249
2027	6,030
2028	504,864
2029	3,016,290
Thereafter	4,609,429
$8,151,713

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At December 31, 2024 and 2023, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash is valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash measured at fair value is invested primarily in money market accounts and bank time deposits. The Company’s restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted investments measured at fair value are invested primarily in U.S. government securities, agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023, were as follows:

	Fair Value Measurement at December 31, 2024 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$13,929	$—	$13,929	$—
Restricted cash	$135,807	$135,807	$—	$—
Restricted investments	$77,900	$—	$77,900	$—
Contingent consideration	$(87,162)	$—	$—	$(87,162)

	Fair Value Measurement at December 31, 2023 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$22,787	$—	$22,787	$—
Restricted cash	$105,639	$105,639	$—	$—
Restricted investments	$70,658	$—	$70,658	$—
Contingent consideration	$(115,030)	$—	$—	$(115,030)

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Beginning balance	$115,030	$81,415
Contingent consideration recorded at acquisition date	28,885	13,450
Payment of contingent consideration recorded at acquisition date	(27,743)	(13,317)
Payment of contingent consideration recorded in earnings	(35,035)	—
Adjustments to contingent consideration	(3)	30,367
Interest accretion expense	6,217	3,115
Foreign currency translation adjustment	(189)	—
Ending balance	$87,162	$115,030

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

At December 31, 2024 and 2023, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $934,330 and $901,283, respectively, to secure its asset closure and retirement requirements and $1,077,021 and $743,816, respectively, to secure performance under collection contracts and landfill operating agreements.

The Company owns a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure landfill final capping, closure and post-closure obligations for companies operating in the solid waste industry. The Company accounts for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment. This investee company and the parent company of the investee have written financial surety bonds for the Company, of which $492,711 and $470,416 were outstanding as of December 31, 2024 and 2023, respectively. The Company’s reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.

Unconditional Purchase Obligations

At December 31, 2024, the Company’s unconditional purchase obligations consist of multiple fixed-price fuel purchase contracts under which it has 59.7 million gallons remaining to be purchased for a total of $179,272. These fuel purchase contracts expire on or before September 30, 2029. During the years ended December 31, 2024, 2023 and 2022, the Company paid $139,973, $145,598 and $112,136, respectively, under the respective fuel purchase contracts then outstanding.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

As of December 31, 2024, future minimum purchase commitments, by calendar year, are as follows:

2025	$140,123
2026	37,284
2027	778
2028	621
2029	466
Thereafter	—
$179,272

CONTINGENCIES

Environmental Risks

The Company expenses costs incurred to investigate and remediate environmental issues unless they extend the economic useful lives of the related assets. The Company records liabilities when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. The remediation reserves cover anticipated costs, including remediation of environmental damage that waste facilities may have caused to neighboring landowners or residents as a result of contamination of soil, groundwater or surface water, including damage resulting from conditions existing prior to the Company’s acquisition of such facilities. The Company’s estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. The Company does not discount remediation obligations. At December 31, 2024 and 2023, the current portion of remediation reserves was $8,808 and $10,860, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. At December 31, 2024 and 2023, the long-term portion of remediation reserves was $7,186 and $4,289, respectively, which is included in Other long-term liabilities in the Consolidated Balance Sheets. Any substantial increase in the liabilities for remediation of environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of December 31, 2024, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

After the general causation decision, extensive discovery occurred in 2023 and 2024. On May 15, 2024, the Ictech-Bendeck plaintiffs filed an amended motion for class certification, which the defendants opposed.  Plaintiffs currently describe the putative class as Jefferson Parish residents suffering an injury as a result of exposure to odors from the Landfill between July 1, 2017 and December 31, 2019, in five proposed geographic sub-classes encompassing residents within a delineated area of Jefferson Parish that extends roughly five miles from the Landfill to the north and east. Counsel for the putative class asks the court to certify a class on liability and allocation issues and that specific causation be left for individual determinations after a class trial. Briefing on the class action plaintiffs’ motion for class certification was completed on June 26, 2024. An evidentiary hearing on certain class certification issues was held on February 3 and 4, 2025. The Court’s decision is pending.

On August 8, 2024, Jefferson Parish and the Ictech-Bendeck plaintiffs notified the court and the other parties that they had reached an agreement in principle on settlement of the plaintiffs’ claims against the Parish. The court held a settlement conference on August 9, memorializing the terms of the plaintiffs’ settlement with the Parish, including a settlement amount of $4,500 to be paid by the Parish to the Ictech-Bendeck plaintiffs. The settlement agreement purports to assign to

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

the Ictech-Bendeck plaintiffs the Parish’s claims against the Company defendants. The court must approve the proposed settlement after notice is sent to the proposed settlement class and a hearing on the fairness of the settlement terms.

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

Los Angeles County, California Landfill Expansion Litigation

A.    Chiquita Canyon, LLC Lawsuit Against Los Angeles County

In October 2004, the Company’s subsidiary, Chiquita Canyon, LLC (“CCL”), then under prior ownership, filed an application (the “Application”) with the County of Los Angeles (the “County”) Department of Regional Planning (“DRP”) for a conditional use permit (the “CUP”) to authorize the continued operation and expansion of the Chiquita Canyon Landfill (the “CC Landfill”). The CC Landfill has operated since 1972, and as a regional landfill, accepted approximately 2.25 million tons of materials for disposal and beneficial use in 2024.  The CC Landfill was the second largest landfill in the County and played a vital role in the County’s ability to safely and quickly gather, process, and dispose of thousands of tons of waste, six days a week.  The Application requested expansion of the existing waste footprint on CCL’s contiguous property, an increase in maximum elevation, creation of a new entrance and new support facilities, construction of a facility for the County or another third-party operator to host household hazardous waste collection events, designation of an area for mixed organics/composting, and other modifications.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

At a meeting between the County and the Company on September 23, 2024, the County first stated that it would not be possible to complete the environmental review and present the CUP modification to the Regional Planning Commission in 2024.  Absent approval of the modified CUP, beginning January 1, 2025, the CUP requires CCL to reduce its maximum annual solid waste tonnage capacity from approximately two million tons of solid waste per year to approximately one million tons of solid waste per year.  CCL and the County are required under the settlement agreement to cooperate to take additional lawful and reasonable measures to effectuate the basic terms and goals of the settlement agreement, which include modifying this tonnage reduction to a gradual step-down in tonnage.  However, because the County was unable to fully implement the settlement agreement or provide a viable alternative solution to address the severe tonnage restrictions that took effect on January 1, 2025, maintaining ongoing operations at the Landfill was no longer economically viable. Thus, CCL closed active waste disposal operations as of December 31, 2024.

On January 10, 2025, CCL and the County appeared before the Superior Court for a trial setting conference and the Court set the remaining claims for a bench trial, beginning October 13, 2025. At this time, the Company is not able to determine the likelihood of any outcome in this matter.

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

On January 12, 2018, CCL filed an appeal of the alleged violations in the NOV.  Subsequently, CCL filed additional legal arguments and exhibits contesting the NOV.  On March 6, 2018, a DRP employee designated as hearing officer sustained the NOV, including the $11,600 B&T fee, and imposed an administrative penalty in the amount of $83 and a noncompliance fee of $0.75. A written decision memorializing the hearing officer’s findings and order was issued on July 10, 2018.  On April 13, 2018, CCL filed in the Superior Court of California, County of Los Angeles, a Petition for Writ of Administrative Mandamus against the County seeking to overturn the decision sustaining the NOV, contending that the NOV and decision are not supported by the facts or law.  On July 17, 2018, the court granted CCL leave to pay the $11,600 B&T fee and to amend its Complaint in the CUP lawsuit to reflect the payment under protest, allowing the challenge to the B&T fee under the Mitigation Fee Act to proceed in the CUP lawsuit.  CCL paid the B&T fee under protest on August 10, 2018, and also paid on that date the administrative penalty of $83 and the noncompliance fee of $0.75. The court indicated that the NOV case would be coordinated with the CUP lawsuit.  On October 11, 2022, CCL and the County entered into the settlement agreement, described above under paragraph A.  However, as described above, CCL has now closed the Chiquita Canyon Landfill for the acceptance of waste as of December 31, 2024, and CCL’s remaining claims have been set for trial. A status conference and order to show cause in this case is currently set for May 8, 2025. At this time, the Company is not able to determine the likelihood of any outcome in this matter.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Since May 2023, CCL has received approximately 301 NOVs for alleged violations of SCAQMD Rule 402. CCL has also received sixteen additional NOVs from SCAQMD alleging violations of the Stipulated Order for Abatement, the California Health & Safety Code, other SCAQMD rules, and CCL’s Title V permit.

On August 15, 2023, SCAQMD petitioned its Hearing Board for an Order for Abatement in Hearing Board Case No. 6177-4 to address the Rule 402 NOVs issued by SCAQMD inspectors as a result of the ETLF event. SCAQMD and CCL negotiated a Stipulated Order for Abatement (the “Stipulated Order”), which was issued by the Hearing Board on September 6, 2023. Modifications to the Stipulated Order were approved by the Hearing Board after hearings on January 16 and 17, March 21, April 24, August 17, 20, and 27, and November 13, 2024. The modified Stipulated Order contains 96 conditions. The next status and modification hearing is scheduled for April 16 and 17, 2025.

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

In addition to, and distinct from these alleged violations, CCL had been seeking regulatory approvals to allow the use of new cells needed for waste disposal within the CC Landfill’s existing waste footprint permitted under the CUP.  However, the Water Board had not yet granted the final approval needed for CCL to access otherwise permitted and constructed airspace when the CC Landfill closed to active waste disposal operations as of December 31, 2024.

Chiquita Canyon Landfill Civil Litigation

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

C.D. Cal. October 4, 2023).  That case included class action claims, but in May 2024, those claims were dropped and the case continues as a mass tort case in federal district court.  In November 2024, Judge Frimpong in the Central District of California consolidated Howse and all other then filed, related cases into In re Chiquita Landfill Litigation. Master File No. 2:23-CV-08380-MEMF-MAR. (C.D. Cal.). As additional, related cases have been filed, the Company has sought to consolidate them with In re Chiquita.

There are approximately 9,200 total plaintiffs in these civil lawsuits as of February 5, 2025, which includes some from cases filed but not yet served, and the Company expects additional complaints and plaintiffs in the future.

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

The additional cases include: Suggs et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed February 2, 2024, removed to U.S.D.C. C.D. Cal. March 25, 2024); Siryani et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed March 27, 2024, removed to U.S.D.C. C.D. Cal. on April 29, 2024); Adams Evans et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed April 15, 2014, removed to U.S.D.C. C.D. Cal. on July 5, 2024); Aleksanyan et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed May 20, 2024);  Jolene Acosta et al., v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed May 29, 2024, removed to U.S.D.C. C.D. Cal. on July 12, 2024); Quaiden Fenstermaker et. al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed May 29, 2024, removed to U.S.D.C. C.D. Cal. on July 13, 2024); Briana Mejia et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed May 29, 2024, removed to U.S.D.C. C.D. Cal. on July 15, 2024); Araiza et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed June 3, 2024); Melineh Gasparians et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed June 10, 2024; removed to U.S.D.C. C.D. Cal. on September 4, 2024); Claudia Rivera et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed June 14, 2024, removed to U.S.D.C. C.D. Cal. on July 22, 2024); Alejandra Suarez et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed June 20, 2024; removed to U.S.D.C. C.D. Cal. on July 29, 2024) ;  Geon Hwang, et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed July 8, 2024); Anabel Austin, et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed July 9, 2024; removed to U.S.D.C. C.D. Cal. on August 16, 2024); Isabell Dolores Palomino et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed July 12, 2024); Stephanie Audish et al. v. Chiquita Canyon, LLC (Los Angeles Superior Court; filed July 16, 2024); Scott Benjamin Siegal et. al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed July 16, 2024); Alina Hakopyan et al. v. Chiquita Canyon, LLC (Los Angeles Superior Court; filed August 6, 2024); Kaiden Alim et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed September 27, 2024); Nicholas Difatta et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed October 5, 2024); Jane Chun-Won Yang et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed on November 19, 2024); Maria Magdalena Alanis, et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed January 6, 2025, transferred to Judge Frimpong but not yet consolidated).  One law firm filed 359 individual cases in Los Angeles Superior Court, which the Company related and consolidated to that firm’s first filed case, Serieddine et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed January 8, 2024), and removed the cases en masse as In re Serieddine. In re Serieddine is consolidated in In re Chiquita Landfill Litigation.

Three cases have been filed, but not yet served: K.E. et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed on November 22, 2024), Fernando Perez et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed December 30, 2024), Nancy Mariel Aguilar et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed January 27, 2025).

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

The Company is continuing to vigorously defend itself in these lawsuits; however, at this time, the Company is not able to determine the likelihood of any outcome regarding the underlying claims.

County of Los Angeles Litigation

Based upon the same facts alleged in the above-referenced “Chiquita Canyon Landfill Civil Litigation,” on December 17 2024, Los Angeles County filed a complaint in the U.S. District Court, Central District of California, No. 2:24-cv-10819-RGK-PD, against Chiquita Canyon, LLC, Chiquita Canyon, Inc. and Waste Connections US, Inc. This case has been assigned to Judge Frimpong, the same judge overseeing In Re Chiquita Landfill Litigation. An answer or responsive pleading is due on February 19, 2025.

The County’s lawsuit alleges public nuisance under California statutes and Los Angeles County ordinances, public nuisance per se, and unfair business practices related to the alleged violation of ordinances referenced in the public nuisance claims.  The County seeks an injunction to bring the CC Landfill into compliance with all local, state, and federal laws and regulations, including all necessary measures to “contain and extinguish” the ETLF, prevent odors and gases from reaching any residential zone, and eliminate leachate seeps; subsidize the relocation of affected citizens living near the Landfill; and subsidize mitigation measures undertaken by affected citizens living, working, or studying near the Landfill, such as the purchase of air purification systems, double paned windows, home hardening, and assistance with utility bills. Alternatively, the County requests the appointment of a receiver to take possession and control of the Landfill.  The County also seeks to recover civil penalties and attorney’s fees. The Company is not able to determine the potential penalty amount that the County will seek in this lawsuit.

The Company is continuing to vigorously defend itself in these lawsuits; however, at this time, the Company is not able to determine the likelihood of any outcome regarding the underlying claims.

Collective Bargaining Agreements

As of December 31, 2024, 3,774 employees, or approximately 16% of the Company’s workforce, were employed under collective bargaining agreements. The Company has 25 collective bargaining agreements covering 1,603 employees, or approximately 7% of its workforce, that have expired or are set to expire in 2025. The Company does not expect any significant disruption in its overall business in 2025 as a result of labor negotiations, employee strikes or organizational efforts.

14.   SHAREHOLDERS’ EQUITY

Employee Share Purchase Plan

On May 15, 2020, the Company’s shareholders approved the ESPP. Under the ESPP, qualified employees may elect to have payroll deductions withheld from their eligible compensation on each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period; provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the TSX over the final five trading days of such offering period. The maximum number of shares that may be issued under the ESPP is 1,000,000. Under the ESPP, employees purchased 29,256 of the Company’s common shares for $4,486 during the year ended December 31, 2024. Under the ESPP, employees purchased 29,808 of the Company’s common shares for $3,909 during the year ended December 31, 2023. Under the ESPP, employees purchased 26,582 of the Company’s common shares for $3,270 during the year ended December 31, 2022.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Cash Dividend

The Board of Directors of the Company authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2024, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.03, from $0.285 to $0.315 per Company common share. Cash dividends of $302,258, $270,604 and $243,013 were paid during the years ended December 31, 2024, 2023 and 2022, respectively.

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

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems are limited to a maximum of 60,089 common shares, which represents 25% of the average daily trading volume on the TSX of 240,359 common shares for the period from February 1, 2024 to July 31, 2024. The TSX rules also allow the Company to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE will be 25% of the average daily trading volume for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases.

The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including the Company’s capital structure, the market price of the common shares, any share buyback taxes applicable and overall market conditions. All common shares purchased under the NCIB will be immediately cancelled following their repurchase.

For each of the years ended December 31, 2024 and 2023, the Company did not repurchase any common shares pursuant to the NCIB in effect during that period.  For the year ended December 31, 2022, the Company repurchased 3,388,155 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $424,999.  As of December 31, 2024, the maximum number of shares available for repurchase under the current NCIB was 12,901,981.

Common Shares

The Company is authorized to issue an unlimited number of common shares, that have no par value, and uses reserved but unissued common shares to satisfy its obligations under its equity-based compensation plans. As of December 31, 2024, the Company has reserved the following common shares for issuance:

For outstanding RSUs, PSUs and warrants	2,083,109
For future grants under the 2016 Incentive Award Plan	1,993,310
For future grants under the Employee Share Purchase Plan	903,541
4,979,960

Common Shares Held in Trust

Common shares held in trust at December 31, 2024 consist of 48,098 shares of the Company held in a trust that were acquired by Progressive Waste prior to June 1, 2016 for the benefit of its U.S. and Canadian employees participating in certain share-based compensation plans. A total of 735,171 common shares were held in the trust on June 1, 2016 when it

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

was acquired by the Company in the Progressive Waste acquisition. Common shares held in trust are classified as treasury shares in the Company’s Consolidated Balance Sheets. The Company will sell shares out of the trust and remit cash or shares to employees and non-employee directors as restricted share units vest and deferred share units settle, under the Progressive Waste share-based compensation plans that were continued by the Company. During the years ended December 31, 2024, 2023 and 2022, the Company sold 11,344, 6,017 and 5,203 common shares held in the trust, respectively, to settle vested restricted share units and deferred share units.

Special Shares

The Company is authorized to issue an unlimited number of special shares. Holders of special shares are entitled to one vote in matters of the Company for each special share held. The special shares carry no right to receive dividends or to receive the remaining property or assets of the Company upon dissolution or wind-up. At December 31, 2024, 2023 and 2022, no special shares were issued.

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares, issuable in series. Each series of preferred shares issued shall have rights, privileges, restrictions and conditions as determined by the Board of Directors prior to their issuance. Preferred shareholders are not entitled to vote, but take preference over the common shareholders rights in the remaining property and assets of the Company in the event of dissolution or wind-up. At December 31, 2024, 2023 and 2022, no preferred shares were issued.

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

Restricted Share Units

A summary of the Company’s RSU activity is presented below:

	Years Ended December 31,
	2024	2023	2022
Weighted average grant-date fair value of restricted share units granted	$164.93	$133.65	$121.26
Total fair value of restricted share units vested	$39,745	$39,754	$28,751

A summary of activity related to RSUs during the year ended December 31, 2024, is presented below:

		Weighted-Average
		Grant Date Fair
	Unvested Shares	Value Per Share
Outstanding at December 31, 2023	936,267	$120.97
Granted	371,343	$164.93
Forfeited	(51,520)	$138.91
Vested and issued	(343,530)	$115.69
Outstanding at December 31, 2024	912,560	$139.83

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At December 31, 2024, 2023 and 2022, the Company had 29,980, 49,129 and 81,352 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of the Company’s PSU activity is presented below:

	Years Ended December 31,
	2024	2023	2022
Weighted average grant-date fair value of PSUs granted	$138.29	$133.83	$117.94
Total fair value of PSUs vested	$14,948	$20,196	$4,674

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

A summary of activity related to PSUs during the year ended December 31, 2024, is presented below:

		Weighted-Average
		Grant Date Fair
	Unvested Shares	Value Per Share
Outstanding at December 31, 2023	259,532	$113.68
Granted	113,166	$138.29
Vested and issued	(153,555)	$97.35
Outstanding at December 31, 2024	219,143	$137.83

During the year ended December 31, 2024, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2026.  During the year ended December 31, 2023, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2025.  During the year ended December 31, 2022, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company was required to meet before those awards were earned, and the performance period for those grants ended on December 31, 2024.  The Compensation Committee determines the achievement of performance results and corresponding vesting of PSUs for each performance period.

Share Purchase Warrants

The Company has outstanding share purchase warrants issued under the 2016 Plan. Warrants to purchase the Company’s common shares were issued to certain consultants to the Company. Warrants issued were fully vested and exercisable at the date of grant. Warrants outstanding at December 31, 2024, expire between 2025 and 2029.

A summary of warrant activity during the year ended December 31, 2024, is presented below:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2023	817,873	$127.85
Granted	301,719	$171.51
Forfeited	(153,306)	$133.59
Exercised	(44,860)	$107.04
Outstanding at December 31, 2024	921,426	$142.21

The following table summarizes information about warrants outstanding as of December 31, 2024 and 2023:

			Fair Value of
	Warrants		Warrants	Outstanding at December 31,
Grant Date	Issued	Exercise Price	Issued	2024	2023
Throughout 2019	151,008	$74.25 to $95.61	$2,634	—	25,490
Throughout 2020	164,890	$72.65 to $104.89	$3,140	85,293	145,586
Throughout 2021	218,166	$99.33 to $135.97	$5,584	191,155	191,155
Throughout 2022	380,478	$125.32 to $143.95	$12,972	289,276	326,085
Throughout 2023	129,557	$129.75 to $142.93	$5,133	106,649	129,557
Throughout 2024	301,719	$149.27 to $192.47	$14,651	249,053	—
				921,426	817,873

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Deferred Share Units

A summary of the Company’s deferred share units (“DSUs”) activity is presented below:

	Years Ended December 31,
	2024	2023	2022
Weighted average grant-date fair value of DSUs granted	$168.71	$136.47	$121.00
Total fair value of DSUs awarded	$632	$538	$253

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition.

A summary of activity related to DSUs during the year ended December 31, 2024, is presented below:

		Weighted-Average
		Grant Date Fair
	Vested Shares	Value Per Share
Outstanding at December 31, 2023	30,481	$77.34
Granted	3,746	$168.71
Cash settled	(9,207)	$61.65
Share settled	(4,602)	$94.15
Outstanding at December 31, 2024	20,418	$97.38

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting or other distribution events. A summary of activity related to Progressive Waste RSUs during the year ended December 31, 2024, is presented below:

Outstanding at December 31, 2023	51,812
Cash settled	(6,346)
Outstanding at December 31, 2024	45,466

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.  All remaining RSUs were vested as of December 31, 2019.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

15.   OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2024, 2023 and 2022, are as follows:

	Year Ended December 31, 2024
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(20,467)	$5,424	$(15,043)
Changes in fair value of interest rate swaps	11,607	(3,076)	8,531
Foreign currency translation adjustment	(189,402)	—	(189,402)
	$(198,262)	$2,348	$(195,914)

	Year Ended December 31, 2023
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(19,607)	$5,196	$(14,411)
Changes in fair value of interest rate swaps	10,588	(2,806)	7,782
Foreign currency translation adjustment	53,633	—	53,633
	$44,614	$2,390	$47,004

	Year Ended December 31, 2022
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$6,551	$(1,736)	$4,815
Changes in fair value of interest rate swaps	76,336	(20,229)	56,107
Foreign currency translation adjustment	(157,336)	—	(157,336)
	$(74,449)	$(21,965)	$(96,414)

A roll forward of the amounts included in AOCIL, net of taxes, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2022	$23,378	$(80,208)	$(56,830)
Amounts reclassified into earnings	(14,411)	—	(14,411)
Changes in fair value	7,782	—	7,782
Foreign currency translation adjustment	—	53,633	53,633
Balance at December 31, 2023	16,749	(26,575)	(9,826)
Amounts reclassified into earnings	(15,043)	—	(15,043)
Changes in fair value	8,531	—	8,531
Foreign currency translation adjustment	—	(189,402)	(189,402)
Balance at December 31, 2024	$10,237	$(215,977)	$(205,740)

16.   INCOME TAXES

The Company’s operations are conducted through its various subsidiaries in countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Income before provision for income taxes consists of the following:

	Years Ended December 31,
	2024	2023	2022
U.S.	$343,255	$622,041	$734,126
Non – U.S.	419,678	361,460	314,837
Income before income taxes	$762,933	$983,501	$1,048,963

The provision for income taxes consists of the following:

	Years Ended December 31,
	2024	2023	2022
Current:
U.S. Federal	$95,007	$120,420	$59,675
State	42,725	50,713	28,770
Non – U.S.	65,916	43,213	31,036
	203,648	214,346	119,481
Deferred:
U.S. Federal	(33,507)	14,130	95,397
State	(5,833)	(1,931)	16,840
Non – U.S.	(17,945)	(5,870)	(18,756)
	(57,285)	6,329	93,481
Provision for income taxes	$146,363	$220,675	$212,962

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

	Years Ended December 31,
	2024	2023	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.1	4.3	4.2
Deferred income tax liability adjustments	0.7	0.3	—
Effect of international operations	(3.8)	(3.9)	(4.0)
Federal tax credits	(1.5)	—	(0.1)
Share-based compensation	(0.7)	(0.3)	(0.2)
Other	(0.6)	1.0	(0.6)
	19.2%	22.4%	20.3%

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

The significant components of deferred income tax assets and liabilities, reduced by valuation allowances as applicable, are presented below:

	December 31,
	2024	2023
Deferred income tax assets:
Accrued expenses	$38,674	$33,358
Compensation	26,589	25,781
Contingent liabilities	16,237	27,154
Tax credits and loss carryforwards	15,477	23,877
Landfill closure and post-closure	90,240	12,476
Finance costs	4,032	6,968
Other	13,306	14,036
Gross deferred income tax assets	204,555	143,650
Less: Valuation allowance	—	—
Total deferred income tax assets	204,555	143,650

Deferred income tax liabilities:
Goodwill and other intangibles	(472,608)	(471,074)
Property and equipment	(595,156)	(602,453)
Prepaid expenses	(19,737)	(15,428)
Investment in subsidiaries	(71,703)	(71,136)
Interest rate swaps	(3,691)	(6,039)
Total deferred income tax liabilities	(1,162,895)	(1,166,130)
Net deferred income tax liability	$(958,340)	$(1,022,480)

The Company has $14,901 of Canadian tax loss carryforwards with a 20-year carryforward period which will begin to expire in 2036, as well as various U.S. state tax losses with carryforward periods up to 20 years.

As of December 31, 2024, the Company had undistributed earnings of approximately $4,078,543 for which income taxes have not been provided on permanently reinvested earnings of approximately $2,903,543. Additionally, the Company has not recorded deferred taxes on the amount of financial reporting basis in excess of tax basis of approximately $401,204 attributable to the Company’s non-U.S. subsidiaries which are permanently reinvested. It is not practical to estimate the additional tax that may become payable upon the eventual repatriation of these amounts; however, the tax impacts could result in a material increase to the Company’s effective tax rate.

The Company and its subsidiaries are subject to U.S. federal and Canadian income tax, which are its principal operating jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2020. Additionally, the normal reassessment period for the Company has expired for all Canadian federal income tax matters for years through 2019.

The Company did not have any unrecognized tax benefits recorded at December 31, 2024, 2023 or 2022. The Company does not anticipate the total amount of unrecognized tax benefits will significantly change by December 31, 2025. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

The Company manages its operations through the following six geographic solid waste operating segments: Western, Southern, Eastern, Central, Canada and MidSouth.  The Company’s six geographic solid waste operating segments comprise its reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Certain corporate or regional overhead expense allocations may affect comparability of the segment information presented herein on a period-over-period basis.

The Company’s Chief Operating Decision Maker (“CODM”) is the Company’s President and Chief Executive Officer.  The CODM evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA. The Company defines segment EBITDA as earnings before interest, taxes, depreciation, amortization, impairments and other operating items and other income (expense). Segment EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. The Company’s management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2024, 2023 and 2022, is shown in the following tables:

Year Ended
December 31, 2024	Western	Southern	Eastern	Central	Canada	MidSouth	Corporate (a), (f)	Consolidated
Revenue	$2,034,370	$1,984,150	$1,875,559	$1,696,559	$1,385,869	$1,218,482	$—	$10,194,989
Intercompany revenue (b)	(235,701)	(226,957)	(311,348)	(181,657)	(124,889)	(194,846)	—	(1,275,398)
Reported revenue	1,798,669	1,757,193	1,564,211	1,514,902	1,260,980	1,023,636	—	8,919,591

Segment expenses (c)	(1,277,911)	(1,200,768)	(1,146,988)	(972,101)	(709,501)	(740,227)	(27,655)	(6,075,151)

Segment EBITDA (d)	520,758	556,425	417,223	542,801	551,479	283,409	(27,655)	2,844,440
Segment EBITDA margin	29.0%	31.7%	26.7%	35.8%	43.7%	27.7%		31.9%

Depreciation and amortization	(211,111)	(203,445)	(230,466)	(170,424)	(200,274)	(138,671)	(9,378)	(1,163,769)
Other segment items (e)	(596,463)	(9,395)	(4,398)	1,483	944	(33)	(309,876)	(917,738)

Income before income tax provision								$762,933

Capital expenditures	$198,849	$190,912	$191,817	$174,805	$147,596	$129,373	$22,636	$1,055,988
Total assets (g)	$3,512,253	$3,885,522	$3,544,234	$2,827,108	$3,564,052	$2,022,594	$462,046	$19,817,809

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Year Ended
December 31, 2023	Western	Southern	Eastern	Central	Canada	MidSouth	Corporate (a), (f)	Consolidated
Revenue	$1,878,843	$1,846,713	$1,639,351	$1,620,908	$1,109,164	$1,072,753	$—	$9,167,732
Intercompany revenue (b)	(209,554)	(204,439)	(259,118)	(180,751)	(113,322)	(178,597)	—	(1,145,781)
Reported revenue	1,669,289	1,642,274	1,380,233	1,440,157	995,842	894,156	—	8,021,951

Segment expenses (c)	(1,186,084)	(1,124,272)	(1,027,172)	(927,874)	(605,178)	(648,020)	(25,032)	(5,543,632)

Segment EBITDA (d)	483,205	518,002	353,061	512,283	390,664	246,136	(25,032)	2,478,319
Segment EBITDA margin	28.9%	31.5%	25.6%	35.6%	39.2%	27.5%		30.9%

Depreciation and amortization	(199,426)	(179,948)	(207,909)	(169,370)	(121,326)	(117,397)	(7,835)	(1,003,211)
Other segment items (e)	(160,351)	(11,165)	(2,492)	6,763	(2,930)	3,783	(325,215)	(491,607)

Income before income tax provision								$983,501

Capital expenditures	$192,148	$166,961	$143,484	$171,748	$105,453	$135,650	$18,556	$934,000
Total assets (g)	$3,432,529	$3,501,953	$3,228,244	$2,811,016	$2,794,795	$1,705,180	$442,159	$17,915,876

Year Ended
December 31, 2022	Western	Southern	Eastern	Central	Canada	MidSouth	Corporate (a), (f)	Consolidated
Revenue	$1,605,574	$1,670,864	$1,445,193	$1,447,703	$1,047,672	$992,922	$—	$8,209,928
Intercompany revenue (b)	(177,543)	(176,425)	(211,498)	(159,355)	(107,048)	(166,200)	—	(998,069)
Reported revenue	1,428,031	1,494,439	1,233,695	1,288,348	940,624	826,722	—	7,211,859

Segment expenses (c)	(1,003,096)	(1,027,920)	(952,173)	(842,033)	(591,221)	(591,017)	(25,019)	(5,032,479)

Segment EBITDA (d)	424,935	466,519	281,522	446,315	349,403	235,705	(25,019)	2,179,380
Segment EBITDA margin	29.8%	31.2%	22.8%	34.6%	37.1%	28.5%		30.2%

Depreciation and amortization	(155,882)	(175,614)	(190,480)	(156,895)	(118,388)	(112,866)	(8,835)	(918,960)
Other segment items (e)	(738)	(7,330)	(4,154)	5,368	(1,118)	(3,606)	(199,879)	(211,457)

Income before income tax provision								$1,048,963

Capital expenditures	$232,714	$151,093	$138,028	$181,065	$70,051	$133,849	$5,877	$912,677
Total assets (g)	$3,239,679	$3,410,888	$2,752,436	$2,803,853	$2,773,882	$1,727,323	$426,542	$17,134,603
(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA of the Company’s Corporate segment for the periods presented.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	Segment expenses consist of all expenses that directly impact the CODM's primary financial measure, segment EBITDA. These expenses include cost of operations and selling, general, and administrative expenses as presented in the Company’s consolidated statements of operations.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

(d)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in Note 3.
(e)

For all geographic operating segments, other segment items consist of gains and losses on: disposal of assets, disposal of operations, litigation settlements, environmental remediation, real estate leases, landfill closure adjustments, contingent liability adjustments, impairments, foreign currency gains/losses and interest income. See Note 3 for more information relating to landfill closure adjustments and impairments recorded in the Western segment from the Company’s decision to cease active waste disposal operations at its Chiquita Canyon Landfill.

(f)	Corporate assets include cash, debt issuance costs, equity investments, operating lease right-of-use assets and corporate facility leasehold improvements and equipment.
(g)	Goodwill is included within total assets for each of the Company’s six operating segments.

The following table shows changes in goodwill during the years ended December 31, 2023 and 2024, by reportable segment:

	Western	Southern	Eastern	Central	Canada	MidSouth	Total
Balance as of December 31, 2022	$732,335	$1,547,894	$1,189,111	$1,003,470	$1,684,670	$744,817	$6,902,297
Goodwill acquired	47,120	11,809	398,380	6,461	—	1,366	465,136
Goodwill acquisition adjustments	—	—	—	—	(2,215)	—	(2,215)
Goodwill divested	—	—	—	(1,431)	—	—	(1,431)
Impact of changes in foreign currency	—	—	—	—	40,613	—	40,613
Balance as of December 31, 2023	779,455	1,559,703	1,587,491	1,008,500	1,723,068	746,183	7,404,400
Goodwill acquired	85,147	17,411	148,093	2,074	343,531	103,258	699,514
Impact of changes in foreign currency	—	—	—	—	(153,508)	—	(153,508)
Balance as of December 31, 2024	$864,602	$1,577,114	$1,735,584	$1,010,574	$1,913,091	$849,441	$7,950,406

Property and equipment, net relating to operations in the United States and Canada are as follows:

	December 31,
	2024	2023
United States	$6,870,901	$6,456,319
Canada	1,165,028	772,012
Total	$8,035,929	$7,228,331

18.   NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$617,573	$762,800	$835,662
Denominator:
Basic shares outstanding	257,965,871	257,551,129	257,383,578
Dilutive effect of equity-based awards	696,319	598,115	655,223
Diluted shares outstanding	258,662,190	258,149,244	258,038,801

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

Total employer expenses, including employer matching contributions, for the DPSP and 401(k) Plans were $46,489, $42,100 and $37,165, respectively, during the years ended December 31, 2024, 2023 and 2022. These amounts include matching contributions Waste Connections made under the Deferred Compensation Plan, described below.

Multiemployer Pension Plans: The Company also participates in 16 “multiemployer” pension plans. The Company does not administer these multiemployer plans. In general, these plans are managed by the trustees, with the unions appointing certain trustees, and other contributing employers of the plan appointing certain others. The Company is generally not represented on the board of trustees. The Company makes periodic contributions to these plans pursuant to its collective bargaining agreements. The Company’s participation in multiemployer pension plans is summarized as follows:

								Expiration
	EIN/Pension Plan							Date of
	Number/	Pension Protection Act		FIP/RP				Collective
	Registration	Zone Status (a)		Status	Company Contributions (d)			Bargaining
Plan Name	Number	2024	2023	(b),(c)	2024	2023	2022	Agreement
Western Conference of Teamsters Pension Trust	91-6145047 - 001	Green	Green	Not applicable	$9,676	$8,747	$5,803	12/31/2024 to 6/30/2028
Local 731, I.B. of T., Pension Fund	36-6513567 - 001	Green for the plan year beginning 10/1/2023	Green for the plan year beginning 10/1/2022	Not applicable	5,471	4,939	4,484	9/30/2028
Suburban Teamsters of Northern Illinois Pension Fund	36-6155778 - 001	Green	Green	Not applicable	3,013	2,671	2,516	2/28/2029
Teamsters Local 301 Pension Fund	36-6492992 - 001	Green	Green	Not applicable	1,314	1,183	1,310	9/30/2028
Midwest Operating Engineers Pension Plan	36-6140097 - 001	Green for the plan year beginning 4/1/2024	Green for the plan year beginning 4/1/2023	Not applicable	774	704	542	10/31/2025
Automobile Mechanics’ Local No. 701 Union and Industry Pension Fund	36-6042061 - 001	Green	Green	Not applicable	562	452	470	12/31/2025
Local 813 Pension Trust Fund	13-1975659 - 001	Critical and Declining for the plan year beginning 1/1/2024	Critical and Declining for the plan year beginning 1/1/2023	Implemented	485	557	429	11/30/2027
IAM National Pension Fund	51-6031295 - 002	Critical	Critical	Implemented	469	442	342	12/31/2025
Locals 302 & 612 of the IOUE - Employers Construction Industry Retirement Plan	91-6028571 - 001	Green	Green	Not applicable	355	341	338	11/30/2026
International Union of Operating Engineers Pension Trust	85512-1	Green as of 4/30/2022	Green as of 4/30/2022	Not applicable	296	285	281	3/31/2025 to 3/31/2028
Multi-Sector Pension Plan	1085653	Critical as of 1/1/2022	Critical as of 1/1/2022	Not applicable	274	246	249	12/31/2026
Recycling and General Industrial Union Local 108 Pension Fund	13-6366378 - 001	Green	Green	Not applicable	246	225	230	2/28/2027
Nurses and Local 813 IBT Retirement Plan	13-3628926 - 001	Green	Green	Not applicable	125	121	97	11/30/2027
Contributions to other multiemployer plans					98	81	65
					$23,158	$20,994	$17,156

(a)	Unless otherwise noted in the table above, the most recent Pension Protection Act zone status available in 2024 and 2023 is for the plans’ years ended December 31, 2023 and 2022, respectively.
(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

(c)

A multiemployer defined benefit pension plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter, until certain conditions are met. The Company was not required to pay a surcharge to these plans during the years ended December 31, 2024 and 2023.

(d)

Of the Multiemployer Pension Plans considered to be individually significant, the Company was listed in the Form 5500 as providing more than 5% of the total contributions for the following: 1) Local No. 731, I.B. of T., Pension Fund for plan years ending September 30, 2023, 2022 and 2021; 2) Suburban Teamsters of Northern Illinois Pension Plan for the plan years ending December 31, 2023, 2022 and 2021; 3) Teamsters Local 301 Pension Fund for plan years ending December 31, 2023, 2022 and 2021; 4) Local 813 Pension Trust Fund for the plan year ending December 31, 2023; and 5) Recycling and General Industrial Union Local 108 Pension Fund for the plan years ending December 31, 2023, 2022 and 2021.

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

Deferred Compensation Plan: The Waste Connections US, Inc. Nonqualified Deferred Compensation Plan was assumed by the Company on June 1, 2016 (as amended, restated, assumed, supplemented or otherwise modified from time to time, the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation program under which the eligible participants, including officers and certain employees who meet a minimum salary threshold, may voluntarily elect to defer up to 80% of their base salaries and up to 100% of their bonuses, commissions and restricted share unit grants. Effective as of December 1, 2014, the Board of Directors determined to discontinue the option to allow eligible participants to defer restricted share unit grants pursuant to the Deferred Compensation Plan. Members of the Company’s Board of Directors are eligible to participate in the Deferred Compensation Plan with respect to their director fees. Although the Company periodically contributes the amount of its obligation under the plan to a trust for the benefit of the participants, any compensation deferred under the Deferred Compensation Plan constitutes an unsecured obligation of the Company to pay the participants in the future and, as such, is subject to the claims of other creditors in the event of insolvency proceedings. Participants may elect certain future distribution dates on which all or a portion of their accounts will be paid to them, including in the case of a change in control of the Company. Their accounts will be distributed to them in cash, except for amounts credited with respect to deferred restricted share unit grants, which will be distributed in the Company’s common shares pursuant to the 2004 Plan. In addition to the amount of participants’ contributions, the Company will pay participants an amount reflecting a deemed return based on the returns of various mutual funds or measurement funds selected by the participants, except in the case of restricted share units that were deferred and not subsequently exchanged into a measurement fund pursuant to the terms of the Deferred Compensation Plan, which will be credited to their accounts as Company common shares. The measurement funds are used only to determine the amount of return the Company pays to participants and participant funds are not actually invested in the measurement fund, nor are any Company common shares acquired under the Deferred Compensation Plan. For the years ended December 31, 2024, 2023 and 2022, the Company also made matching contributions to the Deferred Compensation Plan of 100% of every dollar of a participating employee’s pre-tax eligible contributions until the employee’s contributions equaled 5% of the employee’s eligible compensation, less the amount of any match the Company made on behalf of the employee under the Waste Connections 401(k) Plan, and subject to certain deferral limitations imposed by the U.S. Internal Revenue Code on 401(k) plans. The Company’s total liability for deferred compensation at December 31, 2024 and 2023 was $36,006 and $42,270, respectively, which was recorded in Other long-term liabilities in the Consolidated Balance Sheets.

20.   SUBSEQUENT EVENT

On February 12, 2025, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.315 per Company common share. The dividend will be paid on March 13, 2025, to shareholders of record on the close of business on February 27, 2025.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2024. In conducting our evaluation, we used the framework set forth in the report titled “Internal Control – Integrated Framework” (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Based on an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, there has been no change to our internal control over financial reporting that occurred during the three month period ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth above in Part I under “Information About Our Executive Officers” and in the paragraph below, the information required by Item 10 has been omitted from this Annual Report on Form 10-K, and is incorporated by reference to the sections “Election of Directors,” “Corporate Governance,” “Board Composition” and “Section 16(a) Beneficial Ownership Reporting Compliance” (if applicable) in our definitive Management Information Circular and Proxy Statement for the 2025 Annual Meeting of Shareholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2024 fiscal year.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 11 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Compensation Discussion and Analysis,” “Executive Compensation Tables and Additional Information,” “Corporate Governance,” and “Director Compensation and Equity Ownership” in our definitive Management Information Circular and Proxy Statement for the 2025 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by Item 12 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Share Ownership” and “Equity Compensation Plan Information” in our definitive Management Information Circular and Proxy Statement for the 2025 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Certain Relationships and Related Transactions,” “Corporate Governance” and “Board Composition” in our definitive Management Information Circular and Proxy Statement for the 2025 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the section “Appointment of Independent Registered Public Accounting Firm and Authorization of the Board of Directors to Fix the Remuneration of the Independent Registered Public Accounting Firm” in our definitive Management Information Circular and Proxy Statement for the 2025 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   See Index to Consolidated Financial Statements on page 80. The following Financial Statement Schedule is filed herewith on page 150 and made a part of this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)   Exhibits.

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2017)

3.2	Articles of Amalgamation (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 7, 2016)

3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 7, 2016)

3.4	By-law No. 1 of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed on June 7, 2016)

3.5	Form of Common Share Certificate (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 8-K filed on June 7, 2016)

4.1	Description of Securities (incorporated by reference to Exhibit 4.21 of the Registrant’s Form 10-K filed on February 13, 2020

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

Exhibit Number	Description of Exhibits
4.4

Second Supplemental Indenture, dated as of April 16, 2019, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 16, 2019)

4.5

Third Supplemental Indenture, dated as of January 23, 2020, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on January 23, 2020)

4.6

Fourth Supplemental Indenture, dated as of March 13, 2020, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 13, 2020)

4.7

Fifth Supplemental Indenture, dated as of September 20, 2021, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on September 20, 2021)

4.8

Sixth Supplemental Indenture, dated as of March 9, 2022, by and between Waste Connections, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 9, 2022)

4.9

Seventh Supplemental Indenture, dated as of August 18, 2022, by and between Waste Connections, Inc. and U.S. Bank Trust Company National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on August 18, 2022)

4.10

Eighth Supplemental Indenture, dated as of February 21, 2024, by and between Waste Connections, Inc. and U.S. Bank Trust Company National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on February 21, 2024)

4.11

Ninth Supplemental Indenture, dated as of June 13, 2024, by and between Waste Connections, Inc. and U.S. Bank Trust Company National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on June 13, 2024)

4.12	Revolving Credit Agreement dated as of February 27, 2024 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed February 29, 2024)

4.13

Letter of Credit Facility Reimbursement Agreement, dated as of February 25, 2022, by and between the Registrant and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on February 25, 2022)

10.1 +

Form of Indemnification Agreement dated June 1, 2016, between Waste Connections, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 8-K filed on June 7, 2016)

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

10.22 +

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

10.26 +*	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Aaron J. Bradley, effective February 1, 2025

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

10.29 +	Waste Connections, Inc. 2020 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K filed on February 18, 2021)

19.1 *	Insider Trading Policy

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of Independent Registered Public Accounting Firm

24.1 *	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1 *	Certification of Chief Executive Officer

31.2 *	Certification of Chief Financial Officer

32.1 *	Certificate of Chief Executive Officer

32.2 *	Certificate of Chief Financial Officer

97.1 +	Waste Connections, Inc. Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 of the Registrant’s Form 10-K filed on February 14, 2024)

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith.
+	Management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waste Connections, Inc.

	By:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
Date: February 13, 2025		President and Chief Executive Officer

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

Signature	Title	Date

/s/ Ronald J. Mittelstaedt	President and Chief Executive Officer
Ronald J. Mittelstaedt	(principal executive officer)	February 13, 2025

/s/ Mary Anne Whitney	Executive Vice President and Chief Financial Officer
Mary Anne Whitney	(principal financial officer)	February 13, 2025

/s/ Matthew S. Black	Senior Vice President – Chief Accounting Officer
Matthew S. Black	(principal accounting officer)	February 13, 2025

/s/ Andrea E. Bertone
Andrea E. Bertone	Director	February 13, 2025

/s/ Edward E. Guillet
Edward E. Guillet	Director	February 13, 2025

/s/ Michael W. Harlan
Michael W. Harlan	Director	February 13, 2025

/s/ Elise L. Jordan
Elise L. Jordan	Director	February 13, 2025

/s/ Cherylyn Harley Lebon
Cherylyn Harley Lebon	Director	February 13, 2025

/s/ Susan Lee
Susan Lee	Director	February 13, 2025

/s/ Carl D. Sparks
Carl D. Sparks	Director	February 13, 2025

WASTE CONNECTIONS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2024, 2023 and 2022

(in thousands of U.S. dollars)

		Additions		Deductions
	Balance at	Charged to	Charged to	(Write-offs,
	Beginning of	Costs and	Other	Net of	Balance at End
Description	Year	Expenses	Accounts	Collections)	of Year
Allowance for Credit Losses:
Year Ended December 31, 2024	$23,553	$20,063	$—	$(17,886)	$25,730
Year Ended December 31, 2023	$22,939	$17,504	$—	$(16,890)	$23,553
Year Ended December 31, 2022	$18,480	$17,259	$—	$(12,800)	$22,939