Form 10-Q
period 2025-03-31
Waste Connections, Inc.
filed 2025-04-24
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of April 11, 2025: 258,394,228 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and equivalents	$111,226	$62,366
Accounts receivable, net of allowance for credit losses of $25,280 and $25,730 at March 31, 2025 and December 31, 2024, respectively	952,010	935,027
Prepaid expenses and other current assets	217,802	229,519
Total current assets	1,281,038	1,226,912

Restricted cash	138,220	135,807
Restricted investments	74,160	78,126
Property and equipment, net	8,222,980	8,035,929
Operating lease right-of-use assets	311,563	308,198
Goodwill	8,055,979	7,950,406
Intangible assets, net	2,067,264	1,991,619
Other assets, net	103,293	90,812
Total assets	$20,254,497	$19,817,809
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$625,582	$637,371
Book overdraft	14,518	14,628
Deferred revenue	404,382	382,501
Accrued liabilities	690,222	736,824
Current portion of operating lease liabilities	39,857	40,490
Current portion of contingent consideration	47,261	59,169
Current portion of long-term debt and notes payable	7,657	7,851
Total current liabilities	1,829,479	1,878,834

Long-term portion of debt and notes payable	8,388,364	8,072,928
Long-term portion of operating lease liabilities	266,675	272,107
Long-term portion of contingent consideration	28,001	27,993
Deferred income taxes	1,011,613	958,340
Other long-term liabilities	716,185	747,253
Total liabilities	12,240,317	11,957,455

Commitments and contingencies (Note 17)

Equity:
Common shares: 258,364,361 shares issued and 258,318,013 shares outstanding at March 31, 2025; 258,067,487 shares issued and 258,019,389 shares outstanding at December 31, 2024	3,286,078	3,283,161
Additional paid-in capital	318,350	325,928
Accumulated other comprehensive loss	(207,286)	(205,740)
Treasury shares: 46,348 and 48,098 shares at March 31, 2025 and December 31, 2024, respectively	—	—
Retained earnings	4,617,038	4,457,005
Total Waste Connections' equity	8,014,180	7,860,354
Noncontrolling interest in subsidiaries	—	—
Total equity	8,014,180	7,860,354
Total liabilities and equity	$20,254,497	$19,817,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues	$2,228,176	$2,072,653
Operating expenses:
Cost of operations	1,291,443	1,221,783
Selling, general and administrative	250,134	220,735
Depreciation	242,307	222,691
Amortization of intangibles	47,642	40,290
Impairments and other operating items	6,440	354
Operating income	390,210	366,800

Interest expense	(80,875)	(78,488)
Interest income	1,770	2,051
Other income (expense), net	1,872	(1,823)
Income before income tax provision	312,977	288,540

Income tax provision	(71,467)	(59,413)
Net income	241,510	229,127
Plus: Net loss attributable to noncontrolling interests	—	927
Net income attributable to Waste Connections	$241,510	$230,054

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$0.94	$0.89
Diluted	$0.93	$0.89

Shares used in the per share calculations:
Basic	258,193,975	257,801,116
Diluted	258,904,806	258,482,473

Cash dividends per common share	$0.315	$0.285

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2025	2024
Net income	$241,510	$229,127

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(3,324)	(5,385)
Changes in fair value of interest rate swaps	(1,147)	9,972
Foreign currency translation adjustment	1,740	(56,381)
Other comprehensive loss, before tax	(2,731)	(51,794)
Income tax (expense) benefit related to items of other comprehensive loss	1,185	(1,216)
Other comprehensive loss, net of tax	(1,546)	(53,010)
Comprehensive income	239,964	176,117
Plus: Comprehensive loss attributable to noncontrolling interests	—	927
Comprehensive income attributable to Waste Connections	$239,964	$177,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2024	258,019,389	$3,283,161	$325,928	$(205,740)	48,098	$—	$4,457,005	$—	$7,860,354
Sale of common shares held in trust	1,750	324	—	—	(1,750)	—	—	—	324
Vesting of restricted share units	343,415	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	87,964	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	888	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(170,975)	—	(28,981)	—	—	—	—	—	(28,981)
Equity-based compensation	—	—	21,403	—	—	—	—	—	21,403
Exercise of warrants	19,660	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	15,922	2,593	—	—	—	—	—	—	2,593
Cash dividends on common shares	—	—	—	—	—	—	(81,477)	—	(81,477)
Amounts reclassified into earnings, net of taxes	—	—	—	(2,443)	—	—	—	—	(2,443)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(843)	—	—	—	—	(843)
Foreign currency translation adjustment	—	—	—	1,740	—	—	—	—	1,740
Net income	—	—	—	—	—	—	241,510	—	241,510
Balances at March 31, 2025	258,318,013	$3,286,078	$318,350	$(207,286)	46,348	$—	$4,617,038	$—	$8,014,180

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

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$241,510	$229,127
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from disposal of assets, impairments and other	7,778	1,649
Depreciation	242,307	222,691
Amortization of intangibles	47,642	40,290
Deferred income taxes, net of acquisitions	36,165	30,395
Current period provision for expected credit losses	2,470	3,730
Amortization of debt issuance costs	2,034	4,055
Share-based compensation	23,438	21,952
Interest accretion	12,737	11,279
Adjustments to contingent consideration	(1,500)	—
Other	(1,013)	902
Net change in operating assets and liabilities, net of acquisitions	(72,029)	(75,761)
Net cash provided by operating activities	541,539	490,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(380,417)	(1,156,422)
Capital expenditures for property and equipment	(212,455)	(169,951)
Proceeds from disposal of assets	969	1,085
Other	(11,308)	(9,291)
Net cash used in investing activities	(603,211)	(1,334,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	782,904	2,353,022
Principal payments on notes payable and long-term debt	(541,737)	(1,350,932)
Payment of contingent consideration recorded at acquisition date	(20,137)	(11,295)
Change in book overdraft	(110)	(271)
Payments for cash dividends	(81,477)	(73,573)
Tax withholdings related to net share settlements of equity-based compensation	(28,981)	(30,850)
Debt issuance costs	—	(10,093)
Proceeds from issuance of shares under employee share purchase plan	2,593	2,183
Proceeds from sale of common shares held in trust	324	286
Net cash provided by financing activities	113,379	878,477

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(434)	(577)

Net increase in cash, cash equivalents and restricted cash	51,273	33,630
Cash, cash equivalents and restricted cash at beginning of period	198,173	184,038
Cash, cash equivalents and restricted cash at end of period	$249,446	$217,668

Non-cash financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$109,394	$149,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three month periods ended March 31, 2025 and 2024. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

3.NEW ACCOUNTING STANDARDS

Accounting Standards Pending Adoption

Additional Income Tax Disclosures.  In December 2023, the Financial Accounting Standards Board (the “FASB”) issued a final standard on improvements to income tax disclosures.  The standard requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold.  The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold.  The standard applies to all entities subject to income taxes.  For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024.  The guidance will be applied on a prospective basis with the option to apply the standard retrospectively.  Early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Disaggregation of Income Statement Expenses.  In November 2024, the FASB issued a final standard requiring additional disclosure of the nature of expenses included in the income statement.  The standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the statement of operations as well as disclosures about selling expenses.  The standard applies to all public business entities and will be effective for annual

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

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

4.REVENUE

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, non-hazardous oil and natural gas exploration and production (“E&P”) waste treatment, recovery and disposal services and intermodal services.  The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Commercial	$712,460	$642,859
Residential	571,619	546,211
Industrial and construction roll off	336,998	325,990
Total collection	1,621,077	1,515,060
Landfill	338,754	353,478
Transfer	319,269	301,882
Recycling	61,341	49,025
E&P	150,899	97,408
Intermodal and other	46,549	49,541
Intercompany	(309,713)	(293,741)
Total	$2,228,176	$2,072,653

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided. Substantially all of the deferred revenue recorded as of December 31, 2024 was recognized as revenue during the three months ended March 31, 2025 when the service was performed.

See Note 10 for additional information regarding revenue by reportable segment.

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Condensed Consolidated Balance Sheets, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company would have recognized is one year or less. The Company had $28,411 and $28,161 of deferred sales incentives at March 31, 2025 and December 31, 2024, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

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

The following is a rollforward of the Company’s allowance for credit losses for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$25,730	$23,553
Current period provision for expected credit losses	2,470	3,730
Write-offs charged against the allowance	(5,275)	(5,728)
Recoveries collected	2,353	1,356
Impact of changes in foreign currency	2	(53)
Ending balance	$25,280	$22,858

6.LANDFILL ACCOUNTING

At March 31, 2025, the Company’s landfills consisted of 101 owned landfills, five landfills operated under life-of-site operating agreements and seven landfills operated under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $3,335,719 at March 31, 2025. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Based on remaining permitted capacity as of March 31, 2025, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 32 years.  As of March 31, 2025, the Company is seeking to expand permitted capacity at six of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 34 years.  The estimated remaining lives of the Company’s owned landfills and landfills operated under life-of-site operating agreements range from one to several hundred years, with approximately 90% of the projected annual disposal volume from landfills with remaining lives of less than 70 years.

During the three months ended March 31, 2025 and 2024, the Company expensed $59,410 and $62,525, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing “layers” for final capping, closure and post-closure liabilities is based on its long-term credit adjusted risk-free rate. The Company’s discount rate assumption for purposes of computing 2025 and 2024 “layers” for final capping, closure and post-closure obligations was 5.50% for both periods. The Company’s long-term inflation rate assumption is 2.75% for each of the years ending December 31, 2025 and 2024. The resulting final capping, closure and post-closure obligations are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the three months ended March 31, 2025 and 2024, the Company expensed $11,872 and $9,356, respectively, related to final capping, closure and post-closure accretion expense. In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2024 to March 31, 2025:

Final capping, closure and post-closure liability at December 31, 2024	$860,123
Liability adjustments	14,587
Accretion expense	11,872
Closure payments	(71,937)
Foreign currency translation adjustment	75
Final capping, closure and post-closure liability at March 31, 2025	$814,720

Liability adjustments of $14,587 for the three months ended March 31, 2025, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. At March 31, 2025 and December 31, 2024, the current portion of final capping, closure and post-closure liabilities, included in Accrued Liabilities on the Condensed Consolidated Balance Sheets, was $185,118 and $199,735, respectively, and the long-term portion of final capping, closure and post-closure liabilities, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets, was $629,602 and $660,388, respectively.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.  In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical.

At March 31, 2025 and December 31, 2024, $12,589 and $8,852, respectively, of the Company’s restricted cash balance and $74,058 and $77,855, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

7.ACQUISITIONS

The Company acquired three immaterial non-hazardous solid waste collection and recycling businesses and one immaterial E&P waste treatment and disposal business during the three months ended March 31, 2025.  The total transaction-related expenses incurred during the three months ended March 31, 2025 for these acquisitions were $11,970. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

The Company acquired nine immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses and one immaterial E&P waste treatment and disposal business during the three months ended March 31, 2024.  The total transaction-related expenses incurred during the three months ended March 31, 2024 for these acquisitions were $9,847. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the three months ended March 31, 2025 and 2024:

	2025	2024
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$380,417	$1,156,422
Debt assumed	71,557	64,450
	451,974	1,220,872

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	16,920	51,852
Prepaid expenses and other current assets	3,055	9,951
Operating lease right-of-use assets	9,805	2,317
Property and equipment	231,167	688,906
Long-term franchise agreements and contracts	28,076	77,384
Customer lists	18,611	102,418
Permits and other intangibles	78,256	136,868
Other assets	—	1,617
Accounts payable and accrued liabilities	(9,846)	(4,727)
Current portion of operating lease liabilities	(105)	(1,515)
Deferred revenue	(207)	(11,886)
Contingent consideration	(8,864)	(12,012)
Long-term portion of operating lease liabilities	(560)	(3,857)
Other long-term liabilities	—	(51,187)
Deferred income taxes	(18,255)	—
Total identifiable net assets	348,053	986,129
Goodwill	$103,921	$234,743

Goodwill acquired during the three months ended March 31, 2025 and 2024, totaling $55,780 and $234,743, respectively, is expected to be deductible for tax purposes. The fair value of acquired working capital related to six immaterial acquisitions completed during the twelve months ended March 31, 2025, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these six acquisitions are not expected to be material to the Company’s financial position. The adjustments recorded during the three months ended March 31, 2025 relating to finalizing the acquired working capital for the individually immaterial acquisitions completed during the twelve months ended December 31, 2024 were not material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the three months ended March 31, 2025, was $17,088, of which $168 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the three months ended March 31, 2024, was $52,335, of which $483 was expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

8.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at March 31, 2025:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$1,127,530	$(414,406)	$—	$713,124
Customer lists	1,024,163	(716,336)	—	307,827
Permits and other	1,077,247	(171,763)	(40,784)	864,700
	3,228,940	(1,302,505)	(40,784)	1,885,651
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$3,410,553	$(1,302,505)	$(40,784)	$2,067,264

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the three months ended March 31, 2025 was 8.5 years. The weighted-average amortization period of customer lists acquired during the three months ended March 31, 2025 was 10.2 years.  The weighted-average amortization period of finite-lived permits and other acquired during the three months ended March 31, 2025 was 37.2 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2024:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$1,104,585	$(400,674)	$—	$703,911
Customer lists	1,005,355	(693,594)	—	311,761
Permits and other	999,357	(164,239)	(40,784)	794,334
	3,109,297	(1,258,507)	(40,784)	1,810,006
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$3,290,910	$(1,258,507)	$(40,784)	$1,991,619

Estimated future amortization expense for the next five years relating to finite-lived intangible assets owned as of March 31, 2025 is as follows:

For the year ending December 31, 2025	$194,886
For the year ending December 31, 2026	$172,070
For the year ending December 31, 2027	$150,608
For the year ending December 31, 2028	$133,744
For the year ending December 31, 2029	$120,860

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

9.LONG-TERM DEBT

The following table presents the Company’s long-term debt at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Revolving Credit Agreement, bearing interest ranging from 4.02% to 7.50% (a)	$2,479,726	$2,164,325
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
4.50% Senior Notes due 2029	347,800	347,500
2.60% Senior Notes due 2030	600,000	600,000
2.20% Senior Notes due 2032	650,000	650,000
3.20% Senior Notes due 2032	500,000	500,000
4.20% Senior Notes due 2033	750,000	750,000
5.00% Senior Notes due 2034	750,000	750,000
3.05% Senior Notes due 2050	500,000	500,000
2.95% Senior Notes due 2052	850,000	850,000
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2028 to 2044 (a)	29,316	30,641
Finance leases, bearing interest ranging from 1.89% to 5.07%, with lease expiration dates ranging from 2026 to 2029 (a)	8,344	9,247
	8,465,186	8,151,713
Less – current portion	(7,657)	(7,851)
Less – unamortized debt discount and issuance costs	(69,165)	(70,934)
Long-term portion of debt and notes payable	$8,388,364	$8,072,928

____________________

(a)	Interest rates represent the interest rates at March 31, 2025.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Revolving Credit Agreement

The Company, as borrower, Bank of America, N.A., acting through its Canada Branch, as the global agent, the swing line lender and a letter of credit issuer, Bank of America, N.A., as the U.S. agent and a letter of credit issuer, and the other lenders and financial institutions from time to time party thereto (the “Lenders”) are party to that certain Revolving Credit Agreement, dated as of February 27, 2024 (as amended, restated, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement”), pursuant to which the Lenders provide loans and other credit extensions to the Company under a revolving credit facility.  Details of the Revolving Credit Agreement at March 31, 2025 and December 31, 2024 are as follows:

	March 31,	December 31,
	2025	2024
Revolver
Available	$464,124	$778,374
Letters of credit outstanding	$56,150	$57,301
Total amount drawn, as follows:	$2,479,726	$2,164,325
Amount drawn – U.S. Term SOFR rate loan	$1,225,000	$800,000
Interest rate applicable – U.S. Term SOFR rate loan	5.42%	5.65%
Amount drawn – U.S. Term SOFR rate loan	$320,000	$500,000
Interest rate applicable – U.S. Term SOFR rate loan	5.43%	5.69%
Amount drawn – U.S. Term SOFR rate loan	$160,000	$50,000
Interest rate applicable – U.S. Term SOFR rate loan	5.42%	5.46%
Amount drawn – U.S. base rate loan	$20,000	$95,000
Interest rate applicable – U.S. base rate loan	7.50%	7.50%
Amount drawn – Canadian Term CORRA loan	$678,210	$590,750
Interest rate applicable - Canadian term CORRA loan	4.21%	5.24%
Amount drawn – Canadian Term CORRA loan	$66,082	$86,875
Interest rate applicable - Canadian term CORRA loan	4.02%	4.59%
Amount drawn – Canadian prime rate loan	$10,434	$41,700
Interest rate applicable - Canadian prime rate loan	4.95%	5.45%
Commitment – rate applicable	0.09%	0.09%

In addition to the $56,150 of letters of credit at March 31, 2025 issued and outstanding under the Revolving Credit Agreement, the Company has issued and outstanding letters of credit totaling $111,868 under facilities other than the Revolving Credit Agreement.

10.SEGMENT REPORTING

The Company’s revenues are generated primarily from the collection, transfer, recycling and disposal of non-hazardous solid waste and the treatment, recovery and disposal of non-hazardous E&P waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

For the three months ended March 31, 2025, the Company managed its operations through the following six geographic solid waste operating segments: Southern, Western, Eastern, Central, Canada and MidSouth.  The Company’s six geographic solid waste operating segments comprise its reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Certain corporate or regional

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

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

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2025 and 2024, is shown in the following tables:

Three Months Ended
March 31, 2025	Southern	Western	Eastern	Central	Canada	MidSouth	Corporate (a), (f)	Consolidated
Revenue	$507,668	$499,701	$480,532	$414,986	$332,532	$302,470	$—	$2,537,889
Intercompany revenue (b)	(54,265)	(61,300)	(77,262)	(41,603)	(29,801)	(45,482)	—	(309,713)
Reported revenue	453,403	438,401	403,270	373,383	302,731	256,988	—	2,228,176

Segment expenses (c)	(304,703)	(326,056)	(300,175)	(241,674)	(167,159)	(188,070)	(13,740)	(1,541,577)

Segment EBITDA (d)	148,700	112,345	103,095	131,709	135,572	68,918	(13,740)	686,599
Segment EBITDA margin	32.8%	25.6%	25.6%	35.3%	44.8%	26.8%		30.8%

Depreciation and amortization	(55,860)	(51,998)	(56,202)	(42,427)	(45,825)	(35,171)	(2,466)	(289,949)
Other segment items (e)	(5,252)	191	(1,842)	(142)	99	(400)	(76,327)	(83,673)

Income before income tax provision								$312,977

Capital expenditures	$32,453	$34,294	$39,718	$45,972	$31,750	$20,156	$8,112	$212,455
Total assets (g)	$4,214,215	$3,485,974	$3,678,666	$2,835,804	$3,547,500	$2,009,776	$482,562	$20,254,497

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Three Months Ended
March 31, 2024	Southern	Western	Eastern	Central	Canada	MidSouth	Corporate (a), (f)	Consolidated
Revenue	$473,953	$476,703	$431,969	$403,086	$307,346	$273,337	$—	$2,366,394
Intercompany revenue (b)	(55,007)	(54,454)	(71,906)	(42,159)	(26,984)	(43,231)	—	(293,741)
Reported revenue	418,946	422,249	360,063	360,927	280,362	230,106	—	2,072,653

Segment expenses (c)	(290,534)	(309,199)	(265,047)	(235,005)	(159,001)	(172,599)	(11,133)	(1,442,518)

Segment EBITDA (d)	128,412	113,050	95,016	125,922	121,361	57,507	(11,133)	630,135
Segment EBITDA margin	30.7%	26.8%	26.4%	34.9%	43.3%	25.0%		30.4%

Depreciation and amortization	(44,707)	(51,221)	(53,548)	(40,787)	(39,109)	(29,889)	(3,720)	(262,981)
Other segment items (e)	(538)	(1,413)	(362)	803	44	59	(77,207)	(78,614)

Income before income tax provision								$288,540

Capital expenditures	$25,966	$37,043	$39,042	$29,442	$18,667	$16,727	$3,064	$169,951
Total assets (g)	$3,500,113	$3,434,367	$3,281,517	$2,793,648	$3,625,769	$1,991,424	$455,822	$19,082,660

____________________

(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA of the Company’s Corporate segment for the periods presented.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	Segment expenses consist of all expenses that directly impact the CODM's primary financial measure, segment EBITDA. These expenses include cost of operations and selling, general, and administrative expenses as presented in the Company’s Condensed Consolidated Statements of Net Income.
(d)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.
(e)	For all geographic operating segments, other segment items consist of gains and losses on: disposal of assets, disposal of operations, litigation settlements, environmental remediation, real estate leases, landfill closure adjustments, contingent liability adjustments, impairments, foreign currency gains/losses and interest income.
(f)	Corporate assets include cash, debt issuance costs, equity investments, operating lease right-of-use assets and corporate facility leasehold improvements and equipment.
(g)	Goodwill is included within total assets for each of the Company’s six operating segments.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The following tables show changes in goodwill during the three months ended March 31, 2025 and 2024, by reportable segment:

	Southern	Western	Eastern	Central	Canada	MidSouth	Total
Balance as of December 31, 2024	$1,577,114	$864,602	$1,735,584	$1,010,574	$1,913,091	$849,441	$7,950,406
Goodwill acquired	76,631	—	26,849	1,975	—	—	105,455
Goodwill acquisition adjustments	—	(1,199)	—	—	(10)	(325)	(1,534)
Impact of changes in foreign currency	—	—	—	—	1,652	—	1,652
Balance as of March 31, 2025	$1,653,745	$863,403	$1,762,433	$1,012,549	$1,914,733	$849,116	$8,055,979

	Southern	Western	Eastern	Central	Canada	MidSouth	Total
Balance as of December 31, 2023	$1,559,703	$779,455	$1,587,491	$1,008,500	$1,723,068	$746,183	$7,404,400
Goodwill acquired	1,322	5,653	37,289	—	91,389	98,665	234,318
Goodwill acquisition adjustments	—	—	—	425	—	—	425
Impact of changes in foreign currency	—	—	—	—	(41,968)	—	(41,968)
Balance as of March 31, 2024	$1,561,025	$785,108	$1,624,780	$1,008,925	$1,772,489	$844,848	$7,597,175

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Revolving Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at March 31, 2025 were specifically designated to the Revolving Credit Agreement and accounted for as cash flow hedges.

At March 31, 2025, the Company’s derivative instruments included four interest rate swap agreements as follows:

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The fair values of derivative instruments designated as cash flow hedges at March 31, 2025, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$7,766	Accrued liabilities	$—
	Other assets, net	1,692
Total derivatives designated as cash flow hedges		$9,458		$—

____________________

(a)Represents the estimated amount of the existing unrealized gains on interest rate swaps at March 31, 2025 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

The fair values of derivative instruments designated as cash flow hedges at December 31, 2024, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$10,545	Accrued liabilities	$—
	Other assets, net	3,384
Total derivatives designated as cash flow hedges		$13,929		$—

The following tables summarize the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three months ended March 31, 2025 and 2024:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2025	2024		2025	2024
Interest rate swaps	$(843)	$7,329	Interest expense	$(2,443)	$(3,958)

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

12.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of March 31, 2025 and December 31, 2024, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of March 31, 2025 and December 31, 2024, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of March 31, 2025 and December 31, 2024, are as follows:

	Carrying Value at		Fair Value (a) at
	March 31,	December 31,	March 31,	December 31,
	2025	2024	2025	2024
4.25% Senior Notes due 2028	$500,000	$500,000	$495,200	$488,500
3.50% Senior Notes due 2029	$500,000	$500,000	$480,650	$471,450
4.50% Senior Notes due 2029	$347,800	$347,500	$362,846	$359,168
2.60% Senior Notes due 2030	$600,000	$600,000	$546,420	$536,220
2.20% Senior Notes due 2032	$650,000	$650,000	$548,340	$535,275
3.20% Senior Notes due 2032	$500,000	$500,000	$446,950	$437,150
4.20% Senior Notes due 2033	$750,000	$750,000	$711,075	$696,300
5.00% Senior Notes due 2034	$750,000	$750,000	$745,050	$731,625
3.05% Senior Notes due 2050	$500,000	$500,000	$327,550	$321,700
2.95% Senior Notes due 2052	$850,000	$850,000	$535,840	$528,955

____________________

(a)	Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value inputs include third-party calculations of the market interest rate of notes with similar ratings in similar industries over the remaining note terms.

For details on the fair value of the Company’s interest rate swaps, restricted cash and investments and contingent consideration, refer to Note 14.

13.NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$241,510	$230,054
Denominator:
Basic shares outstanding	258,193,975	257,801,116
Dilutive effect of equity-based awards	710,831	681,357
Diluted shares outstanding	258,904,806	258,482,473

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At March 31, 2025 and December 31, 2024, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash is valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash measured at fair value is invested primarily in money market accounts and bank time deposits. The Company’s restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted investments measured at fair value are invested primarily in U.S. government securities, agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, were as follows:

	Fair Value Measurement at March 31, 2025 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$9,458	$—	$9,458	$—
Restricted cash	$138,220	$138,220	$—	$—
Restricted investments	$73,973	$—	$73,973	$—
Contingent consideration	$(75,262)	$—	$—	$(75,262)

	Fair Value Measurement at December 31, 2024 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$13,929	$—	$13,929	$—
Restricted cash	$135,807	$135,807	$—	$—
Restricted investments	$77,900	$—	$77,900	$—
Contingent consideration	$(87,162)	$—	$—	$(87,162)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$87,162	$115,030
Contingent consideration recorded at acquisition date	8,864	12,012
Payment of contingent consideration recorded at acquisition date	(20,137)	(11,295)
Adjustments to contingent consideration	(1,500)	—
Interest accretion expense	863	1,986
Foreign currency translation adjustment	10	—
Ending balance	$75,262	$117,733

15.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31, 2025
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(3,324)	$881	$(2,443)
Changes in fair value of interest rate swaps	(1,147)	304	(843)
Foreign currency translation adjustment	1,740	—	1,740
	$(2,731)	$1,185	$(1,546)

	Three Months Ended March 31, 2024
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(5,385)	$1,427	$(3,958)
Changes in fair value of interest rate swaps	9,972	(2,643)	7,329
Foreign currency translation adjustment	(56,381)	—	(56,381)
	$(51,794)	$(1,216)	$(53,010)

A rollforward of the amounts included in AOCIL, net of taxes, for the three months ended March 31, 2025 and 2024, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2024	$10,237	$(215,977)	$(205,740)
Amounts reclassified into earnings	(2,443)	—	(2,443)
Changes in fair value	(843)	—	(843)
Foreign currency translation adjustment	—	1,740	1,740
Balance at March 31, 2025	$6,951	$(214,237)	$(207,286)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

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

16.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the three-month period ended March 31, 2025, is presented below:

Unvested Shares
Outstanding at December 31, 2024	912,560
Granted	353,840
Forfeited	(12,749)
Vested and issued	(343,415)
Outstanding at March 31, 2025	910,236

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the three-month period ended March 31, 2025 was $185.66.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At March 31, 2025 and 2024, the Company had 29,092 and 29,980 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the three-month period ended March 31, 2025, is presented below:

Unvested Shares
Outstanding at December 31, 2024	219,143
Granted	80,104
Vested and issued	(87,964)
Outstanding at March 31, 2025	211,283

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

During the three months ended March 31, 2025, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2027. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the three-month period ended March 31, 2025 was $176.19.

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the three-month period ended March 31, 2025, is presented below:

Vested Shares
Outstanding at December 31, 2024	20,418
Granted	2,485
Outstanding at March 31, 2025	22,903

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the three-month period ended March 31, 2025 was $189.04.

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting or other distribution events. A summary of activity related to Progressive Waste RSUs during the three-month period ended March 31, 2025, is presented below:

Outstanding at December 31, 2024	45,466
Cash settled	(1,750)
Outstanding at March 31, 2025	43,716

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

Employee Share Purchase Plan

On May 15, 2020, the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). Under the ESPP, qualified employees may elect to have payroll deductions withheld from their eligible compensation on each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period, provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the Toronto Stock Exchange (the “TSX”) over the final five trading days of such offering period. The maximum number of shares that may be issued under the ESPP is 1,000,000.  Under the ESPP, employees purchased 15,922 of the Company’s common shares for $2,593 during the three months ended March 31, 2025.  Under the ESPP, employees purchased 15,407 of the Company’s common shares for $2,183 during the three months ended March 31, 2024.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

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

For each of the three months ended March 31, 2025 and 2024, the Company did not repurchase any common shares pursuant to the NCIB in effect during that period.  As of March 31, 2025, the maximum number of shares available for repurchase under the current NCIB was 12,901,981.

Cash Dividend

In October 2024, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.03, from $0.285 to $0.315 per Company common share. Cash dividends of $81,477 and $73,573 were paid during the three months ended March 31, 2025 and 2024, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Company’s business. Except as noted in the matters described below, as of March 31, 2025, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

In July and August 2018, four separate lawsuits seeking class action status were filed against LRLC and certain other Company subsidiaries, the Parish, and Aptim Corporation in Louisiana state court, and subsequently removed to the United States District Court for the Eastern District of Louisiana, before Judge Susie Morgan in New Orleans. The court later consolidated the claims of the putative class action plaintiffs (the “Ictech-Bendeck” action). Beginning in December 2018, a series of 11 substantively identical mass actions were filed in Louisiana state court against LRLC and certain other Company subsidiaries, the Parish, and Aptim Corporation. The claims of the mass action plaintiffs were removed to and consolidated in federal court in the Eastern District of Louisiana, also before Judge Susie Morgan (the “Addison” action). On August 10, 2024, the Company’s subsidiaries and the Addison plaintiffs reached an agreement in principle to settle the Addison plaintiffs’ claims against the Company in an amount not material to the Company’s financial statements; the Parish and Aptim Corporation also reached agreements in principle to settle the Addison action.  On August 12, 2024, the court entered an order dismissing the Addison action without prejudice pending consummation of the settlement agreements.

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

After the general causation decision, extensive discovery occurred in 2023 and 2024. On May 15, 2024, the Ictech-Bendeck plaintiffs filed an amended motion for class certification, which the defendants opposed.  Plaintiffs described the putative class as residents of the Parish suffering an injury as a result of exposure to odors from the JP Landfill between July 1, 2017 and December 31, 2019, in five proposed geographic sub-classes encompassing residents within a delineated area of the Parish that extended roughly five miles from the JP Landfill to the north and east. Counsel for the putative class

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

asked the court to certify a class on liability and allocation issues and that specific causation be left for individual determinations after a class trial.

On August 8, 2024, the Parish and the Ictech-Bendeck plaintiffs notified the court and the other parties that they had reached an agreement in principle on settlement of the plaintiffs’ class claims against the Parish. The court held a settlement conference on August 9, 2024, memorializing the terms of the plaintiffs’ settlement with the Parish, including a settlement amount of $4,500 to be paid by the Parish to the Ictech-Bendeck plaintiffs. The settlement agreement purports to assign to the Ictech-Bendeck plaintiffs the Parish’s claims against the Company defendants and Aptim Corporation. On March 27, 2025, the court approved the settlement.

After the completion of briefing and an evidentiary hearing on the Ictech-Bendeck class certification motion against the Company defendants and Aptim Corporation, on March 27, 2025, the court denied the motion for class certification. The court has set a deadline of May 7, 2025 for the Ictech-Bendeck plaintiffs to amend their complaint to proceed with the claims of the individual plaintiffs.

At this time, the Company is not able to determine the likelihood of any outcome regarding the underlying claims of the individual plaintiffs in the Ictech-Bendeck action, including the allocation of any potential liability among the Company defendants, the Parish, and Aptim Corporation.

Los Angeles County, California Landfill Expansion Litigation

A.	Chiquita Canyon, LLC Lawsuit Against Los Angeles County

In October 2004, the Company’s subsidiary, Chiquita Canyon, LLC (“CCL”), then under prior ownership, filed an application (the “Application”) with the County of Los Angeles (the “County”) Department of Regional Planning (“DRP”) for a conditional use permit (the “CUP”) to authorize the continued operation and expansion of the Chiquita Canyon Landfill (the “CC Landfill”). The CC Landfill has operated since 1972, and as a regional landfill, accepted approximately 2.3 million tons of materials for disposal and beneficial use in 2024.  The CC Landfill was the second largest landfill in the County and played a vital role in the County’s ability to safely and quickly gather, process, and dispose of thousands of tons of waste, six days a week.  The Application requested expansion of the existing waste footprint on CCL’s contiguous property, an increase in maximum elevation, creation of a new entrance and new support facilities, construction of a facility for the County or another third-party operator to host household hazardous waste collection events, designation of an area for mixed organics/composting, and other modifications.

After many years of reviews and delays, upon the recommendation of County staff, the County’s Regional Planning Commission (the “Commission”) approved the Application on April 19, 2017, but imposed operating conditions, fees and exactions that substantially reduced the historical landfill operations and represented a large increase in aggregate taxes and fees. CCL objected to many of the requirements imposed by the Commission.  Estimates for new costs imposed on CCL under the CUP are in excess of $300,000, if the CC Landfill was still open for the acceptance of waste.

CCL appealed the Commission’s decision to the County Board of Supervisors (“Board”), but the appeal was not successful.  At a subsequent hearing, on July 25, 2017, the Board approved the CUP.  On October 20, 2017, CCL filed in the Superior Court of California, County of Los Angeles a verified petition for writ of mandate and complaint against the County and the Board captioned Chiquita Canyon, LLC v. County of Los Angeles (the “Complaint”).  The Complaint challenges the terms of the CUP in 13 counts generally alleging that the County violated multiple California and federal statutes and California and federal constitutional protections. CCL seeks the following relief: (a) an injunction and writ of mandate against certain of the CUP’s operational restrictions, taxes and fees, (b) a declaration that the challenged conditions are unconstitutional and in violation of state and federal statutes, (c) reimbursement for any such illegal fees

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

paid under protest, (d) damages, (e) an award of just compensation for a taking, (f) attorney fees, and (g) all other appropriate legal and equitable relief.

Following extensive litigation in 2018 and 2019 on the permissible scope of CCL’s challenge, the Superior Court issued its decision on July 2, 2020, granting CCL’s petition for writ of mandate in part and denying it in part. CCL prevailed with respect to 12 of the challenged conditions, many of which imposed new fees and exactions on the CC Landfill.  On October 11, 2022, CCL and the County entered into a settlement agreement that required CCL to file a CUP modification application with the County embodying the terms of the settlement agreement.  CCL filed the CUP modification application on November 10, 2022, an addendum to CCL’s environmental impact report in accordance with the California Environmental Quality Act on January 12, 2024, and a revised addendum on September 30, 2024.  The next steps contemplated by the settlement agreement included: completion of review by the County; scheduling the CUP modification application for a hearing before the Commission; if appealed, a hearing before the Board; and, upon approval by the Board of the CUP modification application and satisfaction of certain other contingencies, CCL would dismiss this lawsuit.

At a meeting between the County and the Company on September 23, 2024, the County first stated that it would not be possible to complete the environmental review and present the CUP modification to the Commission in 2024.  Absent approval of the modified CUP, beginning January 1, 2025, the CUP requires CCL to reduce its maximum annual solid waste tonnage capacity from approximately two million tons of solid waste per year to approximately one million tons of solid waste per year.  CCL and the County were required under the settlement agreement to cooperate to take additional lawful and reasonable measures to effectuate the basic terms and goals of the settlement agreement, which included modifying this tonnage reduction to a gradual step-down in tonnage.  However, because the County was unable to fully implement the settlement agreement or provide a viable alternative solution to address the severe tonnage restrictions that took effect on January 1, 2025, maintaining ongoing operations at the CC Landfill was no longer economically viable. Thus, CCL closed active waste disposal operations as of December 31, 2024.

On January 10, 2025, CCL and the County appeared before the Superior Court for a trial setting conference and the Court set the remaining claims for a bench trial, beginning October 13, 2025. At this time, the Company is not able to determine the likelihood of any outcome in this matter.

B.	December 11, 2017 Notice of Violation Regarding Certain CUP Conditions.

The County, through its DRP, issued a Notice of Violation (“NOV”), dated December 11, 2017, alleging that CCL violated certain conditions of the CUP, including Condition 79(B)(6) by failing to pay an $11,600 Bridge & Thoroughfare Fee (“B&T fee”) that was purportedly due on July 25, 2017.  The alleged B&T fee was ostensibly to fund the construction of transportation infrastructure in the area of the CC Landfill.  At the time the NOV was issued, CCL had already contested the legality of the B&T fee in the October 20, 2017 Complaint filed against the County in Los Angeles County Superior Court, described above under paragraph A (the “CUP lawsuit”).

On January 12, 2018, CCL filed an appeal of the alleged violations in the NOV.  Subsequently, CCL filed additional legal arguments and exhibits contesting the NOV.  On March 6, 2018, a DRP employee designated as hearing officer sustained the NOV, including the $11,600 B&T fee, and imposed an administrative penalty in the amount of $83 and a noncompliance fee of $0.75. A written decision memorializing the hearing officer’s findings and order was issued on July 10, 2018.  On April 13, 2018, CCL filed in the Superior Court of California, County of Los Angeles, a Petition for Writ of Administrative Mandamus against the County seeking to overturn the decision sustaining the NOV, contending that the NOV and decision are not supported by the facts or law.  On July 17, 2018, the court granted CCL leave to pay the $11,600 B&T fee and to amend its Complaint in the CUP lawsuit to reflect the payment under protest, allowing the challenge to the B&T fee under the Mitigation Fee Act to proceed in the CUP lawsuit.  CCL paid the B&T fee under protest on August 10, 2018, and also paid on that date the administrative penalty of $83 and the noncompliance fee of $0.75. The court indicated that the NOV case would be coordinated with the CUP lawsuit.  On October 11, 2022, CCL and the County entered into a settlement agreement, described above under paragraph A.  However, as described above, CCL has now

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

closed the CC Landfill for the acceptance of waste as of December 31, 2024, and CCL’s remaining claims have been set for trial. A status conference and order to show cause in this case is currently set for May 8, 2025. At this time, the Company is not able to determine the likelihood of any outcome in this matter.

Elevated Temperature Landfill Event

Beginning in May 2023, the Company’s subsidiary, CCL, began receiving NOVs from the South Coast Air Quality Management District (“SCAQMD”) for alleged violations of Section 41700 of the California Health & Safety Code and SCAQMD Rule 402 based on complaints from the public of odors, which SCAQMD inspectors stated that they verified were from the CC Landfill. Each Rule 402 NOV alleges the CC Landfill is “discharging such quantities of air contaminants to cause injury, detriment, nuisance or annoyance to a considerable number of persons.” CCL’s retained expert consultants in Elevated Temperature Landfill (“ETLF”) events have attributed the odors and other impacts to an ETLF event that is occurring in a lined, non-active area of the CC Landfill.

Since May 2023, CCL has received approximately 321 NOVs for alleged violations of SCAQMD Rule 402. CCL has also received 18 additional NOVs from SCAQMD alleging violations of the Stipulated Order for Abatement, the California Health & Safety Code, other SCAQMD rules, and CCL’s Title V permit.

On August 15, 2023, SCAQMD petitioned its Hearing Board for an Order for Abatement in Hearing Board Case No. 6177-4 to address the Rule 402 NOVs issued by SCAQMD inspectors as a result of the ETLF event. SCAQMD and CCL negotiated a Stipulated Order for Abatement (the “Stipulated Order”), which was issued by the Hearing Board on September 6, 2023. Modifications to the Stipulated Order were approved by the Hearing Board after hearings on January 16 and 17, March 21, April 24, August 17, 20, and 27, and November 13, 2024, and April 16, 2025. The modified Stipulated Order contains 105 conditions. The next status and modification hearing is scheduled for June 4 and 17, 2025.

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

On April 1, 2025, CCL received a third SOV from DTSC. The SOV alleges violations of California’s hazardous waste control laws and their implementing regulations related to three loads of leachate which allegedly failed to comply with landfill disposal restriction requirements and for allegedly failing to minimize the possibility of a release of hazardous waste or hazardous waste constituents. CCL is in the process of evaluating and preparing a full response to this SOV.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

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

At this time, CCL is not able to determine the likely penalties that the regulatory agencies will seek for these alleged violations, but they could be substantial. CCL is also incurring substantial costs in conjunction with efforts to address the ETLF event and any related impacts, including attendant air emissions, and to manage the increased production and changing composition of the leachate. At this time, the Company is not able to determine the likelihood of any outcome of the resolution of these alleged violations, including the amount of penalties.

Chiquita Canyon Landfill Civil Litigation

Given the facts related to the ETLF event and the alleged violations described above, numerous civil lawsuits have been filed against CCL and other Company subsidiaries, including Chiquita Canyon, Inc., Waste Connections of California, Inc., Waste Connections Management Services Inc. and Waste Connections US, Inc.  These began with Howse et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Co. Superior Court; filed September 5, 2023, removed to U.S.D.C. C.D. Cal. October 4, 2023).  That case included class action claims, but in May 2024, those claims were dropped and the case continues as a mass tort case in federal district court.  In November 2024, Judge Frimpong in the Central District of California consolidated Howse and all other then filed, related cases into In re Chiquita Landfill Litigation. Master File No. 2:23-CV-08380-MEMF-MAR. (C.D. Cal.). As additional, related cases have been filed, the Company has sought to consolidate them with In re Chiquita Landfill Litigation. The Court consolidated the County Action (described below) with In re Chiquita Landfill Litigation for discovery purposes only.

There are approximately 9,200 total plaintiffs in these civil lawsuits as of April 21, 2025, which includes some from cases filed but not yet served, and the Company expects additional complaints and plaintiffs in the future.

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

The additional cases include: Suggs et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed February 2, 2024, removed to U.S.D.C. C.D. Cal. March 25, 2024); Siryani et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed March 27, 2024, removed to U.S.D.C. C.D. Cal. on April 29, 2024); Adams Evans et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed April 15, 2014, removed to U.S.D.C. C.D. Cal. on July 5, 2024); Aleksanyan et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed May 20, 2024);  Jolene Acosta et al., v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed May 29, 2024, removed to U.S.D.C. C.D. Cal. on July 12, 2024); Quaiden Fenstermaker et. al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed May 29, 2024, removed to U.S.D.C. C.D. Cal. on July 13, 2024); Briana Mejia et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed May 29, 2024, removed to U.S.D.C. C.D. Cal. on July 15, 2024); Araiza et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed June 3, 2024); Melineh Gasparians et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed June 10, 2024; removed to U.S.D.C. C.D. Cal. on September 4, 2024); Claudia Rivera et al. v. Chiquita

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Canyon, LLC et al. (Los Angeles Superior Court; filed June 14, 2024, removed to U.S.D.C. C.D. Cal. on July 22, 2024); Alejandra Suarez et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed June 20, 2024; removed to U.S.D.C. C.D. Cal. on July 29, 2024) ;  Geon Hwang, et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed July 8, 2024); Anabel Austin, et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed July 9, 2024; removed to U.S.D.C. C.D. Cal. on August 16, 2024); Isabell Dolores Palomino et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed July 12, 2024); Stephanie Audish et al. v. Chiquita Canyon, LLC (Los Angeles Superior Court; filed July 16, 2024); Scott Benjamin Siegal et. al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed July 16, 2024); Alina Hakopyan et al. v. Chiquita Canyon, LLC (Los Angeles Superior Court; filed August 6, 2024); Kaiden Alim et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed September 27, 2024); Nicholas Difatta et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed October 5, 2024); Jane Chun-Won Yang et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed on November 19, 2024); K.E. et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed on November 22, 2024); Maria Magdalena Alanis, et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed January 6, 2025, transferred to Judge Frimpong but not yet consolidated).  One law firm filed 359 individual cases in Los Angeles Superior Court, which the Company related and consolidated to that firm’s first filed case, Serieddine et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed January 8, 2024), and removed the cases en masse as In re Serieddine. In re Serieddine was consolidated with In re Chiquita Landfill Litigation.

Six cases have been filed, but not yet served: Fernando Perez et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed December 30, 2024); Nancy Mariel Aguilar et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed January 27, 2025); Grace Lara et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed February 10, 2025); Kiwi Chang et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed February 24, 2025); Lara Ojeda et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed March 6, 2025); and Babken Egoian et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal., filed March 31, 2025).

The Company is continuing to vigorously defend itself in these lawsuits; however, at this time, the Company is not able to determine the likelihood of any outcome regarding the underlying claims.

County of Los Angeles Litigation

Based upon the same facts alleged in the above-referenced “Chiquita Canyon Landfill Civil Litigation,” on December 17 2024, Los Angeles County filed a complaint in the U.S. District Court, Central District of California, No. 2:24-cv-10819-RGK-PD, against Chiquita Canyon, LLC, Chiquita Canyon, Inc. and Waste Connections US, Inc. This case has been assigned to Judge Frimpong, the same judge overseeing In Re Chiquita Landfill Litigation and is now consolidated with the mass tort for discovery purposes.  The Company filed a motion to dismiss on February 19, 2025 and that motion is set for hearing on May 29, 2025.

The County’s lawsuit alleges public nuisance under California statutes and Los Angeles County ordinances, public nuisance per se, and unfair business practices related to the alleged violation of ordinances referenced in the public nuisance claims.  The County seeks an injunction to bring the CC Landfill into compliance with all local, state, and federal laws and regulations, including all necessary measures to “contain and extinguish” the ETLF, prevent odors and gases from reaching any residential zone, and eliminate leachate seeps; subsidize the relocation of affected citizens living near the CC Landfill; and subsidize mitigation measures undertaken by affected citizens living, working, or studying near the CC Landfill, such as the purchase of air purification systems, double paned windows, home hardening, and assistance with utility bills. Alternatively, the County requests the appointment of a receiver to take possession and control of the CC Landfill.  The County also seeks to recover civil penalties and attorney’s fees. The Company is not able to determine the potential penalty amount that the County will seek in this lawsuit.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The Company is continuing to vigorously defend itself in this matter; however, at this time, the Company is not able to determine the likelihood of any outcome regarding the underlying claims.

18.SUBSEQUENT EVENT

On April 23, 2025, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.315 per Company common share. The dividend will be paid on May 22, 2025, to shareholders of record on the close of business on May 7, 2025.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We make statements in this Quarterly Report on Form 10-Q that are forward-looking in nature.  These include:

●	Statements regarding our landfills, including capacity, duration, special projects, demand for and pricing of recyclables, estimated closure and post-closure liabilities, landfill alternatives and related capital expenditures, operating expenses, leachate and the ETLF event at the Chiquita Canyon Landfill;
●	Discussion of competition, loss of contracts, price increases and additional exclusive and/or long-term collection service arrangements;
●	Forecasts of cash flows necessary for operations and free cash flow to reduce leverage as well as our ability to draw on our credit facility and access the capital markets to refinance or expand;
●	Statements regarding our ability to access capital resources or credit markets;
●	Plans for, and the amount of, certain capital expenditures for our existing and newly acquired properties and equipment and the funding thereof;
●	Statements regarding fuel, oil and natural gas demand, prices, and price volatility;
●	Assessments of regulatory developments and potential changes in environmental, health, safety and tax laws and regulations; and
●	Other statements on a variety of topics such as inflation, the impacts of trade policies or tariffs, general economic conditions, credit risk of customers, seasonality, labor/pension costs and labor union activity, employee retention costs, operational and safety risks, acquisitions and their contribution to the Company’s strategy, dividends, litigation developments and results, goodwill impairments, insurance costs and cybersecurity threats.

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

Environmental, organizational and financial sustainability initiatives have been key components of our success since we were founded in 1997. We continuously monitor and evaluate new technologies and investments that can enhance our commitment to the environment, to our employees and to the communities we serve.  These investments align with our focus on value creation for all stakeholders and we remain committed to expanding these efforts as our industry and technology continue to evolve. To that end, we have committed $500 million to the advancement of long-term, aspirational ESG targets, and we have incorporated progress towards their achievement into compensation metrics. These targets include reducing environmental impact through reductions in absolute Scope 1 and 2 emissions and emissions intensity, expanded resource recovery processing, increased landfill gas recovery and beneficial reuse, and increased on-site leachate treatment at our landfills. In addition, the targets focus on enhancing employee safety and engagement.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three Months Ended March 31,
	2025		2024
Revenues	$2,228,176	100.0%	$2,072,653	100.0%
Cost of operations	1,291,443	58.0	1,221,783	59.0
Selling, general and administrative	250,134	11.2	220,735	10.7
Depreciation	242,307	10.9	222,691	10.7
Amortization of intangibles	47,642	2.1	40,290	1.9
Impairments and other operating items	6,440	0.3	354	0.0
Operating income	390,210	17.5	366,800	17.7

Interest expense	(80,875)	(3.6)	(78,488)	(3.8)
Interest income	1,770	0.1	2,051	0.1
Other income (expense), net	1,872	0.1	(1,823)	(0.1)
Income tax provision	(71,467)	(3.2)	(59,413)	(2.9)
Net income	241,510	10.9	229,127	11.0
Net loss attributable to noncontrolling interests	—	—	927	0.1
Net income attributable to Waste Connections	$241,510	10.9%	$230,054	11.1%

Revenues.  Total revenues increased $155.5 million, or 7.5%, to $2.228 billion for the three months ended March 31, 2025, from $2.073 billion for the three months ended March 31, 2024.

Acquisitions closed during, or subsequent to, the three months ended March 31, 2024, increased revenues by $131.0 million for the three months ended March 31, 2025.

Operations that were divested during, or subsequent to, the three months ended March 31, 2024, decreased revenues by $1.7 million for the three months ended March 31, 2025.

The impact of operations that were closed during, or subsequent to, the three months ended March 31, 2024, decreased revenues by $17.2 million, for the three months ended March 31, 2025.

During the three months ended March 31, 2025, the net increase in prices charged to our customers at our existing operations was $129.5 million, consisting of $133.2 million of core price increases and decreases in surcharges of $3.7 million.

During the three months ended March 31, 2025, we recognized volume losses totaling $65.9 million, resulting from a decrease in roll off volumes, lower residential collection volumes due primarily to the purposeful shedding of certain low-margin municipal contracts in our Southern, Eastern and Canada segments, lower commercial revenues and lower post-collection volumes.

E&P waste revenues at facilities owned during the three months ended March 31, 2025 and 2024 increased $0.4 million, due to nominal increases in overall activity levels in certain basins in our Central and Canada segments.

Revenues from sales of recyclable commodities at facilities owned during the three months ended March 31, 2025 and 2024 decreased $2.1 million. The decrease was primarily attributable to lower prices for old corrugated cardboard, partially offset by an increase in volumes and an increase in the prices of certain grades of metal and plastic as compared to the prior period.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $16.8 million for the three months ended March 31, 2025. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.6968 and 0.7412 for the three months ended March 31, 2025 and 2024, respectively.

Other revenues decreased $1.7 million during the three months ended March 31, 2025, due primarily to a $0.7 million decrease in other non-core revenue sources, a $0.6 million decrease in intermodal revenues and a $0.4 million decrease in landfill gas revenues on lower values for renewable energy credits.

Cost of Operations.  Total cost of operations increased $69.7 million, or 5.7%, to $1.291 billion for the three months ended March 31, 2025, from $1.222 billion for the three months ended March 31, 2024. The increase was primarily the result of $66.4 million of additional operating costs from acquisitions closed during, or subsequent to, the three months ended March 31, 2024, and an increase in operating costs at our existing operations of $12.3 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $7.9 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $1.1 million from operations divested during, or subsequent to, the three months ended March 31, 2024.

The increase in operating costs of $12.3 million, assuming foreign currency parity, at our existing operations for the three months ended March 31, 2025, consisted of higher labor and recurring incentive compensation expenses of $9.3 million, an increase in risk management expenses of $7.3 million, an increase in post-closure liability interest accretion expense of $4.7 million, an increase in benefits costs of $1.2 million, higher trucking costs of $0.9 million, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.5 million and a net increase of other expenses of $2.4 million, partially offset by a decrease in fuel expense of $4.3 million due to lower diesel prices, a decrease in landfill monitoring and maintenance costs of $4.1 million, a decrease in disposal costs of $2.4 million, a decrease in fees paid for the processing of recyclable materials of $2.1 million and a decrease in subcontract expense of $1.1 million.

Cost of operations as a percentage of revenues decreased 1.0 percentage point to 58.0% for the three months ended March 31, 2025, from 59.0% for the three months ended March 31, 2024. The decrease as a percentage of revenues was primarily driven by the impact of price-led revenue growth, a 0.3 percentage point decrease due to the impact of acquisitions having lower operating costs as a percentage of revenue as compared to existing operations, a 0.3 percentage point decrease in disposal costs as a result of increased internalization in certain markets, a 0.3 percentage point decrease in fuel costs due to lower diesel prices and a 0.2 percentage point decrease in landfill monitoring and maintenance costs, partially offset by a 0.1 percentage point increase due to higher costs associated with other expenses.

SG&A.  SG&A expenses increased $29.4 million, or 13.3%, to $250.1 million for the three months ended March 31, 2025, from $220.7 million for the three months ended March 31, 2024. The increase was comprised of an increase of $21.3 million, assuming foreign currency parity, at our existing operations and $9.7 million from acquisitions closed during, or subsequent to, the three months ended March 31, 2024, partially offset by a decrease of $1.6 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in SG&A expenses at our existing operations of $21.3 million, assuming foreign currency parity, for the three months ended March 31, 2025, was comprised of an increase in incentive compensation expense of $9.7 million, an increase in professional fees of $6.2 million, higher administrative payroll expenses of $3.8 million, an increase in direct acquisition expenses of $2.1 million, a collective increase in travel, meetings and training expenses of $1.7 million and $0.1 million of other net expense increases, partially offset by a decrease in deferred compensation costs of $2.3 million due to a decrease in the market value of investments held to fund our deferred compensation liability.

SG&A expenses as a percentage of revenues increased 0.5 percentage points to 11.2% for the three months ended March 31, 2025, from 10.7% for the three months ended March 31, 2024. The increase as a percentage of revenues was primarily driven by a 0.4 percentage point increase in administrative payroll and incentive compensation and a 0.3 percentage point increase in professional fees, partially offset by a 0.2 percentage point decrease in SG&A expenses from acquisitions closed during, or subsequent to, the three months ended March 31, 2024.

Depreciation.  Depreciation expense increased $19.6 million, or 8.8%, to $242.3 million for the three months ended March 31, 2025, from $222.7 million for the three months ended March 31, 2024. The increase was comprised of an increase in depreciation and depletion expense of $16.2 million from acquisitions closed during, or subsequent to, the three months ended March 31, 2024, and an increase in depreciation expense of $11.1 million from the impact of additions to our fleet and equipment purchased to support our existing operations, partially offset by a decrease of $5.6 million in depletion expense, a decrease of $1.9 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $0.2 million from operations divested during, or subsequent to, the three months ended March 31, 2024.

Depreciation expense as a percentage of revenues increased 0.2 percentage points to 10.9% for the three months ended March 31, 2025, from 10.7% for the three months ended March 31, 2024. The increase as a percentage of revenues was primarily attributable to increased capital expenditures to support our existing operations and acquisitions closed during, or subsequent to, the three months ended March 31, 2024 having higher depreciation expense as a percentage of revenue than our company average, partially offset by the impact of decreased depletion expenses as a result of lower landfill volumes.

Amortization of Intangibles.  Amortization of intangibles expense increased $7.3 million, or 18.2%, to $47.6 million for the three months ended March 31, 2025, from $40.3 million for the three months ended March 31, 2024. The increase was the result of $11.6 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended March 31, 2024, partially offset by a decrease of $3.8 million from certain intangible assets becoming fully amortized subsequent to March 31, 2024 and a decrease of $0.5 million due to a lower average foreign currency exchange rate in effect during the current period.

Amortization of intangibles expense as a percentage of revenues increased 0.2 percentage points to 2.1% for the three months ended March 31, 2025, from 1.9% for the three months ended March 31, 2024. The increase as a percentage of revenues was primarily attributable to acquisitions closed during, or subsequent to, the three months ended March 31, 2024 having higher amortization expense as a percentage of revenue than our company average, partially offset by price-driven revenue increases in our solid waste services.

Impairments and Other Operating Items.  Impairments and other operating items increased $6.0 million, to net losses totaling $6.4 million for the three months ended March 31, 2025, from net losses totaling $0.4 million for the three months ended March 31, 2024.

The net losses of $6.4 million recorded during the three months ended March 31, 2025 consisted of $3.8 million of net losses from operations divested during the current period, losses of $1.3 million on the disposal of an investment, losses of $0.7 million on the disposal of property and equipment and losses of $0.7 million from writing off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date, partially offset by other net gains of $0.1 million.

The net losses of $0.4 million recorded during the three months ended March 31, 2024 consisted of $1.1 million of net losses on the disposal of property and equipment and $0.6 million of other net adjustments, partially offset by $1.3 million gain from favorable lawsuit settlements.

Operating Income.  Operating income increased $23.4 million, or 6.4%, to $390.2 million for the three months ended March 31, 2025, from $366.8 million for the three months ended March 31, 2024.

The increase in our operating income for the three months ended March 31, 2025 was due primarily to price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the three months ended March 31, 2024, and the benefit of lower fuel costs due to lower diesel prices.

Operating income as a percentage of revenues decreased 0.2 percentage points to 17.5% for the three months ended March 31, 2025, from 17.7% for the three months ended March 31, 2024.  The decrease as a percentage of revenues was comprised of a 0.5 percentage point increase in selling, general and administrative expenses, a 0.3 percentage point increase in impairments and other operating items, a 0.2 percentage point increase in depreciation expense and a 0.2 percentage point increase in amortization expense, partially offset by a 1.0 percentage point decrease in cost of operations.

Interest Expense.  Interest expense increased $2.4 million, or 3.0%, to $80.9 million for the three months ended March 31, 2025, from $78.5 million for the three months ended March 31, 2024. The increase was primarily attributable to an increase of $5.3 million from the issuance of $750.0 million of senior unsecured notes in the prior period and an increase of $3.9 million from the issuance of CAD $500.0 million of senior unsecured notes subsequent to the prior period, partially offset by a decrease of $5.7 million from lower interest rates on borrowings outstanding during the comparable periods, a decrease of $0.6 million due to a decrease in the average borrowings outstanding under our credit facilities during the three months ended March 31, 2025 and $0.5 million of other net expense decreases.

Interest Income.  Interest income decreased $0.3 million, or 13.7%, to $1.8 million for the three months ended March 31, 2025, from $2.1 million for the three months ended March 31, 2024. The decrease was primarily attributable to lower average investment rates in the current periods.

Other Income (Expense), Net.  Other income (expense), net increased $3.7 million to an income total of $1.9 million for the three months ended March 31, 2025, from an expense total of $1.8 million for the three months ended March 31, 2024.

Other income of $1.9 million recorded during the three months ended March 31, 2025 consisted of $2.5 million from proceeds on insurance claims and $1.3 million of gains from a decrease in the average foreign currency exchange rate in effect during the comparable reporting period, partially offset by $1.5 million from a decrease in the value of investments purchased to fund our employee deferred compensation obligations and $0.4 million of other investment losses.

Other expense of $1.8 million recorded during the three months ended March 31, 2024 consisted of $2.3 million from the write off of unamortized loan fees as a result of the early extinguishment of our 2021 Revolving and Term Credit Agreement and 2022 Term Loan Agreement, $0.5 million from an increase in the average foreign currency exchange rate in effect during the comparable reporting period and $0.7 million of net losses from other sources, partially offset by $1.7 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations.

Income Tax Provision.  Income taxes increased $12.1 million, to $71.5 million for the three months ended March 31, 2025, from $59.4 million for the three months ended March 31, 2024. Our effective tax rate for the three months ended March 31, 2025 was 22.8%. Our effective tax rate for the three months ended March 31, 2024 was 20.6%.

The income tax provision for the three months ended March 31, 2025 included a benefit of $4.6 million from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

	Three Months Ended March 31,
	2025	2024
Commercial	$712,460	$642,859
Residential	571,619	546,211
Industrial and construction roll off	336,998	325,990
Total collection	1,621,077	1,515,060
Landfill	338,754	353,478
Transfer	319,269	301,882
Recycling	61,341	49,025
E&P	150,899	97,408
Intermodal and other	46,549	49,541
Intercompany	(309,713)	(293,741)
Total	$2,228,176	$2,072,653

For the three months ended March 31, 2025, we managed our operations through the following six geographic solid waste operating segments: Southern, Western, Eastern, Central, Canada and MidSouth. Our six geographic solid waste operating segments comprise our reportable segments.  Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Certain corporate or regional overhead expense allocations may affect comparability of the segment information presented herein on a period-over-period basis.

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

Three Months Ended		Segment		EBITDA
March 31, 2025	Revenue	Expenses	EBITDA (b)	Margin
Southern	$453,403	$304,703	$148,700	32.8%
Western	438,401	326,056	112,345	25.6%
Eastern	403,270	300,175	103,095	25.6%
Central	373,383	241,674	131,709	35.3%
Canada	302,731	167,159	135,572	44.8%
MidSouth	256,988	188,070	68,918	26.8%
Corporate(a)	—	13,740	(13,740)	—
	$2,228,176	$1,541,577	$686,599	30.8%

Three Months Ended		Segment		EBITDA
March 31, 2024	Revenue	Expenses	EBITDA (b)	Margin
Southern	$418,946	$290,534	$128,412	30.7%
Western	422,249	309,199	113,050	26.8%
Eastern	360,063	265,047	95,016	26.4%
Central	360,927	235,005	125,922	34.9%
Canada	280,362	159,001	121,361	43.3%
MidSouth	230,106	172,599	57,507	25.0%
Corporate(a)	—	11,133	(11,133)	—
	$2,072,653	$1,442,518	$630,135	30.4%

____________________

(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA for our Corporate segment for the periods presented.
(b)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in our most recent Annual Report on Form 10-K.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 10 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue, segment expenses and EBITDA for our reportable segments for the three month period ended March 31, 2025, compared to the three month period ended March 31, 2024, are discussed below.

Southern

Revenue increased $34.5 million to $453.4 million for the three months ended March 31, 2025, from $418.9 million for the three months ended March 31, 2024, due to contributions from acquisitions and price increases, partially offset by lower commercial collection revenues, a decrease in roll off volumes and lower residential collection volumes due to the purposeful non-renewal of certain contracts.

Segment expenses increased $14.2 million to $304.7 million for the three months ended March 31, 2025, from $290.5 million for the three months ended March 31, 2024, due to an increase in expenses from acquisitions closed during the comparable periods, an increase in allocated corporate overhead, higher risk management costs, higher labor costs and an increase in landfill monitoring and maintenance costs, partially offset by lower disposal expense and a decrease in expenses from operations divested during the current period.

EBITDA increased $20.3 million to $148.7 million, or a 32.8% EBITDA margin for the three months ended March 31, 2025, from $128.4 million, or a 30.7% EBITDA margin for the three months ended March 31, 2024. The increase in our EBITDA margin was due to price-led increases in revenue, the purposeful non-renewal of certain residential contracts with lower EBITDA margins than our segment average, the impact of acquisitions having higher EBITDA margins than our segment average, lower disposal costs as a result of increased internalization in certain markets, and the benefit of lower fuel costs due to lower diesel prices, partially offset by higher risk management costs, increased landfill monitoring and maintenance costs and higher allocated corporate overhead relative to revenue.

Western

Revenue increased $16.2 million to $438.4 million for the three months ended March 31, 2025, from $422.2 million for the three months ended March 31, 2024, due to price increases, contributions from acquisitions and increases in commercial collection volumes, partially offset by a decrease from an operation closed subsequent to the prior period, a decline in intermodal revenues and lower recyclable commodity revenues due to a decrease in commodity values.

Segment expenses increased $16.9 million to $326.1 million for the three months ended March 31, 2025, from $309.2 million for the three months ended March 31, 2024, due to an increase in expenses from acquisitions closed during the comparable periods, increased labor and benefits costs, an increase in allocated corporate overhead, increased operating costs associated with higher collection volumes and higher risk management expenses, partially offset by a decrease from an operation closed subsequent to the prior period and lower landfill monitoring and maintenance costs.

EBITDA decreased $0.8 million to $112.3 million, or a 25.6% EBITDA margin for the three months ended March 31, 2025, from $113.1 million, or a 26.8% EBITDA margin for the three months ended March 31, 2024. The decrease in our EBITDA margin was due to an operation closed subsequent to the prior period and an increase in allocated overhead expenses relative to revenue, partially offset by a decrease in landfill monitoring and maintenance costs relative to revenue, decreased expenses for uncollectible accounts receivable and the impact of acquisitions having higher EBITDA margins than our segment average.

Eastern

Revenue increased $43.2 million to $403.3 million for the three months ended March 31, 2025, from $360.1 million for the three months ended March 31, 2024, due to contributions from acquisitions and price increases, partially offset by decreases in hauling and post-collection volumes and a decrease in recyclable commodity revenues as compared to the prior period.

Segment expenses increased $35.1 million to $300.2 million for the three months ended March 31, 2025, from $265.1 million for the three months ended March 31, 2024, due to an increase in expenses from acquisitions closed during the comparable periods, increases in allocated corporate overhead, an increase in truck, container, equipment and facility maintenance and repair expenses, an increase in labor and higher risk management expenses, partially offset by a decrease in landfill monitoring and maintenance costs, lower fuel costs and decreased trucking costs due to lower transfer volumes.

EBITDA increased $8.1 million to $103.1 million, or a 25.6% EBITDA margin for the three months ended March 31, 2025, from $95.0 million, or a 26.4% EBITDA margin for the three months ended March 31, 2024. The decrease in our EBITDA margin was due primarily to higher allocated corporate overhead relative to revenue, an increase in truck, container, equipment and facility maintenance and repair expenses, higher risk management expenses and labor costs relative to revenue, partially offset by price-led revenue growth, the benefits of lower fuel costs due to lower diesel prices and a decrease in landfill monitoring and maintenance costs relative to revenue.

Central

Revenue increased $12.5 million to $373.4 million for the three months ended March 31, 2025, from $360.9 million for the three months ended March 31, 2024, due to price increases and contributions from acquisitions, partially offset by lower hauling and post-collection volumes and a decrease in recyclable commodity revenues as compared to the prior period due to a decrease in commodity values.

Segment expenses increased $6.7 million to $241.7 million for the three months ended March 31, 2025, from $235.0 million for the three months ended March 31, 2024, due to an increase in labor and benefits expenses, higher risk management costs, an increase in allocated corporate overhead and higher travel, meetings and training expenses.

EBITDA increased $5.8 million to $131.7 million, or a 35.3% EBITDA margin for the three months ended March 31, 2025, from $125.9 million, or a 34.9% EBITDA margin for the three months ended March 31, 2024. The increase in our EBITDA margin was due to price-led revenue growth and the benefits of lower fuel costs due to lower diesel prices, partially offset by higher allocated corporate overhead and higher risk management costs relative to revenue.

Canada

Revenue increased $22.3 million to $302.7 million for the three months ended March 31, 2025, from $280.4 million for the three months ended March 31, 2024, due to contributions from acquisitions and price increases, partially offset by a decrease in commercial and residential collection volumes and lower landfill gas sales primarily from lower renewable energy credits.

Segment expenses increased $8.2 million to $167.2 million for the three months ended March 31, 2025, from $159.0 million for the three months ended March 31, 2024, due to an increase in expenses from acquisitions closed during the comparable periods, higher labor and benefits costs and increased trucking costs, partially offset by decreased expenses for uncollectible accounts receivable.

EBITDA increased $14.2 million to $135.6 million, or a 44.8% EBITDA margin for the three months ended March 31, 2025, from $121.4 million, or a 43.3% EBITDA margin for the three months ended March 31, 2024. The increase in our EBITDA margin was due to price-led increases in revenue, the impact of acquisitions having higher EBITDA margins than our segment average and lower risk management expenses relative to revenue, partially offset by the impact of lower landfill gas revenues.

MidSouth

Revenue increased $26.9 million to $257.0 million for the three months ended March 31, 2025, from $230.1 million for the three months ended March 31, 2024, due to contributions from acquisitions, price increases and an increase in recyclable commodity revenues due to an increase in recycling volumes, partially offset by a decrease in roll off and residential collection volumes.

Segment expenses increased $15.5 million to $188.1 million for the three months ended March 31, 2025, from $172.6 million for the three months ended March 31, 2024, due to an increase in expenses from acquisitions closed during the comparable periods, higher labor and benefits expenses, increases in allocated corporate overhead and higher risk management costs, partially offset by lower fuel costs due to lower diesel prices.

EBITDA increased $11.4 million to $68.9 million, or a 26.8% EBITDA margin for the three months ended March 31, 2025, from $57.5 million, or a 25.0% EBITDA margin for the three months ended March 31, 2024. The increase in our EBITDA margin was due primarily to price-led revenue growth, benefits of lower fuel costs due to lower diesel prices and a decrease in fees paid for the processing of recyclable materials relative to revenue, partially offset by an increase in landfill monitoring and maintenance costs and higher risk management costs relative to revenue.

Corporate

Segment expenses increased $2.6 million to $13.7 million for the three months ended March 31, 2025, from $11.1 million for the three months ended March 31, 2024, due to increased incentive compensation costs, higher administrative payroll costs to support continued growth in the business, increased professional fees and an increase in direct acquisition expenses, partially offset by increased allocation of costs to our operating segments and a decrease in deferred compensation costs. EBITDA decreased $2.6 million for the three months ended March 31, 2025, as compared to the prior period, due to the increase in segment expenses.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth cash flow information for the three months ended March 31, 2025 and 2024 (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by operating activities	$541,539	$490,309
Net cash used in investing activities	(603,211)	(1,334,579)
Net cash provided by financing activities	113,379	878,477
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(434)	(577)
Net increase in cash, cash equivalents and restricted cash	51,273	33,630
Cash, cash equivalents and restricted cash at beginning of period	198,173	184,038
Cash, cash equivalents and restricted cash at end of period	$249,446	$217,668

Operating Activities Cash Flows

Net cash provided by operating activities increased $51.2 million to $541.5 million for the three months ended March 31, 2025, from net cash provided by operating activities of $490.3 million for the three months ended March 31, 2024.  The significant components of the increase included the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $46.9 million from an increase in net income, excluding depreciation, amortization of intangibles, share-based compensation, adjustments to closure and post-closure liabilities, adjustments to and payments of contingent consideration, interest accretion and loss on disposal of assets and impairments, due primarily to price increases, operating income generated from acquisitions closed during, or subsequent to, the three months ended March 31, 2024, and the benefit of lower fuel costs due to lower diesel prices.
2)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was favorably impacted by $28.5 million from accounts payable and accrued liabilities as changes in accounts payable and accrued liabilities resulted in a decrease to operating cash flows of $31.1 million for the three months ended March 31, 2025, compared to a decrease to operating cash flows of $59.6 million for the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025 was due primarily to outstanding obligations to vendors and accrued annual management bonus compensation as of December 31, 2024 that were paid in the current year period, partially offset by an increase in accrued insurance costs and an increase in accrued payroll. The decrease for the three months ended March 31, 2024 was due primarily to outstanding obligations to vendors and accrued annual management bonus compensation as of December 31, 2023 that were paid in the current year period, partially offset by an increase in accrued insurance costs and an increase in accrued interest due to the timing of interest payments.
3)	Deferred revenue — Our increase in net cash provided by operating activities was favorably impacted by $17.8 million from deferred revenue as changes in deferred revenue resulted in an increase to operating cash flows of $21.9 million for the three months ended March 31, 2025, compared to an increase to operating cash flows of $4.1 million for the three months ended March 31, 2024. For both comparative periods, deferred revenue increased due to price increases on our advanced billed residential and commercial collection services.
4)	Closure and post-closure expenditures — Our increase in net cash provided by operating activities was unfavorably impacted by $43.0 million from an increase in payments for closure and post-closure activities as changes in expenditures for these items resulted in a decrease to operating cash flows of $71.9 million for the three months ended March 31, 2025, compared to a decrease in operating cash flows of $28.9 million for the three months ended March 31, 2024.
5)	Accounts receivable — Our increase in net cash provided by operating activities was unfavorably impacted by $7.3 million from accounts receivable as changes in accounts receivable resulted in a decrease to operating cash flows of $1.9 million for the three months ended March 31, 2025, compared to an increase to operating cash flows of $5.4 million for the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025 was due to increases in revenue, which remained as outstanding receivables at the end of the period, and one fewer collection day in the period. The increase for the three months ended March 31, 2024 was due to an additional collection day in the period, partially offset by increases in revenue, which remained as outstanding receivables at the end of the period.

At March 31, 2025, we had a working capital deficit of $548.4 million, including cash and equivalents of $111.2 million.  Our working capital deficit decreased $103.5 million from a working capital deficit of $651.9 million at December 31, 2024 including cash and equivalents of $62.4 million, due primarily to an increase in cash and cash equivalents, decreases in accounts payable and accrued liabilities driven by accrued annual management bonus compensation that was paid in the current year period and an increase in accounts receivables as a result of increases in revenue, partially offset by an increase in deferred revenue. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Revolving Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $731.4 million to $603.2 million for the three months ended March 31, 2025, from $1.335 billion for the three months ended March 31, 2024. The significant components of the decrease included the following:

1)	A decrease in cash paid for acquisitions of $776.0 million; less
2)	An increase in capital expenditures at operations owned in the comparable period of $31.0 million due to expenditures for trucks and equipment and landfill site costs, partially offset by a decrease in expenditures for land and facility improvements, containers and compactors; and
3)	An increase in capital expenditures at operations acquired during the comparable period of $11.5 million due to expenditures for trucks and equipment, landfill site costs and facility improvements.

Financing Activities Cash Flows

Net cash provided by financing activities decreased $765.1 million to $113.4 million for the three months ended March 31, 2025, from $878.5 million for the three months ended March 31, 2024. The significant components of the decrease included the following:

1)	A decrease from the net change in long-term borrowings of $760.8 million in which long-term borrowings increased $242.1 million during the three months ended March 31, 2025 and increased $1.003 billion during the three months ended March 31, 2024;
2)	A decrease from higher payments of contingent consideration of $8.8 million not included in earnings that occurred during the three months ended March 31, 2025; and
3)	A decrease from higher cash dividends paid of $7.9 million due primarily to an increase in our quarterly dividend rate for the three months ended March 31, 2025 to $0.315 per share, from $0.285 per share for the three months ended March 31, 2024; less
4)	An increase from lower payments related to the issuance of debt of $10.1 million that occurred during the three months ended March 31, 2024.

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

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis.  In October 2024, we announced that our Board of Directors increased our regular quarterly cash dividend by $0.03, from $0.285 to $0.315 per share.  Cash dividends of $81.5 million and $73.6 million were paid during the three months ended March 31, 2025 and 2024, respectively. We cannot assure as to the amounts or timing of future dividends.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures, including for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future. We made $212.5 million in capital expenditures for property and equipment during the three months ended March 31, 2025, and we expect to make total capital expenditures for property and equipment in 2025 of between approximately $1.200 billion and $1.225 billion, including $100 million to $150 million for renewable natural gas facilities.  We have funded and intend to fund the balance of our planned 2025 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Revolving Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and solid waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Revolving Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Revolving Credit Agreement or raise other capital. Our access to funds under the Revolving Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

At March 31, 2025, $2.480 billion under the revolving credit facility was outstanding under the Revolving Credit Agreement, exclusive of outstanding standby letters of credit of $56.1 million. We also had $111.9 million of letters of credit issued and outstanding at March 31, 2025 under a facility other than the Revolving Credit Agreement.  Our Revolving Credit Agreement matures on February 27, 2029.

We are a well-known seasoned issuer with an effective shelf registration statement on Form S-3 filed in October 2024, which registers an unspecified amount of debt securities, including debentures, notes or other types of debt.   In the future, we may issue debt securities under our shelf registration statement or in private placements from time to time on an opportunistic basis, based on market conditions and available pricing. Unless otherwise indicated in the relevant offering documents, we expect to use the proceeds from any such offerings for general corporate purposes, including repaying, redeeming or repurchasing debt, acquiring additional assets or businesses, capital expenditures and increasing our working capital.

At March 31, 2025, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$8,465,186	$7,657	$12,642	$4,436,703	$4,008,184
Cash interest payments	$2,693,806	$330,685	$674,521	$506,920	$1,181,680
Contingent consideration	$90,201	$47,261	$10,974	$3,224	$28,742
Operating leases	$387,949	$40,025	$99,214	$74,363	$174,347
Final capping, closure and post-closure	$2,608,423	$185,118	$247,201	$77,555	$2,098,549

____________________

Long-term debt payments include:

1)	$2.480 billion in principal payments due February 27, 2029 related to our revolving credit facility under our Revolving Credit Agreement. We may elect to draw amounts on our Revolving Credit Agreement in U.S. dollar term SOFR rate loans, U.S. dollar base rate loans, Canadian dollar term CORRA rate loans, and Canadian dollar prime rate loans. At March 31, 2025, $1.705 billion of the outstanding borrowings drawn under the revolving credit facility were in U.S. term SOFR rate loans, which bear interest at the term SOFR rate plus the applicable margin (for a total rate ranging from 5.42% to 5.43% on such date). At March 31, 2025, $20.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. base rate loans, which bear interest at the base rate plus the applicable margin (for a total rate of 7.50% on such date). At March 31, 2025, $744.3 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based CORRA rate loans, which bear interest at the term CORRA rate plus the applicable margin (for a total rate ranging from 4.02% to 4.21% on such date). At March 31, 2025, $10.4 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based prime rate loans, which bear interest at the Canadian prime rate plus the applicable prime rate margin (for a total rate of 4.95% on such date).
2)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
3)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
4)	$347.8 million in principal payments due 2029 related to our New 2029 Senior Notes. The New 2029 Senior Notes bear interest at a rate of 4.50%.
5)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
6)	$650.0 million in principal payments due 2032 related to our 2032 Senior Notes. The 2032 Senior Notes bear interest at a rate of 2.20%.
7)	$500.0 million in principal payments due 2032 related to our New 2032 Senior Notes. The New 2032 Senior Notes bear interest at a rate of 3.20%.
8)	$750.0 million in principal payments due 2033 related to our 2033 Senior Notes. The 2033 Senior Notes bear interest at a rate of 4.20%.
9)	$750.0 million in principal payments due 2034 related to our 2034 Senior Notes. The 2034 Senior Notes bear interest at a rate of 5.00%.
10)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.

11)	$850.0 million in principal payments due 2052 related to our 2052 Senior Notes. The 2052 Senior Notes bear interest at a rate of 2.95%.
12)	$29.3 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at March 31, 2025, and have maturity dates ranging from 2028 to 2044.
13)	$8.3 million in principal payments related to our financing leases. Our financing leases bear interest at rates between 1.89% and 5.07% at March 31, 2025, and have expiration dates ranging from 2026 to 2029.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Revolving Credit Agreement using the term SOFR rate plus the applicable term SOFR margin, the base rate plus the applicable base rate margin, the term CORRA rate plus the applicable margin and the Canadian prime rate plus the applicable prime rate margin at March 31, 2025. We assumed the Revolving Credit Agreement is paid off when it matures in February 2029.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the term SOFR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $75.3 million recorded as liabilities in our Condensed Consolidated Financial Statements at March 31, 2025, and $14.9 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$177,960	$125,057	$51,971	$932	$—

____________________

(1)	We are party to unconditional purchase obligations. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At March 31, 2025, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 59.1 million gallons remaining to be purchased for a total of $178.0 million. The current fuel purchase contracts expire on or before September 30, 2029. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2025, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P waste operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $2.022 billion and $2.011 billion at March 31, 2025 and December 31, 2024, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2025, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the three month periods ended March 31, 2025 and 2024, at all of our landfills during the respective period, is shown below (tons in thousands):

	Three Months Ended March 31,
	2025		2024
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	106	11,551	105	11,820
Operated landfills	7	155	7	170
	113	11,706	112	11,990

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a liquidity measure in the solid waste industry. We calculate adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment. We further adjust this calculation to exclude the effects of items management believes impact the ability to evaluate the liquidity of our business operations. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the three month periods ended March 31, 2025 and 2024, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by operating activities	$541,539	$490,309
Less: Change in book overdraft	(110)	(271)
Plus: Proceeds from disposal of assets	969	1,085
Less: Capital expenditures for property and equipment	(212,455)	(169,951)
Adjustments:
Transaction-related expenses (a)	2,392	4,976
Pre-existing Progressive Waste share-based grants (b)	16	14
Executive separation costs (c)	449	—
Tax effect (d)	(725)	(1,369)
Adjusted free cash flow	$332,075	$324,793

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.
(c)	Reflects the cash component of severance expense associated with an executive departure from 2023.
(d)	The aggregate tax effect of footnotes (a) through (c) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three month periods ended March 31, 2025 and 2024, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2025	2024
Net income attributable to Waste Connections	$241,510	$230,054
Less: Net loss attributable to noncontrolling interests	—	(927)
Plus: Income tax provision	71,467	59,413
Plus: Interest expense	80,875	78,488
Less: Interest income	(1,770)	(2,051)
Plus: Depreciation and amortization	289,949	262,981
Plus: Closure and post-closure accretion	11,874	9,405
Plus: Impairments and other operating items	6,440	354
Plus (less): Other expense (income), net	(1,872)	1,823
Adjustments:
Plus: Transaction-related expenses (a)	11,970	9,847
Plus: Fair value changes to equity awards (b)	1,770	1,286
Adjusted EBITDA	$712,213	$650,673

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as valuation measures in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three month periods ended March 31, 2025 and 2024, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended
	March 31,
	2025	2024
Reported net income attributable to Waste Connections	$241,510	$230,054
Adjustments:
Amortization of intangibles (a)	47,642	40,290
Impairments and other operating items (b)	6,440	354
Transaction-related expenses (c)	11,970	9,847
Fair value changes to equity awards (d)	1,770	1,286
Tax effect (e)	(16,212)	(13,162)
Adjusted net income attributable to Waste Connections	$293,120	$268,669

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$0.93	$0.89
Adjusted net income	$1.13	$1.04

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	The aggregate tax effect of the adjustments in footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.

INFLATION

In the current environment, we have seen inflationary pressures resulting from higher fuel, materials or labor costs in certain markets and higher resulting third-party costs in areas such as brokerage, repairs and construction.  Additionally, significant changes in trade policies, including tariffs in the U.S. or retaliatory policies in other countries, including Canada, may increase the cost of certain equipment we purchase in the U.S. and Canada.  Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs.  To the extent that there are decreases in fuel costs, in some cases, a portion of these reductions are passed through to customers in the form of lower fuel and material surcharges. We believe that, over time, we should be able to increase prices to offset many cost increases that result from inflation and any potential impact from changes in trade policies or tariffs within the ordinary course of business. However, competitive pressures or delays in the timing of rate increases under certain of our contracts may require us to absorb at least part of these cost increases, especially if cost increases exceed the average rate of inflation. Management’s estimates associated with inflation have an impact on our accounting for landfill liabilities.

SEASONALITY

Based on historic trends, excluding any impact from an economic recession, we would expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. This seasonality reflects (a) the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in Canada and the U.S. and (b) reduced E&P activity during harsh weather conditions, with expected fluctuation due to such seasonality between our highest and lowest quarters of approximately 10%. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected municipal solid waste, resulting in higher disposal costs, which are calculated primarily on a per ton basis.

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

At March 31, 2025, our derivative instruments included four interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at March 31, 2025 and December 31, 2024, of $1.680 billion and $1.364 billion, respectively, including floating rate debt under our Revolving Credit Agreement. A one percentage point increase in interest rates on our variable-rate debt at March 31, 2025 and December 31, 2024, would decrease our annual pre-tax income by approximately $16.8 million and $13.6 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At March 31, 2025, we had no fuel hedge agreements in place; however, we have entered into fixed price diesel fuel purchase contracts for the three months ended March 31, 2025 as described below.

For the year ending December 31, 2025, we expect to purchase approximately 92.2 million gallons of diesel fuel, of which 49.6 million gallons will be purchased at market prices and 42.6 million gallons will be purchased under our fixed price diesel fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the nine month period of April 1, 2025 to December 31, 2025, we expect to purchase approximately 37.2 million gallons of diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of diesel fuel over the remaining nine months in 2025 would decrease our pre-tax income during this period by approximately $3.7 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the three months ended March 31, 2025 and 2024, would have had a $5.9 million and $4.7 million impact on revenues, respectively.

We have operations in Canada and, where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating costs. However, the impact of foreign currency has not materially affected our results of operations in 2025 or 2024. A $0.01 change in the Canadian dollar to U.S. dollar exchange rate would impact our annual revenue and EBITDA by approximately $19.0 million and $9.0 million, respectively.

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

Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded as of March 31, 2025, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WASTE CONNECTIONS, INC.

Date: April 24, 2025	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
President and Chief Executive Officer

Date: April 24, 2025	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Executive Vice President and Chief Financial Officer