Form 10-Q
period 2025-06-30
Waste Connections, Inc.
filed 2025-07-24
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

(905) 532-7510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	WCN	New York Stock Exchange NYSE Texas, Inc. Toronto Stock Exchange

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of July 11, 2025: 257,466,001 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and equivalents	$110,166	$62,366
Accounts receivable, net of allowance for credit losses of $23,612 and $25,730 at June 30, 2025 and December 31, 2024, respectively	1,031,911	935,027
Prepaid expenses and other current assets	207,662	229,519
Total current assets	1,349,739	1,226,912

Restricted cash	157,305	135,807
Restricted investments	77,784	78,126
Property and equipment, net	8,380,628	8,035,929
Operating lease right-of-use assets	325,050	308,198
Goodwill	8,220,824	7,950,406
Intangible assets, net	2,062,045	1,991,619
Other assets, net	105,235	90,812
Total assets	$20,678,610	$19,817,809
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$729,886	$637,371
Book overdraft	15,024	14,628
Deferred revenue	412,417	382,501
Accrued liabilities	705,551	736,824
Current portion of operating lease liabilities	41,762	40,490
Current portion of contingent consideration	87,800	59,169
Current portion of long-term debt and notes payable	8,759	7,851
Total current liabilities	2,001,199	1,878,834

Long-term portion of debt and notes payable	8,337,178	8,072,928
Long-term portion of operating lease liabilities	279,115	272,107
Long-term portion of contingent consideration	20,272	27,993
Deferred income taxes	1,035,413	958,340
Other long-term liabilities	651,776	747,253
Total liabilities	12,324,953	11,957,455

Commitments and contingencies (Note 17)

Equity:
Common shares: 258,393,105 shares issued and 258,346,757 shares outstanding at June 30, 2025; 258,067,487 shares issued and 258,019,389 shares outstanding at December 31, 2024	3,285,689	3,283,161
Additional paid-in capital	335,939	325,928
Accumulated other comprehensive loss	(93,812)	(205,740)
Treasury shares: 46,348 and 48,098 shares at June 30, 2025 and December 31, 2024, respectively	—	—
Retained earnings	4,825,841	4,457,005
Total Waste Connections' equity	8,353,657	7,860,354
Noncontrolling interest in subsidiaries	—	—
Total equity	8,353,657	7,860,354
Total liabilities and equity	$20,678,610	$19,817,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$2,407,055	$2,248,166	$4,635,231	$4,320,819
Operating expenses:
Cost of operations	1,392,857	1,301,070	2,684,299	2,522,853
Selling, general and administrative	242,966	228,848	493,100	449,583
Depreciation	257,421	241,229	499,728	463,920
Amortization of intangibles	50,236	44,124	97,878	84,414
Impairments and other operating items	4,030	8,190	10,471	8,544
Operating income	459,545	424,705	849,755	791,505

Interest expense	(82,751)	(82,377)	(163,626)	(160,864)
Interest income	2,314	4,009	4,084	6,060
Other income, net	10,050	9,647	11,922	7,823
Income before income tax provision	389,158	355,984	702,135	644,524

Income tax provision	(98,882)	(80,584)	(170,348)	(139,996)
Net income	290,276	275,400	531,787	504,528
Plus: Net loss attributable to noncontrolling interests	—	77	—	1,003
Net income attributable to Waste Connections	$290,276	$275,477	$531,787	$505,531

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$1.12	$1.07	$2.06	$1.96
Diluted	$1.12	$1.07	$2.05	$1.96

Shares used in the per share calculations:
Basic	258,377,345	257,994,105	258,286,168	257,897,609
Diluted	258,982,647	258,565,246	258,944,234	258,523,996

Cash dividends per common share	$0.315	$0.285	$0.630	$0.570

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$290,276	$275,400	$531,787	$504,528

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(3,400)	(5,420)	(6,724)	(10,805)
Changes in fair value of interest rate swaps	118	3,820	(1,029)	13,792
Foreign currency translation adjustment	115,886	(22,643)	117,626	(79,024)
Other comprehensive income (loss), before tax	112,604	(24,243)	109,873	(76,037)
Income tax (expense) benefit related to items of other comprehensive income (loss)	870	424	2,055	(792)
Other comprehensive income (loss), net of tax	113,474	(23,819)	111,928	(76,829)
Comprehensive income	403,750	251,581	643,715	427,699
Plus: Comprehensive loss attributable to noncontrolling interests	—	77	—	1,003
Comprehensive income attributable to Waste Connections	$403,750	$251,658	$643,715	$428,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2024	258,019,389	$3,283,161	$325,928	$(205,740)	48,098	$—	$4,457,005	$—	$7,860,354
Sale of common shares held in trust	1,750	324	—	—	(1,750)	—	—	—	324
Vesting of restricted share units	343,415	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	87,964	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	888	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(170,975)	—	(28,981)	—	—	—	—	—	(28,981)
Equity-based compensation	—	—	21,403	—	—	—	—	—	21,403
Exercise of warrants	19,660	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	15,922	2,593	—	—	—	—	—	—	2,593
Cash dividends on common shares	—	—	—	—	—	—	(81,477)	—	(81,477)
Amounts reclassified into earnings, net of taxes	—	—	—	(2,443)	—	—	—	—	(2,443)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(843)	—	—	—	—	(843)
Foreign currency translation adjustment	—	—	—	1,740	—	—	—	—	1,740
Net income	—	—	—	—	—	—	241,510	—	241,510
Balances at March 31, 2025	258,318,013	3,286,078	318,350	(207,286)	46,348	—	4,617,038	—	8,014,180
Vesting of restricted share units	2,315	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(61,563)	—	(1,953)	—	—	—	—	—	(1,953)
Equity-based compensation	—	—	19,542	—	—	—	—	—	19,542
Exercise of warrants	90,092	—	—	—	—	—	—	—	—
Repurchase of common shares	(2,100)	(389)	—	—	—	—	—	—	(389)
Cash dividends on common shares	—	—	—	—	—	—	(81,473)	—	(81,473)
Amounts reclassified into earnings, net of taxes	—	—	—	(2,499)	—	—	—	—	(2,499)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	87	—	—	—	—	87
Foreign currency translation adjustment	—	—	—	115,886	—	—	—	—	115,886
Net income	—	—	—	—	—	—	290,276	—	290,276
Balances at June 30, 2025	258,346,757	$3,285,689	$335,939	$(93,812)	46,348	$—	$4,825,841	$—	$8,353,657

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

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$531,787	$504,528
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from disposal of assets, impairments and other	11,480	(1,603)
Depreciation	499,728	463,920
Amortization of intangibles	97,878	84,414
Deferred income taxes, net of acquisitions	58,292	47,592
Current period provision for expected credit losses	5,171	8,756
Amortization of debt issuance costs	4,101	5,960
Share-based compensation	41,956	40,813
Interest accretion	25,556	19,227
Payment of contingent consideration recorded in earnings	(400)	—
Adjustments to contingent consideration	30,584	(500)
Other	(2,661)	1,694
Net change in operating assets and liabilities, net of acquisitions	(123,731)	(73,114)
Net cash provided by operating activities	1,179,741	1,101,687

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(510,738)	(1,435,704)
Capital expenditures for property and equipment	(497,765)	(387,170)
Proceeds from disposal of assets	5,417	2,997
Proceeds from sale of investment in noncontrolling interests	—	37,000
Other	(16,886)	(11,227)
Net cash used in investing activities	(1,019,972)	(1,794,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,613,594	3,140,648
Principal payments on notes payable and long-term debt	(1,488,785)	(2,234,998)
Payment of contingent consideration recorded at acquisition date	(22,895)	(12,496)
Change in book overdraft	397	1,350
Payments for repurchase of common shares	(389)	—
Payments for cash dividends	(162,950)	(147,271)
Tax withholdings related to net share settlements of equity-based compensation	(30,934)	(31,264)
Debt issuance costs	(3,433)	(12,557)
Proceeds from issuance of shares under employee share purchase plan	2,593	2,183
Proceeds from sale of common shares held in trust	324	286
Other	—	(4,000)
Net cash provided by (used in) financing activities	(92,478)	701,881

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,007	(1,096)

Net increase in cash, cash equivalents and restricted cash	69,298	8,368
Cash, cash equivalents and restricted cash at beginning of period	198,173	184,038
Cash, cash equivalents and restricted cash at end of period	$267,471	$192,406

Non-cash investing and financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$117,481	$157,293
Changes in accrued capital expenditures for property and equipment	$(6,092)	$11,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three and six month periods ended June 30, 2025 and 2024. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

4.REVENUE

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, non-hazardous oil and natural gas exploration and production (“E&P”) waste treatment, recovery and disposal services and intermodal services.  The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commercial	$731,573	$656,926	$1,444,033	$1,299,785
Residential	592,225	567,383	1,163,844	1,113,594
Industrial and construction roll off	366,987	358,789	703,984	684,779
Total collection	1,690,785	1,583,098	3,311,861	3,098,158
Landfill	402,080	405,912	740,834	759,391
Transfer	381,935	350,227	701,204	652,108
Recycling	69,163	63,298	130,504	112,323
E&P	178,117	123,566	329,016	220,974
Intermodal and other	43,934	49,096	90,484	98,638
Intercompany	(358,959)	(327,031)	(668,672)	(620,773)
Total	$2,407,055	$2,248,166	$4,635,231	$4,320,819

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided. Substantially all of the deferred revenue recorded as of March 31, 2025 was recognized as revenue during the three months ended June 30, 2025 when the service was performed.

See Note 10 for additional information regarding revenue by reportable segment.

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Condensed Consolidated Balance Sheets, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company would have recognized is one year or less. The Company had $28,661 and $28,161 of deferred sales incentives at June 30, 2025 and December 31, 2024, respectively.

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

The following is a rollforward of the Company’s allowance for credit losses for the periods indicated:

	Six Months Ended June 30,
	2025	2024
Beginning balance	$25,730	$23,553
Current period provision for expected credit losses	5,171	8,756
Write-offs charged against the allowance	(11,481)	(10,903)
Recoveries collected	4,047	2,686
Impact of changes in foreign currency	145	(75)
Ending balance	$23,612	$24,017

6.LANDFILL ACCOUNTING

At June 30, 2025, the Company’s landfills consisted of 101 owned landfills, five landfills operated under life-of-site operating agreements and seven landfills operated under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $3,337,568 at June 30, 2025. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Based on remaining permitted capacity as of June 30, 2025, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 31 years.  As of June 30, 2025, the Company is seeking to expand permitted capacity at six of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 34 years.  The estimated remaining lives of the Company’s owned landfills and landfills operated under life-of-site operating agreements range from one to several hundred years, with approximately 90% of the projected annual disposal volume from landfills with remaining lives of less than 70 years.

During the six months ended June 30, 2025 and 2024, the Company expensed $126,953 and $134,304, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing “layers” for final capping, closure and post-closure liabilities is based on its long-term credit adjusted risk-free rate. The Company’s discount rate assumption for purposes of computing 2025 and 2024 “layers” for final capping, closure and post-closure obligations was 5.50% for both periods. The Company’s long-term inflation rate assumption is 2.75% for each of the years ending December 31, 2025 and 2024. The resulting final capping, closure and post-closure obligations are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the six months ended June 30, 2025 and 2024, the Company expensed $23,886 and $15,386, respectively, related to final capping, closure and post-closure accretion expense. In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2024 to June 30, 2025:

Final capping, closure and post-closure liability at December 31, 2024	$860,123
Liability adjustments	22,759
Accretion expense	23,886
Closure payments	(152,046)
Foreign currency translation adjustment	4,760
Final capping, closure and post-closure liability at June 30, 2025	$759,482

Liability adjustments of $22,759 for the six months ended June 30, 2025, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. At June 30, 2025 and December 31, 2024, the current portion of final capping, closure and post-closure liabilities, included in Accrued Liabilities on the Condensed Consolidated Balance Sheets, was $176,067 and $199,735, respectively, and the long-term portion of final capping, closure and post-closure liabilities, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets, was $583,415 and $660,388, respectively.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.  In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical.

At June 30, 2025 and December 31, 2024, $10,607 and $8,852, respectively, of the Company’s restricted cash balance and $77,620 and $77,855, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

7.ACQUISITIONS

The Company acquired 10 immaterial non-hazardous solid waste collection and recycling businesses and two immaterial E&P waste treatment and disposal businesses during the six months ended June 30, 2025.  The total transaction-related expenses incurred during the six months ended June 30, 2025 for these acquisitions were $15,943. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

The Company acquired 14 immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses and two immaterial E&P waste treatment and disposal businesses during the six months ended June 30, 2024.  The total transaction-related expenses incurred during the six months ended June 30, 2024 for these acquisitions were $17,103. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the six months ended June 30, 2025 and 2024:

	2025	2024
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$510,738	$1,435,704
Debt assumed	71,557	64,450
	582,295	1,500,154

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	18,254	64,012
Prepaid expenses and other current assets	2,435	11,435
Operating lease right-of-use assets	10,381	3,372
Property and equipment	273,661	769,720
Long-term franchise agreements and contracts	28,604	78,722
Customer lists	42,858	106,437
Permits and other intangibles	86,314	197,567
Other assets	—	1,671
Accounts payable and accrued liabilities	(10,071)	(8,343)
Current portion of operating lease liabilities	(221)	(1,775)
Deferred revenue	(3,251)	(11,839)
Contingent consideration	(10,864)	(12,012)
Long-term portion of operating lease liabilities	(1,012)	(4,652)
Other long-term liabilities	(2,250)	(54,222)
Deferred income taxes	(18,255)	—
Total identifiable net assets	416,583	1,140,093
Goodwill	$165,712	$360,061

Goodwill acquired during the six months ended June 30, 2025 and 2024, totaling $117,571 and $360,061, respectively, is expected to be deductible for tax purposes. The fair value of acquired working capital related to seven immaterial acquisitions completed during the twelve months ended June 30, 2025, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these seven acquisitions are not expected to be material to the Company’s financial position. The adjustments recorded during the six months ended June 30, 2025 relating to finalizing the acquired working capital for the immaterial acquisitions completed during the twelve months ended December 31, 2024 were not material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the six months ended June 30, 2025, was $18,687, of which $433 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the six months ended June 30, 2024, was $64,911, of which $899 was expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

8.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at June 30, 2025:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$1,128,741	$(432,374)	$—	$696,367
Customer lists	1,060,703	(747,690)	—	313,013
Permits and other	1,093,130	(181,294)	(40,784)	871,052
	3,282,574	(1,361,358)	(40,784)	1,880,432
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$3,464,187	$(1,361,358)	$(40,784)	$2,062,045

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the six months ended June 30, 2025 was 8.8 years. The weighted-average amortization period of customer lists acquired during the six months ended June 30, 2025 was 10.4 years.  The weighted-average amortization period of finite-lived permits and other acquired during the six months ended June 30, 2025 was 37.0 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2024:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$1,104,585	$(400,674)	$—	$703,911
Customer lists	1,005,355	(693,594)	—	311,761
Permits and other	999,357	(164,239)	(40,784)	794,334
	3,109,297	(1,258,507)	(40,784)	1,810,006
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$3,290,910	$(1,258,507)	$(40,784)	$1,991,619

Estimated future amortization expense for the next five years relating to finite-lived intangible assets owned as of June 30, 2025 is as follows:

For the year ending December 31, 2025	$200,421
For the year ending December 31, 2026	$178,828
For the year ending December 31, 2027	$156,177
For the year ending December 31, 2028	$138,320
For the year ending December 31, 2029	$124,608

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

9.LONG-TERM DEBT

The following table presents the Company’s long-term debt at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Revolving Credit Agreement, bearing interest ranging from 3.86% to 7.50% (a)	$1,906,421	$2,164,325
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
4.50% Senior Notes due 2029	366,500	347,500
2.60% Senior Notes due 2030	600,000	600,000
2.20% Senior Notes due 2032	650,000	650,000
3.20% Senior Notes due 2032	500,000	500,000
4.20% Senior Notes due 2033	750,000	750,000
5.00% Senior Notes due 2034	750,000	750,000
5.25% Senior Notes due 2035	500,000	—
3.05% Senior Notes due 2050	500,000	500,000
2.95% Senior Notes due 2052	850,000	850,000
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2028 to 2044 (a)	28,391	30,641
Finance leases, bearing interest ranging from 1.89% to 5.35%, with lease expiration dates ranging from 2026 to 2032 (a)	16,049	9,247
	8,417,361	8,151,713
Less – current portion	(8,759)	(7,851)
Less – unamortized debt discount and issuance costs	(71,424)	(70,934)
Long-term portion of debt and notes payable	$8,337,178	$8,072,928

____________________

(a)	Interest rates represent the interest rates at June 30, 2025.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Revolving Credit Agreement

The Company, as borrower, Bank of America, N.A., acting through its Canada Branch, as the global agent, the swing line lender and a letter of credit issuer, Bank of America, N.A., as the U.S. agent and a letter of credit issuer, and the other lenders and financial institutions from time to time party thereto (the “Lenders”) are party to that certain Revolving Credit Agreement, dated as of February 27, 2024 (as amended, restated, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement”), pursuant to which the Lenders provide loans and other credit extensions to the Company under a revolving credit facility.  Details of the Revolving Credit Agreement at June 30, 2025 and December 31, 2024 are as follows:

	June 30,	December 31,
	2025	2024
Revolver
Available	$1,033,596	$778,374
Letters of credit outstanding	$59,983	$57,301
Total amount drawn, as follows:	$1,906,421	$2,164,325
Amount drawn – U.S. Term SOFR rate loan	$900,000	$800,000
Interest rate applicable – U.S. Term SOFR rate loan	5.20%	5.65%
Amount drawn – U.S. Term SOFR rate loan	$125,000	$500,000
Interest rate applicable – U.S. Term SOFR rate loan	5.20%	5.69%
Amount drawn – U.S. Term SOFR rate loan	$—	$50,000
Interest rate applicable – U.S. Term SOFR rate loan	—%	5.46%
Amount drawn – U.S. base rate loan	$48,000	$95,000
Interest rate applicable – U.S. base rate loan	7.50%	7.50%
Amount drawn – Canadian Term CORRA loan	$751,325	$590,750
Interest rate applicable - Canadian term CORRA loan	3.86%	5.24%
Amount drawn – Canadian Term CORRA loan	$65,970	$86,875
Interest rate applicable - Canadian term CORRA loan	3.92%	4.59%
Amount drawn – Canadian prime rate loan	$16,126	$41,700
Interest rate applicable - Canadian prime rate loan	4.95%	5.45%
Commitment – rate applicable	0.08%	0.09%

In addition to the $59,983 of letters of credit at June 30, 2025 issued and outstanding under the Revolving Credit Agreement, the Company has issued and outstanding letters of credit totaling $113,606 under facilities other than the Revolving Credit Agreement.

Senior Notes

On June 4, 2025, the Company completed an underwritten public offering of $500,000 aggregate principal amount of its 5.25% Senior Notes due 2035 (the “2035 Senior Notes”). The 2035 Senior Notes were issued under an indenture, dated as of November 16, 2018 (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by a tenth supplemental indenture, dated as of June 4, 2025.

The Company will pay interest on the 2035 Senior Notes on March 1 and September 1 of each year, beginning March 1, 2026, and the 2035 Senior Notes will mature on September 1, 2035. The 2035 Senior Notes are the Company’s senior unsecured obligations, ranking equally in right of payment with its other existing and future unsubordinated debt and

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

senior to any of its future subordinated debt. The 2035 Senior Notes will not be guaranteed by any of the Company’s subsidiaries.

The Company may, prior to June 1, 2035 (three months before the maturity date) (the “2035 Senior Notes Par Call Date”), redeem some or all of the 2035 Senior Notes, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount of the 2035 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2035 Senior Notes redeemed discounted to the redemption date (assuming the 2035 Senior Notes matured on the 2035 Senior Notes Par Call Date), plus, in either case, accrued and unpaid interest thereon to the redemption date. Commencing on June 1, 2035 (three months before the maturity date), the Company may redeem some or all of the 2035 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2035 Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date.

 Under certain circumstances, the Company may become obligated to pay additional amounts (the “Additional Amounts”) with respect to the 2035 Senior Notes to ensure that the net amounts received by each holder of the 2035 Senior Notes will not be less than the amount such holder would have received if withholding taxes or deductions were not incurred on a payment under or with respect to the 2035 Senior Notes. If such payment of Additional Amounts is a result of a change in, or amendment to, any official position or the introduction of an official position regarding the application, administration or interpretation thereof (including a holding, judgment or order by a court of competent jurisdiction or a change in published administrative practice), of any jurisdiction from or through which payment is made by or on behalf of the Notes having power to tax, and the Company cannot avoid such payments of Additional Amounts through reasonable measures, then the Company may redeem the 2035 Senior Notes then outstanding at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date).

If the Company experiences certain kinds of changes of control, each holder of the 2035 Senior Notes may require the Company to purchase all or a portion of the 2035 Senior Notes for cash at a price equal to 101% of the aggregate principal amount of such 2035 Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the purchase date.

The covenants in the Indenture include limitations on liens, sale-leaseback transactions and mergers and sales of all or substantially all of the Company’s assets. The Indenture also includes customary events of default with respect to the 2035 Senior Notes.

Upon an event of default, the principal of and accrued and unpaid interest on all the 2035 Senior Notes may be declared to be due and payable by the Trustee or the holders of not less than 25% in principal amount of the outstanding 2035 Senior Notes. Upon such a declaration, such principal and accrued interest on all of the 2035 Senior Notes will be due and payable immediately. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, the principal (or such specified amount) of and accrued and unpaid interest, if any, on all outstanding 2035 Senior Notes will become and be immediately due and payable without any declaration or other act on the part of the Trustee or any holder of the 2035 Senior Notes. Under certain circumstances, the holders of a majority in principal amount of the outstanding 2035 Senior Notes may rescind any such acceleration with respect to the 2035 Senior Notes and its consequences.

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

For the six months ended June 30, 2025, the Company managed its operations through the following six geographic solid waste operating segments: Southern, Western, Eastern, Central, Canada and MidSouth. The Company’s six geographic solid waste operating segments comprise its reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Certain corporate or regional overhead expense allocations may affect comparability of the segment information presented herein on a period-over-period basis.

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

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2025 and 2024, is shown in the following tables:

Three Months Ended
June 30, 2025	Southern	Western	Eastern	Central	Canada	MidSouth	Corporate (a), (f)	Consolidated
Revenue	$538,921	$528,792	$533,259	$451,998	$378,712	$334,332	$—	$2,766,014
Intercompany revenue (b)	(61,976)	(67,127)	(91,046)	(49,911)	(35,296)	(53,603)	—	(358,959)
Reported revenue	476,945	461,665	442,213	402,087	343,416	280,729	—	2,407,055

Segment expenses (c)	(322,638)	(333,696)	(327,873)	(258,667)	(187,477)	(202,239)	(3,233)	(1,635,823)

Segment EBITDA (d)	154,307	127,969	114,340	143,420	155,939	78,490	(3,233)	771,232
Segment EBITDA margin	32.4%	27.7%	25.9%	35.7%	45.4%	28.0%		32.0%

Depreciation and amortization	(60,892)	(53,370)	(59,725)	(44,603)	(48,883)	(37,537)	(2,647)	(307,657)
Other segment items (e)	(1,844)	3,533	(2,114)	(461)	(824)	(169)	(72,538)	(74,417)

Income before income tax provision								$389,158

Capital expenditures	$60,583	$44,561	$49,071	$48,095	$36,410	$31,190	$15,400	$285,310
Total assets (g)	$4,268,552	$3,491,149	$3,702,434	$2,874,475	$3,793,960	$2,022,400	$525,640	$20,678,610

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Three Months Ended
June 30, 2024	Southern	Western	Eastern	Central	Canada	MidSouth	Corporate (a), (f)	Consolidated
Revenue	$498,817	$512,169	$463,751	$433,495	$351,198	$315,767	$—	$2,575,197
Intercompany revenue (b)	(59,542)	(58,205)	(77,648)	(47,454)	(31,988)	(52,194)	—	(327,031)
Reported revenue	439,275	453,964	386,103	386,041	319,210	263,573	—	2,248,166

Segment expenses (c)	(300,751)	(319,530)	(283,026)	(247,231)	(183,062)	(188,840)	(7,478)	(1,529,918)

Segment EBITDA (d)	138,524	134,434	103,077	138,810	136,148	74,733	(7,478)	718,248
Segment EBITDA margin	31.5%	29.6%	26.7%	36.0%	42.7%	28.4%		31.9%

Depreciation and amortization	(48,848)	(53,263)	(56,970)	(43,050)	(47,084)	(35,786)	(352)	(285,353)
Other segment items (e)	(4,142)	713	(2,333)	(116)	68	(153)	(70,948)	(76,911)

Income before income tax provision								$355,984

Capital expenditures	$43,342	$39,556	$46,052	$39,406	$21,903	$20,287	$6,673	$217,219
Total assets (g)	$3,518,936	$3,562,124	$3,269,160	$2,804,858	$3,727,512	$2,001,788	$417,148	$19,301,526

Six Months Ended
June 30, 2025	Southern	Western	Eastern	Central	Canada	MidSouth	Corporate (a), (f)	Consolidated
Revenue	$1,046,589	$1,028,493	$1,013,791	$866,984	$711,244	$636,802	$—	$5,303,903
Intercompany revenue (b)	(116,242)	(128,426)	(168,308)	(91,514)	(65,097)	(99,085)	—	(668,672)
Reported revenue	930,347	900,067	845,483	775,470	646,147	537,717	—	4,635,231

Segment expenses (c)	(627,340)	(659,752)	(628,048)	(500,341)	(354,637)	(390,308)	(16,973)	(3,177,399)

Segment EBITDA (d)	303,007	240,315	217,435	275,129	291,510	147,409	(16,973)	1,457,832
Segment EBITDA margin	32.6%	26.7%	25.7%	35.5%	45.1%	27.4%		31.5%

Depreciation and amortization	(116,752)	(105,369)	(115,927)	(87,030)	(94,707)	(72,708)	(5,113)	(597,606)
Other segment items (e)	(7,097)	3,724	(3,956)	(603)	(725)	(569)	(148,865)	(158,091)

Income before income tax provision								$702,135

Capital expenditures	$93,036	$78,855	$88,789	$94,067	$68,159	$51,347	$23,512	$497,765
Total assets (g)	$4,268,552	$3,491,149	$3,702,434	$2,874,475	$3,793,960	$2,022,400	$525,640	$20,678,610

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Six Months Ended
June 30, 2024	Southern	Western	Eastern	Central	Canada	MidSouth	Corporate (a), (f)	Consolidated
Revenue	$972,771	$988,872	$895,721	$836,581	$658,543	$589,104	$—	$4,941,592
Intercompany revenue (b)	(114,549)	(112,660)	(149,555)	(89,613)	(58,972)	(95,424)	—	(620,773)
Reported revenue	858,222	876,212	746,166	746,968	599,571	493,680	—	4,320,819

Segment expenses (c)	(591,286)	(628,728)	(548,072)	(482,236)	(342,062)	(361,441)	(18,611)	(2,972,436)

Segment EBITDA (d)	266,936	247,484	198,094	264,732	257,509	132,239	(18,611)	1,348,383
Segment EBITDA margin	31.1%	28.2%	26.5%	35.4%	42.9%	26.8%		31.2%

Depreciation and amortization	(93,555)	(104,484)	(110,517)	(83,837)	(86,194)	(65,675)	(4,072)	(548,334)
Other segment items (e)	(4,680)	(701)	(2,696)	687	112	(92)	(148,155)	(155,525)

Income before income tax provision								$644,524

Capital expenditures	$69,308	$76,599	$85,094	$68,848	$40,570	$37,014	$9,737	$387,170
Total assets (g)	$3,518,936	$3,562,124	$3,269,160	$2,804,858	$3,727,512	$2,001,788	$417,148	$19,301,526

____________________

(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA of the Company’s Corporate segment for the periods presented.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	Segment expenses consist of all expenses that directly impact the CODM's primary financial measure, segment EBITDA. These expenses include cost of operations and selling, general, and administrative expenses as presented in the Company’s Condensed Consolidated Statements of Net Income.
(d)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.
(e)	For all geographic operating segments, other segment items consist of gains and losses on: disposal of assets, disposal of operations, litigation settlements, environmental remediation, real estate leases, landfill closure adjustments, contingent liability adjustments, impairments, foreign currency gains/losses and interest income.
(f)	Corporate assets include cash, debt issuance costs, equity investments, operating lease right-of-use assets and corporate facility leasehold improvements and equipment.
(g)	Goodwill is included within total assets for each of the Company’s six operating segments.

The following tables show changes in goodwill during the six months ended June 30, 2025 and 2024, by reportable segment:

	Southern	Western	Eastern	Central	Canada	MidSouth	Total
Balance as of December 31, 2024	$1,577,114	$864,602	$1,735,584	$1,010,574	$1,913,091	$849,441	$7,950,406
Goodwill acquired	98,790	—	43,431	12,162	12,891	—	167,274
Goodwill acquisition adjustments	—	(1,237)	—	—	—	(325)	(1,562)
Impact of changes in foreign currency	—	—	—	—	104,706	—	104,706
Balance as of June 30, 2025	$1,675,904	$863,365	$1,779,015	$1,022,736	$2,030,688	$849,116	$8,220,824

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

	Southern	Western	Eastern	Central	Canada	MidSouth	Total
Balance as of December 31, 2023	$1,559,703	$779,455	$1,587,491	$1,008,500	$1,723,068	$746,183	$7,404,400
Goodwill acquired	6,370	64,184	34,586	485	152,777	101,659	360,061
Impact of changes in foreign currency	—	—	—	—	(59,742)	—	(59,742)
Balance as of June 30, 2024	$1,566,073	$843,639	$1,622,077	$1,008,985	$1,816,103	$847,842	$7,704,719

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Revolving Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at June 30, 2025 were specifically designated to the Revolving Credit Agreement and accounted for as cash flow hedges.

At June 30, 2025, the Company’s derivative instruments included four interest rate swap agreements as follows:

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

The fair values of derivative instruments designated as cash flow hedges at June 30, 2025, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$5,478	Accrued liabilities	$—
	Other assets, net	698
Total derivatives designated as cash flow hedges		$6,176		$—

____________________

(a)Represents the estimated amount of the existing unrealized gains on interest rate swaps at June 30, 2025 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

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

The following tables summarize the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three and six months ended June 30, 2025 and 2024:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2025	2024		2025	2024
Interest rate swaps	$87	$2,808	Interest expense	$(2,499)	$(3,984)

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024		2025	2024
Interest rate swaps	$(756)	$10,137	Interest expense	$(4,942)	$(7,942)

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

12.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of June 30, 2025 and December 31, 2024, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of June 30, 2025 and December 31, 2024, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of June 30, 2025 and December 31, 2024, are as follows:

	Carrying Value at		Fair Value (a) at
	June 30,	December 31,	June 30,	December 31,
	2025	2024	2025	2024
4.25% Senior Notes due 2028	$500,000	$500,000	$501,850	$488,500
3.50% Senior Notes due 2029	$500,000	$500,000	$489,100	$471,450
4.50% Senior Notes due 2029	$366,500	$347,500	$380,901	$359,168
2.60% Senior Notes due 2030	$600,000	$600,000	$558,540	$536,220
2.20% Senior Notes due 2032	$650,000	$650,000	$561,730	$535,275
3.20% Senior Notes due 2032	$500,000	$500,000	$457,200	$437,150
4.20% Senior Notes due 2033	$750,000	$750,000	$726,450	$696,300
5.00% Senior Notes due 2034	$750,000	$750,000	$758,250	$731,625
5.25% Senior Notes due 2035	$500,000	$—	$511,600	$—
3.05% Senior Notes due 2050	$500,000	$500,000	$330,250	$321,700
2.95% Senior Notes due 2052	$850,000	$850,000	$543,405	$528,955

____________________

(a)	Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value inputs include third-party calculations of the market interest rate of notes with similar ratings in similar industries over the remaining note terms.

For details on the fair value of the Company’s interest rate swaps, restricted cash and investments and contingent consideration, refer to Note 14.

13.NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$290,276	$275,477	$531,787	$505,531
Denominator:
Basic shares outstanding	258,377,345	257,994,105	258,286,168	257,897,609
Dilutive effect of equity-based awards	605,302	571,141	658,066	626,387
Diluted shares outstanding	258,982,647	258,565,246	258,944,234	258,523,996

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At June 30, 2025 and December 31, 2024, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash is valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash measured at fair value is invested primarily in money market accounts and bank time deposits. The Company’s restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted investments measured at fair value are invested primarily in U.S. government securities, agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024, were as follows:

	Fair Value Measurement at June 30, 2025 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$6,176	$—	$6,176	$—
Restricted cash	$157,305	$157,305	$—	$—
Restricted investments	$78,209	$—	$78,209	$—
Contingent consideration	$(108,072)	$—	$—	$(108,072)

	Fair Value Measurement at December 31, 2024 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$13,929	$—	$13,929	$—
Restricted cash	$135,807	$135,807	$—	$—
Restricted investments	$77,900	$—	$77,900	$—
Contingent consideration	$(87,162)	$—	$—	$(87,162)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Beginning balance	$87,162	$115,030
Contingent consideration recorded at acquisition date	10,864	12,012
Payment of contingent consideration recorded at acquisition date	(22,895)	(12,496)
Payment of contingent consideration recorded in earnings	(400)	—
Adjustments to contingent consideration	30,584	(500)
Interest accretion expense	1,741	4,013
Foreign currency translation adjustment	1,016	—
Ending balance	$108,072	$118,059

15.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30, 2025
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(3,400)	$901	$(2,499)
Changes in fair value of interest rate swaps	118	(31)	87
Foreign currency translation adjustment	115,886	—	115,886
	$112,604	$870	$113,474

	Three Months Ended June 30, 2024
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(5,420)	$1,436	$(3,984)
Changes in fair value of interest rate swaps	3,820	(1,012)	2,808
Foreign currency translation adjustment	(22,643)	—	(22,643)
	$(24,243)	$424	$(23,819)

	Six Months Ended June 30, 2025
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(6,724)	$1,782	$(4,942)
Changes in fair value of interest rate swaps	(1,029)	273	(756)
Foreign currency translation adjustment	117,626	—	117,626
	$109,873	$2,055	$111,928

	Six Months Ended June 30, 2024
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(10,805)	$2,863	$(7,942)
Changes in fair value of interest rate swaps	13,792	(3,655)	10,137
Foreign currency translation adjustment	(79,024)	—	(79,024)
	$(76,037)	$(792)	$(76,829)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

A rollforward of the amounts included in AOCIL, net of taxes, for the six months ended June 30, 2025 and 2024, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2024	$10,237	$(215,977)	$(205,740)
Amounts reclassified into earnings	(4,942)	—	(4,942)
Changes in fair value	(756)	—	(756)
Foreign currency translation adjustment	—	117,626	117,626
Balance at June 30, 2025	$4,539	$(98,351)	$(93,812)

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2023	$16,749	$(26,575)	$(9,826)
Amounts reclassified into earnings	(7,942)	—	(7,942)
Changes in fair value	10,137	—	10,137
Foreign currency translation adjustment	—	(79,024)	(79,024)
Balance at June 30, 2024	$18,944	$(105,599)	$(86,655)

See Note 11 for further discussion on the Company’s derivative instruments.

16.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the six-month period ended June 30, 2025, is presented below:

Unvested Shares
Outstanding at December 31, 2024	912,560
Granted	354,453
Forfeited	(22,113)
Vested and issued	(345,730)
Outstanding at June 30, 2025	899,170

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the six-month period ended June 30, 2025 was $185.67.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At June 30, 2025 and 2024, the Company had 29,092 and 29,980 vested deferred RSUs outstanding, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the six-month period ended June 30, 2025, is presented below:

Unvested Shares
Outstanding at December 31, 2024	219,143
Granted	80,104
Vested and issued	(87,964)
Outstanding at June 30, 2025	211,283

During the six months ended June 30, 2025, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2027. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the six-month period ended June 30, 2025 was $176.19.

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the six-month period ended June 30, 2025, is presented below:

Vested Shares
Outstanding at December 31, 2024	20,418
Granted	2,485
Outstanding at June 30, 2025	22,903

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the six-month period ended June 30, 2025 was $189.04.

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting or other distribution events. A summary of activity related to Progressive Waste RSUs during the six-month period ended June 30, 2025, is presented below:

Outstanding at December 31, 2024	45,466
Cash settled	(1,750)
Outstanding at June 30, 2025	43,716

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Employee Share Purchase Plan

On May 15, 2020, the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). Under the ESPP, qualified employees may elect to have payroll deductions withheld from their eligible compensation on each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period, provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the Toronto Stock Exchange (the “TSX”) over the final five trading days of such offering period. The maximum number of shares that may be issued under the ESPP is 1,000,000.  Under the ESPP, employees purchased 15,922 of the Company’s common shares for $2,593 during the six months ended June 30, 2025.  Under the ESPP, employees purchased 15,407 of the Company’s common shares for $2,183 during the six months ended June 30, 2024.

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

For the six months ended June 30, 2025, the Company repurchased 2,100 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $389.  For the six months ended June 30, 2024, the Company did not repurchase any common shares pursuant to the NCIB in effect during that period.  As of June 30, 2025, the maximum number of shares available for repurchase under the current NCIB was 12,899,881.

Cash Dividend

In October 2024, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.03, from $0.285 to $0.315 per Company common share. Cash dividends of $162,950 and $147,271 were paid during the six months ended June 30, 2025 and 2024, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of June 30, 2025, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

In July and August 2018, four separate lawsuits seeking class action status were filed against LRLC and certain other Company subsidiaries, the Parish, and Aptim Corporation in Louisiana state court, and subsequently removed to the United States District Court for the Eastern District of Louisiana, before Judge Susie Morgan in New Orleans. The court later consolidated the claims of the putative class action plaintiffs (the “Ictech-Bendeck” action). Beginning in December 2018, a series of 11 substantively identical mass actions were filed in Louisiana state court against LRLC and certain other Company subsidiaries, the Parish, and Aptim Corporation. The claims of the mass action plaintiffs were removed to and consolidated in federal court in the Eastern District of Louisiana, also before Judge Susie Morgan (the “Addison” action). On August 10, 2024, the Company’s subsidiaries and the Addison plaintiffs reached an agreement in principle to settle the Addison plaintiffs’ claims against the Company in an amount not material to the Company’s financial statements; the Parish and Aptim Corporation also reached agreements in principle to settle the Addison action.  On June 13, 2025, the Company’s subsidiaries and the Addison plaintiffs executed the settlement agreement, and on July 2, 2025, the court entered an order dismissing the Addison action with prejudice.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The Ictech-Bendeck class plaintiffs asserted claims for damages from odors allegedly emanating from the JP Landfill. The consolidated putative class action complaint alleged that the JP Landfill released “noxious odors” into the plaintiffs’ properties and the surrounding community and asserted a range of liability theories—nuisance, negligence (since dismissed), and strict liability—against all defendants. The Ictech-Bendeck plaintiffs sought unspecified damages.

The court held an eight-day trial on general causation during early 2022. In November 2022, the court issued a 45-page decision on the general causation trial. The court concluded that all putative class plaintiffs established general causation—specifically that emissions and gases from the JP Landfill were capable of causing certain damages alleged by the plaintiffs. The court limited the time period for damages, to between July 2017 and December 2019, and the types of alleged injuries for which the plaintiffs are able to seek damages, to headaches, nausea, vomiting, loss of appetite, sleep disruption, dizziness, fatigue, anxiety and worry, a decrease in quality of life, and loss of enjoyment or use of property.

After the general causation decision, extensive discovery occurred in 2023 and 2024. On May 15, 2024, the Ictech-Bendeck plaintiffs filed an amended motion for class certification, which the defendants opposed.  Plaintiffs described the putative class as residents of the Parish suffering an injury as a result of exposure to odors from the JP Landfill between July 1, 2017 and December 31, 2019, in five proposed geographic sub-classes encompassing residents within a delineated area of the Parish that extended roughly five miles from the JP Landfill to the north and east. Counsel for the putative class asked the court to certify a class on liability and allocation issues and that specific causation be left for individual determinations after a class trial.

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

After the completion of briefing and an evidentiary hearing on the Ictech-Bendeck class certification motion against the Company defendants and Aptim Corporation, on March 27, 2025, the court denied the motion for class certification. On May 8, 2025, the Ictech-Bendeck plaintiffs amended their complaint to proceed with the claims of five individual plaintiffs.   On July 11, 2025, the Court issued a scheduling order setting deadlines through December 26, 2025 for fact and expert discovery, and setting a 10-day jury trial to begin on March 2, 2026. On July 16, 2025, the Company and counsel for the Ictech-Bendeck plaintiffs reached an agreement in principle to settle the plaintiffs’ claims against the Company in an amount not material to the Company’s financial statements, and after the parties notified the court, on July 18, 2025, the court entered an order dismissing the Ictech-Bendeck action without prejudice pending consummation of the settlement agreements.

On June 3, 2025, counsel for the Ictech-Bendeck plaintiffs filed a new mass action on behalf of approximately 1,600 plaintiffs in state court against LRLC, certain other Company subsidiaries, and Aptim Corporation (the “Crossman” action). The case is assigned to Judge Jacqueline F. Maloney in the 24th Judicial District Court in Jefferson Parish. The Crossman complaint asserts claims for damages from odors allegedly emanating from the JP Landfill from July 1, 2017 through December 31, 2019. The petition seeks unspecified damages, but stipulates that no individual plaintiff’s damages exceed $74.999, and waives the right to recover in excess of that amount per plaintiff.

At this time, the Company is not able to determine the likelihood of any outcome regarding the claims of the individual plaintiffs in the Crossman action, including the allocation of any potential liability among the Company defendants, the Parish, and Aptim Corporation.

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

On January 12, 2018, CCL filed an appeal of the alleged violations in the NOV.  Subsequently, CCL filed additional legal arguments and exhibits contesting the NOV.  On March 6, 2018, a DRP employee designated as hearing officer sustained the NOV, including the $11,600 B&T fee, and imposed an administrative penalty in the amount of $83 and a noncompliance fee of $0.75. A written decision memorializing the hearing officer’s findings and order was issued on July 10, 2018.  On April 13, 2018, CCL filed in the Superior Court of California, County of Los Angeles, a Petition for Writ of Administrative Mandamus against the County seeking to overturn the decision sustaining the NOV, contending that the NOV and decision are not supported by the facts or law.  On July 17, 2018, the court granted CCL leave to pay the $11,600 B&T fee and to amend its Complaint in the CUP lawsuit to reflect the payment under protest, allowing the challenge to the B&T fee under the Mitigation Fee Act to proceed in the CUP lawsuit.  CCL paid the B&T fee under protest on August 10, 2018, and also paid on that date the administrative penalty of $83 and the noncompliance fee of $0.75. The court indicated that the NOV case would be coordinated with the CUP lawsuit.  On October 11, 2022, CCL and the County entered into a settlement agreement, described above under paragraph A.  However, as described above, CCL has now closed the CC Landfill for the acceptance of waste as of December 31, 2024, and CCL’s remaining claims have been set for trial. On May 8, 2025, CCL and the County appeared before the Superior Court for a status conference and order to show cause, and the Superior Court dismissed the case without prejudice, subject to CCL’s right to seek reinitiation of its claims based on the status of the settlement agreement described in paragraph A. At this time, the Company is not able to determine the likelihood of any outcome in this matter.

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

Since May 2023, CCL has received approximately 350 NOVs for alleged violations of SCAQMD Rule 402. CCL has also received 21 additional NOVs from SCAQMD alleging violations of the Stipulated Order for Abatement, the California Health & Safety Code, other SCAQMD rules, and CCL’s Title V permit.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

On August 15, 2023, SCAQMD petitioned its Hearing Board for an Order for Abatement in Hearing Board Case No. 6177-4 to address the Rule 402 NOVs issued by SCAQMD inspectors as a result of the ETLF event. SCAQMD and CCL negotiated a Stipulated Order for Abatement (the “Stipulated Order”), which was issued by the Hearing Board on September 6, 2023. Modifications to the Stipulated Order were approved by the Hearing Board after hearings on January 16 and 17, March 21, April 24, August 17, 20, and 27, and November 13, 2024, April 16, 2025, and June 4, 17, and 24, 2025. The modified Stipulated Order contains 101 conditions. The next status and modification hearing is scheduled for October 29 and November 12, 2025.

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

On April 1, 2025, CCL received a third SOV from DTSC. The SOV alleges violations of California’s hazardous waste control laws and their implementing regulations related to three loads of leachate which allegedly failed to comply with landfill disposal restriction requirements and for allegedly failing to minimize the possibility of a release of hazardous waste or hazardous waste constituents. CCL has submitted a full response to this SOV.

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

There are approximately 9,700 total plaintiffs in these civil lawsuits as of July 23, 2025, which includes some from cases filed but not yet served, and the Company expects additional complaints and plaintiffs in the future.

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

The additional cases include: Suggs et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed February 2, 2024, removed to U.S.D.C. C.D. Cal. March 25, 2024); Siryani et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed March 27, 2024, removed to U.S.D.C. C.D. Cal. on April 29, 2024); Adams Evans et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed April 15, 2014, removed to U.S.D.C. C.D. Cal. on July 5, 2024); Aleksanyan et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed May 20, 2024);  Jolene Acosta et al., v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed May 29, 2024, removed to U.S.D.C. C.D. Cal. on July 12, 2024); Quaiden Fenstermaker et. al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed May 29, 2024, removed to U.S.D.C. C.D. Cal. on July 13, 2024); Briana Mejia et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed May 29, 2024, removed to U.S.D.C. C.D. Cal. on July 15, 2024); Araiza et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed June 3, 2024); Melineh Gasparians et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed June 10, 2024; removed to U.S.D.C. C.D. Cal. on September 4, 2024); Claudia Rivera et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed June 14, 2024, removed to U.S.D.C. C.D. Cal. on July 22, 2024); Alejandra Suarez et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed June 20, 2024; removed to U.S.D.C. C.D. Cal. on July 29, 2024) ;  Geon Hwang, et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed July 8, 2024); Anabel Austin, et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed July 9, 2024; removed to U.S.D.C. C.D. Cal. on August 16, 2024); Isabell Dolores Palomino et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed July 12, 2024); Stephanie Audish et al. v. Chiquita Canyon, LLC (Los Angeles Superior Court; filed July 16, 2024); Scott Benjamin Siegal et. al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed July 16, 2024); Alina Hakopyan et al. v. Chiquita Canyon, LLC (Los Angeles Superior Court; filed August 6, 2024); Kaiden Alim et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed September 27, 2024); Nicholas Difatta et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed October 5, 2024); Jane Chun-Won Yang et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed on November 19, 2024); K.E. et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed on November 22, 2024); Maria Magdalena Alanis, et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed January 6, 2025); Grace Lara et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed February 10, 2025); Babken Egoian et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal., filed March 31, 2025); Kiwi Chang et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed February 24, 2025, transferred to Judge Frimpong but not yet consolidated); Molina et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-05352, filed June 10, 2025, transferred to Judge Frimpong but not yet consolidated); and Mietzner et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-06061, filed July 2, 2025 but not yet transferred to Judge Frimpong or consolidated).  One law firm filed 359

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

individual cases in Los Angeles Superior Court, which the Company related and consolidated to that firm’s first filed case, Serieddine et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed January 8, 2024), and removed the cases en masse as In re Serieddine. In re Serieddine was consolidated with In re Chiquita Landfill Litigation.

Four cases have been filed, but not yet served: Fernando Perez et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed December 30, 2024); Nancy Mariel Aguilar et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed January 27, 2025); Lara Ojeda et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed March 6, 2025); and Sterling Gateway, L.P. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-06328 filed July 10, 2025).

The Company is continuing to vigorously defend itself in these lawsuits; however, at this time, the Company is not able to determine the likelihood of any outcome regarding the underlying claims.

County of Los Angeles Litigation

Based upon the same facts alleged in the above-referenced “Chiquita Canyon Landfill Civil Litigation,” on December 17 2024, Los Angeles County filed a complaint in the U.S. District Court, Central District of California, No. 2:24-cv-10819-RGK-PD, against Chiquita Canyon, LLC, Chiquita Canyon, Inc. and Waste Connections US, Inc. titled The People of the State of California and The County of Los Angeles v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal, filed December 17, 2024).  This case has been assigned to Judge Frimpong, the same judge overseeing In Re Chiquita Landfill Litigation and is now consolidated with the mass tort for discovery purposes.  The Company filed a motion to dismiss on February 19, 2025 and that motion was heard on May 29, 2025. The Court denied the motion to dismiss on May 30, 2025.

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

On May 29, 2025, the County filed a motion for a preliminary injunction, seeking the creation of at least a $20,000 abatement fund to relocate 938 residents from Val Verde and Castaic and/or for home hardening expenses. The County bases that request on numerous declarations, SCAQMD complaint data, SCAQMD NOVs, and a voluntary online odor survey hosted by the Los Angeles Department of Public Health. An evidentiary hearing on the preliminary injunction was held on July 14 and 15, and the hearing on the motion was held on July 17, 2025. The parties are awaiting a decision on the motion.

The Company is continuing to vigorously defend itself in this matter; however, at this time, the Company is not able to determine the likelihood of any outcome regarding the underlying claims.

18.SUBSEQUENT EVENTS

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025 and the Company continues to evaluate the impact on its financial position. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

On July 22, 2025, the Company’s Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of its NCIB.  The renewal is expected to commence following the conclusion of the Company’s current NCIB expiring August 11, 2025.  Subject to receipt of regulatory approval, the Company anticipates that it will be authorized to make purchases during the period of August 12, 2025 to August 11, 2026 or until such earlier time as the NCIB is completed or terminated at the Company’s option.

On July 23, 2025, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.315 per Company common share. The dividend will be paid on August 21, 2025, to shareholders of record on the close of business on August 6, 2025.

Subsequent to June 30, 2025 and through the date the accompanying condensed financial statements were issued, the Company repurchased 1,297,239 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $240,225.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We make statements in this Quarterly Report on Form 10-Q that are forward-looking in nature.  These include:

●	Statements regarding our landfills, including capacity, duration, special projects, demand for and pricing of recyclables, estimated closure and post-closure liabilities, landfill alternatives and related capital expenditures, operating expenses, leachate and the ETLF event at the Chiquita Canyon Landfill;
●	Discussion of competition, loss of contracts, price increases and additional exclusive and/or long-term collection service arrangements;
●	Forecasts of cash flows necessary for operations and free cash flow to reduce leverage as well as our ability to draw on our credit facility and access the capital markets to refinance or expand;
●	Statements regarding our ability to access capital resources or credit markets;
●	Plans for, and the amount of, certain capital expenditures for our existing and newly acquired properties and equipment and the funding thereof;
●	Statements regarding fuel, oil and natural gas demand, prices, and price volatility;
●	Assessments of regulatory developments and potential changes in environmental, health, safety and tax laws and regulations; and
●	Other statements on a variety of topics such as inflation, the impacts of trade policies or tariffs, general economic conditions, credit risk of customers, seasonality, labor/pension costs and labor union activity, employee retention costs, operational and safety risks, acquisitions and their contribution to the Company’s strategy, dividends, share repurchases, litigation developments and results, goodwill impairments, insurance costs and cybersecurity threats.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Revenues	$2,407,055	100.0%	$2,248,166	100.0%	$4,635,231	100.0%	$4,320,819	100.0%
Cost of operations	1,392,857	57.9	1,301,070	57.9	2,684,299	57.9	2,522,853	58.4
Selling, general and administrative	242,966	10.1	228,848	10.2	493,100	10.7	449,583	10.4
Depreciation	257,421	10.7	241,229	10.7	499,728	10.8	463,920	10.7
Amortization of intangibles	50,236	2.1	44,124	2.0	97,878	2.1	84,414	2.0
Impairments and other operating items	4,030	0.1	8,190	0.4	10,471	0.2	8,544	0.2
Operating income	459,545	19.1	424,705	18.8	849,755	18.3	791,505	18.3

Interest expense	(82,751)	(3.4)	(82,377)	(3.6)	(163,626)	(3.5)	(160,864)	(3.7)
Interest income	2,314	0.1	4,009	0.2	4,084	0.1	6,060	0.1
Other income, net	10,050	0.4	9,647	0.4	11,922	0.3	7,823	0.2
Income tax provision	(98,882)	(4.1)	(80,584)	(3.6)	(170,348)	(3.7)	(139,996)	(3.2)
Net income	290,276	12.1	275,400	12.2	531,787	11.5	504,528	11.7
Net loss attributable to noncontrolling interests	—	—	77	0.0	—	—	1,003	0.0
Net income attributable to Waste Connections	$290,276	12.1%	$275,477	12.2%	$531,787	11.5%	$505,531	11.7%

Revenues.  Total revenues increased $158.9 million, or 7.1%, to $2.407 billion for the three months ended June 30, 2025, from $2.248 billion for the three months ended June 30, 2024.  Total revenues increased $314.4 million, or 7.3%, to $4.635 billion for the six months ended June 30, 2025, from $4.321 billion for the six months ended June 30, 2024.

Acquisitions closed during, or subsequent to, the three and six months ended June 30, 2024, increased revenues by $115.0 million and $246.0 million, respectively, for the three and six months ended June 30, 2025.

Operations that were divested during, or subsequent to, the three and six months ended June 30, 2024, decreased revenues by $2.1 million and $3.8 million, respectively, for the three and six months ended June 30, 2025.

The impact of operations that were closed during, or subsequent to, the three and six months ended June 30, 2024, decreased revenues by $17.6 million and $34.9 million, respectively, for the three and six months ended June 30, 2025.

During the three months ended June 30, 2025, the net increase in prices charged to our customers at our existing operations was $132.8 million, consisting of $136.9 million of core price increases and decreases in surcharges of $4.1 million. During the six months ended June 30, 2025, the net increase in prices charged to our customers at our existing operations was $262.3 million, consisting of $270.1 million of core price increases and decreases in surcharges of $7.8 million.

During the three and six months ended June 30, 2025, we recognized volume losses totaling $56.2 million and $122.1 million, respectively, resulting from a decrease in roll off volumes, lower post-collection volumes in our Eastern and Central segments, lower residential collection volumes due primarily to the purposeful shedding of certain low-margin municipal contracts and lower commercial revenues.

E&P waste revenues at facilities owned during the three and six months ended June 30, 2025 increased $2.8 million and $3.2 million, respectively, due to nominal increases in overall activity levels in certain basins in our Canada segment.

Revenues from sales of recyclable commodities at facilities owned during the three and six months ended June 30, 2025 and 2024 decreased $7.0 million and $9.0 million, respectively. The decreases were primarily attributable to lower prices for old corrugated cardboard, partially offset by an increase in volumes and an increase in the prices of certain grades of metal and plastic as compared to the prior periods.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $3.5 million and $20.2 million for the three and six months ended June 30, 2025, respectively. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7228 and 0.7308 for the three months ended June 30, 2025 and 2024, respectively. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7104 and 0.7356 for the six months ended June 30, 2025 and 2024, respectively.

Other revenues decreased $5.3 million during the three months ended June 30, 2025, due primarily to a $4.5 million decrease in landfill gas revenues on lower values of renewable energy credits and a $2.1 million decrease in intermodal revenues, partially offset by a $1.3 million increase in other non-core revenue sources. Other revenues decreased $7.1 million during the six months ended June 30, 2025, due primarily to a $4.9 million decrease in landfill gas revenues on lower values for renewable energy credits and a $2.7 million decrease in intermodal revenues, partially offset by a $0.5 million increase in other non-core revenue sources.

Cost of Operations.  Total cost of operations increased $91.8 million, or 7.1%, to $1.393 billion for the three months ended June 30, 2025, from $1.301 billion for the three months ended June 30, 2024. The increase was primarily the result of $55.5 million of additional operating costs from acquisitions closed during, or subsequent to, the three months ended June 30, 2024, and an increase in operating costs at our existing operations of $39.9 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $1.8 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $1.8 million from operations divested during, or subsequent to, the three months ended June 30, 2024.

The increase in operating costs of $39.9 million, assuming foreign currency parity, at our existing operations for the three months ended June 30, 2025, consisted of higher labor and recurring incentive compensation expenses of $17.7 million, an increase in risk management expenses of $6.9 million, higher trucking costs of $6.4 million, an increase in post-closure liability interest accretion expense of $4.9 million, an increase in benefits costs of $4.9 million, an increase in disposal costs of $2.5 million and a net increase of other expenses of $2.2 million, partially offset by a decrease in fuel expense of $5.6 million due to diesel prices.

Total cost of operations increased $161.4 million, or 6.4%, to $2.684 billion for the six months ended June 30, 2025, from $2.523 billion for the six months ended June 30, 2024. The increase was primarily the result of $122.8 million of additional operating costs from acquisitions closed during, or subsequent to, the six months ended June 30, 2024, and an increase in operating costs at our existing operations of $51.2 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $9.8 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $2.8 million from operations divested during, or subsequent to, the six months ended June 30, 2024.

The increase in operating costs of $51.2 million, assuming foreign currency parity, at our existing operations for the six months ended June 30, 2025, consisted of higher labor and recurring incentive compensation expenses of $26.8 million, an increase in risk management expenses of $14.3 million, an increase in post-closure liability interest accretion expense of $7.7 million, higher trucking costs of $7.7 million and an increase in benefits costs of $6.5 million, partially offset by a decrease in fuel expense of $9.8 million due to diesel prices and a net decrease of other expenses of $2.0 million.

Cost of operations as a percentage of revenues remained flat at 57.9% for the three months ended June 30, 2025 and the three months ended June 30, 2024.  Cost of operations as a percentage of revenues was impacted by price-led revenue growth, a 0.4 percentage point decrease due to the impact of acquisitions having lower operating costs as a percentage of revenue as compared to existing operations and a 0.4 percentage point decrease in fuel costs due to diesel prices, partially offset by a 0.3 percentage point increase in labor and benefits costs, a 0.2 percentage point increase due to higher risk management costs and a 0.3 percentage point increase due to higher costs associated with other expenses.

Cost of operations as a percentage of revenues decreased 0.5 percentage points to 57.9% for the six months ended June 30, 2025, from 58.4% for the six months ended June 30, 2024. The decrease as a percentage of revenues was primarily driven by the impact of price-led revenue growth, a 0.4 percentage point decrease due to the impact of acquisitions having lower operating costs as a percentage of revenue as compared to existing operations, a 0.3 percentage point decrease in fuel costs due to diesel prices, a 0.2 percentage point decrease in truck, container, equipment and facility maintenance and repair expenses and a 0.2 percentage point decrease in disposal costs as a result of increased internalization in certain markets, partially offset by a 0.3 percentage point increase due to higher risk management costs  and a 0.3 percentage point increase in labor and benefits costs.

SG&A.  SG&A expenses increased $14.1 million, or 6.2%, to $243.0 million for the three months ended June 30, 2025, from $228.9 million for the three months ended June 30, 2024. The increase was comprised of $7.3 million from acquisitions closed during, or subsequent to, the three months ended June 30, 2024 and an increase of $7.2 million, assuming foreign currency parity, at our existing operations, partially offset by a decrease of $0.4 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in SG&A expenses at our existing operations of $7.2 million, assuming foreign currency parity, for the three months ended June 30, 2025, was comprised of higher administrative payroll expenses of $5.2 million, a collective increase in travel expenses and charitable contributions of $2.6 million, an increase in deferred compensation costs of $2.3 million due to an increase in the market value of investments held to fund our deferred compensation liability, an increase in professional fees of $2.1 million and an increase in incentive compensation expense of $1.7 million, partially offset by a decrease in direct acquisition expenses of $3.3 million, decreased expenses for uncollectible accounts receivable of $3.3 million and $0.1 million of other net expense decreases.

SG&A expenses increased $43.5 million, or 9.7%, to $493.1 million for the six months ended June 30, 2025, from $449.6 million for the six months ended June 30, 2024. The increase was comprised of an increase of $28.4 million, assuming foreign currency parity, at our existing operations and $17.1 million from acquisitions closed during, or subsequent to, the six months ended June 30, 2024, partially offset by a decrease of $2.0 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in SG&A expenses at our existing operations of $28.4 million, assuming foreign currency parity, for the six months ended June 30, 2025, was comprised of higher administrative payroll expenses of $13.6 million, an increase in professional fees of $8.4 million, an increase in incentive compensation expense of $5.8 million, a collective increase in travel and meetings expenses and charitable contributions of $4.3 million and $1.2 million of other net expense increases, partially offset by decreased expenses for uncollectible accounts receivable of $4.9 million.

SG&A expenses as a percentage of revenues decreased 0.1 percentage point to 10.1% for the three months ended June 30, 2025, from 10.2% for the three months ended June 30, 2024. The decrease as a percentage of revenues was primarily driven by a 0.2 percentage point decrease due to the impact of acquisitions having lower operating costs as a percentage of revenue as compared to existing operations, partially offset by a 0.1 percentage point increase in administrative payroll expenses as a percentage of revenue.

SG&A expenses as a percentage of revenues increased 0.3 percentage points to 10.7% for the six months ended June 30, 2025, from 10.4% for the six months ended June 30, 2024. The increase as a percentage of revenues was primarily driven by a 0.3 percentage point increase in administrative payroll and incentive compensation expenses and a 0.2 percentage point increase in professional fees, partially offset by a 0.2 percentage point decrease in SG&A expenses from acquisitions closed during, or subsequent to, the six months ended June 30, 2024.

Depreciation.  Depreciation expense increased $16.2 million, or 6.7%, to $257.4 million for the three months ended June 30, 2025, from $241.2 million for the three months ended June 30, 2024. The increase was comprised of an increase in depreciation and depletion expense of $12.0 million from acquisitions closed during, or subsequent to, the three months ended June 30, 2024, and an increase in depreciation expense of $9.5 million from the impact of additions to our fleet and equipment purchased to support our existing operations, partially offset by a decrease of $4.7 million in depletion expense, a decrease of $0.4 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $0.2 million from operations divested during, or subsequent to, the three months ended June 30, 2024.

Depreciation expense increased $35.8 million, or 7.7%, to $499.7 million for the six months ended June 30, 2025, from $463.9 million for the six months ended June 30, 2024. The increase was comprised of an increase in depreciation and depletion expense of $28.3 million from acquisitions closed during, or subsequent to, the six months ended June 30, 2024, and an increase in depreciation expense of $20.5 million from the impact of additions to our fleet and equipment purchased to support our existing operations, partially offset by a decrease of $10.3 million in depletion expense, a decrease of $2.3 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $0.4 million from operations divested during, or subsequent to, the six months ended June 30, 2024.

Depreciation expense as a percentage of revenues remained flat at 10.7% for the three months ended June 30, 2025 and the three months ended June 30, 2024. Depreciation expense as a percentage of revenues increased 0.1 percentage point to 10.8% for the six months ended June 30, 2025, from 10.7% for the six months ended June 30, 2024. For both comparable periods, depreciation expense as a percentage of revenue was impacted by capital expenditures to support our existing operations and acquisitions closed during, or subsequent to, the three and six months ended June 30, 2024 having higher depreciation expense as a percentage of revenue than our company average, partially offset by the impact of decreased depletion expenses as a result of lower landfill volumes.

Amortization of Intangibles.  Amortization of intangibles expense increased $6.1 million, or 13.9%, to $50.2 million for the three months ended June 30, 2025, from $44.1 million for the three months ended June 30, 2024. The increase was the result of $9.5 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended June 30, 2024, partially offset by a decrease of $3.3 million from certain intangible assets becoming fully amortized subsequent to June 30, 2024 and a decrease of $0.1 million due to a lower average foreign currency exchange rate in effect during the current period.

Amortization of intangibles expense increased $13.5 million, or 15.9%, to $97.9 million for the six months ended June 30, 2025, from $84.4 million for the six months ended June 30, 2024. The increase was the result of $21.2 million from intangible assets acquired in acquisitions closed during, or subsequent to, the six months ended June 30, 2024, partially offset by a decrease of $7.1 million from certain intangible assets becoming fully amortized subsequent to June 30, 2024 and a decrease of $0.6 million due to a lower average foreign currency exchange rate in effect during the current period.

Amortization of intangibles expense as a percentage of revenues increased 0.1 percentage points to 2.1% for the three and six months ended June 30, 2025, from 2.0% for the three and six months ended June 30, 2024. The increases as a percentage of revenues were primarily attributable to acquisitions closed during, or subsequent to, the three and six months ended June 30, 2024 having higher amortization expense as a percentage of revenue than our company average, partially offset by price-driven revenue increases in our solid waste services.

Impairments and Other Operating Items.  Impairments and other operating items decreased $4.2 million, to net losses totaling $4.0 million for the three months ended June 30, 2025, from net losses totaling $8.2 million for the three months ended June 30, 2024.

The net losses of $4.0 million recorded during the three months ended June 30, 2025 consisted of net losses of $1.7 million on the disposal of property and equipment, $1.0 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date, net losses of $1.0 million from damages to an operating facility and other net losses of $0.3 million.

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

Impairments and other operating items increased $2.0 million, to net losses totaling $10.5 million for the six months ended June 30, 2025, from net losses totaling $8.5 million for the six months ended June 30, 2024.

The net losses of $10.5 million recorded during the six months ended June 30, 2025 consisted of $4.5 million of net losses from operations divested during the current period, net losses of $2.5 million on the disposal of property and equipment, $1.7 million of charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date, losses of $1.3 million on the disposal of an investment and other net losses of $0.5 million.

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

Operating Income.  Operating income increased $34.8 million, or 8.2%, to $459.5 million for the three months ended June 30, 2025, from $424.7 million for the three months ended June 30, 2024. Operating income increased $58.3 million, or 7.4%, to $849.8 million for the six months ended June 30, 2025, from $791.5 million for the six months ended June 30, 2024.

The increases in our operating income for both the three and six months ended June 30, 2025 were due primarily to price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the three and six months ended June 30, 2024, and lower fuel costs due to diesel prices, partially offset by increased risk management, labor and benefits costs.

Operating income as a percentage of revenues increased 0.3 percentage points to 19.1% for the three months ended June 30, 2025, from 18.8% for the three months ended June 30, 2024.  The increase as a percentage of revenues was comprised of a 0.3 percentage point decrease in impairments and other operating items and a 0.1 percentage point decrease in selling, general and administrative expenses, partially offset by a 0.1 percentage point increase in amortization expense.

Operating income as a percentage of revenues remained flat at 18.3% for the six months ended June 30, 2025 and the six months ended June 30, 2024. Operating income as a percentage of revenues was impacted by a 0.3 percentage point increase in selling, general and administrative expenses, a 0.1 percentage point increase in depreciation expense and a 0.1 percentage point increase in amortization expense, partially offset by a 0.5 percentage point decrease in cost of operations.

Interest Expense.  Interest expense increased $0.4 million, or 0.5%, to $82.8 million for the three months ended June 30, 2025, from $82.4 million for the three months ended June 30, 2024. The increase was primarily attributable to an increase of $3.3 million from the issuance of CAD $500.0 million of senior unsecured notes in the prior period, an increase of $3.1 million due to an increase in the average borrowings outstanding under our credit facilities during the three months ended June 30, 2025 and an increase of $2.0 million from the issuance of $500.0 million of senior unsecured notes during the three months ended June 30, 2025, partially offset by a decrease of $6.6 million from lower interest rates on borrowings outstanding during the comparable periods and $1.4 million of other net expense decreases.

Interest expense increased $2.7 million, or 1.7%, to $163.6 million for the six months ended June 30, 2025, from $160.9 million for the six months ended June 30, 2024. The increase was primarily attributable to an increase of $7.2 million from the issuance of CAD $500.0 million of senior unsecured notes and an increase of $5.3 million from the issuance of $750.0 million of senior unsecured notes in the prior period, an increase of $2.5 million due to higher average borrowings outstanding under our credit facilities during the six months ended June 30, 2025 and an increase of $2.0 million from the issuance of $500.0 million of senior unsecured notes during the six months ended June 30, 2025, partially offset by a decrease of $12.3 million from lower interest rates on borrowings outstanding during the comparable periods and $2.0 million of other net expense decreases.

Interest Income.  Interest income decreased $1.7 million, or 42.3%, to $2.3 million for the three months ended June 30, 2025, from $4.0 million for the three months ended June 30, 2024. Interest income decreased $2.0 million, or 32.6%, to $4.1 million for the six months ended June 30, 2025, from $6.1 million for the six months ended June 30, 2024.  The decreases were primarily attributable to lower average investment rates in the current periods.

Other Income, Net.  Other income, net increased $0.5 million to an income total of $10.1 million for the three months ended June 30, 2025, from an income total of $9.6 million for the three months ended June 30, 2024.

Other income of $10.1 million recorded during the three months ended June 30, 2025 consisted of $3.7 million from a vendor rebate and the reimbursement of expenditures, $2.9 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations, $2.1 million from a decrease in the average foreign currency exchange rate in effect during the comparable reporting period and $1.4 million of income from other sources.

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

Other income, net increased $4.1 million to an income total of $11.9 million for the six months ended June 30, 2025, from an income total of $7.8 million for the six months ended June 30, 2024.

Other income of $11.9 million recorded during the six months ended June 30, 2025 consisted of $3.9 million of gains from a decrease in the average foreign currency exchange rate in effect during the comparable reporting period, $3.7 million from a vendor rebate and the reimbursement of expenditures, $2.5 million from proceeds on insurance claims, $1.4 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations and $0.4 million of income from other sources.

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

Income Tax Provision.  Income taxes increased $18.3 million, to $98.9 million for the three months ended June 30, 2025, from $80.6 million for the three months ended June 30, 2024. Our effective tax rate for the three months ended June 30, 2025 was 25.4%. Our effective tax rate for the three months ended June 30, 2024 was 22.6%. Income taxes increased $30.4 million, to $170.4 million for the six months ended June 30, 2025, from $140.0 million for the six months ended June 30, 2024. Our effective tax rate for the six months ended June 30, 2025 was 24.3%. Our effective tax rate for the six months ended June 30, 2024 was 21.7%.

The income tax provision for the three and six months ended June 30, 2025 included a benefit of $0.2 million and $4.8 million, respectively, from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commercial	$731,573	$656,926	$1,444,033	$1,299,785
Residential	592,225	567,383	1,163,844	1,113,594
Industrial and construction roll off	366,987	358,789	703,984	684,779
Total collection	1,690,785	1,583,098	3,311,861	3,098,158
Landfill	402,080	405,912	740,834	759,391
Transfer	381,935	350,227	701,204	652,108
Recycling	69,163	63,298	130,504	112,323
E&P	178,117	123,566	329,016	220,974
Intermodal and other	43,934	49,096	90,484	98,638
Intercompany	(358,959)	(327,031)	(668,672)	(620,773)
Total	$2,407,055	$2,248,166	$4,635,231	$4,320,819

For the six months ended June 30, 2025, we managed our operations through the following six geographic solid waste operating segments: Southern, Western, Eastern, Central, Canada and MidSouth. Our six geographic solid waste operating segments comprise our reportable segments.  Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Certain corporate or regional overhead expense allocations may affect comparability of the segment information presented herein on a period-over-period basis.

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

Three Months Ended		Segment		EBITDA
June 30, 2025	Revenue	Expenses	EBITDA (b)	Margin
Southern	$476,945	$322,638	$154,307	32.4%
Western	461,665	333,696	127,969	27.7%
Eastern	442,213	327,873	114,340	25.9%
Central	402,087	258,667	143,420	35.7%
Canada	343,416	187,477	155,939	45.4%
MidSouth	280,729	202,239	78,490	28.0%
Corporate(a)	—	3,233	(3,233)	—
	$2,407,055	$1,635,823	$771,232	32.0%

Three Months Ended		Segment		EBITDA
June 30, 2024	Revenue	Expenses	EBITDA (b)	Margin
Southern	$439,275	$300,751	$138,524	31.5%
Western	453,964	319,530	134,434	29.6%
Eastern	386,103	283,026	103,077	26.7%
Central	386,041	247,231	138,810	36.0%
Canada	319,210	183,062	136,148	42.7%
MidSouth	263,573	188,840	74,733	28.4%
Corporate(a)	—	7,478	(7,478)	—
	$2,248,166	$1,529,918	$718,248	31.9%

Six Months Ended		Segment		EBITDA
June 30, 2025	Revenue	Expenses	EBITDA	Margin
Southern	$930,347	$627,340	$303,007	32.6%
Western	900,067	659,752	240,315	26.7%
Eastern	845,483	628,048	217,435	25.7%
Central	775,470	500,341	275,129	35.5%
Canada	646,147	354,637	291,510	45.1%
MidSouth	537,717	390,308	147,409	27.4%
Corporate(a)	—	16,973	(16,973)	—
	$4,635,231	$3,177,399	$1,457,832	31.5%

Six Months Ended		Segment		EBITDA
June 30, 2024	Revenue	Expenses	EBITDA	Margin
Southern	858,222	$591,286	$266,936	31.1%
Western	876,212	628,728	247,484	28.2%
Eastern	746,166	548,072	198,094	26.5%
Central	746,968	482,236	264,732	35.4%
Canada	599,571	342,062	257,509	42.9%
MidSouth	493,680	361,441	132,239	26.8%
Corporate(a)	—	18,611	(18,611)	—
	$4,320,819	$2,972,436	$1,348,383	31.2%

____________________

(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA for our Corporate segment for the periods presented.
(b)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in our most recent Annual Report on Form 10-K.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 10 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue, segment expenses and EBITDA for our reportable segments for the three and six month periods ended June 30, 2025, compared to the three and six month periods ended June 30, 2024, are discussed below.

Southern

Revenue increased $37.6 million to $476.9 million for the three months ended June 30, 2025, from $439.3 million for the three months ended June 30, 2024. Revenue increased $72.1 million to $930.3 million for the six months ended June 30, 2025, from $858.2 million for the six months ended June 30, 2024. The increases for the three and six months ended June 30, 2025 were due to contributions from acquisitions and price increases, partially offset by a decrease in roll off volumes, lower E&P waste revenues attributable to decreases in drilling and production activity, lower commercial collection revenues and lower residential collection volumes due to the purposeful non-renewal of certain contracts.

Segment expenses increased $21.8 million to $322.6 million for the three months ended June 30, 2025, from $300.8 million for the three months ended June 30, 2024. Segment expenses increased $36.0 million to $627.3 million for the six months ended June 30, 2025, from $591.3 million for the six months ended June 30, 2024. The increases to segment expenses for the three and six months ended June 30, 2025 were due to an increase in expenses from acquisitions closed during the comparable periods, an increase in allocated corporate overhead, higher risk management costs, higher labor costs and an increase in landfill monitoring and maintenance costs, partially offset by lower fuel costs due to diesel prices, a decrease in expenses from operations divested during the current period and lower disposal expense.

EBITDA increased $15.8 million to $154.3 million, or a 32.4% EBITDA margin for the three months ended June 30, 2025, from $138.5 million, or a 31.5% EBITDA margin for the three months ended June 30, 2024. EBITDA increased $36.1 million to $303.0 million, or a 32.6% EBITDA margin for the six months ended June 30, 2025, from $266.9 million, or a 31.1% EBITDA margin for the six months ended June 30, 2024. The increases in our EBITDA margin for the three and six months ended June 30, 2025 were due to price-led increases in revenue, the impact of acquisitions having higher EBITDA margins than our segment average, purposeful non-renewal of certain residential contracts with lower EBITDA margins than our segment average, lower fuel costs due to diesel prices and a decrease in truck, container, equipment and facility maintenance and repair expenses, partially offset by higher risk management costs, higher allocated corporate overhead and increased landfill monitoring and maintenance costs.

Western

Revenue increased $7.7 million to $461.7 million for the three months ended June 30, 2025, from $454.0 million for the three months ended June 30, 2024. Revenue increased $23.9 million to $900.1 million for the six months ended June 30, 2025, from $876.2 million for the six months ended June 30, 2024. The increases for the three and six months ended June 30, 2025 were due to price increases, contributions from acquisitions and increases in residential and commercial collection volumes, partially offset by a decrease from an operation closed subsequent to the prior period, a decline in intermodal revenues and lower recyclable commodity revenues due to a decrease in commodity values.

Segment expenses increased $14.2 million to $333.7 million for the three months ended June 30, 2025, from $319.5 million for the three months ended June 30, 2024. Segment expenses increased $31.1 million to $659.8 million for the six months ended June 30, 2025, from $628.7 million for the six months ended June 30, 2024. The increases to segment expenses for the three and six months ended June 30, 2025 were due to an increase in expenses from acquisitions closed during the comparable periods, increased labor and benefits costs, an increase in allocated corporate overhead, increased operating costs associated with higher collection volumes and higher risk management expenses, partially offset by a decrease from an operation closed subsequent to the prior period and lower landfill monitoring and maintenance costs.

EBITDA decreased $6.4 million to $128.0 million, or a 27.7% EBITDA margin for the three months ended June 30, 2025, from $134.4 million, or a 29.6% EBITDA margin for the three months ended June 30, 2024. EBITDA decreased $7.2 million to $240.3 million, or a 26.7% EBITDA margin for the six months ended June 30, 2025, from $247.5 million, or a 28.2% EBITDA margin for the six months ended June 30, 2024. The decreases in our EBITDA margin for the three and six months ended June 30, 2025 were due to an operation closed subsequent to the prior period, an increase in allocated overhead expenses and higher risk management costs, partially offset by price-led increases in revenue, a decrease in landfill monitoring and maintenance costs, lower fuel costs due to diesel prices and decreased expenses for uncollectible accounts receivable.

Eastern

Revenue increased $56.1 million to $442.2 million for the three months ended June 30, 2025, from $386.1 million for the three months ended June 30, 2024. Revenue increased $99.3 million to $845.5 million for the six months ended June 30, 2025, from $746.2 million for the six months ended June 30, 2024. The increases for the three and six months ended June 30, 2025 were due to contributions from acquisitions and price increases, partially offset by decreases in hauling and post-collection volumes and a decrease in recyclable commodity revenues as compared to the prior period.

Segment expenses increased $44.9 million to $327.9 million for the three months ended June 30, 2025, from $283.0 million for the three months ended June 30, 2024. Segment expenses increased $79.9 million to $628.0 million for the six months ended June 30, 2025, from $548.1 million for the six months ended June 30, 2024. The increases to segment expenses for the three and six months ended June 30, 2025 were due to an increase in expenses from acquisitions closed during the comparable periods, increases in allocated corporate overhead, an increase in labor costs, higher risk management expenses and an increase in truck, container, equipment and facility maintenance and repair expenses, partially offset by lower fuel costs due to diesel prices, a decrease in landfill monitoring and maintenance costs and decreased trucking costs due to lower transfer volumes.

EBITDA increased $11.2 million to $114.3 million, or a 25.9% EBITDA margin for the three months ended June 30, 2025, from $103.1 million, or a 26.7% EBITDA margin for the three months ended June 30, 2024. EBITDA increased $19.3 million to $217.4 million, or a 25.7% EBITDA margin for the six months ended June 30, 2025, from $198.1 million, or a 26.5% EBITDA margin for the six months ended June 30, 2024. The decreases in our EBITDA margin for the three and six months ended June 30, 2025 were due primarily to higher allocated corporate overhead, higher risk management expenses, higher labor costs and an increase in truck, container, equipment and facility maintenance and repair expenses, partially offset by price-led revenue growth, lower fuel costs due to diesel prices and the impact of acquisitions having higher EBITDA margins than our segment average.

Central

Revenue increased $16.1 million to $402.1 million for the three months ended June 30, 2025, from $386.0 million for the three months ended June 30, 2024. Revenue increased $28.5 million to $775.5 million for the six months ended June 30, 2025, from $747.0 million for the six months ended June 30, 2024. The increases for the three and six months ended June 30, 2025 were due to price increases and contributions from acquisitions, partially offset by lower hauling and post-collection volumes and a decrease in recyclable commodity revenues.

Segment expenses increased $11.5 million to $258.7 million for the three months ended June 30, 2025, from $247.2 million for the three months ended June 30, 2024. Segment expenses increased $18.1 million to $500.3 million for the six months ended June 30, 2025, from $482.2 million for the six months ended June 30, 2024. The increases to segment expenses for the three and six months ended June 30, 2025 were due to an increase in labor and benefits expenses, higher risk management costs, an increase in allocated corporate overhead, higher disposal expense and an increase in travel and meeting expenses.

EBITDA increased $4.6 million to $143.4 million, or a 35.7% EBITDA margin for the three months ended June 30, 2025, from $138.8 million, or a 36.0% EBITDA margin for the three months ended June 30, 2024. EBITDA increased $10.4 million to $275.1 million, or a 35.5% EBITDA margin for the six months ended June 30, 2025, from $264.7 million, or a 35.4% EBITDA margin for the six months ended June 30, 2024. The decrease in our EBITDA margin for the three months ended June 30, 2025 was due to higher risk management costs and an increase in allocated corporate overhead, partially offset by price-led revenue growth, lower fuel costs due to diesel prices and decreased expenses for uncollectible accounts receivable. The increase in our EBITDA margin for the six months ended June 30, 2025 was due to price-led revenue growth and lower fuel costs due to diesel prices, partially offset by higher allocated corporate overhead and higher risk management costs.

Canada

Revenue increased $24.2 million to $343.4 million for the three months ended June 30, 2025, from $319.2 million for the three months ended June 30, 2024. Revenue increased $46.6 million to $646.1 million for the six months ended June 30, 2025, from $599.6 million for the six months ended June 30, 2024. The increases for the three and six months ended June 30, 2025 were due to contributions from acquisitions, price increases and higher E&P waste revenues attributable to an increase in volumes, partially offset by a decrease in commercial and residential collection volumes, lower landfill gas sales primarily from lower renewable energy credits and a decrease in recyclable commodity revenues.

Segment expenses increased $4.4 million to $187.5 million for the three months ended June 30, 2025, from $183.1 million for the three months ended June 30, 2024. Segment expenses increased $12.5 million to $354.6 million for the six months ended June 30, 2025, from $342.1 million for the six months ended June 30, 2024. The increases to segment expenses for the three and six months ended June 30, 2025 were due to an increase in expenses from acquisitions closed during the comparable periods, higher labor and benefits costs, increased trucking costs and higher taxes associated with incremental E&P volume, partially offset by lower risk management expenses and a decrease in truck, container, equipment and facility maintenance and repair expenses.

EBITDA increased $19.8 million to $155.9 million, or a 45.4% EBITDA margin for the three months ended June 30, 2025, from $136.1 million, or a 42.7% EBITDA margin for the three months ended June 30, 2024. EBITDA increased $34.0 million to $291.5 million, or a 45.1% EBITDA margin for the six months ended June 30, 2025, from $257.5 million, or a 42.9% EBITDA margin for the six months ended June 30, 2024. The increases in our EBITDA margin for the three and six months ended June 30, 2025 were due to price-led increases in revenue, the impact of acquisitions having higher EBITDA margins than our segment average, lower risk management expenses, lower fuel costs due to diesel prices and a decrease in landfill monitoring and maintenance costs, partially offset by the impact of lower landfill gas revenues and increased expenses for uncollectible accounts receivable.

MidSouth

Revenue increased $17.1 million to $280.7 million for the three months ended June 30, 2025, from $263.6 million for the three months ended June 30, 2024. Revenue increased $44.0 million to $537.7 million for the six months ended June 30, 2025, from $493.7 million for the six months ended June 30, 2024. The increases for the three and six months ended June 30, 2025 were due to contributions from acquisitions, price increases and an increase in recyclable commodity revenues due to an increase in recycling volumes, partially offset by a decrease in roll off and residential collection volumes.

Segment expenses increased $13.4 million to $202.2 million for the three months ended June 30, 2025, from $188.8 million for the three months ended June 30, 2024. Segment expenses increased $28.9 million to $390.3 million for the six months ended June 30, 2025, from $361.4 million for the six months ended June 30, 2024. The increases to segment expenses for the three and six months ended June 30, 2025 were due to an increase in expenses from acquisitions closed during the comparable periods, higher labor and benefits expenses, increases in allocated corporate overhead, an increase in landfill monitoring and maintenance costs and higher risk management costs, partially offset by lower fuel costs due to diesel prices and a decrease in trucking costs.

EBITDA increased $3.8 million to $78.5 million, or a 28.0% EBITDA margin for the three months ended June 30, 2025, from $74.7 million, or a 28.4% EBITDA margin for the three months ended June 30, 2024. EBITDA increased $15.2 million to $147.4 million, or a 27.4% EBITDA margin for the six months ended June 30, 2025, from $132.2 million, or a 26.8% EBITDA margin for the six months ended June 30, 2024. The decrease in our EBITDA margin for the three months ended June 30, 2025 was due primarily to an increase in landfill monitoring and maintenance costs, higher risk management costs and an increase in allocated corporate overhead, partially offset by lower fuel costs due to diesel prices and price-led revenue growth. The increase in our EBITDA margin for the six months ended June 30, 2025 was due primarily to price-led revenue growth, lower fuel costs due to diesel prices and a decrease in truck, container, equipment and facility maintenance and repair expenses, partially offset by an increase in landfill monitoring and maintenance costs, higher risk management costs and an increase in allocated corporate overhead.

Corporate

Segment expenses decreased $4.3 million to $3.2 million for the three months ended June 30, 2025, from $7.5 million for the three months ended June 30, 2024. Segment expenses decreased $1.6 million to $17.0 million for the six months ended June 30, 2025, from $18.6 million for the six months ended June 30, 2024. The decreases to segment expenses for the three and six months ended June 30, 2025 were due to increased allocation of costs to our operating segments and a decrease in deal costs associated with acquisitions closed during the comparable periods, partially offset by increased professional fees, higher incentive compensation costs and higher administrative payroll costs to support continued growth in the business. EBITDA decreased $4.2 million and $1.6 million for the three and six months ended June 30, 2025, respectively, as compared to the prior periods, due to the increase in segment expenses.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth cash flow information for the six months ended June 30, 2025 and 2024 (in thousands of U.S. dollars):

	Six Months Ended
	June 30,
	2025	2024
Net cash provided by operating activities	$1,179,741	$1,101,687
Net cash used in investing activities	(1,019,972)	(1,794,104)
Net cash provided by (used in) financing activities	(92,478)	701,881
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,007	(1,096)
Net increase in cash, cash equivalents and restricted cash	69,298	8,368
Cash, cash equivalents and restricted cash at beginning of period	198,173	184,038
Cash, cash equivalents and restricted cash at end of period	$267,471	$192,406

Operating Activities Cash Flows

Net cash provided by operating activities increased $78.1 million to $1.180 billion for the six months ended June 30, 2025, from net cash provided by operating activities of $1.102 billion for the six months ended June 30, 2024.  The significant components of the increase included the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $127.8 million from an increase in net income, excluding depreciation, adjustments to and payments of contingent consideration, amortization of intangibles, loss on disposal of assets and impairments, interest accretion, adjustments to closure and post-closure liabilities and share-based compensation, due primarily to price increases, operating income generated from acquisitions closed during, or subsequent to, the six months ended June 30, 2024, and lower fuel costs due to diesel prices, partially offset by increased risk management, labor and benefits costs.
2)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was favorably impacted by $36.2 million from accounts payable and accrued liabilities as changes in accounts payable and accrued liabilities resulted in an increase to operating cash flows of $75.9 million for the six months ended June 30, 2025, compared to an increase to operating cash flows of $39.7 million for the six months ended June 30, 2024. The increase for the six months ended June 30, 2025 was due primarily to outstanding obligations to vendors and an increase in accrued payroll. The increase for the six months ended June 30, 2024 was due primarily to an increase in accrued insurance costs and an increase in accrued interest due to the timing of interest payments, partially offset by outstanding obligations to vendors and accrued annual management bonus compensation as of December 31, 2023 that were paid in the prior year period.
3)	Deferred revenue — Our increase in net cash provided by operating activities was favorably impacted by $15.0 million from deferred revenue as changes in deferred revenue resulted in an increase to operating cash flows of $24.7 million for the six months ended June 30, 2025, compared to an increase to operating cash flows of $9.7 million for the six months ended June 30, 2024. For both comparative periods, deferred revenue increased due to price increases on our advanced billed residential and commercial collection services.
4)	Closure and post-closure expenditures — Our increase in net cash provided by operating activities was unfavorably impacted by $67.4 million from an increase in payments for closure and post-closure activities as changes in expenditures for these items resulted in a decrease to operating cash flows of $151.9 million for the six months ended June 30, 2025 as compared to a decrease to operating cash flows of $84.5 million for the six months ended June 30, 2024.
5)	Accounts receivable — Our increase in net cash provided by operating activities was unfavorably impacted by $20.3 million from accounts receivable as changes in accounts receivable resulted in a decrease to operating cash flows of $74.3 million for the six months ended June 30, 2025, compared to a decrease to operating cash flows of $54.0 million for the six months ended June 30, 2024. The decrease for the six months ended June 30, 2025 was driven by higher revenues, which remained as outstanding receivables at the end of the period, partially offset by improved receivables turnover from collection efforts. The decrease for the six months ended June 30, 2024 was due to increases in revenue, which remained as outstanding receivables at June 30,2024.

At June 30, 2025, we had a working capital deficit of $651.5 million, including cash and equivalents of $110.2 million.  Our working capital deficit decreased $0.4 million from a working capital deficit of $651.9 million at December 31, 2024 including cash and equivalents of $62.4 million, due primarily to an increase in cash and cash equivalents, an increase in outstanding receivables driven by higher revenues and a decrease in accrued liabilities related to payments for closure and post-closure activities, partially offset by increases in accounts payable from an increase in outstanding obligations to vendors and an increase in accrued payroll, an increase in deferred revenue and adjustments to contingent consideration. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Revolving Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $774.1 million to $1.020 billion for the six months ended June 30, 2025, from $1.794 billion for the six months ended June 30, 2024. The significant components of the decrease included the following:

1)	A decrease in cash paid for acquisitions of $925.0 million; less
2)	An increase in capital expenditures at operations owned in the comparable period of $90.1 million due to ongoing projects, expenditures for trucks and equipment and landfill site costs, partially offset by a decrease in expenditures for containers and compactors, land and facility improvements;
3)	An increase of $37.0 million from proceeds from the sale of investment in noncontrolling interests in the prior period; and
4)	An increase in capital expenditures at operations acquired during the comparable period of $20.5 million due to expenditures for facility improvements, landfill site costs and trucks and equipment.

Financing Activities Cash Flows

Net cash used in financing activities was $92.5 million for the six months ended June 30, 2025, compared to net cash provided by financing activities of $701.9 million for the six months ended June 30, 2024, representing a decrease of $794.4 million. The significant components of the decrease included the following:

1)	A decrease from the net change in long-term borrowings of $780.6 million in which long-term borrowings increased $126.6 million during the six months ended June 30, 2025 and increased $907.2 million during the six months ended June 30, 2024;
2)	A decrease from higher cash dividends paid of $15.7 million due primarily to an increase in our quarterly dividend rate for the six months ended June 30, 2025 to $0.315 per share, from $0.285 per share for the six months ended June 30, 2024;
3)	A decrease from higher payments of contingent consideration of $10.4 million not included in earnings that occurred during the six months ended June 30, 2025; less
4)	An increase from lower payments related to the issuance of debt of $9.1 million that occurred during the six months ended June 30, 2024.

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

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis.  In October 2024, we announced that our Board of Directors increased our regular quarterly cash dividend by $0.03, from $0.285 to $0.315 per share.  Cash dividends of $163.0 million and $147.3 million were paid during the six months ended June 30, 2025 and 2024, respectively. We cannot assure as to the amounts or timing of future dividends.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures, including for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future. We made $497.8 million in capital expenditures for property and equipment during the six months ended June 30, 2025, and we expect to make total capital expenditures for property and equipment in 2025 of between approximately $1.200 billion and $1.250 billion, including $100 million to $150 million for renewable natural gas facilities.  We have funded and intend to fund the balance of our planned 2025 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Revolving Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and solid waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Revolving Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Revolving Credit Agreement or raise other capital. Our access to funds under the Revolving Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

On June 4, 2025, we completed an underwritten public offering of $500.0 million aggregate principal amount of our 5.25% Senior Notes due 2035 (the “2035 Senior Notes”). The 2035 Senior Notes were issued under an indenture, dated as of November 16, 2018 (as amended, restated, supplemented or otherwise modified from time to time), by and between the Company and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee, as supplemented by a tenth supplemental indenture, dated as of June 4, 2025. See Note 9 to our Condensed Consolidated Financial Statements for further details on the 2035 Senior Notes.

At June 30, 2025, $1.906 billion under the revolving credit facility was outstanding under the Revolving Credit Agreement, exclusive of outstanding standby letters of credit of $60.0 million. We also had $113.6 million of letters of credit issued and outstanding at June 30, 2025 under a facility other than the Revolving Credit Agreement.  Our Revolving Credit Agreement matures on February 27, 2029.

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

At June 30, 2025, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$8,417,361	$8,759	$14,160	$3,884,526	$4,509,916
Cash interest payments	$2,765,222	$317,962	$659,188	$477,738	$1,310,334
Contingent consideration	$122,921	$87,800	$3,224	$3,224	$28,673
Operating leases	$405,788	$27,997	$107,043	$81,222	$189,526
Final capping, closure and post-closure	$2,496,163	$176,067	$220,447	$47,495	$2,052,154

____________________

Long-term debt payments include:

1)	$1.906 billion in principal payments due February 27, 2029 related to our revolving credit facility under our Revolving Credit Agreement. We may elect to draw amounts on our Revolving Credit Agreement in U.S. dollar term SOFR rate loans, U.S. dollar base rate loans, Canadian dollar term CORRA rate loans, and Canadian dollar prime rate loans. At June 30, 2025, $1.025 billion of the outstanding borrowings drawn under the revolving credit facility were in U.S. term SOFR rate loans, which bear interest at the term SOFR rate plus the applicable margin (for a total rate of 5.20% on such date). At June 30, 2025, $48.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. base rate loans, which bear interest at the base rate plus the applicable margin (for a total rate of 7.50% on such date). At June 30, 2025, $817.3 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based CORRA rate loans, which bear interest at the term CORRA rate plus the applicable margin (for a total rate ranging from 3.86% to 3.92% on such date). At June 30, 2025, $16.1 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based prime rate loans, which bear interest at the Canadian prime rate plus the applicable prime rate margin (for a total rate of 4.95% on such date).
2)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
3)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
4)	$366.5 million in principal payments due 2029 related to our New 2029 Senior Notes. The New 2029 Senior Notes bear interest at a rate of 4.50%.
5)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
6)	$650.0 million in principal payments due 2032 related to our 2032 Senior Notes. The 2032 Senior Notes bear interest at a rate of 2.20%.
7)	$500.0 million in principal payments due 2032 related to our New 2032 Senior Notes. The New 2032 Senior Notes bear interest at a rate of 3.20%.
8)	$750.0 million in principal payments due 2033 related to our 2033 Senior Notes. The 2033 Senior Notes bear interest at a rate of 4.20%.
9)	$750.0 million in principal payments due 2034 related to our 2034 Senior Notes. The 2034 Senior Notes bear interest at a rate of 5.00%.
10)	$500.0 million in principal payments due 2035 related to our 2035 Senior Notes. The 2035 Senior Notes bear interest at a rate of 5.25%.

11)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
12)	$850.0 million in principal payments due 2052 related to our 2052 Senior Notes. The 2052 Senior Notes bear interest at a rate of 2.95%.
13)	$28.4 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at June 30, 2025, and have maturity dates ranging from 2028 to 2044.
14)	$16.0 million in principal payments related to our financing leases. Our financing leases bear interest at rates between 1.89% and 5.35% at June 30, 2025, and have expiration dates ranging from 2026 to 2032.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Revolving Credit Agreement using the term SOFR rate plus the applicable term SOFR margin, the base rate plus the applicable base rate margin, the term CORRA rate plus the applicable margin and the Canadian prime rate plus the applicable prime rate margin at June 30, 2025. We assumed the Revolving Credit Agreement is paid off when it matures in February 2029.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the term SOFR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $108.1 million recorded as liabilities in our Condensed Consolidated Financial Statements at June 30, 2025, and $14.8 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$187,429	$127,926	$58,727	$776	$—

____________________

(1)	We are party to unconditional purchase obligations. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At June 30, 2025, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 62.1 million gallons remaining to be purchased for a total of $187.4 million. The current fuel purchase contracts expire on or before September 30, 2029. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2025, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P waste operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $2.057 billion and $2.011 billion at June 30, 2025 and December 31, 2024, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2025, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the six month periods ended June 30, 2025 and 2024, at all of our landfills during the respective period, is shown below (tons in thousands):

	Six Months Ended June 30,
	2025		2024
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	106	24,731	106	25,587
Operated landfills	7	348	7	351
	113	25,079	113	25,938

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a liquidity measure in the solid waste industry. We calculate adjusted free cash flow as net cash provided by operating activities, plus or minus change in book overdraft, plus proceeds from disposal of assets, less capital expenditures for property and equipment. We further adjust this calculation to exclude the effects of items management believes impact the ability to evaluate the liquidity of our business operations. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the six month periods ended June 30, 2025 and 2024, are calculated as follows (amounts in thousands of U.S. dollars):

	Six Months Ended
	June 30,
	2025	2024
Net cash provided by operating activities	$1,179,741	$1,101,687
Plus: Change in book overdraft	397	1,350
Plus: Proceeds from disposal of assets	5,417	2,997
Less: Capital expenditures for property and equipment	(497,765)	(387,170)
Adjustments:
Transaction-related expenses (a)	11,161	8,680
Executive separation costs (b)	2,119	1,670
Payment of contingent consideration recorded in earnings (c)	400	—
Pre-existing Progressive Waste share-based grants (d)	16	1,131
Tax effect (e)	(2,398)	(2,913)
Adjusted free cash flow	$699,088	$727,432

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects the cash component of severance expense associated with an executive departure from 2023.
(c)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(d)	Reflects the cash settlement of pre-existing Progressive Waste share-based awards during the period.
(e)	The aggregate tax effect of footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three and six month periods ended June 30, 2025 and 2024, are calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income attributable to Waste Connections	$290,276	$275,477	$531,787	$505,531
Less: Net loss attributable to noncontrolling interests	—	(77)	—	(1,003)
Plus: Income tax provision	98,882	80,584	170,348	139,996
Plus: Interest expense	82,751	82,377	163,626	160,864
Less: Interest income	(2,314)	(4,009)	(4,084)	(6,060)
Plus: Depreciation and amortization	307,657	285,353	597,606	548,334
Plus: Closure and post-closure accretion	11,942	6,087	23,816	15,492
Plus: Impairments and other operating items	4,030	8,190	10,471	8,544
Less: Other income, net	(10,050)	(9,647)	(11,922)	(7,823)
Adjustments:
Plus: Transaction-related expenses (a)	3,973	7,256	15,943	17,103
Plus (less): Fair value changes to equity awards (b)	(734)	222	1,036	1,507
Adjusted EBITDA	$786,413	$731,813	$1,498,627	$1,382,485

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as valuation measures in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three and six month periods ended June 30, 2025 and 2024, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Reported net income attributable to Waste Connections	$290,276	$275,477	$531,787	$505,531
Adjustments:
Amortization of intangibles (a)	50,236	44,124	97,878	84,414
Impairments and other operating items (b)	4,030	8,190	10,471	8,544
Transaction-related expenses (c)	3,973	7,256	15,943	17,103
Fair value changes to equity awards (d)	(734)	222	1,036	1,507
Tax effect (e)	(14,687)	(15,222)	(30,898)	(28,385)
Adjusted net income attributable to Waste Connections	$333,094	$320,047	$626,217	$588,714

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$1.12	$1.07	$2.05	$1.96
Adjusted net income	$1.29	$1.24	$2.42	$2.28

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	The aggregate tax effect of the adjustments in footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.

INFLATION

In the current environment, we have seen inflationary pressures resulting from higher materials or labor costs in certain markets and higher resulting third-party costs in areas such as brokerage, repairs and construction.  Additionally, significant changes in trade policies, including tariffs in the U.S. or retaliatory policies in other countries, including Canada, may increase the cost of certain equipment we purchase in the U.S. and Canada.  Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs.  To the extent that there are decreases in fuel costs, in some cases, a portion of these reductions are passed through to customers in the form of lower fuel and material surcharges. We believe that, over time, we should be able to increase prices to offset many cost increases that result from inflation and any potential impact from changes in trade policies or tariffs within the ordinary course of business. However, competitive pressures or delays in the timing of rate increases under certain of our contracts may require us to absorb at least part of these cost increases, especially if cost increases exceed the average rate of inflation. Management’s estimates associated with inflation have an impact on our accounting for landfill liabilities.

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

At June 30, 2025, our derivative instruments included four interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at June 30, 2025 and December 31, 2024, of $1.106 billion and $1.364 billion, respectively, including floating rate debt under our Revolving Credit Agreement. A one percentage point increase in interest rates on our variable-rate debt at June 30, 2025 and December 31, 2024, would decrease our annual pre-tax income by approximately $11.1 million and $13.6 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At June 30, 2025, we had no fuel hedge agreements in place; however, we have entered into fixed price diesel fuel purchase contracts for the six months ended June 30, 2025 as described below.

For the year ending December 31, 2025, we expect to purchase approximately 92.5 million gallons of diesel fuel, of which 50.5 million gallons will be purchased at market prices and 42.0 million gallons will be purchased under our fixed price diesel fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the six month period of July 1, 2025 to December 31, 2025, we expect to purchase approximately 25.2 million gallons of diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of diesel fuel over the remaining six months in 2025 would decrease our pre-tax income during this period by approximately $2.5 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the six months ended June 30, 2025 and 2024, would have had a $12.6 million and $10.8 million impact on revenues, respectively.

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

Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded as of June 30, 2025, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Information regarding our legal proceedings can be found in Note 17 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 5.Other Information

Rule 10b5-1 Trading Plans.

During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6.Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2017)
3.2	Articles of Amalgamation (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on June 7, 2016)
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 7, 2016)
3.4	By-law No. 1 of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed on June 7, 2016)
4.1	Amendment No. 1 to Revolving Credit Agreement, dated as of May 23, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2025)
4.2

Tenth Supplemental Indenture, dated as of June 4, 2025, by and between Waste Connections, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2025)

10.1

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Derek Tan, effective May 19, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2025)

10.2	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Matthew S. Black, effective May 19, 2025
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: July 24, 2025	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
President and Chief Executive Officer

Date: July 24, 2025	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Executive Vice President and Chief Financial Officer