Form 10-Q
period 2025-09-30
Waste Connections, Inc.
filed 2025-10-22
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of October 10, 2025: 256,023,511 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and equivalents	$117,596	$62,366
Accounts receivable, net of allowance for credit losses of $22,843 and $25,730 at September 30, 2025 and December 31, 2024, respectively	1,069,645	935,027
Prepaid expenses and other current assets	216,399	229,519
Total current assets	1,403,640	1,226,912

Restricted cash	172,989	135,807
Restricted investments	80,002	78,126
Property and equipment, net	8,422,847	8,035,929
Operating lease right-of-use assets	316,106	308,198
Goodwill	8,275,386	7,950,406
Intangible assets, net	2,003,600	1,991,619
Other assets, net	107,925	90,812
Total assets	$20,782,495	$19,817,809
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$759,271	$637,371
Book overdraft	14,292	14,628
Deferred revenue	411,579	382,501
Accrued liabilities	762,137	736,824
Current portion of operating lease liabilities	42,681	40,490
Current portion of contingent consideration	89,044	59,169
Current portion of long-term debt and notes payable	8,619	7,851
Total current liabilities	2,087,623	1,878,834

Long-term portion of debt and notes payable	8,621,371	8,072,928
Long-term portion of operating lease liabilities	270,414	272,107
Long-term portion of contingent consideration	20,080	27,993
Deferred income taxes	1,067,840	958,340
Other long-term liabilities	621,799	747,253
Total liabilities	12,689,127	11,957,455

Commitments and contingencies (Note 17)

Equity:
Common shares: Unlimited shares authorized; 256,022,442 shares issued and 255,976,094 shares outstanding at September 30, 2025; 258,067,487 shares issued and 258,019,389 shares outstanding at December 31, 2024	2,846,773	3,283,161
Additional paid-in capital	354,567	325,928
Accumulated other comprehensive loss	(139,084)	(205,740)
Treasury shares: 46,348 and 48,098 shares at September 30, 2025 and December 31, 2024, respectively	—	—
Retained earnings	5,031,112	4,457,005
Total Waste Connections' equity	8,093,368	7,860,354
Noncontrolling interest in subsidiaries	—	—
Total equity	8,093,368	7,860,354
Total liabilities and equity	$20,782,495	$19,817,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$2,458,378	$2,338,488	$7,093,609	$6,659,308
Operating expenses:
Cost of operations	1,406,854	1,344,079	4,091,153	3,866,932
Selling, general and administrative	236,476	222,526	729,576	672,110
Depreciation	263,999	248,473	763,727	712,392
Amortization of intangibles	51,331	45,170	149,209	129,584
Impairments and other operating items	60,127	2,897	70,598	11,441
Operating income	439,591	475,343	1,289,346	1,266,849

Interest expense	(84,449)	(83,520)	(248,074)	(244,385)
Interest income	5,090	3,331	9,174	9,391
Other income, net	14,542	4,904	26,463	12,727
Income before income tax provision	374,774	400,058	1,076,909	1,044,582

Income tax provision	(88,503)	(92,012)	(258,852)	(232,008)
Net income	286,271	308,046	818,057	812,574
Plus: Net loss attributable to noncontrolling interests	—	—	—	1,003
Net income attributable to Waste Connections	$286,271	$308,046	$818,057	$813,577

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$1.11	$1.19	$3.17	$3.15
Diluted	$1.11	$1.19	$3.16	$3.15

Shares used in the per share calculations:
Basic	256,948,902	258,023,661	257,835,515	257,939,935
Diluted	257,580,321	258,756,528	258,484,698	258,601,815

Cash dividends per common share	$0.315	$0.285	$0.945	$0.855

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$286,271	$308,046	$818,057	$812,574

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(3,434)	(5,432)	(10,158)	(16,237)
Changes in fair value of interest rate swaps	341	(8,946)	(688)	4,846
Foreign currency translation adjustment	(42,998)	32,273	74,628	(46,752)
Other comprehensive income (loss), before tax	(46,091)	17,895	63,782	(58,143)
Income tax benefit related to items of other comprehensive income (loss)	819	3,810	2,874	3,019
Other comprehensive income (loss), net of tax	(45,272)	21,705	66,656	(55,124)
Comprehensive income	240,999	329,751	884,713	757,450
Plus: Comprehensive loss attributable to noncontrolling interests	—	—	—	1,003
Comprehensive income attributable to Waste Connections	$240,999	$329,751	$884,713	$758,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2024	258,019,389	$3,283,161	$325,928	$(205,740)	48,098	$—	$4,457,005	$—	$7,860,354
Sale of common shares held in trust	1,750	324	—	—	(1,750)	—	—	—	324
Vesting of restricted share units	343,415	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	87,964	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	888	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(170,975)	—	(28,981)	—	—	—	—	—	(28,981)
Equity-based compensation	—	—	21,403	—	—	—	—	—	21,403
Exercise of warrants	19,660	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	15,922	2,593	—	—	—	—	—	—	2,593
Cash dividends on common shares	—	—	—	—	—	—	(81,477)	—	(81,477)
Amounts reclassified into earnings, net of taxes	—	—	—	(2,443)	—	—	—	—	(2,443)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(843)	—	—	—	—	(843)
Foreign currency translation adjustment	—	—	—	1,740	—	—	—	—	1,740
Net income	—	—	—	—	—	—	241,510	—	241,510
Balances at March 31, 2025	258,318,013	3,286,078	318,350	(207,286)	46,348	—	4,617,038	—	8,014,180
Vesting of restricted share units	2,315	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(61,563)	—	(1,953)	—	—	—	—	—	(1,953)
Equity-based compensation	—	—	19,542	—	—	—	—	—	19,542
Exercise of warrants	90,092	—	—	—	—	—	—	—	—
Repurchase of common shares	(2,100)	(389)	—	—	—	—	—	—	(389)
Cash dividends on common shares	—	—	—	—	—	—	(81,473)	—	(81,473)
Amounts reclassified into earnings, net of taxes	—	—	—	(2,499)	—	—	—	—	(2,499)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	87	—	—	—	—	87
Foreign currency translation adjustment	—	—	—	115,886	—	—	—	—	115,886
Net income	—	—	—	—	—	—	290,276	—	290,276
Balances at June 30, 2025	258,346,757	3,285,689	335,939	(93,812)	46,348	—	4,825,841	—	8,353,657
Vesting of restricted share units	6,381	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(2,021)	—	(372)	—	—	—	—	—	(372)
Equity-based compensation	—	—	19,000	—	—	—	—	—	19,000
Issuance of shares under employee share purchase plan	16,228	2,871	—	—	—	—	—	—	2,871
Repurchase of common shares	(2,391,251)	(441,787)	—	—	—	—	—	—	(441,787)
Cash dividends on common shares	—	—	—	—	—	—	(81,000)	—	(81,000)
Amounts reclassified into earnings, net of taxes	—	—	—	(2,524)	—	—	—	—	(2,524)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	250	—	—	—	—	250
Foreign currency translation adjustment	—	—	—	(42,998)	—	—	—	—	(42,998)
Net income	—	—	—	—	—	—	286,271	—	286,271
Balances at September 30, 2025	255,976,094	$2,846,773	$354,567	$(139,084)	46,348	$—	$5,031,112	$—	$8,093,368

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

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$818,057	$812,574
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from disposal of assets, impairments and other	71,614	934
Depreciation	763,727	712,392
Amortization of intangibles	149,209	129,584
Deferred income taxes, net of acquisitions	93,839	81,270
Current period provision for expected credit losses	9,321	12,681
Amortization of debt issuance costs	6,271	7,974
Share-based compensation	60,432	61,229
Interest accretion	38,411	27,733
Payment of contingent consideration recorded in earnings	(400)	(35,035)
Adjustments to contingent consideration	30,874	—
Other	(7,046)	(1,505)
Net change in operating assets and liabilities, net of acquisitions	(177,119)	(149,833)
Net cash provided by operating activities	1,857,190	1,659,998

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(627,310)	(2,010,274)
Capital expenditures for property and equipment	(794,937)	(659,302)
Proceeds from disposal of assets	9,153	5,633
Proceeds from sale of investment in noncontrolling interests	—	37,000
Other	(20,819)	(18,867)
Net cash used in investing activities	(1,433,913)	(2,645,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	2,222,235	4,092,166
Principal payments on notes payable and long-term debt	(1,808,598)	(2,759,676)
Payment of contingent consideration recorded at acquisition date	(28,324)	(26,625)
Change in book overdraft	(336)	(287)
Payments for repurchase of common shares	(442,176)	—
Payments for cash dividends	(243,950)	(221,253)
Tax withholdings related to net share settlements of equity-based compensation	(31,306)	(32,203)
Debt issuance costs	(4,825)	(13,449)
Proceeds from issuance of shares under employee share purchase plan	5,464	4,486
Proceeds from sale of common shares held in trust	324	1,198
Other	—	(4,000)
Net cash provided by (used in) financing activities	(331,492)	1,040,357

Effect of exchange rate changes on cash, cash equivalents and restricted cash	627	(75)

Net increase in cash, cash equivalents and restricted cash	92,412	54,470
Cash, cash equivalents and restricted cash at beginning of period	198,173	184,038
Cash, cash equivalents and restricted cash at end of period	$290,585	$238,508

Non-cash investing and financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$145,526	$222,682
Accrued capital expenditures for property and equipment	$74,402	$87,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three and nine month periods ended September 30, 2025 and 2024. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

Amended Guidance for Credit Losses on Accounts Receivable.  In July 2025, the FASB issued guidance to simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606, Revenue from Contracts with Customers.  The amendments allow all entities to use a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The amendments are effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. Entities that elect the practical expedient are required to apply the amendments prospectively.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

4.REVENUE

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, non-hazardous oil and natural gas exploration and production (“E&P”) waste treatment, recovery and disposal services and intermodal services.  The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commercial	$750,384	$680,444	$2,194,417	$1,980,228
Residential	600,832	574,305	1,764,676	1,687,899
Industrial and construction roll off	379,123	367,559	1,083,107	1,052,339
Total collection	1,730,339	1,622,308	5,042,200	4,720,466
Landfill	414,614	418,508	1,155,449	1,177,899
Transfer	389,828	358,420	1,091,031	1,010,528
Recycling	58,351	69,748	188,855	182,071
E&P	188,679	154,202	517,695	375,176
Intermodal and other	42,686	47,341	133,170	145,979
Intercompany	(366,119)	(332,039)	(1,034,791)	(952,811)
Total	$2,458,378	$2,338,488	$7,093,609	$6,659,308

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided. Substantially all of the deferred revenue recorded as of June 30, 2025 was recognized as revenue during the three months ended September 30, 2025 when the service was performed.

See Note 10 for additional information regarding revenue by reportable segment.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Condensed Consolidated Balance Sheets, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company would have recognized is one year or less. The Company had $28,911 and $28,161 of deferred sales incentives at September 30, 2025 and December 31, 2024, respectively.

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

The following is a rollforward of the Company’s allowance for credit losses for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$25,730	$23,553
Current period provision for expected credit losses	9,321	12,681
Write-offs charged against the allowance	(17,965)	(16,481)
Recoveries collected	5,668	3,952
Impact of changes in foreign currency	89	(45)
Ending balance	$22,843	$23,660

Accounts receivable, net of allowance for credit losses, was $856,953 at December 31, 2023.

6.LANDFILL ACCOUNTING

At September 30, 2025, the Company’s landfills consisted of 101 owned landfills, five landfills operated under life-of-site operating agreements and seven landfills operated under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $3,333,798 at September 30, 2025. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of September 30, 2025, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 31 years.  As of September 30, 2025, the Company is seeking to expand permitted capacity at six of its owned landfills and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 33 years.  The estimated remaining lives of the Company’s owned landfills and landfills operated under life-of-site operating agreements range from one to several hundred years, with approximately 90% of the projected annual disposal volume from landfills with remaining lives of less than 70 years.

During the nine months ended September 30, 2025 and 2024, the Company expensed $197,920 and $207,887, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing “layers” for final capping, closure and post-closure liabilities is based on its long-term credit adjusted risk-free rate. The Company’s discount rate assumption for purposes of computing 2025 and 2024 “layers” for final capping, closure and post-closure obligations was 5.50% for both periods. The Company’s long-term inflation rate assumption is 2.75% for each of the years ending December 31, 2025 and 2024. The resulting final capping, closure and post-closure obligations are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the nine months ended September 30, 2025 and 2024, the Company expensed $35,793 and $22,768, respectively, related to final capping, closure and post-closure accretion expense. In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2024 to September 30, 2025:

Final capping, closure and post-closure liability at December 31, 2024	$860,123
Liability adjustments	37,482
Accretion expense	35,793
Closure payments	(223,380)
Foreign currency translation adjustment	2,918
Final capping, closure and post-closure liability at September 30, 2025	$712,936

Liability adjustments of $37,482 for the nine months ended September 30, 2025, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. At September 30, 2025 and December 31, 2024, the current portion of final capping, closure and post-closure liabilities, included in Accrued Liabilities on the Condensed Consolidated Balance Sheets, was $161,230 and $199,735, respectively, and the long-term portion of final capping, closure and post-closure liabilities, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets, was $551,706 and $660,388, respectively.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.  In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical.

At September 30, 2025 and December 31, 2024, $9,771 and $8,852, respectively, of the Company’s restricted cash balance and $79,900 and $77,855, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

7.ACQUISITIONS

The Company acquired 12 immaterial non-hazardous solid waste collection and recycling businesses and two immaterial E&P waste treatment and disposal businesses during the nine months ended September 30, 2025.  The total transaction-related expenses incurred during the nine months ended September 30, 2025 for these acquisitions were $19,778. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

The Company acquired 17 immaterial non-hazardous solid waste collection, transfer, recycling and disposal businesses and four immaterial E&P waste treatment and disposal businesses during the nine months ended September 30, 2024.  The total transaction-related expenses incurred during the nine months ended September 30, 2024 for these acquisitions were $25,169. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the nine months ended September 30, 2025 and 2024:

	2025	2024
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$627,310	$2,010,274
Debt assumed	92,786	83,589
	720,096	2,093,863

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	21,445	90,892
Prepaid expenses and other current assets	2,863	12,512
Operating lease right-of-use assets	10,897	24,700
Property and equipment	291,914	1,038,803
Long-term franchise agreements and contracts	38,593	82,523
Customer lists	59,770	143,404
Permits and other intangibles	86,314	285,689
Other assets	40	1,671
Accounts payable and accrued liabilities	(10,800)	(21,824)
Current portion of operating lease liabilities	(541)	(2,874)
Deferred revenue	(3,951)	(11,975)
Contingent consideration	(16,934)	(23,926)
Long-term portion of operating lease liabilities	(1,209)	(14,773)
Other long-term liabilities	(2,250)	(63,721)
Deferred income taxes	(17,055)	—
Total identifiable net assets	459,096	1,541,101
Goodwill	$261,000	$552,762

Goodwill acquired during the nine months ended September 30, 2025 and 2024, totaling $214,059 and $552,762, respectively, is expected to be deductible for tax purposes. The fair value of acquired working capital related to five immaterial acquisitions completed during the twelve months ended September 30, 2025, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these five acquisitions are not expected to be material to the Company’s financial position. The adjustments recorded during the nine months ended September 30, 2025 relating to finalizing the acquired working capital for the immaterial acquisitions completed during the twelve months ended December 31, 2024 were not material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2025, was $22,292, of which $847 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2024, was $96,391, of which $5,499 was expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

8.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at September 30, 2025:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$1,124,211	$(439,873)	$—	$684,338
Customer lists	1,072,594	(770,082)	—	302,512
Permits and other	1,089,792	(188,467)	(66,188)	835,137
	3,286,597	(1,398,422)	(66,188)	1,821,987
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$3,468,210	$(1,398,422)	$(66,188)	$2,003,600

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the nine months ended September 30, 2025 was 9.5 years. The weighted-average amortization period of customer lists acquired during the nine months ended September 30, 2025 was 10.3 years.  The weighted-average amortization period of finite-lived permits and other acquired during the nine months ended September 30, 2025 was 37.0 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2024:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$1,104,585	$(400,674)	$—	$703,911
Customer lists	1,005,355	(693,594)	—	311,761
Permits and other	999,357	(164,239)	(40,784)	794,334
	3,109,297	(1,258,507)	(40,784)	1,810,006
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$3,290,910	$(1,258,507)	$(40,784)	$1,991,619

Estimated future amortization expense for the next five years relating to finite-lived intangible assets owned as of September 30, 2025 is as follows:

For the year ending December 31, 2025	$200,849
For the year ending December 31, 2026	$181,718
For the year ending December 31, 2027	$158,581
For the year ending December 31, 2028	$140,101
For the year ending December 31, 2029	$125,853

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

9.LONG-TERM DEBT

The following table presents the Company’s long-term debt at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Revolving Credit Agreement, bearing interest ranging from 3.71% to 7.25% (a)	$2,199,421	$2,164,325
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
4.50% Senior Notes due 2029	359,150	347,500
2.60% Senior Notes due 2030	600,000	600,000
2.20% Senior Notes due 2032	650,000	650,000
3.20% Senior Notes due 2032	500,000	500,000
4.20% Senior Notes due 2033	750,000	750,000
5.00% Senior Notes due 2034	750,000	750,000
5.25% Senior Notes due 2035	500,000	—
3.05% Senior Notes due 2050	500,000	500,000
2.95% Senior Notes due 2052	850,000	850,000
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2028 to 2044 (a)	27,451	30,641
Finance leases, bearing interest ranging from 1.89% to 5.35%, with lease expiration dates ranging from 2026 to 2032 (a)	14,879	9,247
	8,700,901	8,151,713
Less – current portion	(8,619)	(7,851)
Less – unamortized debt discount and issuance costs	(70,911)	(70,934)
Long-term portion of debt and notes payable	$8,621,371	$8,072,928

____________________

(a)	Interest rates represent the interest rates at September 30, 2025.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Revolving Credit Agreement

The Company, as borrower, Bank of America, N.A., acting through its Canada Branch, as the global agent, the swing line lender and a letter of credit issuer, Bank of America, N.A., as the U.S. agent and a letter of credit issuer, and the other lenders and financial institutions from time to time party thereto (the “Lenders”) are party to that certain Revolving Credit Agreement, dated as of February 27, 2024 (as amended, restated, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement”), pursuant to which the Lenders provide loans and other credit extensions to the Company under a revolving credit facility.  Details of the Revolving Credit Agreement at September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
	2025	2024
Revolver
Available	$762,997	$778,374
Letters of credit outstanding	$37,582	$57,301
Total amount drawn, as follows:	$2,199,421	$2,164,325
Amount drawn – U.S. Term SOFR rate loan	$925,000	$800,000
Interest rate applicable – U.S. Term SOFR rate loan	5.16%	5.65%
Amount drawn – U.S. Term SOFR rate loan	$60,000	$500,000
Interest rate applicable – U.S. Term SOFR rate loan	5.04%	5.69%
Amount drawn – U.S. Term SOFR rate loan	$—	$50,000
Interest rate applicable – U.S. Term SOFR rate loan	—%	5.46%
Amount drawn – U.S. base rate loan	$40,000	$95,000
Interest rate applicable – U.S. base rate loan	7.25%	7.50%
Amount drawn – Canadian Term CORRA loan	$1,066,676	$590,750
Interest rate applicable - Canadian term CORRA loan	3.88%	5.24%
Amount drawn – Canadian Term CORRA loan	$57,464	$86,875
Interest rate applicable - Canadian term CORRA loan	3.71%	4.59%
Amount drawn – Canadian Term CORRA loan	$43,098	$—
Interest rate applicable - Canadian term CORRA loan	3.76%	—%
Amount drawn – Canadian prime rate loan	$7,183	$41,700
Interest rate applicable - Canadian prime rate loan	4.70%	5.45%
Commitment – rate applicable	0.08%	0.09%

In addition to the $37,582 of letters of credit at September 30, 2025 issued and outstanding under the Revolving Credit Agreement, the Company has issued and outstanding letters of credit totaling $184,041 under facilities other than the Revolving Credit Agreement.

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

The Company will pay interest on the 2035 Senior Notes on March 1 and September 1 of each year, beginning March 1, 2026, and the 2035 Senior Notes will mature on September 1, 2035. The 2035 Senior Notes are the Company’s senior unsecured obligations, ranking equally in right of payment with its other existing and future unsubordinated debt and senior to any of its future subordinated debt. The 2035 Senior Notes are not guaranteed by any of the Company’s subsidiaries.

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

For the nine months ended September 30, 2025, the Company managed its operations through the following six geographic solid waste operating segments: Western, Southern, Eastern, Central, Canada and MidSouth. The Company’s six geographic solid waste operating segments comprise its reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Certain corporate or regional overhead expense allocations may affect comparability of the segment information presented herein on a period-over-period basis.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2025 and 2024, including a reconciliation of segment EBITDA to Income before income tax provision, is shown in the following tables:

Three Months Ended
September 30, 2025	Western	Southern	Eastern	Central	Canada	MidSouth	Corporate (a), (f)	Consolidated
Revenue	$553,346	$547,026	$532,479	$465,399	$386,526	$339,721	$—	$2,824,497
Intercompany revenue (b)	(67,091)	(61,632)	(91,709)	(52,010)	(36,760)	(56,917)	—	(366,119)
Reported revenue	486,255	485,394	440,770	413,389	349,766	282,804	—	2,458,378

Segment expenses (c)	(342,473)	(327,038)	(319,770)	(262,741)	(189,851)	(202,163)	706	(1,643,330)

Segment EBITDA (d)	143,782	158,356	121,000	150,648	159,915	80,641	706	815,048
Segment EBITDA margin	29.6%	32.6%	27.5%	36.4%	45.7%	28.5%		33.2%

Depreciation and amortization	(54,674)	(61,418)	(60,107)	(45,918)	(51,423)	(38,223)	(3,567)	(315,330)
Other segment items (e)	2,689	(55,366)	6,968	997	(2,286)	(177)	(77,769)	(124,944)

Income before income tax provision								$374,774

Capital expenditures	$56,768	$49,720	$54,608	$44,450	$35,541	$42,347	$13,738	$297,172
Total assets (g)	$3,509,817	$4,378,250	$3,697,641	$2,877,630	$3,717,394	$2,025,124	$576,639	$20,782,495

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Three Months Ended
September 30, 2024	Western	Southern	Eastern	Central	Canada	MidSouth	Corporate (a), (f)	Consolidated
Revenue	$537,210	$511,280	$488,343	$439,053	$375,986	$318,655	$—	$2,670,527
Intercompany revenue (b)	(60,973)	(58,065)	(80,675)	(47,313)	(33,928)	(51,085)	—	(332,039)
Reported revenue	476,237	453,215	407,668	391,740	342,058	267,570	—	2,338,488

Segment expenses (c)	(328,747)	(308,831)	(293,661)	(248,254)	(188,478)	(190,559)	(8,075)	(1,566,605)

Segment EBITDA (d)	147,490	144,384	114,007	143,486	153,580	77,011	(8,075)	771,883
Segment EBITDA margin	31.0%	31.9%	28.0%	36.6%	44.9%	28.8%		33.0%

Depreciation and amortization	(54,122)	(50,250)	(59,068)	(43,902)	(47,521)	(36,274)	(2,506)	(293,643)
Other segment items (e)	1,532	(1,014)	(440)	1,264	(179)	(175)	(79,170)	(78,182)

Income before income tax provision								$400,058

Capital expenditures	$51,110	$51,063	$43,047	$42,560	$43,827	$32,418	$8,107	$272,132
Total assets (g)	$3,559,351	$3,877,405	$3,541,431	$2,815,928	$3,800,861	$2,007,403	$492,985	$20,095,364

Nine Months Ended
September 30, 2025	Western	Southern	Eastern	Central	Canada	MidSouth	Corporate (a), (f)	Consolidated
Revenue	$1,581,840	$1,593,615	$1,546,270	$1,332,382	$1,097,770	$976,523	$—	$8,128,400
Intercompany revenue (b)	(195,518)	(177,874)	(260,017)	(143,523)	(101,856)	(156,003)	—	(1,034,791)
Reported revenue	1,386,322	1,415,741	1,286,253	1,188,859	995,914	820,520	—	7,093,609

Segment expenses (c)	(1,002,225)	(954,378)	(947,818)	(763,082)	(544,487)	(592,471)	(16,268)	(4,820,729)

Segment EBITDA (d)	384,097	461,363	338,435	425,777	451,427	228,049	(16,268)	2,272,880
Segment EBITDA margin	27.7%	32.6%	26.3%	35.8%	45.3%	27.8%		32.0%

Depreciation and amortization	(160,043)	(178,170)	(176,034)	(132,948)	(146,131)	(110,931)	(8,679)	(912,936)
Other segment items (e)	6,413	(62,462)	3,013	394	(3,012)	(747)	(226,634)	(283,035)

Income before income tax provision								$1,076,909

Capital expenditures	$135,623	$142,756	$143,397	$138,517	$103,701	$93,693	$37,250	$794,937
Total assets (g)	$3,509,817	$4,378,250	$3,697,641	$2,877,630	$3,717,394	$2,025,124	$576,639	$20,782,495

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Nine Months Ended
September 30, 2024	Western	Southern	Eastern	Central	Canada	MidSouth	Corporate (a), (f)	Consolidated
Revenue	$1,526,082	$1,484,051	$1,384,064	$1,275,633	$1,034,530	$907,759	$—	$7,612,119
Intercompany revenue (b)	(173,633)	(172,614)	(230,229)	(136,925)	(92,901)	(146,509)	—	(952,811)
Reported revenue	1,352,449	1,311,437	1,153,835	1,138,708	941,629	761,250	—	6,659,308

Segment expenses (c)	(957,475)	(900,117)	(841,734)	(730,491)	(530,540)	(551,999)	(26,686)	(4,539,042)

Segment EBITDA (d)	394,974	411,320	312,101	408,217	411,089	209,251	(26,686)	2,120,266
Segment EBITDA margin	29.2%	31.4%	27.0%	35.8%	43.7%	27.5%		31.8%

Depreciation and amortization	(158,606)	(143,805)	(169,585)	(127,739)	(133,715)	(101,948)	(6,578)	(841,976)
Other segment items (e)	833	(5,696)	(3,136)	1,952	(67)	(268)	(227,326)	(233,708)

Income before income tax provision								$1,044,582

Capital expenditures	$127,709	$120,371	$128,141	$111,408	$84,397	$69,432	$17,844	$659,302
Total assets (g)	$3,559,351	$3,877,405	$3,541,431	$2,815,928	$3,800,861	$2,007,403	$492,985	$20,095,364

____________________

(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA of the Company’s Corporate segment for the periods presented.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	Segment expenses consist of all expenses that directly impact the CODM's primary financial measure, segment EBITDA. These expenses include cost of operations and selling, general, and administrative expenses as presented in the Company’s Condensed Consolidated Statements of Net Income.
(d)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.
(e)	For all geographic operating segments, other segment items consist of gains and losses on disposal of assets, disposal of operations and foreign currency, as well as litigation settlements, environmental remediation, real estate leases, landfill closure adjustments, contingent liability adjustments, impairments and interest income.
(f)	Corporate assets include cash, debt issuance costs, equity investments, operating lease right-of-use assets and corporate facility leasehold improvements and equipment.
(g)	Goodwill is included within total assets for each of the Company’s six operating segments.

The following tables show changes in goodwill during the nine months ended September 30, 2025 and 2024, by reportable segment:

	Western	Southern	Eastern	Central	Canada	MidSouth	Total
Balance as of December 31, 2024	$864,602	$1,577,114	$1,735,584	$1,010,574	$1,913,091	$849,441	$7,950,406
Goodwill acquired	2,395	188,812	44,580	12,636	12,902	—	261,325
Goodwill acquisition adjustments	—	—	—	—	—	(325)	(325)
Impact of changes in foreign currency	—	—	—	—	63,980	—	63,980
Balance as of September 30, 2025	$866,997	$1,765,926	$1,780,164	$1,023,210	$1,989,973	$849,116	$8,275,386

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Revolving Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at September 30, 2025 were specifically designated to the Revolving Credit Agreement and accounted for as cash flow hedges.

At September 30, 2025, the Company’s derivative instruments included four interest rate swap agreements as follows:

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

The fair values of derivative instruments designated as cash flow hedges at September 30, 2025, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$2,334	Accrued liabilities	$—
	Other assets, net	749
Total derivatives designated as cash flow hedges		$3,083		$—

____________________

(a)Represents the estimated amount of the existing unrealized gains on interest rate swaps at September 30, 2025 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

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

The following tables summarize the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three and nine months ended September 30, 2025 and 2024:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2025	2024		2025	2024
Interest rate swaps	$250	$(6,576)	Interest expense	$(2,524)	$(3,992)

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024		2025	2024
Interest rate swaps	$(506)	$3,562	Interest expense	$(7,466)	$(11,934)

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

12.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of September 30, 2025 and December 31, 2024, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of September 30, 2025 and December 31, 2024, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

where the carrying values do not approximate their fair values as of September 30, 2025 and December 31, 2024, are as follows:

	Carrying Value at		Fair Value (a) at
	September 30,	December 31,	September 30,	December 31,
	2025	2024	2025	2024
4.25% Senior Notes due 2028	$500,000	$500,000	$503,500	$488,500
3.50% Senior Notes due 2029	$500,000	$500,000	$491,300	$471,450
4.50% Senior Notes due 2029	$359,150	$347,500	$374,510	$359,168
2.60% Senior Notes due 2030	$600,000	$600,000	$563,220	$536,220
2.20% Senior Notes due 2032	$650,000	$650,000	$571,935	$535,275
3.20% Senior Notes due 2032	$500,000	$500,000	$462,700	$437,150
4.20% Senior Notes due 2033	$750,000	$750,000	$735,750	$696,300
5.00% Senior Notes due 2034	$750,000	$750,000	$765,525	$731,625
5.25% Senior Notes due 2035	$500,000	$—	$516,050	$—
3.05% Senior Notes due 2050	$500,000	$500,000	$338,650	$321,700
2.95% Senior Notes due 2052	$850,000	$850,000	$556,325	$528,955

____________________

(a)	Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value inputs include third-party calculations of the market interest rate of notes with similar ratings in similar industries over the remaining note terms.

For details on the fair value of the Company’s interest rate swaps, restricted cash and investments and contingent consideration, refer to Note 14.

13.NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$286,271	$308,046	$818,057	$813,577
Denominator:
Basic shares outstanding	256,948,902	258,023,661	257,835,515	257,939,935
Dilutive effect of equity-based awards	631,419	732,867	649,183	661,880
Diluted shares outstanding	257,580,321	258,756,528	258,484,698	258,601,815

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At September 30, 2025 and December 31, 2024, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash is valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash measured at fair value is invested primarily in money market accounts and bank time deposits. The Company’s restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted investments measured at fair value are invested primarily in U.S. government securities, agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, were as follows:

	Fair Value Measurement at September 30, 2025 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$3,083	$—	$3,083	$—
Restricted cash	$172,989	$172,989	$—	$—
Restricted investments	$79,860	$—	$79,860	$—
Contingent consideration	$(109,124)	$—	$—	$(109,124)

	Fair Value Measurement at December 31, 2024 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$13,929	$—	$13,929	$—
Restricted cash	$135,807	$135,807	$—	$—
Restricted investments	$77,900	$—	$77,900	$—
Contingent consideration	$(87,162)	$—	$—	$(87,162)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$87,162	$115,030
Contingent consideration recorded at acquisition date	16,934	23,926
Payment of contingent consideration recorded at acquisition date	(28,324)	(26,625)
Payment of contingent consideration recorded in earnings	(400)	(35,035)
Adjustments to contingent consideration	30,874	—
Interest accretion expense	2,632	5,303
Foreign currency translation adjustment	246	—
Ending balance	$109,124	$82,599

15.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30, 2025
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(3,434)	$910	$(2,524)
Changes in fair value of interest rate swaps	341	(91)	250
Foreign currency translation adjustment	(42,998)	—	(42,998)
	$(46,091)	$819	$(45,272)

	Three Months Ended September 30, 2024
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(5,432)	$1,440	$(3,992)
Changes in fair value of interest rate swaps	(8,946)	2,370	(6,576)
Foreign currency translation adjustment	32,273	—	32,273
	$17,895	$3,810	$21,705

	Nine Months Ended September 30, 2025
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(10,158)	$2,692	$(7,466)
Changes in fair value of interest rate swaps	(688)	182	(506)
Foreign currency translation adjustment	74,628	—	74,628
	$63,782	$2,874	$66,656

	Nine Months Ended September 30, 2024
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(16,237)	$4,303	$(11,934)
Changes in fair value of interest rate swaps	4,846	(1,284)	3,562
Foreign currency translation adjustment	(46,752)	—	(46,752)
	$(58,143)	$3,019	$(55,124)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

A rollforward of the amounts included in AOCIL, net of taxes, for the nine months ended September 30, 2025 and 2024, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2024	$10,237	$(215,977)	$(205,740)
Amounts reclassified into earnings	(7,466)	—	(7,466)
Changes in fair value	(506)	—	(506)
Foreign currency translation adjustment	—	74,628	74,628
Balance at September 30, 2025	$2,265	$(141,349)	$(139,084)

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2023	$16,749	$(26,575)	$(9,826)
Amounts reclassified into earnings	(11,934)	—	(11,934)
Changes in fair value	3,562	—	3,562
Foreign currency translation adjustment	—	(46,752)	(46,752)
Balance at September 30, 2024	$8,377	$(73,327)	$(64,950)

See Note 11 for further discussion on the Company’s derivative instruments.

16.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the nine-month period ended September 30, 2025, is presented below:

Unvested Shares
Outstanding at December 31, 2024	912,560
Granted	355,031
Forfeited	(36,129)
Vested and issued	(352,111)
Outstanding at September 30, 2025	879,351

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the nine-month period ended September 30, 2025 was $185.64.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At September 30, 2025 and 2024, the Company had 29,092 and 29,980 vested deferred RSUs outstanding, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the nine-month period ended September 30, 2025, is presented below:

Unvested Shares
Outstanding at December 31, 2024	219,143
Granted	80,104
Vested and issued	(87,964)
Outstanding at September 30, 2025	211,283

During the nine months ended September 30, 2025, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2027. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the nine-month period ended September 30, 2025 was $176.19.

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the nine-month period ended September 30, 2025, is presented below:

Vested Shares
Outstanding at December 31, 2024	20,418
Granted	2,485
Outstanding at September 30, 2025	22,903

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the nine-month period ended September 30, 2025 was $189.04.

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition and allow for the issuance of shares or cash settlement to employees upon vesting or other distribution events. A summary of activity related to Progressive Waste RSUs during the nine-month period ended September 30, 2025, is presented below:

Outstanding at December 31, 2024	45,466
Cash settled	(1,750)
Outstanding at September 30, 2025	43,716

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Employee Share Purchase Plan

On May 15, 2020, the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). Under the ESPP, qualified employees may elect to have payroll deductions withheld from their eligible compensation on each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period, provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the Toronto Stock Exchange (the “TSX”) over the final five trading days of such offering period. The maximum number of shares that may be issued under the ESPP is 1,000,000.  Under the ESPP, employees purchased 32,150 of the Company’s common shares for $5,464 during the nine months ended September 30, 2025.  Under the ESPP, employees purchased 29,256 of the Company’s common shares for $4,486 during the nine months ended September 30, 2024.

Normal Course Issuer Bid

On July 22, 2025, the Board of Directors of the Company approved, subject to receipt of regulatory approvals, the annual renewal of the Company’s normal course issuer bid (the “NCIB”) to purchase up to 12,855,691 of the Company’s common shares during the period of August 12, 2025 to August 11, 2026 or until such earlier time as the NCIB is completed or terminated at the option of the Company. The renewal followed the conclusion of the Company’s NCIB that expired August 11, 2025. The Company received TSX approval for its annual renewal of the NCIB on August 8, 2025.  Under the NCIB, the Company may make share repurchases only in the open market, including on the TSX, the New York Stock Exchange (the “NYSE”), the NYSE Texas and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems is limited to a maximum of 80,213 common shares, which represents 25% of the average daily trading volume on the TSX for the period from February 1, 2025 to July 31, 2025. The TSX rules also allow the Company to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE and NYSE Texas will be 25% of the average daily trading volume on such exchanges for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases.

The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including the Company’s capital structure, the market price of the common shares, any share buyback taxes applicable and overall market conditions. All common shares purchased under the NCIB shall be immediately cancelled following their repurchase.

For the nine months ended September 30, 2025, the Company repurchased 2,393,351 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $442,176.  For the nine months ended September 30, 2024, the Company did not repurchase any common shares pursuant to the NCIB in effect during that period.  As of September 30, 2025, the remaining maximum number of shares available for repurchase under the current NCIB was 11,761,679.

Cash Dividend

In October 2024, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.03, from $0.285 to $0.315 per Company common share. Cash dividends of $243,950 and $221,253 were paid during the nine months ended September 30, 2025 and 2024, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of September 30, 2025, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

The federal court held an eight-day trial on general causation during early 2022. In November 2022, the court concluded that all putative class plaintiffs had established general causation. The court limited the time period for damages, to between July 2017 and December 2019, and the types of alleged injuries for which the plaintiffs were able to seek damages.

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

On August 8, 2024, the Parish and the Ictech-Bendeck plaintiffs notified the court and the other parties that they had reached an agreement in principle on settlement of the plaintiffs’ class claims against the Parish. The court held a settlement conference on August 9, 2024, memorializing the terms of the plaintiffs’ settlement with the Parish, including a settlement amount of $4,500 to be paid by the Parish to the Ictech-Bendeck plaintiffs. The settlement agreement purports to assign to the Ictech-Bendeck settlement class the Parish’s claims against the Company defendants and Aptim Corporation. On March 27, 2025, the court approved the settlement.

After the completion of briefing and an evidentiary hearing on the Ictech-Bendeck class certification motion against the Company defendants and Aptim Corporation, on March 27, 2025, the court denied the motion for class certification. On July 16, 2025, the Company and counsel for the Ictech-Bendeck plaintiffs reached an agreement in principle to settle the five individual plaintiffs’ claims against the Company in an amount not material to the Company’s financial statements. On July 18, 2025, the court entered an order dismissing the Ictech-Bendeck claims against the Company without prejudice pending consummation of the settlement agreements.

On June 3, 2025, counsel for the Ictech-Bendeck plaintiffs filed a new mass action on behalf of approximately 1,600 plaintiffs in state court (24th Judicial District, Jefferson Parish) against LRLC, certain other Company subsidiaries, and Aptim Corporation (the “Crossman” action). The case is assigned to Judge Jacqueline F. Maloney. The Crossman petition asserts claims for damages from odors allegedly emanating from the JP Landfill from July 1, 2017 through December 31, 2019. The petition seeks unspecified damages, but stipulates that no individual plaintiff’s damages exceed $74.999, and waives the right to recover in excess of that amount per plaintiff. On August 7, 2025, the Company’s subsidiaries filed and served their Answer and Affirmative Defenses to the Crossman petition.

At this time, the Company is not able to determine the likelihood of any outcome regarding the claims of the individual plaintiffs in the Crossman action, including the allocation of any potential liability among the Company defendants, the Parish, and Aptim Corporation, and is not able to reasonably estimate the possible loss or range of loss.

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

On January 10, 2025, CCL and the County appeared before the Superior Court for a trial setting conference and the Court set the remaining claims for a bench trial, beginning October 13, 2025. The County filed a motion to enforce the settlement agreement on July 23, 2025, and, on September 10, 2025, the Court granted the County’s motion, vacated the trial date, and set a case management conference for January 9, 2026. At this time, the Company is not able to determine the likelihood of any outcome in this matter.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Since May 2023, CCL has received approximately 386 NOVs for alleged violations of SCAQMD Rule 402. CCL has also received 22 additional NOVs from SCAQMD alleging violations of the Stipulated Order for Abatement, the California Health & Safety Code, other SCAQMD rules, and CCL’s Title V permit.

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

At this time, CCL is not able to determine the likely penalties that the regulatory agencies will seek for these alleged violations, but they could be substantial. CCL is also incurring substantial costs in conjunction with efforts to address the ETLF event and any related impacts, including attendant air emissions, and to manage the increased production and changing composition of the leachate. At this time, the Company is not able to determine the likelihood of any outcome of the resolution of these alleged violations, and not able to reasonably estimate the possible loss or range of loss.

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

There are approximately 11,400 total plaintiffs in these civil lawsuits as of October 20, 2025, which includes some from cases filed but not yet served, and the Company expects additional complaints and plaintiffs in the future.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Cal. filed on November 22, 2024); Maria Magdalena Alanis, et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed January 6, 2025); Grace Lara et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed February 10, 2025); Babken Egoian et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal., filed March 31, 2025); Kiwi Chang et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed February 24, 2025); Molina et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-05352, filed June 10, 2025); Mietzner et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-06061, filed July 2, 2025 but plaintiffs objected to consolidation and those objections have not yet been ruled on); Fernando Perez et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed December 30, 2024, but not yet consolidated); Nancy Mariel Aguilar et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed January 27, 2025, removed to federal court but not yet consolidated); Lara Ojeda et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed March 6, 2025, removed to federal court but not yet consolidated). One law firm filed 359 individual cases in Los Angeles Superior Court, which the Company related and consolidated to that firm’s first filed case, Serieddine et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed January 8, 2024), and removed the cases en masse as In re Serieddine. In re Serieddine was consolidated with In re Chiquita Landfill Litigation.

Three cases have been filed, but not yet served: Sterling Gateway, L.P. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-06328, filed July 10, 2025); Bertha Bacon et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-09403, filed October 2, 2025); Gary Wells et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, Case No. 25STCV29317, filed October 3, 2025).

The Company is continuing to vigorously defend itself in these lawsuits; however, at this time, the Company is not able to determine the likelihood of any outcome regarding the underlying claims, and not able to reasonably estimate the possible loss or range of loss.

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

held on July 14 and 15, and the hearing on the motion was held on July 17, 2025.  On August 29, 2025, the Court granted Plaintiffs’ motion for a preliminary injunction, but failed to define the scope of the relief ordered. At this time, the Company has not been ordered to pay any money to create a relocation or home hardening fund. The Company filed in the district court an ex parte application to stay the preliminary injunction. That motion has not been decided. The Company also filed a Notice of Appeal to the Ninth Circuit on September 10, 2025, and filed its opening brief October 9, 2025. No oral argument is yet set in the Ninth Circuit.

The Company is continuing to vigorously defend itself in this matter; however, at this time, the Company is not able to determine the likelihood of any outcome regarding the underlying claims, and is not able to reasonably estimate the possible loss or range of loss.

18.SUBSEQUENT EVENTS

On October 21, 2025, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.035, from $0.315 to $0.350 per Company common share, and then declared a regular quarterly cash dividend of $0.350 per Company common share. The dividend will be paid on November 20, 2025, to shareholders of record on the close of business on November 5, 2025.

Subsequent to September 30, 2025 and through the date the accompanying condensed financial statements were issued, the Company repurchased 20,894 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $3,622.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Revenues	$2,458,378	100.0%	$2,338,488	100.0%	$7,093,609	100.0%	$6,659,308	100.0%
Cost of operations	1,406,854	57.2	1,344,079	57.5	4,091,153	57.7	3,866,932	58.1
Selling, general and administrative	236,476	9.6	222,526	9.5	729,576	10.3	672,110	10.1
Depreciation	263,999	10.7	248,473	10.7	763,727	10.7	712,392	10.7
Amortization of intangibles	51,331	2.1	45,170	1.9	149,209	2.1	129,584	2.0
Impairments and other operating items	60,127	2.5	2,897	0.1	70,598	1.0	11,441	0.1
Operating income	439,591	17.9	475,343	20.3	1,289,346	18.2	1,266,849	19.0

Interest expense	(84,449)	(3.5)	(83,520)	(3.6)	(248,074)	(3.5)	(244,385)	(3.6)
Interest income	5,090	0.2	3,331	0.2	9,174	0.1	9,391	0.1
Other income, net	14,542	0.6	4,904	0.2	26,463	0.4	12,727	0.2
Income tax provision	(88,503)	(3.6)	(92,012)	(3.9)	(258,852)	(3.7)	(232,008)	(3.5)
Net income	286,271	11.6	308,046	13.2	818,057	11.5	812,574	12.2
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	1,003	0.0
Net income attributable to Waste Connections	$286,271	11.6%	$308,046	13.2%	$818,057	11.5%	$813,577	12.2%

Revenues.  Total revenues increased $119.9 million, or 5.1%, to $2.458 billion for the three months ended September 30, 2025, from $2.338 billion for the three months ended September 30, 2024. Total revenues increased $434.3 million, or 6.5%, to $7.094 billion for the nine months ended September 30, 2025, from $6.659 billion for the nine months ended September 30, 2024.

Acquisitions closed during, or subsequent to, the three and nine months ended September 30, 2024, increased revenues by $79.7 million and $325.7 million, respectively, for the three and nine months ended September 30, 2025.

Operations that were divested during, or subsequent to, the three and nine months ended September 30, 2024, decreased revenues by $3.1 million and $6.9 million, respectively, for the three and nine months ended September 30, 2025.

The impact of operations that were closed during, or subsequent to, the three and nine months ended September 30, 2024, decreased revenues by $14.4 million and $49.3 million, respectively, for the three and nine months ended September 30, 2025.

During the three months ended September 30, 2025, the net increase in prices charged to our customers at our existing operations was $132.1 million, consisting of $134.3 million of core price increases and decreases in surcharges of $2.2 million. During the nine months ended September 30, 2025, the net increase in prices charged to our customers at our existing operations was $394.4 million, consisting of $404.4 million of core price increases and decreases in surcharges of $10.0 million.

During the three and nine months ended September 30, 2025, we recognized volume losses totaling $59.4 million and $181.4 million, respectively, resulting from a decrease in roll off volumes, lower post-collection volumes in our Eastern and Central segments, lower residential collection volumes due primarily to the purposeful shedding of certain low-margin municipal contracts and lower commercial revenues.

E&P waste revenues at facilities owned during the three and nine months ended September 30, 2025 increased $10.4 million and $13.5 million, respectively, due to nominal increases in overall activity levels in our Canada segment.

Revenues from sales of recyclable commodities at facilities owned during the three and nine months ended September 30, 2025 and 2024 decreased $17.1 million and $26.1 million, respectively. The decreases were primarily attributable to lower prices for old corrugated cardboard, partially offset by an increase in volumes and an increase in the prices of certain grades of metal as compared to the prior periods.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $3.4 million and $23.7 million for the three and nine months ended September 30, 2025, respectively. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7260 and 0.7333 for the three months ended September 30, 2025 and 2024, respectively. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7158 and 0.7348 for the nine months ended September 30, 2025 and 2024, respectively.

Other revenues decreased $4.9 million during the three months ended September 30, 2025, due primarily to a $6.4 million decrease in landfill gas revenues on lower values of renewable energy credits, partially offset by contributions from new facilities, as well as a $0.8 million increase in other non-core revenue sources and a $0.7 million increase in intermodal revenues. Other revenues decreased $11.9 million during the nine months ended September 30, 2025, due primarily to an $11.4 million decrease in landfill gas revenues on lower values of renewable energy credits and a $2.0 million decrease in intermodal revenues, partially offset by a $1.5 million increase in other non-core revenue sources.

Cost of Operations. Total cost of operations increased $62.8 million, or 4.7%, to $1.407 billion for the three months ended September 30, 2025, from $1.344 billion for the three months ended September 30, 2024. The increase was primarily the result of $38.3 million of additional operating costs from acquisitions closed during, or subsequent to, the three months ended September 30, 2024, and an increase in operating costs at our existing operations of $28.6 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $1.5 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $2.6 million from operations divested during, or subsequent to, the three months ended September 30, 2024.

The increase in operating costs of $28.6 million, assuming foreign currency parity, at our existing operations for the three months ended September 30, 2025, consisted of higher labor and recurring incentive compensation expenses of $14.5 million, an increase in trucking costs of $7.7 million, higher risk management expenses of $6.9 million, an increase in other landfill operating costs of $2.8 million, an increase in taxes on revenues of $2.2 million and a net increase of other expenses of $1.8 million, partially offset by a decrease in disposal costs of $3.6 million, lower truck, container, equipment and facility maintenance and repair expenses of $2.4 million and a decrease in fuel expense of $1.3 million due to diesel prices.

Total cost of operations increased $224.2 million, or 5.8%, to $4.091 billion for the nine months ended September 30, 2025, from $3.867 billion for the nine months ended September 30, 2024. The increase was primarily the result of $161.2 million of additional operating costs from acquisitions closed during, or subsequent to, the nine months ended September 30, 2024, and an increase in operating costs at our existing operations of $80.1 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $11.6 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $5.5 million from operations divested during, or subsequent to, the nine months ended September 30, 2024.

The increase in operating costs of $80.1 million, assuming foreign currency parity, at our existing operations for the nine months ended September 30, 2025, consisted of higher labor and recurring incentive compensation expenses of $41.6 million, an increase in risk management expenses of $21.3 million, higher trucking costs of $15.5 million, an increase in post-closure liability interest accretion expense of $12.2 million, an increase in benefits costs of $8.3 million and higher taxes on revenues of $4.4 million, partially offset by a decrease in fuel expense of $11.0 million due to diesel prices, lower disposal costs of $3.7 million, a decrease in other landfill operating costs of $3.2 million, lower truck, container, equipment and facility maintenance and repair expenses of $3.1 million and a net decrease of other expenses of $2.2 million.

Cost of operations as a percentage of revenues decreased 0.3 percentage points to 57.2% for the three months ended September 30, 2025, from 57.5% for the three months ended September 30, 2024. The decrease as a percentage of revenues was primarily driven by the impact of price-led revenue growth, a 0.4 percentage point decrease in disposal costs, a 0.3 percentage point decrease in truck, container, equipment and facility maintenance and repair expenses and a 0.2 percentage point decrease in fuel costs due to diesel prices, partially offset by a 0.2 percentage point increase due to operations closed subsequent to the prior period, a 0.2 percentage point increase due to higher risk management costs and a 0.2 percentage point increase due to higher trucking costs.

Cost of operations as a percentage of revenues decreased 0.4 percentage points to 57.7% for the nine months ended September 30, 2025, from 58.1% for the nine months ended September 30, 2024. The decrease as a percentage of revenues was primarily driven by the impact of price-led revenue growth, a 0.3 percentage point decrease due to the impact of acquisitions having lower operating costs as a percentage of revenue as compared to existing operations, a 0.3 percentage point decrease in fuel costs due to diesel prices, a 0.2 percentage point decrease in disposal costs as a result of increased internalization in certain markets and a 0.2 percentage point decrease in truck, container, equipment and facility maintenance and repair expenses, partially offset by a 0.3 percentage point increase due to higher risk management costs, a 0.2 percentage point increase in labor and benefits costs and a 0.1 percentage point increase from all other net changes.

SG&A. SG&A expenses increased $14.0 million, or 6.3%, to $236.5 million for the three months ended September 30, 2025, from $222.5 million for the three months ended September 30, 2024. The increase was comprised of $9.7 million, assuming foreign currency parity, at our existing operations and $4.6 million from acquisitions closed during, or subsequent to, the three months ended September 30, 2024, partially offset by a decrease of $0.3 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in SG&A expenses at our existing operations of $9.7 million, assuming foreign currency parity, for the three months ended September 30, 2025, was comprised of an increase in incentive compensation expense of $7.6 million, higher administrative payroll expenses of $4.4 million and $1.9 million of other net expense increases, partially offset by a decrease in direct acquisition expenses of $4.2 million.

SG&A expenses increased $57.5 million, or 8.6%, to $729.6 million for the nine months ended September 30, 2025, from $672.1 million for the nine months ended September 30, 2024. The increase was comprised of $38.0 million, assuming foreign currency parity, at our existing operations and $21.8 million from acquisitions closed during, or subsequent to, the nine months ended September 30, 2024, partially offset by a decrease of $2.3 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in SG&A expenses at our existing operations of $38.0 million, assuming foreign currency parity, for the nine months ended September 30, 2025, was comprised of higher administrative payroll expenses of $23.5 million, an increase in professional fees of $8.9 million, an increase in incentive compensation expense of $7.5 million, a collective increase in travel and meetings expenses and charitable contributions of $3.4 million, higher software license fees of $2.2 million, an increase in lease costs of $2.1 million and $0.9 million of other net expense increases, partially offset by a decrease in direct acquisition expenses of $5.4 million and decreased expenses for uncollectible accounts receivable of $5.1 million.

SG&A expenses as a percentage of revenues increased 0.1 percentage point to 9.6% for the three months ended September 30, 2025, from 9.5% for the three months ended September 30, 2024. The increase as a percentage of revenues was primarily driven by a 0.3 percentage point increase in administrative payroll and incentive compensation expenses as a percentage of revenue, partially offset by a 0.2 percentage point decrease in direct acquisition expenses as a percentage of revenue.

SG&A expenses as a percentage of revenues increased 0.2 percentage points to 10.3% for the nine months ended September 30, 2025, from 10.1% for the nine months ended September 30, 2024. The increase as a percentage of revenues was primarily driven by a 0.3 percentage point increase in administrative payroll and incentive compensation expenses, partially offset by a 0.1 percentage point decrease in SG&A expenses from acquisitions closed during, or subsequent to, the nine months ended September 30, 2024.

Depreciation. Depreciation expense increased $15.5 million, or 6.2%, to $264.0 million for the three months ended September 30, 2025, from $248.5 million for the three months ended September 30, 2024. The increase was comprised of an increase in depreciation expense of $10.7 million from the impact of additions to our fleet and equipment purchased to support our existing operations and an increase in depreciation and depletion expense of $8.2 million from acquisitions closed during, or subsequent to, the three months ended September 30, 2024, partially offset by a decrease of $2.8 million in depletion expense, a decrease of $0.4 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $0.2 million from operations divested during, or subsequent to, the three months ended September 30, 2024.

Depreciation expense increased $51.3 million, or 7.2%, to $763.7 million for the nine months ended September 30, 2025, from $712.4 million for the nine months ended September 30, 2024. The increase was comprised of an increase in depreciation and depletion expense of $36.7 million from acquisitions closed during, or subsequent to, the nine months ended September 30, 2024, and an increase in depreciation expense of $31.1 million from the impact of additions to our fleet and equipment purchased to support our existing operations, partially offset by a decrease of $13.1 million in depletion expense, a decrease of $2.8 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $0.6 million from operations divested during, or subsequent to, the nine months ended September 30, 2024.

Depreciation expense as a percentage of revenues remained flat at 10.7% for the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024. For both comparable periods, depreciation expense as a percentage of revenues was impacted by capital expenditures to support our existing operations and acquisitions closed during, or subsequent to, the three and nine months ended September 30, 2024 having higher depreciation expense as a percentage of revenue than our company average, partially offset by the impact of decreased depletion expenses as a result of lower landfill volumes.

Amortization of Intangibles. Amortization of intangibles expense increased $6.1 million, or 13.6%, to $51.3 million for the three months ended September 30, 2025, from $45.2 million for the three months ended September 30, 2024. The increase was the result of $6.6 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended September 30, 2024, partially offset by a decrease of $0.4 million from certain intangible assets becoming fully amortized subsequent to September 30, 2024 and a decrease of $0.1 million due to a lower average foreign currency exchange rate in effect during the current period.

Amortization of intangibles expense increased $19.6 million, or 15.1%, to $149.2 million for the nine months ended September 30, 2025, from $129.6 million for the nine months ended September 30, 2024. The increase was the result of $27.8 million from intangible assets acquired in acquisitions closed during, or subsequent to, the nine months ended September 30, 2024, partially offset by a decrease of $7.4 million from certain intangible assets becoming fully amortized subsequent to September 30, 2024, a decrease of $0.7 million due to a lower average foreign currency exchange rate in effect during the current period and a decrease of $0.1 million due to intangible assets divested subsequent to the nine months ended September 30, 2024.

Amortization of intangibles expense as a percentage of revenues increased 0.2 percentage points to 2.1% for the three months ended September 30, 2025, from 1.9% for the three months ended September 30, 2024. The increase as a percentage of revenues was primarily driven by a 0.2 percentage point increase related to acquisitions closed during, or subsequent to, the three months ended September 30, 2024 having higher amortization expense as a percentage of revenue than our company average.

Amortization of intangibles expense as a percentage of revenues increased 0.1 percentage points to 2.1% for the nine months ended September 30, 2025, from 2.0% for the nine months ended September 30, 2024. The increase as a percentage of revenues was primarily driven by a 0.3 percentage point increase related to acquisitions closed during, or subsequent to, the nine months ended September 30, 2024 having higher amortization expense as a percentage of revenue than our company average, partially offset by a 0.2 percentage point decrease related to certain intangible assets becoming fully amortized subsequent to September 30, 2024.

Impairments and Other Operating Items. Impairments and other operating items increased $57.2 million, to net losses totaling $60.1 million for the three months ended September 30, 2025, from net losses totaling $2.9 million for the three months ended September 30, 2024.

The net losses of $60.1 million recorded during the three months ended September 30, 2025 consisted of net losses of $30.4 million for an environmental liability at an operating facility in the period, net losses of $25.4 million for charges to write off the carrying cost of certain contracts and non-operating facility permits that were not, or are not expected to be, renewed prior to the original estimated termination date and net losses of $4.3 million on the disposal of property and equipment.

The net losses of $2.9 million recorded during the three months ended September 30, 2024 consisted of $2.1 million of net losses on the disposal of property and equipment and $0.8 million of other net losses.

Impairments and other operating items increased $59.2 million, to net losses totaling $70.6 million for the nine months ended September 30, 2025, from net losses totaling $11.4 million for the nine months ended September 30, 2024.

The net losses of $70.6 million recorded during the nine months ended September 30, 2025 consisted of net losses of $30.4 million for an environmental liability at an operating facility in the period, net losses of $29.1 million for charges to write off the carrying cost of certain contracts and non-operating facility permits that were not, or are not expected to be, renewed prior to the original estimated termination date and net losses of $12.1 million on the disposal of property and equipment, partially offset by other net gains of $1.0 million.

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

Operating Income. Operating income decreased $35.7 million, or 7.5%, to $439.6 million for the three months ended September 30, 2025, from $475.3 million for the three months ended September 30, 2024. Operating income increased $22.5 million, or 1.8%, to $1.289 billion for the nine months ended September 30, 2025, from $1.267 billion for the nine months ended September 30, 2024.

The decrease in our operating income for the three months ended September 30, 2025 was due primarily to increased impairments and other operating expenses, increased labor and benefits costs, an increase in trucking costs and higher risk management costs, partially offset by price increases for our solid waste services and operating income generated from acquisitions closed during, or subsequent to, the three months ended September 30, 2024.

The increase in our operating income for the nine months ended September 30, 2025 was due primarily to price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the nine months ended September 30, 2024, and lower fuel costs, partially offset by increased impairments and other operating items, higher labor and benefits costs, higher risk management costs and an increase in trucking costs.

Operating income as a percentage of revenues decreased 2.4 percentage points to 17.9% for the three months ended September 30, 2025, from 20.3% for the three months ended September 30, 2024. The decrease as a percentage of revenues was comprised of a 2.4 percentage point increase in impairments and other operating items, a 0.2 percentage point increase in amortization expense and a 0.1 percentage point increase in selling, general and administrative expenses, partially offset by a 0.3 percentage point decrease in cost of operations.

Operating income as a percentage of revenues decreased 0.8 percentage points to 18.2% for the nine months ended September 30, 2025, from 19.0% for the nine months ended September 30, 2024. The decrease as a percentage of revenues was comprised of a 0.9 percentage point increase in impairments and other operating items, a 0.2 percentage point increase in selling, general and administrative expenses and a 0.1 percentage point increase in amortization expense, partially offset by a 0.4 percentage point decrease in cost of operations.

Interest Expense. Interest expense increased $0.9 million, or 1.1%, to $84.4 million for the three months ended September 30, 2025, from $83.5 million for the three months ended September 30, 2024. The increase was primarily attributable to an increase of $6.5 million from the issuance of $500.0 million of senior unsecured notes in June 2025 and an increase of $0.6 million due to an increase in the average borrowings outstanding under our credit facilities during the three months ended September 30, 2025, partially offset by a decrease of $6.2 million from lower interest rates on borrowings outstanding during the comparable periods.

Interest expense increased $3.7 million, or 1.5%, to $248.1 million for the nine months ended September 30, 2025, from $244.4 million for the nine months ended September 30, 2024. The increase was primarily attributable to an increase of $8.5 million from the issuance of $500.0 million of senior unsecured notes during the nine months ended September 30, 2025, an increase of $7.2 million from the issuance of CAD $500.0 million of senior unsecured notes and an increase of $5.3 million from the issuance of $750.0 million of senior unsecured notes in the prior period and an increase of $3.1 million due to higher average borrowings outstanding under our credit facilities during the nine months ended September 30, 2025, partially offset by a decrease of $18.5 million from lower interest rates on borrowings outstanding during the comparable periods and a decrease of $1.9 million for other net expense decreases.

Interest Income. Interest income increased $1.8 million, or 52.8%, to $5.1 million for the three months ended September 30, 2025, from $3.3 million for the three months ended September 30, 2024. The increase was primarily attributable to higher average investment rates in the current periods. Interest income decreased $0.2 million, or 2.3%, to $9.2 million for the nine months ended September 30, 2025, from $9.4 million for the nine months ended September 30, 2024.  The decrease was primarily attributable to lower average investment rates in the current periods.

Other Income, Net. Other income, net increased $9.6 million to an income total of $14.5 million for the three months ended September 30, 2025, from an income total of $4.9 million for the three months ended September 30, 2024.

Other income of $14.5 million recorded during the three months ended September 30, 2025 consisted of $8.1 million from proceeds on insurance claims, $2.9 million from a decrease in the average foreign currency exchange rate in effect during the comparable reporting period, $2.3 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations and $1.2 million of income from other sources.

Other income of $4.9 million recorded during the three months ended September 30, 2024 consisted of a $2.1 million increase in the value of investments purchased to fund our employee deferred compensation obligations and $2.8 million in other net income sources.

Other income, net increased $13.8 million to an income total of $26.5 million for the nine months ended September 30, 2025, from an income total of $12.7 million for the nine months ended September 30, 2024.

Other income of $26.5 million recorded during the nine months ended September 30, 2025 consisted of $10.5 million from proceeds on insurance claims, $6.8 million of gains from a decrease in the average foreign currency exchange rate in effect during the comparable reporting period, $3.7 million from a vendor rebate and the reimbursement of expenditures, $3.7 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations and $1.8 million of income from other sources.

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

Income Tax Provision.  Income taxes decreased $3.5 million, to $88.5 million for the three months ended September 30, 2025, from $92.0 million for the three months ended September 30, 2024. Our effective tax rate for the three months ended September 30, 2025 was 23.6%. Our effective tax rate for the three months ended September 30, 2024 was 23.0%. Income taxes increased $26.9 million, to $258.9 million for the nine months ended September 30, 2025, from $232.0 million for the nine months ended September 30, 2024. Our effective tax rate for the nine months ended September 30, 2025 was 24.0%. Our effective tax rate for the nine months ended September 30, 2024 was 22.2%.

The income tax provision for the three and nine months ended September 30, 2025 included a benefit of $0.1 million and $4.9 million, respectively, from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commercial	$750,384	$680,444	$2,194,417	$1,980,228
Residential	600,832	574,305	1,764,676	1,687,899
Industrial and construction roll off	379,123	367,559	1,083,107	1,052,339
Total collection	1,730,339	1,622,308	5,042,200	4,720,466
Landfill	414,614	418,508	1,155,449	1,177,899
Transfer	389,828	358,420	1,091,031	1,010,528
Recycling	58,351	69,748	188,855	182,071
E&P	188,679	154,202	517,695	375,176
Intermodal and other	42,686	47,341	133,170	145,979
Intercompany	(366,119)	(332,039)	(1,034,791)	(952,811)
Total	$2,458,378	$2,338,488	$7,093,609	$6,659,308

For the nine months ended September 30, 2025, we managed our operations through the following six geographic solid waste operating segments: Western, Southern, Eastern, Central, Canada and MidSouth. Our six geographic solid waste operating segments comprise our reportable segments.  Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Certain corporate or regional overhead expense allocations may affect comparability of the segment information presented herein on a period-over-period basis.

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

Three Months Ended		Segment		EBITDA
September 30, 2025	Revenue	Expenses	EBITDA (b)	Margin
Western	$486,255	$342,473	$143,782	29.6%
Southern	485,394	327,038	158,356	32.6%
Eastern	440,770	319,770	121,000	27.5%
Central	413,389	262,741	150,648	36.4%
Canada	349,766	189,851	159,915	45.7%
MidSouth	282,804	202,163	80,641	28.5%
Corporate(a)	—	(706)	706	—
	$2,458,378	$1,643,330	$815,048	33.2%

Three Months Ended		Segment		EBITDA
September 30, 2024	Revenue	Expenses	EBITDA (b)	Margin
Western	$476,237	$328,747	$147,490	31.0%
Southern	453,215	308,831	144,384	31.9%
Eastern	407,668	293,661	114,007	28.0%
Central	391,740	248,254	143,486	36.6%
Canada	342,058	188,478	153,580	44.9%
MidSouth	267,570	190,559	77,011	28.8%
Corporate(a)	—	8,075	(8,075)	—
	$2,338,488	$1,566,605	$771,883	33.0%

Nine Months Ended		Segment		EBITDA
September 30, 2025	Revenue	Expenses	EBITDA	Margin
Western	$1,386,322	$1,002,225	$384,097	27.7%
Southern	1,415,741	954,378	461,363	32.6%
Eastern	1,286,253	947,818	338,435	26.3%
Central	1,188,859	763,082	425,777	35.8%
Canada	995,914	544,487	451,427	45.3%
MidSouth	820,520	592,471	228,049	27.8%
Corporate(a)	—	16,268	(16,268)	—
	$7,093,609	$4,820,729	$2,272,880	32.0%

Nine Months Ended		Segment		EBITDA
September 30, 2024	Revenue	Expenses	EBITDA	Margin
Western	$1,352,449	$957,475	$394,974	29.2%
Southern	1,311,437	900,117	411,320	31.4%
Eastern	1,153,835	841,734	312,101	27.0%
Central	1,138,708	730,491	408,217	35.8%
Canada	941,629	530,540	411,089	43.7%
MidSouth	761,250	551,999	209,251	27.5%
Corporate(a)	—	26,686	(26,686)	—
	$6,659,308	$4,539,042	$2,120,266	31.8%

____________________

(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA for our Corporate segment for the periods presented.
(b)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in our most recent Annual Report on Form 10-K.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 10 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue, segment expenses and EBITDA for our reportable segments for the three and nine month periods ended September 30, 2025, compared to the three and nine month periods ended September 30, 2024, are discussed below.

Western

Revenue increased $10.1 million to $486.3 million for the three months ended September 30, 2025, from $476.2 million for the three months ended September 30, 2024. Revenue increased $33.9 million to $1.386 billion for the nine months ended September 30, 2025, from $1.352 billion for the nine months ended September 30, 2024. The increases for the three and nine months ended September 30, 2025 were due to price increases, contributions from acquisitions and increases in residential and commercial collection volumes, partially offset by a decrease from an operation closed subsequent to the prior period and a decrease in recyclable commodity revenues as compared to the prior period.

Segment expenses increased $13.8 million to $342.5 million for the three months ended September 30, 2025, from $328.7 million for the three months ended September 30, 2024. Segment expenses increased $44.7 million to $1.002 billion for the nine months ended September 30, 2025, from $957.5 million for the nine months ended September 30, 2024. The increases to segment expenses for the three and nine months ended September 30, 2025 were due to an increase in expenses from acquisitions closed during the comparable periods, increased labor and benefits costs, an increase in allocated corporate overhead, increased operating costs associated with higher collection volumes and higher risk management expenses, partially offset by a decrease from an operation closed subsequent to the prior period and lower landfill monitoring and maintenance costs.

EBITDA decreased $3.7 million to $143.8 million, or a 29.6% EBITDA margin for the three months ended September 30, 2025, from $147.5 million, or a 31.0% EBITDA margin for the three months ended September 30, 2024. EBITDA decreased $10.9 million to $384.1 million, or a 27.7% EBITDA margin for the nine months ended September 30, 2025, from $395.0 million, or a 29.2% EBITDA margin for the nine months ended September 30, 2024. The decreases in our EBITDA margin for the three and nine months ended September 30, 2025 were due to an operation closed subsequent to the prior period, an increase in allocated corporate overhead expenses, higher risk management costs and an increase in fuel costs, partially offset by price-led increases in revenue and a decrease in landfill monitoring and maintenance costs.

Southern

Revenue increased $32.2 million to $485.4 million for the three months ended September 30, 2025, from $453.2 million for the three months ended September 30, 2024. Revenue increased $104.3 million to $1.416 billion for the nine months ended September 30, 2025, from $1.311 billion for the nine months ended September 30, 2024. The increases for the three and nine months ended September 30, 2025 were due to contributions from acquisitions and price increases, partially offset by lower commercial and residential collection volumes, a decrease in roll off volumes, lower E&P waste revenues attributable to decreases in drilling and production activity and a decrease in recyclable commodity revenues as compared to the prior period.

Segment expenses increased $18.2 million to $327.0 million for the three months ended September 30, 2025, from $308.8 million for the three months ended September 30, 2024. Segment expenses increased $54.3 million to $954.4 million for the nine months ended September 30, 2025, from $900.1 million for the nine months ended September 30, 2024. The increases to segment expenses for the three and nine months ended September 30, 2025 were due to an increase in expenses from acquisitions closed during the comparable periods, an increase in allocated corporate overhead, higher risk management costs, higher labor costs, an increase in third-party brokerage and higher landfill monitoring and maintenance costs, partially offset by a decrease in truck, container, equipment and facility maintenance and repair expenses, lower fuel costs, a decrease in expenses from operations divested during the current period and lower disposal expense.

EBITDA increased $14.0 million to $158.4 million, or a 32.6% EBITDA margin for the three months ended September 30, 2025, from $144.4 million, or a 31.9% EBITDA margin for the three months ended September 30, 2024. EBITDA increased $50.1 million to $461.4 million, or a 32.6% EBITDA margin for the nine months ended September 30, 2025, from $411.3 million, or a 31.4% EBITDA margin for the nine months ended September 30, 2024. The increases in our EBITDA margin for the three and nine months ended September 30, 2025 were due to price-led increases in revenue, the impact of acquisitions having higher EBITDA margins than our segment average, lower fuel costs and a decrease in truck, container, equipment and facility maintenance and repair expenses, partially offset by lower E&P activity from decreases in drilling and production activity, higher risk management costs, higher allocated corporate overhead and increased landfill monitoring and maintenance costs.

Eastern

Revenue increased $33.1 million to $440.8 million for the three months ended September 30, 2025, from $407.7 million for the three months ended September 30, 2024. Revenue increased $132.4 million to $1.286 billion for the nine months ended September 30, 2025, from $1.154 billion for the nine months ended September 30, 2024. The increases for the three and nine months ended September 30, 2025 were due to contributions from acquisitions and price increases, partially offset by decreases in roll off and post-collection volumes, lower commercial collection volumes due to the purposeful non-renewal of lower margin contracts and a decrease in recyclable commodity revenues as compared to the prior period.

Segment expenses increased $26.1 million to $319.8 million for the three months ended September 30, 2025, from $293.7 million for the three months ended September 30, 2024. Segment expenses increased $106.1 million to $947.8 million for the nine months ended September 30, 2025, from $841.7 million for the nine months ended September 30, 2024. The increases to segment expenses for the three and nine months ended September 30, 2025 were due to an increase in expenses from acquisitions closed during the comparable periods, increases in allocated corporate overhead, an increase in labor costs, higher risk management expenses, an increase in trucking costs due to higher transfer volumes and an increase in truck, container, equipment and facility maintenance and repair expenses, partially offset by lower fuel costs due to diesel prices, a decrease in landfill monitoring and maintenance costs and lower disposal expense.

EBITDA increased $7.0 million to $121.0 million, or a 27.5% EBITDA margin for the three months ended September 30, 2025, from $114.0 million, or a 28.0% EBITDA margin for the three months ended September 30, 2024. EBITDA increased $26.3 million to $338.4 million, or a 26.3% EBITDA margin for the nine months ended September 30, 2025, from $312.1 million, or a 27.0% EBITDA margin for the nine months ended September 30, 2024. The decreases in our EBITDA margin for the three and nine months ended September 30, 2025 were due primarily to higher allocated corporate overhead, higher risk management expenses, higher labor costs and an increase in truck, container, equipment and facility maintenance and repair expenses, partially offset by price-led revenue growth, the impact of acquisitions having higher EBITDA margins than our segment average, lower fuel costs and a decrease in landfill monitoring and maintenance costs.

Central

Revenue increased $21.7 million to $413.4 million for the three months ended September 30, 2025, from $391.7 million for the three months ended September 30, 2024. Revenue increased $50.2 million to $1.189 billion for the nine months ended September 30, 2025, from $1.139 billion for the nine months ended September 30, 2024. The increases for the three and nine months ended September 30, 2025 were due to price increases and contributions from acquisitions, partially offset by lower roll-off and post-collection volumes and a decrease in recyclable commodity revenues.

Segment expenses increased $14.4 million to $262.7 million for the three months ended September 30, 2025, from $248.3 million for the three months ended September 30, 2024. Segment expenses increased $32.6 million to $763.1 million for the nine months ended September 30, 2025, from $730.5 million for the nine months ended September 30, 2024. The increases to segment expenses for the three and nine months ended September 30, 2025 were due to an increase in labor and benefits expenses, an increase in allocated corporate overhead, higher risk management costs, higher disposal expense and an increase in truck, container, equipment and facility maintenance and repair expenses partially offset by decreased expenses for uncollectible accounts receivable.

EBITDA increased $7.1 million to $150.6 million, or a 36.4% EBITDA margin for the three months ended September 30, 2025, from $143.5 million, or a 36.6% EBITDA margin for the three months ended September 30, 2024. EBITDA increased $17.6 million to $425.8 million, or a 35.8% EBITDA margin for the nine months ended September 30, 2025, from $408.2 million, or a 35.8% EBITDA margin for the nine months ended September 30, 2024. The decrease in our EBITDA margin for the three months ended September 30, 2025 was due to higher risk management costs and an increase in allocated corporate overhead, partially offset by price-led revenue growth, lower fuel costs and a reduction in expenses related to uncollectible accounts receivable driven by improved collection efforts. EBITDA margin for the nine months ended September 30, 2025 was favorably impacted by price-led revenue growth, lower fuel costs and a decrease in labor and benefits expenses relative to revenue, offset by higher risk management costs and an increase in allocated corporate overhead.

Canada

Revenue increased $7.7 million to $349.8 million for the three months ended September 30, 2025, from $342.1 million for the three months ended September 30, 2024. Revenue increased $54.3 million to $995.9 million for the nine months ended September 30, 2025, from $941.6 million for the nine months ended September 30, 2024. The increases for the three and nine months ended September 30, 2025 were due to price increases, contributions from acquisitions and higher E&P waste revenues attributable to an increase in volumes, partially offset by a decrease in commercial and residential collection volumes, lower landfill gas sales primarily from lower renewable energy credits and a decrease in recyclable commodity revenues.

Segment expenses increased $1.4 million to $189.9 million for the three months ended September 30, 2025, from $188.5 million for the three months ended September 30, 2024. Segment expenses increased $14.0 million to $544.5 million for the nine months ended September 30, 2025, from $530.5 million for the nine months ended September 30, 2024. The increases to segment expenses for the three and nine months ended September 30, 2025 were due to an increase in expenses from acquisitions closed during the comparable periods, higher labor and benefits costs, increased trucking costs and higher taxes associated with incremental volume, partially offset by lower risk management expenses, lower disposal expenses associated with a decrease in roll off and transfer station volumes and a decrease in truck, container, equipment and facility maintenance and repair expenses.

EBITDA increased $6.3 million to $159.9 million, or a 45.7% EBITDA margin for the three months ended September 30, 2025, from $153.6 million, or a 44.9% EBITDA margin for the three months ended September 30, 2024. EBITDA increased $40.3 million to $451.4 million, or a 45.3% EBITDA margin for the nine months ended September 30, 2025, from $411.1 million, or a 43.7% EBITDA margin for the nine months ended September 30, 2024. The increases in our EBITDA margin for the three and nine months ended September 30, 2025 were due to price-led increases in revenue, the impact of acquisitions having higher EBITDA margins than our segment average, favorable fuel pricing, lower risk management expenses and a decrease in truck, container, equipment and facility maintenance and repair expenses, partially offset by an increase in labor and benefits expenses and the decline in renewal energy credit pricing.

MidSouth

Revenue increased $15.2 million to $282.8 million for the three months ended September 30, 2025, from $267.6 million for the three months ended September 30, 2024. Revenue increased $59.3 million to $820.5 million for the nine months ended September 30, 2025, from $761.2 million for the nine months ended September 30, 2024. The increases for the three and nine months ended September 30, 2025 were due to price increases and contributions from acquisitions, partially offset by a decrease in recyclable commodity revenues and a decrease in roll off and residential collection volumes.

Segment expenses increased $11.6 million to $202.2 million for the three months ended September 30, 2025, from $190.6 million for the three months ended September 30, 2024. Segment expenses increased $40.5 million to $592.5 million for the nine months ended September 30, 2025, from $552.0 million for the nine months ended September 30, 2024. The increases to segment expenses for the three and nine months ended September 30, 2025 were due to an increase in expenses from acquisitions closed during the comparable periods, higher labor and benefits expenses, increases in allocated corporate overhead, an increase in landfill monitoring and maintenance costs and higher risk management costs.

EBITDA increased $3.6 million to $80.6 million, or a 28.5% EBITDA margin for the three months ended September 30, 2025, from $77.0 million, or a 28.8% EBITDA margin for the three months ended September 30, 2024. EBITDA increased $18.7 million to $228.0 million, or a 27.8% EBITDA margin for the nine months ended September 30, 2025, from $209.3 million, or a 27.5% EBITDA margin for the nine months ended September 30, 2024. The decrease in our EBITDA margin for the three months ended September 30, 2025 was due primarily to an increase in landfill monitoring and maintenance costs, an increase in allocated corporate overhead and an increase in professional fees, partially offset by price-led revenue growth and lower fuel costs. The increase in our EBITDA margin for the nine months ended September 30, 2025 was due primarily to price-led revenue growth, lower fuel costs due to diesel prices and a reduction in expenses related to uncollectible accounts receivable, partially offset by increased landfill monitoring and maintenance costs, an increase in allocated corporate overhead and higher risk management costs.

Corporate

Segment expenses decreased $8.8 million to income of $0.7 million for the three months ended September 30, 2025, from expenses of $8.1 million for the three months ended September 30, 2024. Segment expenses decreased $10.4 million to $16.3 million for the nine months ended September 30, 2025, from $26.7 million for the nine months ended September 30, 2024. The decreases to segment expenses for the three and nine months ended September 30, 2025 were due to increased allocation of costs to our operating segments and a decrease in deal costs associated with acquisitions closed during the comparable periods, partially offset by higher incentive compensation costs and higher administrative payroll costs to support continued growth in the business and increased professional fees. EBITDA increased $8.8 million and $10.4 million for the three and nine months ended September 30, 2025, respectively, as compared to the prior periods, due to the decrease in segment expenses.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth cash flow information for the nine months ended September 30, 2025 and 2024 (in thousands of U.S. dollars):

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by operating activities	$1,857,190	$1,659,998
Net cash used in investing activities	(1,433,913)	(2,645,810)
Net cash provided by (used in) financing activities	(331,492)	1,040,357
Effect of exchange rate changes on cash, cash equivalents and restricted cash	627	(75)
Net increase in cash, cash equivalents and restricted cash	92,412	54,470
Cash, cash equivalents and restricted cash at beginning of period	198,173	184,038
Cash, cash equivalents and restricted cash at end of period	$290,585	$238,508

Operating Activities Cash Flows

Net cash provided by operating activities increased $197.2 million to $1.857 billion for the nine months ended September 30, 2025, from net cash provided by operating activities of $1.660 billion for the nine months ended September 30, 2024.  The significant components of the increase included the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $211.8 million from an increase in net income, excluding depreciation, adjustments to and payments of contingent consideration, amortization of intangibles, loss on disposal of assets and impairments, adjustments to closure and post-closure liabilities and share-based compensation, due primarily to price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the nine months ended September 30, 2024, and lower fuel costs, partially offset by increased impairments and other operating items, labor and benefits costs, higher risk management costs and an increase in trucking costs.

2)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was favorably impacted by $62.1 million from accounts payable and accrued liabilities as changes in accounts payable and accrued liabilities resulted in an increase to operating cash flows of $147.8 million for the nine months ended September 30, 2025, compared to an increase to operating cash flows of $85.7 million for the nine months ended September 30, 2024. The increase for the nine months ended September 30, 2025 was due primarily to an increase in accrued insurance costs, outstanding obligations to vendors and an increase in accrued payroll. The increase for the nine months ended September 30, 2024 was due primarily to an increase in accrued insurance costs, an increase in outstanding obligations to vendors and an increase in accrued interest due to the timing of interest payments.
3)	Prepaid expenses — Our increase in net cash provided by operating activities was favorably impacted by $43.5 million from prepaid expenses as changes in prepaid expenses resulted in an increase to operating cash flow of $8.6 million for the nine months ended September 30, 2025, compared to a decrease to operating cash flow of $34.9 million for the nine months ended September 30, 2024. The increase for the nine months ended September 30, 2025 was due primarily to a decrease in prepaid expenses related to the quarterly tax provision and a reduction of prepaid insurance costs. The decrease for the nine months ended September 30, 2024 was due primarily to an increase in prepaid expenses related to higher insurance payments.
4)	Deferred revenue — Our increase in net cash provided by operating activities was favorably impacted by $13.1 million from deferred revenue as changes in deferred revenue resulted in an increase to operating cash flows of $24.0 million for the nine months ended September 30, 2025, compared to an increase to operating cash flows of $10.9 million for the nine months ended September 30, 2024. For both comparative periods, deferred revenue increased due to price increases on our advanced billed residential and commercial collection services.
5)	Closure and post-closure expenditures — Our increase in net cash provided by operating activities was unfavorably impacted by $78.1 million from an increase in payments for closure and post-closure activities as changes in expenditures for these items resulted in a decrease to operating cash flows of $223.3 million for the nine months ended September 30, 2025 as compared to a decrease to operating cash flows of $145.2 million for the nine months ended September 30, 2024.
6)	Accounts receivable — Our increase in net cash provided by operating activities was unfavorably impacted by $58.9 million from accounts receivable as changes in accounts receivable resulted in a decrease to operating cash flows of $116.7 million for the nine months ended September 30, 2025, compared to a decrease to operating cash flows of $57.8 million for the nine months ended September 30, 2024. The decrease for the nine months ended September 30, 2025 was driven by higher revenues, which remained as outstanding receivables at the end of the period, and a reduction of receivables turnover relative to the prior period. The decrease for the nine months ended September 30, 2024 was due to increases in revenue, which remained as outstanding receivables at September 30, 2024, partially offset by one additional collection day in the period.

At September 30, 2025, we had a working capital deficit of $684.0 million, including cash and equivalents of $117.6 million.  Our working capital deficit increased $32.1 million from a working capital deficit of $651.9 million at December 31, 2024 including cash and equivalents of $62.4 million, due primarily to an increase in accounts payable from an increase in accrued insurance costs, outstanding obligations to vendors and an increase in accrued payroll, adjustments to contingent consideration and an increase in deferred revenue, partially offset by an increase in outstanding receivables driven by higher revenues and a reduction of receivables turnover relative to the prior period as well as an increase in cash and cash equivalents. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Revolving Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $1.212 billion to $1.434 billion for the nine months ended September 30, 2025, from $2.646 billion for the nine months ended September 30, 2024. The significant components of the decrease included the following:

1)	A decrease in cash paid for acquisitions of $1.383 billion; less
2)	An increase in capital expenditures at operations owned in the comparable period of $102.1 million due to ongoing projects, expenditures for trucks and equipment and landfill site costs, partially offset by a decrease in expenditures for containers and compactors, land and facility improvements;
3)	An increase of $37.0 million from proceeds from the sale of investment in noncontrolling interests in the prior period; and
4)	An increase in capital expenditures at operations acquired during the comparable period of $33.5 million due to expenditures for facility improvements, landfill site costs and trucks and equipment.

Financing Activities Cash Flows

Net cash used in financing activities was $331.5 million for the nine months ended September 30, 2025, compared to net cash provided by financing activities of $1.040 billion for the nine months ended September 30, 2024, representing a decrease of $1.372 billion. The significant components of the decrease included the following:

1)	A decrease from the net change in long-term borrowings of $918.3 million in which long-term borrowings increased $416.6 million during the nine months ended September 30, 2025 and increased $1.335 billion during the nine months ended September 30, 2024;
2)	A decrease from higher payments to repurchase our common shares of $442.2 million during the nine months ended September 30, 2025;
3)	A decrease from higher cash dividends paid of $22.7 million due primarily to an increase in our quarterly dividend rate for the nine months ended September 30, 2025 to $0.315 per share, from $0.285 per share for the nine months ended September 30, 2024; less
4)	An increase from lower payments related to the issuance of debt of $8.6 million in which debt issuance costs increased $4.8 million during the nine months ended September 30, 2025 and increased $13.4 million during the nine months ended September 30, 2024.

On July 22, 2025, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 12,855,691 of our common shares during the period of August 12, 2025 to August 11, 2026 or until such earlier time as the NCIB is completed or terminated at our option. Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Executive Vice President and Chief Financial Officer at (832) 442-2200.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of the common shares, any share buyback taxes applicable and overall market conditions. All common shares purchased under the NCIB will be immediately cancelled following their repurchase.  Information regarding our NCIB can be found under the section “Normal Course Issuer Bid” in Note 16 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis.  In October 2025, we announced that our Board of Directors increased our regular quarterly cash dividend by $0.035, from $0.315 to $0.350 per share.  Cash dividends of $244.0 million and $221.3 million were paid during the nine months ended September 30, 2025 and 2024, respectively. We cannot assure as to the amounts or timing of future dividends.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures, including for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future. We made $794.9 million in capital expenditures for property and equipment during the nine months ended September 30, 2025, and we expect to make total capital expenditures for property and equipment in 2025 of between approximately

$1.200 billion and $1.250 billion, including $75 million to $125 million for renewable natural gas facilities.  We have funded and intend to fund the balance of our planned 2025 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Revolving Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and solid waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Revolving Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Revolving Credit Agreement or raise other capital. Our access to funds under the Revolving Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

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

At September 30, 2025, $2.199 billion under the revolving credit facility was outstanding under the Revolving Credit Agreement, exclusive of outstanding standby letters of credit of $37.6 million. We also had $184.0 million of letters of credit issued and outstanding at September 30, 2025 under a facility other than the Revolving Credit Agreement.  Our Revolving Credit Agreement matures on February 27, 2029.

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

At September 30, 2025, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$8,700,901	$8,619	$13,594	$4,169,179	$4,509,509
Cash interest payments	$2,700,297	$339,711	$670,370	$447,284	$1,242,932
Contingent consideration	$123,556	$89,044	$3,224	$3,224	$28,064
Operating leases	$395,601	$13,818	$108,688	$82,688	$190,407
Final capping, closure and post-closure	$2,362,832	$161,230	$151,199	$47,404	$2,002,999

____________________

Long-term debt payments include:

1)	$2.199 billion in principal payments due February 27, 2029 related to our revolving credit facility under our Revolving Credit Agreement. We may elect to draw amounts on our Revolving Credit Agreement in U.S. dollar term SOFR rate loans, U.S. dollar base rate loans, Canadian dollar term CORRA rate loans, and Canadian dollar prime rate loans. At September 30, 2025, $985.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. term SOFR rate loans, which bear interest at the term SOFR rate plus the applicable margin (for a total rate ranging from 5.04% to 5.16% on such date). At September 30, 2025, $40.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. base rate loans, which bear interest at the base rate plus the applicable margin (for a total rate of 7.25% on such date). At September 30, 2025, $1.167 billion of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based CORRA rate loans, which bear interest at the term CORRA rate plus the applicable margin (for a total rate ranging from 3.71% to 3.88% on such date). At September 30, 2025, $7.2 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based prime rate loans, which bear interest at the Canadian prime rate plus the applicable prime rate margin (for a total rate of 4.70% on such date).
2)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
3)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
4)	$359.2 million in principal payments due 2029 related to our New 2029 Senior Notes. The New 2029 Senior Notes bear interest at a rate of 4.50%.
5)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
6)	$650.0 million in principal payments due 2032 related to our 2032 Senior Notes. The 2032 Senior Notes bear interest at a rate of 2.20%.
7)	$500.0 million in principal payments due 2032 related to our New 2032 Senior Notes. The New 2032 Senior Notes bear interest at a rate of 3.20%.
8)	$750.0 million in principal payments due 2033 related to our 2033 Senior Notes. The 2033 Senior Notes bear interest at a rate of 4.20%.
9)	$750.0 million in principal payments due 2034 related to our 2034 Senior Notes. The 2034 Senior Notes bear interest at a rate of 5.00%.
10)	$500.0 million in principal payments due 2035 related to our 2035 Senior Notes. The 2035 Senior Notes bear interest at a rate of 5.25%.
11)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
12)	$850.0 million in principal payments due 2052 related to our 2052 Senior Notes. The 2052 Senior Notes bear interest at a rate of 2.95%.
13)	$27.5 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at September 30, 2025, and have maturity dates ranging from 2028 to 2044.
14)	$14.9 million in principal payments related to our financing leases. Our financing leases bear interest at rates between 1.89% and 5.35% at September 30, 2025, and have expiration dates ranging from 2026 to 2032.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Revolving Credit Agreement using the term SOFR rate plus the applicable term SOFR margin, the base rate plus the applicable base rate margin, the term CORRA rate plus the applicable margin and the Canadian prime rate plus the applicable prime rate margin at September 30, 2025. We assumed the Revolving Credit Agreement is paid off when it matures in February 2029.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the term SOFR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $109.1 million recorded as liabilities in our Condensed Consolidated Financial Statements at September 30, 2025, and $14.4 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$152,768	$120,987	$31,160	$621	$—

____________________

(1)	We are party to unconditional purchase obligations. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At September 30, 2025, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 50.8 million gallons remaining to be purchased for a total of $152.8 million. The current fuel purchase contracts expire on or before September 30, 2029. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2025, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P waste operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $2.143 billion and $2.011 billion at September 30, 2025 and December 31, 2024, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2025, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the nine month periods ended September 30, 2025 and 2024, at all of our landfills during the respective period, is shown below (tons in thousands):

	Nine Months Ended September 30,
	2025		2024
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	106	38,667	107	39,418
Operated landfills	7	527	7	538
	113	39,194	114	39,956

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three and nine month periods ended September 30, 2025 and 2024, is calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income attributable to Waste Connections	$286,271	$308,046	$818,057	$813,577
Less: Net loss attributable to noncontrolling interests	—	—	—	(1,003)
Plus: Income tax provision	88,503	92,012	258,852	232,008
Plus: Interest expense	84,449	83,520	248,074	244,385
Less: Interest income	(5,090)	(3,331)	(9,174)	(9,391)
Plus: Depreciation and amortization	315,330	293,643	912,936	841,976
Plus: Closure and post-closure accretion	11,963	7,387	35,779	22,879
Plus: Impairments and other operating items	60,127	2,897	70,598	11,441
Less: Other income, net	(14,542)	(4,904)	(26,463)	(12,727)
Adjustments:
Plus: Transaction-related expenses (a)	3,835	8,067	19,778	25,169
Plus (less): Fair value changes to equity awards (b)	(509)	99	527	1,602
Adjusted EBITDA	$830,337	$787,436	$2,328,964	$2,169,916

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as valuation measures in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the three and nine month periods ended September 30, 2025 and 2024, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Reported net income attributable to Waste Connections	$286,271	$308,046	$818,057	$813,577
Adjustments:
Amortization of intangibles (a)	51,331	45,170	149,209	129,584
Impairments and other operating items (b)	60,127	2,897	70,598	11,441
Transaction-related expenses (c)	3,835	8,067	19,778	25,169
Fair value changes to equity awards (d)	(509)	99	527	1,602
Tax effect (e)	(29,005)	(14,275)	(59,903)	(42,655)
Adjusted net income attributable to Waste Connections	$372,050	$350,004	$998,266	$938,718

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$1.11	$1.19	$3.16	$3.15
Adjusted net income	$1.44	$1.35	$3.86	$3.63

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	The aggregate tax effect of the adjustments in footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.

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

At September 30, 2025, our derivative instruments included four interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at September 30, 2025 and December 31, 2024, of $1.399 billion and $1.364 billion, respectively, including floating rate debt under our Revolving Credit Agreement. A one percentage point increase in interest rates on our variable-rate debt at September 30, 2025 and December 31, 2024, would decrease our annual pre-tax income by approximately $14.0 million and $13.6 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At September 30, 2025, we had no fuel hedge agreements in place; however, we have entered into fixed price diesel fuel purchase contracts for the nine months ended September 30, 2025 as described below.

For the year ending December 31, 2025, we expect to purchase approximately 92.7 million gallons of diesel fuel, of which 52.2 million gallons will be purchased at market prices and 40.5 million gallons will be purchased under our fixed price diesel fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the three month period of October 1, 2025 to December 31, 2025, we expect to purchase approximately 13.0 million gallons of diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of diesel fuel over the remaining three months in 2025 would decrease our pre-tax income during this period by approximately $1.3 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the nine months ended September 30, 2025 and 2024, would have had a $18.2 million and $17.5 million impact on revenues, respectively.

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

Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded as of September 30, 2025, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Information regarding our legal proceedings can be found in Note 17 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2025, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our NCIB to purchase up to 12,855,691 of our common shares during the period of August 12, 2025 to August 11, 2026 or until such earlier time as the NCIB is completed or terminated at our option. The renewal followed the conclusion of our NCIB that expired August 11, 2025.  We received TSX approval for our annual renewal of the NCIB on August 8, 2025.  Under the NCIB, we may make share repurchases only in the open market, including on the TSX, the NYSE, the NYSE Texas, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction.  The timing and amounts of any repurchases pursuant to the NCIB will depend on many factors, including our capital structure, the market price of the common shares, any buyback taxes applicable and overall market conditions.  All common shares purchased under the NCIB shall be immediately cancelled following their repurchase. As of September 30, 2025, we have repurchased 2.4 million of our common shares pursuant to the NCIB in effect during that period at an aggregate cost of $442.2 million, or an average price of $184.75 per share.  The table below reflects repurchases we made during the three months ended September 30, 2025 (in thousands of U.S. dollars, except share and per share amounts):

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share (1)	Program	the Program
7/1/25 - 7/31/25	1,297,239	$185.18	1,297,239	11,602,642
8/1/25 - 8/31/25	524,352	$187.41	524,352	12,331,339
9/1/25 - 9/30/25	569,660	$181.33	569,660	11,761,679
	2,391,251	$184.75	2,391,251

(1)This amount represents the weighted average price paid per common share.  This price includes a per share commission and buyback taxes paid for all repurchases.

Item 5.Other Information

Rule 10b5-1 Trading Plans.

During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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
10.1

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Darrell Chambliss, effective July 28, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2025)

10.2

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Jason Craft, effective August 9, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2025)

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

WASTE CONNECTIONS, INC.

Date: October 22, 2025	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
President and Chief Executive Officer

Date: October 22, 2025	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Executive Vice President and Chief Financial Officer