Form 10-K
period 2025-12-31
Waste Connections, Inc.
filed 2026-02-12
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐      No ☑

As of June 30, 2025, the aggregate market value of shares held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the New York Stock Exchange, was $48,127,773,335.

Number of common shares outstanding as of February 2, 2026:  255,681,232

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Management Information Circular and Proxy Statement for the 2026 Annual Meeting of Shareholders (which will be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and with the securities commissions or similar regulatory authorities in Canada within 120 days after the end of our 2025 fiscal year) are incorporated by reference into Part III hereof.

WASTE CONNECTIONS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS

This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates, and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All references to “dollars” or “$” used herein refer to U.S. dollars, and all references to “CAD $” used herein refer to Canadian dollars, unless otherwise stated.

Our Company

Waste Connections, Inc. is the third largest solid waste services company in North America, providing non-hazardous waste collection, transfer and disposal services, including by rail, along with resource recovery primarily through recycling and renewable fuels generation, in 46 states in the U.S. and six provinces in Canada. Waste Connections also provides non-hazardous oil and natural gas exploration and production, or E&P, waste treatment, recovery and disposal services in several basins across the U.S and Canada, as well as intermodal services for the movement of cargo and solid waste containers in the Pacific Northwest.

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

Our Operating Strategy

Our operating strategy seeks to improve financial returns and deliver superior shareholder value creation within the solid waste industry. We generally target markets where we can establish a substantial presence and operate efficiently and profitably through exclusive contracts, vertical integration or asset positioning. We also target niche markets, like non-hazardous E&P waste treatment, recovery and disposal services, with similar characteristics. We are a leading provider of waste services in most of our markets, and the key components of our operating strategy, which are tailored to the competitive and regulatory factors that affect our markets, are as follows:

Target Markets Where We Can Operate Efficiently.  By targeting markets where we can operate efficiently, including secondary and rural markets, we believe that we are able to achieve a substantial presence, reducing our exposure to customer churn and improving our financial returns.  In certain niche markets, like E&P waste treatment and disposal, early mover advantage in certain rural basins may improve market positioning and financial returns given the limited availability of existing third-party-owned waste disposal alternatives.

Control the Waste Stream. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally owned or funded or available at multiple sources, we seek to achieve efficiencies through our collection services that aid our growth and profitability.

Optimize Asset Positioning. We believe that the location of disposal sites is often a critical factor to success in the waste services industry.  Given the importance of and costs associated with the transportation of waste to treatment and disposal sites, having disposal capacity proximate to the waste stream may provide a competitive advantage.

Provide Vertically Integrated Services. In markets where we believe that owning landfills will allow us to achieve efficiencies, we generally focus on providing integrated services, from collection through disposal of solid waste in landfills that we own or operate.

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

Obtain Additional Exclusive Arrangements. Our operations include market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and governmental certificates, under which we are the exclusive service provider for a specified market.  We usually obtain these exclusive rights through the acquisition of a company with such exclusive rights or contractual arrangements or by winning a competitive bid.

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

Expand Through Acquisitions. We intend to expand the scope of our operations by continuing to acquire waste businesses in new markets and in existing or adjacent markets that are combined with or "tucked-in" to our existing operations.  We focus our acquisition efforts on markets that we believe provide significant growth opportunities for a well-capitalized market entrant and where we can compete efficiently with potential new competitors.  This focus typically highlights markets in which we can: (1) provide waste collection services under exclusive arrangements such as franchise agreements, municipal contracts and governmental certificates; (2) provide vertically integrated collection and disposal services and establish a substantial presence; or (3) establish a substantial presence in a niche market through the provision of treatment and disposal services.  We believe that our experienced management, decentralized operating strategy, financial strength, size and public company status make us an attractive buyer to certain waste collection and disposal acquisition candidates.  We have developed an acquisition discipline based on a set of financial, market and management criteria to evaluate opportunities.  Once an acquisition is closed, we seek to integrate it while minimizing disruption to our ongoing operations and those of the acquired business.

In new markets, we often use an initial acquisition as an operating base and seek to strengthen the acquired operation's presence in that market by providing additional services, adding new customers and making "tuck-in" acquisitions of other waste companies in that market or adjacent markets.  We believe that many suitable "tuck-in" acquisition opportunities exist within our current and targeted market areas that may provide us with opportunities to bolster our position and route density.

The North America solid waste services industry has experienced continued consolidation over the past several years.  In spite of this consolidation, the solid waste services industry remains regional in nature, with acquisition opportunities available in select markets.  In some markets in both municipal solid waste, or MSW, and E&P waste, independent landfill, collection or service providers may lack the capital resources, management skills and/or technical expertise necessary to comply with stringent environmental and other governmental regulations or to operate efficiently.  In addition, many of the remaining independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning.

During the year ended December 31, 2025, we completed 19 acquisitions for consideration having a net fair value of $966.8 million. During the year ended December 31, 2024, we completed 24 acquisitions for consideration having a net fair value of $2.228 billion. During the year ended December 31, 2023, we completed 13 acquisitions for consideration having a net fair value of $766.2 million.

HUMAN CAPITAL

At Waste Connections, we believe that empowered, engaged employees can be an important differentiator.  We aim to attract and retain top talent who embody our values of safety, integrity, and customer service, all while making Waste Connections a great place to work. Our culture, grounded in Servant Leadership and our Operating Values, encourages employees to create positive impacts for customers, communities, and each other—driving our ongoing growth and success.

Waste Connections’ key human capital management objectives are designed to:

●	Ensure our people and communities are safe and healthy
●	Reward and support employees through competitive pay, benefits and wellness programs
●	Acquire and retain high-performing talent that aligns with our Operating Values

●	Enhance our culture through employee engagement
●	Develop talent for critical roles and leadership positions

Our Workforce

As of December 31, 2025, Waste Connections employed approximately 24,214 active employees, including 11,347 commercial truck drivers and 2,020 mechanics, with 20,471 employees in the U.S. and 3,743 in Canada. Our workforce included 44% ethnic minorities, 17% women, and 7% veterans. At year end, approximately 16% of our workforce were employed under collective bargaining agreements, primarily with the Teamsters Union in both the U.S. and Canada. We have 23 collective bargaining agreements covering 1,414 employees that have expired or are set to expire during 2026. In 2025, we did not experience any work stoppages or days idle due to labor issues.

Health and Safety

Safety is our first operating value at Waste Connections.  We are committed to the safety of our employees, customers, and the communities we serve.  Our ultimate goal is to “Drive to ZERO”, that is, to work toward achieving zero incidents and accidents, and we continue to invest in technology to support the efforts of our leaders to drive results. We utilize onboard event recording technology to identify both risky behavior, which is coached, and best practices, which are reinforced and rewarded with safety bonuses.  We have developed a risk-based scoring system for our drivers to improve their safe driving skills and hold our leaders responsible for the performance of the employees they are privileged to serve.

In 2025, our behavior-based approach to safety drove a 13% reduction in incident rates, setting a record low after several consecutive years of improvement, and achieving our aspirational sustainability target seeking 25% improvement from 2018 levels.  As compared to industry averages, we have historically trended significantly better on Total Recordable Incident Rate, or TRIR.

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

To further demonstrate our commitment to safety, we are investing in advanced sensors within certain vehicle types, capable of automatically braking a backing vehicle when a risk is detected.  Additionally, we are in the process of enhancing our on-board technology with advanced pedestrian detection systems that provide visible and audible warnings to drivers. These upgrades, combined with our continued commitment to a behavior-based approach, position us for ongoing improvement in safety performance.

Compensation and Benefits

We offer compensation and benefits that we believe help attract and retain employees, and promote their financial and overall wellness.  In addition to competitive base salaries, we offer a range of short-term, long-term, and commission-based incentive programs tied to financial, safety, and human capital metrics. Our total rewards package includes:

●	Market-competitive pay, bonus, and equity opportunities
●	Comprehensive healthcare plans
●	Market-leading retirement benefits
●	Generous and flexible time off
●	Employee Share Purchase Plan
●	Military pay differential and paid leave for training

●	Scholarship programs for employees’ dependents
●	Commercial Driver’s License training opportunities

In 2025, we introduced DailyPay as a new benefit providing employees access to earned wages prior to payday. This benefit helps reduce financial stress, empowers employees to manage unexpected expenses without resorting to costly third-party loans, and supports overall financial wellness.

Employee Wellness

We support employee wellness through comprehensive benefits, including affordable healthcare, retirement plans, paid time off, and programs supporting financial and emotional health. In 2025, we introduced additional programs to meet evolving employee needs, address the rising cost of healthcare for families, and provide more proactive health management. These programs include: surgery concierge service, cancer care support and weight loss programs.

Employee Experience and Retention

We recognize the value of retaining engaged employees, as they are our most productive and safest team members. The employee experience begins with the hiring process, where we focus on attracting individuals whose characteristics align closely with our Operating Values, followed by intentional onboarding, consistent training, and ongoing personal development.

Leadership prioritizes retention at every level of the organization and actively monitors employee experience through engagement surveys, stay interviews, and action plans. Additionally, retention and employee experience are incorporated into leadership compensation plans, supported by annual survey results and year-over-year turnover tracking.

As a result of these and other initiatives, voluntary turnover declined by 17% compared to the prior year, contributing to a cumulative reduction of over 50% since 2022.  Additionally, in 2025, our engagement survey participation rate was 95%, with an overall score of 8.6, exceeding the prior year and industry benchmarks.

Training and Development

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

We provide employee development opportunities through a combination of in-person and virtual training.  An integral component of our internal training initiatives is the pair of commercial driving academies established in 2024, through which we have trained more than 1,400 drivers to date and which we intend to further expand in the years ahead.  Our academy curriculum emphasizes both skill development and cultivating the right driver mindset, blending comprehensive classroom instruction with practical on-the-road training.

We also offer opportunities for diesel technology training through our “Next Gen” scholarship program for eligible dependents of current employees at WyoTech, a technical college. Between graduates of our scholarship program and our targeted recruiting efforts for other WyoTech graduates not affiliated with our program, this partnership has produced approximately 70 technicians now employed at various Waste Connections locations.

Our leadership development efforts focus on multi-day Servant Leadership training sessions ranging from introductory courses to advanced sessions.  These leadership training sessions are developed and administered by dedicated internal resources and also include participation by the senior leadership team.

Our investment in these frontline and leadership programs demonstrates our commitment to our people.  These programs also accelerate employee proficiency, foster engagement and drive employee retention.

Sustainability/Environmental, Social and Governance, or ESG

Environmental, organizational and financial sustainability initiatives have been key components of our success since we were founded in 1997. We continuously monitor and evaluate new technologies and investments that can enhance our commitment to the environment, to our employees and to the communities we serve.  We have committed $500 million to the advancement of long-term, aspirational ESG targets, which we evaluate continuously and have expanded as we make progress towards their achievement.   Our targets align with our focus on value creation for our stakeholders, and we have incorporated progress towards their achievement into compensation metrics. Our ESG targets include reduced absolute Scope 1 and 2 emissions and emissions intensity, expanded resource recovery processing, increased landfill gas recovery and beneficial reuse, increased on-site leachate treatment at our landfills, and improved metrics for safety and employee engagement.

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

Landfill Disposal Services

As of December 31, 2025, we owned or operated 77 MSW landfills, 20 E&P waste landfills and caverns, which only accept E&P waste, and 17 non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste. We generally own landfills to achieve vertical integration in markets where the economic and regulatory environments make landfill ownership attractive. We also own landfills in certain markets where it is not necessary to provide collection services because we believe that we are able to attract volume to our landfills, given our location or other market dynamics.

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

Based on remaining permitted capacity as of December 31, 2025, and projected annual disposal volumes, the average remaining landfill life for our owned operational landfills and landfills operated, but not owned, under life-of-site agreements, is estimated to be approximately 31 years. Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. We regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications. We also monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek capacity expansion using a variety of factors.

We are currently seeking to expand permitted capacity at six of our landfills, for which we consider expansions to be probable. Although we cannot be certain that all future expansions will be permitted as designed, the average remaining landfill life for our owned operational landfills and landfills operated, but not owned, under life-of-site agreements is estimated to be approximately 34 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.

The following table reflects estimated landfill capacity and airspace changes, as measured in tons, for owned operational landfills and landfills operated, but not owned, under life-of-site agreements (in thousands):

	2025			2024
		Probable			Probable
	Permitted	Expansion	Total	Permitted	Expansion	Total
Balance, beginning of year	1,754,826	132,057	1,886,883	1,718,534	156,707	1,875,241
Acquired landfills	1,706	—	1,706	71,924	—	71,924
Permits granted	13,992	(13,992)	—	29,643	(29,643)	—
Airspace consumed	(51,876)	—	(51,876)	(52,128)	—	(52,128)
Expansions initiated	—	6,185	6,185	—	—	—
Changes in engineering estimates	8,024	2,509	10,533	(13,147)	4,993	(8,154)
Balance, end of year	1,726,672	126,759	1,853,431	1,754,826	132,057	1,886,883

The estimated remaining operating lives for the landfills we own and landfills we operate under life-of-site agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2025, and December 31, 2024, are shown in the tables below. The estimated remaining operating lives include assumptions that the operating permits are renewed.

	2025
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned operational landfills	6	8	22	38	9	19	102
Landfills operated under life-of-site agreements	—	—	3	1	—	1	5
	6	8	25	39	9	20	107

	2024
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned operational landfills	6	7	25	36	10	17	101
Landfills operated under life-of-site agreements	—	—	—	1	1	3	5
	6	7	25	37	11	20	106

The disposal tonnage that we received in 2025 and 2024 at all of our landfills is shown in the tables below (tons in thousands):

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		Twelve Months
	2025		2025		2025		2025		Ended
	Number	Total	Number	Total	Number	Total	Number	Total	December 31,
	of Sites	Tons	of Sites	Tons	of Sites	Tons	of Sites	Tons	2025
Owned operational landfills and landfills operated under life-of-site agreements	106	11,551	106	13,180	106	13,936	107	13,209	51,876
Operated landfills	7	155	7	193	7	179	7	173	700
	113	11,706	113	13,373	113	14,115	114	13,382	52,576

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		Twelve Months
	2024		2024		2024		2024		Ended
	Number	Total	Number	Total	Number	Total	Number	Total	December 31,
	of Sites	Tons	of Sites	Tons	of Sites	Tons	of Sites	Tons	2024
Owned operational landfills and landfills operated under life-of-site agreements	105	11,820	106	13,767	107	13,831	106	12,710	52,128
Operated landfills	7	170	7	181	7	187	7	174	712
	112	11,990	113	13,948	114	14,018	113	12,884	52,840

The expiration dates for the seven operated landfills range from 2027 to 2042.  We are seeking or intend to seek renewal of all seven contracts prior to, or upon, their expiration.

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

Beneficial Reuse of Landfill Gas

We develop, own and operate projects for the beneficial reuse of landfill gas through our landfill network.  Over time, landfill gas is produced as waste decomposes at landfills, and the methane component is a readily available renewable energy source that can be gathered and converted into a valuable source of clean energy as recognized by the United States Environmental Protection Agency, or the EPA, in the same category as wind, solar, and geothermal resources. As of December 31, 2025 we have gas recovery systems at 61 of our landfills to collect methane, which can then be used to generate electricity for local households, fuel local industrial power plants or power alternative fueled vehicles. For 15 of these beneficial reuse projects, the processed gas is used to fuel electricity generators.  The electricity is then sold to public utilities.  For 17 of these projects, the landfill gas is processed to pipeline quality natural gas and sold to natural gas companies.  In some cases, landfill gas generated at our landfills qualifies as a renewable fuel for which renewable fuel credits may be available. We currently have over a dozen renewable natural gas projects in development, some of which are conversions of electrical generating units to renewable natural gas units and others are greenfield projects on landfills where no current beneficial reuse system exists today.  We expect these renewable natural gas projects to come online over the next few years.

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

Competition for E&P waste in the U.S. and Canada comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets. We also compete in certain markets with publicly held and privately owned companies such as Waste Management, Inc., Republic Services, Inc., Clean Harbors, Inc., Secure Waste Infrastructure Corp., Select Water Solutions, Inc., Ecoserv, LLC, Oilfield Water Logistics LLC, Albright Flush Systems Ltd., Plains Environmental and others. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company.

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

The environmental legislation affecting us in Canada is administered by federal and provincial regulatory agencies, which have jurisdiction over certain aspects of our Canadian operations. The relevant Canadian federal environmental legislation that affects our operations is administered by federal departments such as Environment and Climate Change Canada. Provincial and local agencies and departments administer their own environmental legislation, such as the Ontario Ministry of the Environment, Conservation and Parks. In most instances in Canada, liability for violations of environmental and health and safety laws is imposed without a requirement of intent on the part of the regulated entity, and is subject to a defense of due diligence.

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

2.   The Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA

CERCLA, which is also known as the “Superfund” law, established a program in the United States allowing federal authorities to provide for the investigation and cleanup of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA defines “hazardous substances” broadly. One of the primary ways that CERCLA addresses a release or threatened release of hazardous substances is by imposing strict, joint and several liability for cleanup on its broad categories of responsible parties. This means that responsible parties can bear liability without fault and that each responsible party potentially could bear liability for the entirety of cleanup costs, notwithstanding its individual contribution. Generally, responsible parties are current owners and/or operators of the contaminated site; former owners and operators of the site at the time when the hazardous substances were disposed; any person who arranged for treatment or disposal of the hazardous substances; and transporters who selected the disposal site. In addition to CERCLA’s liability framework, the EPA may issue orders directing responsible parties to respond to releases of hazardous substances. Further, the EPA and private parties who have response liability to the EPA or who have incurred response costs, can bring suit against other responsible parties to seek to recover certain costs incurred in their response efforts. CERCLA also imposes liability for the cost of evaluating and remedying damage to natural resources. Various states have enacted laws analogous to and independent of CERCLA that also impose liability, which is typically strict and joint and several, for investigation, cleanup and other damages associated with the release of hazardous or other regulated substances. We may handle hazardous substances within the meaning of CERCLA, or hazardous and other substances regulated under similar state statutes, in the course of our ordinary operations. As a result, we may be jointly and severally liable under CERCLA or similar states statutes for all or part of the costs required to cleanup sites if and where these hazardous substances have been released into the environment. CERCLA and these analogous state laws and regulations may also expose us to liability for acts or conditions that were in compliance with applicable laws at a prior time. Under certain circumstances, our sales of residual crude oil collected as part of the saltwater injection process could result in liability to us if the residual crude contains hazardous substances or is covered by one of the state statutes and the entity to which the oil was transferred fails to manage and, as necessary, dispose of it or components thereof in accordance with applicable laws. Additionally, the EPA is considering the possible inclusion of certain additional contaminants to CERCLA’s list of hazardous substances. Among these substances are various per- and polyfluoroalklyl substances, or PFAS, and bisphenol A, or BPA.

Regarding PFAS, the EPA published a final rule on May 8, 2024, designating two of the most widely used PFAS—Perfluorooctanoic Acid, or PFOA, and Perfluorooctane Sulfonic Acid, or PFOS—as CERCLA hazardous substances. This rule creates potential liability under CERCLA for downstream recipients of PFAS, including passive receivers such as our landfills as well as waste transporters. Further, as a designated CERCLA “hazardous substance,” these PFAS are also required to be listed and regulated as “hazardous materials” by the Department of Transportation under the Hazardous Materials Transportation Act, or HMTA. On September 17, 2025, the EPA announced its intent to retain this designation. The inclusion of these substances in CERCLA’s definition of hazardous substances may alter or increase liabilities associated with ongoing cleanup activities, or potentially give rise to additional liability, including for acts or conditions that were in compliance with applicable laws when they occurred. Further, to the extent listed as a hazardous material under the HMTA, additional licensing as well as increased liability and operating costs could be incurred in connection with transportation of waste materials, generally.

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

4.   Canadian Contaminated Sites Legislation

There are provincial and federal laws in Canada that regulate spills and releases of substances into the environment and require the remediation of contaminated sites. Clean up of contaminated sites in connection with our business is primarily regulated by provincial environmental laws. Each province has its own regulatory regime; however, the key requirements under these regimes are similar across Canada. For example, the EP Act in Ontario authorizes the agency to issue orders to responsible persons to undertake remedial or other corrective actions to investigate, monitor, and remediate the discharge or presence of contaminants in the environment. These orders can generally be issued on a joint and several liability basis to categories of responsible persons, including persons who caused or permitted the discharge of a contaminant, persons who own the discharged substance, as well as current and past owners of lands or the source of the contamination and persons who have or have had management or control over lands or the source of the contamination. Responsible parties can bear liability under an order without fault.  The costs to comply with an order can be very substantial. Some provincial jurisdictions provide a statutory right to compensation from the owner or person in control of a substance that is discharged into the environment to any person who suffers loss as a result. The federal government has also enacted laws that regulate the release of certain substances into the environment. We handle many contaminants and pollutants in the course of our ordinary operations and, as a result, may be liable under provincial and federal statutes for all or part of required cleanup costs if substances have been released into the environment. Under such laws, we could be required to remove previously disposed substances and wastes (including substances disposed of or released by prior owners or operators) or remediate contaminated property (including soil and groundwater contamination, whether from prior owners or operators or other historic activities or spills).  Regarding PFAS, the federal and certain provincial governments in Canada have published environmental criteria regarding PFAS substances, including soil, groundwater and surface water criteria and drinking water standards.  The publication of new remediation criteria may alter or increase liabilities associated with ongoing cleanup activities, or potentially give rise to additional cleanup liabilities, including for acts or conditions that were in compliance with applicable laws when they occurred.

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

At this time, the ultimate regulatory test for defining WOTUS is unsettled, and the determination therefore will be based upon the outcome of regulatory promulgations and associated litigation. The manner in which WOTUS is defined could affect our operations by potentially increasing or modifying regulatory requirements governing our discharges. In 2015, the Clean Water Rule was promulgated, which would expand federal control over many U.S. water resources by broadening the definition of WOTUS, thereby potentially classifying a larger range of water resource types as jurisdictional under the Clean Water Act. Since promulgation of that rule, the EPA and the Army Corps of Engineers, or the Corps, have promulgated several regulatory definitions of WOTUS which have been subject to ongoing litigation. With regard to a January 2023 regulatory definition of WOTUS, the U.S. Supreme Court heard arguments concerning that definition in Sackett v. EPA and released an opinion on the definition in May 2023.  In August 2023, the EPA and the Corps issued a final rule to amend the WOTUS definition consistent with the Supreme Court’s definition. That final rule became effective September 8, 2023. On November 20, 2025, however, EPA and the Corps published in the Federal Register a proposed rule intended to clarify the WOTUS definition and fully implement the Sackett v. EPA decision. The proposed rule has been challenged, and a final rule has yet to be promulgated. Because the scope of the WOTUS definition remains unclear, its uncertainty could inhibit project development, and result in longer developmental diligence, as well as permitting timelines, or increase compliance or mitigation costs for both our operations and the operations of our customers. As a result, uncertainty concerning the scope of the WOTUS definition could adversely affect our business. Additionally, the Clean Water Act’s spill prevention, control and countermeasure requirements require development of site-specific plans, and appropriate containment berms and similar structures to help contain and prevent the contamination of regulated waters in the event of a hydrocarbon storage tank release. The Clean Water Act also contains provisions that can prohibit development or require permitting before construction or expansion of a landfill may occur in areas designated as wetlands. Various states in which we operate or may operate in the future have been delegated authority to implement the Clean Water Act and its permitting requirements, and some of these states have adopted regulations or policies that are more stringent than federal Clean Water Act requirements, including regulating discharges to state waters in addition to WOTUS.

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

3.   Canadian Water Protection Legislation

There is legislation in Canada from the federal and provincial governments and, in many cases, by-laws from municipal governments, that protect water quality and regulate the discharge of substances into the aquatic environment. Federal water pollution control authority is derived primarily from the Fisheries Act, which contains provisions for the protection of fish (water quality), fish habitat and the use of fish by man. This includes a general prohibition on the deposit of any deleterious substances into water that is frequented by fish, unless otherwise authorized. There is legislation in each provincial jurisdiction that also protects water sources and regulates water pollution, and generally requires an approval or permit for a discharge of any effluent, including in some cases stormwater, into a water body. For example, in Ontario, the Ontario Water Resources Act, or OWRA, prohibits the discharge of material of any kind into any water that may impair the quality of the water. The OWRA requires that an approval be obtained for the use and operation of certain sewage and stormwater works. Such approvals typically contain monitoring requirements and impose restrictions on effluent characteristics. Other provinces in Canada have similar regimes for the protection of water. Most municipalities have also created by-laws to regulate the discharge of sewage and stormwater into municipal sewers.  If run-off or other contaminants from our landfills, transfer stations or other waste facilities are discharged or migrate into waters and cause impairment, we could face significant liability under municipal, provincial and federal laws.

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

The EPA recently modified, or is in the process of modifying, other standards promulgated under the CAA in a manner that could increase our compliance costs. For example, the EPA has discussed modifying national ambient air quality standards, or NAAQS, applicable to carbon monoxide and oxides of sulfur and nitrogen, as well as other standards, to make them more stringent. The NAAQS standards for particulate matter, published December 18, 2020, retained the NAAQS levels from 2012, and the ozone NAAQS, published December 31, 2020, retained 2015 NAAQS levels. In 2021, EPA announced it would reconsider the December 2020 decision. In February 2024, the EPA finalized a more stringent primary (health-based) annual PM2.5 standard and related metrics, such as the Air Quality Index and monitoring requirements. The rule is the subject of ongoing litigation; however, in the interim, the revised PM2.5 NAAQS became effective May 6, 2024. On March 12, 2025, EPA announced that it will reassess and potentially revise the 2024 PM2.5 NAAQS rule. Ongoing state implementation of the current NAAQS, as well as potential implementation of even more stringent standards, could result in, among other things, additional capital or operating expenditures. Further, our customers’ operations may be subject to existing and future CAA permitting and regulatory requirements that could have a material effect on their operations, which could have an adverse effect on our business, increase the operating costs and otherwise impact financial condition and operating results.

Further, the EPA has sought to strengthen regulations governing GHG and VOC emissions from the oil and natural gas sector. In March 2024, the EPA published the new NSPS and Emissions Guidelines, or EGs, known as Subpart OOOOb and Subpart OOOOc, respectively, to further reduce methane and VOC emissions from certain sources in the oil and natural-gas sector, including certain existing and previously unregulated sources. The rules also set more stringent standards and requirements for a variety of sources. Subpart OOOOb generally became effective in May 2024, with rolling compliance dates for certain sources. Subpart OOOOc, which will apply to existing sources, has a longer implementation timeline, requiring each state to submit a plan to the EPA for appropriate emissions reductions within two years of the date that the rule is published, and regulated entities are required to comply with state or federal rules within three years after the deadline for state plan submittals. Any state implementing rules will be required to be at least as stringent as the federal rules. Of note, however, on July 31, 2025 the EPA published an interim final rule to extend certain Subpart OOOOb compliance deadlines and the Subpart OOOOc submittal deadline. The EPA then published on December 3, 2025 a final interim final rule concluding that the amendments made in the interim final rule were warranted and making further changes to a very limited scope of compliance deadlines. States, however, may continue to implement their own GHG and VOC emissions regulations notwithstanding these federal initiatives. The timing and full scope of any final regulatory requirements imposed by EPA or the states or the cost to comply with such requirements is not known at this time. Compliance with these rules or with any future federal or state methane regulations could, among other things, require capital expenditures for our customers and increase their operating costs, thereby impacting our business.

Further, the Inflation Reduction Act, or IRA, signed into law in August 2022, includes the first-ever direct federal “charge” on methane emissions called the “Waste Emissions Charge,” or WEC, for applicable facilities within nine segments of the oil and natural gas industry. The WEC applied to methane emissions beginning in 2024, with the first charge for 2024 emissions due in 2025. On November 18, 2024, the EPA finalized rulemaking to establish a regulatory program for assessing and remitting the fee on methane emissions. The WEC was subsequently disapproved by a joint resolution of Congress pursuant to the Congressional Review Act, and President Trump signed the Joint Resolution of Disapproval on March 14, 2025. Consistent with the Joint Resolution of Disapproval, on May 19, 2025, the EPA published a final rule in the Federal Register removing the WEC regulations from the Code of Federal Regulations, or CFR. The Joint Resolution of Disapproval invalidates the implementing rule, but the underlying WEC requirement in the IRA still exists. A separate law, the One Big Beautiful Bill Act, or OBBA, enacted on July 4, 2025, postponed the WEC’s effective date until 2034. As a result, the statutory obligation for the fee remains, but its implementation is stalled until new rules, if any, are developed and take effect, potentially not until 2034. While these changes should not directly affect our waste disposal operations, should their applicability ultimately be implemented and affect our customers in the E&P industry, it could then result in decreased development and, therefore, decreased waste production and a decreased demand for E&P waste disposal services.

EPA included landfill methane emissions in its quadrennial document outlining enforcement priorities, the FY 2024-2027 National Enforcement and Compliance Initiatives. In the document, EPA advised that it plans to use preexisting landfill NSPS to further curtail and enforce methane emission reductions. In July 2024, it was announced that the EPA will issue an updated NSPS and EG proposal for methane emissions from MSW landfills in 2025 after concluding an analysis of available new technologies and landfill work practices, but EPA did not do so by December 31, 2025. Additionally, on October 25, 2024, the EPA opened a non-regulatory docket to gather information and data on new technologies and work practices for MSW landfills. Increased EPA regulatory oversight may result in increased compliance costs for our business and may have a material impact on operations and adverse effect on our business.

2.   Canadian Air Quality Legislation

In Canada, the primary laws regulating air emissions from our operations come from provincial laws. Provincial laws may require approvals for air emissions and may impose other restrictions on facilities and equipment that have the potential to emit pollutants into the atmosphere. Provincial laws may require the construction of landfill gas management systems, including gas collection and flaring systems, which are subject to approvals or other regulatory requirements. Failure to obtain an approval or comply with approval or other regulatory requirements could result in the imposition of substantial administrative or regulatory penalties. The Canadian federal government published new Landfill Methane Regulations under the Canadian Environmental Protection Act, 1999, which came into force on December 12, 2025.  The Landfill Methane Regulations apply to private and municipally owned landfills that receive municipal solid waste and that meet the prescribed applicability criteria based on the quantity of municipal solid waste in the landfill and disposal rates.  The Landfill Methane Regulations will impose limits on methane concentrations at the surface of the landfill at certain landfills and regular monitoring to confirm that these limits are met, among other requirements.

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

In August 2024, three states (New Jersey, New Mexico, and North Carolina) petitioned the EPA to list certain PFAS as hazardous air pollutants under Clean Air Act and to establish emission standards from source categories. The EPA has 18 months to respond to the petition. As of December 31, 2025, the EPA had not issued a specific response to this petition. Several state legislatures and state agencies have been evaluating or have taken various regulatory actions related to PFAS in the environment, including proposing or finalizing cleanup standards for PFAS in soil and water, groundwater standards, surface water standards, and/or drinking water standards for PFOS, PFOA, and other PFAS. States with finalized drinking water standards for certain PFAS include Vermont, New Jersey, New York, New Hampshire, Michigan, Massachusetts, Pennsylvania, and Wisconsin. The federal and certain provincial governments in Canada have also published environmental criteria regarding certain PFAS substances, including soil, groundwater and surface water criteria and drinking water standards.

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

In June 2016, the EPA promulgated a rule prohibiting discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly-owned treatment works, or POTWs. Further, the EPA’s promulgation and subsequent revision of methane and VOC rules between 2016 and 2025 caused regulatory uncertainty for oil and gas exploration and production facilities, including hydraulic fracturing operations. In November 2021, the EPA again proposed rules to regulate methane and VOCs from the oil and gas industry sources, and these rules were finalized in November 2023. The rules enact a new NSPS, under Subpart OOOOb, which includes standards for emission sources not regulated previously under the 2016 NSPS Subpart OOOOa. Additionally, the rules include the first oil and gas emissions guidelines for existing sources, known as Subpart OOOOc, which require states to submit and implement SIPs to enforce the guidelines on existing oil and gas emissions sources. Among the many additional requirements are: (i) the definition of “storage vessels” is revised to include the entire tank battery, not just a single tank, now setting the emissions threshold (i.e., the “potential to emit,” which is the highest quantity of certain pollutants that a source could potentially release into the air, even if that source has never actually emitted the highest quantity) at 6 tons per year, or tpy, VOC; (ii) well closure plans and fugitive emissions monitoring required on all wells prior to closure, with an optical gas imaging (OGI) survey to be submitted to EPA upon closure in certain instances; and (iii) creation of a Super Emitter Program that, among other things, authorizes third parties to remotely monitor regulated facilities and notify EPA when certain emissions events are detected. Subpart OOOOb generally becomes effective within 60 days after the rule is published, with certain exceptions. Subpart OOOOc has a longer implementation timeline, requiring each state to submit a plan to EPA for appropriate emissions reductions within 2 years of the date that the rule is published, and regulated entities are required to comply with state or federal rules within three years after the deadline for state plan submittals. As noted above, on July 31, 2025 the EPA published an interim final rule to extend certain Subpart OOOOb compliance deadlines and the Subpart OOOOc submittal deadline. The EPA then published on December 3, 2025 a final interim final rule concluding that the amendments made in the interim final rule were warranted and making further changes to a very limited scope of compliance deadlines. These rules may require oil and gas operators to expend material sums on compliance, including on equipment repair or replacement, and may reduce our customers’ E&P activities and could have an adverse impact on our business. Additionally, several states may adopt laws or regulations analogous to or even more stringent than the federal rules, and the state rules would remain in effect regardless of the outcome of any federal stay or litigation. Further, several states in which we conduct business require oil and natural gas operators to disclose information concerning their operations, which could result in increased public scrutiny.

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

4.   Climate Change Laws and Regulations

Generally, the promulgation of climate change laws or regulations restricting or regulating greenhouse gas, or GHG, emissions from our operations could increase our costs to operate by increasing control technology requirements or changing regulatory obligations. In the United States, the EPA’s current and proposed regulation of GHG emissions may adversely impact our operations. Pursuant to the EPA’s rulemakings and interpretations, certain air permits issued on or after January 2, 2011 must address GHG emissions. As a result, new or modified emissions sources may be required to install Best Available Control Technology to limit GHG emissions, but future regulations may revise these requirements. Additionally, regulations in the Subpart OOO Federal Implementation Plan, the NSPS in Subpart XXX require the reduction of GHG emissions from new or modified landfills, as detailed above. In addition, the EPA’s Mandatory Greenhouse Gas Reporting Rule sets monitoring, recordkeeping and reporting requirements applicable to certain landfills and other entities. In September 2025, however, the EPA proposed to largely repeal the Greenhouse Gas Reporting Rule, including those provisions for landfills. A final rule had not yet been implemented as of December 31, 2025. For this reason, the status of this reporting rule remains in flux. Reporting would only continue for those oil and gas industry segments linked to the WEC rule, but even those reporting requirements are suspended until 2034, aligning with the delayed WEC rule implementation date.

The Canadian federal government enacted the Greenhouse Gas Pollution Pricing Act, or GGPPA, in 2018, which establishes a national carbon-pricing regime for provinces and territories in Canada where there is no provincial regime in place or where the provincial regime does not meet the federal benchmark. Often referred to as the federal backstop, the federal carbon-pricing regime consisted initially of a carbon levy applied to certain fossil fuels and an output-based pricing system, or OBPS, applied to certain industrial facilities with reported emissions of 50,000 tonnes of carbon dioxide equivalent, or CO2e, or more per year.  The federal government ceased the application of the fuel charge component of the federal backstop effective April 1, 2025, leaving OBPS in place.

The Canadian federal government published new Landfill Methane Regulations under the Canadian Environmental Protection Act, 1999, which came into force on December 12, 2025.  The Landfill Methane Regulations apply to private and municipally owned landfills that receive municipal solid waste and that meet the prescribed applicability criteria based on the quantity of municipal solid waste in the landfill and disposal rates.  The federal government expects these regulations to reduce methane emissions from Canadian landfills by about 50% below 2019 levels by 2035.  Landfills that meet the applicability criteria are required to calculate their annual methane generation and submit an assessment report to Environment and Climate Change Canada.  Current landfills that exceed 664 tonnes of methane generation annually and closed landfills exceeding 1,000 tonnes of methane generation annually are subject to additional compliance requirements that will be phased in between 2028 and 2035 to allow time for the design and installation of methane control infrastructure that may be needed for compliance.  The additional compliance requirements include limits on methane concentrations at the surface of the landfill, regular monitoring to confirm that these limits are met, regular monitoring to detect and repair leaks in landfill gas management systems within prescribed time periods, prohibitions on venting landfill gas with limited exceptions, and a requirement that recovered methane must be destroyed or used. In addition to the federal Landfill Methane Regulations, certain provinces have regulations in place to reduce methane emissions from landfills.

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

Changes to international waste importation and exportation laws may affect the price of recyclable scrap commodities. Price fluctuations, in turn, may adversely affect our business. For example, the Chinese government banned the importation of all materials classified by China as solid waste and virtually all recyclables (except for certain metallic recyclables) as of January 1, 2021. Other international restrictions also limit the transportation of waste and recyclable scrap. The Basel Convention on the Control of Transboundary Movements of Hazardous Wastes and their Disposal, or the Convention, is an international multilateral agreement regulating the export and import of waste, including hazardous waste, for recovery and disposal. The Convention also prohibits the movement of waste between parties to the Convention and non-parties unless the waste is moved pursuant to a separate agreement. Canada is a party to the Convention and has implemented domestic legislation to implement Canada's commitment to the Convention and other similar international commitments. The Cross-border Movement of Hazardous Waste and Hazardous Recyclable Material Regulations under the Canadian Environmental Protection Act, 1999 impose restrictions and permitting requirements in Canada with respect to transboundary movements of certain hazardous wastes and recyclable materials. The Convention was amended in 2022 to list both hazardous and non-hazardous e-waste in the Annexes of the Convention as of January 1, 2025.  At this time, the Canadian Federal Government has not incorporated the recent Convention e-waste amendments into domestic regulations. The United States is not a party to the Convention; however, Canada and the United States have a separate agreement with respect to the transboundary movements of hazardous wastes. Increased restriction of transboundary waste shipment could create additional burdens associated with recyclable commodity fluctuation. These restrictions, in addition to circumstances caused by the COVID-19 pandemic, have caused and may continue to cause supply chain disruptions in the recycling industry. Further legal restrictions to recyclable scrap shipments may increase the cost of doing business and/or cause disruptions in our operations.

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

EPA has begun to examine the potential regulation of PFAS materials under the SWDA, SDWA, RCRA, CERCLA and TSCA. EPA established lifetime health advisories for PFAS materials in May 2016. The PFAS Act of 2019, as part of the National Defense Authorization Act for Fiscal Year 2020, directed the EPA Administrator to take certain actions with regard to PFAS; it also immediately added certain PFAS to the list of chemicals covered by the TRI under EPCRA Section 313 and provided a framework for additional PFAS to be added to TRI on an annual basis. Under the 2019 PFAS Act, EPA was further directed to include PFAS substances in the SDWA monitoring program for unregulated contaminants and to promulgate a rule requiring PFAS data submission under TSCA. Since that time, EPA has taken a significant number of steps regarding PFAS.

In addition to the PFAS Act of 2019, EPA has issued guidance and strategic planning initiatives indicating further PFAS regulation is forthcoming. On October 18, 2021, EPA announced its PFAS Strategic Roadmap wherein it laid out a whole-of-agency approach to addressing PFAS. The roadmap set timelines by which EPA planned to take specific actions and committed to more stringent PFAS policies. EPA released its First Annual PFAS Roadmap Progress Report in November 2022, and its Second Annual PFAS Roadmap Progress Report in December 2023. In August 2023, EPA finalized its National Enforcement and Compliance Initiatives for 2024-2027, which included “addressing exposure to PFAS.” EPA advises that the initiative will seek to implement the PFAS Strategic Roadmap and “hold responsible” parties who manufactured PFAS or used it in the manufacturing process and other parties who significantly contributed to PFAS releases to the environment. On April 28, 2025, EPA announced a suite of upcoming agency actions to address PFAS, including but not limited to the creation of effluent limitations guidelines for certain PFAS and initiatives to engage with Congress and industry to establish clear liability frameworks. As with other regulatory matters, enhanced EPA regulation or oversight may increase our customers’ compliance costs or, depending on how EPA ultimately implements any associated rules, may increase our compliance costs and have an adverse effect on our business.

Beyond strategic efforts and compliance initiatives, EPA has begun to develop and finalize rules to further regulate PFAS, and additional rules are expected to be forthcoming. In February 2024, the EPA proposed two rules addressing PFAS. The first proposed rule would list nine types of PFAS as RCRA “hazardous constituents,” which are chemicals expressly identified for consideration in RCRA facility assessments when corrective action requirements are imposed and, where necessary, require further investigation and cleanup through the RCRA corrective action process. The second proposed rule would expand the scope of substances potentially subject to corrective action under RCRA to include certain wastes contaminated with PFAS constituents. Neither rule has been finalized as of December 31, 2025, but if either is, the revisions would expand the EPA’s authority to address certain PFAS contaminated waste under RCRA.

As noted above, on May 8, 2024, EPA issued a final rule designating two of the most widely used PFAS—PFOA and PFOS—as CERCLA hazardous substances. As designated CERCLA hazardous substances, PFAS are also now required to be listed and regulated as hazardous materials by Department of Transportation under the Hazardous Materials Transportation Act. On September 17, 2025, the EPA announced its intent to retain this designation. The CERCLA rule creates potential liability under CERCLA for downstream recipients of PFAS, including passive receivers such as our landfills and transporters of PFAS-containing materials.

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

EPA has undertaken substantial additional regulatory action related to PFAS in water, and such action may impact our business or our customers’ businesses. For example, in August 2023, EPA rescinded its 2019 groundwater cleanup guidance for PFOA and PFOS, and recommended CERCLA and RCRA processes for site-specific PFAS contamination decisions. To that end, EPA updated its Regional Screening Level and Regional Removal Management Level tables to now include 14 types of PFAS, which will provide risk-based values for EPA to use in determining whether further action or removal is necessary for a site. Moreover, in April 2024, the EPA established legally enforceable levels for six PFAS known to occur in drinking water. On May 14, 2025, the EPA announced that it plans to retain the 2024 drinking water standards for PFOA and PFOS, but will delay related compliance deadlines from 2029 to 2031. The EPA also announced that it intends to rescind regulations for the four other PFAS covered in the 2024 PFAS drinking water rule. EPA stated that it plans to finalize an associated rule in 2026. In August 2023, EPA released the first set of data collected under the fifth Unregulated Contaminant Monitoring Rule, or UCMR 5, intended to improve EPA’s understanding of the frequency that 29 PFAS and lithium are found in the nation’s drinking water systems, and at what levels. Earlier, in April 2022, EPA issued a memorandum to seek to minimize PFAS pollution in surface water as EPA works to set effluent guidelines, develop analytical methods and issue water quality criteria for PFAS. In December 2022, EPA issued a follow-up memorandum recommending states and municipalities use the most current sampling and analysis methods in their National Pollutant Discharge Elimination System, or NPDES, programs to identify known or suspected sources of PFAS and to take actions using pretreatment and permitting authorities, such as imposing technology-based limits on sources of PFAS discharges. Although the full scope of final PFAS regulation is not finalized, increased regulation of PFAS in water may lead to increased scrutiny of our operations and increased compliance costs for us and our customers, and may have an adverse impact on our business.

EPA has issued or proposed a number of other significant PFAS rules that should not directly regulate our business, but may impact our customers’ businesses. For example, in January 2024, EPA finalized a rule that prevents regulated entities from starting or resuming, without a complete EPA review and risk determination, the manufacture, processing or use of about 300 “inactive” PFAS that have not been made or used for many years. Under this rule, companies are prohibited from resuming uses of inactive PFAS absent EPA notification and review. In June 2023, EPA released a framework for addressing new PFAS and new uses of PFAS under TSCA prior to introducing them into commerce. In May 2025, EPA promulgated an interim final rule delaying the TSCA PFAS reporting deadline until October 13, 2026. In November 2025, EPA proposed changes to the scope of certain TSCA PFAS reporting regulations to incorporate exemptions and modifications that will reduce unnecessary or potentially duplicative reporting requirements for manufacturers. Similarly, in October 2023, EPA released a final rule removing PFAS Toxics Release Inventory, or TRI, reporting exemptions for chemicals used in small concentrations. This summary of PFAS rules that may impact our customers’ businesses is not exhaustive, and EPA is continuing to push forward with development and implementation of new PFAS rules. Increased regulatory costs to our customers’ businesses may reduce their output and have an adverse impact on our business.

State governments are also beginning to regulate PFAS. Certain states have taken action to limit exposure to PFAS and require remediation of PFAS-related environmental contamination. Much of the state action has been directed at drinking water limits, but in some instances, bills and policies have included PFAS prohibitions in food packaging, consumer products, and firefighting products.

The EPA is also considering regulation of other contaminants of concern, including BPA and phthalates, which are common in polyvinyl chloride, or PVC, products. For example, in June 2023, the EPA proposed a Significant New Use Rule under TSCA for 18 chemicals—including BPA and PFAS—made from plastic waste-derived feedstocks used to make transportation fuels. In 2025, the EPA withdrew these proposed Significant New Use Rules due to EPA’s own December 2024 decision to withdraw the original TSCA Section 5(e) Order that formed the basis for the proposed rules, following litigation and public comments. The rules, if eventually finalized and implemented, would require EPA notification and review before using contaminated feedstocks to make transportation fuels. If the EPA moves forward with regulating these or other contaminants of concern in the future, we and our customers may face higher compliance costs for, among other things, proper treatment of contaminated substances.

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

The Canadian federal government conducted a review of the class of PFAS substances under the Canadian Environmental Protection Act, 1999 (CEPA) and published a "State of Per- and Polyfluoroalkyl Substances (PFAS) Report” and a "Risk Management Approach for Per- and Polyfluoroalkyl Substances (PFAS) excluding fluoropolymers” in March 2025.  The State of PFAS Report contains an assessment of the potential risks of PFAS and concludes that all substances in the class of PFAS, excluding fluoropolymers (as defined in the report), meet the criteria of a toxic substance under CEPA.  The Risk Management Approach recommended that the class of PFAS, excluding fluoropolymers, be added to Part 2 of Schedule 1 of CEPA. Adding a substance to Schedule 1 of CEPA enables the federal government to implement risk management measures for that substance.  The federal government’s risk management objective is to achieve the lowest levels of environmental and human exposure over time that are technically feasible, taking into consideration socio-economic factors. In conjunction with these activities, in July 2024, the federal government published a Notice in the Canada Gazette with respect to certain PFAS substances that required parties who manufacture, import or use certain PFAS substances in the manufacture of other goods in Canada above established thresholds to report information to the government for the purpose of supporting these future risk management activities relating to PFAS.

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

The price of RINs has been extremely volatile and the value of RINs is dependent upon a variety of factors, including the required volumes promulgated by the EPA. The EPA annually establishes the renewable fuel volumes required under the RFS for the following year, and rules promulgated under the RFS are often challenged in court. On December 7, 2021, EPA proposed a series of actions setting biofuel volumes for 2020, 2021 and 2022, and introducing other regulatory changes. EPA also proposed to add a 250-million-gallon “supplemental obligation” to the volumes proposed for 2022 and stated its intent to add another 250 million gallons in 2023 to address the outcome of prior litigation. Subsequently, on June 3, 2022, the EPA finalized a set of actions establishing 2020, 2021 and 2022 renewable fuel volume blending obligations for the refining industry under the RFS Program. Multiple EPA actions were announced simultaneously to address several outstanding, delayed and challenged EPA decisions regarding the RFS program, including denying and restoring blending volume obligations waived through small refinery exemptions. EPA also announced $700 million in CARES Act funding through the Biofuel Producer Program paid as compensation to eligible biofuels producers for COVID-19 related market losses. On December 1, 2022, EPA announced a proposed rule to establish 2023, 2024 and 2025 RFS volumes and percentage standards, which was finalized on July 12, 2023. The proposed rule additionally included regulatory changes prescribing how RINs from renewable electricity, or eRINs, would be implemented and managed under the RFS program, but did not finalize the proposed revisions to the eRIN program. On June 13, 2025, EPA published a proposed rule to, among other things, establish required RFS volumes and percentage standards for 2026 and 2027, partially waive the 2025 cellulosic biofuel volume requirement, revise the associated percentage standard and remove renewable electricity as a qualifying renewable fuel under the RFS program (eRINs).

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

EPR regulations have yet to be promulgated at the federal level in the United States, but have been promulgated or considered in state and local jurisdictions in the United States. For example, both Maine and Oregon enacted EPR legislation in 2021. Colorado and California enacted similar rules in 2022. These statutes require brands to provide funding to improve recycling infrastructure statewide. Other states have adopted partial EPR programs. For example, Connecticut has passed various EPR legislation. In its 2023 legislative session, Connecticut adopted a program that will require producers of plastic beverage containers to register beginning in April 2026 and establishes phased minimum post-consumer recycled content requirements for plastic beverage containers. In 2025, the nation’s first tire EPR law became effective in Connecticut. EPR regulations could have an adverse effect on our business if enacted at the federal level or if widely enacted by state or local governments.

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

I. Right-to-Repair

President Joe Biden issued Executive Order 14036 on July 9, 2021, directing the Federal Trade Commission, or FTC, in the United States to draft regulations that limit the ability of original equipment manufacturers, or OEMs, to restrict independent repairs of their products. This order aims to reduce the amount of waste produced by electronics and other goods by reducing the cost to repair or refurbish damaged items rather than discarding them. On July 21, 2021, the Federal Trade Commission, or FTC, voted unanimously to increase enforcement against practices that limit consumer repair choices, and brought its first right-to-repair cases in 2022. On December 29, 2022, New York Governor Kathy Hochul signed the Digital Fair Repair Act into law, the first major electronics “right-to-repair” state legislation. Several other states followed in 2023. In April 2023, Colorado became the first state to pass right-to-repair laws for farmers, and Minnesota and California passed electronic right-to-repair laws in May and October 2023, respectively. Several states enacted various right-to-repair laws in 2025, including consumer electronics right-to-repair laws enacted by Oregon, Washington and Texas.

Similar regulatory initiatives are being introduced in Canada. For example, amendments to the federal Copyright Act (diagnosis, maintenance and repair), came into force in 2024 that support the right to repair by allowing the circumvention of technological protection measures when maintaining or repairing a product without violating copyright laws.  Certain provinces have also proposed or enacted right-to-repair legislation.  If such rules are issued or new regulatory requirements come into force, demand for electronic waste disposal could be reduced, potentially representing a reduction in demand for our services.

J.  State Public Utility Regulation

In some states, public authorities regulate the rates that landfill operators may charge. The adoption of rate regulation or the reduction of current rates in states in which we own or operate landfills could adversely affect our business, financial condition and operating results.

K.    Inflation Reduction Act

The Inflation Reduction Act, or IRA, of 2022 put in place broad-reaching tax, loan, incentive and other programs, although many such programs were revised or repealed pursuant to the July 2025 OBBA. The IRA’s provisions include, but are not limited to: a lower eligibility threshold and higher dollar value for the updated 45Q tax credit for carbon capture and sequestration; new and expanded tax credits for certain renewable energy projects as well as tax credits for certain biogas projects for which construction is initiated by December 31, 2024; commercial electric vehicle credits; a charge on methane emissions from selected entities in the oil and gas industry; and reinstatement of the hazardous substance Superfund financing rate, among others. The OBBA, among other things, revised certain portions of the 45Q tax credit for carbon capture and sequestration and the IRA’s renewable energy tax credit provisions, repealed the commercial electric vehicle tax credit for vehicles acquired after September 30, 2025, and delayed until 2034 implementation of the charge on methane emissions from certain oil and gas industry sources. It is possible that, as implemented, the IRA or the OBBA could increase the costs of operation for certain of our customers, including in the oil and gas industry. In the event that the IRA or the OBBA, as implemented, increase operational costs for our customers or reduces oil and gas E&P activities by our customers, it could adversely affect our business. At this time, it is unclear how the credits, fees, and programs set forth in the IRA or the OBBA will impact our business or our customers’ businesses.

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

Under our current insurance program for our U.S. operations, we carry per incident deductibles or self-insured retentions ranging from $350,000 to $50 million for automobile liability claims, workers’ compensation and employer’s liability claims, general liability claims, employee group health insurance and employment practices liability, environmental liability, and for most property claims, subject to certain additional terms and conditions. Since workers’ compensation is a statutory coverage limited by the various state jurisdictions, the umbrella coverage is not applicable. Our environmental protection insurance policy covers all owned or operated landfills, transfer stations and other facilities, subject to the policy terms and conditions. From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under our liability insurance policies. Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage. Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Under our current insurance program for our Canadian operations, we carry per incident deductibles or self-insured retentions ranging from $350,000 to $22.5 million for automobile liability claims, property claims, employment practices liability and environmental liability. Since workers’ compensation is a provincial coverage limited by the various province jurisdictions, the umbrella coverage is not applicable. Employees are eligible to receive health coverage under Canada’s public health care system and, in addition, most employees of our Canadian operations are eligible to participate in group medical and drug coverage plans sponsored by us. Our environmental protection insurance policy covers all owned or operated landfills, transfer stations and other facilities, subject to the policy terms and conditions. Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage. Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Financial Surety Bonds

We use financial surety bonds for a variety of corporate guarantees. The financial surety bonds are primarily used for guaranteeing municipal contract performance and providing financial assurances to meet asset closure and retirement requirements under certain environmental regulations. In addition to surety bonds, such guarantees and obligations may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted cash and investment deposits. At December 31, 2025 and 2024, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $1.040 billion and $934.3 million, respectively, to secure our asset closure and retirement requirements and $1.117 billion and $1.077 billion, respectively, to secure performance under collection contracts and landfill operating agreements.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers as of February 2, 2026:

Name	Age	Positions
Ronald J. Mittelstaedt	62	President and Chief Executive Officer
Jason J. Craft	50	Executive Vice President and Chief Operating Officer
James M. Little	64	Executive Vice President – Engineering and Disposal
Patrick J. Shea	55	Executive Vice President, General Counsel and Secretary
Mary Anne Whitney	62	Executive Vice President and Chief Financial Officer
Matthew S. Black	53	Senior Vice President and Chief Tax Officer
Aaron J. Bradley	44	Senior Vice President – Performance Optimization
Robert M. Cloninger	53	Senior Vice President, Deputy General Counsel and Assistant Secretary
Eric O. Hansen	60	Senior Vice President – Chief Information Officer
Susan R. Netherton	56	Senior Vice President – People, Training and Development
Robert A. Nielsen III	61	Senior Vice President – Operations
Dan Pio	62	Senior Vice President – Operations
Philip J. Rivard	64	Senior Vice President – Business Development
Derek Tan	41	Senior Vice President and Chief Accounting Officer

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

Jason J. Craft has been Executive Vice President and Chief Operating Officer of the Company since August 2025. From July 2023 to that date, Mr. Craft served as a Regional Vice President of the Company. From July 2020 to July 2023, Mr. Craft served as Senior Vice President – Operations of the Company. From December 2014 to July 2020, Mr. Craft served as a Regional Vice President of the Company. From February 2010 to December 2014, Mr. Craft served as a Divisional Vice President of the Company. From July 2006 to February 2010, Mr. Craft served as a District Manager of the Company, and from November 2003 to July 2006 he served as a member of the Company’s Operations Analysis and Integrations department. From April 2003 until November 2003, Mr. Craft served as a member of the Company’s Internal Audit department. Mr. Craft held various accounting positions with The Newark Group Inc. from June 2000 to April 2003. Mr. Craft spent seven years in the military, both in the U.S. Navy and the Army National Guard. Mr. Craft holds a B.S. degree in Accounting from Montana State University.

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

Mary Anne Whitney has been Executive Vice President and Chief Financial Officer of the Company since February 2021.  From July 2018 to that date, Ms. Whitney served as Senior Vice President and Chief Financial Officer of the Company. From February 2018 to July 2018, Ms. Whitney served as Senior Vice President - Finance of the Company. From March 2012 to February 2018, Ms. Whitney served as Vice President - Finance of the Company. From November 2006 to March 2012, Ms. Whitney served as Director of Finance of the Company. Ms. Whitney held various finance positions for Wheelabrator Technologies from 1990 to 2001. She serves on the Board of Directors of Vestis Corp. Ms. Whitney holds a B.A. degree in Economics from Georgetown University and an M.B.A. in Finance from New York University Stern School of Business.

Matthew S. Black has been Senior Vice President and Chief Tax Officer of the Company since May 2025. From February 2023 to that date, Mr. Black served as Senior Vice President and Chief Accounting Officer of the Company.  From January 2017 to February 2023, Mr. Black served as Senior Vice President and Chief Tax Officer of the Company. From March 2012 to January 2017, Mr. Black served as Vice President and Chief Tax Officer of the Company. From December 2006 to March 2012, Mr. Black served as Executive Director of Taxes of the Company. Mr. Black served as Tax Director for The McClatchy Company from April 2001 to November 2006, and served as Tax Manager from December 2000 to March 2001. From January 1994 to November 2000, Mr. Black held various positions, including Tax Manager, for PricewaterhouseCoopers LLP. Mr. Black is a Certified Public Accountant and holds a B.S. degree in Accounting and Master’s degree in Taxation from California State University, Sacramento.

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

Derek Tan has been Senior Vice President and Chief Accounting Officer of the Company since May 2025. From February 2025 to that date, Mr. Tan served as Vice President – Financial Reporting of the Company. From January 2020 to February 2025, Mr. Tan served as Region Controller - Canada of the Company. From May 2016 to December 2019, Mr. Tan served as Assistant Region Controller - Canada of the Company. Mr. Tan served as Accounting Director for Quidsi, a subsidiary of Amazon, from June 2015 to April 2016. From June 2013 to May 2015, Mr. Tan held various District Controller positions with the Company. From September 2008 to May 2013, Mr. Tan held various positions, including Audit Senior, for Deloitte. Mr. Tan is a Certified Public Accountant in the United States and a Chartered Professional Accountant in Canada. Mr. Tan holds a B.A. degree in Criminology from Simon Fraser University, Diploma in Accounting from the University of British Columbia, and Master’s degree in Accounting from the University of Saskatchewan.

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

Our industry is highly competitive and requires substantial labor and capital resources. Some of the markets in which we compete or will seek to compete are served by one or more large, national companies, as well as by regional and local companies of varying sizes and resources. Some of our competitors may be able to provide or be willing to bid their services at lower prices than we may be willing to offer, which could impact our ability to win new business or retain existing business, including municipal contracts that come up for renewal. We also compete with counties, provinces, municipalities and solid waste districts that maintain or could develop their own waste collection and disposal operations. These operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing. If we are not able to replace revenues from contracts lost within a reasonable time, our revenues could decline. In addition, existing and future competitors may develop or offer new services or technologies, new facilities or other competitive advantages. Our inability to compete effectively could hinder our growth or negatively impact our operating results.

Price increases may not be adequate to offset the impact of increased costs, or may cause us to lose customers.

We seek price increases necessary to offset increased costs, to improve operating margins and to obtain adequate returns on our deployed capital. Inflationary or other cost pressures may outpace price increases or drive the need for additional price increases; and contractual, general economic, competitive or market-specific conditions sometimes limit or delay our ability to raise prices or otherwise impact our plans with respect to implementing price increases. As a result of these factors, we may be unable to offset increases in costs, improve operating margins and obtain adequate investment returns through price increases. Price increases may also result in customer churn as we may lose volumes which we are unable to replace at equivalent levels, including from either losing customers to lower-priced competitors or new competitors entering our markets as we raise prices.

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

We derive a significant portion of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and certificates issued by Washington State known as G Certificates. Many franchise agreements and municipal contracts are for a specified term and are, or will be, subject to competitive bidding in the future. For example, we have approximately 454 contracts, representing approximately 4.0% of our annual revenues, which are set for expiration or automatic renewal on or before December 31, 2026. Although we intend to bid on existing contracts subject to competitive bidding in the future and additional municipal contracts and franchise agreements, we may not be the successful bidder, or we may need to lower our price in order to retain the contract. In addition, some of our customers, including municipalities, have terminated and others may terminate their contracts with us before the end of the terms of those contracts. Similar risks may affect our contracts to operate municipally-owned assets, such as landfills.

Governmental action may also affect our exclusive arrangements. Municipalities may annex unincorporated areas within counties where we provide collection services. As a result, our customers in annexed areas may be required to obtain services from competitors that have been previously franchised by the annexing municipalities to provide those services. In addition, municipalities in which we provide services on a competitive basis may elect to franchise those services to other service providers. Unless we are awarded franchises by these municipalities, we will lose customers. Municipalities may also decide to provide services to their residents themselves, on an optional or mandatory basis, causing us to lose customers. If we are not able to replace revenues from contracts lost within a reasonable time, our revenues could decline. Municipalities sometimes also promulgate “flow control” laws and regulations requiring us to deliver waste we collect within a particular jurisdiction to facilities not owned or controlled by us, which could increase our costs and reduce our revenues.

Our financial and operating performance may be affected by restrictions associated with renewals or the inability to renew landfill operating permits, obtain new landfills and expand existing ones.

We currently own and/or operate 114 landfills throughout the United States and Canada. Our ability to meet our financial and operating objectives depends in part on our ability to acquire, or renew landfill operating permits, expand existing landfills and develop new landfill sites on terms that are acceptable to us. It has become increasingly difficult, expensive and time-consuming to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills. In addition, approvals may include operating restrictions or additional requirements, which could impact financial results. Although generally less time consuming, the process of obtaining permits and approvals for E&P landfills has similar uncertainties. Operating permits for landfills in states and provinces where we operate must generally be renewed every five to ten years, although some permits are required to be renewed more frequently. These operating permits often must be renewed several times during the permitted life of a landfill. The permit and approval process is often time-consuming, requiring numerous hearings and compliance with zoning, environmental and other requirements. Further, permits may be subject to resistance from communities, citizen groups, adjacent landowners and businesses, governmental agencies and municipalities, and may also be subject to other political pressures. A delay in or failure to obtain or renew operating permits for our landfills could have a material adverse effect on our financial condition, operating results, or cash flow. Furthermore, compliance issues with our operating authorizations could result in the need for us to transport our collected waste to other landfills we operate, or to our competitors’ landfills, which could increase our operating costs.

States and municipalities are also increasingly adopting requirements for environmental justice reviews as part of certain permitting decisions. These policies generally require permitting agencies to give heightened attention to the potential for projects to disproportionately impact low-income and minority communities. The permitting and approval process is frequently challenged by special interest and other groups, including those utilizing social media to further their objectives, and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law, or burdensome terms and conditions being imposed on our operations. For example, see the discussions regarding the Los Angeles County, California Landfill Expansion Litigation in Note 13, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. We may not be able to obtain new landfill sites or expand the permitted capacity of our existing landfills when necessary, and may ultimately be required to expense up to the carrying value of the landfill or expansion project, less the recoverable value of the property and other amounts recovered. Obtaining new landfill sites is important to our expansion into new, non-exclusive solid waste markets and in our E&P waste business. If we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter that market. Expanding existing landfill sites is important in those markets where the remaining lives of our landfills are relatively short. We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the lives of these landfills. Any of these circumstances could adversely affect our operating results.

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

Increases in costs for fleet, equipment, technology and landfill construction due to cost pressures, regulatory requirements, tariffs, acquisitions, new contracts and growth projects, including sustainability-related projects, could result in capital expenditures being higher than anticipated. In addition, supply chain constraints and inflationary pressures have resulted in and are expected to continue to result in higher costs, delays or lack of availability of fleet, equipment or supplies. This could impact our ability to generate free cash flow in line with our expectations, the timing of our free cash flow generation, or otherwise adversely affect our financial results.

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

Furthermore, the completion or closure of a landfill site does not end our environmental obligations. After completion or closure of a landfill site, or a section of an active landfill, we may incur additional costs. For example, in 2023 and 2024, an ongoing elevated temperature landfill (“ETLF”) event resulted in increased leachate generation and related capital and operating expenses that increased our closure and post closure costs at our Chiquita Canyon Landfill, which ultimately ceased active waste disposal operations as of December 31, 2024. In addition, environmental problems may occur that could result in substantial remediation costs, regulatory enforcement actions and related fines or potential litigation. For example, see the discussions regarding the Elevated Temperature Landfill Event, Chiquita Canyon Landfill Civil Litigation, and County of Los Angeles Litigation in Note 13, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The potential increased regulation of per- and polyfluoroalkyl substances (“PFAS”), bisphenol A (“BPA”) phthalates, methane and other emerging contaminants could result in greater expenditures for closure and post-closure costs. It is also possible that accruals may need to be expanded and that costs incurred related to these activities could be accelerated. Paying additional amounts for closure or post-closure costs and/or for environmental remediation and/or for litigation could harm our financial condition, operating results, or cash flow.

The level of exploration, development and production activity of E&P companies will impact the demand for our E&P waste services.

The value of crude oil has impacted and may in the future impact the level of drilling or production activity in the basins where we operate; however, we cannot provide assurances that higher crude oil prices will result in increased capital spending and related activity in the basins where we operate. E&P companies may elect to decrease investment in basins where lower crude oil prices or volatility in crude oil prices make the returns on investment inadequate or uncertain or impact the ability of E&P companies to access capital on economically advantageous terms or at all. Similarly, growth in production rates may be impacted by factors including volatility in crude oil prices and the level of global demand, as well as limitations on production as a result of higher operational costs. Energy transition, or a transformation of the global energy sector from fossil-based systems of energy production and consumption to renewable energy sources or nuclear sources, could also affect investments by E&P companies in the basins where we operate. In certain locations where blending activities occur, the value of any recovered oil could vary based on the value of crude oil.

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

Single-stream recycling facilities process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, particularly in residential collection, which results in increased processing and residual disposal costs to achieve quality standards. As a result, we have increased the fees that we charge customers at our recycling facilities in order to recover the higher processing costs for recyclables. This may result in lower recycled commodity volumes at our recycling facilities, as customers may elect to pursue cheaper alternatives for processing or disposal. Any such reduction could impact revenues, operating results and cash flow. Some of our recycling operations offer rebates to customers based on the market prices of commodities we buy to process for resale. Therefore, if we recognize increased revenues resulting from higher prices for recyclable commodities, the rebates we pay to suppliers will also increase, which also may impact our operating results.

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

A significant reduction in the value of RINs in the United States or the price paid for our renewable fuel in Canada could adversely impact our reported results. To manage a portion of this risk, we may enter into contractual agreements to sell RINs at a fixed price. As of December 31, 2025, we had no contractual fixed price agreements to sell RINs in place.

Variations in the volume of methane gas generated, marketed and sold by our landfill gas recovery operations also affect our results. Our operations and gas generation rates are impacted by many variables, including the maintenance and operations of recovery wells and gas generation systems, the amount and type of waste in our landfills, the age of the landfill, weather and related temperature. In addition, there may be variability in the extent to which we are able to beneficially market and sell for beneficial reuse the gas generated and captured, including as a result of delays in the start-up of new facilities or other impacts to operations. To the extent that we develop and construct new renewable natural gas, or RNG, facilities, either directly or through partnerships with third parties, the cost and timing of the completion of new facilities is uncertain as is the quantity and quality of gas generated and the associated operating costs and benefits, including any tax benefits related to the Inflation Reduction Act of 2022.

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

Our operations and assets are subject to risks associated with the effects of climate change and adverse weather conditions. Risks associated with climate change, such as increased frequency and/or intensity of weather events, flooding, wildfires, sea level rise, and other weather and climate-related events, could negatively impact our operations. For example, these events could disrupt or result in suspension of collection activities, disrupt landfill and transfer station operations, increase maintenance expenses, hinder landfill development or expansion, or generate increased volumes of leachate. It is also possible that these events could disrupt our customers’ businesses, thereby reducing the amount of waste generated by their operations.

Additional laws and regulations related to climate change, including restricting emissions of greenhouse gases, or GHG, could also be promulgated, and such laws and rules could increase our compliance costs, and result in heightened capital expenditures. Furthermore, additional climate change-related regulation could result in increased operational costs or disruption to our customers’ business, thereby impacting our operational results and financial condition. Conversely, favorable investor expectations regarding potential investment tax credits or other benefits stemming from the IRA may not materialize or could fail to meet expectations, particularly in light of the rollback to certain IRA provisions by the OBBA.

Increases in the price of diesel fuel may adversely affect our collection business and reduce our operating margins.

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

As a result of our acquisition strategy, we have a material amount of goodwill, indefinite-lived intangibles and property and equipment recorded in our financial statements. We do not amortize our existing goodwill or indefinite-lived intangibles and are required to test goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter of the year and whenever events or changes in circumstances indicate that the carrying value of goodwill and/or indefinite-lived intangible assets may not be recoverable using the one-step process prescribed in the accounting guidance. The process screens for and measures the amount of the impairment, if any. The recoverability of property and equipment is tested for impairment whenever changes in facts and circumstances indicate that their carrying amount may not be recoverable. Application of the impairment test requires judgment. A significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions could result in an additional impairment charge in the future, which could have a significant adverse impact on our reported results.

Our indebtedness could adversely affect our financial condition and limit our financial flexibility.

As of December 31, 2025, we had approximately $8.889 billion of total indebtedness outstanding, and we may incur additional debt in the future. This amount of indebtedness could:

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

A portion of our indebtedness is at variable rates which are based on the Canadian Overnight Repo Rate Average, or CORRA, as a result of the transition from the Canadian Dollar Offered Rate, or CDOR, which ceased publication on June 28, 2024. In addition, at December 31, 2025, $915 million of our indebtedness, including interest rate swaps, is at variable rates which are based on the term Secured Overnight Financing Rate, or term SOFR, as a result of the transition from the London Interbank Offered Rate, or LIBOR. SOFR and CORRA have a limited history as reference rates, and changes in these rates have, on occasion, been more volatile than changes in other benchmark or market rates. The liquidity of the SOFR and CORRA loan markets could result in higher borrowing costs for us. There could be unanticipated difficulties, disruptions or methodological or other changes with the calculation and publication of these rates, which in turn could trigger another benchmark transition or otherwise cause a reliance on an alternate base rate. This could also result in increased borrowing costs for us and thereby adversely affect our financial condition and earnings.

Our ability to execute our financial strategy and incur indebtedness is somewhat dependent upon our ability to maintain investment grade credit ratings on our senior debt. The credit rating process is contingent upon our credit profile and several other factors, many of which are beyond our control, including methodologies established and interpreted by third-party rating agencies. If we were unable to maintain our investment grade credit ratings in the future, our interest expense would increase and our ability to obtain financing on favorable terms could be adversely affected.

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

If we are unable to obtain performance or surety bonds, letters of credit or insurance, we may not be able to enter into additional collection contracts or retain necessary landfill operating permits. Collection contracts, municipal contracts, transfer station operations and landfill closure and post-closure obligations may require performance or surety bonds, letters of credit or other financial assurance to secure contractual performance or comply with federal, state, provincial or local environmental laws or regulations. We typically satisfy these requirements by posting bonds or letters of credit. As of December 31, 2025, we had $2.157 billion of such surety bonds in place and $220.6 million of letters of credit issued and outstanding. Closure bonds are difficult and costly to obtain. If we are unable to obtain performance or surety bonds or additional letters of credit in sufficient amounts or at acceptable rates, we could be precluded from entering into additional collection contracts or obtaining or retaining landfill operating permits. Any future difficulty in obtaining insurance also could impair our ability to secure future contracts that are conditional on the contractor having adequate insurance coverage. Accordingly, our failure to obtain performance or surety bonds, letters of credit or other financial assurances or to maintain adequate insurance coverage could limit our operations or violate federal, state, provincial, or local requirements, which could have a materially adverse effect on our business, financial condition and results of operations.

Increasing customer preference for alternatives to landfill disposal and bans on certain types of waste may cause our revenues and operating results to decline.

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

Labor union activity could divert management attention, increase costs, and disrupt operations, thereby adversely affect our operating results.

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

Stakeholder input, business considerations, and potential regulation have reinforced the importance of developing and implementing sustainability and environmental, social, and governance, or ESG, initiatives. In 2020, we adopted long-term, aspirational sustainability targets, which we have since expanded and updated; we also committed $500 million for investments and projects to support these efforts. Our ability to achieve these targets will depend significantly on, among other things, the success of these investments and projects and our ability to meet our financial and operating objectives, which can be impacted by the numerous risks and uncertainties associated with our business and the industry in which we operate. There is a risk that some or all of the expected benefits of these investments and projects may fail to materialize, may cost more to achieve or may not occur within the anticipated time periods, including as a result of limitations on technology, permitting requirements, labor constraints or supply chain disruptions. In addition, there is a risk that the actions taken by us to achieve these targets may have a negative impact on our existing business and increase capital expenditures or decrease investments in other aspects of the business, which could adversely affect our operating results or future growth. Our failure to achieve these targets, or a perception among key stakeholders that such targets are insufficient or unattainable, could damage our reputation, competitive position and share price.

While there continues to be interest from many stakeholders in ESG policies, practices and disclosure around climate-related risk identification and mitigation by businesses, initiatives to promote the development and implementation of robust ESG policies and the disclosure of climate related risk are in a state of flux among U.S. federal, state, and Canadian regulators. In the United States, many federal climate change and ESG requirements have stalled, and prospective federal requirements will be determined by litigation or new congressional or regulatory action. Regardless of federal action, certain states have initiated independent state specific programs. In addition, certain investors and lenders are incorporating ESG factors into their investment or lending process, alongside traditional financial considerations, to varying extents. Developing and implementing policies and practices, and developing additional disclosure in relation to climate change and other environmental and social risk issues, can involve significant costs and require a significant time commitment from our Board of Directors, management and employees. In addition, a failure to implement such policies, practices and disclosure could adversely affect our reputation, competitive position and share price and our ability to raise capital, even if our operating results or prospects have not changed. Furthermore, public statements regarding ESG matters are increasingly subject to scrutiny by regulators, investors and the public. Any actual or perceived “greenwashing”—defined generally as the misrepresentation or exaggeration of ESG or sustainability practices or commitments not adequately supported by measurable actions or outcomes—could result in reputational harm and legal liability, including regulatory enforcement actions, investor lawsuits and consumer claims under securities and consumer protection laws. Finally, should states implement differing requirements, the complexity of compliance could increase our costs and adversely affect our business prospects.

We depend significantly on the services of the members of our senior and regional management team, and the departure of any of those persons could cause our operating results to suffer.

Our success depends significantly on the continued individual and collective contributions of our senior and regional management team. The loss of the services of any member of our senior and regional management, the failure of our succession planning to develop an adequate pipeline of future leaders, or the inability to hire and retain experienced management personnel could harm our operating results.

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

In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, we make estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. We are required to make these estimates and assumptions because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to our accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, asset impairments and litigation, claims and assessments. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have an adverse effect on our financial condition and results of operations.

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

From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability, including on a retroactive basis. There can be no assurance that changes in tax laws in the United States, Canada and the other jurisdictions in which we operate, such as changes resulting from the increased global focus on issues related to the taxation of multinational corporations, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. For example, Canada has enacted certain hybrid mismatch rules following recommendations of the Organization for Economic Cooperation and Development (OECD) and has also enacted the Global Minimum Tax Act which, for fiscal years beginning on or after December 31, 2023, implements a minimum effective tax rate of 15% for large multinational groups operating in Canada. Canada has also released draft legislative proposals which propose to implement an additional undertaxed profits rule effective for fiscal years beginning on or after December 31, 2024.  The OECD announced on January 5, 2026 that the OECD/G20 Inclusive Framework on base erosion and profit shifting has reached agreement on key elements of a “side-by-side” package allowing for continued coordinated operation of Pillar Two global minimum tax arrangements.  In light of this agreement, it is not yet clear whether Canada will proceed with such draft legislation to implement the undertaxed profits rule or whether it will delay the currently proposed effective date.  Furthermore, in the U.S., Congress’ response to the OECD recommendations and other matters continues to evolve, and tax changes, including, for example, due to legislation commonly referred to as the Tax Cut and Jobs Act, may also impact our tax exposure and may have a material adverse effect on our financial position, results of operations, and cash flows.

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

Our inability to adapt to and manage the benefits and risks of Artificial Intelligence (AI) could expose us to liability or put us at a disadvantage.

If we are not able to adapt and effectively incorporate potential advantages of AI in our business, it may negatively impact our ability to compete. On the other hand, if we are not able to effectively manage the commercial and legal risks of AI, including the potential for poor or inconsistent quality, privacy concerns, risks related to automated decision-making, and the potential for exposure of confidential and/or propriety information, we may suffer harm to our results of operation and reputation. The development, adoption, and commercial use of generative AI technologies are still in their early stages and ineffective or inadequate AI development or deployment practices by us or our third-party developers or vendors could result in unintended consequences. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. Commercial use of AI is subject to a complex and evolving regulatory landscape, and the technologies underlying AI and its uses are the subject of ongoing review by various government and regulatory agencies. Compliance with these developing regulations may be complex, costly and time-consuming, and there is a risk of regulatory enforcement or litigation if we fail to comply with these requirements.

If we are not able to develop new service offerings and protect intellectual property, or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer.

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

Governmental authorities and various interest groups in the United States and Canada have implemented laws and regulations designed to limit GHG emissions in response to growing concerns regarding climate change. For example, the State of California, the Canadian federal government and several Canadian provinces have enacted climate change laws, and other states and provinces in which we operate are considering similar actions. The EPA made an endangerment finding in 2009 allowing certain GHGs to be regulated under the CAA. While the Trump administration is seeking to roll back this finding, the EPA’s prior regulatory actions created regulations that will impact our operations by imposing emission reporting, permitting, control technology installation and monitoring requirements, although the materiality of the impacts will not be known until all applicable regulations are promulgated and finalized, including following any regulatory appeals. The Canadian federal government enacted the Greenhouse Gas Pollution Pricing Act in June 2018, which established a national carbon-pricing regime starting in 2019 for provinces and territories in Canada where there is no provincial regime in place or where the provincial regime does not meet the federal benchmark. The Canadian Government recently enacted new regulations that will restrict methane emissions from certain MSW landfills. Several Canadian provinces have promulgated legislation and regulations to limit GHG emissions through requirements of specific controls, carbon levies, cap and trade programs or other measures. The EPA identified methane emissions from landfills and from oil and gas facilities as a focus for enforcement and compliance resources in its National Enforcement and Compliance Initiatives for 2024 through 2027. Comprehensive GHG legislation or regulation, including carbon pricing, affects not only our business, but also that of our customers. The State of California enacted Senate Bill 219 in 2024, requiring companies with revenues exceeding $1 billion and operating within California to report Scope 1 and Scope 2 emissions beginning in 2026 (for emissions occurring in fiscal year 2025) and Scope 3 emissions beginning in 2027 (for emissions occurring in fiscal year 2026). Companies disclosing emissions in California must obtain formal assurance from approved data verification firms to ensure regulatory compliance.

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

We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity, which could damage our reputation.

Governmental agencies may, among other things, impose fines or penalties on us relating to the conduct of our business, attempt to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations or as a result of third-party challenges, require us to install additional pollution control equipment or require us to remediate potential environmental problems relating to any real property that we or our predecessors ever owned, leased or operated or any waste that we or our predecessors ever collected, transported, disposed of or stored. For example, see the discussion regarding the Elevated Temperature Landfill Event in Note 13, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. While we do not provide hazardous waste collection, transfer or disposal services, our failure to strictly follow federal, state, provincial or local laws regulating the collection, storage, treatment or transportation of listed or characteristically hazardous substances may also subject us to regulatory enforcement actions, fines or other liability. Any adverse outcome in such proceedings could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and share price.

Pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

We are, and from time to time become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Many of these matters raise complicated factual and legal issues and are subject to uncertainties and complexities, all of which make the matters costly to address. For example, in recent years, wage and employment laws have changed regularly and become increasingly complex, which has fostered litigation, including purported class actions. Similarly, purported class actions based on claims related to allegedly unlawful landfill odors and rates and fees charged under certain contracts for collection services have proliferated, as have citizen suits brought pursuant to environmental laws, such as those regulating the treatment of storm water runoff. Individuals, citizens groups, trade associations, environmental activists or governmental entities may also bring actions against us in connection with our current or former operations that could interrupt or limit the scope of our business. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our consolidated financial condition, results of operations and cash flows. See discussion in Note 13, “Commitments and Contingencies,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Our Information Security team of the Information Technology department has the direct responsibility for developing, monitoring and enforcing information security standards and procedures; reviewing and approving all network interconnections for compliance to security standards; and assisting, consulting and training individuals throughout the Company in the use of appropriate information security practices. This group is responsible for ensuring that all IT and OT systems, assets and networks are aligned with the parent company and affiliate cybersecurity framework. We engage independent third-party consultants from time to time to assess the adequacy of our cybersecurity measures and assist in implementing any appropriate actions to address any vulnerabilities identified. The Senior Vice President – Chief Information Officer, or CIO, who reports to the Senior Vice President – Performance Optimization, oversees this group and is responsible for managing the program, in collaboration with our business and functions. Our CIO has served in that role with us since 2004 and has extensive experience with cybersecurity and information technology at the Company.

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

ITEM 2.  PROPERTIES

As of December 31, 2025, we owned 371 solid waste collection operations, 164 transfer stations, 65 MSW landfills, 20 E&P waste landfills and caverns, 17 non-MSW landfills, 90 recycling operations, four intermodal operations, 88 E&P liquid waste injection wells and 36 E&P waste treatment and oil recovery facilities, and operated, but did not own, an additional 60 transfer stations and 12 MSW landfills, in 46 states in the U.S. and six provinces in Canada. Non-MSW landfills accept construction and demolition, industrial and other non-putrescible waste. We lease certain of the sites on which these facilities are located. We lease various office facilities, including our combined corporate and regional offices in Woodbridge, Ontario, Canada, where we occupy approximately 17,000 square feet of space. In addition, we lease our administrative offices in The Woodlands, Texas, where we occupy approximately 117,000 square feet of space. We also maintain regional administrative offices in each of our segments. We own a variety of equipment, including waste collection and transportation vehicles, related support vehicles, double-stack rail cars, carts, containers, chassis and heavy equipment used in landfill, collection, transfer station, waste treatment and intermodal operations. We believe that our existing facilities and equipment are adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets in connection with future acquisitions.

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

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the Toronto Stock Exchange, or TSX, the New York Stock Exchange, or NYSE, and the NYSE Texas under the symbol “WCN”.

As of February 3, 2026, there were 68 holders of record of our common shares. Because many of our common shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

On February 11, 2026, we announced that our Board of Directors approved a regular quarterly cash dividend of $0.35 per common share. All dividends paid by us on our common shares after June 1, 2016 are designated as “eligible dividends” for Canadian federal income tax purposes and such treatment will continue unless a notification of change is posted on our website. Our Board of Directors will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. We cannot assure as to the amounts or timing of future dividends. We have the ability under our Revolving Credit Agreement (defined below) to repurchase our common shares and pay dividends provided we maintain specified financial ratios.

On August 8, 2025, we announced the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 12,855,691 of our common shares during the period of August 12, 2025 to August 11, 2026 or until such earlier time as the NCIB is completed or terminated at our option. The renewal followed the conclusion of our previous NCIB that expired August 11, 2025.  Under the NCIB, we may make share repurchases on the TSX, the NYSE, the NYSE Texas and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction and subject to certain volume limitations.  Shareholders may obtain a copy of our TSX Form 12 – Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to our Executive Vice President and Chief Financial Officer at (832) 442-2200.  The timing and amounts of any repurchases pursuant to the NCIB will depend on market conditions, share price and other factors, including potential acquisition growth opportunities. All common shares purchased under the NCIB will be immediately cancelled following their repurchase. Information regarding the NCIB can be found under the section Normal Course Issuer Bid in Note 14, “Shareholders’ Equity,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference. During the year ended December 31, 2025, we have repurchased 2.8 million of our common shares pursuant to the NCIB in effect during that period at an aggregate cost of $505.5 million, or an average price of $183.24 per share.  The table below reflects repurchases we made during the three months ended December 31, 2025:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share (1)	Program (2)	the Program (2)
10/1/25 - 10/31/25	181,051	$172.61	181,051	11,580,628
11/1/25 - 11/30/25	115,071	$171.64	115,071	11,465,557
12/1/25 - 12/31/25	69,302	$178.07	69,302	11,396,255
	365,424	$173.34	365,424
(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission and share buyback taxes paid for all repurchases.
(2)	The annual renewal of our NCIB was announced on August 8, 2025, and unless terminated at our option, it will expire on August 11, 2026 or, if earlier, upon the purchase of the full 12,855,691 common shares authorized for purchase under the NCIB.

Canada imposes a two percent tax on repurchases of equity by publicly traded Canadian entities (the “Share Buyback Tax”). Generally, subject to a de minimis rule, the Share Buyback Tax is levied on the net value of our repurchased equity (being the fair market value of certain equity that is redeemed, acquired or cancelled by us in the taxation year less the fair market value of certain equity issued by us in the taxation year).  A purchase of common shares pursuant to the NCIB may subject us to Share Buyback Tax depending on the aggregate fair market value of the common shares purchased by us and the fair market value of equity issuances during such year.

Performance Graph

The following performance graph compares the total cumulative shareholder returns on our common shares over the past five fiscal years with the total cumulative returns for the S&P 500 Index, the S&P/TSX 60 Index and the Dow Jones U.S. Waste and Disposal Services Index.

The graph depicts a five-year comparison of cumulative total returns for our common shares. The graph assumes an investment of $100 in our common shares on December 31, 2020, and the reinvestment of all dividends. This chart has been calculated in compliance with SEC requirements and prepared by S&P Global Inc. using the USD index in the case of the S&P/TSX 60 Index.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
2020
2021
2022
2023
2024
2025
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

	Base	Indexed Returns
	Period	Years Ending
Company Name / Index	Dec20	Dec21	Dec22	Dec23	Dec24	Dec25
Waste Connections, Inc.	$100	$133.80	$131.09	$148.75	$172.14	$177.17
S&P 500 Index	$100	$128.71	$105.40	$133.10	$166.40	$196.16
S&P/TSX 60 Index	$100	$129.14	$112.88	$129.97	$144.23	$195.30
Dow Jones U.S. Waste & Disposal Services Index	$100	$139.79	$132.24	$155.77	$185.73	$195.61

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

We make statements in this Annual Report on Form 10-K that are forward-looking in nature.  These include:

●	Statements regarding our landfills, including capacity, duration, demand for and pricing of recyclables, estimated closure and post-closure liabilities, landfill alternatives and related capital expenditures, operating expenses, leachate and the ETLF event at the Chiquita Canyon Landfill;
●	Discussion of competition, loss of contracts, price increases and additional exclusive and/or long-term collection service arrangements;
●	Forecasts of cash flows necessary for operations and free cash flow to reduce leverage as well as our ability to draw on our credit facility and access the capital markets to refinance or expand;
●	Statements regarding our ability to access capital resources or credit markets;
●	Plans for, and the amount and sources of, certain capital expenditures for our existing and newly acquired properties and equipment and the funding thereof;
●	Statements regarding fuel, oil and natural gas demand, prices, and price volatility;
●	Assessments of regulatory developments and potential changes in environmental, health, safety and tax laws and regulations; and
●	Other statements on a variety of topics such as inflation, impacts of trade policies or tariffs, general economic conditions, credit risk of customers, seasonality, labor/pension costs and labor union activity, employee retention costs, operational and safety risks, acquisitions and their contribution to the Company’s strategy, dividends, share repurchases, litigation developments and results, goodwill impairments, insurance costs and cybersecurity threats.

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

Industry Overview

The solid waste industry is local and highly competitive in nature, requiring substantial labor and capital resources. We compete for collection accounts primarily on the basis of price and, to a lesser extent, the quality of service, and compete for landfill business on the basis of tipping fees, geographic location and quality of operations. The solid waste industry has been consolidating and continues to consolidate as a result of a number of factors, including the increasing costs and complexity associated with waste management operations and regulatory compliance. Some small independent operators and municipalities lack the capital resources, management, operating skills and technical expertise necessary to operate effectively in such an environment. The consolidation trend has caused solid waste companies to operate larger landfills that have complementary collection routes that can use company-owned disposal capacity. Owning a point of transfer to landfills has become increasingly important as landfills continue to close and some disposal capacity is farther from collection areas.

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

We generally target markets where we can operate efficiently, including secondary and rural markets, which often allows us to establish a substantial presence and operate profitably through exclusive contracts, vertical integration or asset positioning.  In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally owned or funded or available at multiple municipal sources, we seek to achieve efficiencies through our collection services that aid our growth and profitability.  We also target niche markets, like non-hazardous E&P waste treatment, recovery and disposal services.

2025 Financial Performance

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

Operating Results

Revenues in 2025 increased 6.1% to $9.467 billion from $8.920 billion in 2024. Acquisitions closed during, or subsequent to, the prior year, net of divestitures, accounted for $377.2 million in incremental revenues in 2025.  Excluding the impact of such acquisitions, revenues increased 1.9% due predominantly to higher internal growth in solid waste.  Solid waste internal growth was up 2.3%, due to higher price increases, partially offset by declines in surcharges, volumes and recycled commodities, along with the closure of an operating facility at year-end 2024. Pricing growth was 6.4%, with core pricing up 6.5%, with offsets from lower materials and environmental surcharges of 0.1%.  Volumes decreased by 2.8% due primarily to the intentional shedding of lower quality revenue, including through the purposeful non-renewal of certain residential hauling contracts.  Additionally, internal solid waste growth declined by 0.8% as a result of the facility closure and 0.5% as a result of decreases in recycled commodities revenue.  Higher E&P waste activity contributed 0.2% to overall growth, which was offset by lower landfill gas sales, including renewable energy credits, and other revenue, down 0.2%, and foreign exchange impacts resulted in a 0.3% decrease to overall growth.

Net income attributable to Waste Connections increased 74% to $1.077 billion in 2025, from $617.6 million in 2024, principally as a result of impairments and other operating items, which decreased to $109.7 million in 2025 from $613.0 million in 2024.  In 2025, adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, a non-GAAP financial measure (refer to page 74 of this Annual Report on Form 10-K for a definition and reconciliation to Net income attributable to Waste Connections), increased 7.7% to $3.125 billion, from $2.902 billion in 2024. As a percentage of revenue, adjusted EBITDA increased from 32.5% in 2024, to 33.0% in 2025. This 0.5 percentage point increase reflects price-led organic growth in solid waste exceeding cost inflation and lower cost of fuel during the year, partially offset by lower recycled commodity and landfill gas revenues.  Adjusted net income attributable to Waste Connections, a non-GAAP financial measure (refer to page 75 of this Annual Report on Form 10-K for a definition and reconciliation to Net income attributable to Waste Connections), in 2025 increased 7.2% to $1.328 billion from $1.239 billion in 2024.

Return of Capital and Distributions to Shareholders

In 2025, we distributed $839.3 million to shareholders through a combination of cash dividends and share repurchases.  We paid $333.8 million to shareholders through cash dividends declared by our Board of Directors, which also increased the quarterly cash dividend by 11.1%, from $0.315 to $0.350 per common share in October 2025. Cash dividends increased $31.5 million, or 10.4%, from $302.3 million in 2024 due to a 10.5% increase in the quarterly cash dividend declared by our Board of Directors in October 2024, followed by the additional increase in October 2025 and reflects the reduced share count resulting from repurchases.  In 2025, we also repurchased 2.8 million common shares at an aggregate cost of $505.5 million pursuant to our normal course issuer bid, which was renewed in August 2025 and provides for repurchases of up to 12,855,691 shares, being 5% of the shares outstanding as of July 31, 2025.  Our Board of Directors intends to review the quarterly dividend during the fourth quarter of each year, with a long-term objective of increasing the amount of the dividend. We expect the amount of capital we return to shareholders through share repurchases to vary depending on our financial condition and results of operations, capital structure, the amount of cash we deploy on acquisitions, expectations regarding the timing and size of acquisitions, the market price of our common shares, and overall market conditions. We cannot assure as to the amounts or timing of future dividends or share repurchases. We have the ability under our Revolving Credit Agreement to repurchase our common shares and pay dividends provided that we maintain specified financial ratios.

Capital Position

We target a Leverage Ratio, as defined in our Revolving Credit Agreement, of approximately 2.5x – 3.0x total debt to EBITDA. The Leverage Ratio is a non-GAAP ratio (refer to page 75 of this Annual Report on Form 10-K for more information on this ratio). Higher debt resulting from outlays for acquisitions and share repurchases during 2025 were largely offset by higher EBITDA in 2025, resulting in a nominal increase in our Leverage Ratio from 2.67x at December 31, 2024 to 2.75x at December 31, 2025.  Cash balances decreased from $62.4 million at December 31, 2024 to $46.0 million at December 31, 2025, and we had $581.1 million of remaining borrowing capacity under our Revolving Credit Agreement, which matures in February 2029.  In total, we had $2.2 billion in prepayable debt outstanding at December 31, 2025.

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

Income taxes. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. If our judgment and estimates concerning assumptions made in calculating our expected future income tax rates are incorrect, our deferred income tax assets and liabilities would change. Based on our deferred income tax liability balance at December 31, 2025, each 0.1 percentage point change to our expected future income tax rates would change our deferred income tax liability balance and income tax expense by approximately $4.2 million.

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

Final capping, closure and post-closure obligations. We accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and the landfills that we operate, but do not own, under life-of-site agreements. We could have additional material financial obligations relating to final capping, closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future. Our discount rate assumption for purposes of computing 2025 and 2024 “layers” for final capping, closure and post-closure obligations is based on our long-term credit adjusted risk-free rate.  Our discount rate was 5.50% for each of 2025 and 2024.  Our long-term inflation rate assumption was 2.75% for each of the years ended December 31, 2025 and 2024. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill final capping, closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations. In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical. In 2023, we recorded an additional $159.5 million of charges to adjust the carrying value of a closure and post-closure liability at an area of a landfill site that has been deemed to reach final capacity. Furthermore, during the quarter ended December 31, 2024, we recorded an additional $480.8 million of charges to adjust the carrying value of the closure and post-closure liability at the same landfill, which ceased active waste disposal operations as of December 31, 2024. Additionally, changes in regulatory or legislative requirements could increase our costs related to our landfills, resulting in a material adverse effect on our financial condition and results of operations.

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

Loss Contingencies.  We record accruals for various contingencies including legal exposures as they arise in the normal course of business. We determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible, or probable, and if it can be reasonably estimated. Our assessment is developed in consultation with our internal and external legal counsel and other advisors and is based on an analysis of possible outcomes under various strategies. Loss contingency assumptions involve judgments that are inherently subjective and can involve matters that are in litigation, which, by its nature, is unpredictable. We believe that our qualitative and quantitative assessment of the probability of loss contingencies is reasonable, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, our assessment may prove ultimately to be incorrect, which could harm our financial condition, operating results, or cash flow.

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

As part of our goodwill impairment test, we estimate the fair value of each of our reporting units using discounted cash flow analyses.  Our reporting units consisted of our six geographic solid waste operating segments at December 31, 2025, 2024 and 2023.  We compare the fair value of each reporting unit with the carrying value of the net assets assigned to the reporting unit. If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results. If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In testing indefinite-lived intangible assets for impairment, we compare the estimated fair value of each indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in our Consolidated Statements of Net Income.

Discounted cash flow analyses require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows, growth rates and income tax rates. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization. For our impairment testing of our operating segments for the year ended December 31, 2025, we determined that the indicated fair value of each of our reporting units exceeded their carrying value in excess of 200% and, therefore, we did not record an impairment charge. The detailed results of our 2025, 2024 and 2023 impairment tests are described in Note 3 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

	Years Ended December 31,
	2025	2024	2023
Commercial	$2,944,279	$2,670,549	$2,476,891
Residential	2,364,536	2,258,911	2,125,068
Industrial and construction roll off	1,439,281	1,403,313	1,333,020
Total collection	6,748,096	6,332,773	5,934,979
Landfill	1,541,904	1,557,872	1,483,397
Transfer	1,461,636	1,349,080	1,198,385
Recycling	240,057	241,873	147,039
E&P	688,761	521,504	232,211
Intermodal and other	175,465	191,887	171,721
Intercompany	(1,389,004)	(1,275,398)	(1,145,781)
Total	$9,466,915	$8,919,591	$8,021,951

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers’ compensation, vehicle and equipment insurance, insurance and employee group health claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our significant costs of operations in 2025 were labor, employee benefits, third-party disposal and transportation, vehicle, equipment and property maintenance, taxes and fees, risk management and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers’ compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. We carry insurance for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability and directors’ and officers’ liability as well as for employee group health claims, property and workers’ compensation. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

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

We capitalize some third-party expenditures related to development projects, such as information technology, legal and engineering. We expense all third-party and indirect acquisition costs, including third-party legal and engineering expenses, executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that may become impaired, such as those that relate to any operation that is permanently shut down and any landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. For example, if we are unsuccessful in our attempts to obtain or defend permits that we are seeking or have been awarded to operate or expand a landfill, we will no longer generate anticipated income from the landfill and we will be required to expense in a future period up to the carrying value of the landfill or expansion project, less the recoverable value of the property and other amounts recovered.

Presentation of Results of Operations, Segment Reporting, and Liquidity and Capital Resources

The following discussion and analysis of our Results of Operations, Segment Reporting, and Liquidity and Capital Resources includes a comparison for the year ended December 31, 2025 to the year ended December 31, 2024. A similar discussion and analysis that compares the year ended December 31, 2024 to the year ended December 31, 2023 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

The following table sets forth items in our Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2025	% of Revenues	2024	% of Revenues
Revenues	$9,466,915	100.0%	$8,919,591	100.0%
Cost of operations	5,455,382	57.6	5,191,706	58.2
Selling, general and administrative	959,544	10.1	883,445	9.9
Depreciation	1,030,565	10.9	974,001	10.9
Amortization of intangibles	201,541	2.1	189,768	2.1
Impairments and other operating items	109,709	1.2	613,012	6.9
Operating income	1,710,174	18.1	1,067,659	12.0

Interest expense	(334,551)	(3.5)	(326,804)	(3.7)
Interest income	12,139	0.1	11,607	0.1
Other income, net	30,154	0.3	10,471	0.1
Income tax provision	(341,359)	(3.6)	(146,363)	(1.6)
Net income	1,076,557	11.4	616,570	6.9
Net loss attributable to noncontrolling interests	—	—	1,003	0.0
Net income attributable to Waste Connections	$1,076,557	11.4%	$617,573	6.9%

Years Ended December 31, 2025 and 2024

Revenues.  Total revenues increased $547.3 million, or 6.1%, to $9.467 billion for the year ended December 31, 2025, from $8.920 billion for the year ended December 31, 2024.

Acquisitions closed during, or subsequent to, the year ended December 31, 2024, increased revenues by $387.9 million, for the year ended December 31, 2025.

Operations that were divested during, or subsequent to, the year ended December 31, 2024, decreased revenues by $10.7 million for the year ended December 31, 2025.

The impact of operations that were closed during, or subsequent to, the year ended December 31, 2024, decreased revenues by $59.4 million for the year ended December 31, 2025.

During the year ended December 31, 2025, the net increase in prices charged to our customers at our existing operations was $526.6 million, consisting of $537.0 million of core price increases and decreases in surcharges of $10.4 million.

During the year ended December 31, 2025, we recognized volume losses totaling $238.0 million resulting from a decrease in roll off volumes, lower post-collection volumes in our Eastern, Southern and Central segments, lower residential collection volumes due primarily to the purposeful shedding of certain low-margin municipal contracts and lower commercial revenues.

E&P waste revenues at facilities owned during the year ended December 31, 2025 increased $17.6 million, due to nominal increases in overall activity levels in our Canada segment.

Revenues from sales of recyclable commodities at facilities owned during the years ended December 31, 2025 and 2024 decreased $37.7 million. The decrease was primarily attributable to lower prices for old corrugated cardboard and plastics.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $23.2 million for the year ended December 31, 2025. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7160 and 0.7298 for the years ended December 31, 2025 and 2024, respectively.

Other revenues decreased $15.8 million during the year ended December 31, 2025, due primarily to a $13.6 million decrease in landfill gas revenues on lower values of renewable energy credits and a $3.1 million decrease in intermodal revenues, partially offset by a $0.9 million increase in other non-core revenue sources.

Cost of Operations.  Total cost of operations increased $263.7 million, or 5.1%, to $5.455 billion for the year ended December 31, 2025, from $5.192 billion for the year ended December 31, 2024. The increase was primarily the result of $187.4 million of additional operating costs from acquisitions closed during, or subsequent to, the year ended December 31, 2024, and an increase in operating costs at our existing operations of $96.0 million, assuming foreign currency parity, partially offset by a decrease in operating costs of $11.3 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $8.4 million from operations divested during, or subsequent to, the year ended December 31, 2024.

The increase in operating costs of $96.0 million, assuming foreign currency parity, at our existing operations for the year ended December 31, 2025, consisted of higher labor and recurring incentive compensation expenses of $53.7 million, an increase in trucking costs of $23.3 million, higher post-closure liability interest accretion expense of $17.4 million, an increase in risk management expenses of $11.1 million, an increase in taxes on revenues of $9.1 million, higher benefits costs of $9.0 million and a net increase of other expenses of $2.3 million, partially offset by a decrease in fuel expense of $11.3 million due to diesel prices, lower disposal costs of $10.4 million and a decrease in truck, container, equipment and facility maintenance and repair expenses of $8.2 million.

Cost of operations as a percentage of revenues decreased 0.6 percentage points to 57.6% for the year ended December 31, 2025, from 58.2% for the year ended December 31, 2024. The decrease as a percentage of revenues was primarily driven by the impact of price-led revenue growth, a 0.4 percentage point decrease in disposal costs as a result of increased internalization in certain markets, a 0.2 percentage point decrease due to the impact of acquisitions having lower operating costs as a percentage of revenue as compared to existing operations and a 0.2 percentage point decrease in fuel costs due to diesel prices, partially offset by a 0.2 percentage point increase in labor and benefits costs.

SG&A.  SG&A expenses increased $76.1 million, or 8.6%, to $959.5 million for the year ended December 31, 2025, from $883.4 million for the year ended December 31, 2024. The increase was comprised of $53.1 million, assuming foreign currency parity, at our existing operations and $25.2 million from acquisitions closed during, or subsequent to, the year ended December 31, 2024, partially offset by a decrease of $2.2 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in SG&A expenses at our existing operations of $53.1 million, assuming foreign currency parity, for the year ended December 31, 2025 was comprised of an increase in administrative payroll expenses of $32.7 million, higher incentive compensation expense of $9.6 million, an increase in professional fees of $7.2 million and $3.6 million of other net expense increases.

SG&A expenses as a percentage of revenues increased 0.2 percentage points to 10.1% for the year ended December 31, 2025, from 9.9% for the year ended December 31, 2024. The increase as a percentage of revenues was primarily driven by a 0.3 percentage point increase in administrative payroll and incentive compensation expenses, partially offset by a 0.1 percentage point decrease in SG&A expenses from acquisitions closed during, or subsequent to, the year ended December 31, 2024.

Depreciation.  Depreciation expense increased $56.6 million, or 5.8%, to $1.031 billion for the year ended December 31, 2025, from $974.0 million for the year ended December 31, 2024. The increase was comprised of an increase in depreciation and depletion expense of $45.1 million from acquisitions closed during, or subsequent to, the year ended December 31, 2024, and an increase in depreciation expense of $41.4 million from the impact of additions to our fleet and equipment purchased to support our existing operations, partially offset by a decrease of $26.3 million in depletion expense, a decrease of $2.7 million resulting from a lower average foreign currency exchange rate in effect during the current period and a decrease of $0.9 million from operations divested during, or subsequent to, the year ended December 31, 2024.

Depreciation expense as a percentage of revenues remained flat at 10.9% for the year ended December 31, 2025 and the year ended December 31, 2024. For both comparable periods, depreciation expense as a percentage of revenues was impacted by capital expenditures to support our existing operations and acquisitions closed during, or subsequent to, the year ended December 31, 2024 having higher depreciation expense as a percentage of revenue than our company average, partially offset by the impact of decreased depletion expenses as a result of lower landfill volumes.

Amortization of Intangibles.  Amortization of intangibles expense increased $11.7 million, or 6.2%, to $201.5 million for the year ended December 31, 2025, from $189.8 million for the year ended December 31, 2024. The increase was the result of $33.6 million from intangible assets acquired in acquisitions closed during, or subsequent to, the year ended December 31, 2024, partially offset by a decrease of $21.0 million from certain intangible assets becoming fully amortized during the comparable periods, a decrease of $0.7 million due to a lower average foreign currency exchange rate in effect during the current period and a decrease of $0.2 million due to intangible assets divested during, or subsequent to, the year ended December 31, 2024.

Amortization of intangibles expense as a percentage of revenues remained flat at 2.1% for the year ended December 31, 2025 and the year ended December 31, 2024. For both comparable periods, amortization expense as a percentage of revenues was impacted by acquisitions closed during, or subsequent to, the year ended December 31, 2024 having higher amortization expense as a percentage of revenue than our company average, partially offset by decreases related to certain intangible assets becoming fully amortized during the comparable periods.

Impairments and Other Operating Items.  Impairments and other operating items decreased $503.3 million, to net losses totaling $109.7 million for the year ended December 31, 2025, from net losses totaling $613.0 million for the year ended December 31, 2024.

The net losses of $109.7 million recorded during the year ended December 31, 2025 consisted of net losses of $67.4 million for an environmental liability at an operating facility in the period, net losses of $30.0 million for charges to write off the carrying cost of certain contracts and non-operating facility permits that were not, or are not expected to be, renewed prior to the original estimated termination date and net losses of $12.7 million on the disposal of property and equipment, partially offset by other net gains of $0.4 million.

During and prior to the year ended December 31, 2024, we worked to address regulatory constraints related to the active waste disposal operations that were preventing our Chiquita Canyon Landfill (“Chiquita”) from continuing to receive and manage waste from its customers. The primary constraints were tonnage limitations effective January 1, 2025 and the final permit approval needed for Chiquita to access otherwise permitted and constructed airspace. Without any resolution of these matters, we determined it was no longer economically feasible to operate Chiquita and made the decision to cease active waste disposal operations as of December 31, 2024. As a result, it became necessary to record charges of $480.8 million to adjust the carrying value of the landfill closure and post-closure liability and record an impairment charge of $116.1 million to adjust the carrying value of the landfill. See “Accounting for landfills” and “Final capping, closure and post-closure obligations” within “Critical Accounting Estimates and Assumptions” included in this Item 7 of Part II – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Operating Income.  Operating income increased $642.5 million, or 60.2%, to $1.710 billion for the year ended December 31, 2025, from $1.068 billion for the year ended December 31, 2024.

The increase in our operating income for the year ended December 31, 2025 was due primarily to price increases for our solid waste services, a decrease in impairments and other operating items, and operating income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2024, partially offset by lower volumes, an increase in labor and recurring incentive compensation expenses and the impact of operations that were closed during, or subsequent to, the year ended December 31, 2024.

Operating income as a percentage of revenues increased 6.1 percentage points to 18.1% for the year ended December 31, 2025, from 12.0% for the year ended December 31, 2024.  The increase as a percentage of revenues was comprised of a 5.7 percentage point decrease in impairments and other operating items and a 0.6 percentage point decrease in cost of operations, partially offset by a 0.2 percentage point increase in selling, general and administrative expenses.

Interest Expense.  Interest expense increased $7.8 million, or 2.4%, to $334.6 million for the year ended December 31, 2025, from $326.8 million for the year ended December 31, 2024. The increase was primarily attributable to an increase of $15.1 million from the issuance of $500.0 million of senior unsecured notes during the year ended December 31, 2025, an increase of $7.2 million from the issuance of CAD $500.0 million of senior unsecured notes in the prior period, an increase of $5.3 million from the issuance of $750.0 million of senior unsecured notes in the prior period and an increase of $4.2 million due to higher average borrowings outstanding under our credit facilities during the year ended December 31, 2025, partially offset by a decrease of $22.1 million from lower interest rates on borrowings outstanding during the comparable periods and a decrease of $1.9 million from other net expense decreases.

Interest Income.  Interest income increased $0.5 million, or 4.6%, to $12.1 million for the year ended December 31, 2025, from $11.6 million for the year ended December 31, 2024. The increase was primarily attributable to higher average investment rates in the current period.

Other Income, Net.  Other income, net increased $19.7 million, or 188.0%, to $30.2 million for the year ended December 31, 2025, from $10.5 million for the year ended December 31, 2024.

Other income of $30.2 million recorded during the year ended December 31, 2025 consisted of $11.2 million from proceeds on insurance claims, $5.5 million of gains from a decrease in the average foreign currency exchange rate in effect during the comparable reporting period, $5.1 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations, $3.7 million from a vendor rebate and the reimbursement of expenditures and $4.7 million of income from other sources.

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

Income Tax Provision.  Income taxes increased $195.0 million, to $341.4 million for the year ended December 31, 2025, from $146.4 million for the year ended December 31, 2024. Our effective tax rate for the year ended December 31, 2025 was 24.1%. Our effective tax rate for the year ended December 31, 2024 was 19.2%.

The income tax provision for the year ended December 31, 2025 included a benefit of $5.3 million from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

Summarized financial information for our reportable segments are shown in the following tables in thousands of U.S. dollars and as a percentage of total segment revenue for the periods indicated:

Year Ended		Segment		EBITDA
December 31, 2025	Revenue	Expenses	EBITDA	Margin
Southern	$1,907,809	$1,275,413	$632,396	33.1%
Western	1,849,419	1,336,182	513,237	27.8%
Eastern	1,702,247	1,250,493	451,754	26.5%
Central	1,589,885	1,015,023	574,862	36.2%
Canada	1,324,877	726,628	598,249	45.2%
MidSouth	1,092,678	786,599	306,079	28.0%
Corporate(a)	—	24,588	(24,588)	—
	$9,466,915	$6,414,926	$3,051,989	32.2%

Year Ended		Segment		EBITDA
December 31, 2024	Revenue	Expenses	EBITDA	Margin
Southern	$1,757,193	$1,200,768	$556,425	31.7%
Western	1,798,669	1,277,911	520,758	29.0%
Eastern	1,564,211	1,146,988	417,223	26.7%
Central	1,514,902	972,101	542,801	35.8%
Canada	1,260,980	709,501	551,479	43.7%
MidSouth	1,023,636	740,227	283,409	27.7%
Corporate(a)	—	27,655	(27,655)	—
	$8,919,591	$6,075,151	$2,844,440	31.9%
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

Significant changes in revenue, segment expenses and EBITDA for our reportable segments for the year ended December 31, 2025, compared to the year ended December 31, 2024, are discussed below.

Southern

Revenue increased $150.6 million to $1.908 billion for 2025, from $1.757 billion for 2024, due to contributions from acquisitions, price increases and an increase in landfill gas sales, partially offset by lower commercial and residential collection volumes, a decrease in roll off volumes, lower E&P waste revenues attributable to decreases in drilling and production activity and a decrease in recyclable commodity revenues as compared to the prior period.

Segment expenses increased $74.6 million to $1.275 billion for 2025, from $1.201 billion for 2024 due to an increase in expenses from acquisitions closed during the comparable periods, an increase in allocated corporate overhead, higher labor costs, an increase in third-party brokerage, an increase in equipment rental fees and higher landfill monitoring and maintenance costs, partially offset by a decrease in expenses from operations divested during the current period, lower fuel costs, a decrease in disposal expense and lower truck, container, equipment and facility maintenance and repair expenses.

EBITDA increased $76.0 million to $632.4 million, or a 33.1% EBITDA margin for 2025, from $556.4 million, or a 31.7% EBITDA margin for 2024. The increase in our EBITDA margin was due to the impact of acquisitions having higher EBITDA margins than our segment average, price-led increases in revenue, lower fuel costs and a decrease in truck, container, equipment and facility maintenance and repair expenses, partially offset by lower E&P activity from decreases in drilling and production activity, higher allocated corporate overhead and increased landfill monitoring and maintenance costs.

Western

Revenue increased $50.7 million to $1.849 billion for 2025, from $1.799 billion for 2024, due to price increases, contributions from acquisitions and increases in residential and commercial collection volumes, partially offset by a decrease from an operation closed at the end of the prior period, a decrease in recyclable commodity revenues as compared to the prior period and lower intermodal activity.

Segment expenses increased $58.3 million to $1.336 billion for 2025, from $1.278 billion for 2024 due to an increase in expenses from acquisitions closed during the comparable periods, increased labor and benefits costs, higher allocated corporate overhead, increased operating costs associated with higher collection volumes and higher risk management costs, partially offset by a decrease from an operation closed at the end of the prior period and a decrease in third-party brokerage.

EBITDA decreased $7.6 million to $513.2 million, or a 27.8% EBITDA margin for 2025, from $520.8 million, or a 29.0% EBITDA margin for 2024. The decrease in our EBITDA margin was due to an increase in post-closure liability interest accretion expense, an increase in contract labor and higher risk management costs, partially offset by price-led revenue growth and a decrease in other operating costs relative to revenue.

Eastern

Revenue increased $138.0 million to $1.702 billion for 2025, from $1.564 billion for 2024, due to contributions from acquisitions and price increases, partially offset by decreases in roll off and post-collection volumes, lower commercial collection volumes due to the purposeful non-renewal of lower margin contracts and a decrease in recyclable commodity revenues as compared to the prior period.

Segment expenses increased $103.5 million to $1.250 billion for 2025, from $1.147 billion for 2024 due to an increase in expenses from acquisitions closed during the comparable periods, increases in allocated corporate overhead, higher trucking costs due to higher transfer volumes, an increase in risk management costs and higher labor costs, partially offset by lower disposal expense, a decrease in truck, container, equipment and facility maintenance and repair expenses and lower fuel costs due to diesel prices.

EBITDA increased $34.6 million to $451.8 million, or a 26.5% EBITDA margin for 2025, from $417.2 million, or a 26.7% EBITDA margin for 2024. The decrease in our EBITDA margin was due primarily to higher allocated corporate overhead, an increase in trucking costs associated with internal transfer volumes, higher risk management costs and an increase in labor costs, partially offset by price-led revenue growth, the impact of acquisitions having higher EBITDA margins than our segment average, a decrease in truck, container, equipment and facility maintenance and repair expenses, lower fuel costs and a decrease in landfill monitoring and maintenance costs.

Central

Revenue increased $75.0 million to $1.590 billion for 2025, from $1.515 billion for 2024, due to price increases, contributions from acquisitions and an increase in landfill gas sales, partially offset by lower roll-off and post-collection volumes and a decrease in recyclable commodity revenues.

Segment expenses increased $42.9 million to $1.015 billion for 2025, from $972.1 million for 2024 due to an increase in labor and benefits expenses, higher allocated corporate overhead, an increase in third-party brokerage, higher risk management costs, an increase in disposal expense and an increase in landfill monitoring and maintenance costs.

EBITDA increased $32.1 million to $574.9 million, or a 36.2% EBITDA margin for 2025, from $542.8 million, or a 35.8% EBITDA margin for 2024. The increase in our EBITDA margin was due to price-led revenue growth and lower fuel costs, partially offset by an increase in allocated corporate overhead and higher risk management costs.

Canada

Revenue increased $63.9 million to $1.325 billion for 2025, from $1.261 billion for 2024, due to price increases, contributions from acquisitions and higher E&P waste revenues attributable to an increase in volumes, partially offset by a decrease in commercial and residential collection volumes, a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, lower landfill gas sales primarily from lower renewable energy credits and a decrease in recyclable commodity revenues.

Segment expenses increased $17.1 million to $726.6 million for 2025, from $709.5 million for 2024 due to an increase in expenses from acquisitions closed during the comparable periods, higher labor and benefits costs, increased taxes associated with incremental volume and higher trucking costs, partially offset by a decrease in the average foreign currency exchange rate in effect during the comparable reporting periods, a decrease in truck, container, equipment and facility maintenance and repair expenses and lower fuel costs.

EBITDA increased $46.7 million to $598.2 million, or a 45.2% EBITDA margin for 2025, from $551.5 million, or a 43.7% EBITDA margin for 2024. The increase in our EBITDA margin was due to price-led increases in revenue, favorable fuel pricing, lower risk management expenses and a decrease in truck, container, equipment and facility maintenance and repair expenses, partially offset by a decline in renewable energy credit pricing, higher disposal expenses and an increase in allocated corporate overhead.

MidSouth

Revenue increased $69.0 million to $1.093 billion for 2025, from $1.024 billion for 2024, due to price increases and contributions from acquisitions, partially offset by a decrease in roll off and residential collection volumes, lower landfill gas sales primarily from lower renewable energy credits and a decrease in recyclable commodity revenues.

Segment expenses increased $46.4 million to $786.6 million for 2025, from $740.2 million for 2024 due to an increase in expenses from acquisitions closed during the comparable periods, higher labor and benefits expenses, an increase in third-party brokerage, higher allocated corporate overhead, an increase in truck, container, equipment and facility maintenance and repair expenses and higher risk management costs.

EBITDA increased $22.7 million to $306.1 million, or a 28.0% EBITDA margin for 2025, from $283.4 million, or a 27.7% EBITDA margin for 2024. The increase in our EBITDA margin was due primarily to price-led revenue growth and lower fuel costs due to diesel prices, partially offset by an increase in allocated corporate overhead.

Corporate

Segment expenses decreased $3.1 million to $24.6 million for 2025, from $27.7 million for 2024, due to increased allocation of costs to our operating segments and a decrease in deal costs associated with acquisitions closed during the comparable periods, partially offset by higher incentive compensation costs and higher administrative payroll costs to support continued growth in the business and increased professional fees. EBITDA increased $3.1 million in 2025 as compared to the prior period due to the decrease in segment expenses.

Liquidity and Capital Resources

The following table sets forth certain cash flow information for the years ended December 31, 2025 and 2024 (in thousands of U.S. dollars):

	2025	2024
Net cash provided by operating activities	$2,414,069	$2,228,927
Net cash used in investing activities	(2,023,243)	(3,159,176)
Net cash provided by (used in) financing activities	(360,041)	944,945
Effect of exchange rate changes on cash, cash equivalents and restricted cash	622	(561)
Net increase in cash, cash equivalents and restricted cash	31,407	14,135
Cash, cash equivalents and restricted cash at beginning of year	198,173	184,038
Cash, cash equivalents and restricted cash at end of year	$229,580	$198,173

Operating Activities Cash Flows

Net cash provided by operating activities increased $185.1 million to $2.414 billion for the year ended December 31, 2025, from net cash provided by operating activities of $2.229 billion for the year ended December 31, 2024.  The significant components of the increase included the following:

1)	Deferred income taxes — Our increase in net cash provided by operating activities was favorably impacted by $173.9 million from deferred income taxes as changes in deferred income taxes resulted in an increase to operating cash flows of $116.6 million for the year ended December 31, 2025, compared to a decrease to operating cash flows of $57.3 million for the year ended December 31, 2024. The increase for the year ended December 31, 2025 was attributable to capital expenditures providing tax benefits resulting from accelerated depreciation and tax benefits resulting from payments for closure and post-closure activities in the period. The decrease for the year ended December 31, 2024 was attributable to capital expenditures providing tax benefits resulting from accelerated depreciation and tax benefits resulting from payments for closure and post-closure activities in the period.
2)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $68.4 million from an increase in net income, excluding depreciation, amortization of intangibles, share-based compensation, adjustments to closure, post-closure, and remediation liabilities, adjustments to and payments of contingent consideration, and loss on disposal of assets and impairments, due primarily to price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2024, and lower fuel costs, partially offset by increased other operating items, higher labor and benefits costs, higher risk management costs and an increase in trucking costs.

3)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was favorably impacted by $54.7 million from accounts payable and accrued liabilities as changes in accounts payable and accrued liabilities resulted in an increase to operating cash flows of $111.4 million for the year ended December 31, 2025, compared to an increase to operating cash flows of $56.7 million for the year ended December 31, 2024. The increase for the year ended December 31, 2025, was due primarily to an increase in accrued insurance costs, outstanding obligations to vendors and an increase in accrued payroll and benefits. The increase for the year ended December 31, 2024 was due primarily to an increase in accrued insurance costs and an increase in accrued interest due to the timing of interest payments, partially offset by a decrease in outstanding obligations to vendors.
4)	Closure and post-closure expenditures — Our increase in net cash provided by operating activities was unfavorably impacted by $57.6 million from an increase in payments for closure and post-closure activities as changes in expenditures for these items resulted in a decrease to operating cash flows of $305.5 million for the year ended December 31, 2025, compared to a decrease in operating cash flows of $247.9 million for the year ended December 31, 2024.
5)	Accounts receivable — Our increase in net cash provided by operating activities was unfavorably impacted by $57.4 million from accounts receivable as changes in accounts receivable resulted in a decrease to operating cash flows of $68.0 million for the year ended December 31, 2025, compared to a decrease to operating cash flows of $10.6 million for the year ended December 31, 2024. The decrease for the year ended December 31, 2025 was driven by higher revenues, which remained as outstanding receivables at the end of the period, and a reduction of receivables turnover relative to the prior period. The decrease for the year ended December 31, 2024 was due to increases in revenue, which remained as outstanding receivables at December 31, 2024, partially offset by an improvement in collections.

At December 31, 2025, we had a working capital deficit of $812.7 million, including cash and equivalents of $46.0 million.  Our working capital deficit increased $160.8 million from a working capital deficit of $651.9 million at December 31, 2024, including cash and equivalents of $62.4 million, due primarily to an increase in accounts payable from an increase in accrued insurance costs, outstanding obligations to vendors and an increase in accrued payroll, and an increase in deferred revenue, partially offset by an increase in outstanding receivables driven by higher revenues and a reduction of receivables turnover relative to the prior period. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Revolving Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $1.136 billion to $2.023 billion for the year ended December 31, 2025, from $3.159 billion for the year ended December 31, 2024. The significant components of the decrease included the following:

1)	A decrease in cash paid for acquisitions of $1.303 billion; less
2)	An increase in capital expenditures at operations owned in the comparable periods of $71.5 million due to ongoing projects, expenditures for trucks and equipment and landfill site costs, partially offset by a decrease in expenditures for containers and compactors, land and facility improvements;
3)	An increase in capital expenditures at operations acquired during the comparable period of $51.8 million due to expenditures for facility improvements, landfill site costs and trucks and equipment;
4)	An increase of $37.0 million from proceeds from the sale of investment in noncontrolling interests in the prior period; and
5)	An increase in capital expenditures for undeveloped landfill property of $15.1 million.

Financing Activities Cash Flows

Net cash used in financing activities was $360.0 million for the year ended December 31, 2025, compared to net cash provided by financing activities of $944.9 million for the year ended December 31, 2024, representing a decrease of $1.305 billion. The significant components of the decrease included the following:

1)	A decrease from the net change in long-term borrowings of $773.8 million in which long-term borrowings increased $548.6 million during the year ended December 31, 2025 and increased $1.322 billion during the year ended December 31, 2024;
2)	A decrease from higher payments to repurchase our common shares of $505.5 million during the year ended December 31, 2025;
3)	A decrease from higher cash dividends paid of $31.5 million due primarily to an increase in our average quarterly dividend rate for the year ended December 31, 2025 to $0.324 per share, from $0.293 per share for the year ended December 31, 2024; less
4)	An increase from lower payments related to the issuance of debt of $8.5 million in which debt issuance costs increased $4.9 million during the year ended December 31, 2025 and increased $13.4 million during the year ended December 31, 2024.

On August 8, 2025, we announced the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 12,855,691 of our common shares during the period of August 12, 2025 to August 11, 2026 or until such earlier time as the NCIB is completed or terminated at our option. The timing and amounts of any repurchases pursuant to the NCIB will depend on market conditions, share price and other factors, including potential acquisition growth opportunities. All common shares purchased under the NCIB will be immediately cancelled following their repurchase. Information regarding the NCIB can be found under the section Normal Course Issuer Bid in Note 14, “Shareholders’ Equity,” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

The Board of Directors of the Company authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2025, we announced that our Board of Directors increased our regular quarterly cash dividend by $0.035, from $0.315 to $0.350 per share. Cash dividends of $333.8 million and $302.3 million were paid during the years ended December 31, 2025 and 2024, respectively. We cannot assure as to the amounts or timing of future dividends.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures, including for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future. We made $1.179 billion in capital expenditures for property and equipment during the year ended December 31, 2025, and we expect to make total capital expenditures for property and equipment in 2026 of approximately $1.250 billion.  In addition, we made $15.1 million in capital expenditures for undeveloped landfill property during the year ended December 31, 2025 and may opportunistically make other capital expenditures for undeveloped landfill property in 2026.  We intend to fund our planned 2026 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Revolving Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and solid waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Revolving Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Revolving Credit Agreement or raise other capital. Our access to funds under the Revolving Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

The Company, as borrower, Bank of America, N.A., acting through its Canada Branch, as the global agent, the swing line lender and a letter of credit issuer, Bank of America, N.A., as the U.S. agent and a letter of credit issuer, and the other lenders and financial institutions from time to time party thereto (the “Lenders”) are party to that certain Revolving Credit Agreement, dated as of February 27, 2024 (as amended, restated, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement”), pursuant to which the Lenders provide loans and other credit extensions to the Company under a revolving credit facility.  Borrowings under the Revolving Credit Agreement are unsecured and there are no subsidiary guarantors under the Revolving Credit Agreement. The Revolving Credit Agreement has a scheduled maturity date of February 27, 2029, subject to certain extension mechanics therein by which the Company may request two additional one-year maturity date extensions.

As of December 31, 2025, $2.382 billion under the revolving credit facility were outstanding under the Revolving Credit Agreement, exclusive of outstanding standby letters of credit of $37.3 million. We also had $183.3 million of letters of credit issued and outstanding at December 31, 2025 under a facility other than the Revolving Credit Agreement.

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

On June 13, 2024, we completed an underwritten public offering of CAD $500.0 million aggregate principal amount of 4.50% Senior Notes due June 14, 2029 (the “New 2029 Senior Notes”). The New 2029 Senior Notes were issued under the Indenture, as supplemented by the Ninth Supplemental Indenture, dated as of June 13, 2024.  The New 2029 Senior Notes were issued in Canada on a private placement basis.

On June 4, 2025, we completed an underwritten public offering of $500.0 million aggregate principal amount of 5.25% Senior Notes due September 1, 2035 (the “2035 Senior Notes” and, together with the 2028 Senior Notes, the 2029 Senior Notes, the New 2029 Senior Notes, the 2030 Senior Notes, the 2032 Senior Notes, the New 2032 Senior Notes, the 2033 Senior Notes, the 2034 Senior Notes, the 2050 Senior Notes and the 2052 Senior Notes, the “Senior Notes”). The 2035 Senior Notes were issued under the Indenture, as supplemented by the Tenth Supplemental Indenture, dated as of June 4, 2025.

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

Contractual Obligations

As of December 31, 2025, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$8,888,839	$8,667	$514,021	$3,856,843	$4,509,308
Cash interest payments	$2,629,791	$340,055	$670,120	$392,398	$1,227,218
Contingent consideration	$98,882	$65,029	$3,224	$3,224	$27,405
Operating leases	$392,330	$57,662	$99,348	$73,607	$161,713
Final capping, closure and post-closure	$2,308,339	$146,772	$106,275	$16,346	$2,038,946

Long-term debt payments include:

1)	$2.382 billion in principal payments due February 2029 related to our revolving credit facility under our Revolving Credit Agreement. Advances are available under the Revolving Credit Agreement in U.S. dollars and Canadian dollars and bear interest at fluctuating rates (See Note 11). At December 31, 2025, $1.115 billion of the outstanding borrowings drawn under the revolving credit facility were in U.S. term SOFR rate loans, bearing interest at a total rate ranging from 4.59% to 4.75% on such date. At December 31, 2025, $38.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. base rate loans, bearing interest at a total rate of 6.75% on such date. At December 31, 2025, $1.215 billion of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based CORRA rate loans, bearing interest at a total rate ranging from 3.41% to 3.44% on such date. At December 31, 2025, $13.9 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based prime rate loans, bearing interest at a total rate of 4.45% on such date.
2)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
3)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
4)	$364.8 million in principal payments due 2029 related to our New 2029 Senior Notes. The New 2029 Senior Notes bear interest at a rate of 4.50%.
5)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.

6)	$650.0 million in principal payments due 2032 related to our 2032 Senior Notes. The 2032 Senior Notes bear interest at a rate of 2.20%.
7)	$500.0 million in principal payments due 2032 related to our New 2032 Senior Notes. The New 2032 Senior Notes bear interest at a rate of 3.20%.
8)	$750.0 million in principal payments due 2033 related to our 2033 Senior Notes. The 2033 Senior Notes bear interest at a rate of 4.20%.
9)	$750.0 million in principal payments due 2034 related to our 2034 Senior Notes. The 2034 Senior Notes bear interest at a rate of 5.00%.
10)	$500.0 million in principal payments due 2035 related to our 2035 Senior Notes. The 2035 Senior Notes bear interest at a rate of 5.25%.
11)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
12)	$850.0 million in principal payments due 2052 related to our 2052 Senior Notes. The 2052 Senior Notes bear interest at a rate of 2.95%.
13)	$26.4 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at December 31, 2025, and have maturity dates ranging from 2028 to 2044.
14)	$16.0 million in principal payments related to our financing leases. Our financing leases bear interest at rates between 1.89% and 5.35% at December 31, 2025, and have expiration dates ranging from 2026 to 2035.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Revolving Credit Agreement using the term SOFR rate plus the applicable term SOFR margin, the base rate plus the applicable base rate margin, the term CORRA rate plus the applicable margin and the Canadian prime rate plus the applicable prime rate margin at December 31, 2025. We assumed the Revolving Credit Agreement is paid off when it matures in February 2029.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the term SOFR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $84.7 million recorded as liabilities in our consolidated financial statements at December 31, 2025, and $14.2 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases as discussed in Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$173,644	$136,579	$36,599	$466	$—
(1)	We are party to unconditional purchase obligations as discussed in Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At December 31, 2025, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 56.2 million gallons remaining to be purchased for a total of $173.6 million. The current fuel purchase contracts expire on or before September 30, 2029. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2025, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained standby letters of credit as discussed in Note 11 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and financial surety bonds as discussed in Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These standby letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill and E&P waste operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2025, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Non-GAAP Financial Measures

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income attributable to Waste Connections, plus or minus net income (loss) attributable to noncontrolling interests, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023, are calculated as follows (amounts in thousands of U.S. dollars):

	Years Ended December 31,
	2025	2024	2023
Net income attributable to Waste Connections	$1,076,557	$617,573	$762,800
Plus (less): Net income (loss) attributable to noncontrolling interests	—	(1,003)	26
Plus: Income tax provision	341,359	146,363	220,675
Plus: Interest expense	334,551	326,804	274,642
Less: Interest income	(12,139)	(11,607)	(9,350)
Plus: Depreciation and amortization	1,232,106	1,163,769	1,003,211
Plus: Closure and post-closure accretion	47,955	29,774	19,605
Plus: Impairments and other operating items	109,709	613,012	238,796
Less: Other income, net	(30,154)	(10,471)	(12,481)
Adjustments:
Plus: Transaction-related expenses (a)	24,178	26,059	10,653
Plus (less): Fair value changes to equity awards (b)	433	1,592	(1,726)
Plus: Executive separation costs (c)	—	—	16,105
Adjusted EBITDA	$3,124,555	$2,901,865	$2,522,956

(a)Reflects the addback of acquisition-related transaction costs.

(b)Reflects fair value accounting changes associated with certain equity awards.

(c)Reflects the cash and non-cash components of severance expense associated with an executive departure.

Adjusted Net Income Attributable to Waste Connections and Adjusted Net Income per Diluted Share Attributable to Waste Connections

We present adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections, both non-GAAP financial measures, supplementally because they are widely used by investors as valuation measures in the solid waste industry. Management uses adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income attributable to Waste Connections to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income attributable to Waste Connections has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income attributable to Waste Connections and adjusted net income per diluted share attributable to Waste Connections for the years ended December 31, 2025, 2024 and 2023, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Years Ended December 31,
	2025	2024	2023
Reported net income attributable to Waste Connections	$1,076,557	$617,573	$762,800
Adjustments:
Amortization of intangibles (a)	201,541	189,768	157,573
Impairments and other operating items (b)	109,709	613,012	238,796
Transaction-related expenses (c)	24,178	26,059	10,653
Fair value changes to equity awards (d)	433	1,592	(1,726)
Executive separation costs (e)	—	—	16,105
Tax effect (f)	(84,084)	(208,711)	(102,948)
Adjusted net income attributable to Waste Connections	$1,328,334	$1,239,293	$1,081,253

Diluted earnings per common share attributable to Waste Connections’ common shareholders:
Reported net income	$4.17	$2.39	$2.95
Adjusted net income	$5.15	$4.79	$4.19
(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	Reflects the cash and non-cash components of severance expense associated with an executive departure.
(f)	The aggregate tax effect of the adjustments in footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.

Leverage Ratio

The Leverage Ratio is calculated by dividing our Consolidated Total Funded Debt by Consolidated EBITDA (as defined in our Revolving Credit Agreement). The Leverage Ratio is based on EBITDA, a non-GAAP financial measure. We present this ratio because it is used for the purpose of calculating financial covenants under our Revolving Credit Agreement. Management also uses this ratio as one of the principal measures to evaluate and monitor the indebtedness of the Company relative to its ability to generate income to service such debt. The Leverage Ratio is not a substitute for, and should be used in conjunction with, GAAP financial ratios. Other companies may calculate leverage ratios differently.

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

At December 31, 2025, our derivative instruments included one interest rate swap agreement that effectively fixes the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid (a)	Received	Effective Date (b)	Expiration Date
December 2018	$200,000	2.7715%	1-month term SOFR	November 2022	July 2027
(a)	Plus applicable margin.
(b)	In October 2022, we amended the reference rate in our outstanding interest rate swap contract to replace One-Month LIBOR with One-Month term SOFR and certain credit spread adjustments. We did not record any gains or losses upon the conversion of the reference rate in this interest rate swap contract, and we believe this amendment will not have a material impact on our consolidated financial statements.

Under derivatives and hedging guidance, the interest rate swap agreements are considered cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2025 and 2024, of $2.182 billion and $1.364 billion, respectively, including floating rate debt under our Revolving Credit Agreement. A one percentage point increase in interest rates on our variable-rate debt as of December 31, 2025 and 2024, would decrease our annual pre-tax income by approximately $21.8 million and $13.6 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreement described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly. Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts. At December 31, 2025, we had no fuel hedge agreements in place; however, we have entered into fixed price diesel fuel purchase contracts for 2026 as described below.

For the year ending December 31, 2026, we expect to purchase approximately 91.9 million gallons of diesel fuel, of which 50.1 million gallons will be purchased at market prices and 41.8 million gallons will be purchased under our fixed price diesel fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. With respect to the approximately 50.1 million gallons of unhedged diesel fuel we expect to purchase in 2026 at market prices, a $0.10 per gallon increase in the price of diesel fuel over the year would decrease our pre-tax income during this period by approximately $5.0 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the years ended December 31, 2025 and 2024, would have had a $23.1 million and $23.3 million impact on revenues for the years ended December 31, 2025 and 2024, respectively.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

WASTE CONNECTIONS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Waste Connections, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Waste Connections, Inc. (an Ontario, Canada corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of net income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 12, 2026 expressed an unqualified opinion.

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

The principal consideration for our determination that landfill accounting represents a critical audit matter is the judgments and estimates associated with management’s determination of the liability due to the nature of the inputs and significant assumptions used in the process including the discount rate, inflation rate, depletion rates, accretion rates, survey data, acreage information, estimated permitted airspace, estimated deemed airspace, and remaining airspace and probability of landfill expansions, all of which can have a significant impact on the calculation of the final capping, closure and post-closure liability. Auditing the net present value of the obligation involves a high degree of subjectivity, auditor judgment and effort in evaluating management’s assumptions primarily due to the complexity of the models used to measure the landfill liability, as well as the sensitivity of the underlying significant assumptions. Our audit procedures related to the accounting for the final capping, closure and post closure liability included the following, among others:

●	We tested the design and operating effectiveness of key controls related to landfill accounting, including controls relating to management’s development of discount rate, inflation rate, depletion rates, accretion rates, survey data, acreage information, estimated permitted airspace, estimated deemed airspace, remaining airspace, and probability of landfill expansions;
●	We assessed the qualifications and competence of management and the third-party specialists used to provide the inputs used in developing the models;
●	We tested key inputs such as discount rate, inflation rate, depletion rates, accretion rates, survey data, acreage information, estimated permitted airspace, estimated deemed airspace, remaining airspace, estimated costs for final capping, closure and post-closure obligations and probability of landfill expansions;
●	We tested mathematical accuracy of the calculations for a selection of the models;
●	We obtained and reviewed the associated permits for a selection of landfill models to further validate certain inputs used in the models;
●	We compared previously deemed expansion amounts to the subsequent actual permitted amounts;
●	We obtained and reviewed supporting documentation to support management’s criteria for deemed expansions;
●	We evaluated the fair value allocation of assumed liability for the landfill acquired in a business combination; and
●	We tested management’s assessment of the completeness and accuracy of the estimated closure and post closure costs for a recently closed landfill. Our procedures included evaluating management’s determination of whether current period estimates are appropriate based on the status of closure activities, and any other developments that may affect the remaining post closure obligations.

Valuation of intangible assets in business combinations

As described further in Note 8 to the consolidated financial statements, the Company acquired 19 businesses during 2025. These transactions were accounted for as business combinations in accordance with ASC 805, Business Combinations. The principal consideration for our determination that the accounting for these acquisitions represents a critical audit matter, is the judgments and assumptions associated with management’s determination of the fair value of intangible assets acquired, including fair value determinations related to recycling and transfer station permits, residential and commercial customer lists, and long-term contracts, all of which are recorded as intangible assets. Auditing the fair value of these assets involved a high degree of subjectivity, auditor judgment and effort in evaluating management’s significant assumptions, primarily due to the complexity of the valuation models used to measure the fair value of the aforementioned intangible assets, as well as the sensitivity of the underlying significant assumptions. The Company used a discounted cash flow model to estimate the fair values of the intangible assets, which included assumptions such as discount rate, revenue growth rates, operating expenses, earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, capital expenditures, customer turnover rates, and contributory asset charges (as applicable) that form the basis of the forecasted results. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

The audit procedures related to the accounting for the acquisitions included the following, among others:

●	We tested the design and operating effectiveness of key controls related to the accounting for the 2025 acquisitions, including controls relating to management’s development of forecasts for discount rates, revenue growth rates, operating expenses, EBITDA margins, capital expenditures, customer turnover rates and contributory asset charges;
●	We assessed the qualifications and competence of management and evaluated the methodologies used to determine the fair value of the intangible assets;
●	We obtained and tested a selection of purchase price allocations from management;
●	We tested the assumptions used within the discounted cash-flow models to estimate the fair value of the intangible assets which included assumptions such as discount rate, revenue growth rate, operating expenses, EBITDA margin, capital expenditures, customer turnover rate and contributory asset charges;
●	We tested the Company’s ability to forecast future cash flows for acquired businesses by reviewing actual results in the first year after being acquired compared to amounts forecasted when the fair values of acquired assets and liabilities were determined;
●	We utilized an internal valuation specialist to assist the engagement team in evaluating: the methodologies used and whether they were acceptable for the underlying acquisitions and whether such methodologies were being applied correctly, the appropriateness of the discount rate used by performing a sensitivity analysis, and the qualifications of the valuation specialist engaged by the Company based on their credentials and experience; and
●	We evaluated the consistency of significant inputs utilized in all business combinations to evaluate inputs utilized among intangible asset valuation models.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Houston, Texas

February 12, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Waste Connections, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Waste Connections, Inc. (an Ontario, Canada corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 12, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Houston, Texas

February 12, 2026

WASTE CONNECTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and equivalents	$45,968	$62,366
Accounts receivable, net of allowance for credit losses of $21,402 and $25,730 at December 31, 2025 and 2024, respectively	1,024,992	935,027
Prepaid expenses and other current assets	240,603	229,519
Total current assets	1,311,563	1,226,912

Restricted cash	183,612	135,807
Restricted investments	80,757	78,126
Property and equipment, net	8,733,327	8,035,929
Operating lease right-of-use assets	312,508	308,198
Goodwill	8,392,249	7,950,406
Intangible assets, net	2,006,200	1,991,619
Other assets, net	109,147	90,812
Total assets	$21,129,363	$19,817,809
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$765,227	$637,371
Book overdraft	14,674	14,628
Deferred revenue	416,025	382,501
Accrued liabilities	810,367	736,824
Current portion of operating lease liabilities	44,272	40,490
Current portion of contingent consideration	65,029	59,169
Current portion of long-term debt and notes payable	8,667	7,851
Total current liabilities	2,124,261	1,878,834

Long-term portion of debt and notes payable	8,811,104	8,072,928
Long-term portion of operating lease liabilities	267,000	272,107
Long-term portion of contingent consideration	19,667	27,993
Deferred income taxes	1,085,613	958,340
Other long-term liabilities	576,337	747,253
Total liabilities	12,883,982	11,957,455

Commitments and contingencies (Note 13)

Equity:
Common shares: Unlimited shares authorized; 255,661,011 shares issued and 255,614,663 shares outstanding at December 31, 2025; 258,067,487 shares issued and 258,019,389 shares outstanding at December 31, 2024	2,783,431	3,283,161
Additional paid-in capital	373,239	325,928
Accumulated other comprehensive loss	(111,044)	(205,740)
Treasury shares: 46,348 and 48,098 shares at December 31, 2025 and 2024, respectively	—	—
Retained earnings	5,199,755	4,457,005
Total Waste Connections' equity	8,245,381	7,860,354
Noncontrolling interest in subsidiaries	—	—
Total equity	8,245,381	7,860,354
Total liabilities and equity	$21,129,363	$19,817,809

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2025	2024	2023
Revenues	$9,466,915	$8,919,591	$8,021,951
Operating expenses:
Cost of operations	5,455,382	5,191,706	4,744,513
Selling, general and administrative	959,544	883,445	799,119
Depreciation	1,030,565	974,001	845,638
Amortization of intangibles	201,541	189,768	157,573
Impairments and other operating items	109,709	613,012	238,796
Operating income	1,710,174	1,067,659	1,236,312

Interest expense	(334,551)	(326,804)	(274,642)
Interest income	12,139	11,607	9,350
Other income, net	30,154	10,471	12,481
Income before income tax provision	1,417,916	762,933	983,501

Income tax provision	(341,359)	(146,363)	(220,675)
Net income	1,076,557	616,570	762,826
Plus (less): Net loss (income) attributable to noncontrolling interests	—	1,003	(26)
Net income attributable to Waste Connections	$1,076,557	$617,573	$762,800

Earnings per common share attributable to Waste Connections’ common shareholders:
Basic	$4.18	$2.39	$2.96
Diluted	$4.17	$2.39	$2.95

Shares used in the per share calculations:
Basic	257,323,595	257,965,871	257,551,129
Diluted	257,976,741	258,662,190	258,149,244

Cash dividends per common share	$1.295	$1.170	$1.050

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS OF U.S. DOLLARS)

	Years Ended December 31,
	2025	2024	2023
Net income	$1,076,557	$616,570	$762,826

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(10,792)	(20,467)	(19,607)
Changes in fair value of interest rate swaps	(1,418)	11,607	10,588
Foreign currency translation adjustment	103,670	(189,402)	53,633
Other comprehensive income (loss), before tax	91,460	(198,262)	44,614
Income tax benefit related to items of other comprehensive income	3,236	2,348	2,390
Other comprehensive income (loss), net of tax	94,696	(195,914)	47,004
Comprehensive income	1,171,253	420,656	809,830
Plus (less): Comprehensive loss (income) attributable to noncontrolling interests	—	1,003	(26)
Comprehensive income attributable to Waste Connections	$1,171,253	$421,659	$809,804

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2023, 2024 AND 2025

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2022	257,145,716	$3,271,958	$244,076	$(56,830)	65,459	$—	$3,649,494	$4,946	$7,113,644
Sale of common shares held in trust	6,017	794	—	—	(6,017)	—	—	—	794
Vesting of restricted share units	378,121	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	195,665	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	32,223	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(353,385)	—	(31,009)	—	—	—	—	—	(31,009)
Equity-based compensation	—	—	71,217	—	—	—	—	—	71,217
Exercise of warrants	166,314	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	29,808	3,909	—	—	—	—	—	—	3,909
Cash dividends on common shares	—	—	—	—	—	—	(270,604)	—	(270,604)
Amounts reclassified into earnings, net of taxes	—	—	—	(14,411)	—	—	—	—	(14,411)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	7,782	—	—	—	—	7,782
Foreign currency translation adjustment	—	—	—	53,633	—	—	—	—	53,633
Net income	—	—	—	—	—	—	762,800	26	762,826
Balances at December 31, 2023	257,600,479	3,276,661	284,284	(9,826)	59,442	—	4,141,690	4,972	7,697,781
Sale of common shares held in trust	11,344	2,014	—	—	(11,344)	—	—	—	2,014
Vesting of restricted share units	343,530	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	153,555	—	—	—	—	—	—	—	—
Vesting of deferred share units	4,602	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	19,149	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(329,155)	—	(32,928)	—	—	—	—	—	(32,928)
Equity-based compensation	—	—	74,603	—	—	—	—	—	74,603
Exercise of warrants	186,629	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	29,256	4,486	—	—	—	—	—	—	4,486
Cash dividends on common shares	—	—	—	—	—	—	(302,258)	—	(302,258)
Amounts reclassified into earnings, net of taxes	—	—	—	(15,043)	—	—	—	—	(15,043)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	8,531	—	—	—	—	8,531
Foreign currency translation adjustment	—	—	—	(189,402)	—	—	—	—	(189,402)
Purchase of noncontrolling interests	—	—	(31)	—	—	—	—	(3,969)	(4,000)
Net income (loss)	—	—	—	—	—	—	617,573	(1,003)	616,570
Balances at December 31, 2024	258,019,389	$3,283,161	$325,928	$(205,740)	48,098	$—	$4,457,005	$—	$7,860,354

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2023, 2024 AND 2025

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

	WASTE CONNECTIONS' EQUITY
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2024	258,019,389	$3,283,161	$325,928	$(205,740)	48,098	$—	$4,457,005	$—	$7,860,354
Sale of common shares held in trust	1,750	323	—	—	(1,750)	—	—	—	323
Vesting of restricted share units	356,198	—	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	87,964	—	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	888	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(241,357)	—	(31,809)	—	—	—	—	—	(31,809)
Equity-based compensation	—	—	79,120	—	—	—	—	—	79,120
Exercise of warrants	116,456	—	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	32,150	5,464	—	—	—	—	—	—	5,464
Repurchase of common shares	(2,758,775)	(505,517)	—	—	—	—	—	—	(505,517)
Cash dividends on common shares	—	—	—	—	—	—	(333,807)	—	(333,807)
Amounts reclassified into earnings, net of taxes	—	—	—	(7,932)	—	—	—	—	(7,932)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(1,042)	—	—	—	—	(1,042)
Foreign currency translation adjustment	—	—	—	103,670	—	—	—	—	103,670
Net income	—	—	—	—	—	—	1,076,557	—	1,076,557
Balances at December 31, 2025	255,614,663	$2,783,431	$373,239	$(111,044)	46,348	$—	$5,199,755	$—	$8,245,381

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF U.S. DOLLARS)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,076,557	$616,570	$762,826
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from disposal of assets, impairments and other	113,555	122,641	38,877
Adjustment to closure and post-closure liabilities	—	480,786	159,547
Depreciation	1,030,565	974,001	845,638
Amortization of intangibles	201,541	189,768	157,573
Deferred income taxes, net of acquisitions	116,654	(57,285)	6,329
Current period provision for expected credit losses	14,493	20,243	17,430
Amortization of debt issuance costs	8,383	10,007	6,483
Share-based compensation	79,448	77,885	70,436
Interest accretion	51,500	36,001	22,720
Payment of contingent consideration recorded in earnings	(400)	(35,035)	—
Adjustments to contingent consideration	(6,215)	(3)	30,367
Other	(7,845)	2,656	(3,943)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(68,056)	(10,646)	(20,630)
Prepaid expenses and other current assets	(13,225)	(14,360)	10,262
Accounts payable	57,080	(33,323)	32,327
Deferred revenue	27,326	18,235	26,519
Accrued liabilities	54,369	90,035	21,753
Capping, closure and post-closure expenditures	(305,554)	(247,936)	(39,427)
Other long-term liabilities	(16,107)	(11,313)	(18,270)
Net cash provided by operating activities	2,414,069	2,228,927	2,126,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(817,577)	(2,120,878)	(676,793)
Capital expenditures for property and equipment	(1,179,228)	(1,055,988)	(934,000)
Capital expenditures for undeveloped landfill property	(15,138)	—	—
Proceeds from disposal of assets	10,125	7,903	31,581
Proceeds from sale of investment in noncontrolling interests	—	37,000	—
Other	(21,425)	(27,213)	(1,867)
Net cash used in investing activities	(2,023,243)	(3,159,176)	(1,581,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	2,674,357	4,564,469	1,818,765
Principal payments on notes payable and long-term debt	(2,129,965)	(3,245,419)	(2,052,153)
Payment of contingent consideration recorded at acquisition date	(34,269)	(27,743)	(13,317)
Change in book overdraft	46	(227)	(790)
Payments for repurchase of common shares	(505,517)	—	—
Payments for cash dividends	(333,807)	(302,258)	(270,604)
Tax withholdings related to net share settlements of equity-based compensation	(31,809)	(32,928)	(31,009)
Debt issuance costs	(4,864)	(13,449)	—
Proceeds from issuance of shares under employee share purchase plan	5,464	4,486	3,909
Proceeds from sale of common shares held in trust	323	2,014	794
Other	—	(4,000)	—
Net cash provided by (used in) financing activities	(360,041)	944,945	(544,405)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	622	(561)	1,341

Net increase in cash, cash equivalents and restricted cash	31,407	14,135	2,674
Cash, cash equivalents and restricted cash at beginning of year	198,173	184,038	181,364
Cash, cash equivalents and restricted cash at end of year	$229,580	$198,173	$184,038

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF U.S. DOLLARS)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

	Years Ended December 31,
	2025	2024	2023
Cash paid for interest	$308,316	$298,934	$260,923
Accrued capital expenditures for property and equipment	$90,408	$86,525	$91,667

In connection with its acquisitions, the Company assumed liabilities as follows:
Fair value of assets acquired	$1,010,397	$2,352,337	$813,136
Cash paid for current year acquisitions	(817,577)	(2,120,878)	(676,793)
Liabilities assumed and notes payable issued to sellers of businesses acquired	$192,820	$231,459	$136,343

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

2.     NEW ACCOUNTING STANDARDS

Accounting Standards Adopted

Additional Income Tax Disclosures.  In December 2023, the Financial Accounting Standards Board (the “FASB”) issued a final standard on improvements to income tax disclosures.  The standard requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold.  The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold.  The standard applies to all entities subject to income taxes.  For public business entities, the new requirements are effective for annual periods beginning after December 15, 2024.  The guidance is applied on a prospective basis with the option to apply the standard retrospectively.  The Company adopted the new standard as of January 1, 2025 and has applied this standard prospectively in the financial statements.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.  See Note 16 for disclosures related to the adoption of this standard.

Amended Guidance for Credit Losses on Accounts Receivable.  In July 2025, the FASB issued guidance to simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASU”) 606, Revenue from Contracts with Customers.  The amendments allow all entities to use a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The amendments are effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. Entities that elect the practical expedient are required to apply the amendments prospectively.  The Company adopted the new standard as of December 15, 2025 and has applied the standard prospectively.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Amended Guidance for Internal-Use Software.  In September 2025, the FASB issued a final standard to modernize the accounting for costs incurred in developing internal-use software. The standard replaces the legacy stage-based capitalization model with a principles-based approach and clarifies related disclosure requirements. The standard is effective for all entities for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. The guidance may be applied prospectively, retrospectively or using a modified transition approach. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Interim Disclosure Requirements.  In December 2025, the FASB issued final guidance clarifying the current interim disclosure requirements.  The guidance creates a comprehensive list of interim disclosures required under U.S. generally accepted accounting principles (“GAAP”) and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end.  The amendments are effective for public business entities for interim reporting periods within annual reporting periods beginning after 15 December 2027.  The guidance may be applied prospectively or retrospectively by all entities that provide interim financial statements and notes in accordance with GAAP.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at purchase to be cash equivalents. As of December 31, 2025 and 2024, cash equivalents consisted of demand money market accounts.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and equivalents, restricted cash, restricted investments and accounts receivable. The Company maintains cash and equivalents with banks that at times exceed applicable insurance limits. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions. The Company’s restricted cash and restricted investments are invested primarily in money market accounts, bank time deposits, U.S. government securities, agency securities and Canadian bankers’ acceptance notes. The Company has not experienced any losses related to its cash and equivalents, restricted cash or restricted investment accounts. The Company generally does not require collateral on its trade receivables. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base. The Company maintains allowances for credit losses based on the expected collectability of accounts receivable.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Revenue Recognition and Accounts Receivable

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, E&P services, and intermodal services. The following table disaggregates the Company’s revenues by service line for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
Commercial	$2,944,279	$2,670,549	$2,476,891
Residential	2,364,536	2,258,911	2,125,068
Industrial and construction roll off	1,439,281	1,403,313	1,333,020
Total collection	6,748,096	6,332,773	5,934,979
Landfill	1,541,904	1,557,872	1,483,397
Transfer	1,461,636	1,349,080	1,198,385
Recycling	240,057	241,873	147,039
E&P	688,761	521,504	232,211
Intermodal and other	175,465	191,887	171,721
Intercompany	(1,389,004)	(1,275,398)	(1,145,781)
Total	$9,466,915	$8,919,591	$8,021,951

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

In general, residential collection fees are billed monthly or quarterly in advance. Substantially all of the deferred revenue recorded as of September 30, 2025 was recognized as revenue during the three months ended December 31, 2025 when the service was performed. Commercial customers are typically billed on a monthly basis based on the nature of the services provided during the period. Revenue recognized under these agreements is variable in nature based on the number of residential homes or businesses serviced during the period, the frequency of collection and the volume of waste collected. In addition, certain contracts have annual price escalation clauses that are tied to changes in an underlying base index such as a consumer price index which are unknown at contract inception.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Revenue Recognition

Certain service arrangements and commodity sales are satisfied at a point in time, with revenue recognized when the related service has been performed or control of the product is transferred to the customer. Service obligations of a long-term nature, such as solid waste collection service contracts, are satisfied over time, and revenue is recognized based on the value provided to the customer during the period. In many of the Company’s markets, solid waste collection service contracts exist as exclusive franchise agreements or municipal contracts. The amount billed to the customer is based on variable elements such as the number of residential homes or businesses for which collection services are provided, the volume of waste collected, transported and disposed, and the nature of the waste accepted. Such contracts are generally within the Company’s collection, recycling and other lines of business and have a weighted average remaining contract life of approximately five years, excluding certain exclusive and perpetual agreements, such as governmental certificates. The Company does not disclose the value of unsatisfied performance obligations for these contracts as its right to consideration corresponds directly to the value provided to the customer for services completed to date and all future variable consideration is allocated to wholly unsatisfied performance obligations.

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

The allowance for credit losses is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics.  The Company monitors the collectability of its trade receivables as one overall pool due to all trade receivables having similar risk characteristics.  The Company estimates its allowance for credit losses based on historical collection trends, the age of outstanding receivables, geographical location of the customer, existing economic conditions and reasonable forecasts. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due. The Company has elected to apply the practical expedient which allows the Company to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets.

The following is a rollforward of the Company’s allowance for credit losses for the periods indicated:

	Years Ended December 31,
	2025	2024
Beginning balance	$25,730	$23,553
Current period provision for expected credit losses	14,493	20,243
Write-offs charged against the allowance	(26,368)	(23,141)
Recoveries collected	7,416	5,255
Impact of changes in foreign currency	131	(180)
Ending balance	$21,402	$25,730

Accounts receivable, net of allowance for credit losses, was $856,953 at December 31, 2023.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Consolidated Balance Sheets, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company would have recognized is one year or less. The Company had $30,055 and $28,161 of deferred sales incentives at December 31, 2025 and 2024, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company recorded a total of $26,198, $25,047 and $25,855, respectively, of sales incentive amortization expense for deferred sales incentives and sales incentive expense for contracts with original terms of less than one year.

Property and Equipment

Property and equipment are stated at cost. Improvements or betterments, not considered to be maintenance and repair, which add new functionality or significantly extend the life of an asset are capitalized. Third-party expenditures related to pending development projects, such as information technology, legal and engineering expenses, are capitalized. Expenditures for maintenance and repair costs, including planned major maintenance activities, are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains and losses resulting from disposals of property and equipment are recognized in the period in which the property and equipment is disposed. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.

The estimated useful lives are as follows:

Buildings	10 – 20 years
Leasehold and land improvements	1 – 20 years
Machinery and equipment	1 – 20 years
Rolling stock	3 – 20 years
Containers	3 – 12 years

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

The net present value of landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing layers for final capping, closure and post-closure liabilities is based on its long-term credit adjusted risk-free rate. The Company’s discount rate assumption for purposes of computing 2025 and 2024 “layers” for final capping, closure and post-closure obligations was 5.50% for each of 2025 and 2024. The Company’s long-term inflation rate assumption was 2.75% for each of the years ended December 31, 2025 and 2024.

In accordance with the accounting guidance on asset retirement obligations, the final capping, closure and post-closure liability is recorded on the balance sheet along with an offsetting addition to site costs which is amortized to depletion expense on a units-of-consumption basis as remaining landfill airspace is consumed. The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical. Depletion expense resulting from final capping, closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill’s operating life and increase thereafter. Owned landfills and landfills operated under life-of-site agreements have estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes, that range from approximately one to several hundred years, with approximately 90% of the projected annual disposal volume from landfills with remaining lives of less than 70 years. The costs for final capping, closure and post-closure obligations at landfills the Company owns or operates under life-of-site agreements are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2023 to December 31, 2025:

Final capping, closure and post-closure liability at December 31, 2023	$522,233
Liability adjustments	497,955
Accretion expense associated with landfill obligations	29,373
Closure payments	(247,552)
Assumption of closure liabilities from acquisitions	60,913
Foreign currency translation adjustment	(2,799)
Final capping, closure and post-closure liability at December 31, 2024	860,123
Liability adjustments	44,009
Accretion expense	48,040
Closure payments	(305,930)
Assumption of closure liabilities from acquisitions	1,010
Foreign currency translation adjustment	4,334
Final capping, closure and post-closure liability at December 31, 2025	$651,586

Liability adjustments of $44,009 and $497,955 for the years ended December 31, 2025 and 2024, respectively, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. At December 31, 2025 and 2024, the current portion of final capping, closure and post-closure liabilities, included in Accrued Liabilities on the Consolidated Balance Sheets, was $146,772 and $199,736, respectively, and the long-term portion of final capping, closure and post-closure liabilities, included in Other long-term liabilities on the Consolidated Balance Sheets, was $504,814 and $660,387, respectively.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.  In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical. In 2023, the Company recorded an additional $159,547 of charges to adjust the carrying value of a closure and post-closure liability at an area of a landfill site that has been deemed to reach final capacity. Furthermore, during the quarter ended December 31, 2024, the Company recorded an additional $480,786 of charges to adjust the carrying value of the closure and post-closure liability at the same landfill, which ceased active waste disposal operations as of December 31, 2024. See “Final capping, closure and post-closure obligations” within this Note 3 for additional information regarding the Company’s accounting for landfills.

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

Loss Contingencies

In the normal course of the Company’s business the Company is subject to various litigation, claims, and regulatory matters. In accordance with authoritative guidance on accounting for contingencies, the Company discloses or accrues for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible, or probable, and whether the amount can be reasonably estimated. The Company accrues a liability when a loss is both probable and reasonably estimable. If a loss is reasonably possible but not estimable, the Company discloses the nature of the contingency and, if known, the range of potential loss or a statement that such an estimate cannot be made. Management develops its assessment based on information available and an analysis of possible outcomes under various strategies.

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

As part of the Company’s goodwill impairment test, the Company estimates the fair value of each of its reporting units using discounted cash flow analyses.  The Company’s reporting units consisted of its six geographic solid waste operating segments at December 31, 2025, 2024 and 2023.  The Company compares the fair value of each reporting unit with the carrying value of the net assets assigned to each reporting unit. If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results. If the fair value is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In testing indefinite-lived intangible assets for impairment, the Company compares the estimated fair value of each indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in the Company’s Consolidated Statements of Net Income.

During the Company’s annual impairment analysis of its solid waste operations, the Company determined the fair value of each of its six geographic operating segments at December 31, 2025, 2024 and 2023 and each indefinite-lived intangible asset within those segments using discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows, growth rates and income tax rates. The cash flows employed in the Company’s 2025 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2026 annual budget developed internally by management. These forecasts reflect operating profit margins that were consistent with 2025 results and perpetual revenue growth rates of 4.2%. The Company’s discount rate assumptions are based on an assessment of the market participant rate which approximated 7.7%. In assessing the reasonableness of the Company’s determined fair values of its reporting units, the Company evaluates its results against its current market

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

capitalization. The Company did not record an impairment charge to any of its six geographic operating segments as a result of its annual goodwill and indefinite-lived intangible impairment tests for the years ended December 31, 2025, 2024 or 2023.

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

During the year ended December 31, 2025, the Company did not record any significant impairment charges for finite-lived intangible assets or property and equipment.  During the quarter ended December 31, 2024, the Company made the decision to cease active waste disposal operations as of December 31, 2024 at the Chiquita Canyon Landfill, and therefore recorded a charge of $116,090 to Impairments and other operating items in the Consolidated Statements of Net Income, which reduced the carrying value of property and equipment. During the year ended December 31, 2023, the Company did not record any significant impairment charges for finite-lived intangible assets or property and equipment.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Restricted Cash and Restricted Investments

Restricted cash and restricted investments consist of the following:

	December 31, 2025		December 31, 2024
	Restricted	Restricted	Restricted	Restricted
	Cash	Investments	Cash	Investments
Settlement of insurance claims	$150,426	$—	$121,751	$—
Landfill closure and post-closure obligations	10,451	80,655	8,852	77,855
Other financial assurance requirements	22,735	102	5,204	271
	$183,612	$80,757	$135,807	$78,126

See Note 12 for further information on restricted cash and restricted investments.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of December 31, 2025 and 2024, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of December 31, 2025 and 2024, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of December 31, 2025 and 2024, are as follows:

	Carrying Value at		Fair Value (a) at
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
4.25% Senior Notes due 2028	$500,000	$500,000	$503,750	$488,500
3.50% Senior Notes due 2029	$500,000	$500,000	$491,900	$471,450
4.50% Senior Notes due 2029	$364,800	$347,500	$377,001	$359,168
2.60% Senior Notes due 2030	$600,000	$600,000	$566,100	$536,220
2.20% Senior Notes due 2032	$650,000	$650,000	$574,730	$535,275
3.20% Senior Notes due 2032	$500,000	$500,000	$465,900	$437,150
4.20% Senior Notes due 2033	$750,000	$750,000	$736,350	$696,300
5.00% Senior Notes due 2034	$750,000	$750,000	$767,175	$731,625
5.25% Senior Notes due 2035	$500,000	$—	$518,550	$—
3.05% Senior Notes due 2050	$500,000	$500,000	$335,550	$321,700
2.95% Senior Notes due 2052	$850,000	$850,000	$551,650	$528,955
(a)	Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value inputs include third-party calculations of the market interest rate of notes with similar ratings in similar industries over the remaining note terms.

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Revolving Credit Agreement (defined below). The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swap outstanding at December 31, 2025 was specifically designated to the Revolving Credit Agreement and accounted for as a cash flow hedge.

At December 31, 2025, the Company’s derivative instruments included one interest rate swap agreement as follows:

		Fixed	Variable
	Notional	Interest	Interest Rate		Expiration
Date Entered	Amount	Rate Paid (a)	Received	Effective Date (b)	Date
December 2018	$200,000	2.7715%	1-month term SOFR	November 2022	July 2027
(a)	Plus applicable margin.
(b)	In October 2022, the Company amended the reference rate in its outstanding interest rate swap contract to replace One-Month LIBOR with One-Month term SOFR and certain credit spread adjustments. The Company did not record any gains or losses upon the conversion of the reference rate in this interest rate swap contract, and the Company believes this amendment will not have a material impact on its Consolidated Financial Statements.

The fair values of derivative instruments designated as cash flow hedges at December 31, 2025, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$1,272	Accrued liabilities	$—
	Other assets, net	446
Total derivatives designated as cash flow hedges		$1,718		$—
(a)	Represents the estimated amount of the existing unrealized gains on interest rate swaps as of December 31, 2025 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2024, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$10,545	Accrued liabilities	$—
	Other assets, net	3,384
Total derivatives designated as cash flow hedges		$13,929		$—

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the years ended December 31, 2025, 2024 and 2023:

Derivatives				Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized			Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)			Classification	Net of Tax (b)
	Years Ended December 31,				Years Ended December 31,
	2025	2024	2023		2025	2024	2023
Interest rate swaps	$(1,042)	$8,531	$7,782	Interest expense	$(7,932)	$(15,043)	$(14,411)
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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded if it is determined that it is more likely than not that the deferred tax asset will not be realized.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Warrants are valued using the Black-Scholes pricing model with a contractual life of five years, a risk-free interest rate based on the 5-year U.S. treasury yield curve and expected volatility. The Company uses the historical volatility of its common shares over a period equivalent to the contractual life of the warrants to estimate the expected volatility. The fair market value of warrants issued to consultants for acquisitions are recorded immediately as share-based compensation expense.

Share-based compensation expense recognized during the years ended December 31, 2025, 2024 and 2023, was $79,448 ($59,427 net of taxes), $77,885 ($58,203 net of taxes) and $70,436 ($52,708 net of taxes), respectively. This share-based compensation expense includes RSUs, PSUs, DSUs, share option and warrant expense. The share-based compensation expense totals include amounts associated with the Progressive Waste share-based compensation plans, continued by the Company following the Progressive Waste acquisition, which allow for the issuance of shares or cash settlement to employees upon vesting. The Company records share-based compensation expense in Selling, general and administrative expenses in the Consolidated Statements of Net Income. The total unrecognized compensation cost at December 31, 2025, related to unvested RSU awards was $91,192 and this future expense will be recognized over the remaining vesting period of the RSU awards, which extends to 2029. The weighted average remaining vesting period of the RSU awards is 1.1 years. The total unrecognized compensation cost at December 31, 2025, related to unvested PSU awards was $16,262 and this future expense will be recognized over the remaining vesting period of the PSU awards, which extends to 2028. The weighted average remaining vesting period of PSU awards is 1.1 years.

Other Share-Based Awards

As of December 31, 2025, 2024 and 2023, the Company had a liability of $7,928, $8,068 and $8,060, respectively, representing the December 31, 2025, 2024 and 2023 fair values, respectively, of outstanding Progressive Waste restricted share units which are expected to be cash settled. All remaining unvested Progressive Waste restricted share units vested during the year ended December 31, 2019.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2025, 2024 and 2023, was $10,299, $9,197 and $9,097, respectively, which is included in Selling, general and administrative expense in the Consolidated Statements of Net Income.

Insurance Liabilities

As a result of its insurance policies, the Company is effectively self-insured for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability, and directors’ and officers’ liability as well as for employee group health insurance, property and workers’ compensation. The Company’s insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company’s management with assistance from its third-party actuary and its third-party claims administrator. The insurance accruals are influenced by the Company’s past claims experience factors and by published industry development factors. At December 31, 2025 and 2024, the Company’s total accrual for self-insured liabilities was $306,961 and $243,764, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. For the years ended

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

December 31, 2025, 2024 and 2023, the Company recognized $348,805, $323,760 and $261,589, respectively, of self-insurance expense which is included in Cost of operations and Selling, general and administrative expense in the Consolidated Statements of Net Income.

4.     USE OF ESTIMATES AND ASSUMPTIONS

In preparing the Company’s consolidated financial statements, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of the Company’s consolidated financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to the Company’s accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its consolidated financial statements.

5.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
	2025	2024
Parts and supplies	$78,863	$71,156
Income taxes receivable	44,535	37,599
Prepaid insurance	31,572	40,014
Prepaid licenses and permits	14,834	14,141
Unrealized cash flow hedge gains	1,272	10,545
Other	69,527	56,064
	$240,603	$229,519

6.     PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2025	2024
Landfill site costs	$6,103,669	$5,778,483
Rolling stock	3,884,769	3,428,765
Land, buildings and improvements	2,774,001	2,328,287
Containers	1,439,217	1,364,624
Machinery and equipment	1,765,059	1,539,394
Construction in progress	249,245	191,404
	16,215,960	14,630,957
Less accumulated depreciation and depletion	(7,482,633)	(6,595,028)
	$8,733,327	$8,035,929

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Machinery and equipment included $25,153 and $8,956, at December 31, 2025 and 2024, respectively, of equipment assets accounted for as finance leases.  The Company’s landfill depletion expense, recorded in Depreciation in the Consolidated Statements of Net Income, for the years ended December 31, 2025, 2024 and 2023, was $267,453, $289,696 and $254,633, respectively.

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

The lease term for the Company’s leases includes the non-cancelable period of the lease, plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

Lease payments included in the measurement of the lease liability comprise fixed payments or variable lease payments.  The variable lease payments consider annual changes in the consumer price index and common area maintenance charges, if known.

ROU assets for operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived asset impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  The Company did not recognize an impairment charge for any of its ROU assets during the years ended December 31, 2025, 2024 and 2023.

The Company monitors events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset.  The Company did not recognize any significant remeasurements during the years ended December 31, 2025, 2024 and 2023.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Lease cost for operating and finance leases for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Years Ended December 31,
	2025	2024	2023
Operating lease cost	$63,448	$53,329	$47,840
Finance lease cost:
Amortization of leased assets	3,783	3,375	2,852
Interest on leased liabilities	456	273	228
Total lease cost	$67,687	$56,977	$50,920

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows:

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$60,048	$50,837	$46,688
Operating cash flows from finance leases	$456	$273	$228
Financing cash flows from finance leases	$4,189	$3,356	$2,817
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities - operating leases	$40,603	$62,922	$92,503
Right-of-use assets obtained in exchange for lease liabilities - finance leases	$19,981	$2,569	$1,388

Weighted-average remaining lease term and discount rate for the Company’s leases are as follows:

	Years Ended December 31,
	2025		2024		2023
Weighted average remaining lease term - operating leases	9.2	years	9.7	years	10.9	years
Weighted average remaining lease term - finance leases	4.8	years	2.8	years	3.4	years
Weighted average discount rate - operating leases	4.65%		4.34%		4.04%
Weighted average discount rate - finance leases	4.59%		2.99%		2.36%

As of December 31, 2025, future minimum lease payments, reconciled to the respective lease liabilities, are as follows:

	Operating Leases	Finance Leases
2026	$57,662	$5,236
2027	53,538	3,825
2028	45,810	2,477
2029	38,939	2,078
2030	34,668	1,952
Thereafter	161,713	2,407
Minimum lease payments	392,330	17,975
Less: imputed interest	(81,058)	(2,002)
Present value of minimum lease payments	311,272	15,973
Less: current portion of lease liabilities	(44,272)	(4,582)
Long-term portion of lease liabilities	$267,000	$11,391

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

The Company acquired 17 immaterial non-hazardous solid waste collection, recycling and disposal businesses and two immaterial E&P waste treatment and disposal businesses during the year ended December 31, 2025. The total transaction-related expenses incurred during the year ended December 31, 2025 for these acquisitions were $24,178. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

The following table summarizes the consideration transferred to acquire these businesses and the amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	Acquisitions	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$817,577	$2,120,878	$676,793
Debt assumed	114,772	77,766	76,001
Contingent consideration	34,403	28,885	13,450
	966,752	2,227,529	766,244

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	28,041	100,995	18,006
Prepaid expenses and other current assets	3,985	13,513	5,025
Restricted investments	—	—	5,462
Operating lease right-of-use assets	12,501	24,700	15,364
Property and equipment	380,264	913,729	207,164
Long-term franchise agreements and contracts	48,321	159,028	76,401
Customer lists	81,488	214,459	19,719
Permits and other intangibles	108,723	224,728	3,050
Other assets	470	1,671	24
Accounts payable and accrued liabilities	(20,995)	(27,902)	(14,596)
Current portion of operating lease liabilities	(621)	(2,875)	(712)
Deferred revenue	(4,505)	(12,148)	(3,443)
Long-term portion of operating lease liabilities	(2,731)	(14,774)	(14,652)
Other long-term liabilities	(3,260)	(67,109)	(10,277)
Deferred income taxes	(11,533)	—	(3,212)
Total identifiable net assets	620,148	1,528,015	303,323
Goodwill	$346,604	$699,514	$462,921

Goodwill acquired in 2025, 2024 and 2023 totaling $308,600, $699,514 and $372,671, respectively, is expected to be deductible for tax purposes.  The fair value of acquired working capital related to six immaterial acquisitions completed during the year ended December 31, 2025, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these six acquisitions are not expected to be material to the Company’s financial position. The adjustments recorded during the year ended December 31, 2025 relating to finalizing the acquired working capital for the immaterial acquisitions completed during the year ended December 31, 2024 were not material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2025, was $29,371, of which $1,330 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2024, was $106,259, of which $5,264 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2023, was $19,202, of which $1,196 was expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

9.     INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2025:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$1,131,332	$(457,664)	$—	$673,668
Customer lists	1,098,172	(798,973)	—	299,199
Permits and other	1,114,690	(196,782)	(66,188)	851,720
	3,344,194	(1,453,419)	(66,188)	1,824,587
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$3,525,807	$(1,453,419)	$(66,188)	$2,006,200

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the year ended December 31, 2025 was 11.0 years. The weighted-average amortization period of customer lists acquired during the year ended December 31, 2025 was 10.5 years. The weighted-average amortization period of finite-lived permits and other acquired during the year ended December 31, 2025 was 37.6 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2024:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$1,104,585	$(400,674)	$—	$703,911
Customer lists	1,005,355	(693,594)	—	311,761
Permits and other	999,357	(164,239)	(40,784)	794,334
	3,109,297	(1,258,507)	(40,784)	1,810,006
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$3,290,910	$(1,258,507)	$(40,784)	$1,991,619

Estimated future amortization expense for the next five years relating to finite-lived intangible assets owned as of December 31, 2025 is as follows:

For the year ending December 31, 2026	$187,834
For the year ending December 31, 2027	$163,925
For the year ending December 31, 2028	$144,756
For the year ending December 31, 2029	$129,869
For the year ending December 31, 2030	$116,428

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

10.   ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2025	2024
Insurance claims and premiums	$310,286	$244,536
Payroll and payroll-related	152,622	127,518
Final capping, closure and post-closure liability	146,772	199,736
Interest payable	86,156	68,455
Environmental remediation reserves	42,177	8,808
Property taxes	19,726	17,548
Cell processing reserves	2,572	2,148
Transaction-related expenses	1,741	1,471
Other	48,315	66,604
	$810,367	$736,824

11.   LONG-TERM DEBT

The following table presents the Company’s long-term debt as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Revolving Credit Agreement, bearing interest ranging from 3.41% to 6.75% (a)	$2,381,646	$2,164,325
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
4.50% Senior Notes due 2029	364,800	347,500
2.60% Senior Notes due 2030	600,000	600,000
2.20% Senior Notes due 2032	650,000	650,000
3.20% Senior Notes due 2032	500,000	500,000
4.20% Senior Notes due 2033	750,000	750,000
5.00% Senior Notes due 2034	750,000	750,000
5.25% Senior Notes due 2035	500,000	—
3.05% Senior Notes due 2050	500,000	500,000
2.95% Senior Notes due 2052	850,000	850,000
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2028 to 2044 (a)	26,420	30,641
Finance leases, bearing interest ranging from 1.89% to 5.35%, with lease expiration dates ranging from 2026 to 2035 (a)	15,973	9,247
	8,888,839	8,151,713
Less – current portion	(8,667)	(7,851)
Less – unamortized debt discount and issuance costs	(69,068)	(70,934)
Long-term portion of debt and notes payable	$8,811,104	$8,072,928
(a)	Interest rates represent the interest rates incurred at December 31, 2025.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Revolving Credit Agreement

The Company, as borrower, Bank of America, N.A., acting through its Canada Branch, as the global agent, the swing line lender and a letter of credit issuer, Bank of America, N.A., as the U.S. agent and a letter of credit issuer, and the other lenders and financial institutions from time to time party thereto (the “Lenders”) are party to that certain Revolving Credit Agreement, dated as of February 27, 2024 (as amended pursuant to that certain Amendment No. 1 to Revolving Credit Agreement, dated as of May 23, 2025 (the “First Amendment”), and as further amended, restated, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement”), pursuant to which the Lenders provide loans and other credit extensions to the Company under a revolving credit facility. Borrowings under the Revolving Credit Agreement are unsecured and there are no subsidiary guarantors under the Revolving Credit Agreement.

The Revolving Credit Agreement (i) has a scheduled maturity date of February 27, 2029 (subject to certain extension mechanics therein by which the Company may request two additional one-year maturity date extensions), (ii) provides for revolving advances up to an aggregate principal amount of $3,000,000 at any one time outstanding (subject to satisfaction of certain conditions at the time advances are made) and (iii) provides for, at the Company’s discretion, flexibility for an uncommitted upsize of the aggregate principal amount by up to $1,000,000 (to an aggregate principal amount of up to $4,000,000). As of December 31, 2025, there are no commitments by lenders for any such increases in aggregate principal amount of revolving advances described in the preceding sentence. The Revolving Credit Agreement provides for letters of credit in an aggregate amount not to exceed $320,000 and swing line loans in an aggregate amount not to exceed $100,000, in each case, to be issued at the request of the Company subject to the terms therein and with such sublimits included in the aggregate commitments of the credit facility. The Company has $3,379 of debt issuance costs related to the revolver under the Revolving Credit Agreement recorded in Other assets, net in the Consolidated Balance Sheets at December 31, 2025, which are being amortized through the maturity date, or February 27, 2029.

Advances are available under the Revolving Credit Agreement in U.S. dollars and Canadian dollars. Interest accrues on revolving advances, at the Company’s option, (i) at a term rate based on the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (or a successor administrator thereof) (“term SOFR”) or a base rate for U.S. dollar borrowings, plus an applicable margin, and (ii) at a term rate based on the Canadian Overnight Repo Rate Average as administered and published by the Bank of Canada (or a successor administrator thereof) (“term CORRA”) or at the Canadian prime rate for Canadian dollar borrowings, plus an applicable margin. Interest for term SOFR loans does not have a credit spread adjustment.  Prior to the effectiveness of the First Amendment, interest for term SOFR loans had a credit spread adjustment of 0.10% for all applicable interest periods. Interest for term CORRA loans has a credit spread adjustment of 0.29547% for an interest period of one month’s duration and 0.32138% for an interest period of three months’ duration. Fees for letters of credit in U.S. dollars and Canadian dollars are also based on the applicable margin. The applicable margin used in connection with interest rates and fees is based on the debt rating of the Company’s public non-credit-enhanced, senior unsecured long-term debt (the “Debt Rating”). The applicable margin for term SOFR loans, term CORRA loans and letter of credit fees ranges from 0.750% to 1.250%, and the applicable margin for U.S. base rate loans, Canadian prime rate loans and swing line loans ranges from 0.00% to 0.250%. The Company will also pay a commitment fee based on the Debt Rating on the actual daily unused amount of the aggregate revolving commitments ranging from 0.065% to 0.150%.

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

more than 3.75 to 1.00 (or 4.25 to 1.00 during material acquisition periods, subject to certain limitations). As of December 31, 2025, the Company was in compliance with all applicable covenants in the Revolving Credit Agreement.

Details of the Revolving Credit Agreement at December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Revolver
Available	$581,059	$778,374
Letters of credit outstanding	$37,295	$57,301
Total amount drawn, as follows:	$2,381,646	$2,164,325
Amount drawn – U.S. term SOFR loan	$965,000	$800,000
Interest rate applicable – U.S. term SOFR loan	4.75%	5.65%
Interest rate margin – U.S. term SOFR loan	0.875%	1.00%
Amount drawn – U.S. term SOFR loan	$150,000	$500,000
Interest rate applicable – U.S. term SOFR loan	4.59%	5.69%
Interest rate margin – U.S. term SOFR loan	0.875%	1.00%
Amount drawn – U.S. term SOFR loan	$—	$50,000
Interest rate applicable – U.S. term SOFR loan	—%	5.46%
Interest rate margin – U.S. term SOFR loan	—%	1.00%
Amount drawn – U.S. base rate loan	$38,000	$95,000
Interest rate applicable – U.S. base rate loan	6.75%	7.50%
Interest rate margin – U.S. base rate loan	—%	—%
Amount drawn – Canadian term CORRA loan	$1,163,712	$590,750
Interest rate applicable - Canadian term CORRA loan	3.41%	5.24%
Interest rate margin – Canadian term CORRA loan	0.875%	1.00%
Amount drawn – Canadian term CORRA loan	$51,072	$86,875
Interest rate applicable - Canadian term CORRA loan	3.44%	4.59%
Interest rate margin – Canadian term CORRA loan	0.875%	1.00%
Amount drawn – Canadian prime rate loan	$13,862	$41,700
Interest rate applicable - Canadian prime rate loan	4.45%	5.45%
Interest rate margin – Canadian prime rate loan	—%	—%
Commitment – rate applicable	0.08%	0.09%

In addition to the $37,295 of letters of credit at December 31, 2025 issued and outstanding under the Revolving Credit Agreement, the Company has issued and outstanding letters of credit totaling $183,302 under facilities other than the Revolving Credit Agreement.

Senior Notes

On November 16, 2018, the Company completed an underwritten public offering of $500,000 aggregate principal amount of 4.25% Senior Notes due December 1, 2028 (the “2028 Senior Notes”). The 2028 Senior Notes were issued under the Indenture, dated as of November 16, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented through the First Supplemental Indenture, dated as of November 16, 2018. The Company is amortizing $5,792 of debt issuance costs through the maturity date of the 2028 Senior Notes. The Company may redeem some or all of the 2028 Senior Notes at its option prior to September 1, 2028 (three months before the maturity date) at any time and from time to time at a redemption price equal to the greater of (x) 100% of the principal amount of the 2028 Senior Notes redeemed and (y) the sum of the present values of the remaining scheduled payments of principal and interest on the 2028 Senior Notes redeemed, plus, in either case, accrued and unpaid interest to, but excluding, the redemption date. Commencing on September 1, 2028 (three months before the maturity date), the Company may redeem

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

some or all of the 2028 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2028 Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

On April 16, 2019, the Company completed an underwritten public offering of $500,000 aggregate principal amount of 3.50% Senior Notes due May 1, 2029 (the “2029 Senior Notes”).  The 2029 Senior Notes were issued under the Indenture, as supplemented through the Second Supplemental Indenture, dated as of April 16, 2019. The Company is amortizing $5,954 of debt issuance costs through the maturity date of the 2029 Senior Notes. The Company may redeem some or all of the 2029 Senior Notes at its option prior to February 1, 2029 (three months before the maturity date) at any time and from time to time at a redemption price equal to the greater of (x) 100% of the principal amount of the 2029 Senior Notes redeemed and (y) the sum of the present values of the remaining scheduled payments of principal and interest on the 2029 Senior Notes redeemed, plus, in either case, accrued and unpaid interest to, but excluding, the redemption date. Commencing on February 1, 2029 (three months before the maturity date), the Company may redeem some or all of the 2029 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2029 Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

On January 23, 2020, the Company completed an underwritten public offering of $600,000 aggregate principal amount of 2.60% Senior Notes due February 1, 2030 (the “2030 Senior Notes”).  The 2030 Senior Notes were issued under the Indenture, as supplemented through the Third Supplemental Indenture, dated as of January 23, 2020. The Company is amortizing $5,435 of debt issuance costs through the maturity date of the 2030 Senior Notes. The Company may redeem some or all of the 2030 Senior Notes at its option prior to November 1, 2029 (three months before the maturity date) at any time and from time to time at a redemption price equal to the greater of (x) 100% of the principal amount of the 2030 Senior Notes redeemed and (y) the sum of the present values of the remaining scheduled payments of principal and interest on the 2030 Senior Notes redeemed plus, in either case, accrued and unpaid interest to, but excluding, the redemption date. Commencing on November 1, 2029 (three months before the maturity date), the Company may redeem some or all of the 2030 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2030 Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

On March 13, 2020, the Company completed an underwritten public offering of $500,000 aggregate principal amount of 3.05% Senior Notes due April 1, 2050 (the “2050 Senior Notes”). The 2050 Senior Notes were issued under the Indenture, as supplemented through the Fourth Supplemental Indenture, dated as of March 13, 2020. The Company is amortizing a $7,375 debt discount and $5,682 of debt issuance costs through the maturity date of the 2050 Senior Notes. The Company may redeem some or all of the 2050 Senior Notes at its option prior to October 1, 2049 (six months before the maturity date) at any time and from time to time at a redemption price equal to the greater of (x) 100% of the principal amount of the 2050 Senior Notes redeemed and (y) the sum of the present values of the remaining scheduled payments of principal and interest on the 2050 Senior Notes redeemed, plus,  in either case, accrued and unpaid interest to, but excluding, the redemption date. Commencing on October 1, 2049 (six months before the maturity date), the Company may redeem some or all of the 2050 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2050 Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

On September 20, 2021, the Company completed an underwritten public offering (the “Offering”) of $650,000 aggregate principal amount of 2.20% Senior Notes due January 15, 2032 (the “2032 Senior Notes”) and $850,000 aggregate principal amount of 2.95% Senior Notes due January 15, 2052 (the “2052 Senior Notes”). The 2032 Senior Notes and the 2052 Senior Notes were issued under the Indenture, as supplemented through the Fifth Supplemental Indenture, dated as of September 20, 2021. The Company is amortizing a $1,066 debt discount and $5,979 of debt issuance costs through the maturity date of the 2032 Senior Notes and a $12,742 debt discount and $9,732 of debt issuance costs through the maturity date of the 2052 Senior Notes. The Company may, prior to October 15, 2031 (three months before the maturity date), redeem some or all of the 2032 Senior Notes, at any time and from time to time, at a redemption price equal to the greater of (x) 100% of the principal amount of the 2032 Senior Notes redeemed and (y) the sum of the present values of the remaining scheduled payments of principal and interest on the 2032 Senior Notes redeemed, plus, in either case, accrued and unpaid interest to, but excluding, the redemption date. Commencing on October 15, 2031 (three months before the maturity date), the Company may redeem some or all of the 2032 Senior Notes, at any time and from time to

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

time, at a redemption price equal to the principal amount of the 2032 Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date. The Company may, prior to July 15, 2051 (six months before the maturity date), redeem some or all of the 2052 Senior Notes, at any time and from time to time, at a redemption price equal to the greater of (x) 100% of the principal amount of the 2052 Senior Notes redeemed and (y) the sum of the present values of the remaining scheduled payments of principal and interest on the 2052 Senior Notes redeemed, plus, in either case, accrued and unpaid interest to, but excluding, the redemption date. Commencing on July 15, 2051 (six months before the maturity date), the Company may redeem some or all of the 2052 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2052 Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

On March 9, 2022, the Company completed an underwritten public offering of $500,000 aggregate principal amount of 3.20% Senior Notes due June 1, 2032 (the “New 2032 Senior Notes”). The New 2032 Senior Notes were issued under the Indenture, as supplemented through the Sixth Supplemental Indenture, dated as of March 9, 2022.  The Company is amortizing a $375 debt discount and $4,668 of debt issuance costs through the maturity date of the New 2032 Senior Notes.  The Company may redeem some or all of the New 2032 Senior Notes at its option prior to March 1, 2032 (three months before the maturity date) (the “New 2032 Senior Notes Par Call Date”), at any time and from time to time at a redemption price equal to the greater of (x) 100% of the principal amount of the New 2032 Senior Notes redeemed and (y) the sum of the present values of the remaining scheduled payments of principal and interest on the New 2032 Senior Notes redeemed discounted to the redemption date (assuming the New 2032 Senior Notes matured on the New 2032 Senior Notes Par Call Date), plus, in either case, accrued and unpaid interest thereon to the redemption date. Commencing on March 1, 2032 (three months before the maturity date), the Company may redeem some or all of the New 2032 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the New 2032 Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date.

On August 18, 2022, the Company completed an underwritten public offering of $750,000 aggregate principal amount of 4.20% Senior Notes due January 15, 2033 (the “2033 Senior Notes”). The 2033 Senior Notes were issued under the Indenture, as supplemented through the Seventh Supplemental Indenture, dated as of August 18, 2022.  The Company is amortizing a $2,040 debt discount and $6,878 of debt issuance costs through the maturity date of the 2033 Senior Notes.  The Company may redeem some or all of the 2033 Senior Notes at its option prior to October 15, 2032 (three months before the maturity date) (the “2033 Senior Notes Par Call Date”), at any time and from time to time at a redemption price equal to the greater of (x) 100% of the principal amount of the 2033 Senior Notes redeemed and (y) the sum of the present values of the remaining scheduled payments of principal and interest on the 2033 Senior Notes redeemed discounted to the redemption date (assuming the 2033 Senior Notes matured on the 2033 Senior Notes Par Call Date), plus, in either case, accrued and unpaid interest thereon to the redemption date. Commencing on October 15, 2032 (three months before the maturity date), the Company may redeem some or all of the 2033 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2033 Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date.

On February 21, 2024, the Company completed an underwritten public offering of $750,000 aggregate principal amount of 5.00% Senior Notes due March 1, 2034 (the “2034 Senior Notes”). The 2034 Senior Notes were issued under an Indenture, as supplemented by the Eighth Supplemental Indenture, dated as of February 21, 2024. The Company is amortizing a $8,738 debt discount and $6,978 of debt issuance costs through the maturity date of the 2034 Senior Notes.   The Company may, prior to December 1, 2033 (three months before the maturity date) (the “2034 Senior Notes Par Call Date”), redeem some or all of the 2034 Senior Notes, at any time and from time to time, at a redemption price equal to the greater of (x) 100% of the principal amount of the 2034 Senior Notes redeemed and (y) the sum of the present values of the remaining scheduled payments of principal and interest on the 2034 Senior Notes redeemed discounted to the redemption date (assuming the 2034 Senior Notes matured on the 2034 Senior Notes Par Call Date), plus, in either case, accrued and unpaid interest thereon to the redemption date. Commencing on December 1, 2033 (three months before the maturity date), the Company may redeem some or all of the 2034 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2034 Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

On June 13, 2024, the Company completed an underwritten public offering of CAD $500,000,000 aggregate principal amount of 4.50% Senior Notes due June 14, 2029 (the “New 2029 Senior Notes”). The New 2029 Senior Notes were issued under the Indenture, as supplemented by the Ninth Supplemental Indenture, dated as of June 13, 2024. The New 2029 Senior Notes were issued in Canada on a private placement basis. The Company is amortizing a $245 debt discount and $2,656 of debt issuance costs through the maturity date of the New 2029 Senior Notes. The Company may, prior to May 14, 2029 (one month before the maturity date) (the “New 2029 Senior Notes Par Call Date”), redeem some or all of the New 2029 Senior Notes, at any time and from time to time, at a redemption price equal to the greater of (x) 100% of the principal amount of the New 2029 Senior Notes redeemed and (y) the sum of the present values of the remaining scheduled payments of principal and interest (not including any portion of the payments of interest accrued as of the date of redemption) on the New 2029 Senior Notes redeemed discounted to the redemption date (assuming the New 2029 Senior Notes matured on the New 2029 Senior Notes Par Call Date), plus, in either case, accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. Commencing on May 14, 2029 (one month before the maturity date), the Company may redeem some or all of the New 2029 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the New 2029 Senior Notes being redeemed plus accrued and unpaid interest thereon, but excluding, to the redemption date.

On June 4, 2025, the Company completed an underwritten public offering of $500,000 aggregate principal amount of its 5.25% Senior Notes due September 1, 2035 (the “2035 Senior Notes” and, together with the 2028 Senior Notes, the 2029 Senior Notes, the New 2029 Senior Notes, the 2030 Senior Notes, the 2032 Senior Notes, the New 2032 Senior Notes, the 2033 Senior Notes, the 2034 Senior Notes, the 2050 Senior Notes and the 2052 Senior Notes, the “Senior Notes”). The 2035 Senior Notes were issued under the Indenture, as supplemented by the Tenth Supplemental Indenture, dated as of June 4, 2025. The Company is amortizing a $630 debt discount and $4,864 of debt issuance costs through the maturity date of the 2035 Senior Notes. The Company may, prior to June 1, 2035 (three months before the maturity date) (the “2035 Senior Notes Par Call Date”), redeem some or all of the 2035 Senior Notes, at any time and from time to time, at a redemption price equal to the greater of (x) 100% of the principal amount of the 2035 Senior Notes redeemed and (y) the sum of the present values of the remaining scheduled payments of principal and interest on the 2035 Senior Notes redeemed discounted to the redemption date (assuming the 2035 Senior Notes matured on the 2035 Senior Notes Par Call Date), plus, in either case, accrued and unpaid interest thereon to the redemption date. Commencing on June 1, 2035 (three months before the maturity date), the Company may redeem some or all of the 2035 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2035 Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date.

The Company pays interest on the Senior Notes semi-annually in arrears.  The Senior Notes are the Company’s senior unsecured obligations, ranking equally in right of payment with its other existing and future unsubordinated debt and senior to any of its future subordinated debt.  The Senior Notes are not guaranteed by any of the Company’s subsidiaries.

Under certain circumstances, the Company may become obligated to pay additional amounts (the “Additional Amounts”) with respect to the Senior Notes to ensure that the net amounts received by each holder of the Senior Notes will not be less than the amount such holder would have received if withholding taxes or deductions were not incurred on a payment under or with respect to the Senior Notes. If such payment of Additional Amounts is a result of a change in  the laws or regulations, including a change in, or amendment to, any official position, the introduction of an official position or a holding by a court of competent jurisdiction, of any jurisdiction from or through which payment is made by or on behalf of the Senior Notes having power to tax, and the Company cannot avoid such payments of Additional Amounts through reasonable measures, then the Company may redeem the applicable series of the Senior Notes then outstanding at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date).

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

As of December 31, 2025, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2026	$8,667
2027	7,552
2028	506,469
2029	3,252,604
2030	604,239
Thereafter	4,509,308
$8,888,839

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At December 31, 2025 and 2024, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash is valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash measured at fair value is invested primarily in money market accounts and bank time deposits. The Company’s restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted investments measured at fair value are invested primarily in U.S. government securities, agency securities and Canadian bankers’ acceptance notes.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and 2024, were as follows:

	Fair Value Measurement at December 31, 2025 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$1,718	$—	$1,718	$—
Restricted cash	$183,612	$183,612	$—	$—
Restricted investments	$80,533	$—	$80,533	$—
Contingent consideration	$(84,696)	$—	$—	$(84,696)

	Fair Value Measurement at December 31, 2024 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$13,929	$—	$13,929	$—
Restricted cash	$135,807	$135,807	$—	$—
Restricted investments	$77,900	$—	$77,900	$—
Contingent consideration	$(87,162)	$—	$—	$(87,162)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Beginning balance	$87,162	$115,030
Contingent consideration recorded at acquisition date	34,403	28,885
Payment of contingent consideration recorded at acquisition date	(34,269)	(27,743)
Payment of contingent consideration recorded in earnings	(400)	(35,035)
Adjustments to contingent consideration	(6,215)	(3)
Interest accretion expense	3,538	6,217
Foreign currency translation adjustment	477	(189)
Ending balance	$84,696	$87,162

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

At December 31, 2025 and 2024, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $1,040,159 and $934,330, respectively, to secure its asset closure and retirement requirements and $1,117,272 and $1,077,021, respectively, to secure performance under collection contracts and landfill operating agreements.

The Company owns a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure landfill final capping, closure and post-closure obligations for companies operating in the solid waste industry. The Company accounts for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment. This investee company and the parent company of the investee have written financial surety bonds for the Company, of which $557,912 and $492,711 were outstanding as of December 31, 2025 and 2024, respectively. The Company’s reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.

Unconditional Purchase Obligations

At December 31, 2025, the Company’s unconditional purchase obligations consist of multiple fixed-price fuel purchase contracts under which it has 56.2 million gallons remaining to be purchased for a total of $173,644. These fuel purchase contracts expire on or before September 30, 2029. During the years ended December 31, 2025, 2024 and 2023, the Company paid $144,425, $139,973 and $145,598, respectively, under the respective fuel purchase contracts then outstanding.

As of December 31, 2025, future minimum purchase commitments, by calendar year, are as follows:

2026	$136,579
2027	35,978
2028	621
2029	466
2030	—
Thereafter	—
$173,644

CONTINGENCIES

Environmental Risks

The Company expenses costs incurred to investigate and remediate environmental issues unless they extend the economic useful lives of the related assets. The Company records liabilities when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. The remediation reserves cover anticipated costs, including remediation of environmental damage that waste facilities may have caused to neighboring landowners or residents as a result of contamination of soil, groundwater or surface water, including damage resulting from conditions existing prior to the Company’s acquisition of such facilities. The Company’s estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. The Company does not discount remediation obligations. At December 31, 2025 and 2024, the current portion of remediation reserves was $42,177 and $8,808, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. At December 31, 2025 and 2024, the long-term portion of remediation reserves was $7,109 and $7,186, respectively, which is included in Other long-term liabilities in the Consolidated Balance Sheets. Any substantial increase

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of December 31, 2025, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

After a general causation trial limited the nature of the claims and limited the time period to July 2017 to December 2019, extensive discovery occurred in 2023 and 2024. On May 15, 2024, the Ictech-Bendeck plaintiffs filed an amended motion for class certification, which the defendants opposed.  Plaintiffs described the putative class as residents of the Parish suffering an injury as a result of exposure to odors from the JP Landfill between July 1, 2017 and December 31, 2019, in five proposed geographic sub-classes encompassing residents within a delineated area of the Parish that extended roughly five miles from the JP Landfill to the north and east. Counsel for the putative class asked the court to certify a class on liability and allocation issues and that specific causation be left for individual determinations after a class trial.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

On August 8, 2024, the Parish and the Ictech-Bendeck plaintiffs notified the court and the other parties that they had reached an agreement in principle on settlement of the plaintiffs’ class claims against the Parish, including a settlement amount of $4,500 to be paid by the Parish to the Ictech-Bendeck plaintiffs. The settlement agreement purports to assign to the Ictech-Bendeck settlement class the Parish’s claims against the Company defendants and Aptim Corporation. On March 27, 2025, the court approved the settlement.

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

On January 10, 2025, CCL and the County appeared before the Superior Court for a trial setting conference and the Court set the remaining claims for a bench trial, beginning October 13, 2025. The County filed a motion to enforce the settlement agreement on July 23, 2025, and, on September 10, 2025, the Court granted the County’s motion, vacated the trial date, and set a case management conference for January 9, 2026. On October 16, 2025, CCL filed a motion to enforce the settlement agreement, requesting the Court to enter judgment embodying the July 2020 writ decision. On November 10, 2025, the Court entered CCL’s proposed judgment. Following additional motions practice, the County served notice of the judgment on December 24, 2025. The County filed a notice of appeal on January 16, 2026, and CCL filed its cross-appeal on January 23, 2026. At this time, the Company is not able to determine the likelihood of any outcome in this matter.

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

Since May 2023, CCL has received approximately 410 NOVs for alleged violations of SCAQMD Rule 402. CCL has also received 26 additional NOVs from SCAQMD alleging violations of the Stipulated Order for Abatement, the California Health & Safety Code, other SCAQMD rules, and CCL’s Title V permit.

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

negotiated a Stipulated Order for Abatement (the “Stipulated Order”), which was issued by the Hearing Board on September 6, 2023. Modifications to the Stipulated Order were approved by the Hearing Board after hearings on January 16 and 17, March 21, April 24, August 17, 20, and 27, and November 13, 2024, April 16, 2025, June 4, 17, and 24, and December 9, 2025. The modified Stipulated Order contains 107 conditions. The next status and modification hearing is scheduled for May 28, 2026.

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

On January 6, 2026 (revised January 7), CCL received a sixth NOV from the Water Board for alleged violations of the National Pollutant Discharge Elimination General Permit for Stormwater Discharges Associated with Industrial Activities (Order No. 2014-0057-DWQ, as amended by Order No. 2018-0028-DWQ). The allegations relate to an allegedly unauthorized discharge of stormwater commingled with characteristically hazardous leachate. CCL is working on its response to the alleged violations.

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

On November 18, 2025, CCL received a fourth SOV from DTSC. The SOV alleges violations of California’s hazardous waste control laws and their implementing regulations for allegedly failing to minimize the possibility of a release of hazardous waste or hazardous waste constituents, failing to properly complete hazardous waste manifests for hazardous waste condensate, and failing to properly label tanks containing hazardous waste leachate. CCL has submitted full responses to this SOV.

On April 2, 2025, CCL, Chiquita Canyon, Inc., and Waste Connections US, Inc. (“Respondents”) received from DTSC an Imminent and Substantial Endangerment Determination and Order (“ISE Order”) for alleged violations of the California Health & Safety Code. The ISE Order alleges that “there may be an imminent and/or substantial endangerment to the public health or welfare or to the environment because of the release and/or the threatened release of the hazardous substances at the Site.” The order requires Respondents to implement three removal actions: (1) extension of the geomembrane cover, (2) interim relocation of a tank farm, and (3) protection of Cell 8A. CCL filed a notice of intent to comply and sufficient cause defenses on April 9, 2025, which included its objection to DTSC’s inclusion of improper parties, Chiquita Canyon, Inc. and Waste Connections US, Inc. CCL has been working closely with DTSC to implement the three removal actions. On December 26, 2025, DTSC issued a Notice of Proposed Determination of Noncompliance with the ISE Order, alleging that Respondents have failed to submit adequate workplans for each of the removal actions. CCL disagrees with these allegations and submitted its response on January 12, 2026. On January 26, 2026, DTSC issued

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Respondents a Final Determination of Noncompliance with, and Violation of, the ISE Order. CCL is preparing a response to the alleged violations.

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

There are approximately 11,700 total plaintiffs in these civil lawsuits as of February 6, 2026, which includes some from cases filed but not yet served, and the Company expects additional complaints and plaintiffs in the future.

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

Canyon, LLC et al. (Los Angeles Superior Court; filed June 14, 2024, removed to U.S.D.C. C.D. Cal. on July 22, 2024); Alejandra Suarez et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed June 20, 2024; removed to U.S.D.C. C.D. Cal. on July 29, 2024) ;  Geon Hwang, et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed July 8, 2024); Anabel Austin, et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed July 9, 2024; removed to U.S.D.C. C.D. Cal. on August 16, 2024); Isabell Dolores Palomino et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed July 12, 2024); Stephanie Audish et al. v. Chiquita Canyon, LLC (Los Angeles Superior Court; filed July 16, 2024); Scott Benjamin Siegal et. al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed July 16, 2024); Alina Hakopyan et al. v. Chiquita Canyon, LLC (Los Angeles Superior Court; filed August 6, 2024); Kaiden Alim et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed September 27, 2024); Nicholas Difatta et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed October 5, 2024); Jane Chun-Won Yang et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed on November 19, 2024); K.E. et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed on November 22, 2024); Maria Magdalena Alanis, et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed January 6, 2025); Grace Lara et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed February 10, 2025); Babken Egoian et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal., filed March 31, 2025); Kiwi Chang et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed February 24, 2025); Molina et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-05352, filed June 10, 2025); Mietzner et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-06061, filed July 2, 2025 but plaintiffs objected to consolidation and those objections have not yet been ruled on); Fernando Perez et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed December 30, 2024); Nancy Mariel Aguilar et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed January 27, 2025); Leticia Ojeda et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed March 6, 2025); Bertha Bacon et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-09403, filed October 2, 2025);Reyna Aguilar et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. 2:25-cv-10271, filed October 24, 2025); Rhea Estacio et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. 2:25-cv-10408, filed October 29, 2025 but not yet consolidated) ; Sterling Gateway, L.P. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-06328, filed July 10, 2025); and Joseph Ryan Stanley et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-12304, filed December 29, 2025). One law firm filed 359 individual cases in Los Angeles Superior Court, which the Company related and consolidated to that firm’s first filed case, Serieddine et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed January 8, 2024), and removed the cases en masse as In re Serieddine. In re Serieddine was consolidated with In re Chiquita Landfill Litigation.

Six cases have been filed, but not yet served: Gary Wells et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, Case No. 25STCV29317, filed October 3, 2025); Mariya Savchenko et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-10615, filed November 4, 2025); Anahit Pogosyan, by and through her Successor in Interest, Armen Pogosian, v. Chiquita Canyon LLC et al. (C.D. Cal. No. 2:25-cv-11732, filed December 10, 2025); William John Blatter et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-12056, filed December 19, 2025); Alvaro Luis Gutierrez v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed February 4, 2026); Geoffre Tisdale et al. v. Chiquita Canyon LLC et al. (C.D. Cal. No. 2:26-cv-01288, filed February 6, 2026).

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

The County’s lawsuit alleges public nuisance under California statutes and Los Angeles County ordinances, public nuisance per se, and unfair business practices related to the alleged violation of ordinances referenced in the public nuisance claims.  The County seeks an injunction to bring the CC Landfill into compliance with all local, state, and federal laws and regulations, including all necessary measures to “contain and extinguish” the ETLF event, prevent odors and gases from reaching any residential zone, and eliminate leachate seeps; subsidize the relocation of affected citizens living near the CC Landfill; and subsidize mitigation measures undertaken by affected citizens living, working, or studying near the CC Landfill, such as the purchase of air purification systems, double paned windows, home hardening, and assistance with utility bills. Alternatively, the County requests the appointment of a receiver to take possession and control of the CC Landfill.  The County also seeks to recover civil penalties and attorney’s fees. The Company is not able to determine the potential penalty amount that the County will seek in this lawsuit.

On May 29, 2025, the County filed a motion for a preliminary injunction, seeking the creation of at least a $20,000 abatement fund to relocate 938 residents from Val Verde and Castaic and/or for home hardening expenses. The County bases that request on numerous declarations from residents and regulators, SCAQMD complaint data, SCAQMD NOVs, and a voluntary online odor survey hosted by the Los Angeles Department of Public Health. An evidentiary hearing on the preliminary injunction was held on July 14 and 15, and the hearing on the motion was held on July 17, 2025.  On August 29, 2025, the Court granted Plaintiffs’ motion for a preliminary injunction, but failed to define the scope of the relief ordered. At this time, the Company has not been ordered to pay any money to create a relocation or home hardening fund. The Company filed in the district court an ex parte application to stay the preliminary injunction. That motion has not been decided. The Company also filed a Notice of Appeal to the Ninth Circuit on September 10, 2025, and the appeal is now fully briefed. No oral argument is scheduled yet in the Ninth Circuit.

The Company is continuing to vigorously defend itself in this matter; however, at this time, the Company is not able to determine the likelihood of any outcome regarding the underlying claims, and is not able to reasonably estimate the possible loss or range of loss.

Collective Bargaining Agreements

As of December 31, 2025, approximately 16% of the Company’s workforce, were employed under collective bargaining agreements. The Company has 23 collective bargaining agreements covering 1,414 employees, or approximately 6% of its workforce, that have expired or are set to expire in 2026. In 2025, the Company did not experience any work stoppages or days idle due to labor issues.

14.   SHAREHOLDERS’ EQUITY

Employee Share Purchase Plan

On May 15, 2020, the Company’s shareholders approved the ESPP. Under the ESPP, qualified employees may elect to have payroll deductions withheld from their eligible compensation on each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period; provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the TSX over the final five trading days of such offering period. The maximum number of shares that may be issued under the ESPP is 1,000,000. Under the ESPP, employees purchased 32,150 of the Company’s common shares for $5,464 during the year ended December 31, 2025. Under the ESPP, employees purchased 29,256 of the Company’s common shares for $4,486 during the year ended December 31, 2024. Under the ESPP, employees purchased 29,808 of the Company’s common shares for $3,909 during the year ended December 31, 2023.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Cash Dividend

The Board of Directors of the Company authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2025, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.035, from $0.315 to $0.350 per Company common share. Cash dividends of $333,807, $302,258 and $270,604 were paid during the years ended December 31, 2025, 2024 and 2023, respectively.

Normal Course Issuer Bid

On August 8, 2025, the Company announced the annual renewal of the Company’s normal course issuer bid (the “NCIB”) to purchase up to 12,855,691 of the Company’s common shares during the period of August 12, 2025 to August 11, 2026 or until such earlier time as the NCIB is completed or terminated at the option of the Company. The renewal followed the conclusion of the Company’s previous NCIB that expired August 11, 2025. Under the NCIB, the Company may make share repurchases on the TSX, the NYSE, the NYSE Texas and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction and subject to certain volume limitations in accordance with the rules of TSX and NYSE.

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems are limited to a maximum of 80,213 common shares, which represents 25% of the average daily trading volume on the TSX for the period from February 1, 2025 to July 31, 2025. The TSX rules also allow the Company to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE and NYSE Texas will be 25% of the average daily trading volume on such exchanges for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases.

The timing and amounts of any repurchases pursuant to the NCIB will depend on market conditions, share price and other factors, including potential acquisition growth opportunities. All common shares purchased under the NCIB will be immediately cancelled following their repurchase.

For the year ended December 31, 2025, the Company repurchased 2,758,775 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $505,517.  For each of the years ended December 31, 2024 and 2023, the Company did not repurchase any common shares pursuant to the NCIB in effect during that period.  As of December 31, 2025, the maximum number of shares available for repurchase under the current NCIB was 11,396,255.

Common Shares

The Company is authorized to issue an unlimited number of common shares, that have no par value, and uses reserved but unissued common shares to satisfy its obligations under its equity-based compensation plans. As of December 31, 2025, the Company has reserved the following common shares for issuance:

For outstanding RSUs, PSUs and warrants	2,105,586
For future grants under the 2016 Incentive Award Plan	1,417,371
For future grants under the Employee Share Purchase Plan	871,391
4,394,348

Common Shares Held in Trust

Common shares held in trust at December 31, 2025 consist of 46,348 shares of the Company held in a trust that were acquired by Progressive Waste prior to June 1, 2016 for the benefit of its U.S. and Canadian employees participating in certain share-based compensation plans. A total of 735,171 common shares were held in the trust on June 1, 2016 when it

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

was acquired by the Company in the Progressive Waste acquisition. Common shares held in trust are classified as treasury shares in the Company’s Consolidated Balance Sheets. The Company will sell shares out of the trust and remit cash or shares to employees and non-employee directors as restricted share units vest and deferred share units settle, under the Progressive Waste share-based compensation plans that were continued by the Company. During the years ended December 31, 2025, 2024 and 2023, the Company sold 1,750, 11,344 and 6,017 common shares held in the trust, respectively, to settle vested restricted share units and deferred share units.

Special Shares

The Company is authorized to issue an unlimited number of special shares. Holders of special shares are entitled to one vote in matters of the Company for each special share held. The special shares carry no right to receive dividends or to receive the remaining property or assets of the Company upon dissolution or wind-up. At December 31, 2025 and 2024, no special shares were issued.

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares, issuable in series. Each series of preferred shares issued shall have rights, privileges, restrictions and conditions as determined by the Board of Directors prior to their issuance. Preferred shareholders are not entitled to vote, but take preference over the common shareholders rights in the remaining property and assets of the Company in the event of dissolution or wind-up. At December 31, 2025 and 2024, no preferred shares were issued.

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

Restricted Share Units

A summary of the Company’s RSU activity is presented below:

	Years Ended December 31,
	2025	2024	2023
Weighted average grant-date fair value of restricted share units granted	$185.41	$164.93	$133.65
Total fair value of restricted share units vested	$46,741	$39,745	$39,754

A summary of activity related to RSUs during the year ended December 31, 2025, is presented below:

		Weighted-Average
		Grant Date Fair
	Unvested Shares	Value Per Share
Outstanding at December 31, 2024	912,560	$139.83
Granted	358,650	$185.41
Forfeited	(43,740)	$159.99
Vested and issued	(356,198)	$131.22
Outstanding at December 31, 2025	871,272	$161.09

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At December 31, 2025, 2024 and 2023, the Company had 29,092, 29,980 and 49,129 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of the Company’s PSU activity is presented below:

	Years Ended December 31,
	2025	2024	2023
Weighted average grant-date fair value of PSUs granted	$176.19	$138.29	$133.83
Total fair value of PSUs vested	$10,374	$14,948	$20,196

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

A summary of activity related to PSUs during the year ended December 31, 2025, is presented below:

		Weighted-Average
		Grant Date Fair
	Unvested Shares	Value Per Share
Outstanding at December 31, 2024	219,143	$137.83
Granted	80,104	$176.19
Vested and issued	(87,964)	$117.94
Outstanding at December 31, 2025	211,283	$160.65

During the year ended December 31, 2025, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2027.  During the year ended December 31, 2024, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2026.  During the year ended December 31, 2023, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company was required to meet before those awards were earned, and the performance period for those grants ended on December 31, 2025.  The Compensation Committee determines the achievement of performance results and corresponding vesting of PSUs for each performance period.

Share Purchase Warrants

The Company has outstanding share purchase warrants issued under the 2016 Plan. Warrants to purchase the Company’s common shares were issued to certain consultants to the Company. Warrants issued were fully vested and exercisable at the date of grant. Warrants outstanding at December 31, 2025, expire between 2026 and 2030.

A summary of warrant activity during the year ended December 31, 2025, is presented below:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2024	921,426	$142.21
Granted	188,969	$184.32
Forfeited	(83,135)	$123.01
Exercised	(33,321)	$104.94
Outstanding at December 31, 2025	993,939	$153.07

The following table summarizes information about warrants outstanding as of December 31, 2025 and 2024:

			Fair Value of
	Warrants		Warrants	Outstanding at December 31,
Grant Date	Issued	Exercise Price	Issued	2025	2024
Throughout 2020	164,890	$72.65 to $104.89	$3,140	—	85,293
Throughout 2021	218,166	$99.33 to $135.97	$5,584	191,155	191,155
Throughout 2022	380,478	$125.32 to $143.95	$12,972	289,276	289,276
Throughout 2023	129,557	$129.75 to $142.93	$5,133	98,701	106,649
Throughout 2024	301,719	$149.27 to $192.47	$14,651	228,912	249,053
Throughout 2025	188,969	$167.68 to $197.09	$9,036	185,895	—
				993,939	921,426

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Deferred Share Units

A summary of the Company’s deferred share units (“DSUs”) activity is presented below:

	Years Ended December 31,
	2025	2024	2023
Weighted average grant-date fair value of DSUs granted	$189.04	$168.71	$136.47
Total fair value of DSUs awarded	$470	$632	$538

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition.

A summary of activity related to DSUs during the year ended December 31, 2025, is presented below:

		Weighted-Average
		Grant Date Fair
	Vested Shares	Value Per Share
Outstanding at December 31, 2024	20,418	$97.38
Granted	2,485	$189.04
Outstanding at December 31, 2025	22,903	$107.33

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition in 2016 and allow for the issuance of shares or cash settlement to employees upon vesting or other distribution events. A summary of activity related to Progressive Waste RSUs during the year ended December 31, 2025, is presented below:

Outstanding at December 31, 2024	45,466
Cash settled	(1,750)
Outstanding at December 31, 2025	43,716

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

15.   OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2025, 2024 and 2023, are as follows:

	Year Ended December 31, 2025
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(10,792)	$2,860	$(7,932)
Changes in fair value of interest rate swaps	(1,418)	376	(1,042)
Foreign currency translation adjustment	103,670	—	103,670
	$91,460	$3,236	$94,696

	Year Ended December 31, 2024
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(20,467)	$5,424	$(15,043)
Changes in fair value of interest rate swaps	11,607	(3,076)	8,531
Foreign currency translation adjustment	(189,402)	—	(189,402)
	$(198,262)	$2,348	$(195,914)

	Year Ended December 31, 2023
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(19,607)	$5,196	$(14,411)
Changes in fair value of interest rate swaps	10,588	(2,806)	7,782
Foreign currency translation adjustment	53,633	—	53,633
	$44,614	$2,390	$47,004

A roll forward of the amounts included in AOCIL, net of taxes, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2023	$16,749	$(26,575)	$(9,826)
Amounts reclassified into earnings	(15,043)	—	(15,043)
Changes in fair value	8,531	—	8,531
Foreign currency translation adjustment	—	(189,402)	(189,402)
Balance at December 31, 2024	10,237	(215,977)	(205,740)
Amounts reclassified into earnings	(7,932)	—	(7,932)
Changes in fair value	(1,042)	—	(1,042)
Foreign currency translation adjustment	—	103,670	103,670
Balance at December 31, 2025	$1,263	$(112,307)	$(111,044)

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

Income before provision for income taxes consists of the following:

	Years Ended December 31,
	2025	2024	2023
U.S.	$898,743	$343,255	$622,041
Non – U.S.	519,173	419,678	361,460
Income before income taxes	$1,417,916	$762,933	$983,501

The provision for income taxes consists of the following:

	Years Ended December 31,
	2025	2024	2023
Current:
U.S. federal	$101,857	$95,007	$120,420
State and local	40,333	42,725	50,713
Non – U.S.	82,515	65,916	43,213
	224,705	203,648	214,346
Deferred:
U.S. federal	90,822	(33,507)	14,130
State and local	19,148	(5,833)	(1,931)
Non – U.S.	6,684	(17,945)	(5,870)
	116,654	(57,285)	6,329
Provision for income taxes	$341,359	$146,363	$220,675

The Company is organized under the laws of Ontario, Canada; however, since the proportion of U.S. revenues, assets, operating income and associated tax provisions is significantly greater than any other single taxing jurisdiction within the worldwide group, the reconciliation of the differences between the Company’s income tax provision as presented in the accompanying Consolidated Statements of Net Income and income tax provision computed at the federal statutory rate is presented on the basis of the U.S. federal statutory income tax rate, as opposed to the Canadian statutory rate to provide a more meaningful insight into those differences.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

The following table presents the reconciliation of the provision for income taxes based on the U.S. federal statutory rate to the actual effective rate by amount and percent of pre-tax income for the year ended December 31, 2025:

	Year Ended
	December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$297,762	21.0%
State and local income taxes, net of U.S. federal income tax effect (a)	54,689	3.9
Foreign tax effects
Canada
Statutory tax rate difference between Canada and U.S.	(31,588)	(2.2)
Provincial taxes	37,867	2.7
Nontaxable or nondeductible items	(29,578)	(2.1)
Other	5,089	0.3
Other adjustments	7,118	0.5
Effective tax rate	$341,359	24.1%
(a)	The states that contribute to the majority (greater than 50%) of the tax effect in the category include Oregon, New York, California, Illinois, Texas, and Tennessee for 2025.

The items shown in the following table are a percentage of pre-tax income in accordance with the guidance prior to the adoption of ASU 2023-09, Improvements to Income Tax Disclosures:

	Years Ended December 31,
	2024	2023
U.S. federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	4.1	4.3
Deferred income tax liability adjustments	0.7	0.3
Effect of international operations	(3.8)	(3.9)
Federal tax credits	(1.5)	—
Share-based compensation	(0.7)	(0.3)
Other	(0.6)	1.0
Effective tax rate	19.2%	22.4%

The effects of international operations are primarily due to a portion of the Company’s income from internal financing that is taxed at effective rates substantially lower than the U.S. federal statutory rate.

Income taxes paid consists of the following:

	Years Ended December 31,
	2025	2024	2023
U.S. federal	$81,000	$94,500	$114,000
State and local	42,356	54,907	47,764
Foreign
Canada	97,666	66,247	38,474
Other	—	343	6,782
Total income taxes paid	$221,022	$215,997	$207,020

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

The significant components of deferred income tax assets and liabilities, reduced by valuation allowances as applicable, are presented below:

	December 31,
	2025	2024
Deferred income tax assets:
Accrued expenses	$51,354	$38,674
Compensation	29,493	26,589
Contingent liabilities	13,144	16,237
Tax credits and loss carryforwards	15,287	15,477
Landfill closure and post-closure	26,409	90,240
Finance costs	—	4,032
Other	3,759	13,306
Gross deferred income tax assets	139,446	204,555
Less: Valuation allowance	—	—
Total deferred income tax assets	139,446	204,555

Deferred income tax liabilities:
Goodwill and other intangibles	(527,975)	(472,608)
Property and equipment	(601,843)	(595,156)
Prepaid expenses	(22,496)	(19,737)
Investment in subsidiaries	(69,096)	(71,703)
Interest rate swaps	(455)	(3,691)
Finance costs	(3,194)	—
Total deferred income tax liabilities	(1,225,059)	(1,162,895)
Net deferred income tax liability	$(1,085,613)	$(958,340)

The Company has $19,892 of Canadian tax loss carryforwards with a 20-year carryforward period which will begin to expire in 2036, as well as various U.S. state tax losses with carryforward periods up to 20 years.

As of December 31, 2025, the Company had undistributed earnings of approximately $4,725,126 for which income taxes have not been provided on permanently reinvested earnings of approximately $3,550,126. Additionally, the Company has not recorded deferred taxes on the amount of financial reporting basis in excess of tax basis of approximately $426,505 attributable to the Company’s non-U.S. subsidiaries which are permanently reinvested. It is not practical to estimate the additional tax that may become payable upon the eventual repatriation of these amounts; however, the tax impacts could result in a material increase to the Company’s effective tax rate.

The Company and its subsidiaries are subject to U.S. federal and Canadian income tax, which are its principal operating jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2021. Additionally, the normal reassessment period for the Company has expired for all Canadian federal income tax matters for years through 2020.

The Company did not have any unrecognized tax benefits recorded at December 31, 2025, 2024 or 2023. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2025, 2024 and 2023, including a reconciliation of segment EBITDA to Income before income tax provision, is shown in the following tables:

Year Ended
December 31, 2025	Southern	Western	Eastern	Central	Canada	MidSouth	Corporate (a), (f)	Consolidated
Revenue	$2,146,478	$2,111,672	$2,049,734	$1,783,274	$1,461,895	$1,302,866	$—	$10,855,919
Intercompany revenue (b)	(238,669)	(262,253)	(347,487)	(193,389)	(137,018)	(210,188)	—	(1,389,004)
Reported revenue	1,907,809	1,849,419	1,702,247	1,589,885	1,324,877	1,092,678	—	9,466,915

Segment expenses (c)	(1,275,413)	(1,336,182)	(1,250,493)	(1,015,023)	(726,628)	(786,599)	(24,588)	(6,414,926)

Segment EBITDA (d)	632,396	513,237	451,754	574,862	598,249	306,079	(24,588)	3,051,989
Segment EBITDA margin	33.1%	27.8%	26.5%	36.2%	45.2%	28.0%		32.2%

Depreciation and amortization	(243,697)	(214,829)	(235,110)	(179,093)	(198,531)	(148,130)	(12,716)	(1,232,106)
Other segment items (e)	(100,383)	6,943	(105)	(411)	(217)	(1,001)	(306,793)	(401,967)

Income before income tax provision								$1,417,916

Capital expenditures	$216,175	$212,754	$222,442	$217,298	$145,940	$143,077	$36,680	$1,194,366
Total assets (g)	$4,537,419	$3,565,600	$3,777,611	$2,922,791	$3,730,214	$2,051,747	$543,981	$21,129,363

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

Year Ended
December 31, 2024	Southern	Western	Eastern	Central	Canada	MidSouth	Corporate (a), (f)	Consolidated
Revenue	$1,984,150	$2,034,370	$1,875,559	$1,696,559	$1,385,869	$1,218,482	$—	$10,194,989
Intercompany revenue (b)	(226,957)	(235,701)	(311,348)	(181,657)	(124,889)	(194,846)	—	(1,275,398)
Reported revenue	1,757,193	1,798,669	1,564,211	1,514,902	1,260,980	1,023,636	—	8,919,591

Segment expenses (c)	(1,200,768)	(1,277,911)	(1,146,988)	(972,101)	(709,501)	(740,227)	(27,655)	(6,075,151)

Segment EBITDA (d)	556,425	520,758	417,223	542,801	551,479	283,409	(27,655)	2,844,440
Segment EBITDA margin	31.7%	29.0%	26.7%	35.8%	43.7%	27.7%		31.9%

Depreciation and amortization	(203,445)	(211,111)	(230,466)	(170,424)	(200,274)	(138,671)	(9,378)	(1,163,769)
Other segment items (e)	(9,395)	(596,463)	(4,398)	1,483	944	(33)	(309,876)	(917,738)

Income before income tax provision								$762,933

Capital expenditures	$190,912	$198,849	$191,817	$174,805	$147,596	$129,373	$22,636	$1,055,988
Total assets (g)	$3,885,522	$3,512,253	$3,544,234	$2,827,108	$3,564,052	$2,022,594	$462,046	$19,817,809

Year Ended
December 31, 2023	Southern	Western	Eastern	Central	Canada	MidSouth	Corporate (a), (f)	Consolidated
Revenue	$1,846,713	$1,878,843	$1,639,351	$1,620,908	$1,109,164	$1,072,753	$—	$9,167,732
Intercompany revenue (b)	(204,439)	(209,554)	(259,118)	(180,751)	(113,322)	(178,597)	—	(1,145,781)
Reported revenue	1,642,274	1,669,289	1,380,233	1,440,157	995,842	894,156	—	8,021,951

Segment expenses (c)	(1,124,272)	(1,186,084)	(1,027,172)	(927,874)	(605,178)	(648,020)	(25,032)	(5,543,632)

Segment EBITDA (d)	518,002	483,205	353,061	512,283	390,664	246,136	(25,032)	2,478,319
Segment EBITDA margin	31.5%	28.9%	25.6%	35.6%	39.2%	27.5%		30.9%

Depreciation and amortization	(179,948)	(199,426)	(207,909)	(169,370)	(121,326)	(117,397)	(7,835)	(1,003,211)
Other segment items (e)	(11,165)	(160,351)	(2,492)	6,763	(2,930)	3,783	(325,215)	(491,607)

Income before income tax provision								$983,501

Capital expenditures	$166,961	$192,148	$143,484	$171,748	$105,453	$135,650	$18,556	$934,000
Total assets (g)	$3,501,953	$3,432,529	$3,228,244	$2,811,016	$2,794,795	$1,705,180	$442,159	$17,915,876
(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA of the Company’s Corporate segment for the periods presented.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

(c)	Segment expenses consist of all expenses that directly impact the CODM's primary financial measure, segment EBITDA. These expenses include cost of operations and selling, general, and administrative expenses as presented in the Company’s consolidated statements of operations.
(d)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in Note 3.
(e)

For all geographic operating segments, other segment items consist of gains and losses on disposal of assets, disposal of operations and foreign currency, as well as litigation settlements, environmental remediation, real estate leases, landfill closure adjustments, contingent liability adjustments, impairments and interest income. See Note 3 for more information relating to landfill closure adjustments and impairments recorded in the Western segment during the years ended December 31, 2023 and 2024 from the Company’s decision to cease active waste disposal operations at its Chiquita Canyon Landfill at December 31, 2024.

(f)	Corporate assets include cash, debt issuance costs, equity investments, operating lease right-of-use assets and corporate facility leasehold improvements and equipment.
(g)	Goodwill is included within total assets for each of the Company’s six operating segments.

The following table shows changes in goodwill during the years ended December 31, 2024 and 2025, by reportable segment:

	Southern	Western	Eastern	Central	Canada	MidSouth	Total
Balance as of December 31, 2023	$1,559,703	$779,455	$1,587,491	$1,008,500	$1,723,068	$746,183	$7,404,400
Goodwill acquired	17,411	85,147	148,093	2,074	343,531	103,258	699,514
Impact of changes in foreign currency	—	—	—	—	(153,508)	—	(153,508)
Balance as of December 31, 2024	1,577,114	864,602	1,735,584	1,010,574	1,913,091	849,441	7,950,406
Goodwill acquired	256,632	2,008	55,579	12,537	13,600	6,248	346,604
Impact of changes in foreign currency	—	—	—	—	95,239	—	95,239
Balance as of December 31, 2025	$1,833,746	$866,610	$1,791,163	$1,023,111	$2,021,930	$855,689	$8,392,249

Property and equipment, net relating to operations in the United States and Canada are as follows:

	December 31,
	2025	2024
United States	$7,484,637	$6,870,901
Canada	1,248,690	1,165,028
Total	$8,733,327	$8,035,929

18.   NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s shareholders for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$1,076,557	$617,573	$762,800
Denominator:
Basic shares outstanding	257,323,595	257,965,871	257,551,129
Dilutive effect of equity-based awards	653,146	696,319	598,115
Diluted shares outstanding	257,976,741	258,662,190	258,149,244

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

Total employer expenses, including employer matching contributions, for the DPSP and 401(k) Plans were $48,773, $46,489 and $42,100, respectively, during the years ended December 31, 2025, 2024 and 2023. These amounts include matching contributions Waste Connections made under the Deferred Compensation Plan, described below.

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

								Expiration
	EIN/Pension Plan							Date of
	Number/	Pension Protection Act		FIP/RP				Collective
	Registration	Zone Status (a)		Status	Company Contributions (d)			Bargaining
Plan Name	Number	2025	2024	(b),(c)	2025	2024	2023	Agreement
Western Conference of Teamsters Pension Trust	91-6145047 - 001	Green	Green	Not applicable	$11,389	$9,676	$8,747	1/19/2026 to 12/31/2030
Local 731, I.B. of T., Pension Fund	36-6513567 - 001	Green for the plan year ending 9/30/2024	Green for the plan year beginning 10/1/2023	Not applicable	5,737	5,471	4,939	9/30/2028
Suburban Teamsters of Northern Illinois Pension Fund	36-6155778 - 001	Green	Green	Not applicable	2,955	3,013	2,671	2/28/2029
Teamsters Local 301 Pension Fund	36-6492992 - 001	Green	Green	Not applicable	1,566	1,314	1,183	9/30/2028
Midwest Operating Engineers Pension Plan	36-6140097 - 001	Green for the plan year beginning 4/1/2025	Green for the plan year beginning 4/1/2024	Not applicable	951	774	704	10/31/2025
Automobile Mechanics’ Local No. 701 Union and Industry Pension Fund	36-6042061 - 001	Green	Green	Not applicable	539	562	452	12/31/2025
Local 813 Pension Trust Fund	13-1975659 - 001	Critical and Declining	Critical and Declining for the plan year beginning 1/1/2024	Implemented	453	485	557	11/30/2027
IAM National Pension Fund	51-6031295 - 002	Critical	Critical	Implemented	437	469	442	12/31/2025 to 6/30/2026
Locals 302 & 612 of the IOUE - Employers Construction Industry Retirement Plan	91-6028571 - 001	Green	Green	Not applicable	355	355	341	11/30/2026
International Union of Operating Engineers Pension Trust	85512-1	Green as of 4/30/2025	Green as of 4/30/2022	Not applicable	329	296	285	3/31/2028 to 3/31/2029
Multi-Sector Pension Plan	1085653	Critical as of 1/1/2022	Critical as of 1/1/2022	Not applicable	327	274	246	12/31/2026
Recycling and General Industrial Union Local 108 Pension Fund	13-6366378 - 001	Green	Green	Not applicable	284	246	225	2/28/2027
Nurses and Local 813 IBT Retirement Plan	13-3628926 - 001	Green	Green	Not applicable	111	125	121	11/30/2027
Contributions to other multiemployer plans					124	98	81
					$25,557	$23,158	$20,994

(a)	Unless otherwise noted in the table above, the most recent Pension Protection Act zone status available in 2025 and 2024 is for the plans’ years ended December 31, 2024 and 2023, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented.
(c)

A multiemployer defined benefit pension plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter, until certain conditions are met. The Company was not required to pay a surcharge to these plans during the years ended December 31, 2025 and 2024.

(d)

Of the Multiemployer Pension Plans considered to be individually significant, the Company was listed in the Form 5500 as providing more than 5% of the total contributions for the following: 1) Local No. 731, I.B. of T., Pension Fund for plan years ending September 30, 2024, 2023 and 2022; 2) Suburban Teamsters of Northern Illinois Pension Plan for the plan years ending December 31, 2024, 2023 and 2022; 3) Teamsters Local 301 Pension Fund for plan years ending December 31, 2024, 2023 and 2022; 4) Local 813 Pension Trust Fund for the plan years ending December 31, 2024 and 2023; and 5) Recycling and General Industrial Union Local 108 Pension Fund for the plan years ending December 31, 2024, 2023 and 2022.

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

Deferred Compensation Plan: The Waste Connections US, Inc. Nonqualified Deferred Compensation Plan was assumed by the Company on June 1, 2016 (as amended, restated, assumed, supplemented or otherwise modified from time to time, the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation program under which the eligible participants, including officers and certain employees who meet a minimum salary threshold, may voluntarily elect to defer up to 80% of their base salaries and up to 100% of their bonuses, commissions and restricted share unit grants. Effective as of December 1, 2014, the Board of Directors determined to discontinue the option to allow eligible participants to defer restricted share unit grants pursuant to the Deferred Compensation Plan. Members of the Company’s Board of Directors are eligible to participate in the Deferred Compensation Plan with respect to their director fees. Although the Company periodically contributes the amount of its obligation under the plan to a trust for the benefit of the participants, any compensation deferred under the Deferred Compensation Plan constitutes an unsecured obligation of the Company to pay the participants in the future and, as such, is subject to the claims of other creditors in the event of insolvency proceedings. Participants may elect certain future distribution dates on which all or a portion of their accounts will be paid to them, including in the case of a change in control of the Company. Their accounts will be distributed to them in cash, except for amounts credited with respect to deferred restricted share unit grants, which will be distributed in the Company’s common shares pursuant to the 2004 Plan. In addition to the amount of participants’ contributions, the Company will pay participants an amount reflecting a deemed return based on the returns of various mutual funds or measurement funds selected by the participants, except in the case of restricted share units that were deferred and not subsequently exchanged into a measurement fund pursuant to the terms of the Deferred Compensation Plan, which will be credited to their accounts as Company common shares. The measurement funds are used only to determine the amount of return the Company pays to participants and participant funds are not actually invested in the measurement fund, nor are any Company common shares acquired under the Deferred Compensation Plan. For the years ended December 31, 2025, 2024 and 2023, the Company also made matching contributions to the Deferred Compensation Plan of 100% of every dollar of a participating employee’s pre-tax eligible contributions until the employee’s contributions equaled 5% of the employee’s eligible compensation, less the amount of any match the Company made on behalf of the employee under the Waste Connections 401(k) Plan, and subject to certain deferral limitations imposed by the U.S. Internal Revenue Code on 401(k) plans. The Company’s total liability for deferred compensation at December 31, 2025 and 2024 was $40,142 and $36,006, respectively, which was recorded in Other long-term liabilities in the Consolidated Balance Sheets.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS OR AS OTHERWISE NOTED)

20.   SUBSEQUENT EVENT

On February 11, 2026, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.350 per Company common share. The dividend will be paid on March 12, 2026, to shareholders of record on the close of business on February 25, 2026.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2025. In conducting our evaluation, we used the framework set forth in the report titled “Internal Control – Integrated Framework” (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Based on an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, there has been no change to our internal control over financial reporting that occurred during the three month period ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth above in Part I under “Information About Our Executive Officers” and in the paragraph below, the information required by Item 10 has been omitted from this Annual Report on Form 10-K, and is incorporated by reference to the sections “Election of Directors,” “Corporate Governance,” “Board Composition” and “Delinquent Section 16(a) Reports” (if applicable) in our definitive Management Information Circular and Proxy Statement for the 2026 Annual Meeting of Shareholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2025 fiscal year.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 11 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Compensation Discussion and Analysis,” “Executive Compensation Tables and Additional Information,” “Corporate Governance,” and “Director Compensation and Equity Ownership” in our definitive Management Information Circular and Proxy Statement for the 2026 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by Item 12 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Share Ownership” and “Equity Compensation Plan Information” in our definitive Management Information Circular and Proxy Statement for the 2026 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Certain Relationships and Related Transactions,” “Corporate Governance” and “Board Composition” in our definitive Management Information Circular and Proxy Statement for the 2026 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the section “Appointment of Independent Registered Public Accounting Firm and Authorization of the Board of Directors to Fix the Remuneration of the Independent Registered Public Accounting Firm” in our definitive Management Information Circular and Proxy Statement for the 2026 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   See Index to Consolidated Financial Statements on page 78. The following Financial Statement Schedule is filed herewith on page 150 and made a part of this Annual Report on Form 10-K:

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
4.4

Second Supplemental Indenture, dated as of April 16, 2019, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 16, 2019)

4.5

Third Supplemental Indenture, dated as of January 23, 2020, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on January 23, 2020)

4.6

Fourth Supplemental Indenture, dated as of March 13, 2020, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 13, 2020)

4.7

Fifth Supplemental Indenture, dated as of September 20, 2021, by and between Waste Connections, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on September 20, 2021)

4.8

Sixth Supplemental Indenture, dated as of March 9, 2022, by and between Waste Connections, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 9, 2022)

4.9

Seventh Supplemental Indenture, dated as of August 18, 2022, by and between Waste Connections, Inc. and U.S. Bank Trust Company National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on August 18, 2022)

4.10

Eighth Supplemental Indenture, dated as of February 21, 2024, by and between Waste Connections, Inc. and U.S. Bank Trust Company National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on February 21, 2024)

4.11

Ninth Supplemental Indenture, dated as of June 13, 2024, by and between Waste Connections, Inc. and U.S. Bank Trust Company National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on June 13, 2024)

4.12

Tenth Supplemental Indenture, dated as of June 4, 2025, by and between Waste Connections, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on June 4, 2025)

4.13	Revolving Credit Agreement dated as of February 27, 2024 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed February 29, 2024)

4.14	Amendment No. 1 to Revolving Credit Agreement, dated as of May 23, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 27, 2025)

4.15

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

10.20 +

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
10.22 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Rob Nielsen, effective July 10, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on August 3, 2023)

10.23 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Phil Rivard, effective July 10, 2023 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on August 3, 2023)

10.24 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Aaron J. Bradley, effective February 1, 2025 (incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-K filed on February 13, 2025)

10.25 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Matthew S. Black, effective May 19, 2025 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on July 24, 2025)

10.26 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Derek Tan, effective May 19, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 20, 2025)

10.27 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Darrell Chambliss, effective July 28, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 30, 2025)

10.28 +

Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Jason Craft, effective August 9, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 5, 2025)

10.29 +

Employment Agreement by and between Waste Connections of Canada Inc. and Dan Pio, effective October 20, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on October 26, 2023)

10.30 +

Form of Addendum to Letter Agreement dated November 10, 2022, between Waste Connections US, Inc. and each of its officers party to a Letter Agreement dated before July 26, 2022 (incorporated by reference to Exhibit 10.27 of the Registrant’s Form 10-K filed on February 16, 2023)

10.31 +	Waste Connections, Inc. 2020 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K filed on February 18, 2021)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Registrant’s Form 10-K filed on February 13, 2025)

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of Independent Registered Public Accounting Firm

24.1 *	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1 *	Certification of Chief Executive Officer

31.2 *	Certification of Chief Financial Officer

32.1 *	Certificate of Chief Executive Officer

32.2 *	Certificate of Chief Financial Officer

97.1 + *	Waste Connections, Inc. Compensation Recoupment Policy

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit Number	Description of Exhibits
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
+	Management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waste Connections, Inc.

	By:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
Date: February 12, 2026		President and Chief Executive Officer

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

Signature	Title	Date

/s/ Ronald J. Mittelstaedt	President and Chief Executive Officer
Ronald J. Mittelstaedt	(principal executive officer)	February 12, 2026

/s/ Mary Anne Whitney	Executive Vice President and Chief Financial Officer
Mary Anne Whitney	(principal financial officer)	February 12, 2026

/s/ Derek Tan	Senior Vice President and Chief Accounting Officer
Derek Tan	(principal accounting officer)	February 12, 2026

/s/ Andrea E. Bertone
Andrea E. Bertone	Director	February 12, 2026

/s/ Edward E. Guillet
Edward E. Guillet	Director	February 12, 2026

/s/ Michael W. Harlan
Michael W. Harlan	Director	February 12, 2026

/s/ Elise L. Jordan
Elise L. Jordan	Director	February 12, 2026

/s/ Cherylyn Harley Lebon
Cherylyn Harley Lebon	Director	February 12, 2026

/s/ Susan Lee
Susan Lee	Director	February 12, 2026

/s/ Carl D. Sparks
Carl D. Sparks	Director	February 12, 2026

WASTE CONNECTIONS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2025, 2024 and 2023

(in thousands of U.S. dollars)

		Additions		Deductions
	Balance at	Charged to	Charged to	(Write-offs,
	Beginning of	Costs and	Other	Net of	Balance at End
Description	Year	Expenses	Accounts	Collections)	of Year
Allowance for Credit Losses:
Year Ended December 31, 2025	$25,730	$14,624	$—	$(18,952)	$21,402
Year Ended December 31, 2024	$23,553	$20,063	$—	$(17,886)	$25,730
Year Ended December 31, 2023	$22,939	$17,504	$—	$(16,890)	$23,553