Form 10-Q
period 2026-03-31
Waste Connections, Inc.
filed 2026-04-23
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

(905) 532-7510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	WCN	New York Stock Exchange NYSE Texas Toronto Stock Exchange

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of April 10, 2026: 254,080,912 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and equivalents	$112,447	$45,968
Accounts receivable, net of allowance for credit losses of $27,828 and $21,402 at March 31, 2026 and December 31, 2025, respectively	1,033,086	1,024,992
Prepaid expenses and other current assets	230,786	240,603
Total current assets	1,376,319	1,311,563

Restricted cash	210,199	183,612
Restricted investments	80,397	80,757
Property and equipment, net	8,714,069	8,733,327
Operating lease right-of-use assets	324,034	312,508
Goodwill	8,414,577	8,392,249
Intangible assets, net	1,959,957	2,006,200
Other assets, net	106,803	109,147
Total assets	$21,186,355	$21,129,363
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$712,423	$765,227
Book overdraft	8,560	14,674
Deferred revenue	424,835	416,025
Accrued liabilities	745,013	810,367
Current portion of operating lease liabilities	46,335	44,272
Current portion of contingent consideration	61,945	65,029
Current portion of long-term debt and notes payable	8,355	8,667
Total current liabilities	2,007,466	2,124,261

Long-term portion of debt and notes payable	9,093,831	8,811,104
Long-term portion of operating lease liabilities	278,167	267,000
Long-term portion of contingent consideration	19,216	19,667
Deferred income taxes	1,113,470	1,085,613
Other long-term liabilities	616,586	576,337
Total liabilities	13,128,736	12,883,982

Commitments and contingencies (Note 17)

Shareholders' equity:
Common shares: Unlimited shares authorized; 254,260,257 shares issued and 254,213,909 shares outstanding at March 31, 2026; 255,661,011 shares issued and 255,614,663 shares outstanding at December 31, 2025	2,502,503	2,783,431
Additional paid-in capital	366,546	373,239
Accumulated other comprehensive loss	(141,783)	(111,044)
Treasury shares: 46,348 and 46,348 shares at March 31, 2026 and December 31, 2025, respectively	—	—
Retained earnings	5,330,353	5,199,755
Total shareholders' equity	8,057,619	8,245,381
Total liabilities and shareholders' equity	$21,186,355	$21,129,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues	$2,370,631	$2,228,176
Operating expenses:
Cost of operations	1,361,099	1,291,443
Selling, general and administrative	251,119	250,134
Depreciation	267,485	242,307
Amortization of intangibles	47,264	47,642
Impairments and other operating items	79,584	6,440
Operating income	364,080	390,210

Interest expense	(87,719)	(80,875)
Interest income	3,113	1,770
Other income, net	4,085	1,872
Income before income tax provision	283,559	312,977

Income tax provision	(64,215)	(71,467)
Net income	$219,344	$241,510

Earnings per common share:
Basic	$0.86	$0.94
Diluted	$0.86	$0.93

Shares used in the per share calculations:
Basic	255,347,786	258,193,975
Diluted	255,873,686	258,904,806

Cash dividends per common share	$0.350	$0.315

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2026	2025
Net income	$219,344	$241,510

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(449)	(3,324)
Changes in fair value of interest rate swaps	979	(1,147)
Foreign currency translation adjustment	(31,128)	1,740
Other comprehensive loss, before tax	(30,598)	(2,731)
Income tax (expense) benefit related to items of other comprehensive loss	(141)	1,185
Other comprehensive loss, net of tax	(30,739)	(1,546)
Comprehensive income	$188,605	$239,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	TOTAL
Balances at December 31, 2025	255,614,663	$2,783,431	$373,239	$(111,044)	46,348	$—	$5,199,755	$8,245,381
Vesting of restricted share units	326,714	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	100,737	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(154,211)	—	(24,515)	—	—	—	—	(24,515)
Equity-based compensation	—	—	17,822	—	—	—	—	17,822
Exercise of warrants	2,920	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	18,135	3,031	—	—	—	—	—	3,031
Repurchase of common shares	(1,695,049)	(283,959)	—	—	—	—	—	(283,959)
Cash dividends on common shares	—	—	—	—	—	—	(88,746)	(88,746)
Amounts reclassified into earnings, net of taxes	—	—	—	(330)	—	—	—	(330)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	719	—	—	—	719
Foreign currency translation adjustment	—	—	—	(31,128)	—	—	—	(31,128)
Net income	—	—	—	—	—	—	219,344	219,344
Balances at March 31, 2026	254,213,909	$2,502,503	$366,546	$(141,783)	46,348	$—	$5,330,353	$8,057,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	TOTAL
Balances at December 31, 2024	258,019,389	$3,283,161	$325,928	$(205,740)	48,098	$—	$4,457,005	$7,860,354
Sale of common shares held in trust	1,750	324	—	—	(1,750)	—	—	324
Vesting of restricted share units	343,415	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	87,964	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	888	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(170,975)	—	(28,981)	—	—	—	—	(28,981)
Equity-based compensation	—	—	21,403	—	—	—	—	21,403
Exercise of warrants	19,660	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	15,922	2,593	—	—	—	—	—	2,593
Cash dividends on common shares	—	—	—	—	—	—	(81,477)	(81,477)
Amounts reclassified into earnings, net of taxes	—	—	—	(2,443)	—	—	—	(2,443)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(843)	—	—	—	(843)
Foreign currency translation adjustment	—	—	—	1,740	—	—	—	1,740
Net income	—	—	—	—	—	—	241,510	241,510
Balances at March 31, 2025	258,318,013	$3,286,078	$318,350	$(207,286)	46,348	$—	$4,617,038	$8,014,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$219,344	$241,510
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from disposal of assets, impairments and other	2,519	7,778
Adjustments to closure and post-closure liabilities	76,845	—
Depreciation	267,485	242,307
Amortization of intangibles	47,264	47,642
Deferred income taxes, net of acquisitions	28,537	36,165
Current period provision for expected credit losses	12,105	2,470
Amortization of debt issuance costs	2,163	2,034
Share-based compensation	17,587	23,438
Interest accretion	11,200	12,737
Adjustments to contingent consideration	—	(1,500)
Other	127	(1,013)
Net change in operating assets and liabilities, net of acquisitions	(139,578)	(72,029)
Net cash provided by operating activities	545,598	541,539

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(63,087)	(380,417)
Capital expenditures for property and equipment	(296,596)	(212,455)
Proceeds from disposal of assets	1,779	969
Other	2,203	(11,308)
Net cash used in investing activities	(355,701)	(603,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,156,176	782,904
Principal payments on notes payable and long-term debt	(843,898)	(541,737)
Payment of contingent consideration recorded at acquisition date	(4,108)	(20,137)
Change in book overdraft	(6,114)	(110)
Payments for repurchase of common shares	(283,959)	—
Payments for cash dividends	(88,746)	(81,477)
Tax withholdings related to net share settlements of equity-based compensation	(24,515)	(28,981)
Debt issuance costs	(4,008)	—
Proceeds from issuance of shares under employee share purchase plan	3,031	2,593
Proceeds from sale of common shares held in trust	—	324
Net cash provided by (used in) financing activities	(96,141)	113,379

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(690)	(434)

Net increase in cash, cash equivalents and restricted cash	93,066	51,273
Cash, cash equivalents and restricted cash at beginning of period	229,580	198,173
Cash, cash equivalents and restricted cash at end of period	$322,646	$249,446

Non-cash investing and financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$13,851	$109,394
Accrued capital expenditures for property and equipment	$34,957	$21,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three-month periods ended March 31, 2026 and 2025. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

3.NEW ACCOUNTING STANDARDS

Accounting Standards Adopted

Amended Guidance for Internal-Use Software.  In September 2025, the Financial Accounting Standards Board (the “FASB”) issued a final standard to modernize the accounting for costs incurred in developing internal-use software. The standard replaces the legacy stage-based capitalization model with a principles-based approach and clarifies related disclosure requirements. The standard is effective for all entities for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. The guidance may be applied prospectively, retrospectively or using a modified transition approach. Early adoption is permitted. The Company adopted the new standard as of January 1, 2026 and has applied this standard prospectively in the financial statements.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Interim Disclosure Requirements.  In December 2025, the FASB issued final guidance clarifying the current interim disclosure requirements.  The guidance creates a comprehensive list of interim disclosures required under GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end.  The amendments are effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027.  The guidance may be applied prospectively or retrospectively by all entities that provide interim financial statements and notes in accordance with GAAP.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

4.REVENUE

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, non-hazardous oil and natural gas exploration and production (“E&P”) waste treatment, recovery and disposal services and intermodal services.  The following tables disaggregate the Company’s revenues by service line for the periods indicated:

	Three Months Ended March 31, 2026
		Intercompany	Reported
	Revenue	Elimination	Revenue
Commercial	$761,562	$(1,207)	$760,355
Residential	600,117	(39)	600,078
Industrial and construction roll off	347,949	(3,936)	344,013
Total collection	1,709,628	(5,182)	1,704,446
Landfill	360,448	(147,087)	213,361
Transfer	354,176	(181,428)	172,748
Recycling	53,649	(2,061)	51,588
E&P	187,572	(8,013)	179,559
Other	49,346	(417)	48,929
Total	$2,714,819	$(344,188)	$2,370,631

	Three Months Ended March 31, 2025
		Intercompany	Reported
	Revenue	Elimination	Revenue
Commercial	$712,460	$(1,278)	$711,182
Residential	571,619	(211)	571,408
Industrial and construction roll off	336,998	(3,047)	333,951
Total collection	1,621,077	(4,536)	1,616,541
Landfill	338,754	(136,591)	202,163
Transfer	319,269	(159,691)	159,578
Recycling	61,341	(2,084)	59,257
E&P	150,899	(6,374)	144,525
Other	46,549	(437)	46,112
Total	$2,537,889	$(309,713)	$2,228,176

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided. Substantially all of the deferred revenue recorded as of December 31, 2025 was recognized as revenue during the three months ended March 31, 2026 when the service was performed.

See Note 10 for additional information regarding revenue by reportable segment.

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Condensed Consolidated Balance Sheets, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company would have recognized is one year or less. The Company had $30,385 and $30,055 of deferred sales incentives at March 31, 2026 and December 31, 2025, respectively.

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

The following is a rollforward of the Company’s allowance for credit losses for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$21,402	$25,730
Current period provision for expected credit losses	12,105	2,470
Write-offs charged against the allowance	(7,419)	(5,275)
Recoveries collected	1,769	2,353
Impact of changes in foreign currency	(29)	2
Ending balance	$27,828	$25,280

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Accounts receivable, net of allowance for credit losses, was $935,027 at December 31, 2024.

6.LANDFILL ACCOUNTING

At March 31, 2026, the Company’s landfills consisted of 102 owned landfills, five landfills operated under life-of-site operating agreements and seven landfills operated under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $3,376,607 at March 31, 2026. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of March 31, 2026, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 31 years.  As of March 31, 2026, the Company is seeking to expand permitted capacity at five of its owned landfills and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 33 years.  The estimated remaining lives of the Company’s owned landfills and landfills operated under life-of-site operating agreements range from one to several hundred years, with approximately 90% of the projected annual disposal volume from landfills with remaining lives of less than 70 years.

During the three months ended March 31, 2026 and 2025, the Company expensed $67,243 and $59,410, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing “layers” for final capping, closure and post-closure liabilities is based on its long-term credit adjusted risk-free rate. The Company’s discount rate assumption for purposes of computing 2026 and 2025 “layers” for final capping, closure and post-closure obligations was 5.50% for both

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

periods. The Company’s long-term inflation rate assumption is 2.75% for each of the years ending December 31, 2026 and 2025. The resulting final capping, closure and post-closure obligations are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the three months ended March 31, 2026 and 2025, the Company expensed $10,272 and $11,872, respectively, related to final capping, closure and post-closure accretion expense. In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2025 to March 31, 2026:

Final capping, closure and post-closure liability at December 31, 2025	$651,586
Liability adjustments	106,659
Accretion expense	10,272
Closure payments	(65,990)
Foreign currency translation adjustment	(1,415)
Final capping, closure and post-closure liability at March 31, 2026	$701,112

Liability adjustments of $106,659 for the three months ended March 31, 2026, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. At March 31, 2026 and December 31, 2025, the current portion of final capping, closure and post-closure liabilities, included in Accrued Liabilities on the Condensed Consolidated Balance Sheets, was $155,908 and $146,772, respectively, and the long-term portion of final capping, closure and post-closure liabilities, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets, was $545,204 and $504,814, respectively.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.  In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical.

At March 31, 2026 and December 31, 2025, $11,980 and $10,451, respectively, of the Company’s restricted cash balance and $80,295 and $80,655, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

7.ACQUISITIONS

The Company acquired three immaterial non-hazardous solid waste collection, transfer and recycling businesses during the three months ended March 31, 2026.  The total transaction-related expenses incurred during the three months ended March 31, 2026 for these acquisitions were $2,360. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the three months ended March 31, 2026 and 2025:

	2026	2025
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$63,087	$380,417
Debt assumed	—	71,557
Contingent consideration	—	8,864
	63,087	460,838

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	303	16,920
Prepaid expenses and other current assets	120	3,055
Operating lease right-of-use assets	30	9,805
Property and equipment	14,409	231,167
Long-term franchise agreements and contracts	—	28,076
Customer lists	3,650	18,611
Permits and other intangibles	2,288	78,256
Accounts payable and accrued liabilities	(10,358)	(9,846)
Current portion of operating lease liabilities	(27)	(105)
Deferred revenue	(2,017)	(207)
Long-term portion of operating lease liabilities	(2)	(560)
Other long-term liabilities	(1,447)	—
Deferred income taxes	—	(18,255)
Total identifiable net assets	6,949	356,917
Goodwill	$56,138	$103,921

Goodwill acquired during the three months ended March 31, 2026 and 2025, totaling $56,138 and $55,780, respectively, is expected to be deductible for tax purposes. The fair value of acquired working capital related to seven immaterial acquisitions completed during the twelve months ended March 31, 2026, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these seven acquisitions are not expected to be material to the Company’s financial position. The adjustments recorded during the three months ended March 31, 2026 relating to finalizing the acquired working capital for the immaterial acquisitions completed during the twelve months ended December 31, 2025 were not material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the three months ended March 31, 2026, was $310, of which $7 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the three months ended March 31, 2025, was $17,088, of which $168 was expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

8.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at March 31, 2026:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$1,127,862	$(473,286)	$—	$654,576
Customer lists	1,097,648	(817,926)	—	279,722
Permits and other	1,114,291	(204,057)	(66,188)	844,046
	3,339,801	(1,495,269)	(66,188)	1,778,344
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$3,521,414	$(1,495,269)	$(66,188)	$1,959,957

The weighted-average amortization period of customer lists acquired during the three months ended March 31, 2026 was 10.0 years.  The weighted-average amortization period of finite-lived permits and other acquired during the three months ended March 31, 2026 was 40.0 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2025:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$1,131,332	$(457,664)	$—	$673,668
Customer lists	1,098,172	(798,973)	—	299,199
Permits and other	1,114,690	(196,782)	(66,188)	851,720
	3,344,194	(1,453,419)	(66,188)	1,824,587
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$3,525,807	$(1,453,419)	$(66,188)	$2,006,200

Estimated future amortization expense for the next five years relating to finite-lived intangible assets owned as of March 31, 2026 is as follows:

For the year ending December 31, 2026	$187,952
For the year ending December 31, 2027	$142,946
For the year ending December 31, 2028	$158,778
For the year ending December 31, 2029	$144,685
For the year ending December 31, 2030	$126,563

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

9.LONG-TERM DEBT

The following table presents the Company’s long-term debt at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Revolving Credit Agreement, bearing interest ranging from 3.45% to 6.75% (a)	$2,076,276	$2,381,646
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
4.50% Senior Notes due 2029	358,700	364,800
2.60% Senior Notes due 2030	600,000	600,000
2.20% Senior Notes due 2032	650,000	650,000
3.20% Senior Notes due 2032	500,000	500,000
4.20% Senior Notes due 2033	750,000	750,000
5.00% Senior Notes due 2034	750,000	750,000
5.25% Senior Notes due 2035	500,000	500,000
4.80% Senior Notes due 2036	600,000	—
3.05% Senior Notes due 2050	500,000	500,000
2.95% Senior Notes due 2052	850,000	850,000
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2028 to 2044 (a)	25,302	26,420
Finance leases, bearing interest ranging from 1.89% to 5.35%, with lease expiration dates ranging from 2026 to 2035 (a)	14,693	15,973
	9,174,971	8,888,839
Less – current portion	(8,355)	(8,667)
Less – unamortized debt discount and issuance costs	(72,785)	(69,068)
Long-term portion of debt and notes payable	$9,093,831	$8,811,104

____________________

(a)	Interest rates represent the interest rates at March 31, 2026.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Revolving Credit Agreement

The Company, as borrower, Bank of America, N.A., acting through its Canada Branch, as the global agent, the swing line lender and a letter of credit issuer, Bank of America, N.A., as the U.S. agent and a letter of credit issuer, and the other lenders and financial institutions from time to time party thereto (the “Lenders”) are party to that certain Revolving Credit Agreement, dated as of February 27, 2024 (as amended pursuant to that certain Amendment No. 1 to Revolving Credit Agreement, dated as of May 23, 2025, and as further amended, restated, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement”), pursuant to which the Lenders provide loans and other credit extensions to the Company under a revolving credit facility.  Details of the Revolving Credit Agreement at March 31, 2026 and December 31, 2025 are as follows:

	March 31,	December 31,
	2026	2025
Revolver
Available	$886,375	$581,059
Letters of credit outstanding	$37,349	$37,295
Total amount drawn, as follows:	$2,076,276	$2,381,646
Amount drawn – U.S. term SOFR loan	$500,000	$965,000
Interest rate applicable – U.S. term SOFR loan	4.54%	4.75%
Amount drawn – U.S. term SOFR loan	$120,000	$150,000
Interest rate applicable – U.S. term SOFR loan	4.55%	4.59%
Amount drawn – U.S. term SOFR loan	$75,000	$—
Interest rate applicable – U.S. term SOFR loan	4.55%	—%
Amount drawn – U.S. base rate loan	$133,000	$38,000
Interest rate applicable – U.S. base rate loan	6.75%	6.75%
Amount drawn – Canadian term CORRA loan	$1,180,123	$1,163,712
Interest rate applicable - Canadian term CORRA loan	3.45%	3.41%
Amount drawn – Canadian term CORRA loan	$—	$51,072
Interest rate applicable - Canadian term CORRA loan	—%	3.44%
Amount drawn – Canadian prime rate loan	$68,153	$13,862
Interest rate applicable - Canadian prime rate loan	4.45%	4.45%
Commitment – rate applicable	0.08%	0.08%

In addition to the $37,349 of letters of credit at March 31, 2026 issued and outstanding under the Revolving Credit Agreement, the Company has issued and outstanding letters of credit totaling $184,059 under facilities other than the Revolving Credit Agreement.

Senior Notes

On March 16, 2026, the Company completed an underwritten public offering of $600,000 aggregate principal amount of its 4.80% Senior Notes due 2036 (the “2036 Senior Notes”). The 2036 Senior Notes were issued under an indenture, dated as of November 16, 2018 (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by an eleventh supplemental indenture, dated as of March 16, 2026.

The Company will pay interest on the 2036 Senior Notes on January 15 and July 15 of each year, beginning July 15, 2026, and the 2036 Senior Notes will mature on July 15, 2036. The 2036 Senior Notes are the Company’s senior unsecured

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

obligations, ranking equally in right of payment with its other existing and future unsubordinated debt and senior to any of its future subordinated debt. The 2036 Senior Notes are not guaranteed by any of the Company’s subsidiaries.

The Company may, prior to April 15, 2036 (three months before the maturity date) (the “2036 Senior Notes Par Call Date”), redeem some or all of the 2036 Senior Notes, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount of the 2036 Senior Notes redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the 2036 Senior Notes redeemed discounted to the redemption date (assuming the 2036 Senior Notes matured on the 2036 Senior Notes Par Call Date), plus, in either case, accrued and unpaid interest thereon to the redemption date. Commencing on April 15, 2036 (three months before the maturity date), the Company may redeem some or all of the 2036 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the 2036 Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date.

Under certain circumstances, the Company may become obligated to pay additional amounts (the “Additional Amounts”) with respect to the 2036 Senior Notes to ensure that the net amounts received by each holder of the 2036 Senior Notes will not be less than the amount such holder would have received if withholding taxes or deductions were not incurred on a payment under or with respect to the 2036 Senior Notes. If such payment of Additional Amounts is a result of a change in the laws or regulations, including a change in, or amendment to, any official position, the introduction of an official position or a holding by a court of competent jurisdiction, of any jurisdiction from or through which payment is made by or on behalf of the 2036 Senior Notes having power to tax, and the Company cannot avoid such payment of Additional Amounts through reasonable measures, then the Company may redeem the 2036 Senior Notes then outstanding at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date).

If the Company experiences certain kinds of changes of control, each holder of the 2036 Senior Notes may require the Company to purchase all or a portion of the 2036 Senior Notes for cash at a price equal to 101% of the aggregate principal amount of such 2036 Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the purchase date.

The covenants in the Indenture include limitations on liens, sale-leaseback transactions and mergers and sales of all or substantially all of the Company’s assets. The Indenture also includes customary events of default with respect to the 2036 Senior Notes.

Upon an event of default, the principal of and accrued and unpaid interest on all the 2036 Senior Notes may be declared to be due and payable by the Trustee or the holders of not less than 25% in principal amount of the outstanding 2036 Senior Notes. Upon such a declaration, such principal and accrued interest on all of the 2036 Senior Notes will be due and payable immediately. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, the principal (or such specified amount) of and accrued and unpaid interest, if any, on all outstanding 2036 Senior Notes will become and be immediately due and payable without any declaration or other act on the part of the Trustee or any holder of the 2036 Senior Notes. Under certain circumstances, the holders of a majority in principal amount of the outstanding 2036 Senior Notes may rescind any such acceleration with respect to the 2036 Senior Notes and its consequences.

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

For the three months ended March 31, 2026, the Company managed its operations through the following six geographic solid waste operating segments: Southern, Western, Eastern, Central, Canada and MidSouth. The Company’s six geographic solid waste operating segments comprise its reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Certain corporate or regional overhead expense allocations may affect comparability of the segment information presented herein on a period-over-period basis.

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

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2026 and 2025, including a reconciliation of segment EBITDA to Income before income tax provision, is shown in the following tables:

Three Months Ended
March 31, 2026	Southern	Western	Eastern	Central	Canada	MidSouth	Corporate (a), (f)	Consolidated
Revenue	$555,348	$526,632	$490,039	$446,095	$377,612	$319,093	$—	$2,714,819
Intercompany revenue (b)	(62,309)	(64,184)	(84,317)	(49,333)	(32,784)	(51,261)	—	(344,188)
Reported revenue	493,039	462,448	405,722	396,762	344,828	267,832	—	2,370,631

Segment expenses (c)	(332,530)	(339,061)	(297,714)	(251,685)	(195,881)	(194,522)	(825)	(1,612,218)

Segment EBITDA (d)	160,509	123,387	108,008	145,077	148,947	73,310	(825)	758,413
Segment EBITDA margin	32.6%	26.7%	26.6%	36.6%	43.2%	27.4%		32.0%

Depreciation and amortization	(65,839)	(55,527)	(57,322)	(45,337)	(51,510)	(35,502)	(3,712)	(314,749)
Other segment items (e)	(2,933)	(64,077)	(4,965)	616	(1,200)	(101)	(87,445)	(160,105)

Income before income tax provision								$283,559

Capital expenditures	$59,248	$56,677	$47,220	$44,084	$51,371	$32,589	$5,407	$296,596
Total assets (g)	$4,537,768	$3,629,318	$3,758,775	$2,913,215	$3,690,824	$2,063,877	$592,578	$21,186,355

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The following tables show changes in goodwill during the three months ended March 31, 2026 and 2025, by reportable segment:

	Southern	Western	Eastern	Central	Canada	MidSouth	Total
Balance as of December 31, 2025	$1,833,746	$866,610	$1,791,163	$1,023,111	$2,021,930	$855,689	$8,392,249
Goodwill acquired	—	36,585	2,062	5,379	—	—	44,026
Goodwill acquisition adjustments	10,185	—	—	—	14	1,913	12,112
Impact of changes in foreign currency	—	—	—	—	(33,810)	—	(33,810)
Balance as of March 31, 2026	$1,843,931	$903,195	$1,793,225	$1,028,490	$1,988,134	$857,602	$8,414,577

	Southern	Western	Eastern	Central	Canada	MidSouth	Total
Balance as of December 31, 2024	$1,577,114	$864,602	$1,735,584	$1,010,574	$1,913,091	$849,441	$7,950,406
Goodwill acquired	76,631	—	26,849	1,975	—	—	105,455
Goodwill acquisition adjustments	—	(1,199)	—	—	(10)	(325)	(1,534)
Impact of changes in foreign currency	—	—	—	—	1,652	—	1,652
Balance as of March 31, 2025	$1,653,745	$863,403	$1,762,433	$1,012,549	$1,914,733	$849,116	$8,055,979

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Revolving Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swap outstanding at March 31, 2026 was specifically designated to the Revolving Credit Agreement and accounted for as a cash flow hedge.

At March 31, 2026, the Company’s derivative instruments included one interest rate swap agreement as follows:

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid (a)	Received	Effective Date (b)	Expiration Date
December 2018	$200,000	2.7715%	1-month term SOFR	November 2022	July 2027

____________________

(a)Plus applicable margin.
(b)In October 2022, the Company amended the reference rate in its outstanding interest rate swap contract to replace One-Month LIBOR with One-Month term SOFR and certain credit spread adjustments. The Company did not record any gains or losses upon the conversion of the reference rates in this interest rate swap contract, and the Company believes this amendment will not have a material impact on its Condensed Consolidated Financial Statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The fair values of derivative instruments designated as cash flow hedges at March 31, 2026, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$1,819	Accrued liabilities	$—
	Other assets, net	429
Total derivatives designated as cash flow hedges		$2,248		$—

____________________

(a)Represents the estimated amount of the existing unrealized gains on interest rate swaps at March 31, 2026 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

The fair values of derivative instruments designated as cash flow hedges at December 31, 2025, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$1,272	Accrued liabilities	$—
	Other assets, net	446
Total derivatives designated as cash flow hedges		$1,718		$—

The following tables summarize the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three months ended March 31, 2026 and 2025:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2026	2025		2026	2025
Interest rate swaps	$719	$(843)	Interest expense	$(330)	$(2,443)

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

12.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of March 31, 2026 and December 31, 2025, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of March 31, 2026 and December 31, 2025, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of March 31, 2026 and December 31, 2025, are as follows:

	Carrying Value at		Fair Value (a) at
	March 31,	December 31,	March 31,	December 31,
	2026	2025	2026	2025
4.25% Senior Notes due 2028	$500,000	$500,000	$499,300	$503,750
3.50% Senior Notes due 2029	$500,000	$500,000	$490,450	$491,900
4.50% Senior Notes due 2029	$358,700	$364,800	$366,532	$377,001
2.60% Senior Notes due 2030	$600,000	$600,000	$564,660	$566,100
2.20% Senior Notes due 2032	$650,000	$650,000	$570,310	$574,730
3.20% Senior Notes due 2032	$500,000	$500,000	$461,950	$465,900
4.20% Senior Notes due 2033	$750,000	$750,000	$725,400	$736,350
5.00% Senior Notes due 2034	$750,000	$750,000	$736,575	$767,175
5.25% Senior Notes due 2035	$500,000	$500,000	$503,300	$518,550
4.80% Senior Notes due 2036	$600,000	$—	$589,260	$—
3.05% Senior Notes due 2050	$500,000	$500,000	$332,800	$335,550
2.95% Senior Notes due 2052	$850,000	$850,000	$541,960	$551,650

____________________

(a)	Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value inputs include third-party calculations of the market interest rate of notes with similar ratings in similar industries over the remaining note terms.

For details on the fair value of the Company’s interest rate swaps, restricted cash and investments and contingent consideration, refer to Note 14.

13.NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net income for basic and diluted earnings per share	$219,344	$241,510
Denominator:
Basic shares outstanding	255,347,786	258,193,975
Dilutive effect of equity-based awards	525,900	710,831
Diluted shares outstanding	255,873,686	258,904,806

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At March 31, 2026 and December 31, 2025, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash is valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash measured at fair value is invested primarily in money market accounts and bank time deposits. The Company’s restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted investments measured at fair value are invested primarily in U.S. government securities, agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, were as follows:

	Fair Value Measurement at March 31, 2026 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$2,248	$—	$2,248	$—
Restricted cash	$210,199	$210,199	$—	$—
Restricted investments	$80,432	$—	$80,432	$—
Contingent consideration	$(81,161)	$—	$—	$(81,161)

	Fair Value Measurement at December 31, 2025 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$1,718	$—	$1,718	$—
Restricted cash	$183,612	$183,612	$—	$—
Restricted investments	$80,533	$—	$80,533	$—
Contingent consideration	$(84,696)	$—	$—	$(84,696)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$84,696	$87,162
Contingent consideration recorded at acquisition date	—	8,864
Payment of contingent consideration recorded at acquisition date	(4,108)	(20,137)
Adjustments to contingent consideration	—	(1,500)
Interest accretion expense	918	863
Foreign currency translation adjustment	(345)	10
Ending balance	$81,161	$75,262

15.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31, 2026
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(449)	$119	$(330)
Changes in fair value of interest rate swaps	979	(260)	719
Foreign currency translation adjustment	(31,128)	—	(31,128)
	$(30,598)	$(141)	$(30,739)

	Three Months Ended March 31, 2025
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(3,324)	$881	$(2,443)
Changes in fair value of interest rate swaps	(1,147)	304	(843)
Foreign currency translation adjustment	1,740	—	1,740
	$(2,731)	$1,185	$(1,546)

A rollforward of the amounts included in AOCIL, net of taxes, for the three months ended March 31, 2026 and 2025, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2025	$1,263	$(112,307)	$(111,044)
Amounts reclassified into earnings	(330)	—	(330)
Changes in fair value	719	—	719
Foreign currency translation adjustment	—	(31,128)	(31,128)
Balance at March 31, 2026	$1,652	$(143,435)	$(141,783)

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

16.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the three-month period ended March 31, 2026, is presented below:

Unvested Shares
Outstanding at December 31, 2025	871,272
Granted	433,961
Forfeited	(14,126)
Vested and issued	(326,714)
Outstanding at March 31, 2026	964,393

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the three-month period ended March 31, 2026 was $156.64.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At March 31, 2026 and 2025, the Company had 29,092 and 29,092 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the three-month period ended March 31, 2026, is presented below:

Unvested Shares
Outstanding at December 31, 2025	211,283
Granted	114,839
Vested and issued	(100,737)
Outstanding at March 31, 2026	225,385

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

During the three months ended March 31, 2026, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2028. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the three-month period ended March 31, 2026 was $150.06.

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the three-month period ended March 31, 2026, is presented below:

Vested Shares
Outstanding at December 31, 2025	22,903
Granted	3,045
Outstanding at March 31, 2026	25,948

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the three-month period ended March 31, 2026 was $160.26.

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition in 2016 and allow for the issuance of shares or cash settlement to employees upon vesting or other distribution events. A summary of activity related to Progressive Waste RSUs during the three-month period ended March 31, 2026, is presented below:

Outstanding at December 31, 2025	43,716
Cash settled	—
Outstanding at March 31, 2026	43,716

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

Employee Share Purchase Plan

On May 15, 2020, the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). Under the ESPP, qualified employees may elect to have payroll deductions withheld from their eligible compensation on each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period, provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the Toronto Stock Exchange (the “TSX”) over the final five trading days of such offering period. The maximum number of shares that may be issued under the ESPP is 1,000,000.  Under the ESPP, employees purchased 18,135 of the Company’s common shares for $3,031 during the three months ended March 31, 2026.  Under the ESPP, employees purchased 15,922 of the Company’s common shares for $2,593 during the three months ended March 31, 2025.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Normal Course Issuer Bid

On August 8, 2025, the Company announced the annual renewal of the Company’s normal course issuer bid (the “NCIB”) to purchase up to 12,855,691 of the Company’s common shares during the period of August 12, 2025 to August 11, 2026 or until such earlier time as the NCIB is completed or terminated at the option of the Company. The renewal followed the conclusion of the Company’s previous NCIB that expired August 11, 2025. Under the NCIB, the Company may make share repurchases on the TSX, the New York Stock Exchange (the “NYSE”), the NYSE Texas and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction and subject to certain volume limitations in accordance with the rules of the TSX and the SEC.

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

For the three months ended March 31, 2026, the Company repurchased 1,695,049 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $283,959.  For the three months ended March 31, 2025, the Company did not repurchase any common shares pursuant to the NCIB in effect during that period.  As of March 31, 2026, the remaining maximum number of shares available for repurchase under the current NCIB was 9,701,206.

Cash Dividend

In October 2025, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.035, from $0.315 to $0.350 per Company common share. Cash dividends of $88,746 and $81,477 were paid during the three months ended March 31, 2026 and 2025, respectively.

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

Company’s business. Except as noted in the matters described below, as of March 31, 2026, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

2019. The petition seeks unspecified damages, but stipulates that no individual plaintiff’s damages exceed $74.999, and waives the right to recover in excess of that amount per plaintiff. On August 7, 2025, the Company’s subsidiaries filed and served their Answer and Affirmative Defenses to the Crossman petition. On February 25, 2026, the Crossman plaintiffs filed a motion seeking permission to file an amended petition to add approximately 4,100 additional plaintiffs to the action, which the Court denied as premature on March 31, 2026.

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

On January 10, 2025, CCL and the County appeared before the Superior Court for a trial setting conference for claims not resolved by the July 2020 writ decision and the Court set those remaining claims for a bench trial, beginning October 13, 2025. The County filed a motion to enforce the settlement agreement (which would dismiss the unresolved claims) on July 23, 2025, and, on September 10, 2025, the Court granted the County’s motion, vacated the trial date, and set a case management conference for January 9, 2026. On October 16, 2025, CCL filed a motion to enforce the settlement agreement, requesting the Court to enter judgment embodying the July 2020 writ decision and ordering a refund to Chiquita for fees paid. On November 10, 2025, the Court entered CCL’s proposed judgment. Following additional motions practice, the County served notice of the judgment on December 24, 2025. The County filed a notice of appeal on January 16, 2026, and CCL filed its cross-appeal on January 23, 2026.

CCL also presented a claim to Los Angeles County for breach of the settlement agreement on December 30, 2025, alleging that the County’s failure to fully implement the settlement agreement resulted in the closure of the CC Landfill. The County responded on January 28, 2026, and rejected the claim. CCL may file suit any time before July 30, 2026.

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

Since May 2023, CCL has received approximately 435 NOVs for alleged violations of SCAQMD Rule 402. CCL has also received 27 additional NOVs from SCAQMD alleging violations of the Stipulated Order for Abatement, the California Health & Safety Code, other SCAQMD rules, and CCL’s Title V permit.

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

On February 25, 2026, CCL received a fifth SOV from DTSC. The SOV alleges violations of California’s hazardous waste control laws and their implementing regulations for allegedly failing to minimize the possibility of a release of hazardous waste or hazardous waste constituents and transporting custody of hazardous waste or condensate to transporters who did not hold a valid registration issued by DTSC. CCL has submitted full responses to this SOV.

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

geomembrane cover, (2) interim relocation of a tank farm, and (3) protection of Cell 8A. CCL filed a notice of intent to comply and sufficient cause defenses on April 9, 2025, which included its objection to DTSC’s inclusion of improper parties, Chiquita Canyon, Inc. and Waste Connections US, Inc. CCL has been working closely with DTSC to implement the three removal actions. On December 26, 2025, DTSC issued a Notice of Proposed Determination of Noncompliance with the ISE Order, alleging that Respondents have failed to submit adequate workplans for each of the removal actions. CCL disagrees with these allegations and submitted its response on January 12, 2026. On January 26, 2026, DTSC issued Respondents a Final Determination of Noncompliance with, and Violation of, the ISE Order. CCL has submitted a response to this Final Determination.

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

There are approximately 12,400 total plaintiffs in these civil lawsuits as of April 14, 2026, which includes some from cases filed but not yet served, and the Company expects additional complaints and plaintiffs in the future.

The claims in the ongoing cases allege, among other things, nuisance odors, chemical exposures and other torts, including private nuisance (continuing and permanent), public nuisance (continuing and permanent), negligence, negligence per se, premises liability, trespass, strict liability for ultrahazardous activities, and a violation of Health and Safety Code § 41700.  Plaintiffs seek damages for physical injury, fear of future physical injury, increased risk of future injury, including the need for medical monitoring, emotional distress, harm to real and personal property, medical expenses, relocation expenses, and punitive damages.  Plaintiffs seek all costs of suits and attorneys’ fees.  Some of the cases allege that officers and directors and/or agents of the Company’s subsidiaries had advance knowledge that failure to properly maintain and operate the CC Landfill would result in the sorts of harms that the plaintiffs allegedly suffered.  Some of the cases seek injunctive relief to prevent further harm to the plaintiffs or to close the CC Landfill.

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

Superior Court; filed March 27, 2024, removed to U.S.D.C. C.D. Cal. on April 29, 2024); Adams Evans et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed April 15, 2014, removed to U.S.D.C. C.D. Cal. on July 5, 2024); Aleksanyan et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed May 20, 2024);  Jolene Acosta et al., v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed May 29, 2024, removed to U.S.D.C. C.D. Cal. on July 12, 2024); Quaiden Fenstermaker et. al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed May 29, 2024, removed to U.S.D.C. C.D. Cal. on July 13, 2024); Briana Mejia et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed May 29, 2024, removed to U.S.D.C. C.D. Cal. on July 15, 2024); Araiza et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed June 3, 2024); Melineh Gasparians et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed June 10, 2024; removed to U.S.D.C. C.D. Cal. on September 4, 2024); Claudia Rivera et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed June 14, 2024, removed to U.S.D.C. C.D. Cal. on July 22, 2024); Alejandra Suarez et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed June 20, 2024; removed to U.S.D.C. C.D. Cal. on July 29, 2024) ;  Geon Hwang, et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed July 8, 2024); Anabel Austin, et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed July 9, 2024; removed to U.S.D.C. C.D. Cal. on August 16, 2024); Isabell Dolores Palomino et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed July 12, 2024); Stephanie Audish et al. v. Chiquita Canyon, LLC (Los Angeles Superior Court; filed July 16, 2024); Scott Benjamin Siegal et. al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed July 16, 2024); Alina Hakopyan et al. v. Chiquita Canyon, LLC (Los Angeles Superior Court; filed August 6, 2024); Kaiden Alim et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed September 27, 2024); Nicholas Difatta et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed October 5, 2024); Jane Chun-Won Yang et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed on November 19, 2024); K.E. et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed on November 22, 2024); Maria Magdalena Alanis, et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed January 6, 2025); Grace Lara et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed February 10, 2025); Babken Egoian et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal., filed March 31, 2025); Kiwi Chang et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed February 24, 2025); Molina et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-05352, filed June 10, 2025); Mietzner et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-06061, filed July 2, 2025 but plaintiffs objected to consolidation and those objections have not yet been ruled on); Fernando Perez et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed December 30, 2024); Nancy Mariel Aguilar et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed January 27, 2025); Leticia Ojeda et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed March 6, 2025); Bertha Bacon et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-09403, filed October 2, 2025);Reyna Aguilar et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. 2:25-cv-10271, filed October 24, 2025); Rhea Estacio et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. 2:25-cv-10408, filed October 29, 2025 but not yet consolidated) ; Sterling Gateway, L.P. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-06328, filed July 10, 2025); Joseph Ryan Stanley et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-12304, filed December 29, 2025);  Mariya Savchenko et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-10615, filed November 4, 2025); William John Blatter et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-12056, filed December 19, 2025); Geoffre Tisdale et al. v. Chiquita Canyon LLC et al. (C.D. Cal. No. 2:26-cv-01288, filed February 6, 2026); and Balbina Oliveros Elizondo et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:26-cv-02991, filed March 19, 2026). One law firm filed 359 individual cases in Los Angeles Superior Court, which the Company related and consolidated to that firm’s first filed case, Serieddine et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed January 8, 2024), and removed the cases en masse as In re Serieddine. In re Serieddine was consolidated with In re Chiquita Landfill Litigation.

Three cases have been filed, but not yet served: Gary Wells et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, Case No. 25STCV29317, filed October 3, 2025); Anahit Pogosyan, by and through her Successor in Interest, Armen Pogosian, v. Chiquita Canyon LLC et al. (C.D. Cal. No. 2:25-cv-11732, filed December 10, 2025); and Alvaro Luis Gutierrez v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed February 4, 2026).

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

WH Castaic 497 LLC, v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court, filed February 24, 2026) will proceed in Los Angeles Superior Court. This case is brought on behalf of a property developer building a large residential community near the Landfill.

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

On May 29, 2025, the County filed a motion for a preliminary injunction, seeking the creation of at least a $20,000 abatement fund to relocate 938 residents from Val Verde and Castaic and/or for home hardening expenses. The County bases that request on numerous declarations from residents and regulators, SCAQMD complaint data, SCAQMD NOVs, and a voluntary online odor survey hosted by the Los Angeles Department of Public Health. An evidentiary hearing on the preliminary injunction was held on July 14 and 15, and the hearing on the motion was held on July 17, 2025.  On August 29, 2025, the Court granted Plaintiffs’ motion for a preliminary injunction, but failed to define the scope of the relief ordered. At this time, the Company has not been ordered to pay any money to create a relocation or home hardening fund. The Company filed in the district court an ex parte application to stay the preliminary injunction. That motion has not been decided. The Company also filed a Notice of Appeal to the Ninth Circuit on September 10, 2025, and the appeal is now fully briefed. Oral argument is scheduled in the Ninth Circuit on May 22, 2026.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

18.SUBSEQUENT EVENTS

On April 22, 2026, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.350 per Company common share. The dividend will be paid on May 21, 2026, to shareholders of record on the close of business on May 6, 2026.

Subsequent to March 31, 2026 and through the date the accompanying condensed financial statements were issued, the Company repurchased 478,294 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $78,720.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We make statements in this Quarterly Report on Form 10-Q that are forward-looking in nature.  These include:

●	Statements regarding our landfills, including capacity, duration, demand for and pricing of recyclables, estimated closure and post-closure liabilities, landfill alternatives and related capital expenditures, operating expenses, leachate and the Elevated Temperature Landfill, or ETLF, event at the Chiquita Canyon Landfill;
●	Discussion of competition, loss of contracts, price increases and additional exclusive and/or long-term collection service arrangements;
●	Forecasts of cash flows necessary for operations and free cash flow to reduce leverage as well as our ability to draw on our credit facility and access the capital markets to refinance or expand;
●	Statements regarding our ability to access capital resources or credit markets;
●	Plans for, and the amount and sources of, certain capital expenditures for our existing and newly acquired properties and equipment and the funding thereof;
●	Statements regarding fuel, oil and natural gas demand, prices, and price volatility;
●	Assessments of regulatory developments and potential changes in environmental, health, safety and tax laws and regulations; and
●	Other statements on a variety of topics such as inflation, impacts of trade policies or tariffs, general economic conditions, credit risk of customers, seasonality, labor/pension costs and labor union activity, employee retention costs, operational and safety risks, acquisitions and their contribution to the Company’s strategy, dividends, share repurchases, litigation developments and results, goodwill impairments, insurance costs and cybersecurity threats.

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

OVERVIEW OF OUR BUSINESS

We are an integrated solid waste services company that provides non-hazardous waste collection, transfer and disposal services, including by rail, along with resource recovery primarily through recycling and renewable fuels generation, in mostly exclusive and secondary markets across 46 states in the U.S. and six provinces in Canada. We also provide non-hazardous oil and natural gas exploration and production (“E&P”) waste treatment, recovery and disposal services in several basins across the U.S. and Canada, as well as intermodal services for the movement of cargo and solid waste containers in the Pacific Northwest.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three Months Ended March 31,
	2026		2025
Revenues	$2,370,631	100.0%	$2,228,176	100.0%
Cost of operations	1,361,099	57.4	1,291,443	58.0
Selling, general and administrative	251,119	10.6	250,134	11.2
Depreciation	267,485	11.3	242,307	10.9
Amortization of intangibles	47,264	2.0	47,642	2.1
Impairments and other operating items	79,584	3.3	6,440	0.3
Operating income	364,080	15.4	390,210	17.5

Interest expense	(87,719)	(3.7)	(80,875)	(3.6)
Interest income	3,113	0.1	1,770	0.1
Other income, net	4,085	0.2	1,872	0.1
Income tax provision	(64,215)	(2.7)	(71,467)	(3.2)
Net income	$219,344	9.3%	$241,510	10.9%

Revenues.  Total revenues increased $142.5 million, or 6.4%, to $2.371 billion for the three months ended March 31, 2026, from $2.228 billion for the three months ended March 31, 2025.

Acquisitions closed during, or subsequent to, the three months ended March 31, 2025, increased revenues by $57.4 million for the three months ended March 31, 2026.

Operations that were divested during, or subsequent to, the three months ended March 31, 2025, decreased revenues by $2.2 million for the three months ended March 31, 2026.

During the three months ended March 31, 2026, the net increase in prices charged to our customers at our existing operations was $120.0 million, consisting of $121.3 million of core price increases and decreases in surcharges of $1.3 million.

During the three months ended March 31, 2026, we recognized volume losses totaling $57.9 million resulting from a decrease in roll off and post-collection volumes in our Eastern, Southern and Canada segments, partially offset by an increase in landfill volumes in our Central and Western segments.

E&P waste revenues at facilities owned during the three months ended March 31, 2026 increased $18.8 million, due to increased disposal capacity from ongoing development, resumed operations at a facility that was suspended, increased drilling activity in our Canada and Southern segments and higher crude oil and natural gas prices.

Revenues from sales of recyclable commodities at facilities owned during the three months ended March 31, 2026 and 2025 decreased $9.2 million. The decrease was primarily attributable to lower prices for old corrugated cardboard and plastics.

An increase in the average Canadian dollar to U.S. dollar currency exchange rate resulted in an increase in revenues of $14.0 million for the three months ended March 31, 2026. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7291 and 0.6968 for the three months ended March 31, 2026 and 2025, respectively.

Other revenues increased $1.6 million during the three months ended March 31, 2026, due primarily to a $3.5 million increase in landfill gas revenues from a new operating facility, partially offset by a $1.9 million decrease in intermodal revenues.

Cost of Operations. Total cost of operations increased $69.7 million, or 5.4%, to $1.361 billion for the three months ended March 31, 2026, from $1.291 billion for the three months ended March 31, 2025. The increase was primarily the result of an increase in operating costs at our existing operations of $41.2 million, additional operating costs of $23.8 million attributable to acquisitions closed during, or subsequent to, the three months ended March 31, 2025, assuming foreign currency parity, and an increase in operating costs of $6.4 million resulting from a higher average foreign currency exchange rate in effect during the current period, partially offset by a decrease of $1.7 million from operations divested during, or subsequent to, the three months ended March 31, 2025.

The increase in operating costs at our existing operations for the three months ended March 31, 2026, assuming foreign currency parity, consisted of $22.8 million related to an increase in taxes on revenues, higher operating costs associated with new operating facilities at our existing operations and additional capacity developed to accommodate increased E&P disposal volumes, higher labor and recurring incentive compensation expenses of $11.5 million, an increase in trucking costs of $7.4 million, higher truck, container, equipment and facility maintenance and repair expenses of $2.0 million, an increase in property taxes of $1.7 million, an increase in fuel expense of $1.4 million due to higher diesel prices, and a net increase of other expenses of $0.6 million, partially offset by a decrease in risk management expenses of $3.8 million and lower disposal costs of $2.4 million.

Cost of operations as a percentage of revenues decreased 0.6 percentage points to 57.4% for the three months ended March 31, 2026, from 58.0% for the three months ended March 31, 2025. The decrease as a percentage of revenues was primarily driven by the impact of price-led revenue growth, a 0.4 percentage point decrease in labor and benefits costs, a 0.3 percentage point decrease due to a decrease in risk management expenses and a 0.1 percentage point decrease due to lower post-closure liability interest accretion expense, partially offset by a 0.2 percentage point increase in operating costs associated with a new facility and higher taxes on revenue.

SG&A. SG&A expenses increased $1.0 million, or 0.4%, to $251.1 million for the three months ended March 31, 2026, from $250.1 million for the three months ended March 31, 2025. The increase was comprised of $7.1 million from acquisitions closed during, or subsequent to, the three months ended March 31, 2025 and an increase of $1.4 million from a higher average foreign currency exchange rate in effect during the current period, partially offset by a decrease of $7.5 million, assuming foreign currency parity, at our existing operations.

The decrease in SG&A expenses at our existing operations for the three months ended March 31, 2026, assuming foreign currency parity, was comprised of a decrease in direct acquisition expenses of $9.6 million, a decrease in administrative payroll and incentive compensation expenses of $3.4 million, a decrease in professional fees of $2.2 million, and $0.1 million of other net expense decreases, partially offset by an increase in expenses for uncollectible accounts receivable of $5.5 million and an increase in travel, meetings and training expenses of $2.3 million.

SG&A expenses as a percentage of revenues decreased 0.6 percentage points to 10.6% for the three months ended March 31, 2026, from 11.2% for the three months ended March 31, 2025. The decrease as a percentage of revenues was primarily driven by a 0.4 percentage point decrease in direct acquisition expenses and a 0.4 percentage point decrease in administrative payroll and incentive compensation expenses, partially offset by a 0.1 percentage point increase in SG&A expenses from acquisitions closed during, or subsequent to, the three months ended March 31, 2025 and 0.1 percentage point of other net increases.

Depreciation. Depreciation expense increased $25.2 million, or 10.4%, to $267.5 million for the three months ended March 31, 2026, from $242.3 million for the three months ended March 31, 2025. The increase was comprised of an increase in depreciation expense of $9.6 million from the impact of additions to our fleet and equipment purchased to support our existing operations, an increase in depreciation and depletion expense of $7.9 million from acquisitions closed during, or subsequent to, the three months ended March 31, 2025, an increase of $6.0 million in depletion expense at our existing operations and an increase of $1.7 million resulting from a higher average foreign currency exchange rate in effect during the current period.

Depreciation expense as a percentage of revenues increased 0.4 percentage points to 11.3% for the three months ended March 31, 2026, from 10.9% for the three months ended March 31, 2025. The increase as a percentage of revenues was primarily driven by capital expenditures to support our existing operations and acquisitions closed during, or subsequent to, the three months ended March 31, 2025 having higher depreciation expense as a percentage of revenue than our company average.

Amortization of Intangibles. Amortization of intangibles expense decreased $0.3 million, or 0.8%, to $47.3 million for the three months ended March 31, 2026, from $47.6 million for the three months ended March 31, 2025. The decrease was comprised of a decrease of $5.5 million from certain intangible assets becoming fully amortized subsequent to March 31, 2025, partially offset by an increase of $4.7 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended March 31, 2025 and an increase of $0.5 million due to a higher average foreign currency exchange rate in effect during the current period.

Amortization of intangibles expense as a percentage of revenues decreased 0.1 percentage point to 2.0% for the three months ended March 31, 2026, from 2.1% for the three months ended March 31, 2025. The decrease as a percentage of revenues was primarily driven by a 0.3 percentage point decrease from lower amortization on existing intangibles, partially offset by a 0.2 percentage point increase related to acquisitions closed during, or subsequent to, the three months ended March 31, 2025 having higher amortization expense as a percentage of revenue than our company average.

Impairments and Other Operating Items. Impairments and other operating items increased $73.2 million, to net losses totaling $79.6 million for the three months ended March 31, 2026, from net losses totaling $6.4 million for the three months ended March 31, 2025.

The net losses of $79.6 million recorded during the three months ended March 31, 2026 consisted of net losses of $76.8 million to adjust the carrying value of closure and post-closure liabilities, net losses of $2.0 million to adjust an environmental liability at an operating facility, losses of $0.9 million from writing off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date, net losses of $0.3 million on the disposal of property and equipment, partially offset by other net gains of $0.4 million.

The net losses of $6.4 million recorded during the three months ended March 31, 2025 consisted of $3.8 million of net losses from operations divested during such period, losses of $1.3 million on the disposal of an investment, losses of $0.7 million on the disposal of property and equipment and losses of $0.7 million from writing off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date, partially offset by other net gains of $0.1 million.

Operating Income. Operating income decreased $26.1 million, or 6.7%, to $364.1 million for the three months ended March 31, 2026, from $390.2 million for the three months ended March 31, 2025.

The decrease in our operating income for the three months ended March 31, 2026 was due primarily to increased impairments and other operating items, increases in operating expenses from acquisitions closed during, or subsequent to, the three months ended March 31, 2025, increased taxes on revenue, higher depreciation, increased labor and recurring incentive compensation expenses and higher trucking costs, partially offset by price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the three months ended March 31, 2025, and a decrease in direct acquisition expenses.

Operating income as a percentage of revenues decreased 2.1 percentage points to 15.4% for the three months ended March 31, 2026, from 17.5% for the three months ended March 31, 2025. The decrease as a percentage of revenues was comprised of a 3.0 percentage point increase in impairments and other operating items and a 0.4 percentage point increase in depreciation, partially offset by a 0.6 percentage point decrease in selling, general and administrative expenses, a 0.6 percentage point decrease in cost of operations and a 0.1 percentage point decrease in amortization.

Interest Expense. Interest expense increased $6.8 million, or 8.5%, to $87.7 million for the three months ended March 31, 2026, from $80.9 million for the three months ended March 31, 2025. The increase was primarily attributable to an increase of $6.6 million from the issuance of $500.0 million of senior unsecured notes in June 2025, an increase of $1.2 million from the issuance of $600.0 million of senior unsecured notes in March 2026, an increase of $1.2 million due to an increase in the average borrowings outstanding under our credit facilities during the three months ended March 31, 2026 and $0.2 million of other net expense increases, partially offset by a decrease of $2.4 million from lower interest rates on borrowings outstanding during the comparable periods.

Interest Income. Interest income increased $1.3 million, or 75.9%, to $3.1 million for the three months ended March 31, 2026, from $1.8 million for the three months ended March 31, 2025. The increase was primarily attributable to higher average cash balances in the current period, partially offset by lower average investment rates.

Other Income, Net. Other income, net increased $2.2 million, or 118.2%, to $4.1 million for the three months ended March 31, 2026, from $1.9 million for the three months ended March 31, 2025.

Other income of $4.1 million recorded during the three months ended March 31, 2026 consisted of $5.7 million from the write-off of a liability associated with a closed facility for which no future obligation exists and $0.2 million of income from other sources, partially offset by losses of $1.0 million from an increase in the average foreign currency exchange rate in effect during the comparable reporting period and losses of $0.8 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations.

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

Income Tax Provision.  Income taxes decreased $7.3 million, to $64.2 million for the three months ended March 31, 2026, from $71.5 million for the three months ended March 31, 2025. Our effective tax rate for the three months ended March 31, 2026 was 22.6%. Our effective tax rate for the three months ended March 31, 2025 was 22.8%.

The income tax provision for the three months ended March 31, 2026 included a benefit of $0.2 million from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

The income tax provision for the three months ended March 31, 2025 included a benefit of $4.6 million from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented. The following tables disaggregate our revenue by service line for the periods indicated (in thousands of U.S. dollars).

	Three Months Ended March 31, 2026
		Intercompany	Reported
	Revenue	Elimination	Revenue
Commercial	$761,562	$(1,207)	$760,355
Residential	600,117	(39)	600,078
Industrial and construction roll off	347,949	(3,936)	344,013
Total collection	1,709,628	(5,182)	1,704,446
Landfill	360,448	(147,087)	213,361
Transfer	354,176	(181,428)	172,748
Recycling	53,649	(2,061)	51,588
E&P	187,572	(8,013)	179,559
Other	49,346	(417)	48,929
Total	$2,714,819	$(344,188)	$2,370,631

	Three Months Ended March 31, 2025
		Intercompany	Reported
	Revenue	Elimination	Revenue
Commercial	$712,460	$(1,278)	$711,182
Residential	571,619	(211)	571,408
Industrial and construction roll off	336,998	(3,047)	333,951
Total collection	1,621,077	(4,536)	1,616,541
Landfill	338,754	(136,591)	202,163
Transfer	319,269	(159,691)	159,578
Recycling	61,341	(2,084)	59,257
E&P	150,899	(6,374)	144,525
Other	46,549	(437)	46,112
Total	$2,537,889	$(309,713)	$2,228,176

For the three months ended March 31, 2026, we managed our operations through the following six geographic solid waste operating segments: Southern, Western, Eastern, Central, Canada and MidSouth. Our six geographic solid waste operating segments comprise our reportable segments.  Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Certain corporate or regional overhead expense allocations may affect comparability of the segment information presented herein on a period-over-period basis.

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

Three Months Ended		Segment		EBITDA
March 31, 2026	Revenue	Expenses	EBITDA (b)	Margin
Southern	$493,039	$332,530	$160,509	32.6%
Western	462,448	339,061	123,387	26.7%
Eastern	405,722	297,714	108,008	26.6%
Central	396,762	251,685	145,077	36.6%
Canada	344,828	195,881	148,947	43.2%
MidSouth	267,832	194,522	73,310	27.4%
Corporate(a)	—	825	(825)	—
	$2,370,631	$1,612,218	$758,413	32.0%

Three Months Ended		Segment		EBITDA
March 31, 2025	Revenue	Expenses	EBITDA (b)	Margin
Southern	$453,403	$304,703	$148,700	32.8%
Western	438,401	326,056	112,345	25.6%
Eastern	403,270	300,175	103,095	25.6%
Central	373,383	241,674	131,709	35.3%
Canada	302,731	167,159	135,572	44.8%
MidSouth	256,988	188,070	68,918	26.8%
Corporate(a)	—	13,740	(13,740)	—
	$2,228,176	$1,541,577	$686,599	30.8%

____________________

(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA for our Corporate segment for the periods presented.
(b)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in our most recent Annual Report on Form 10-K.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 10 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue, segment expenses and EBITDA for our reportable segments for the three-month period ended March 31, 2026, compared to the three-month period ended March 31, 2025, are discussed below.

Southern

Revenue increased $39.6 million to $493.0 million for the three months ended March 31, 2026, from $453.4 million for the three months ended March 31, 2025, due to contributions from acquisitions, price increases and higher E&P waste revenues attributable to increases in drilling and production activity, partially offset by a decrease in commercial and residential collection volumes, lower roll off volumes and a decrease in recyclable commodity revenues as compared to the prior period.

Segment expenses increased $27.8 million to $332.5 million for the three months ended March 31, 2026, from $304.7 million for the three months ended March 31, 2025, due to an increase in expenses from acquisitions closed during the comparable periods, higher third-party brokerage, an increase in uncollectible accounts receivable, higher labor costs, an increase in truck, container, equipment and facility maintenance and repair expenses and higher landfill monitoring and maintenance costs, partially offset by a decrease in risk management costs, lower disposal costs and a decrease in expenses from operations divested during the current period.

EBITDA increased $11.8 million to $160.5 million, or a 32.6% EBITDA margin for the three months ended March 31, 2026, from $148.7 million, or a 32.8% EBITDA margin for the three months ended March 31, 2025. The decrease in our EBITDA margin was due to the impact of acquisitions having lower EBITDA margins than our segment average, an increase in uncollectible accounts receivable and higher professional fees, partially offset by lower risk management costs, price-led increases in revenue, lower allocated corporate overhead and a decrease in labor costs as a percentage of revenue.

Western

Revenue increased $24.0 million to $462.4 million for the three months ended March 31, 2026, from $438.4 million for the three months ended March 31, 2025, due to price increases, higher post-collection volumes, an increase in residential and commercial collection volumes and contributions from acquisitions, partially offset by a decrease in recyclable commodity revenues as compared to the prior period, a decrease in intermodal activity and lower E&P waste revenues.

Segment expenses increased $13.0 million to $339.1 million for the three months ended March 31, 2026, from $326.1 million for the three months ended March 31, 2025, due to increased labor and benefits costs, an increase in operating costs associated with higher collection volumes, an increase in expenses from acquisitions closed during the comparable periods and higher fuel costs due to diesel prices, partially offset by lower allocated corporate overhead and a decrease in risk management costs.

EBITDA increased $11.1 million to $123.4 million, or a 26.7% EBITDA margin for the three months ended March 31, 2026, from $112.3 million, or a 25.6% EBITDA margin for the three months ended March 31, 2025. The increase in our EBITDA margin was due primarily to lower allocated corporate overhead, a decrease in post-closure liability interest accretion expense and lower risk management costs, partially offset by higher fuel costs, the impact of acquisitions having lower EBITDA margins than our segment average and an increase in professional fees.

Eastern

Revenue increased $2.4 million to $405.7 million for the three months ended March 31, 2026, from $403.3 million for the three months ended March 31, 2025, due to price increases and contributions from acquisitions, partially offset by lower commercial collection volumes, decreases in roll off and post-collection volumes and a decrease in recyclable commodity revenues as compared to the prior period.

Segment expenses decreased $2.5 million to $297.7 million for the three months ended March 31, 2026, from $300.2 million for the three months ended March 31, 2025, due to a decrease in truck, container, equipment and facility maintenance and repair expenses, lower labor costs, a decrease in disposal expense, lower allocated corporate overhead and lower fuel costs attributable to fixed-price fuel contracts, partially offset by an increase in expenses from acquisitions closed during the comparable periods, an increase in uncollectible accounts receivable and higher landfill monitoring and maintenance costs.

EBITDA increased $4.9 million to $108.0 million, or a 26.6% EBITDA margin for the three months ended March 31, 2026, from $103.1 million, or a 25.6% EBITDA margin for the three months ended March 31, 2025. The increase in our EBITDA margin was due primarily to a decrease in truck, container, equipment and facility maintenance and repair expenses, price-led revenue growth and a decrease in allocated corporate overhead, partially offset by an increase in uncollectible accounts receivable and higher landfill monitoring and maintenance costs.

Central

Revenue increased $23.4 million to $396.8 million for the three months ended March 31, 2026, from $373.4 million for the three months ended March 31, 2025, due to price increases, contributions from acquisitions and an increase in landfill gas sales, partially offset by lower roll off volumes, a decrease in commercial and residential collection volumes, lower E&P waste revenues and a decrease in recyclable commodity revenues.

Segment expenses increased $10.0 million to $251.7 million for the three months ended March 31, 2026, from $241.7 million for the three months ended March 31, 2025, due to an increase in labor and benefits expenses, higher third-party brokerage, an increase in operating costs associated with higher post-collection volumes, an increase in fees paid for the processing of recyclable materials and an increase in truck, container, equipment and facility maintenance and repair expenses, partially offset by a decrease in allocated corporate overhead.

EBITDA increased $13.4 million to $145.1 million, or a 36.6% EBITDA margin for the three months ended March 31, 2026, from $131.7 million, or a 35.3% EBITDA margin for the three months ended March 31, 2025. The increase in our EBITDA margin was due to price-led revenue growth, lower labor and benefits costs as a percentage of revenue, a decrease in allocated corporate overhead, a decrease in risk management costs and lower fuel costs, partially offset by an increase in fees paid for the processing of recyclable materials.

Canada

Revenue increased $42.1 million to $344.8 million for the three months ended March 31, 2026, from $302.7 million for the three months ended March 31, 2025, due to price increases, higher E&P waste revenues attributable to an increase in volumes, an increase in the average foreign currency exchange rate in effect during the comparable reporting periods, an increase in landfill gas sales and contributions from acquisitions, partially offset by a decrease in commercial and residential collection volumes and a decrease in recyclable commodity revenues.

Segment expenses increased $28.7 million to $195.9 million for the three months ended March 31, 2026, from $167.2 million for the three months ended March 31, 2025, due to an increase in operating costs associated with higher E&P and landfill volumes, higher labor and benefits costs, an increase in expenses associated with a new operating facility, higher allocated corporate overhead and an increase in expenses from acquisitions closed during the comparable periods.

EBITDA increased $13.3 million to $148.9 million, or a 43.2% EBITDA margin for the three months ended March 31, 2026, from $135.6 million, or a 44.8% EBITDA margin for the three months ended March 31, 2025. The decrease in our EBITDA margin was due to an increase in costs associated with incremental volumes and a new operating facility developed subsequent to the prior period, partially offset by lower labor and benefits costs as a percentage of revenue, an increase in renewable energy credits generated, lower fuel costs and a decrease in equipment rental fees.

MidSouth

Revenue increased $10.8 million to $267.8 million for the three months ended March 31, 2026, from $257.0 million for the three months ended March 31, 2025, due to price increases and contributions from acquisitions, partially offset by a decrease in residential and roll off collection volumes, lower recyclable commodity revenues and a decrease in landfill gas sales.

Segment expenses increased $6.4 million to $194.5 million for the three months ended March 31, 2026, from $188.1 million for the three months ended March 31, 2025, due to higher labor and benefits expenses, an increase in third-party brokerage, higher truck, container, equipment and facility maintenance and repair expenses and an increase in expenses from acquisitions closed during, or subsequent to, the prior period, partially offset by a decrease in allocated corporate overhead.

EBITDA increased $4.4 million to $73.3 million, or a 27.4% EBITDA margin for the three months ended March 31, 2026, from $68.9 million, or a 26.8% EBITDA margin for the three months ended March 31, 2025. The increase in our EBITDA margin was due primarily to price-led revenue growth, a decrease in allocated corporate overhead, lower landfill monitoring and maintenance expenses and a decrease in risk management costs, partially offset by an increase in third-party brokerage rates attributable to an increase in fuel costs.

Corporate

Segment expenses decreased $12.9 million to $0.8 million for the three months ended March 31, 2026, from $13.7 million for the three months ended March 31, 2025, due to a decrease in deal costs associated with acquisitions closed during, or subsequent to, the prior period, lower professional fees, a decrease in labor and benefits costs and lower incentive compensation costs, partially offset by decreased allocation of costs to our operating segments. EBITDA increased $12.9 million for the three months ended March 31, 2026, as compared to the prior-year period, due to the decrease in segment expenses.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth cash flow information for the three months ended March 31, 2026 and 2025 (in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2026	2025
Net cash provided by operating activities	$545,598	$541,539
Net cash used in investing activities	(355,701)	(603,211)
Net cash provided by (used in) financing activities	(96,141)	113,379
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(690)	(434)
Net increase in cash, cash equivalents and restricted cash	93,066	51,273
Cash, cash equivalents and restricted cash at beginning of period	229,580	198,173
Cash, cash equivalents and restricted cash at end of period	$322,646	$249,446

Operating Activities Cash Flows

Net cash provided by operating activities increased $4.1 million to $545.6 million for the three months ended March 31, 2026, from net cash provided by operating activities of $541.5 million for the three months ended March 31, 2025.  The significant components of the increase included the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $78.0 million from an increase in net income, excluding depreciation, amortization of intangibles, share-based compensation, adjustments to closure and post-closure liabilities, adjustments to contingent consideration, provision for expected credit losses, interest accretion and loss on disposal of assets and impairments, due primarily to price increases and operating income generated from acquisitions closed during, or subsequent to, the three months ended March 31, 2025.
2)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was unfavorably impacted by $39.0 million from accounts payable and accrued liabilities as changes in accounts payable and accrued liabilities resulted in a decrease to operating cash flows of $70.1 million for the three months ended March 31, 2026, compared to a decrease to operating cash flows of $31.1 million for the three months ended March 31, 2025. The decrease for the three months ended March 31, 2026 was due primarily to outstanding obligations to vendors and accrued annual management bonus compensation as of December 31, 2025 that was paid in the current year period and a decrease in accrued interest due to the timing of interest payments, partially offset by an increase in accrued insurance costs and an increase in accrued payroll. The decrease for the three months ended March 31, 2025 was due primarily to outstanding obligations to vendors and accrued annual management bonus compensation as of December 31, 2024 that was paid in 2025, partially offset by an increase in accrued insurance costs and an increase in accrued payroll.
3)	Accounts receivable — Our increase in net cash provided by operating activities was unfavorably impacted by $21.5 million from accounts receivable as changes in accounts receivable resulted in a decrease to operating cash flows of $23.4 million for the three months ended March 31, 2026, compared to a decrease to operating cash flows of $1.9 million for the three months ended March 31, 2025. The decrease for the three months ended March 31, 2026 was driven by higher revenues, which remained as outstanding receivables at the end of the period. The decrease for the three months ended March 31, 2025 was due to increases in revenue, which remained as outstanding receivables at the end of the period and one fewer collection day in the period.

4)	Deferred revenue — Our increase in net cash provided by operating activities was unfavorably impacted by $14.4 million from an increase to operating cash flows of $7.4 million for the three months ended March 31, 2026, compared to an increase to operating cash flows of $21.8 million for the three months ended March 31, 2025. For both comparable periods, deferred revenue increased due to price increases on our advanced billed residential and commercial collection services.

At March 31, 2026, we had a working capital deficit of $631.1 million, including cash and equivalents of $112.4 million. Our working capital deficit decreased $181.6 million from a working capital deficit of $812.7 million at December 31, 2025, including cash and equivalents of $46.0 million, due primarily to an increase in cash and equivalents, decreases in accounts payable and accrued liabilities driven by accrued annual management bonus compensation that was paid in the current year period, and an increase in accounts receivable as a result of increases in revenue. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Revolving Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $247.5 million to $355.7 million for the three months ended March 31, 2026, compared to $603.2 million for the three months ended March 31, 2025. The significant components of the decrease included the following:

1)	A decrease in cash paid for acquisitions of $317.3 million; less
2)	An increase in capital expenditures at operations owned in the comparable period of $71.4 million due to ongoing projects, expenditures for trucks and equipment and land, partially offset by a decrease in expenditures for facility improvements; and
3)	An increase in capital expenditures at operations acquired during the comparable period of $12.7 million due to expenditures for facility improvements, trucks and equipment.

Financing Activities Cash Flows

Net cash used in financing activities was $96.1 million for the three months ended March 31, 2026, compared to net cash provided by financing activities of $113.4 million for the three months ended March 31, 2025, representing a decrease of $209.5 million. The significant components of the decrease included the following:

1)	A decrease from higher payments to repurchase our common shares of $284.0 million during the three months ended March 31, 2026;
2)	A decrease from higher cash dividends paid of $7.3 million due primarily to an increase in our quarterly dividend rate for the three months ended March 31, 2026 to $0.350 per share, from $0.315 per share for the three months ended March 31, 2025; less
3)	An increase from the net change in long-term borrowings of $71.5 million in which long-term borrowings increased $313.6 million during the three months ended March 31, 2026 and increased $242.1 million during the three months ended March 31, 2025; and
4)	An increase from lower payments related to contingent consideration of $16.0 million in which contingent consideration costs increased $4.1 million during the three months ended March 31, 2026 and increased $20.1 million during the three months ended March 31, 2025.

On August 8, 2025, we announced the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 12,855,691 of our common shares during the period of August 12, 2025 to August 11, 2026 or until such earlier time as the NCIB is completed or terminated at our option.  The timing and amounts of any repurchases pursuant to the NCIB will depend on market conditions, share price and other factors, including potential acquisition growth opportunities. All common shares purchased under the NCIB will be immediately cancelled following their repurchase.  Information regarding the NCIB can be found under the section “Normal Course Issuer Bid” in Note 16 to the Condensed Consolidated

Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis.  In October 2025, we announced that our Board of Directors increased our regular quarterly cash dividend by $0.035, from $0.315 to $0.350 per share.  Cash dividends of $88.7 million and $81.5 million were paid during the three months ended March 31, 2026 and 2025, respectively. We cannot assure as to the amounts or timing of future dividends.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures, including for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future. We made $296.6 million in capital expenditures for property and equipment during the three months ended March 31, 2026, and we expect to make total capital expenditures for property and equipment in 2026 of approximately $1.250 billion.  We have funded and intend to fund the balance of our planned 2026 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Revolving Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and solid waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Revolving Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Revolving Credit Agreement or raise other capital. Our access to funds under the Revolving Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

On March 16, 2026, we completed an underwritten public offering of $600.0 million aggregate principal amount of our 4.80% Senior Notes due 2036 (the “2036 Senior Notes”). The 2036 Senior Notes were issued under an indenture, dated as of November 16, 2018 (as amended, restated, supplemented or otherwise modified from time to time), by and between the Company and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee, as supplemented by an eleventh supplemental indenture, dated as of March 16, 2026. See Note 9 to our Condensed Consolidated Financial Statements for further details on the 2036 Senior Notes.

At March 31, 2026, $2.076 billion under the revolving credit facility was outstanding under the Revolving Credit Agreement, exclusive of outstanding standby letters of credit of $37.3 million. We also had $184.1 million of letters of credit issued and outstanding at March 31, 2026 under a facility other than the Revolving Credit Agreement.  Our Revolving Credit Agreement matures on February 27, 2029.

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

At March 31, 2026, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$9,174,971	$8,355	$513,621	$3,544,428	$5,108,567
Cash interest payments	$2,781,576	$343,981	$696,591	$422,838	$1,318,166
Contingent consideration	$95,631	$61,945	$3,224	$3,224	$27,238
Operating leases	$412,002	$45,621	$104,832	$78,779	$182,770
Final capping, closure and post-closure	$2,440,920	$155,908	$176,407	$50,661	$2,057,944

____________________

Long-term debt payments include:

1)	$2.076 billion in principal payments due February 27, 2029 related to our revolving credit facility under our Revolving Credit Agreement. We may elect to draw amounts on our Revolving Credit Agreement in U.S. dollar term SOFR rate loans, U.S. dollar base rate loans, Canadian dollar term CORRA rate loans, and Canadian dollar prime rate loans. At March 31, 2026, $695.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. term SOFR rate loans, which bear interest at the term SOFR rate plus the applicable margin (for a total rate ranging from 4.54% to 4.55% on such date). At March 31, 2026, $133.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. base rate loans, which bear interest at the base rate plus the applicable margin (for a total rate of 6.75% on such date). At March 31, 2026, $1.180 billion of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based CORRA rate loans, which bear interest at the term CORRA rate plus the applicable margin (for a total rate of 3.45% on such date). At March 31, 2026, $68.2 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based prime rate loans, which bear interest at the Canadian prime rate plus the applicable prime rate margin (for a total rate of 4.45% on such date).
2)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
3)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
4)	$358.7 million in principal payments due 2029 related to our New 2029 Senior Notes. The New 2029 Senior Notes bear interest at a rate of 4.50%.
5)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
6)	$650.0 million in principal payments due 2032 related to our 2032 Senior Notes. The 2032 Senior Notes bear interest at a rate of 2.20%.
7)	$500.0 million in principal payments due 2032 related to our New 2032 Senior Notes. The New 2032 Senior Notes bear interest at a rate of 3.20%.
8)	$750.0 million in principal payments due 2033 related to our 2033 Senior Notes. The 2033 Senior Notes bear interest at a rate of 4.20%.
9)	$750.0 million in principal payments due 2034 related to our 2034 Senior Notes. The 2034 Senior Notes bear interest at a rate of 5.00%.
10)	$500.0 million in principal payments due 2035 related to our 2035 Senior Notes. The 2035 Senior Notes bear interest at a rate of 5.25%.

11)	$600.0 million in principal payments due 2036 related to our 2036 Senior Notes. The 2036 Senior Notes bear interest at a rate of 4.80%.
12)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
13)	$850.0 million in principal payments due 2052 related to our 2052 Senior Notes. The 2052 Senior Notes bear interest at a rate of 2.95%.
14)	$25.3 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at March 31, 2026, and have maturity dates ranging from 2028 to 2044.
15)	$14.7 million in principal payments related to our financing leases. Our financing leases bear interest at rates between 1.89% and 5.35% at March 31, 2026, and have expiration dates ranging from 2026 to 2035.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Revolving Credit Agreement using the term SOFR rate plus the applicable term SOFR margin, the base rate plus the applicable base rate margin, the term CORRA rate plus the applicable margin and the Canadian prime rate plus the applicable prime rate margin at March 31, 2026. We assumed the Revolving Credit Agreement is paid off when it matures in February 2029.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the term SOFR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $81.2 million recorded as liabilities in our Condensed Consolidated Financial Statements at March 31, 2026, and $14.4 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$145,282	$112,493	$31,159	$1,630	$—

____________________

(1)	We are party to unconditional purchase obligations. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At March 31, 2026, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 50.6 million gallons remaining to be purchased for a total of $145.3 million. The current fuel purchase contracts expire on or before December 31, 2029. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2026, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P waste operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $2.218 billion and $2.157 billion at March 31, 2026 and December 31, 2025, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2026, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the three-month periods ended March 31, 2026 and 2025, at all of our landfills during the respective period, is shown below (tons in thousands):

	Three Months Ended March 31,
	2026		2025
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	107	12,086	106	11,551
Operated landfills	7	165	7	155
	114	12,251	113	11,706

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three-month periods ended March 31, 2026 and 2025, is calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2026	2025
Net income	$219,344	$241,510
Plus: Income tax provision	64,215	71,467
Plus: Interest expense	87,719	80,875
Less: Interest income	(3,113)	(1,770)
Plus: Depreciation and amortization	314,749	289,949
Plus: Closure and post-closure accretion	10,291	11,874
Plus: Impairments and other operating items	79,584	6,440
Less: Other income, net	(4,085)	(1,872)
Adjustments:
Plus: Transaction-related expenses (a)	2,360	11,970
Plus (less): Fair value changes to equity awards (b)	(1,536)	1,770
Adjusted EBITDA	$769,528	$712,213

____________________

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as valuation measures in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income and adjusted net income per diluted share for the three-month periods ended March 31, 2026 and 2025, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended
	March 31,
	2026	2025
Reported net income	$219,344	$241,510
Adjustments:
Amortization of intangibles (a)	47,264	47,642
Impairments and other operating items (b)	79,584	6,440
Transaction-related expenses (c)	2,360	11,970
Fair value changes to equity awards (d)	(1,536)	1,770
Tax effect (e)	(32,136)	(16,212)
Adjusted net income	$314,880	$293,120

Diluted earnings per common share:
Reported net income	$0.86	$0.93
Adjusted net income	$1.23	$1.13

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	The aggregate tax effect of the adjustments in footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.

INFLATION

In the current environment, we have seen inflationary pressures resulting from higher materials or labor costs in certain markets and higher resulting third-party costs in areas such as brokerage, repairs and construction, and we have seen impacts from geopolitical events, including the Iran war, that are resulting in increased costs related to fuel.  Additionally, significant changes in trade policies, including tariffs in the U.S. or retaliatory policies in other countries, including Canada, may increase the cost of certain equipment we purchase in the U.S. and Canada.  Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs.  To the extent that there are decreases in fuel costs, in some cases, a portion of these reductions are passed through to customers in the form of lower fuel and material surcharges. We believe that, over time, we should be able to increase prices to offset many cost increases that result from inflation and any potential impact from changes in trade policies or tariffs within the ordinary course of business. However, competitive pressures or delays in the timing of rate increases under certain of our contracts may require us to absorb at least part of these cost increases, especially if cost increases exceed the average rate of inflation. Management’s estimates associated with inflation have an impact on our accounting for landfill liabilities.

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

At March 31, 2026, our derivative instruments included one interest rate swap agreement that effectively fixes the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

		Fixed	Variable
	Notional	Interest	Interest Rate		Expiration
Date Entered	Amount	Rate Paid (a)	Received	Effective Date (b)	Date
December 2018	$200,000	2.7715%	1-month term SOFR	November 2022	July 2027

____________________

(a)	Plus applicable margin.
(b)	In October 2022, we amended the reference rate in our outstanding interest rate swap contract to replace One-Month LIBOR with One-Month term SOFR and certain credit spread adjustments. We did not record any gains or losses upon the conversion of the reference rates in this interest rate swap contract, and we believe this amendment will not have a material impact on our Condensed Consolidated Financial Statements.

Under derivatives and hedging guidance, the interest rate swap agreements are considered cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at March 31, 2026 and December 31, 2025, of $1.876 billion and $2.182 billion, respectively, including floating rate debt under our Revolving Credit Agreement. A one percentage point increase in interest rates on our variable-rate debt at March 31, 2026 and December 31, 2025, would decrease our annual pre-tax income by approximately $18.8 million and $21.8 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreement described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At March 31, 2026, we had no fuel hedge agreements in place; however, we have entered into fixed price diesel fuel purchase contracts for the three months ended March 31, 2026 as described below.

For the year ending December 31, 2026, we expect to purchase approximately 92.0 million gallons of diesel fuel, of which 50.2 million gallons will be purchased at market prices and 41.8 million gallons will be purchased under our fixed price diesel fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the nine month period of April 1, 2026 to December 31, 2026, we expect to purchase approximately 37.6 million gallons of diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of diesel fuel over the remaining nine months in 2026 would decrease our pre-tax income during this period by approximately $3.8 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the three months ended March 31, 2026 and 2025, would have had a $5.2 million and $5.9 million impact on revenues, respectively.

We have operations in Canada and, where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating costs. However, the impact of foreign currency has not materially affected our results of operations in 2026 or 2025. A $0.01 change in the Canadian dollar to U.S. dollar exchange rate would impact our annual revenue and EBITDA by approximately $20.0 million and $9.0 million, respectively.

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

Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded as of March 31, 2026, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Information regarding our legal proceedings can be found in Note 17 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 8, 2025, we announced the annual renewal of our NCIB to purchase up to 12,855,691 of our common shares during the period of August 12, 2025 to August 11, 2026 or until such earlier time as the NCIB is completed or terminated at our option. The renewal followed the conclusion of our previous NCIB that expired August 11, 2025.  Under the NCIB, we may make share repurchases on the TSX, the NYSE, the NYSE Texas, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction and subject to certain volume limitations in accordance with the rules of the TSX and the SEC.  The timing and amounts of any repurchases pursuant to the NCIB will depend on market conditions, share price and other factors, including potential acquisition growth opportunities.  All common shares purchased under the NCIB will be immediately cancelled following their repurchase. During the three months ended March 31, 2026, we have repurchased 1.7 million of our common shares pursuant to the NCIB in effect during that period at an aggregate cost of $284.0 million, or an average price of $167.52 per share.  The table below reflects repurchases we made during the three months ended March 31, 2026:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share (1)	Program (2)	the Program (2)
1/1/26 - 1/31/26	—	$—	—	11,396,255
2/1/26 - 2/28/26	730,278	$166.31	730,278	10,665,977
3/1/26 - 3/31/26	964,771	$168.44	964,771	9,701,206
	1,695,049	$167.52	1,695,049

____________________

(a)	This amount represents the weighted average price paid per common share. This price includes a per share commission and buyback taxes paid for all repurchases.
(b)	The annual renewal of our NCIB was announced on August 8, 2025, and unless terminated at our option, it will expire on August 11, 2026 or, if earlier, upon the purchase of the full 12,855,691 common shares authorized for purchase under the NCIB.

Item 5.Other Information

Rule 10b5-1 Trading Plans.

During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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
4.1

Eleventh Supplemental Indenture, dated as of March 16, 2026, by and between Waste Connections, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 16, 2026)

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

WASTE CONNECTIONS, INC.

Date: April 23, 2026	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
President and Chief Executive Officer

Date: April 23, 2026	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Executive Vice President and Chief Financial Officer