Form 10-Q
period 2026-06-30
Waste Connections, Inc.
filed 2026-07-23
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of July 10, 2026: 252,049,532 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and equivalents	$98,180	$45,968
Accounts receivable, net of allowance for credit losses of $23,961 and $21,402 at June 30, 2026 and December 31, 2025, respectively	1,069,733	1,024,992
Prepaid expenses and other current assets	231,225	240,603
Total current assets	1,399,138	1,311,563

Restricted cash	163,398	183,612
Restricted investments	72,781	80,757
Property and equipment, net	8,965,023	8,733,327
Operating lease right-of-use assets	315,657	312,508
Goodwill	8,388,109	8,392,249
Intangible assets, net	1,973,464	2,006,200
Other assets, net	121,882	109,147
Total assets	$21,399,452	$21,129,363
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$771,781	$765,227
Book overdraft	28,918	14,674
Deferred revenue	429,904	416,025
Accrued liabilities	781,129	810,367
Current portion of operating lease liabilities	46,878	44,272
Current portion of contingent consideration	61,416	65,029
Current portion of long-term debt and notes payable	8,094	8,667
Total current liabilities	2,128,120	2,124,261

Long-term portion of debt and notes payable	9,283,810	8,811,104
Long-term portion of operating lease liabilities	270,860	267,000
Long-term portion of contingent consideration	19,647	19,667
Deferred income taxes	1,121,465	1,085,613
Other long-term liabilities	654,332	576,337
Total liabilities	13,478,234	12,883,982

Commitments and contingencies (Note 17)

Shareholders' equity:
Common shares: Unlimited shares authorized; 252,201,043 shares issued and 252,154,695 shares outstanding at June 30, 2026; 255,661,011 shares issued and 255,614,663 shares outstanding at December 31, 2025	2,171,955	2,783,431
Additional paid-in capital	389,514	373,239
Accumulated other comprehensive loss	(178,647)	(111,044)
Treasury shares: 46,348 and 46,348 shares at June 30, 2026 and December 31, 2025, respectively	—	—
Retained earnings	5,538,396	5,199,755
Total shareholders' equity	7,921,218	8,245,381
Total liabilities and shareholders' equity	$21,399,452	$21,129,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$2,561,607	$2,407,055	$4,932,239	$4,635,231
Operating expenses:
Cost of operations	1,479,217	1,392,857	2,840,317	2,684,299
Selling, general and administrative	260,493	242,966	511,612	493,100
Depreciation	278,277	257,421	545,762	499,728
Amortization of intangibles	47,600	50,236	94,864	97,878
Impairments and other operating items	58,466	4,030	138,050	10,471
Operating income	437,554	459,545	801,634	849,755

Interest expense	(91,203)	(82,751)	(178,922)	(163,626)
Interest income	4,126	2,314	7,239	4,084
Other income, net	33,253	10,050	37,337	11,922
Income before income tax provision	383,730	389,158	667,288	702,135

Income tax provision	(87,331)	(98,882)	(151,546)	(170,348)
Net income	$296,399	$290,276	$515,742	$531,787

Earnings per common share:
Basic	$1.17	$1.12	$2.03	$2.06
Diluted	$1.17	$1.12	$2.02	$2.05

Shares used in the per share calculations:
Basic	253,457,489	258,377,345	254,398,232	258,286,168
Diluted	253,856,582	258,982,647	254,860,729	258,944,234

Cash dividends per common share	$0.350	$0.315	$0.700	$0.630

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$296,399	$290,276	$515,742	$531,787

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(442)	(3,400)	(891)	(6,724)
Changes in fair value of interest rate swaps	619	118	1,597	(1,029)
Foreign currency translation adjustment	(36,994)	115,886	(68,122)	117,626
Other comprehensive income (loss), before tax	(36,817)	112,604	(67,416)	109,873
Income tax (expense) benefit related to items of other comprehensive income (loss)	(47)	870	(187)	2,055
Other comprehensive income (loss), net of tax	(36,864)	113,474	(67,603)	111,928
Comprehensive income	$259,535	$403,750	$448,139	$643,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	TOTAL
Balances at December 31, 2025	255,614,663	$2,783,431	$373,239	$(111,044)	46,348	$—	$5,199,755	$8,245,381
Vesting of restricted share units	326,714	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	100,737	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(154,211)	—	(24,515)	—	—	—	—	(24,515)
Equity-based compensation	—	—	17,822	—	—	—	—	17,822
Exercise of warrants	2,920	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	18,135	3,031	—	—	—	—	—	3,031
Repurchase of common shares	(1,695,049)	(283,959)	—	—	—	—	—	(283,959)
Cash dividends on common shares	—	—	—	—	—	—	(88,746)	(88,746)
Amounts reclassified into earnings, net of taxes	—	—	—	(330)	—	—	—	(330)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	719	—	—	—	719
Foreign currency translation adjustment	—	—	—	(31,128)	—	—	—	(31,128)
Net income	—	—	—	—	—	—	219,344	219,344
Balances at March 31, 2026	254,213,909	2,502,503	366,546	(141,783)	46,348	—	5,330,353	8,057,619
Vesting of restricted share units	2,225	—	—	—	—	—	—	—
Vesting of deferred share units	2,047	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(8,003)	—	(470)	—	—	—	—	(470)
Equity-based compensation	—	—	23,438	—	—	—	—	23,438
Exercise of warrants	7,163	—	—	—	—	—	—	—
Repurchase of common shares	(2,062,646)	(330,548)	—	—	—	—	—	(330,548)
Cash dividends on common shares	—	—	—	—	—	—	(88,356)	(88,356)
Amounts reclassified into earnings, net of taxes	—	—	—	(325)	—	—	—	(325)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	455	—	—	—	455
Foreign currency translation adjustment	—	—	—	(36,994)	—	—	—	(36,994)
Net income	—	—	—	—	—	—	296,399	296,399
Balances at June 30, 2026	252,154,695	$2,171,955	$389,514	$(178,647)	46,348	$—	$5,538,396	$7,921,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	TOTAL
Balances at December 31, 2024	258,019,389	$3,283,161	$325,928	$(205,740)	48,098	$—	$4,457,005	$7,860,354
Sale of common shares held in trust	1,750	324	—	—	(1,750)	—	—	324
Vesting of restricted share units	343,415	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	87,964	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	888	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(170,975)	—	(28,981)	—	—	—	—	(28,981)
Equity-based compensation	—	—	21,403	—	—	—	—	21,403
Exercise of warrants	19,660	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	15,922	2,593	—	—	—	—	—	2,593
Cash dividends on common shares	—	—	—	—	—	—	(81,477)	(81,477)
Amounts reclassified into earnings, net of taxes	—	—	—	(2,443)	—	—	—	(2,443)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(843)	—	—	—	(843)
Foreign currency translation adjustment	—	—	—	1,740	—	—	—	1,740
Net income	—	—	—	—	—	—	241,510	241,510
Balances at March 31, 2025	258,318,013	3,286,078	318,350	(207,286)	46,348	—	4,617,038	8,014,180
Vesting of restricted share units	2,315	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(61,563)	—	(1,953)	—	—	—	—	(1,953)
Equity-based compensation	—	—	19,542	—	—	—	—	19,542
Exercise of warrants	90,092	—	—	—	—	—	—	—
Repurchase of common shares	(2,100)	(389)	—	—	—	—	—	(389)
Cash dividends on common shares	—	—	—	—	—	—	(81,473)	(81,473)
Amounts reclassified into earnings, net of taxes	—	—	—	(2,499)	—	—	—	(2,499)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	87	—	—	—	87
Foreign currency translation adjustment	—	—	—	115,886	—	—	—	115,886
Net income	—	—	—	—	—	—	290,276	290,276
Balances at June 30, 2025	258,346,757	$3,285,689	$335,939	$(93,812)	46,348	$—	$4,825,841	$8,353,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$515,742	$531,787
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from disposal of assets, impairments and other	7,164	11,480
Adjustments to closure and post-closure liabilities	131,980	—
Depreciation	545,762	499,728
Amortization of intangibles	94,864	97,878
Deferred income taxes, net of acquisitions	37,189	58,292
Current period provision for expected credit losses	14,519	5,171
Amortization of debt issuance costs	4,502	4,101
Share-based compensation	41,539	41,956
Interest accretion	22,156	25,556
Payment of contingent consideration recorded in earnings	(1)	(400)
Adjustments to contingent consideration	(1,315)	30,584
Other	(3,778)	(2,661)
Net change in operating assets and liabilities, net of acquisitions	(131,437)	(123,731)
Net cash provided by operating activities	1,278,886	1,179,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(309,644)	(510,738)
Capital expenditures for property and equipment	(598,949)	(497,765)
Capital expenditures for undeveloped land	(51,049)	—
Proceeds from disposal of assets	2,922	5,417
Other	(5,232)	(16,886)
Net cash used in investing activities	(961,952)	(1,019,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,703,552	1,613,594
Principal payments on notes payable and long-term debt	(1,176,382)	(1,488,785)
Payment of contingent consideration recorded at acquisition date	(4,707)	(22,895)
Change in book overdraft	14,244	397
Payments for repurchase of common shares	(614,507)	(389)
Payments for cash dividends	(177,101)	(162,950)
Tax withholdings related to net share settlements of equity-based compensation	(24,985)	(30,934)
Debt issuance costs	(5,676)	(3,433)
Proceeds from issuance of shares under employee share purchase plan	3,031	2,593
Proceeds from sale of common shares held in trust	—	324
Net cash used in financing activities	(282,531)	(92,478)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,405)	2,007

Net increase in cash, cash equivalents and restricted cash	31,998	69,298
Cash, cash equivalents and restricted cash at beginning of period	229,580	198,173
Cash, cash equivalents and restricted cash at end of period	$261,578	$267,471

Non-cash investing and financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$29,940	$117,481
Accrued capital expenditures for property and equipment	$65,916	$50,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three and six-month periods ended June 30, 2026 and 2025. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

Accounting for Government Grants. In December 2025, the FASB issued a standards update related to government grants received by business entities. The update establishes a comprehensive framework for the recognition, measurement, and presentation of government grants. The amendments apply to all business entities and are effective for public business entities for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted the standard update effective April 1, 2026, using the modified

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

prospective method, electing to use the deferred income approach for government grants related to assets. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Accounting for Environmental Credits and Environmental Credit Obligations. In May 2026, the FASB issued a final standard related to environmental credits and environmental credit obligations. The standard establishes a comprehensive framework for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The standard applies to entities that generate, purchase, receive, or hold environmental credits, as well as entities that have regulatory compliance obligations that may be settled using environmental credits. The standard is effective for public business entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The guidance must be applied on a retrospective basis by recognizing a cumulative effect adjustment to retained earnings at the date of initial application. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

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

	Three Months Ended June 30, 2026
		Intercompany	Reported
	Revenue	Elimination	Revenue
Commercial	$784,532	$(1,257)	$783,275
Residential	619,691	(39)	619,652
Industrial and construction roll off	385,012	(4,216)	380,796
Total collection	1,789,235	(5,512)	1,783,723
Landfill	417,541	(165,549)	251,992
Transfer	411,995	(199,731)	212,264
Recycling	63,946	(2,549)	61,397
E&P	211,153	(10,198)	200,955
Other	62,806	(11,530)	51,276
Total	$2,956,676	$(395,069)	$2,561,607

	Three Months Ended June 30, 2025
		Intercompany	Reported
	Revenue	Elimination	Revenue
Commercial	$731,573	$(1,397)	$730,176
Residential	592,225	(211)	592,014
Industrial and construction roll off	366,987	(3,723)	363,264
Total collection	1,690,785	(5,331)	1,685,454
Landfill	402,080	(157,658)	244,422
Transfer	381,935	(184,738)	197,197
Recycling	69,163	(2,358)	66,805
E&P	178,117	(8,282)	169,835
Other	43,934	(592)	43,342
Total	$2,766,014	$(358,959)	$2,407,055

	Six Months Ended June 30, 2026
		Intercompany	Reported
	Revenue	Elimination	Revenue
Commercial	$1,546,094	$(2,464)	$1,543,630
Residential	1,219,808	(78)	1,219,730
Industrial and construction roll off	732,961	(8,152)	724,809
Total collection	3,498,863	(10,694)	3,488,169
Landfill	777,989	(312,636)	465,353
Transfer	766,172	(381,159)	385,013
Recycling	117,595	(4,610)	112,985
E&P	398,724	(18,210)	380,514
Other	112,152	(11,947)	100,205
Total	$5,671,495	$(739,256)	$4,932,239

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

	Six Months Ended June 30, 2025
		Intercompany	Reported
	Revenue	Elimination	Revenue
Commercial	$1,444,033	$(2,675)	$1,441,358
Residential	1,163,844	(422)	1,163,422
Industrial and construction roll off	703,984	(6,769)	697,215
Total collection	3,311,861	(9,866)	3,301,995
Landfill	740,834	(294,248)	446,586
Transfer	701,204	(344,430)	356,774
Recycling	130,504	(4,443)	126,061
E&P	329,016	(14,656)	314,360
Other	90,484	(1,029)	89,455
Total	$5,303,903	$(668,672)	$4,635,231

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided. Substantially all of the deferred revenue recorded as of March 31, 2026 was recognized as revenue during the three months ended June 30, 2026 when the service was performed.

See Note 10 for additional information regarding revenue by reportable segment.

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Condensed Consolidated Balance Sheets, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company would have recognized is one year or less. The Company had $30,605 and $30,055 of deferred sales incentives at June 30, 2026 and December 31, 2025, respectively.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The following is a rollforward of the Company’s allowance for credit losses for the periods indicated:

	Six Months Ended June 30,
	2026	2025
Beginning balance	$21,402	$25,730
Current period provision for expected credit losses	14,519	5,171
Write-offs charged against the allowance	(15,645)	(11,481)
Recoveries collected	3,748	4,047
Impact of changes in foreign currency	(63)	145
Ending balance	$23,961	$23,612

Accounts receivable, net of allowance for credit losses, was $935,027 at December 31, 2024.

6.LANDFILL ACCOUNTING

At June 30, 2026, the Company’s landfills consisted of 103 owned landfills, five landfills operated under life-of-site operating agreements and seven landfills operated under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $3,436,032 at June 30, 2026. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of June 30, 2026, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 31 years.  As of June 30, 2026, the Company is seeking to expand permitted capacity at four of its owned landfills and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 33 years.  The estimated remaining lives of the Company’s owned landfills and landfills operated under life-of-site operating agreements range from one to several hundred years, with approximately 90% of the projected annual disposal volume from landfills with remaining lives of less than 70 years.

During the six months ended June 30, 2026 and 2025, the Company expensed $140,731 and $126,953, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing “layers” for final capping, closure and post-closure liabilities is based on its long-term credit adjusted risk-free rate. The Company’s discount rate assumption for purposes of computing 2026 and 2025 “layers” for final capping, closure and post-closure obligations was 5.50% for both periods. The Company’s long-term inflation rate assumption is 2.75% for each of the years ending December 31, 2026 and 2025. The resulting final capping, closure and post-closure obligations are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the six months ended June 30, 2026 and 2025, the Company expensed $20,546 and $23,886, respectively, related to final capping, closure and post-closure accretion expense. In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2025 to June 30, 2026:

Final capping, closure and post-closure liability at December 31, 2025	$651,586
Liability adjustments	173,502
Accretion expense	20,546
Closure payments	(137,199)
Assumption of closure liabilities from acquisitions	3,586
Foreign currency translation adjustment	(3,003)
Final capping, closure and post-closure liability at June 30, 2026	$709,018

Liability adjustments of $173,502 for the six months ended June 30, 2026, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. At June 30, 2026 and December 31, 2025, the current portion of final capping, closure and post-closure liabilities, included in Accrued Liabilities on the Condensed Consolidated Balance Sheets, was $130,735 and $146,772, respectively, and the long-term portion of final capping, closure and post-closure liabilities, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets, was $578,283 and $504,814, respectively.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.  In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical.

At June 30, 2026 and December 31, 2025, $9,301 and $10,451, respectively, of the Company’s restricted cash balance and $72,679 and $80,655, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

7.ACQUISITIONS

The Company acquired six immaterial non-hazardous solid waste collection, transfer and recycling businesses and two immaterial E&P waste treatment and disposal businesses during the six months ended June 30, 2026.  The total transaction-related expenses incurred during the six months ended June 30, 2026 for these acquisitions were $9,948. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the six months ended June 30, 2026 and 2025:

	2026	2025
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$309,644	$510,738
Debt assumed	1,878	71,557
Contingent consideration	1,578	10,864
	313,100	593,159

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	10,313	18,254
Prepaid expenses and other current assets	351	2,435
Operating lease right-of-use assets	612	10,381
Property and equipment	189,080	273,661
Long-term franchise agreements and contracts	24,424	28,604
Customer lists	9,836	42,858
Permits and other intangibles	37,331	86,314
Accounts payable and accrued liabilities	(13,840)	(10,071)
Current portion of operating lease liabilities	(128)	(221)
Deferred revenue	(3,288)	(3,251)
Long-term portion of operating lease liabilities	(484)	(1,012)
Other long-term liabilities	(8,744)	(2,250)
Deferred income taxes	—	(18,255)
Total identifiable net assets	245,463	427,447
Goodwill	$67,637	$165,712

Of the goodwill acquired during the six months ended June 30, 2026 and 2025, a total of $67,637 and $117,571, respectively, is expected to be deductible for tax purposes. The fair value of acquired working capital related to five immaterial acquisitions completed during the twelve months ended June 30, 2026, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these five acquisitions are not expected to be material to the Company’s financial position. The adjustments recorded during the six months ended June 30, 2026 relating to finalizing the acquired working capital for the immaterial acquisitions completed during the twelve months ended December 31, 2025 were not material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the six months ended June 30, 2026, was $10,915, of which $602 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the six months ended June 30, 2025, was $18,687, of which $433 was expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

8.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at June 30, 2026:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$1,149,323	$(489,023)	$—	$660,300
Customer lists	1,099,148	(836,379)	—	262,769
Permits and other	1,146,318	(211,348)	(66,188)	868,782
	3,394,789	(1,536,750)	(66,188)	1,791,851
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$3,576,402	$(1,536,750)	$(66,188)	$1,973,464

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the six months ended June 30, 2026 was 9.5 years. The weighted-average amortization period of customer lists acquired during the six months ended June 30, 2026 was 10.9 years.  The weighted-average amortization period of finite-lived permits and other acquired during the six months ended June 30, 2026 was 34.2 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2025:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$1,131,332	$(457,664)	$—	$673,668
Customer lists	1,098,172	(798,973)	—	299,199
Permits and other	1,114,690	(196,782)	(66,188)	851,720
	3,344,194	(1,453,419)	(66,188)	1,824,587
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$3,525,807	$(1,453,419)	$(66,188)	$2,006,200

Estimated future amortization expense for the next five years relating to finite-lived intangible assets owned as of June 30, 2026 is as follows:

For the year ending December 31, 2026	$190,506
For the year ending December 31, 2027	$168,812
For the year ending December 31, 2028	$149,310
For the year ending December 31, 2029	$134,163
For the year ending December 31, 2030	$120,028

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

9.LONG-TERM DEBT

The following table presents the Company’s long-term debt at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Revolving Credit Agreement, bearing interest ranging from 3.44% to 4.52% (a)	$2,274,994	$2,381,646
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
4.50% Senior Notes due 2029	351,850	364,800
2.60% Senior Notes due 2030	600,000	600,000
2.20% Senior Notes due 2032	650,000	650,000
3.20% Senior Notes due 2032	500,000	500,000
4.20% Senior Notes due 2033	750,000	750,000
5.00% Senior Notes due 2034	750,000	750,000
5.25% Senior Notes due 2035	500,000	500,000
4.80% Senior Notes due 2036	600,000	—
3.05% Senior Notes due 2050	500,000	500,000
2.95% Senior Notes due 2052	850,000	850,000
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2028 to 2044 (a)	22,566	26,420
Finance leases, bearing interest ranging from 1.89% to 5.35%, with lease expiration dates ranging from 2026 to 2035 (a)	14,874	15,973
	9,364,284	8,888,839
Less – current portion	(8,094)	(8,667)
Less – unamortized debt discount and issuance costs	(72,380)	(69,068)
Long-term portion of debt and notes payable	$9,283,810	$8,811,104
(a)	Interest rates represent the interest rates at June 30, 2026.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Revolving Credit Agreement

The Company, as borrower, Bank of America, N.A., acting through its Canada Branch, as the global agent, the swing line lender and a letter of credit issuer, Bank of America, N.A., as the U.S. agent and a letter of credit issuer, and the other lenders and financial institutions from time to time party thereto (the “Lenders”) are party to that certain Revolving Credit Agreement, dated as of February 27, 2024 (as amended pursuant to that certain Amendment No. 1 to Revolving Credit Agreement, dated as of May 23, 2025, and as further amended, restated, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement”), pursuant to which the Lenders provide loans and other credit extensions to the Company under a revolving credit facility.  Details of the Revolving Credit Agreement at June 30, 2026 and December 31, 2025 are as follows:

	June 30,	December 31,
	2026	2025
Revolver
Available	$687,303	$581,059
Letters of credit outstanding	$37,703	$37,295
Total amount drawn, as follows:	$2,274,994	$2,381,646
Amount drawn – U.S. term SOFR loan	$745,000	$965,000
Interest rate applicable – U.S. term SOFR loan	4.50%	4.75%
Amount drawn – U.S. term SOFR loan	$390,000	$150,000
Interest rate applicable – U.S. term SOFR loan	4.52%	4.59%
Amount drawn – U.S. base rate loan	$—	$38,000
Interest rate applicable – U.S. base rate loan	—%	6.75%
Amount drawn – Canadian term CORRA loan	$1,125,920	$1,163,712
Interest rate applicable - Canadian term CORRA loan	3.44%	3.41%
Amount drawn – Canadian term CORRA loan	$14,074	$51,072
Interest rate applicable - Canadian term CORRA loan	3.45%	3.44%
Amount drawn – Canadian prime rate loan	$—	$13,862
Interest rate applicable - Canadian prime rate loan	—%	4.45%
Commitment – rate applicable	0.08%	0.08%

In addition to the $37,703 of letters of credit at June 30, 2026 issued and outstanding under the Revolving Credit Agreement, the Company has issued and outstanding letters of credit totaling $199,024 under facilities other than the Revolving Credit Agreement.

10.SEGMENT REPORTING

The Company’s revenues are generated primarily from the collection, transfer, recycling and disposal of non-hazardous solid waste and the treatment, recovery and disposal of non-hazardous E&P waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

For the six months ended June 30, 2026, the Company managed its operations through the following six geographic solid waste operating segments: Southern, Western, Eastern, Central, Canada and MidSouth. The Company’s six geographic solid waste operating segments comprise its reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Certain corporate or regional overhead expense allocations may affect comparability of the segment information presented herein on a period-over-period basis.

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

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2026 and 2025, including a reconciliation of segment EBITDA to Income before income tax provision, is shown in the following tables:

Three Months Ended
June 30, 2026	Southern	Western	Eastern	Central	Canada	MidSouth	Corporate (a), (f)	Consolidated
Revenue	$581,579	$562,543	$542,211	$478,513	$425,486	$366,344	$—	$2,956,676
Intercompany revenue (b)	(62,929)	(69,818)	(98,257)	(54,752)	(39,719)	(69,594)	—	(395,069)
Reported revenue	518,650	492,725	443,954	423,761	385,767	296,750	—	2,561,607

Segment expenses (c)	(347,806)	(358,989)	(322,310)	(268,834)	(217,855)	(216,061)	(7,855)	(1,739,710)

Segment EBITDA (d)	170,844	133,736	121,644	154,927	167,912	80,689	(7,855)	821,897
Segment EBITDA margin	32.9%	27.1%	27.4%	36.6%	43.5%	27.2%		32.1%

Depreciation and amortization	(67,774)	(57,230)	(60,357)	(46,341)	(52,747)	(37,414)	(4,014)	(325,877)
Other segment items (e)	(1,329)	(29,956)	(1,357)	28	355	(478)	(79,553)	(112,290)

Income before income tax provision								$383,730

Capital expenditures	$63,442	$50,206	$57,287	$45,889	$31,335	$42,307	$62,937	$353,403
Total assets (g)	$4,743,442	$3,659,006	$3,783,675	$2,929,482	$3,616,417	$2,074,085	$593,345	$21,399,452

Three Months Ended
June 30, 2025	Southern	Western	Eastern	Central	Canada	MidSouth	Corporate (a), (f)	Consolidated
Revenue	$538,921	$528,792	$533,259	$451,998	$378,712	$334,332	$—	$2,766,014
Intercompany revenue (b)	(61,976)	(67,127)	(91,046)	(49,911)	(35,296)	(53,603)	—	(358,959)
Reported revenue	476,945	461,665	442,213	402,087	343,416	280,729	—	2,407,055

Segment expenses (c)	(322,638)	(333,696)	(327,873)	(258,667)	(187,477)	(202,239)	(3,233)	(1,635,823)

Segment EBITDA (d)	154,307	127,969	114,340	143,420	155,939	78,490	(3,233)	771,232
Segment EBITDA margin	32.4%	27.7%	25.9%	35.7%	45.4%	28.0%		32.0%

Depreciation and amortization	(60,892)	(53,370)	(59,725)	(44,603)	(48,883)	(37,537)	(2,647)	(307,657)
Other segment items (e)	(1,844)	3,533	(2,114)	(461)	(824)	(169)	(72,538)	(74,417)

Income before income tax provision								$389,158

Capital expenditures	$60,583	$44,561	$49,071	$48,095	$36,410	$31,190	$15,400	$285,310
Total assets (g)	$4,268,552	$3,491,149	$3,702,434	$2,874,475	$3,793,960	$2,022,400	$525,640	$20,678,610

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Six Months Ended
June 30, 2026	Southern	Western	Eastern	Central	Canada	MidSouth	Corporate (a), (f)	Consolidated
Revenue	$1,136,927	$1,089,175	$1,032,250	$924,608	$803,098	$685,437	$—	$5,671,495
Intercompany revenue (b)	(125,238)	(134,002)	(182,574)	(104,084)	(72,503)	(120,855)	—	(739,256)
Reported revenue	1,011,689	955,173	849,676	820,524	730,595	564,582	—	4,932,239

Segment expenses (c)	(680,336)	(698,051)	(620,024)	(520,519)	(413,736)	(410,584)	(8,679)	(3,351,929)

Segment EBITDA (d)	331,353	257,122	229,652	300,005	316,859	153,998	(8,679)	1,580,310
Segment EBITDA margin	32.8%	26.9%	27.0%	36.6%	43.4%	27.3%		32.0%

Depreciation and amortization	(133,613)	(112,758)	(117,680)	(91,677)	(104,257)	(72,915)	(7,726)	(640,626)
Other segment items (e)	(4,262)	(94,032)	(6,323)	643	(846)	(579)	(166,997)	(272,396)

Income before income tax provision								$667,288

Capital expenditures	$122,689	$106,883	$104,507	$89,973	$82,706	$74,896	$68,344	$649,998
Total assets (g)	$4,743,442	$3,659,006	$3,783,675	$2,929,482	$3,616,417	$2,074,085	$593,345	$21,399,452

Six Months Ended
June 30, 2025	Southern	Western	Eastern	Central	Canada	MidSouth	Corporate (a), (f)	Consolidated
Revenue	$1,046,589	$1,028,493	$1,013,791	$866,984	$711,244	$636,802	$—	$5,303,903
Intercompany revenue (b)	(116,242)	(128,426)	(168,308)	(91,514)	(65,097)	(99,085)	—	(668,672)
Reported revenue	930,347	900,067	845,483	775,470	646,147	537,717	—	4,635,231

Segment expenses (c)	(627,340)	(659,752)	(628,048)	(500,341)	(354,637)	(390,308)	(16,973)	(3,177,399)

Segment EBITDA (d)	303,007	240,315	217,435	275,129	291,510	147,409	(16,973)	1,457,832
Segment EBITDA margin	32.6%	26.7%	25.7%	35.5%	45.1%	27.4%		31.5%

Depreciation and amortization	(116,752)	(105,369)	(115,927)	(87,030)	(94,707)	(72,708)	(5,113)	(597,606)
Other segment items (e)	(7,097)	3,724	(3,956)	(603)	(725)	(569)	(148,865)	(158,091)

Income before income tax provision								$702,135

Capital expenditures	$93,036	$78,855	$88,789	$94,067	$68,159	$51,347	$23,512	$497,765
Total assets (g)	$4,268,552	$3,491,149	$3,702,434	$2,874,475	$3,793,960	$2,022,400	$525,640	$20,678,610
(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA of the Company’s Corporate segment for the periods presented.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	Segment expenses consist of all expenses that directly impact the CODM's primary financial measure, segment EBITDA. These expenses include cost of operations and selling, general, and administrative expenses as presented in the Company’s Condensed Consolidated Statements of Net Income.
(d)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.
(e)	For all geographic operating segments, other segment items consist of gains and losses on disposal of assets, disposal of operations and foreign currency, as well as litigation settlements, environmental remediation, real estate leases, landfill closure adjustments, contingent liability adjustments, impairments and interest income.
(f)	Corporate assets include cash, debt issuance costs, equity investments, operating lease right-of-use assets and corporate facility leasehold improvements and equipment.
(g)	Goodwill is included within total assets for each of the Company’s six operating segments.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The following tables show changes in goodwill during the six months ended June 30, 2026 and 2025, by reportable segment:

	Southern	Western	Eastern	Central	Canada	MidSouth	Total
Balance as of December 31, 2025	$1,833,746	$866,610	$1,791,163	$1,023,111	$2,021,930	$855,689	$8,392,249
Goodwill acquired	11,780	41,460	5,955	6,472	—	—	65,667
Goodwill acquisition adjustments	—	—	—	—	4	1,966	1,970
Impact of changes in foreign currency	—	—	—	—	(71,777)	—	(71,777)
Balance as of June 30, 2026	$1,845,526	$908,070	$1,797,118	$1,029,583	$1,950,157	$857,655	$8,388,109

	Southern	Western	Eastern	Central	Canada	MidSouth	Total
Balance as of December 31, 2024	$1,577,114	$864,602	$1,735,584	$1,010,574	$1,913,091	$849,441	$7,950,406
Goodwill acquired	98,790	—	43,431	12,162	12,891	—	167,274
Goodwill acquisition adjustments	—	(1,237)	—	—	—	(325)	(1,562)
Impact of changes in foreign currency	—	—	—	—	104,706	—	104,706
Balance as of June 30, 2025	$1,675,904	$863,365	$1,779,015	$1,022,736	$2,030,688	$849,116	$8,220,824

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Revolving Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swap outstanding at June 30, 2026 was specifically designated to the Revolving Credit Agreement and accounted for as a cash flow hedge.

At June 30, 2026, the Company’s derivative instruments included one interest rate swap agreement as follows:

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The fair values of derivative instruments designated as cash flow hedges at June 30, 2026, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$2,344	Accrued liabilities	$—
	Other assets, net	81
Total derivatives designated as cash flow hedges		$2,425		$—
(a)	Represents the estimated amount of the existing unrealized gains on interest rate swaps at June 30, 2026 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

The fair values of derivative instruments designated as cash flow hedges at December 31, 2025, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$1,272	Accrued liabilities	$—
	Other assets, net	446
Total derivatives designated as cash flow hedges		$1,718		$—

The following tables summarize the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three and six months ended June 30, 2026 and 2025:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2026	2025		2026	2025
Interest rate swaps	$455	$87	Interest expense	$(325)	$(2,499)

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025		2026	2025
Interest rate swaps	$1,174	$(756)	Interest expense	$(655)	$(4,942)
(a)	In accordance with the derivatives and hedging guidance, the changes in fair values of interest rate swaps have been recorded in equity as a component of AOCIL. As the critical terms of the interest rate swaps match the underlying debt being hedged, all unrealized changes in fair value are recorded in AOCIL.
(b)	Amounts reclassified from AOCIL into earnings related to realized gains and losses on interest rate swaps are recognized when interest payments or receipts occur related to the swap contracts, which correspond to when interest payments are made on the Company’s hedged debt.

See Note 15 for further discussion on the impact of the Company’s hedge accounting to its consolidated comprehensive income (loss) and AOCIL.

12.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of June 30, 2026 and December 31, 2025, the carrying values of cash and equivalents, trade receivables, restricted cash and

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

investments, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of June 30, 2026 and December 31, 2025, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of June 30, 2026 and December 31, 2025, are as follows:

	Carrying Value at		Fair Value (a) at
	June 30,	December 31,	June 30,	December 31,
	2026	2025	2026	2025
4.25% Senior Notes due 2028	$500,000	$500,000	$496,950	$503,750
3.50% Senior Notes due 2029	$500,000	$500,000	$487,200	$491,900
4.50% Senior Notes due 2029	$351,850	$364,800	$361,561	$377,001
2.60% Senior Notes due 2030	$600,000	$600,000	$561,840	$566,100
2.20% Senior Notes due 2032	$650,000	$650,000	$569,595	$574,730
3.20% Senior Notes due 2032	$500,000	$500,000	$459,500	$465,900
4.20% Senior Notes due 2033	$750,000	$750,000	$721,275	$736,350
5.00% Senior Notes due 2034	$750,000	$750,000	$731,625	$767,175
5.25% Senior Notes due 2035	$500,000	$500,000	$500,100	$518,550
4.80% Senior Notes due 2036	$600,000	$—	$585,300	$—
3.05% Senior Notes due 2050	$500,000	$500,000	$333,150	$335,550
2.95% Senior Notes due 2052	$850,000	$850,000	$546,720	$551,650
(a)	Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value inputs include third-party calculations of the market interest rate of notes with similar ratings in similar industries over the remaining note terms.

For details on the fair value of the Company’s interest rate swaps, restricted cash and investments and contingent consideration, refer to Note 14.

13.NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income for basic and diluted earnings per share	$296,399	$290,276	$515,742	$531,787
Denominator:
Basic shares outstanding	253,457,489	258,377,345	254,398,232	258,286,168
Dilutive effect of equity-based awards	399,093	605,302	462,497	658,066
Diluted shares outstanding	253,856,582	258,982,647	254,860,729	258,944,234

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At June 30, 2026 and December 31, 2025, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash is valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash measured at fair value is invested primarily in money market accounts and bank time deposits. The Company’s restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted investments measured at fair value are invested primarily in U.S. government securities, agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, were as follows:

	Fair Value Measurement at June 30, 2026 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$2,425	$—	$2,425	$—
Restricted cash	$163,398	$163,398	$—	$—
Restricted investments	$72,205	$—	$72,205	$—
Contingent consideration	$(81,063)	$—	$—	$(81,063)

	Fair Value Measurement at December 31, 2025 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$1,718	$—	$1,718	$—
Restricted cash	$183,612	$183,612	$—	$—
Restricted investments	$80,533	$—	$80,533	$—
Contingent consideration	$(84,696)	$—	$—	$(84,696)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Beginning balance	$84,696	$87,162
Contingent consideration recorded at acquisition date	1,578	10,864
Payment of contingent consideration recorded at acquisition date	(4,707)	(22,895)
Payment of contingent consideration recorded in earnings	(1)	(400)
Adjustments to contingent consideration	(1,315)	30,584
Interest accretion expense	1,546	1,741
Foreign currency translation adjustment	(734)	1,016
Ending balance	$81,063	$108,072

15.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30, 2026
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(442)	$117	$(325)
Changes in fair value of interest rate swaps	619	(164)	455
Foreign currency translation adjustment	(36,994)	—	(36,994)
	$(36,817)	$(47)	$(36,864)

	Three Months Ended June 30, 2025
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(3,400)	$901	$(2,499)
Changes in fair value of interest rate swaps	118	(31)	87
Foreign currency translation adjustment	115,886	—	115,886
	$112,604	$870	$113,474

	Six Months Ended June 30, 2026
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(891)	$236	$(655)
Changes in fair value of interest rate swaps	1,597	(423)	1,174
Foreign currency translation adjustment	(68,122)	—	(68,122)
	$(67,416)	$(187)	$(67,603)

	Six Months Ended June 30, 2025
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(6,724)	$1,782	$(4,942)
Changes in fair value of interest rate swaps	(1,029)	273	(756)
Foreign currency translation adjustment	117,626	—	117,626
	$109,873	$2,055	$111,928

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

A rollforward of the amounts included in AOCIL, net of taxes, for the six months ended June 30, 2026 and 2025, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2025	$1,263	$(112,307)	$(111,044)
Amounts reclassified into earnings	(655)	—	(655)
Changes in fair value	1,174	—	1,174
Foreign currency translation adjustment	—	(68,122)	(68,122)
Balance at June 30, 2026	$1,782	$(180,429)	$(178,647)

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2024	$10,237	$(215,977)	$(205,740)
Amounts reclassified into earnings	(4,942)	—	(4,942)
Changes in fair value	(756)	—	(756)
Foreign currency translation adjustment	—	117,626	117,626
Balance at June 30, 2025	$4,539	$(98,351)	$(93,812)

See Note 11 for further discussion on the Company’s derivative instruments.

16.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the six-month period ended June 30, 2026, is presented below:

Unvested Shares
Outstanding at December 31, 2025	871,272
Granted	435,780
Forfeited	(35,925)
Vested and issued	(328,939)
Outstanding at June 30, 2026	942,188

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the six-month period ended June 30, 2026 was $156.62.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At June 30, 2026 and 2025, the Company had 29,092 and 29,092 vested deferred RSUs outstanding, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the six-month period ended June 30, 2026, is presented below:

Unvested Shares
Outstanding at December 31, 2025	211,283
Granted	114,839
Forfeited	(951)
Vested and issued	(100,737)
Outstanding at June 30, 2026	224,434

During the six months ended June 30, 2026, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2028. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the six-month period ended June 30, 2026 was $150.06.

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the six-month period ended June 30, 2026, is presented below:

Vested Shares
Outstanding at December 31, 2025	22,903
Granted	3,464
Share settled	(2,047)
Outstanding at June 30, 2026	24,320

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the six-month period ended June 30, 2026 was $160.57.

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition in 2016 and allow for the issuance of shares or cash settlement to employees upon vesting or other distribution events. A summary of activity related to Progressive Waste RSUs during the six-month period ended June 30, 2026, is presented below:

Outstanding at December 31, 2025	43,716
Cash settled	—
Outstanding at June 30, 2026	43,716

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Employee Share Purchase Plan

On May 15, 2020, the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). Under the ESPP, qualified employees may elect to have payroll deductions withheld from their eligible compensation on each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period, provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the Toronto Stock Exchange (the “TSX”) over the final five trading days of such offering period. The maximum number of shares that may be issued under the ESPP is 1,000,000.  Under the ESPP, employees purchased 18,135 of the Company’s common shares for $3,031 during the six months ended June 30, 2026.  Under the ESPP, employees purchased 15,922 of the Company’s common shares for $2,593 during the six months ended June 30, 2025.

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

For the six months ended June 30, 2026, the Company repurchased 3,757,695 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $614,507.  For the six months ended June 30, 2025, the Company repurchased 2,100 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $389.  As of June 30, 2026, the remaining maximum number of shares available for repurchase under the current NCIB was 7,638,560.

Cash Dividend

In October 2025, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.035, from $0.315 to $0.350 per Company common share. Cash dividends of $177,101 and $162,950 were paid during the six months ended June 30, 2026 and 2025, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of June 30, 2026, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

The Ictech-Bendeck class plaintiffs asserted claims for damages from odors allegedly emanating from the JP Landfill. The consolidated putative class action complaint alleged that the JP Landfill released “noxious odors” into the plaintiffs’ properties and the surrounding community and asserted a range of liability theories—nuisance, negligence (later dismissed), and strict liability—against all defendants. The Ictech-Bendeck plaintiffs sought unspecified damages.

On May 15, 2024, the Ictech-Bendeck plaintiffs filed an amended motion for class certification, asking the court to certify a class on liability and allocation issues and that specific causation be left for individual determinations after a class trial.  The defendants opposed the motion for certification.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

On March 27, 2025, the court denied the motion for class certification. On July 16, 2025, the Company and counsel for the Ictech-Bendeck plaintiffs reached an agreement in principle to settle the five individual plaintiffs’ claims against the Company in an amount not material to the Company’s financial statements. On June 17, 2026, the court entered an order dismissing the Ictech-Bendeck claims against the Company with prejudice after consummation of the settlement agreements.

On June 3, 2025, counsel for the Ictech-Bendeck plaintiffs filed a new mass action on behalf of approximately 1,600 plaintiffs in state court (24th Judicial District, Jefferson Parish) against LRLC, certain other Company subsidiaries, and Aptim Corporation (the “Crossman” action). The case is assigned to Judge Jacqueline F. Maloney. The Crossman petition asserts claims for damages from odors allegedly emanating from the JP Landfill from July 1, 2017 through December 31, 2019. The petition seeks unspecified damages, but stipulates that no individual plaintiff’s damages exceed $74.999, and waives the right to recover in excess of that amount per plaintiff. On August 7, 2025, the Company’s subsidiaries filed and served their Answer and Affirmative Defenses to the Crossman petition. On May 1, 2026, and following motion practice, Plaintiffs filed an unopposed motion to amend their petition to add approximately 4,500 additional plaintiffs to the action, which the Court granted, putting the current total of plaintiffs at 6,211.

On May 13, 2026, at the Court’s request, Plaintiffs filed a motion seeking an order that a ruling on general causation by the federal court in Ictech-Bendeck has preclusive effect in the Crossman action, which the Company opposed. On May 27, 2026, the Court held oral argument and granted the Plaintiffs’ motion.  The Company is seeking permission to appeal that decision through a writ application with the Louisiana Fifth Circuit Court of Appeal. The Company filed its writ application and supporting brief on July 8, 2026.

On June 18, 2026, Plaintiffs filed a motion to set trial for five Crossman plaintiffs who were previously identified as proposed class representatives in the Ictech-Bendeck action. The Company filed its opposition to that motion on July 7, 2026.

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

Los Angeles County, California Landfill Expansion Litigation

In October 2004, the Company’s subsidiary, Chiquita Canyon, LLC (“CCL”), then under prior ownership, filed an application (the “Application”) with the County of Los Angeles (the “County”) Department of Regional Planning (“DRP”) for a conditional use permit (the “CUP”) to authorize the continued operation and expansion of the Chiquita Canyon Landfill (the “CC Landfill”). The CC Landfill began operating in 1972, and as a regional landfill, accepted approximately 2.3 million tons of materials for disposal and beneficial use in 2024. The CC Landfill was the second largest landfill in the County and played a vital role in the County’s ability to safely and quickly gather, process, and dispose of thousands of tons of waste, six days a week. The Application requested expansion of the existing waste footprint on CCL’s contiguous property, an increase in maximum elevation, creation of a new entrance and new support facilities, construction of a facility for the County or another third-party operator to host household hazardous waste collection events, designation of an area for mixed organics/composting, and other modifications.

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

On January 10, 2025, CCL and the County appeared before the Superior Court for a trial setting conference for claims not resolved by the July 2020 writ decision and the Court set those remaining claims for a bench trial, beginning October 13, 2025. The County filed a motion to enforce the settlement agreement (which would dismiss the unresolved claims) on July 23, 2025, and, on September 10, 2025, the Court granted the County’s motion, vacated the trial date, and set a case management conference for January 9, 2026. On October 16, 2025, CCL filed a motion to enforce the settlement agreement, requesting the Court to enter judgment embodying the July 2020 writ decision and ordering a refund to Chiquita for fees paid. On November 10, 2025, the Court entered CCL’s proposed judgment. Following additional motions practice, the County served notice of the judgment on December 24, 2025. The County filed a notice of appeal on January 16, 2026, and CCL filed its cross-appeal on January 23, 2026. The County refunded to CCL the majority of the fees owed under the July 2020 judgment, while maintaining its right to appeal the underlying judgment.

CCL also presented a claim to Los Angeles County for breach of the settlement agreement on December 30, 2025, alleging that the County’s failure to fully implement the settlement agreement resulted in the closure of the CC Landfill. The County rejected the claim. On June 5, 2026, the Company filed a complaint in L.A. Superior Court against the County for breach of the settlement agreement, and against the Los Angeles Regional Water Quality Control Board for

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

constitutional claims, including takings, due process, and equal protection claims. This new lawsuit, Chiquita Canyon, LLC v. County of Los Angeles, et al. (No. 26STCV18084), demands compensation in an amount exceeding $825,000 for the Company’s losses caused by the Landfill’s closure. The case is stayed pending an Initial Status Conference, which is scheduled for September 29, 2026.

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

Since May 2023, CCL has received approximately 476 NOVs for alleged violations of SCAQMD Rule 402. CCL has also received 30 additional NOVs from SCAQMD alleging violations of the Stipulated Order for Abatement, the California Health & Safety Code, other SCAQMD rules, and CCL’s Title V permit.

On August 15, 2023, SCAQMD petitioned its Hearing Board for an Order for Abatement in Hearing Board Case No. 6177-4 to address the NOVs issued by SCAQMD inspectors as a result of the ETLF event. SCAQMD and CCL negotiated a Stipulated Order for Abatement (the “Stipulated Order”), which was issued by the Hearing Board on September 6, 2023. Numerous Modifications to the Stipulated Order were approved by the Hearing Board after multiple evidentiary hearings from January 2024 through June 2026. The modified Stipulated Order contains 110 conditions. The next status and modification hearing is scheduled for September 16 and 17, 2026.

On May 13, 2026, SCAQMD filed a complaint against Chiquita Canyon, LLC, Chiquita Canyon, Inc., and Waste Connections US, Inc. in Los Angeles Superior Court, Case No. 26STCV15409, seeking unspecified penalties for the NOVs issued since April 2023. An Initial Status Conference is set for August 11, 2026.

On November 22, 2023, CCL received an NOV from the Los Angeles Regional Water Quality Control Board (“Water Board”) for alleged violations of CCL’s Waste Discharge Requirements Order No. R4-2018-0172, including the Monitoring and Reporting Program. The allegations relate to increased leachate production and leachate seeps caused by the ETLF event. CCL received three more NOVs from the Water Board in early 2024 regarding alleged discharges, reporting, and other compliance violations. CCL submitted full responses to all of the NOVs from the Water Board. On July 1, 2026, CCL submitted a petition to the State Water Resources Control Board for review and request for a hearing, seeking rescission of two of the NOVs.

On June 27, 2024, CCL received a fifth NOV from the Water Board for alleged non-compliance with a March 20, 2024 Investigative Order issued by the Water Board pursuant to California Water Code §§ 13267 and 13383. CCL submitted a full response to the alleged violations.

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

unauthorized discharge of stormwater commingled with characteristically hazardous leachate. CCL submitted a full response to the alleged violations.

On February 15 and March 29, 2024, CCL received two Summaries of Violations (“SOV”) from the Department of Toxic Substances Control (“DTSC”). The SOVs allege violations of California’s hazardous waste control laws and their implementing regulations related to three incidents in which offsite shipments of leachate, which tested above a regulatory threshold, were shipped to non-hazardous waste treatment and disposal facilities. CCL submitted full responses to both SOVs from DTSC.

On April 1, 2025, CCL received a third SOV from DTSC. The SOV alleges violations of California’s hazardous waste control laws and their implementing regulations related to three loads of leachate which allegedly failed to comply with landfill disposal restriction requirements and for allegedly failing to minimize the possibility of a release of hazardous waste or hazardous waste constituents. CCL submitted a full response to this SOV.

On November 18, 2025, CCL received a fourth SOV from DTSC. The SOV alleges violations of California’s hazardous waste control laws and their implementing regulations for allegedly failing to minimize the possibility of a release of hazardous waste or hazardous waste constituents, failing to properly complete hazardous waste manifests for hazardous waste condensate, and failing to properly label tanks containing hazardous waste leachate. CCL submitted full responses to this SOV.

On February 25, 2026, CCL received a fifth SOV from DTSC. The SOV alleges violations of California’s hazardous waste control laws and their implementing regulations for allegedly failing to minimize the possibility of a release of hazardous waste or hazardous waste constituents and transporting custody of hazardous waste or condensate to transporters who did not hold a valid registration issued by DTSC. CCL submitted full responses to this SOV.

On April 2, 2025, CCL, Chiquita Canyon, Inc., and Waste Connections US, Inc. (“Respondents”) received from DTSC an Imminent and Substantial Endangerment Determination and Order (“ISE Order”) for alleged violations of the California Health & Safety Code. The ISE Order alleges that “there may be an imminent and/or substantial endangerment to the public health or welfare or to the environment because of the release and/or the threatened release of the hazardous substances at the Site.” The order requires Respondents to implement three removal actions: (1) extension of the geomembrane cover, (2) interim relocation of a tank farm, and (3) protection of Cell 8A. CCL filed a notice of intent to comply and sufficient cause defenses on April 9, 2025, which included its objection to DTSC’s inclusion of improper parties, Chiquita Canyon, Inc. and Waste Connections US, Inc. CCL has been working closely with DTSC to implement the three removal actions. On December 26, 2025, DTSC issued a Notice of Proposed Determination of Noncompliance with the ISE Order, alleging that Respondents have failed to submit adequate workplans for each of the removal actions. CCL disagrees with these allegations and submitted its response on January 12, 2026. On January 26, 2026, DTSC issued Respondents a Final Determination of Noncompliance with, and Violation of, the ISE Order. CCL submitted a response to this Final Determination.

On June 4, 2024, CCL received a Finding of Violation (“FOV”) from the U.S. Environmental Protection Agency, alleging violations of the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) for municipal solid waste landfills, the NSPS and NESHAP General Provisions, and certain conditions of CCL’s Title V permit. CCL submitted a full response to the alleged violations.

On June 3, 2026, the California Air Resources Board (CARB) issued CCL an NOV, alleging multiple violations of the methane concentration limits of the Landfill Methane Regulation. CCL is evaluating the underlying allegations. In the meantime, CCL took corrective action and believes it has resolved the alleged exceedances.

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

There are approximately 12,730 total plaintiffs in these civil lawsuits as of July 21, 2026, which includes some from cases filed but not yet served, and the Company expects additional complaints and plaintiffs in the future. Hundreds of plaintiffs have been voluntarily dismissed, and the Company expects additional dismissals will occur as duplicate plaintiffs are removed and the case progresses.

The claims in the ongoing cases allege, among other things, nuisance odors, chemical exposures and other torts, including private nuisance (continuing and permanent), public nuisance (continuing and permanent), negligence, negligence per se, premises liability, trespass, strict liability for ultrahazardous activities, and a violation of Health and Safety Code § 41700. Plaintiffs seek damages for physical injury, fear of future physical injury, increased risk of future injury, including the need for medical monitoring, emotional distress, harm to real and personal property, medical expenses, relocation expenses, and punitive damages. Plaintiffs seek all costs of suits and attorneys’ fees. Some of the cases allege that officers and directors and/or agents of the Company’s subsidiaries had advance knowledge that failure to properly maintain and operate the CC Landfill would result in the sorts of harms that the plaintiffs allegedly suffered. Some of the cases seek injunctive relief to prevent further harm to the plaintiffs.

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

8, 2024); Anabel Austin, et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed July 9, 2024; removed to U.S.D.C. C.D. Cal. on August 16, 2024); Isabell Dolores Palomino et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed July 12, 2024); Stephanie Audish et al. v. Chiquita Canyon, LLC (Los Angeles Superior Court; filed July 16, 2024); Scott Benjamin Siegal et. al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed July 16, 2024); Alina Hakopyan et al. v. Chiquita Canyon, LLC (Los Angeles Superior Court; filed August 6, 2024); Kaiden Alim et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed September 27, 2024); Nicholas Difatta et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed October 5, 2024); Jane Chun-Won Yang et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed on November 19, 2024); K.E. et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed on November 22, 2024); Maria Magdalena Alanis, et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed January 6, 2025); Grace Lara et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed February 10, 2025); Babken Egoian et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal., filed March 31, 2025); Kiwi Chang et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed February 24, 2025); Molina et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-05352, filed June 10, 2025); Mietzner et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-06061, filed July 2, 2025 but plaintiffs objected to consolidation and those objections have not yet been ruled on); Fernando Perez et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed December 30, 2024); Nancy Mariel Aguilar et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed January 27, 2025); Leticia Ojeda et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed March 6, 2025); Bertha Bacon et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-09403, filed October 2, 2025);Reyna Aguilar et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. 2:25-cv-10271, filed October 24, 2025); Rhea Estacio et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. 2:25-cv-10408, filed October 29, 2025 ) ; Sterling Gateway, L.P. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-06328, filed July 10, 2025); Joseph Ryan Stanley et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-12304, filed December 29, 2025); Mariya Savchenko et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-10615, filed November 4, 2025); William John Blatter et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-12056, filed December 19, 2025); Geoffre Tisdale et al. v. Chiquita Canyon LLC et al. (C.D. Cal. No. 2:26-cv-01288, filed February 6, 2026); and Balbina Oliveros Elizondo et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:26-cv-02991, filed March 19, 2026). One law firm filed 359 individual cases in Los Angeles Superior Court, which the Company related and consolidated to that firm’s first filed case, Serieddine et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed January 8, 2024), and removed the cases en masse as In re Serieddine. In re Serieddine was consolidated with In re Chiquita Landfill Litigation.

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

WH Castaic 497 LLC, v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court, filed February 24, 2026) is proceeding in Los Angeles Superior Court. This case is brought on behalf of a property developer building a large residential community near the Landfill. This case includes the Company as a Defendant.

The Company is continuing to vigorously defend itself in these lawsuits; however, at this time, the Company is not able to determine the likelihood of any outcome regarding the underlying claims, and not able to reasonably estimate the possible loss or range of loss.

County of Los Angeles Litigation

Based upon the same facts alleged in the above-referenced “Chiquita Canyon Landfill Civil Litigation,” on December 17 2024, Los Angeles County filed a complaint in the U.S. District Court, Central District of California, No. 2:24-cv-10819-RGK-PD, against Chiquita Canyon, LLC, Chiquita Canyon, Inc. and Waste Connections US, Inc. captioned The People of the State of California and The County of Los Angeles v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal, filed

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

December 17, 2024). The case was assigned to Judge Frimpong, the same judge overseeing In Re Chiquita Landfill Litigation and is now consolidated with the mass tort for discovery purposes. The Company filed a motion to dismiss which was denied on May 30, 2025.

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

On May 29, 2025, the County filed a motion for a preliminary injunction, seeking the creation of at least a $20,000 abatement fund to relocate 938 residents from Val Verde and Castaic and/or for home hardening expenses. The County based that request on numerous declarations from residents and regulators, SCAQMD complaint data, SCAQMD NOVs, and a voluntary online odor survey hosted by the Los Angeles Department of Public Health. An evidentiary hearing on the preliminary injunction was held in July 2025. On August 29, 2025, the Court granted Plaintiffs’ motion for a preliminary injunction, but failed to define the scope of the relief ordered and did not order the Company to pay any money or create a relocation or home hardening fund. The Company filed a Notice of Appeal to the Ninth Circuit on September 10, 2025 (People of the State of California v. Chiquita Canyon, LLC, No. 25-5754). On May 27, 2026, the Ninth Circuit issued an order dismissing the appeal for lack of jurisdiction. The Ninth Circuit found that Judge Frimpong had not yet issued an injunction because she had not defined its scope. On July 10, 2026, the district court issued an Order denying the County’s motion for a preliminary injunction, stating that it had already found the requested injunction was not narrowly tailored, and noting that the County had elected to not propose a more narrowly tailored injunction.

The Company is continuing to vigorously defend itself in this matter; however, at this time, the Company is not able to determine the likelihood of any outcome regarding the underlying claims, and is not able to reasonably estimate the possible loss or range of loss.

18.SUBSEQUENT EVENTS

On July 21, 2026, the Company’s Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of its NCIB.  The renewal is expected to commence following the conclusion of the Company’s current NCIB expiring August 11, 2026.  Subject to receipt of regulatory approval, the Company anticipates that it will be authorized to make purchases during the period of August 12, 2026 to August 11, 2027 or until such earlier time as the NCIB is completed or terminated at the Company’s option.

On July 22, 2026, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.350 per Company common share. The dividend will be paid on August 20, 2026, to shareholders of record on the close of business on August 6, 2026.

Subsequent to June 30, 2026 and through the date the accompanying condensed financial statements were issued, the Company repurchased 452,498 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $77,524.

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

Environmental, organizational and financial sustainability initiatives have been key components of our success since we were founded in 1997. We continuously monitor and evaluate new technologies and investments that can enhance our commitment to the environment, to our employees and to the communities we serve.  We have committed $500 million to the advancement of long-term, aspirational sustainability targets, which we evaluate continuously and have expanded as we make progress towards their achievement.   Our targets align with our focus on value creation for our stakeholders, and we have incorporated progress towards their achievement into compensation metrics. Our sustainability targets include reduced absolute Scope 1 and 2 emissions and emissions intensity, expanded resource recovery processing, increased landfill gas recovery and beneficial reuse, increased on-site leachate treatment at our landfills, and improved metrics for safety and employee engagement.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Revenues	$2,561,607	100.0%	$2,407,055	100.0%	$4,932,239	100.0%	$4,635,231	100.0%
Cost of operations	1,479,217	57.7	1,392,857	57.9	2,840,317	57.6	2,684,299	57.9
Selling, general and administrative	260,493	10.2	242,966	10.1	511,612	10.4	493,100	10.7
Depreciation	278,277	10.8	257,421	10.7	545,762	11.0	499,728	10.8
Amortization of intangibles	47,600	1.9	50,236	2.1	94,864	1.9	97,878	2.1
Impairments and other operating items	58,466	2.3	4,030	0.1	138,050	2.8	10,471	0.2
Operating income	437,554	17.1	459,545	19.1	801,634	16.3	849,755	18.3

Interest expense	(91,203)	(3.6)	(82,751)	(3.4)	(178,922)	(3.6)	(163,626)	(3.5)
Interest income	4,126	0.2	2,314	0.1	7,239	0.1	4,084	0.1
Other income, net	33,253	1.3	10,050	0.4	37,337	0.7	11,922	0.3
Income tax provision	(87,331)	(3.4)	(98,882)	(4.1)	(151,546)	(3.0)	(170,348)	(3.7)
Net income	$296,399	11.6%	$290,276	12.1%	$515,742	10.5%	$531,787	11.5%

Revenues.  Total revenues increased $154.6 million, or 6.4%, to $2.562 billion for the three months ended June 30, 2026, from $2.407 billion for the three months ended June 30, 2025.  Total revenues increased $297.0 million, or 6.4%, to $4.932 billion for the six months ended June 30, 2026, from $4.635 billion for the six months ended June 30, 2025.

Acquisitions closed during, or subsequent to, the three and six months ended June 30, 2025, increased revenues by $47.1 million and $104.5 million, respectively, for the three and six months ended June 30, 2026.

Operations that were divested during, or subsequent to, the three and six months ended June 30, 2025, decreased revenues by $1.3 million and $3.5 million, respectively, for the three and six months ended June 30, 2026.

During the three months ended June 30, 2026, the net increase in prices charged to our customers at our existing operations was $146.3 million, consisting of $121.8 million of core price increases and surcharges of $24.5 million. During the six months ended June 30, 2026, the net increase in prices charged to our customers at our existing operations was $266.4 million, consisting of $243.1 million of core price increases and surcharges of $23.3 million.

During the three and six months ended June 30, 2026, we recognized volume losses totaling $64.1 million and $122.1 million, respectively, resulting from a decrease in roll off and commercial collection volumes in our Eastern, Southern and Canada segments, partially offset by an increase in landfill volumes in our Central and Western segments.

E&P waste revenues at facilities owned during the three and six months ended June 30, 2026 increased $23.4 million and $42.2 million, respectively, due to increased disposal capacity from ongoing development, resumed operations at a facility that was suspended, increased production in our Canada and Southern segments and higher crude oil and natural gas prices.

Revenues from sales of recyclable commodities at facilities owned during the three and six months ended June 30, 2026 decreased $4.8 million and $14.0 million, respectively. The decreases were primarily attributable to lower prices for old corrugated cardboard and plastics.

An increase in the average Canadian dollar to U.S. dollar currency exchange rate resulted in an increase in revenues of $0.1 million and $14.1 million for the three and six months ended June 30, 2026, respectively. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7229 and 0.7228 for the three months ended June

30, 2026 and 2025, respectively. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7258 and 0.7104 for the six months ended June 30, 2026 and 2025, respectively.

Other revenues increased $7.9 million during the three months ended June 30, 2026, due primarily to an $8.4 million increase in landfill gas revenues on higher values of renewable energy credits and increased gas generation and a $0.5 million increase in other non-core revenue sources, partially offset by a $1.0 million decrease in intermodal revenues. Other revenues increased $9.4 million during the six months ended June 30, 2026, due primarily to an $11.9 million increase in landfill gas revenues on higher values of renewable energy credits and increased gas generation and a $0.4 million increase in other non-core revenue sources, partially offset by a $2.9 million decrease in intermodal revenues.

Cost of Operations.  Total cost of operations increased $86.4 million, or 6.2%, to $1.479 billion for the three months ended June 30, 2026, from $1.393 billion for the three months ended June 30, 2025. The increase was primarily the result of an increase in operating costs at our existing operations of $63.2 million, assuming foreign currency parity, additional operating costs of $23.2 million attributable to acquisitions closed during, or subsequent to, the three months ended June 30, 2025, and an increase in operating costs of $0.1 million resulting from a higher average foreign currency exchange rate in effect during the current period, partially offset by a decrease of $0.1 million from operations divested during, or subsequent to, the three months ended June 30, 2025.

The increase in operating costs at our existing operations for the three months ended June 30, 2026, assuming foreign currency parity, consisted of $20.0 million related to an increase in taxes on revenues, higher operating costs associated with new operating facilities at our existing operations and additional capacity developed to accommodate increased E&P disposal volumes, an increase in fuel expense of $19.3 million due to higher diesel prices, an increase in trucking costs of $12.3 million, an increase in labor and recurring incentive compensation expenses of $10.6 million, an increase in truck, container, equipment and facility maintenance and repair expenses of $4.4 million, higher costs for purchasing and processing recyclable commodities of $2.7 million and an increase in other landfill operating costs of $1.9 million, partially offset by a decrease in risk management expenses of $7.3 million and a net decrease of other expenses of $0.7 million.

Total cost of operations increased $156.0 million, or 5.8%, to $2.840 billion for the six months ended June 30, 2026, from $2.684 billion for the six months ended June 30, 2025. The increase was primarily the result of an increase in operating costs at our existing operations of $105.3 million, assuming foreign currency parity, additional operating costs of $47.0 million attributable to acquisitions closed during, or subsequent to, the six months ended June 30, 2025, and an increase in operating costs of $6.4 million resulting from a higher average foreign currency exchange rate in effect during the current period, partially offset by a decrease of $2.7 million from operations divested during, or subsequent to, the six months ended June 30, 2025.

The increase in operating costs at our existing operations for the six months ended June 30, 2026, assuming foreign currency parity, consisted of $42.8 million related to an increase in taxes on revenues, higher operating costs associated with new operating facilities at our existing operations and additional capacity developed to accommodate increased E&P disposal volumes, an increase in labor and recurring incentive compensation expenses of $22.0 million, an increase in fuel expense of $20.7 million due to higher diesel prices, an increase in trucking costs of $19.7 million, an increase in truck, container, equipment and facility maintenance and repair expenses of $6.4 million, an increase in costs for purchasing and processing recyclable commodities of $4.0 million and a net increase of other expenses of $0.8 million, partially offset by a decrease in risk management expenses of $11.1 million.

Cost of operations as a percentage of revenues decreased 0.2 percentage points to 57.7% for the three months ended June 30, 2026, from 57.9% for the three months ended June 30, 2025.  The decrease as a percentage of revenues was primarily driven by the impact of price-led revenue growth, a 0.5 percentage point decrease in labor and benefits costs, a 0.4 percentage point decrease due to lower risk management expenses and a 0.1 percentage point decrease from all other net changes, partially offset by a 0.6 percentage point increase from higher fuel expense and a 0.2 percentage point increase in operating costs associated with a new facility and higher taxes on revenue.

Cost of operations as a percentage of revenues decreased 0.3 percentage points to 57.6% for the six months ended June 30, 2026, from 57.9% for the six months ended June 30, 2025. The decrease as a percentage of revenues was primarily driven by the impact of price-led revenue growth, a 0.4 percentage point decrease in labor and benefits costs, a 0.3 percentage point decrease due to a decrease in risk management expenses and a 0.1 percentage point decrease from all other net changes, partially offset by a 0.3 percentage point increase from higher fuel expense and a 0.2 percentage point increase in operating costs associated with a new facility and higher taxes on revenue.

SG&A.  SG&A expenses increased $17.5 million, or 7.2%, to $260.5 million for the three months ended June 30, 2026, from $243.0 million for the three months ended June 30, 2025. The increase was comprised of $15.2 million, assuming foreign currency parity, at our existing operations and $2.3 million from acquisitions closed during, or subsequent to, the three months ended June 30, 2025.

The increase in SG&A expenses at our existing operations for the three months ended June 30, 2026, assuming foreign currency parity, was comprised of an increase of $5.7 million in administrative payroll and incentive compensation expenses, an increase in direct acquisition expenses of $3.6 million, an increase in deferred compensation costs of $3.4 million due to an increase in the market value of investments held to fund our deferred compensation liability, an increase in software license fees of $2.0 million and $0.5 million of other net expense increases.

SG&A expenses increased $18.5 million, or 3.8%, to $511.6 million for the six months ended June 30, 2026, from $493.1 million for the six months ended June 30, 2025. The increase was comprised of $9.3 million from acquisitions closed during, or subsequent to, the six months ended June 30, 2025, $7.8 million, assuming foreign currency parity, at our existing operations and $1.4 million from a higher average foreign currency exchange rate in effect during the current period.

The increase in SG&A expenses at our existing operations for the six months ended June 30, 2026, assuming foreign currency parity, was comprised of an increase in expenses for uncollectible accounts receivable of $5.8 million, an increase in software license fees of $3.4 million, an increase in deferred compensation costs of $3.1 million due to an increase in the market value of investments held to fund our deferred compensation liability, an increase in administrative payroll and incentive compensation expense of $2.3 million, an increase in travel, meetings and training expenses of $2.1 million and other net expense increases of $0.9 million, partially offset by a decrease in direct acquisition expenses of $6.0 million and a decrease in professional fees of $3.8 million.

SG&A expenses as a percentage of revenues increased 0.1 percentage point to 10.2% for the three months ended June 30, 2026, from 10.1% for the three months ended June 30, 2025. The increase as a percentage of revenues was primarily driven by a 0.1 percentage point increase in direct acquisition expenses.

SG&A expenses as a percentage of revenues decreased 0.3 percentage points to 10.4% for the six months ended June 30, 2026, from 10.7% for the six months ended June 30, 2025. The decrease as a percentage of revenues was primarily driven by a 0.2 percentage point decrease in administrative payroll and incentive compensation expenses and a 0.1 percentage point decrease in direct acquisition expenses.

Depreciation.  Depreciation expense increased $20.9 million, or 8.1%, to $278.3 million for the three months ended June 30, 2026, from $257.4 million for the three months ended June 30, 2025. The increase was comprised of an increase in depreciation expense of $10.8 million from the impact of additions to our fleet and equipment purchased to support our existing operations, an increase in depreciation and depletion expense of $4.6 million from acquisitions closed during, or subsequent to, the three months ended June 30, 2025 and an increase of $5.5 million in depletion expense at our existing operations.

Depreciation expense increased $46.1 million, or 9.2%, to $545.8 million for the six months ended June 30, 2026, from $499.7 million for the six months ended June 30, 2025. The increase was comprised of an increase in depreciation expense of $20.5 million from the impact of additions to our fleet and equipment purchased to support our existing operations, an increase in depreciation and depletion expense of $12.5 million from acquisitions closed during, or subsequent to, the six months ended June 30, 2025, an increase of $11.5 million in depletion expense at our existing operations and an increase of $1.7 million resulting from a higher average foreign currency exchange rate in effect during the current period, partially offset by a decrease of $0.1 million from operations divested during, or subsequent to, the six months ended June 30, 2025.

Depreciation expense as a percentage of revenues increased 0.1 percentage point to 10.8% for the three months ended June 30, 2026, from 10.7% for the three months ended June 30, 2025. Depreciation expense as a percentage of revenues increased 0.2 percentage points to 11.0% for the six months ended June 30, 2026, from 10.8% for the six months ended June 30, 2025. For both comparable periods, the increase as a percentage of revenues was primarily driven by capital expenditures to support our existing operations and acquisitions closed during, or subsequent to, the three and six months ended June 30, 2025 having higher depreciation expense as a percentage of revenue than our company average.

Amortization of Intangibles.  Amortization of intangibles expense decreased $2.6 million, or 5.2%, to $47.6 million for the three months ended June 30, 2026, from $50.2 million for the three months ended June 30, 2025. The decrease was comprised of a decrease of $6.1 million from certain intangible assets becoming fully amortized subsequent to June 30, 2025, partially offset by an increase of $3.5 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended June 30, 2025.

Amortization of intangibles expense decreased $3.0 million, or 3.1%, to $94.9 million for the six months ended June 30, 2026, from $97.9 million for the six months ended June 30, 2025. The decrease was comprised of a decrease of $11.6 million from certain intangible assets becoming fully amortized subsequent to June 30, 2025, partially offset by an increase of $8.1 million from intangible assets acquired in acquisitions closed during, or subsequent to, the six months ended June 30, 2025 and an increase of $0.5 million due to a higher average foreign currency exchange rate in effect during the current period.

Amortization of intangibles expense as a percentage of revenues decreased 0.2 percentage points to 1.9% for the three and six months ended June 30, 2026, from 2.1% for the three and six months ended June 30, 2025. The decrease as a percentage of revenues was primarily driven by a 0.3 percentage point decrease from lower amortization on existing intangibles, partially offset by a 0.1 percentage point increase related to acquisitions closed during, or subsequent to, the three and six months ended June 30, 2025 having higher amortization expense as a percentage of revenue than our company average.

Impairments and Other Operating Items.  Impairments and other operating items increased $54.5 million, to net losses totaling $58.5 million for the three months ended June 30, 2026, from net losses totaling $4.0 million for the three months ended June 30, 2025.

The net losses of $58.5 million recorded during the three months ended June 30, 2026 consisted of net losses of $55.8 million to adjust the carrying value of closure and post-closure liabilities and net losses of $3.6 million on the disposal of property and equipment, partially offset by other net gains of $0.9 million.

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

Impairments and other operating items increased $127.5 million, to net losses totaling $138.0 million for the six months ended June 30, 2026, from net losses totaling $10.5 million for the six months ended June 30, 2025.

The net losses of $138.0 million recorded during the six months ended June 30, 2026 consisted of net losses of $132.0 million to adjust the carrying value of closure and post-closure liabilities, net losses of $4.0 million on the disposal of property and equipment and net losses of $2.0 million to adjust an environmental liability at an operating facility.

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

Operating Income.  Operating income decreased $21.9 million, or 4.8%, to $437.6 million for the three months ended June 30, 2026, from $459.5 million for the three months ended June 30, 2025. Operating income decreased $48.2 million, or 5.7%, to $801.6 million for the six months ended June 30, 2026, from $849.8 million for the six months ended June 30, 2025.

The decreases in our operating income for both the three and six months ended June 30, 2026 were due primarily to increased impairments and other operating items, increases in operating expenses from acquisitions closed during, or subsequent to, the three and six months ended June 30, 2025, increased taxes on revenue, higher depreciation, increased labor and recurring incentive compensation expenses and higher trucking costs, partially offset by price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the three and six months ended June 30, 2025, and a decrease in direct acquisition expenses.

Operating income as a percentage of revenues decreased 2.0 percentage points to 17.1% for the three months ended June 30, 2026, from 19.1% for the three months ended June 30, 2025.  The decrease as a percentage of revenues was comprised of a 2.2 percentage point increase in impairments and other operating items, a 0.1 percentage point increase in depreciation and a 0.1 percentage point increase in selling, general and administrative expenses, partially offset by a 0.2 percentage point decrease in amortization and a 0.2 percentage point decrease in cost of operations.

Operating income as a percentage of revenues decreased 2.0 percentage points to 16.3% for the six months ended June 30, 2026, from 18.3% for the six months ended June 30, 2025.  The decrease as a percentage of revenues was comprised of a 2.6 percentage point increase in impairments and other operating items and a 0.2 percentage point increase in depreciation, partially offset by a 0.3 percentage point decrease in cost of operations, a 0.3 percentage point decrease in selling, general and administrative expenses and a 0.2 percentage point decrease in amortization.

Interest Expense.  Interest expense increased $8.4 million, or 10.2%, to $91.2 million for the three months ended June 30, 2026, from $82.8 million for the three months ended June 30, 2025. The increase was primarily attributable to an increase of $7.2 million from the issuance of $600.0 million of senior unsecured notes in March 2026 and an increase of $4.6 million from the issuance of $500.0 million of senior unsecured notes in June 2025, partially offset by a decrease of $3.3 million due to a decrease in the average borrowings outstanding under our credit facilities during the three months ended June 30, 2026 and $0.1 million of other net expense decreases.

Interest expense increased $15.3 million, or 9.3%, to $178.9 million for the six months ended June 30, 2026, from $163.6 million for the six months ended June 30, 2025. The increase was primarily attributable to an increase of $11.2 million from the issuance of $500.0 million of senior unsecured notes in June 2025, an increase of $8.4 million from the issuance of $600.0 million of senior unsecured notes in March 2026 and $0.4 million of other net expense increases, partially offset by a decrease of $2.6 million from lower interest rates on borrowings outstanding during the comparable periods and a decrease of $2.1 million due to a decrease in the average borrowings outstanding under our credit facilities during the six months ended June 30, 2026.

Interest Income.  Interest income increased $1.8 million, or 78.3%, to $4.1 million for the three months ended June 30, 2026, from $2.3 million for the three months ended June 30, 2025. Interest income increased $3.1 million, or 77.3%, to $7.2 million for the six months ended June 30, 2026, from $4.1 million for the six months ended June 30, 2025.  The increases were primarily attributable to higher average cash balances in the current period, partially offset by lower average investment rates.

Other Income, Net.  Other income, net increased $23.2 million to an income total of $33.3 million for the three months ended June 30, 2026, from an income total of $10.1 million for the three months ended June 30, 2025.

Other income of $33.3 million recorded during the three months ended June 30, 2026 consisted of $22.6 million from a refund on fees paid in prior periods, $6.3 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations, $3.2 million from a vendor rebate and the reimbursement of expenditures and $1.2 million of income from other sources.

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

Other income, net increased $25.4 million to an income total of $37.3 million for the six months ended June 30, 2026, from an income total of $11.9 million for the six months ended June 30, 2025.

Other income of $37.3 million recorded during the six months ended June 30, 2026 consisted of $22.6 million from a refund on fees paid in prior periods, $5.7 million from the write-off of a liability associated with a closed facility for which no future obligation exists, $5.5 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations, $3.2 million from a vendor rebate and the reimbursement of expenditures and $0.3 million of income from other sources.

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

Income Tax Provision.  Income taxes decreased $11.6 million, to $87.3 million for the three months ended June 30, 2026, from $98.9 million for the three months ended June 30, 2025. Our effective tax rate for the three months ended June 30, 2026 was 22.8%. Our effective tax rate for the three months ended June 30, 2025 was 25.4%. Income taxes decreased $18.8 million, to $151.5 million for the six months ended June 30, 2026, from $170.3 million for the six months ended June 30, 2025. Our effective tax rate for the six months ended June 30, 2026 was 22.7%. Our effective tax rate for the six months ended June 30, 2025 was 24.3%.

The income tax provision for the three and six months ended June 30, 2026 included a benefit of $0.1 million and $0.3 million, respectively, from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

The income tax provision for the three and six months ended June 30, 2025 included a benefit of $0.2 million and $4.8 million, respectively, from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented. For details on revenue by service line, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For the six months ended June 30, 2026, we managed our operations through the following six geographic solid waste operating segments: Southern, Western, Eastern, Central, Canada and MidSouth. Our six geographic solid waste operating segments comprise our reportable segments.  Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Certain corporate or regional overhead expense allocations may affect comparability of the segment information presented herein on a period-over-period basis.

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

Three Months Ended		Segment		EBITDA
June 30, 2026	Revenue	Expenses	EBITDA (b)	Margin
Southern	$518,650	$347,806	$170,844	32.9%
Western	492,725	358,989	133,736	27.1%
Eastern	443,954	322,310	121,644	27.4%
Central	423,761	268,834	154,927	36.6%
Canada	385,767	217,855	167,912	43.5%
MidSouth	296,750	216,061	80,689	27.2%
Corporate(a)	—	7,855	(7,855)	—
	$2,561,607	$1,739,710	$821,897	32.1%

Three Months Ended		Segment		EBITDA
June 30, 2025	Revenue	Expenses	EBITDA (b)	Margin
Southern	$476,945	$322,638	$154,307	32.4%
Western	461,665	333,696	127,969	27.7%
Eastern	442,213	327,873	114,340	25.9%
Central	402,087	258,667	143,420	35.7%
Canada	343,416	187,477	155,939	45.4%
MidSouth	280,729	202,239	78,490	28.0%
Corporate(a)	—	3,233	(3,233)	—
	$2,407,055	$1,635,823	$771,232	32.0%

Six Months Ended		Segment		EBITDA
June 30, 2026	Revenue	Expenses	EBITDA	Margin
Southern	$1,011,689	$680,336	$331,353	32.8%
Western	955,173	698,051	257,122	26.9%
Eastern	849,676	620,024	229,652	27.0%
Central	820,524	520,519	300,005	36.6%
Canada	730,595	413,736	316,859	43.4%
MidSouth	564,582	410,584	153,998	27.3%
Corporate(a)	—	8,679	(8,679)	—
	$4,932,239	$3,351,929	$1,580,310	32.0%

Six Months Ended		Segment		EBITDA
June 30, 2025	Revenue	Expenses	EBITDA	Margin
Southern	$930,347	$627,340	$303,007	32.6%
Western	900,067	659,752	240,315	26.7%
Eastern	845,483	628,048	217,435	25.7%
Central	775,470	500,341	275,129	35.5%
Canada	646,147	354,637	291,510	45.1%
MidSouth	537,717	390,308	147,409	27.4%
Corporate(a)	—	16,973	(16,973)	—
	$4,635,231	$3,177,399	$1,457,832	31.5%
(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses, expenses associated with common shares held in the deferred compensation plan exchanged for other investment options and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA for our Corporate segment for the periods presented.

(b)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in our most recent Annual Report on Form 10-K.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 10 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue, segment expenses and EBITDA for our reportable segments for the three and six month periods ended June 30, 2026, compared to the three and six month periods ended June 30, 2025, are discussed below.

Southern

Revenue increased $41.7 million to $518.6 million for the three months ended June 30, 2026, from $476.9 million for the three months ended June 30, 2025. Revenue increased $81.3 million to $1.012 billion for the six months ended June 30, 2026, from $930.3 million for the six months ended June 30, 2025. The increases for the three and six months ended June 30, 2026 were due to price increases, contributions from acquisitions and higher E&P waste revenues attributable to increases in drilling and production activity, partially offset by lower commercial collection volumes, a decrease in post-collection volumes, lower recyclable commodity revenues and a decrease from operations divested during the comparable periods.

Segment expenses increased $25.2 million to $347.8 million for the three months ended June 30, 2026, from $322.6 million for the three months ended June 30, 2025. Segment expenses increased $53.0 million to $680.3 million for the six months ended June 30, 2026, from $627.3 million for the six months ended June 30, 2025. The increases to segment expenses for the three and six months ended June 30, 2026 were due to an increase in expenses from acquisitions closed during the comparable periods, higher fuel costs due to diesel prices, an increase in third-party brokerage, higher labor costs and an increase in truck, container, equipment and facility maintenance and repair expenses, partially offset by lower risk management costs and a decrease from operations divested during the comparable periods.

EBITDA increased $16.5 million to $170.8 million, or a 32.9% EBITDA margin for the three months ended June 30, 2026, from $154.3 million, or a 32.4% EBITDA margin for the three months ended June 30, 2025. EBITDA increased $28.4 million to $331.4 million, or a 32.8% EBITDA margin for the six months ended June 30, 2026, from $303.0 million, or a 32.6% EBITDA margin for the six months ended June 30, 2025. The increases in our EBITDA margin for the three and six months ended June 30, 2026 were due to lower risk management costs, a decrease in landfill monitoring and maintenance costs, lower labor costs as a percentage of revenue and a decrease in uncollectible accounts receivable, partially offset by higher fuel costs due to diesel prices and the impact of acquisitions having lower EBITDA margins than our segment average.

Western

Revenue increased $31.0 million to $492.7 million for the three months ended June 30, 2026, from $461.7 million for the three months ended June 30, 2025. Revenue increased $55.1 million to $955.2 million for the six months ended June 30, 2026, from $900.1 million for the six months ended June 30, 2025. The increases for the three and six months ended June 30, 2026 were due to price increases, contributions from acquisitions, an increase in residential and commercial collection volumes, higher recyclable commodity revenues and an increase in post-collection volumes, partially offset by a decrease in intermodal activity and lower E&P waste revenues.

Segment expenses increased $25.3 million to $359.0 million for the three months ended June 30, 2026, from $333.7 million for the three months ended June 30, 2025. Segment expenses increased $38.3 million to $698.1 million for the six months ended June 30, 2026, from $659.8 million for the six months ended June 30, 2025. The increases to segment expenses for the three and six months ended June 30, 2026 were due to higher labor and benefits costs, an increase in expenses from acquisitions closed during the comparable periods, higher operating costs associated with higher collection volumes, an increase in fuel costs due to diesel prices and higher truck, container, equipment and facility maintenance and repair expenses, partially offset by a decrease in risk management costs.

EBITDA increased $5.7 million to $133.7 million, or a 27.1% EBITDA margin for the three months ended June 30, 2026, from $128.0 million, or a 27.7% EBITDA margin for the three months ended June 30, 2025. EBITDA increased $16.8 million to $257.1 million, or a 26.9% EBITDA margin for the six months ended June 30, 2026, from $240.3 million, or a 26.7% EBITDA margin for the six months ended June 30, 2025. The decrease in our EBITDA margin for the three months ended June 30, 2026 was due primarily to higher fuel costs due to diesel prices and the impact of acquisitions having lower EBITDA margins than our segment average, partially offset by lower risk management costs. The increase in our EBITDA margin for the six months ended June 30, 2026 was primarily due to lower risk management costs and a decrease in post-closure liability interest accretion expense, partially offset by higher fuel costs and the impact of acquisitions having lower EBITDA margins than our segment average.

Eastern

Revenue increased $1.8 million to $444.0 million for the three months ended June 30, 2026, from $442.2 million for the three months ended June 30, 2025. Revenue increased $4.2 million to $849.7 million for the six months ended June 30, 2026, from $845.5 million for the six months ended June 30, 2025. The increases for the three and six months ended June 30, 2026 were due to price increases and contributions from acquisitions, partially offset by lower commercial collection volumes, decreases in roll off and post-collection volumes and a decrease in recyclable commodity revenues as compared to the prior periods.

Segment expenses decreased $5.6 million to $322.3 million for the three months ended June 30, 2026, from $327.9 million for the three months ended June 30, 2025. Segment expenses decreased $8.0 million to $620.0 million for the six months ended June 30, 2026, from $628.0 million for the six months ended June 30, 2025. The decreases to segment expenses for the three and six months ended June 30, 2026 were due to a decrease in disposal expense, lower labor costs, a decrease in truck, container, equipment and facility maintenance and repair expenses, and lower risk management costs, partially offset by an increase in expenses from acquisitions closed during the comparable periods.

EBITDA increased $7.3 million to $121.6 million, or a 27.4% EBITDA margin for the three months ended June 30, 2026, from $114.3 million, or a 25.9% EBITDA margin for the three months ended June 30, 2025. EBITDA increased $12.3 million to $229.7 million, or a 27.0% EBITDA margin for the six months ended June 30, 2026, from $217.4 million, or a 25.7% EBITDA margin for the six months ended June 30, 2025. The increases in our EBITDA margin for the three and six months ended June 30, 2026 were due primarily to price-led revenue growth, lower risk management costs, and the impact of acquisitions having higher EBITDA margins than our segment average, partially offset by higher fuel costs due to diesel prices.

Central

Revenue increased $21.7 million to $423.8 million for the three months ended June 30, 2026, from $402.1 million for the three months ended June 30, 2025. Revenue increased $45.0 million to $820.5 million for the six months ended June 30, 2026, from $775.5 million for the six months ended June 30, 2025. The increases for the three and six months ended June 30, 2026 were due to price increases, contributions from acquisitions and an increase in landfill gas sales, partially offset by lower roll off volumes, a decrease in commercial and residential collection volumes and lower E&P waste revenues.

Segment expenses increased $10.1 million to $268.8 million for the three months ended June 30, 2026, from $258.7 million for the three months ended June 30, 2025. Segment expenses increased $20.2 million to $520.5 million for the six months ended June 30, 2026, from $500.3 million for the six months ended June 30, 2025. The increases to segment expenses for the three and six months ended June 30, 2026 were due to higher fuel costs due to diesel prices, an increase in labor and benefits expenses, higher third-party brokerage, an increase in truck, container, equipment and facility maintenance and repair expenses, higher operating costs associated with higher post-collection volumes, and an increase in fees paid for the processing of recyclable materials, partially offset by a decrease in risk management costs.

EBITDA increased $11.5 million to $154.9 million, or a 36.6% EBITDA margin for the three months ended June 30, 2026, from $143.4 million, or a 35.7% EBITDA margin for the three months ended June 30, 2025. EBITDA increased $24.9 million to $300.0 million, or a 36.6% EBITDA margin for the six months ended June 30, 2026, from $275.1 million, or a 35.5% EBITDA margin for the six months ended June 30, 2025. The increases in our EBITDA margin for the three and six months ended June 30, 2026 were due primarily to lower labor and benefits costs as a percentage of revenue, a decrease in risk management costs, and price-led revenue growth, partially offset by higher fuel costs due to diesel prices and an increase in uncollectible accounts receivable.

Canada

Revenue increased $42.4 million to $385.8 million for the three months ended June 30, 2026, from $343.4 million for the three months ended June 30, 2025. Revenue increased $84.5 million to $730.6 million for the six months ended June 30, 2026, from $646.1 million for the six months ended June 30, 2025. The increases for the three and six months ended June 30, 2026 were due to price increases, higher E&P waste revenues attributable to an increase in volumes, an increase in landfill gas sales, contributions from acquisitions and a higher average foreign currency exchange rate in effect during the comparable reporting periods, partially offset by a decrease in commercial and residential collection volumes.

Segment expenses increased $30.4 million to $217.9 million for the three months ended June 30, 2026, from $187.5 million for the three months ended June 30, 2025. Segment expenses increased $59.1 million to $413.7 million for the six months ended June 30, 2026, from $354.6 million for the six months ended June 30, 2025. The increases to segment expenses for the three and six months ended June 30, 2026 were due to an increase in operating costs associated with an increase in E&P and landfill volumes, higher third-party brokerage, an increase in fuel costs due to diesel prices, higher expenses associated with a new operating facility, an increase in labor and benefits expenses, higher allocated corporate overhead and an increase in expenses from acquisitions closed during the comparable periods.

EBITDA increased $12.0 million to $167.9 million, or a 43.5% EBITDA margin for the three months ended June 30, 2026, from $155.9 million, or a 45.4% EBITDA margin for the three months ended June 30, 2025. EBITDA increased $25.4 million to $316.9 million, or a 43.4% EBITDA margin for the six months ended June 30, 2026, from $291.5 million, or a 45.1% EBITDA margin for the six months ended June 30, 2025. The decreases in our EBITDA margin for the three and six months ended June 30, 2026 were due to increases in costs associated with incremental volumes, a new operating facility developed subsequent to the prior periods and higher fuel costs due to diesel prices, partially offset by lower labor and benefits costs as a percentage of revenue and an increase in renewable energy credits generated.

MidSouth

Revenue increased $16.0 million to $296.7 million for the three months ended June 30, 2026, from $280.7 million for the three months ended June 30, 2025. Revenue increased $26.9 million to $564.6 million for the six months ended June 30, 2026, from $537.7 million for the six months ended June 30, 2025. The increases for the three and six months ended June 30, 2026 were due to price increases and contributions from acquisitions, partially offset by a decrease in residential and commercial collection volumes, lower recyclable commodity revenues, a decrease in post-collection volumes and lower landfill gas sales.

Segment expenses increased $13.9 million to $216.1 million for the three months ended June 30, 2026, from $202.2 million for the three months ended June 30, 2025. Segment expenses increased $20.3 million to $410.6 million for the six months ended June 30, 2026, from $390.3 million for the six months ended June 30, 2025. The increases to segment expenses for the three and six months ended June 30, 2026 were due to an increase in third-party brokerage, higher labor and benefits expenses, an increase in fuel costs due to diesel prices, higher risk management costs, an increase in truck, container, equipment and facility maintenance and repair expenses and an increase in expenses from acquisitions closed during the comparable periods.

EBITDA increased $2.2 million to $80.7 million, or a 27.2% EBITDA margin for the three months ended June 30, 2026, from $78.5 million, or a 28.0% EBITDA margin for the three months ended June 30, 2025. EBITDA increased $6.6 million to $154.0 million, or a 27.3% EBITDA margin for the six months ended June 30, 2026, from $147.4 million, or a 27.4% EBITDA margin for the six months ended June 30, 2025. The decreases in our EBITDA margin for the three and six months ended June 30, 2026 were due primarily to an increase in fuel costs and higher risk management costs, partially offset by lower labor and benefits costs as a percentage of revenue.

Corporate

Segment expenses increased $4.7 million to $7.9 million for the three months ended June 30, 2026, from $3.2 million for the three months ended June 30, 2025. Segment expenses decreased $8.3 million to $8.7 million for the six months ended June 30, 2026, from $17.0 million for the six months ended June 30, 2025. The increase to segment expenses for the three months ended June 30, 2026 was due to an increase in labor and benefits costs and higher deal costs associated with acquisitions closed during, or subsequent to, the prior periods, partially offset by lower professional fees, an increase in allocation of costs to our operating segments, and lower travel and meetings expenses. The decrease to segment expenses for the six months ended June 30, 2026 was due to a decrease in professional fees and lower deal costs associated with acquisitions closed during, or subsequent to, the prior periods, partially offset by an increase in labor and benefits costs and a decrease in allocation of costs to our operating segments. EBITDA decreased $4.7 million and increased $8.3 million for the three and six months ended June 30, 2026, respectively, as compared to the prior periods, due to the changes in segment expenses.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth cash flow information for the six months ended June 30, 2026 and 2025 (in thousands of U.S. dollars):

	Six Months Ended
	June 30,
	2026	2025
Net cash provided by operating activities	$1,278,886	$1,179,741
Net cash used in investing activities	(961,952)	(1,019,972)
Net cash used in financing activities	(282,531)	(92,478)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,405)	2,007
Net increase in cash, cash equivalents and restricted cash	31,998	69,298
Cash, cash equivalents and restricted cash at beginning of period	229,580	198,173
Cash, cash equivalents and restricted cash at end of period	$261,578	$267,471

Operating Activities Cash Flows

Net cash provided by operating activities increased $99.1 million to $1.279 billion for the six months ended June 30, 2026, from net cash provided by operating activities of $1.180 billion for the six months ended June 30, 2025.  The significant components of the increase included the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $126.7 million from an increase in net income, excluding depreciation, amortization of intangibles, share-based compensation, adjustments to closure and post-closure liabilities, adjustments to and payments of contingent consideration, provision for expected credit losses, interest accretion and gain on disposal of assets, operations, and impairments, due primarily to price increases and operating income generated from acquisitions closed during, or subsequent to, the six months ended June 30, 2025.

2)	Accounts receivable — Our increase in net cash provided by operating activities was favorably impacted by $18.9 million from accounts receivable as changes in accounts receivable resulted in a decrease to operating cash flows of $55.4 million for the six months ended June 30, 2026, compared to a decrease to operating cash flows of $74.3 million for the six months ended June 30, 2025. The decrease for the six months ended June 30, 2026 was driven by higher revenues, which remained as outstanding receivables at the end of the period, partially offset by improved receivables turnover from collection efforts. The decrease for the six months ended June 30, 2025 was due to increases in revenue, which remained as outstanding receivables at the end of the period.
3)	Closure and post-closure expenditures — Our increase in net cash provided by operating activities was favorably impacted by $14.7 million from a decrease in payments for closure and post-closure activities as changes in expenditures for these items resulted in a decrease to operating cash flows of $137.2 million for the six months ended June 30, 2026 as compared to a decrease to operating cash flows of $151.9 million for the six months ended June 30, 2025.
4)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was unfavorably impacted by $34.8 million from accounts payable and accrued liabilities as changes in accounts payable and accrued liabilities resulted in an increase to operating cash flows of $41.1 million for the six months ended June 30, 2026, compared to an increase to operating cash flows of $75.9 million for the six months ended June 30, 2025. The increase for the six months ended June 30, 2026 was due primarily to outstanding obligations to vendors and an increase in accrued insurance costs. The increase for the six months ended June 30, 2025 was due primarily to outstanding obligations to vendors and an increase in accrued payroll.
5)	Deferred income taxes — Our increase in net cash provided by operating activities was unfavorably impacted by $21.1 million from deferred income taxes as changes in deferred income taxes resulted in an increase to operating cash flows of $37.2 million for the six months ended June 30, 2026, compared to an increase to operating cash flows of $58.3 million for the six months ended June 30, 2025. The increases for the six months ended June 30, 2026 and 2025 were attributable to capital expenditures providing tax benefits resulting from accelerated depreciation and tax benefits resulting from payments for closure and post-closure activities in the periods.

At June 30, 2026, we had a working capital deficit of $729.0 million, including cash and equivalents of $98.2 million.  Our working capital deficit decreased $83.7 million from a working capital deficit of $812.7 million at December 31, 2025 including cash and equivalents of $46.0 million, due primarily to an increase in cash and equivalents and an increase in accounts receivable as a result of increases in revenue and improved receivables turnover. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Revolving Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $58.0 million to $962.0 million for the six months ended June 30, 2026, from $1.020 billion for the six months ended June 30, 2025. The significant components of the decrease included the following:

1)	A decrease in cash paid for acquisitions of $201.1 million; less
2)	An increase in capital expenditures at operations owned in the comparable period of $81.0 million due to ongoing projects and expenditures for trucks and equipment, partially offset by a decrease in expenditures for facility improvements;
3)	An increase in capital expenditures for undeveloped land at certain existing facilities of $51.0 million; and
4)	An increase in capital expenditures at operations acquired during the comparable period of $20.2 million due to expenditures for facility improvements, trucks and equipment.

Financing Activities Cash Flows

Net cash used in financing activities increased $190.0 million to $282.5 million for the six months ended June 30, 2026, from $92.5 million for the six months ended June 30, 2025. The significant components of the increase included the following:

1)	An increase from higher payments to repurchase our common shares of $614.1 million during the six months ended June 30, 2026;
2)	An increase from higher cash dividends paid of $14.2 million due primarily to an increase in our quarterly dividend rate for the six months ended June 30, 2026 to $0.350 per share, from $0.315 per share for the six months ended June 30, 2025; less
3)	A decrease from the net change in long-term borrowings of $403.2 million in which long-term borrowings increased $529.8 million during the six months ended June 30, 2026 and increased $126.6 million during the six months ended June 30, 2025; and
4)	A decrease from lower payments related to contingent consideration of $18.2 million in which contingent consideration costs decreased $4.7 million during the six months ended June 30, 2026 and decreased $22.9 million during the six months ended June 30, 2025.

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

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis.  In October 2025, we announced that our Board of Directors increased our regular quarterly cash dividend by $0.035, from $0.315 to $0.350 per share.  Cash dividends of $177.1 million and $163.0 million were paid during the six months ended June 30, 2026 and 2025, respectively. We cannot assure as to the amounts or timing of future dividends.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures, including for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future. We made $598.9 million in capital expenditures for property and equipment during the six months ended June 30, 2026, and we expect to make total capital expenditures for property and equipment in 2026 of approximately $1.250 billion.  In addition, we made $51.0 million in capital expenditures for undeveloped land during the six months ended June 30, 2026 and may opportunistically make other capital expenditures related to future development.  We have funded and intend to fund the balance of our planned 2026 capital expenditures principally through cash on hand, internally generated funds and borrowings under our Revolving Credit Agreement. In addition, we may make substantial additional capital expenditures in acquiring land and municipal solid waste and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, Revolving Credit Agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our Revolving Credit Agreement or raise other capital. Our access to funds under the Revolving Credit Agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

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

At June 30, 2026, $2.275 billion under the revolving credit facility was outstanding under the Revolving Credit Agreement, exclusive of outstanding standby letters of credit of $37.7 million. We also had $199.0 million of letters of credit issued and outstanding at June 30, 2026 under facilities other than the Revolving Credit Agreement.  Our Revolving Credit Agreement matures on February 27, 2029.

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

At June 30, 2026, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$9,364,284	$8,094	$3,640,280	$608,734	$5,107,176
Cash interest payments	$2,745,025	$354,478	$682,474	$405,728	$1,302,345
Contingent consideration	$94,719	$61,416	$3,224	$3,224	$26,855
Operating leases	$403,429	$31,115	$106,135	$79,754	$186,425
Final capping, closure and post-closure	$2,453,384	$130,735	$179,279	$52,712	$2,090,658

Long-term debt payments include:

1)	$2.275 billion in principal payments due February 27, 2029 related to our revolving credit facility under our Revolving Credit Agreement. We may elect to draw amounts on our Revolving Credit Agreement in U.S. dollar term SOFR rate loans, U.S. dollar base rate loans, Canadian dollar term CORRA rate loans, and Canadian dollar prime rate loans. At June 30, 2026, $1.135 billion of the outstanding borrowings drawn under the revolving credit facility were in U.S. term SOFR rate loans, which bear interest at the term SOFR rate plus the applicable margin (for a total rate ranging from 4.50% to 4.52% on such date). At June 30, 2026, $1.140 billion of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based CORRA rate loans, which bear interest at the term CORRA rate plus the applicable margin (for a total rate ranging from 3.44% to 3.45% on such date).
2)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
3)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
4)	$351.9 million in principal payments due 2029 related to our New 2029 Senior Notes. The New 2029 Senior Notes bear interest at a rate of 4.50%.
5)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
6)	$650.0 million in principal payments due 2032 related to our 2032 Senior Notes. The 2032 Senior Notes bear interest at a rate of 2.20%.

7)	$500.0 million in principal payments due 2032 related to our New 2032 Senior Notes. The New 2032 Senior Notes bear interest at a rate of 3.20%.
8)	$750.0 million in principal payments due 2033 related to our 2033 Senior Notes. The 2033 Senior Notes bear interest at a rate of 4.20%.
9)	$750.0 million in principal payments due 2034 related to our 2034 Senior Notes. The 2034 Senior Notes bear interest at a rate of 5.00%.
10)	$500.0 million in principal payments due 2035 related to our 2035 Senior Notes. The 2035 Senior Notes bear interest at a rate of 5.25%.
11)	$600.0 million in principal payments due 2036 related to our 2036 Senior Notes. The 2036 Senior Notes bear interest at a rate of 4.80%.
12)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
13)	$850.0 million in principal payments due 2052 related to our 2052 Senior Notes. The 2052 Senior Notes bear interest at a rate of 2.95%.
14)	$22.6 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at June 30, 2026, and have maturity dates ranging from 2028 to 2044.
15)	$14.9 million in principal payments related to our financing leases. Our financing leases bear interest at rates between 1.89% and 5.35% at June 30, 2026, and have expiration dates ranging from 2026 to 2035.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Revolving Credit Agreement using the term SOFR rate plus the applicable term SOFR margin, the base rate plus the applicable base rate margin, the term CORRA rate plus the applicable margin and the Canadian prime rate plus the applicable prime rate margin at June 30, 2026. We assumed the Revolving Credit Agreement is paid off when it matures in February 2029.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the term SOFR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $81.1 million recorded as liabilities in our Condensed Consolidated Financial Statements at June 30, 2026, and $13.6 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$121,241	$92,563	$27,643	$1,035	$—
(1)	We are party to unconditional purchase obligations. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At June 30, 2026, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 42.1 million gallons remaining to be purchased for a total of $121.2 million. The current fuel purchase contracts expire on or before December 31, 2029. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2026, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P waste operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $2.290 billion and $2.157 billion at June 30, 2026 and December 31, 2025, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2026, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the six-month periods ended June 30, 2026 and 2025, at all of our landfills during the respective period, is shown below (tons in thousands):

	Six Months Ended June 30,
	2026		2025
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	108	25,474	106	24,731
Operated landfills	7	357	7	348
	115	25,831	113	25,079

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three and six-month periods ended June 30, 2026 and 2025, is calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$296,399	$290,276	$515,742	$531,787
Plus: Income tax provision	87,331	98,882	151,546	170,348
Plus: Interest expense	91,203	82,751	178,922	163,626
Less: Interest income	(4,126)	(2,314)	(7,239)	(4,084)
Plus: Depreciation and amortization	325,877	307,657	640,626	597,606
Plus: Closure and post-closure accretion	10,328	11,942	20,619	23,816
Plus: Impairments and other operating items	58,466	4,030	138,050	10,471
Less: Other income, net	(33,253)	(10,050)	(37,337)	(11,922)
Adjustments:
Plus: Transaction-related expenses (a)	7,588	3,973	9,948	15,943
Plus (less): Fair value changes to equity awards (b)	267	(734)	(1,269)	1,036
Adjusted EBITDA	$840,080	$786,413	$1,609,608	$1,498,627
(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as valuation measures in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income and adjusted net income per diluted share for the three and six-month periods ended June 30, 2026 and 2025, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Reported net income	$296,399	$290,276	$515,742	$531,787
Adjustments:
Amortization of intangibles (a)	47,600	50,236	94,864	97,878
Impairments and other operating items (b)	58,466	4,030	138,050	10,471
Transaction-related expenses (c)	7,588	3,973	9,948	15,943
Fair value changes to equity awards (d)	267	(734)	(1,269)	1,036
Tax effect (e)	(28,629)	(14,687)	(60,765)	(30,898)
Adjusted net income	$381,691	$333,094	$696,570	$626,217

Diluted earnings per common share:
Reported net income	$1.17	$1.12	$2.02	$2.05
Adjusted net income	$1.50	$1.29	$2.73	$2.42
(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	The aggregate tax effect of the adjustments in footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.

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

At June 30, 2026, our derivative instruments included one interest rate swap agreement that effectively fixes the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at June 30, 2026 and December 31, 2025, of $2.075 billion and $2.182 billion, respectively, including floating rate debt under our Revolving Credit Agreement. A one percentage point increase in interest rates on our variable-rate debt at June 30, 2026 and December 31, 2025, would decrease our annual pre-tax income by approximately $20.7 million and $21.8 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreement described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts.  At June 30, 2026, we had no fuel hedge agreements in place; however, we have entered into fixed price diesel fuel purchase contracts for the six months ended June 30, 2026 as described below.

For the year ending December 31, 2026, we expect to purchase approximately 92.2 million gallons of diesel fuel, of which 50.4 million gallons will be purchased at market prices and 41.8 million gallons will be purchased under our fixed price diesel fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  During the six month period of July 1, 2026 to December 31, 2026, we expect to purchase approximately 25.2 million gallons of diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of diesel fuel over the remaining six months in 2026 would decrease our pre-tax income during this period by approximately $2.5 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the six months ended June 30, 2026 and 2025, would have had a $11.3 million and $12.6 million impact on revenues, respectively.

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

Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded as of June 30, 2026, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Information regarding our legal proceedings can be found in Note 17 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 8, 2025, we announced the annual renewal of our NCIB to purchase up to 12,855,691 of our common shares during the period of August 12, 2025 to August 11, 2026 or until such earlier time as the NCIB is completed or terminated at our option. The renewal followed the conclusion of our previous NCIB that expired August 11, 2025.  Under the NCIB, we may make share repurchases on the TSX, the NYSE, the NYSE Texas, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction and subject to certain volume limitations in accordance with the rules of the TSX and the SEC.  The timing and amounts of any repurchases pursuant to the NCIB will depend on market conditions, share price and other factors, including potential acquisition growth opportunities.  All common shares purchased under the NCIB will be immediately cancelled following their repurchase. During the six months ended June 30, 2026, we repurchased 3.8 million of our common shares pursuant to the NCIB in effect during that period at an aggregate cost of $614.5 million, or an average price of $163.53 per share.  The table below reflects repurchases we made during the three months ended June 30, 2026:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share (a)	Program (b)	the Program (b)
4/1/26 - 4/30/26	541,205	$165.35	541,205	9,160,001
5/1/26 - 5/31/26	453,691	$156.42	453,691	8,706,310
6/1/26 - 6/30/26	1,067,750	$159.30	1,067,750	7,638,560
	2,062,646	$160.25	2,062,646
(a)	This amount represents the weighted average price paid per common share. This price includes a per share commission and buyback taxes paid for all repurchases.
(b)	The annual renewal of our NCIB was announced on August 8, 2025, and unless terminated at our option, it will expire on August 11, 2026 or, if earlier, upon the purchase of the full 12,855,691 common shares authorized for purchase under the NCIB.

On July 21, 2026, our Board of Directors approved, subject to receipt of regulatory approvals, the annual renewal of our NCIB.  The renewal is expected to commence following the conclusion of our current NCIB expiring August 11, 2026.  Subject to receipt of regulatory approval, we anticipate that we will be authorized to make purchases during the period of August 12, 2026 to August 11, 2027 or until such earlier time as the NCIB is completed or terminated at our option.

Item 5.Other Information

Rule 10b5-1 Trading Plans.

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

WASTE CONNECTIONS, INC.

Date: July 23, 2026	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
President and Chief Executive Officer

Date: July 23, 2026	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Executive Vice President and Chief Financial Officer