Form 10-Q
period 2026-09-30
Waste Connections, Inc.
filed 2026-10-22
CIK 1318220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-34370

WASTE CONNECTIONS, INC.

(Exact name of registrant as specified in its charter)

Ontario, Canada

(State or other jurisdiction of incorporation or organization)

98-1202763

(I.R.S. Employer Identification No.)

3 Waterway Square Place, Suite 110

The Woodlands, Texas 77380

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares:

As of October 9, 2026: 250,175,523 common shares

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and equivalents	$95,694	$45,968
Accounts receivable, net of allowance for credit losses of $23,669 and $21,402 at September 30, 2026 and December 31, 2025, respectively	1,106,208	1,024,992
Prepaid expenses and other current assets	235,136	240,603
Total current assets	1,437,038	1,311,563

Restricted cash	183,125	183,612
Restricted investments	73,896	80,757
Property and equipment, net	9,005,291	8,733,327
Operating lease right-of-use assets	320,279	312,508
Goodwill	8,413,634	8,392,249
Intangible assets, net	1,967,946	2,006,200
Other assets, net	109,059	109,147
Total assets	$21,510,268	$21,129,363
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$811,498	$765,227
Book overdraft	14,841	14,674
Deferred revenue	436,145	416,025
Accrued liabilities	776,370	810,367
Current portion of operating lease liabilities	48,043	44,272
Current portion of contingent consideration	60,120	65,029
Current portion of long-term debt and notes payable	7,801	8,667
Total current liabilities	2,154,818	2,124,261

Long-term portion of debt and notes payable	9,427,069	8,811,104
Long-term portion of operating lease liabilities	275,113	267,000
Long-term portion of contingent consideration	19,464	19,667
Deferred income taxes	1,146,675	1,085,613
Other long-term liabilities	603,087	576,337
Total liabilities	13,626,226	12,883,982

Commitments and contingencies (Note 17)

Shareholders' equity:
Common shares: Unlimited shares authorized; 250,293,972 shares issued and 250,247,624 shares outstanding at September 30, 2026; 255,661,011 shares issued and 255,614,663 shares outstanding at December 31, 2025	1,845,308	2,783,431
Additional paid-in capital	406,383	373,239
Accumulated other comprehensive loss	(176,879)	(111,044)
Treasury shares: 46,348 and 46,348 shares at September 30, 2026 and December 31, 2025, respectively	—	—
Retained earnings	5,809,230	5,199,755
Total shareholders' equity	7,884,042	8,245,381
Total liabilities and shareholders' equity	$21,510,268	$21,129,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$2,638,081	$2,458,378	$7,570,319	$7,093,609
Operating expenses:
Cost of operations	1,501,143	1,406,854	4,341,459	4,091,153
Selling, general and administrative	253,934	236,476	765,546	729,576
Depreciation	290,625	263,999	836,387	763,727
Amortization of intangibles	48,783	51,331	143,647	149,209
Impairments and other operating items	1,851	60,127	139,901	70,598
Operating income	541,745	439,591	1,343,379	1,289,346

Interest expense	(96,376)	(84,449)	(275,298)	(248,074)
Interest income	2,988	5,090	10,227	9,174
Other income, net	2,768	14,542	40,105	26,463
Income before income tax provision	451,125	374,774	1,118,413	1,076,909

Income tax provision	(91,901)	(88,503)	(243,446)	(258,852)
Net income	$359,224	$286,271	$874,967	$818,057

Earnings per common share:
Basic	$1.43	$1.11	$3.45	$3.17
Diluted	$1.43	$1.11	$3.45	$3.16

Shares used in the per share calculations:
Basic	251,338,542	256,948,902	253,369,277	257,835,515
Diluted	251,873,132	257,580,321	253,855,805	258,484,698

Cash dividends per common share	$0.350	$0.315	$1.050	$0.945

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$359,224	$286,271	$874,967	$818,057

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	(463)	(3,434)	(1,354)	(10,158)
Changes in fair value of interest rate swaps	486	341	2,083	(688)
Foreign currency translation adjustment	1,751	(42,998)	(66,371)	74,628
Other comprehensive income (loss), before tax	1,774	(46,091)	(65,642)	63,782
Income tax (expense) benefit related to items of other comprehensive income (loss)	(6)	819	(193)	2,874
Other comprehensive income (loss), net of tax	1,768	(45,272)	(65,835)	66,656
Comprehensive income	$360,992	$240,999	$809,132	$884,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	TOTAL
Balances at December 31, 2025	255,614,663	$2,783,431	$373,239	$(111,044)	46,348	$—	$5,199,755	$8,245,381
Vesting of restricted share units	326,714	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	100,737	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(154,211)	—	(24,515)	—	—	—	—	(24,515)
Equity-based compensation	—	—	17,822	—	—	—	—	17,822
Exercise of warrants	2,920	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	18,135	3,031	—	—	—	—	—	3,031
Repurchase of common shares	(1,695,049)	(283,959)	—	—	—	—	—	(283,959)
Cash dividends on common shares	—	—	—	—	—	—	(88,746)	(88,746)
Amounts reclassified into earnings, net of taxes	—	—	—	(330)	—	—	—	(330)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	719	—	—	—	719
Foreign currency translation adjustment	—	—	—	(31,128)	—	—	—	(31,128)
Net income	—	—	—	—	—	—	219,344	219,344
Balances at March 31, 2026	254,213,909	2,502,503	366,546	(141,783)	46,348	—	5,330,353	8,057,619
Vesting of restricted share units	2,225	—	—	—	—	—	—	—
Vesting of deferred share units	2,047	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(8,003)	—	(470)	—	—	—	—	(470)
Equity-based compensation	—	—	23,438	—	—	—	—	23,438
Exercise of warrants	7,163	—	—	—	—	—	—	—
Repurchase of common shares	(2,062,646)	(330,548)	—	—	—	—	—	(330,548)
Cash dividends on common shares	—	—	—	—	—	—	(88,356)	(88,356)
Amounts reclassified into earnings, net of taxes	—	—	—	(325)	—	—	—	(325)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	455	—	—	—	455
Foreign currency translation adjustment	—	—	—	(36,994)	—	—	—	(36,994)
Net income	—	—	—	—	—	—	296,399	296,399
Balances at June 30, 2026	252,154,695	2,171,955	389,514	(178,647)	46,348	—	5,538,396	7,921,218
Vesting of restricted share units	34,118	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	5,567	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	2,772	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(144,095)	—	(4,294)	—	—	—	—	(4,294)
Equity-based compensation	—	—	21,163	—	—	—	—	21,163
Exercise of warrants	148,149	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	20,664	3,278	—	—	—	—	—	3,278
Repurchase of common shares	(1,974,246)	(329,925)	—	—	—	—	—	(329,925)
Cash dividends on common shares	—	—	—	—	—	—	(88,390)	(88,390)
Amounts reclassified into earnings, net of taxes	—	—	—	(340)	—	—	—	(340)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	357	—	—	—	357
Foreign currency translation adjustment	—	—	—	1,751	—	—	—	1,751
Net income	—	—	—	—	—	—	359,224	359,224
Balances at September 30, 2026	250,247,624	$1,845,308	$406,383	$(176,879)	46,348	$—	$5,809,230	$7,884,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON SHARES		PAID-IN	COMPREHENSIVE	TREASURY SHARES		RETAINED
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	TOTAL
Balances at December 31, 2024	258,019,389	$3,283,161	$325,928	$(205,740)	48,098	$—	$4,457,005	$7,860,354
Sale of common shares held in trust	1,750	324	—	—	(1,750)	—	—	324
Vesting of restricted share units	343,415	—	—	—	—	—	—	—
Vesting of performance-based restricted share units	87,964	—	—	—	—	—	—	—
Restricted share units released from deferred compensation plan	888	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(170,975)	—	(28,981)	—	—	—	—	(28,981)
Equity-based compensation	—	—	21,403	—	—	—	—	21,403
Exercise of warrants	19,660	—	—	—	—	—	—	—
Issuance of shares under employee share purchase plan	15,922	2,593	—	—	—	—	—	2,593
Cash dividends on common shares	—	—	—	—	—	—	(81,477)	(81,477)
Amounts reclassified into earnings, net of taxes	—	—	—	(2,443)	—	—	—	(2,443)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(843)	—	—	—	(843)
Foreign currency translation adjustment	—	—	—	1,740	—	—	—	1,740
Net income	—	—	—	—	—	—	241,510	241,510
Balances at March 31, 2025	258,318,013	3,286,078	318,350	(207,286)	46,348	—	4,617,038	8,014,180
Vesting of restricted share units	2,315	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(61,563)	—	(1,953)	—	—	—	—	(1,953)
Equity-based compensation	—	—	19,542	—	—	—	—	19,542
Exercise of warrants	90,092	—	—	—	—	—	—	—
Repurchase of common shares	(2,100)	(389)	—	—	—	—	—	(389)
Cash dividends on common shares	—	—	—	—	—	—	(81,473)	(81,473)
Amounts reclassified into earnings, net of taxes	—	—	—	(2,499)	—	—	—	(2,499)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	87	—	—	—	87
Foreign currency translation adjustment	—	—	—	115,886	—	—	—	115,886
Net income	—	—	—	—	—	—	290,276	290,276
Balances at June 30, 2025	258,346,757	3,285,689	335,939	(93,812)	46,348	—	4,825,841	8,353,657
Vesting of restricted share units	6,381	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of equity-based compensation	(2,021)	—	(372)	—	—	—	—	(372)
Equity-based compensation	—	—	19,000	—	—	—	—	19,000
Issuance of shares under employee share purchase plan	16,228	2,871	—	—	—	—	—	2,871
Repurchase of common shares	(2,391,251)	(441,787)	—	—	—	—	—	(441,787)
Cash dividends on common shares	—	—	—	—	—	—	(81,000)	(81,000)
Amounts reclassified into earnings, net of taxes	—	—	—	(2,524)	—	—	—	(2,524)
Changes in fair value of cash flow hedges, net of taxes	—	—	—	250	—	—	—	250
Foreign currency translation adjustment	—	—	—	(42,998)	—	—	—	(42,998)
Net income	—	—	—	—	—	—	286,271	286,271
Balances at September 30, 2025	255,976,094	$2,846,773	$354,567	$(139,084)	46,348	$—	$5,031,112	$8,093,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$874,967	$818,057
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from disposal of assets, impairments and other	10,222	71,614
Adjustments to closure and post-closure liabilities	131,977	—
Depreciation	836,387	763,727
Amortization of intangibles	143,647	149,209
Deferred income taxes, net of acquisitions	62,316	93,839
Current period provision for expected credit losses	19,488	9,321
Amortization of debt issuance costs	6,949	6,271
Share-based compensation	61,824	60,432
Interest accretion	33,311	38,411
Payment of contingent consideration recorded in earnings	(1)	(400)
Adjustments to contingent consideration	(1,315)	30,874
Other	(7,411)	(7,046)
Net change in operating assets and liabilities, net of acquisitions	(201,550)	(177,119)
Net cash provided by operating activities	1,970,811	1,857,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(368,682)	(627,310)
Capital expenditures for property and equipment	(893,732)	(794,937)
Capital expenditures for undeveloped land	(56,192)	—
Proceeds from disposal of assets	5,470	9,153
Other	1,863	(20,819)
Net cash used in investing activities	(1,311,273)	(1,433,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	2,668,176	2,222,235
Principal payments on notes payable and long-term debt	(2,022,304)	(1,808,598)
Payment of contingent consideration recorded at acquisition date	(11,211)	(28,324)
Change in book overdraft	167	(336)
Payments for repurchase of common shares	(944,432)	(442,176)
Payments for cash dividends	(265,492)	(243,950)
Tax withholdings related to net share settlements of equity-based compensation	(29,279)	(31,306)
Debt issuance costs	(9,572)	(4,825)
Proceeds from issuance of shares under employee share purchase plan	6,309	5,464
Proceeds from sale of common shares held in trust	—	324
Net cash used in financing activities	(607,638)	(331,492)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,661)	627

Net increase in cash, cash equivalents and restricted cash	49,239	92,412
Cash, cash equivalents and restricted cash at beginning of period	229,580	198,173
Cash, cash equivalents and restricted cash at end of period	$278,819	$290,585

Non-cash investing and financing activities:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$61,243	$145,526
Accrued capital expenditures for property and equipment	$64,297	$74,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

1.BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three and nine-month periods ended September 30, 2026 and 2025. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

4.REVENUE

The Company’s operations primarily consist of providing non-hazardous waste collection, transfer, disposal and recycling services, non-hazardous oil and natural gas exploration and production (“E&P”) waste treatment, recovery and disposal services and intermodal services.  The following tables disaggregate the Company’s revenues by service line for the periods indicated:

	Three Months Ended September 30, 2026
		Intercompany	Reported
	Revenue	Elimination	Revenue
Commercial	$799,636	$(1,348)	$798,288
Residential	632,158	(39)	632,119
Industrial and construction roll off	393,863	(4,384)	389,479
Total collection	1,825,657	(5,771)	1,819,886
Landfill	443,947	(170,027)	273,920
Transfer	422,662	(204,394)	218,268
Recycling	67,707	(3,001)	64,706
E&P	222,636	(9,781)	212,855
Other	60,348	(11,902)	48,446
Total	$3,042,957	$(404,876)	$2,638,081

	Three Months Ended September 30, 2025
		Intercompany	Reported
	Revenue	Elimination	Revenue
Commercial	$750,384	$(1,469)	$748,915
Residential	600,832	(211)	600,621
Industrial and construction roll off	379,123	(4,053)	375,070
Total collection	1,730,339	(5,733)	1,724,606
Landfill	414,614	(161,016)	253,598
Transfer	389,828	(187,024)	202,804
Recycling	58,351	(2,110)	56,241
E&P	188,679	(9,542)	179,137
Other	42,686	(694)	41,992
Total	$2,824,497	$(366,119)	$2,458,378

	Nine Months Ended September 30, 2026
		Intercompany	Reported
	Revenue	Elimination	Revenue
Commercial	$2,345,730	$(3,812)	$2,341,918
Residential	1,851,966	(117)	1,851,849
Industrial and construction roll off	1,126,823	(12,535)	1,114,288
Total collection	5,324,519	(16,464)	5,308,055
Landfill	1,221,935	(482,663)	739,272
Transfer	1,188,834	(585,554)	603,280
Recycling	185,302	(7,611)	177,691
E&P	621,361	(27,992)	593,369
Other	172,501	(23,849)	148,652
Total	$8,714,452	$(1,144,133)	$7,570,319

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

	Nine Months Ended September 30, 2025
		Intercompany	Reported
	Revenue	Elimination	Revenue
Commercial	$2,194,417	$(4,145)	$2,190,272
Residential	1,764,676	(633)	1,764,043
Industrial and construction roll off	1,083,107	(10,821)	1,072,286
Total collection	5,042,200	(15,599)	5,026,601
Landfill	1,155,449	(455,265)	700,184
Transfer	1,091,031	(531,453)	559,578
Recycling	188,855	(6,553)	182,302
E&P	517,695	(24,198)	493,497
Other	133,170	(1,723)	131,447
Total	$8,128,400	$(1,034,791)	$7,093,609

The factors that impact the timing and amount of revenue recognized for each service line may vary based on the nature of the service performed. Generally, the Company recognizes revenue at the time it performs a service. In the event that the Company bills for services in advance of performance, it recognizes deferred revenue for the amount billed and subsequently recognizes revenue at the time the service is provided. Substantially all of the deferred revenue recorded as of June 30, 2026 was recognized as revenue during the three months ended September 30, 2026 when the service was performed.

See Note 10 for additional information regarding revenue by reportable segment.

Contract Acquisition Costs

The incremental direct costs of obtaining a contract, which consist of sales incentives, are recognized as Other assets in the Company’s Condensed Consolidated Balance Sheets, and are amortized to Selling, general and administrative expense over the estimated life of the relevant customer relationship, which ranges from one to five years. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company would have recognized is one year or less. The Company had $30,825 and $30,055 of deferred sales incentives at September 30, 2026 and December 31, 2025, respectively.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The following is a rollforward of the Company’s allowance for credit losses for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$21,402	$25,730
Current period provision for expected credit losses	19,488	9,321
Write-offs charged against the allowance	(22,479)	(17,965)
Recoveries collected	5,318	5,668
Impact of changes in foreign currency	(60)	89
Ending balance	$23,669	$22,843

Accounts receivable, net of allowance for credit losses, was $935,027 at December 31, 2024.

6.LANDFILL ACCOUNTING

At September 30, 2026, the Company’s landfills consisted of 103 owned landfills, five landfills operated under life-of-site operating agreements and seven landfills operated under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $3,431,059 at September 30, 2026. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of September 30, 2026, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 31 years.  As of September 30, 2026, the Company is seeking to expand permitted capacity at four of its owned landfills and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 32 years.  The estimated remaining lives of the Company’s owned landfills and landfills operated under life-of-site operating agreements range from one year to several hundred years, with approximately 90% of the projected annual disposal volume from landfills with remaining lives of less than 70 years.

During the nine months ended September 30, 2026 and 2025, the Company expensed $222,999 and $197,920, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing “layers” for final capping, closure and post-closure liabilities is based on its long-term credit adjusted risk-free rate. The Company’s discount rate assumption for purposes of computing 2026 and 2025 “layers” for final capping, closure and post-closure obligations was 5.50% for both periods. The Company’s long-term inflation rate assumption is 2.75% for each of the years ending December 31, 2026 and 2025. The resulting final capping, closure and post-closure obligations are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the nine months ended September 30, 2026 and 2025, the Company expensed $30,876 and $35,793, respectively, related to final capping, closure and post-closure accretion expense. In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2025 to September 30, 2026:

Final capping, closure and post-closure liability at December 31, 2025	$651,586
Liability adjustments	181,926
Accretion expense	30,876
Closure payments	(229,773)
Assumption of closure liabilities from acquisitions	3,586
Foreign currency translation adjustment	(2,875)
Final capping, closure and post-closure liability at September 30, 2026	$635,326

Liability adjustments of $181,926 for the nine months ended September 30, 2026, represent non-cash changes to final capping, closure and post-closure liabilities and are recorded on the Condensed Consolidated Balance Sheets along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. At September 30, 2026 and December 31, 2025, the current portion of final capping, closure and post-closure liabilities, included in Accrued Liabilities on the Condensed Consolidated Balance Sheets, was $105,800 and $146,772, respectively, and the long-term portion of final capping, closure and post-closure liabilities, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets, was $529,526 and $504,814, respectively.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.  In the event that changes in an estimate for a closure and post-closure liability are associated with a significant change in facts and circumstances at a landfill or a non-operating section of a landfill, corresponding adjustments to recorded liabilities and Impairments and other operating items are made as soon as is practical.

At September 30, 2026 and December 31, 2025, $9,526 and $10,451, respectively, of the Company’s restricted cash balance and $73,730 and $80,655, respectively, of the Company’s restricted investments balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

7.ACQUISITIONS

The Company acquired nine immaterial non-hazardous solid waste collection, transfer and recycling businesses and two immaterial E&P waste treatment and disposal businesses during the nine months ended September 30, 2026.  The total transaction-related expenses incurred during the nine months ended September 30, 2026 for these acquisitions were $12,952. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The following table summarizes the consideration transferred to acquire these businesses and the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition dates for the acquisitions consummated in the nine months ended September 30, 2026 and 2025:

	2026	2025
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$368,682	$627,310
Debt assumed	24,794	92,786
Contingent consideration	5,678	16,934
	399,154	737,030

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	11,512	21,445
Prepaid expenses and other current assets	761	2,863
Operating lease right-of-use assets	612	10,897
Property and equipment	216,367	291,914
Long-term franchise agreements and contracts	60,554	38,593
Customer lists	10,733	59,770
Permits and other intangibles	39,273	86,314
Other assets	—	40
Accounts payable and accrued liabilities	(16,525)	(10,800)
Current portion of operating lease liabilities	(128)	(541)
Deferred revenue	(4,890)	(3,951)
Long-term portion of operating lease liabilities	(484)	(1,209)
Other long-term liabilities	(8,744)	(2,250)
Deferred income taxes	—	(17,055)
Total identifiable net assets	309,041	476,030
Goodwill	$90,113	$261,000

Of the goodwill acquired during the nine months ended September 30, 2026 and 2025, a total of $90,113 and $214,059, respectively, is expected to be deductible for tax purposes. The fair value of acquired working capital related to four immaterial acquisitions completed during the twelve months ended September 30, 2026, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these four acquisitions are not expected to be material to the Company’s financial position. The adjustments recorded during the nine months ended September 30, 2026 relating to finalizing the acquired working capital for the immaterial acquisitions completed during the twelve months ended December 31, 2025 were not material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2026, was $13,548, of which $2,036 was expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2025, was $22,292, of which $847 was expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

8.INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at September 30, 2026:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$1,179,714	$(503,329)	$—	$676,385
Customer lists	1,100,422	(858,454)	—	241,968
Permits and other	1,153,708	(219,540)	(66,188)	867,980
	3,433,844	(1,581,323)	(66,188)	1,786,333
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$3,615,457	$(1,581,323)	$(66,188)	$1,967,946

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the nine months ended September 30, 2026 was 15.7 years. The weighted-average amortization period of customer lists acquired during the nine months ended September 30, 2026 was 10.9 years.  The weighted-average amortization period of finite-lived permits and other acquired during the nine months ended September 30, 2026 was 34.5 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2025:

	Gross		Accumulated	Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$1,131,332	$(457,664)	$—	$673,668
Customer lists	1,098,172	(798,973)	—	299,199
Permits and other	1,114,690	(196,782)	(66,188)	851,720
	3,344,194	(1,453,419)	(66,188)	1,824,587
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	181,613	—	—	181,613

Intangible assets, exclusive of goodwill	$3,525,807	$(1,453,419)	$(66,188)	$2,006,200

Estimated future amortization expense for the next five years relating to finite-lived intangible assets owned as of September 30, 2026 is as follows:

For the year ending December 31, 2026	$191,937
For the year ending December 31, 2027	$172,345
For the year ending December 31, 2028	$152,722
For the year ending December 31, 2029	$137,199
For the year ending December 31, 2030	$122,800

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

9.LONG-TERM DEBT

The following table presents the Company’s long-term debt at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Revolving Credit Agreement, bearing interest ranging from 3.45% to 7.00% (a)	$1,929,364	$2,381,646
4.25% Senior Notes due 2028	500,000	500,000
3.50% Senior Notes due 2029	500,000	500,000
4.50% Senior Notes due 2029	352,400	364,800
2.60% Senior Notes due 2030	600,000	600,000
2.20% Senior Notes due 2032	650,000	650,000
3.20% Senior Notes due 2032	500,000	500,000
4.20% Senior Notes due 2033	750,000	750,000
4.20% Senior Notes due 2033	211,440	—
5.00% Senior Notes due 2034	750,000	750,000
5.25% Senior Notes due 2035	500,000	500,000
4.80% Senior Notes due 2036	600,000	—
4.55% Senior Notes due 2036	281,920	—
3.05% Senior Notes due 2050	500,000	500,000
2.95% Senior Notes due 2052	850,000	850,000
Notes payable to sellers and other third parties, bearing interest ranging from 2.42% to 10.35%, principal and interest payments due periodically with due dates ranging from 2028 to 2044 (a)	21,600	26,420
Finance leases, bearing interest ranging from 1.89% to 12.00%, with lease expiration dates ranging from 2027 to 2035 (a)	13,717	15,973
	9,510,441	8,888,839
Less – current portion	(7,801)	(8,667)
Less – unamortized debt discount and issuance costs	(75,571)	(69,068)
Long-term portion of debt and notes payable	$9,427,069	$8,811,104
(a)	Interest rates represent the interest rates at September 30, 2026.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Revolving Credit Agreement

The Company, as borrower, Bank of America, N.A., acting through its Canada Branch, as the global agent, the swing line lender and a letter of credit issuer, Bank of America, N.A., as the U.S. agent and a letter of credit issuer, and the other lenders and financial institutions from time to time party thereto (the “Lenders”) are party to that certain Revolving Credit Agreement, dated as of February 27, 2024 (as amended pursuant to that certain Amendment No. 1 to Revolving Credit Agreement, dated as of May 23, 2025, and as further amended, restated, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement”), pursuant to which the Lenders provide loans and other credit extensions to the Company under a revolving credit facility.  Details of the Revolving Credit Agreement at September 30, 2026 and December 31, 2025 are as follows:

	September 30,	December 31,
	2026	2025
Revolver
Available	$948,478	$581,059
Letters of credit outstanding	$122,158	$37,295
Total amount drawn, as follows:	$1,929,364	$2,381,646
Amount drawn – U.S. term SOFR loan	$1,100,000	$965,000
Interest rate applicable – U.S. term SOFR loan	4.56%	4.75%
Amount drawn – U.S. term SOFR loan	$110,000	$150,000
Interest rate applicable – U.S. term SOFR loan	4.77%	4.59%
Amount drawn – U.S. term SOFR loan	$50,000	$—
Interest rate applicable – U.S. term SOFR loan	4.69%	—%
Amount drawn – U.S. term SOFR loan	$27,000	$—
Interest rate applicable – U.S. term SOFR loan	4.77%	—%
Amount drawn – U.S. term SOFR loan	$25,000	$—
Interest rate applicable – U.S. term SOFR loan	4.77%	—%
Amount drawn – U.S. base rate loan	$50,000	$38,000
Interest rate applicable – U.S. base rate loan	7.00%	6.75%
Amount drawn – Canadian term CORRA loan	$563,840	$1,163,712
Interest rate applicable - Canadian term CORRA loan	3.45%	3.41%
Amount drawn – Canadian term CORRA loan	$—	$51,072
Interest rate applicable - Canadian term CORRA loan	—%	3.44%
Amount drawn – Canadian prime rate loan	$3,524	$13,862
Interest rate applicable - Canadian prime rate loan	4.45%	4.45%
Commitment – rate applicable	0.08%	0.08%

In addition to the $122,158 of letters of credit at September 30, 2026 issued and outstanding under the Revolving Credit Agreement, the Company has issued and outstanding letters of credit totaling $323,875 under facilities other than the Revolving Credit Agreement.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Senior Notes

On August 4, 2026, the Company completed an underwritten public offering of CAD $300,000,000 aggregate principal amount of its 4.20% Senior Notes due 2033 (the “New 2033 Senior Notes”) and CAD $400,000,000 aggregate principal amount of its 4.55% Senior Notes due 2036 (the “New 2036 Senior Notes” and, together with the New 2033 Senior Notes, the “Senior Notes”).  The Senior Notes were issued under an indenture, dated as of November 16, 2018 (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by a twelfth supplemental indenture, dated as of August 4, 2026.

The Company will pay interest on the Senior Notes on March 4 and September 4 of each year, beginning March 4, 2027.  The New 2033 Senior Notes will mature on September 4, 2033 and the New 2036 Senior Notes will mature on September 4, 2036. The Senior Notes are the Company’s senior unsecured obligations, ranking equally in right of payment with its other existing and future unsubordinated debt and senior to any of its future subordinated debt. The Senior Notes are not guaranteed by any of the Company’s subsidiaries.

The Company may, prior to July 4, 2033 (two months before the maturity date), redeem some or all of the New 2033 Senior Notes, at any time and from time to time, at a redemption price equal to the greater of 100% of the aggregate principal amount of the New 2033 Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest (not including any portion of the payments of interest accrued as of the date of redemption) on the New 2033 Senior Notes redeemed discounted to the redemption date (assuming the New 2033 Senior Notes matured on July 4, 2033), plus, in either case, accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. Commencing on July 4, 2033, the Company may redeem some or all of the New 2033 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the New 2033 Senior Notes being redeemed, plus accrued and unpaid interest, if any, to but excluding, the redemption date. The Company may, prior to June 4, 2036 (three months before the maturity date), redeem some or all of the New 2036 Senior Notes, at any time and from time to time, at a redemption price equal to the greater of 100% of the aggregate principal amount of the New 2036 Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest (not including any portion of the payments of interest accrued as of the date of redemption) on the New 2036 Senior Notes redeemed discounted to the redemption date (assuming the New 2036 Senior Notes matured on June 4, 2036), plus, in either case, accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. Commencing on June 4, 2036, the Company may redeem some or all of the New 2036 Senior Notes, at any time and from time to time, at a redemption price equal to the principal amount of the New 2036 Senior Notes being redeemed, plus accrued and unpaid interest, if any, to but excluding, the redemption date.

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

Upon an event of default with respect to a series of Senior Notes, the principal of and accrued and unpaid interest on all the Senior Notes of that series may be declared to be due and payable by the Trustee or the holders of not less than 25% in principal amount of the outstanding Senior Notes of the applicable series. Upon such a declaration, such principal and accrued interest on all of the applicable series of the Senior Notes will be due and payable immediately. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, the principal (or such specified amount) of and accrued and unpaid interest, if any, on all outstanding series of the Senior Notes will become and be immediately due and payable without any declaration or other act on the part of the Trustee or any holder of the applicable series of the Senior Notes.  Under certain circumstances, the holders of a majority in principal amount of the outstanding Senior Notes of any series may rescind any such acceleration with respect to the Senior Notes of that series and its consequences.

Computershare Trust Company of Canada (the “Agent”) will initially act as paying agent, transfer agent, authenticating agent and registrar for the Senior Notes. The obligations of the Company, Trustee and Agent with respect to the Senior Notes are governed under an Agency Agreement, dated as of August 4, 2026, between the Company, the Trustee and the Agent (the “Agency Agreement”). The Company may change the paying agent, transfer agent, authenticating agent and registrar in accordance with the terms of the Indenture and the Agency Agreement.

10.SEGMENT REPORTING

The Company’s revenues are generated primarily from the collection, transfer, recycling and disposal of non-hazardous solid waste and the treatment, recovery and disposal of non-hazardous E&P waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

For the nine months ended September 30, 2026, the Company managed its operations through the following six geographic solid waste operating segments: Southern, Western, Eastern, Central, MidSouth and Canada. The Company’s six geographic solid waste operating segments comprise its reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Certain corporate or regional

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

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

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2026 and 2025, including a reconciliation of segment EBITDA to Income before income tax provision, is shown in the following tables:

Three Months Ended	U.S. Operating Segments
September 30, 2026	Southern	Western	Eastern	Central	MidSouth	Canada	Corporate (a), (f)	Consolidated
Revenue	$612,657	$594,978	$554,188	$490,570	$370,951	$419,613	$—	$3,042,957
Intercompany revenue (b)	(63,851)	(72,603)	(102,961)	(54,722)	(70,346)	(40,393)	—	(404,876)
Reported revenue	548,806	522,375	451,227	435,848	300,605	379,220	—	2,638,081

Segment expenses (c)	(356,700)	(370,099)	(331,671)	(272,185)	(211,674)	(210,314)	(2,434)	(1,755,077)

Segment EBITDA (d)	192,106	152,276	119,556	163,663	88,931	168,906	(2,434)	883,004
Segment EBITDA margin	35.0%	29.2%	26.5%	37.6%	29.6%	44.5%		33.5%

Depreciation and amortization	(73,595)	(59,836)	(60,954)	(47,782)	(38,296)	(54,495)	(4,450)	(339,408)
Other segment items (e)	(844)	3,057	(780)	1,288	(1,271)	(542)	(93,379)	(92,471)

Income before income tax provision								$451,125

Capital expenditures	$63,221	$61,052	$52,265	$37,212	$35,372	$39,680	$11,123	$299,925
Total assets (g)	$4,733,007	$3,763,286	$3,783,180	$2,927,792	$2,086,916	$3,622,335	$593,752	$21,510,268

Three Months Ended	U.S. Operating Segments
September 30, 2025	Southern	Western	Eastern	Central	MidSouth	Canada	Corporate (a), (f)	Consolidated
Revenue	$547,026	$553,346	$532,479	$465,399	$339,721	$386,526	$—	$2,824,497
Intercompany revenue (b)	(61,632)	(67,091)	(91,709)	(52,010)	(56,917)	(36,760)	—	(366,119)
Reported revenue	485,394	486,255	440,770	413,389	282,804	349,766	—	2,458,378

Segment expenses (c)	(327,038)	(342,473)	(319,770)	(262,741)	(202,163)	(189,851)	706	(1,643,330)

Segment EBITDA (d)	158,356	143,782	121,000	150,648	80,641	159,915	706	815,048
Segment EBITDA margin	32.6%	29.6%	27.5%	36.4%	28.5%	45.7%		33.2%

Depreciation and amortization	(61,418)	(54,674)	(60,107)	(45,918)	(38,223)	(51,423)	(3,567)	(315,330)
Other segment items (e)	(55,366)	2,689	6,968	997	(177)	(2,286)	(77,769)	(124,944)

Income before income tax provision								$374,774

Capital expenditures	$49,720	$56,768	$54,608	$44,450	$42,347	$35,541	$13,738	$297,172
Total assets (g)	$4,378,250	$3,509,817	$3,697,641	$2,877,630	$2,025,124	$3,717,394	$576,639	$20,782,495

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Nine Months Ended	U.S. Operating Segments
September 30, 2026	Southern	Western	Eastern	Central	MidSouth	Canada	Corporate (a), (f)	Consolidated
Revenue	$1,749,584	$1,684,154	$1,586,438	$1,415,177	$1,056,388	$1,222,711	$—	$8,714,452
Intercompany revenue (b)	(189,090)	(206,606)	(285,535)	(158,805)	(191,201)	(112,896)	—	(1,144,133)
Reported revenue	1,560,494	1,477,548	1,300,903	1,256,372	865,187	1,109,815	—	7,570,319

Segment expenses (c)	(1,037,036)	(1,068,150)	(951,694)	(792,704)	(622,257)	(624,050)	(11,114)	(5,107,005)

Segment EBITDA (d)	523,458	409,398	349,209	463,668	242,930	485,765	(11,114)	2,463,314
Segment EBITDA margin	33.5%	27.7%	26.8%	36.9%	28.1%	43.8%		32.5%

Depreciation and amortization	(207,208)	(172,594)	(178,634)	(139,459)	(111,212)	(158,752)	(12,175)	(980,034)
Other segment items (e)	(5,106)	(90,975)	(7,103)	1,931	(1,850)	(1,387)	(260,377)	(364,867)

Income before income tax provision								$1,118,413

Capital expenditures	$185,911	$167,935	$156,772	$127,185	$110,268	$122,386	$79,467	$949,924
Total assets (g)	$4,733,007	$3,763,286	$3,783,180	$2,927,792	$2,086,916	$3,622,335	$593,752	$21,510,268

Nine Months Ended	U.S. Operating Segments
September 30, 2025	Southern	Western	Eastern	Central	MidSouth	Canada	Corporate (a), (f)	Consolidated
Revenue	$1,593,615	$1,581,840	$1,546,270	$1,332,382	$976,523	$1,097,770	$—	$8,128,400
Intercompany revenue (b)	(177,874)	(195,518)	(260,017)	(143,523)	(156,003)	(101,856)	—	(1,034,791)
Reported revenue	1,415,741	1,386,322	1,286,253	1,188,859	820,520	995,914	—	7,093,609

Segment expenses (c)	(954,378)	(1,002,225)	(947,818)	(763,082)	(592,471)	(544,487)	(16,268)	(4,820,729)

Segment EBITDA (d)	461,363	384,097	338,435	425,777	228,049	451,427	(16,268)	2,272,880
Segment EBITDA margin	32.6%	27.7%	26.3%	35.8%	27.8%	45.3%		32.0%

Depreciation and amortization	(178,170)	(160,043)	(176,034)	(132,948)	(110,931)	(146,131)	(8,679)	(912,936)
Other segment items (e)	(62,462)	6,413	3,013	394	(747)	(3,012)	(226,634)	(283,035)

Income before income tax provision								$1,076,909

Capital expenditures	$142,756	$135,623	$143,397	$138,517	$93,693	$103,701	$37,250	$794,937
Total assets (g)	$4,378,250	$3,509,817	$3,697,641	$2,877,630	$2,025,124	$3,717,394	$576,639	$20,782,495
(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA of the Company’s Corporate segment for the periods presented.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	Segment expenses consist of all expenses that directly impact the CODM's primary financial measure, segment EBITDA. These expenses include cost of operations and selling, general, and administrative expenses as presented in the Company’s Condensed Consolidated Statements of Net Income.
(d)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.
(e)	For all geographic operating segments, other segment items consist of gains and losses on disposal of assets, disposal of operations and foreign currency, as well as litigation settlements, environmental remediation, real estate leases, landfill closure adjustments, contingent liability adjustments, impairments and interest income.
(f)	Corporate assets include cash, debt issuance costs, equity investments, operating lease right-of-use assets and corporate facility leasehold improvements and equipment.
(g)	Goodwill is included within total assets for each of the Company’s six operating segments.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The following tables show changes in goodwill during the nine months ended September 30, 2026 and 2025, by reportable segment:

	U.S. Operating Segments
	Southern	Western	Eastern	Central	MidSouth	Canada	Total
Balance as of December 31, 2025	$1,833,746	$866,610	$1,791,163	$1,023,111	$855,689	$2,021,930	$8,392,249
Goodwill acquired	13,247	61,186	7,243	6,468	—	—	88,144
Goodwill acquisition adjustments	—	—	—	—	1,966	3	1,969
Impact of changes in foreign currency	—	—	—	—	—	(68,728)	(68,728)
Balance as of September 30, 2026	$1,846,993	$927,796	$1,798,406	$1,029,579	$857,655	$1,953,205	$8,413,634

	U.S. Operating Segments
	Southern	Western	Eastern	Central	MidSouth	Canada	Total
Balance as of December 31, 2024	$1,577,114	$864,602	$1,735,584	$1,010,574	$849,441	$1,913,091	$7,950,406
Goodwill acquired	188,812	2,395	44,580	12,636	—	12,902	261,325
Goodwill acquisition adjustments	—	—	—	—	(325)	—	(325)
Impact of changes in foreign currency	—	—	—	—	—	63,980	63,980
Balance as of September 30, 2025	$1,765,926	$866,997	$1,780,164	$1,023,210	$849,116	$1,989,973	$8,275,386

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings under the Revolving Credit Agreement. The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swap outstanding at September 30, 2026 was specifically designated to the Revolving Credit Agreement and accounted for as a cash flow hedge.

At September 30, 2026, the Company’s derivative instruments included one interest rate swap agreement as follows:

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The fair values of derivative instruments designated as cash flow hedges at September 30, 2026, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets(a)	$2,448	Accrued liabilities	$—
(a)	Represents the estimated amount of the existing unrealized gains on interest rate swaps at September 30, 2026 (based on the interest rate yield curve at that date), included in AOCIL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

The fair values of derivative instruments designated as cash flow hedges at December 31, 2025, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$1,272	Accrued liabilities	$—
	Other assets, net	446
Total derivatives designated as cash flow hedges		$1,718		$—

The following tables summarize the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCIL for the three and nine months ended September 30, 2026 and 2025:

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2026	2025		2026	2025
Interest rate swaps	$357	$250	Interest expense	$(340)	$(2,524)

Derivatives			Statement of	Amount of (Gain) or Loss Reclassified
Designated as Cash	Amount of Gain or (Loss) Recognized		Net Income	from AOCIL into Earnings,
Flow Hedges	as AOCIL on Derivatives, Net of Tax (a)		Classification	Net of Tax (b)
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025		2026	2025
Interest rate swaps	$1,531	$(506)	Interest expense	$(995)	$(7,466)
(a)	In accordance with the derivatives and hedging guidance, the changes in fair values of interest rate swaps have been recorded in equity as a component of AOCIL. As the critical terms of the interest rate swaps match the underlying debt being hedged, all unrealized changes in fair value are recorded in AOCIL.
(b)	Amounts reclassified from AOCIL into earnings related to realized gains and losses on interest rate swaps are recognized when interest payments or receipts occur related to the swap contracts, which correspond to when interest payments are made on the Company’s hedged debt.

See Note 15 for further discussion on the impact of the Company’s hedge accounting to its consolidated comprehensive income (loss) and AOCIL.

12.FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted cash and investments, trade payables, debt instruments, contingent consideration obligations and interest rate swaps. As of September 30, 2026 and December 31, 2025, the carrying values of cash and equivalents, trade receivables, restricted cash and investments, trade payables and contingent consideration are considered to be representative of their respective fair

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of September 30, 2026 and December 31, 2025, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of September 30, 2026 and December 31, 2025, are as follows:

	Carrying Value at		Fair Value (a) at
	September 30,	December 31,	September 30,	December 31,
	2026	2025	2026	2025
4.25% Senior Notes due 2028	$500,000	$500,000	$489,600	$503,750
3.50% Senior Notes due 2029	$500,000	$500,000	$477,350	$491,900
4.50% Senior Notes due 2029	$352,400	$364,800	$355,634	$377,001
2.60% Senior Notes due 2030	$600,000	$600,000	$548,040	$566,100
2.20% Senior Notes due 2032	$650,000	$650,000	$547,950	$574,730
3.20% Senior Notes due 2032	$500,000	$500,000	$439,600	$465,900
4.20% Senior Notes due 2033	$750,000	$750,000	$686,400	$736,350
4.20% Senior Notes due 2033	$211,440	$—	$210,864	$—
5.00% Senior Notes due 2034	$750,000	$750,000	$681,825	$767,175
5.25% Senior Notes due 2035	$500,000	$500,000	$471,700	$518,550
4.80% Senior Notes due 2036	$600,000	$—	$545,460	$—
4.55% Senior Notes due 2036	$281,920	$—	$278,704	$—
3.05% Senior Notes due 2050	$500,000	$500,000	$297,400	$335,550
2.95% Senior Notes due 2052	$850,000	$850,000	$486,370	$551,650
(a)	Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value inputs include third-party calculations of the market interest rate of notes with similar ratings in similar industries over the remaining note terms.

For details on the fair value of the Company’s interest rate swaps, restricted cash and investments and contingent consideration, refer to Note 14.

13.NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income for basic and diluted earnings per share	$359,224	$286,271	$874,967	$818,057
Denominator:
Basic shares outstanding	251,338,542	256,948,902	253,369,277	257,835,515
Dilutive effect of equity-based awards	534,590	631,419	486,528	649,183
Diluted shares outstanding	251,873,132	257,580,321	253,855,805	258,484,698

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted cash and investments. At September 30, 2026 and December 31, 2025, the Company’s derivative instruments included pay-fixed, receive-variable interest rate swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted cash is valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash measured at fair value is invested primarily in money market accounts and bank time deposits. The Company’s restricted investments are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted investments measured at fair value are invested primarily in U.S. government securities, agency securities and Canadian bankers’ acceptance notes.

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, were as follows:

	Fair Value Measurement at September 30, 2026 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$2,448	$—	$2,448	$—
Restricted cash	$183,125	$183,125	$—	$—
Restricted investments	$73,491	$—	$73,491	$—
Contingent consideration	$(79,584)	$—	$—	$(79,584)

	Fair Value Measurement at December 31, 2025 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments – net asset position	$1,718	$—	$1,718	$—
Restricted cash	$183,612	$183,612	$—	$—
Restricted investments	$80,533	$—	$80,533	$—
Contingent consideration	$(84,696)	$—	$—	$(84,696)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$84,696	$87,162
Contingent consideration recorded at acquisition date	5,678	16,934
Payment of contingent consideration recorded at acquisition date	(11,211)	(28,324)
Payment of contingent consideration recorded in earnings	(1)	(400)
Adjustments to contingent consideration	(1,315)	30,874
Interest accretion expense	2,358	2,632
Foreign currency translation adjustment	(621)	246
Ending balance	$79,584	$109,124

15.OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30, 2026
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(463)	$123	$(340)
Changes in fair value of interest rate swaps	486	(129)	357
Foreign currency translation adjustment	1,751	—	1,751
	$1,774	$(6)	$1,768

	Three Months Ended September 30, 2025
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(3,434)	$910	$(2,524)
Changes in fair value of interest rate swaps	341	(91)	250
Foreign currency translation adjustment	(42,998)	—	(42,998)
	$(46,091)	$819	$(45,272)

	Nine Months Ended September 30, 2026
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(1,354)	$359	$(995)
Changes in fair value of interest rate swaps	2,083	(552)	1,531
Foreign currency translation adjustment	(66,371)	—	(66,371)
	$(65,642)	$(193)	$(65,835)

	Nine Months Ended September 30, 2025
	Gross	Tax Effect	Net of Tax
Interest rate swap amounts reclassified into interest expense	$(10,158)	$2,692	$(7,466)
Changes in fair value of interest rate swaps	(688)	182	(506)
Foreign currency translation adjustment	74,628	—	74,628
	$63,782	$2,874	$66,656

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

A rollforward of the amounts included in AOCIL, net of taxes, for the nine months ended September 30, 2026 and 2025, is as follows:

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2025	$1,263	$(112,307)	$(111,044)
Amounts reclassified into earnings	(995)	—	(995)
Changes in fair value	1,531	—	1,531
Foreign currency translation adjustment	—	(66,371)	(66,371)
Balance at September 30, 2026	$1,799	$(178,678)	$(176,879)

		Foreign	Accumulated
		Currency	Other
	Interest	Translation	Comprehensive
	Rate Swaps	Adjustment	Income (Loss)
Balance at December 31, 2024	$10,237	$(215,977)	$(205,740)
Amounts reclassified into earnings	(7,466)	—	(7,466)
Changes in fair value	(506)	—	(506)
Foreign currency translation adjustment	—	74,628	74,628
Balance at September 30, 2025	$2,265	$(141,349)	$(139,084)

See Note 11 for further discussion on the Company’s derivative instruments.

16.SHAREHOLDERS’ EQUITY

Share-Based Compensation

Restricted Share Units

A summary of activity related to restricted share units (“RSUs”) during the nine-month period ended September 30, 2026, is presented below:

Unvested Shares
Outstanding at December 31, 2025	871,272
Granted	437,737
Forfeited	(46,391)
Vested and issued	(363,057)
Outstanding at September 30, 2026	899,561

The weighted average grant-date fair value per share for the common shares underlying the RSUs granted during the nine-month period ended September 30, 2026 was $156.62.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose. At the end of the deferral periods, unless a qualified participant makes certain other elections, the Company issues to recipients who deferred their RSUs common shares of the Company underlying the deferred RSUs. At September 30, 2026 and 2025, the Company had 26,320 and 29,092 vested deferred RSUs outstanding, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Performance-Based Restricted Share Units

A summary of activity related to performance-based restricted share units (“PSUs”) during the nine-month period ended September 30, 2026, is presented below:

Unvested Shares
Outstanding at December 31, 2025	211,283
Granted	114,839
Forfeited	(951)
Vested and issued	(106,304)
Outstanding at September 30, 2026	218,867

During the nine months ended September 30, 2026, the Company’s Compensation Committee granted PSUs with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2028. The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period. The weighted average grant-date fair value per share for the common shares underlying all PSUs granted during the nine-month period ended September 30, 2026 was $150.06.

Deferred Share Units

A summary of activity related to deferred share units (“DSUs”) during the nine-month period ended September 30, 2026, is presented below:

Vested Shares
Outstanding at December 31, 2025	22,903
Granted	3,464
Share settled	(2,047)
Outstanding at September 30, 2026	24,320

The DSUs consist of a combination of DSU grants outstanding under the Progressive Waste share-based compensation plans that were continued by the Company following the Progressive Waste acquisition and DSUs granted by the Company since the Progressive Waste acquisition. The weighted average grant-date fair value per share for the common shares underlying the DSUs granted during the nine-month period ended September 30, 2026 was $160.57.

Other Restricted Share Units

RSU grants outstanding under the Progressive Waste share-based compensation plans were continued by the Company following the Progressive Waste acquisition in 2016 and allow for the issuance of shares or cash settlement to employees upon vesting or other distribution events. A summary of activity related to Progressive Waste RSUs during the nine-month period ended September 30, 2026, is presented below:

Outstanding at December 31, 2025	43,716
Cash settled	—
Outstanding at September 30, 2026	43,716

No RSUs under the Progressive Waste share-based compensation plans were granted subsequent to June 1, 2016.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Employee Share Purchase Plan

On May 15, 2020, the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). Under the ESPP, qualified employees may elect to have payroll deductions withheld from their eligible compensation on each payroll date in amounts equal to or greater than one percent (1%) but not in excess of ten percent (10%) of eligible compensation in order to purchase the Company’s common shares under certain terms and subject to certain restrictions set forth in the ESPP. The exercise price is equal to 95% of the closing price of the Company’s common shares on the last day of the relevant offering period, provided, however, that such exercise price will not be less than 85% of the volume weighted average price of the Company’s common shares as reflected on the Toronto Stock Exchange (the “TSX”) over the final five trading days of such offering period. The maximum number of shares that may be issued under the ESPP is 1,000,000.  Under the ESPP, employees purchased 38,799 of the Company’s common shares for $6,309 during the nine months ended September 30, 2026.  Under the ESPP, employees purchased 32,150 of the Company’s common shares for $5,464 during the nine months ended September 30, 2025.

Normal Course Issuer Bid

On August 7, 2026, the Company announced the annual renewal of the Company’s normal course issuer bid (the “NCIB”) to purchase up to 12,578,462 of the Company’s common shares during the period of August 12, 2026 to August 11, 2027 or until such earlier time as the NCIB is completed or terminated at the option of the Company. The renewal followed the conclusion of the Company’s previous NCIB that expired August 11, 2026. Under the NCIB, the Company may make share repurchases on the TSX, the New York Stock Exchange (the “NYSE”), the NYSE Texas and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction and subject to certain volume limitations in accordance with the rules of the TSX and the SEC.

In accordance with TSX rules, any daily repurchases made through the TSX and alternative Canadian trading systems are limited to a maximum of 95,113 common shares, which represents 25% of the average daily trading volume on the TSX for the period from February 1, 2026 to July 31, 2026. The TSX rules also allow the Company to purchase, once a week, a block of common shares not owned by any insiders, which may exceed such daily limit. The maximum number of shares that can be purchased per day on the NYSE and NYSE Texas will be 25% of the average daily trading volume on such exchanges for the four calendar weeks preceding the date of purchase, subject to certain exceptions for block purchases.

The timing and amounts of any repurchases pursuant to the NCIB will depend on market conditions, share price and other factors, including potential acquisition growth opportunities. All common shares purchased under the NCIB will be immediately cancelled following their repurchase.

For the nine months ended September 30, 2026, the Company repurchased 5,731,941 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $944,432.  For the nine months ended September 30, 2025, the Company repurchased 2,393,351 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $442,176.  As of September 30, 2026, the remaining maximum number of shares available for repurchase under the current NCIB was 11,564,983.

Cash Dividend

In October 2025, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.035, from $0.315 to $0.350 per Company common share. Cash dividends of $265,492 and $243,950 were paid during the nine months ended September 30, 2026 and 2025, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the Company’s business. Except as noted in the matters described below, as of September 30, 2026, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

In July and August 2018, four separate lawsuits seeking class action status were filed against LRLC and certain other Company subsidiaries, the Parish, and Aptim Corporation in Louisiana state court. The cases were removed to the United States District Court for the Eastern District of Louisiana, and ultimately consolidated before Judge Susie Morgan in New Orleans (the “Ictech-Bendeck” action).

The Ictech-Bendeck class plaintiffs asserted claims for damages from odors allegedly emanating from the JP Landfill. The consolidated putative class action complaint alleged that the JP Landfill released “noxious odors” into the plaintiffs’ properties and the surrounding community and asserted a range of liability theories—nuisance, negligence (later dismissed), and strict liability—against all defendants. The Ictech-Bendeck plaintiffs sought unspecified damages. On May 15, 2024, the Ictech-Bendeck plaintiffs filed an amended motion for class certification, asking the court to certify a class on liability and allocation issues and that specific causation be left for individual determinations after a class trial.  The defendants opposed the motion for certification, and on March 27, 2025, the court denied the motion. After the Company and counsel for the Ictech-Bendeck plaintiffs reached an agreement in principle to settle the five individual plaintiffs’ claims against the Company in an amount not material to the Company’s financial statements, on June 17, 2026, the court entered an order dismissing the Ictech-Bendeck claims against the Company with prejudice after consummation of the settlement agreements.

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

Aptim Corporation (the “Crossman” action). The claims are substantively the same as the claims made in the 2018 lawsuits. The case is assigned to Judge Jacqueline F. Maloney. The Crossman petition asserts claims for damages from odors allegedly emanating from the JP Landfill from July 1, 2017 through December 31, 2019. The petition seeks unspecified damages, but stipulates that no individual plaintiff’s damages exceed $74.999, and waives the right to recover in excess of that amount per plaintiff. On August 7, 2025, the Company’s subsidiaries filed and served their Answer and Affirmative Defenses to the Crossman petition. On May 1, 2026, and following motion practice, Plaintiffs filed an unopposed motion to amend their petition to add approximately 4,500 additional plaintiffs to the action, which the Court granted, putting the current total of plaintiffs at 6,211. On July 16, 2026, Plaintiffs’ counsel commenced a new action in state court (24th Judicial District, Jefferson Parish), substantively identical to the Crossman action, on behalf of 18 new Plaintiffs (the “Barnes” action). The Barnes action is assigned to Judge Chick Foret.

On May 13, 2026, at the Court’s request, the Crossman Plaintiffs filed a motion seeking an order that a ruling on general causation by the federal court in Ictech-Bendeck has preclusive effect in the Crossman action, which the Company opposed. On May 27, 2026, the Court held oral argument and granted the Plaintiffs’ motion.  The Company is seeking permission to appeal that decision through a writ application with the Louisiana Fifth Circuit Court of Appeal. The Company filed its writ application and supporting brief on July 8, 2026.

On June 18, 2026, Plaintiffs filed a motion to set trial for five Crossman plaintiffs who were previously identified as proposed class representatives in the Ictech-Bendeck action. The Company filed its opposition to that motion on July 7, 2026, and the court has stayed the motion pending a decision on the Company’s writ application.

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

On January 10, 2025, CCL and the County appeared before the Superior Court for a trial setting conference for claims not resolved by the July 2020 writ decision and the Court set those remaining claims for a bench trial, beginning October 13, 2025. The County filed a motion to enforce the settlement agreement (which would dismiss the unresolved claims) on July 23, 2025, and, on September 10, 2025, the Court granted the County’s motion, vacated the trial date, and set a case management conference for January 9, 2026. On October 16, 2025, CCL filed a motion to enforce the settlement agreement, requesting the Court to enter judgment embodying the July 2020 writ decision and ordering a refund to CCL for fees paid. On November 10, 2025, the Court entered CCL’s proposed judgment. Following additional motions practice, the County served notice of the judgment on December 24, 2025. The County filed a notice of appeal on January 16, 2026, and CCL filed its cross-appeal on January 23, 2026. The County refunded to CCL the majority of the fees owed under the July 2020 judgment, while maintaining its right to appeal the underlying judgment.

CCL also presented a claim to Los Angeles County for breach of the settlement agreement on December 30, 2025, alleging that the County’s failure to fully implement the settlement agreement resulted in the closure of the CC Landfill. The County rejected the claim. On June 5, 2026, the Company filed a complaint in L.A. Superior Court against the County for breach of the settlement agreement, and against the Los Angeles Regional Water Quality Control Board for constitutional claims, including takings, due process, and equal protection claims. This new lawsuit, Chiquita Canyon, LLC v. County of Los Angeles, et al. (No. 26STCV18084), demands compensation in an amount exceeding $825,000 for the Company’s losses caused by the Landfill’s closure. An Initial Status Conference occurred on October 5, 2026, and discovery is now open. A hearing on initial pleading challenges is set for March 8, 2027.

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

Since May 2023, CCL has received approximately 497 NOVs for alleged violations of SCAQMD Rule 402 as of October 16, 2026. CCL has also received 36 additional NOVs from SCAQMD alleging violations of the Stipulated Order for Abatement, the California Health & Safety Code, other SCAQMD rules, and CCL’s Title V permit as of October 16, 2026.

On August 15, 2023, SCAQMD petitioned its Hearing Board for an Order for Abatement in Hearing Board Case No. 6177-4 to address the NOVs issued by SCAQMD inspectors as a result of the ETLF event. SCAQMD and CCL negotiated a Stipulated Order for Abatement (the “Stipulated Order”), which was issued by the Hearing Board on September 6, 2023. Numerous Modifications to the Stipulated Order were approved by the Hearing Board after multiple evidentiary hearings from January 2024 through June 2026. The modified Stipulated Order contains 110 conditions. The next status and modification hearing is scheduled for October 28 and 29, 2026.

On May 13, 2026, SCAQMD filed a complaint against Chiquita Canyon, LLC, Chiquita Canyon, Inc., and Waste Connections US, Inc. in Los Angeles Superior Court, Case No. 26STCV15409, seeking unspecified penalties for the NOVs issued since April 2023. An Initial Status Conference was held on September 4, 2026, at which the Court opened discovery.

On November 22, 2023, CCL received an NOV from the Los Angeles Regional Water Quality Control Board (“Water Board”) for alleged violations of CCL’s Waste Discharge Requirements Order No. R4-2018-0172, including the Monitoring and Reporting Program. The allegations relate to increased leachate production and leachate seeps caused by the ETLF event. CCL received three more NOVs from the Water Board in early 2024 regarding alleged discharges, reporting, and other compliance violations. CCL submitted full responses to all of the NOVs from the Water Board. On July 1, 2026, CCL submitted a petition to the State Water Resources Control Board for review and request for a hearing, seeking rescission of two of the NOVs. The State Board did not act on the petition within the applicable review period, and the petition was deemed dismissed by operation of law on September 30, 2026.

On June 27, 2024, CCL received a fifth NOV from the Water Board for alleged non-compliance with a March 20, 2024 Investigative Order issued by the Water Board pursuant to California Water Code §§ 13267 and 13383. CCL submitted a full response to the alleged violations.

On January 6, 2026 (revised January 7), CCL received a sixth NOV from the Water Board for alleged violations of the National Pollutant Discharge Elimination System General Permit for Stormwater Discharges Associated with Industrial Activities (Order No. 2014-0057-DWQ, as amended by Order No. 2018-0028-DWQ). The allegations relate to an allegedly unauthorized discharge of stormwater commingled with characteristically hazardous leachate. CCL submitted a full response to the alleged violations.

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

On August 14, 2026, CCL received a sixth SOV from DTSC. The SOV alleges violations of California’s hazardous waste control laws and their implementing regulations for allegedly failing to minimize the possibility of a release of hazardous waste or hazardous waste constituents, failing to properly label tanks and a container accumulating hazardous waste, and failing to properly close a container accumulating hazardous waste. CCL submitted full responses to this SOV.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

On June 3, 2026, the California Air Resources Board (“CARB”) issued CCL an NOV, alleging multiple violations of the methane concentration limits of the Landfill Methane Regulation. CCL responded to the NOV, took corrective action and believes it has resolved the alleged exceedances.

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

Chiquita Canyon Landfill Civil Litigation

Given the facts related to the ETLF event and the alleged violations described above, numerous civil lawsuits have been filed against CCL and other Company subsidiaries, including Chiquita Canyon, Inc., Waste Connections of California, Inc., Waste Connections Management Services Inc. and Waste Connections US, Inc. These began with Howse et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Co. Superior Court; filed September 5, 2023, removed to U.S.D.C. C.D. Cal. October 4, 2023). That case included class action claims, but in May 2024, those claims were dropped and the case continues as a mass tort case in federal district court. In November 2024, Judge Frimpong in the Central District of California consolidated Howse and all other then filed, related cases into In re Chiquita Landfill Litigation. Master File No. 2:23-CV-08380-MEMF-MAR (C.D. Cal.). As additional, related cases have been filed, the Company has sought to consolidate them with In re Chiquita Landfill Litigation. The Court consolidated the County Action (described below) with In re Chiquita Landfill Litigation for discovery purposes only.

There are approximately 14,000 total plaintiffs in these civil lawsuits as of October 13, 2026, which includes more than a thousand from cases filed but not yet served, and the Company expects additional complaints and plaintiffs in the future although the pace of new filings has slowed. Hundreds of plaintiffs have been voluntarily dismissed, and the Company expects additional dismissals will occur as duplicate plaintiffs are removed and the case progresses.

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

The additional served cases include: Suggs et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed February 2, 2024, removed to U.S.D.C. C.D. Cal. March 25, 2024); Siryani et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed March 27, 2024, removed to U.S.D.C. C.D. Cal. on April 29, 2024); Adams Evans et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed April 15, 2024, removed to U.S.D.C. C.D. Cal. on July 5, 2024); Aleksanyan et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed May 20, 2024); Jolene Acosta et al., v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed May 29, 2024, removed to U.S.D.C. C.D. Cal. on July 12, 2024); Quaiden Fenstermaker et. al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed May 29, 2024, removed to U.S.D.C. C.D. Cal. on July 13, 2024); Briana Mejia et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed May 29, 2024, removed to U.S.D.C. C.D. Cal. on July 15, 2024); Araiza et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed June 3, 2024); Melineh Gasparians et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

Court; filed June 10, 2024; removed to U.S.D.C. C.D. Cal. on September 4, 2024); Claudia Rivera et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed June 14, 2024, removed to U.S.D.C. C.D. Cal. on July 22, 2024); Alejandra Suarez et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed June 20, 2024; removed to U.S.D.C. C.D. Cal. on July 29, 2024) ; Geon Hwang, et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed July 8, 2024); Anabel Austin, et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed July 9, 2024; removed to U.S.D.C. C.D. Cal. on August 16, 2024); Isabell Dolores Palomino et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal.; filed July 12, 2024); Stephanie Audish et al. v. Chiquita Canyon, LLC (Los Angeles Superior Court; filed July 16, 2024); Scott Benjamin Siegal et. al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court; filed July 16, 2024); Alina Hakopyan et al. v. Chiquita Canyon, LLC (Los Angeles Superior Court; filed August 6, 2024); Kaiden Alim et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed September 27, 2024); Nicholas Difatta et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed October 5, 2024); Jane Chun-Won Yang et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed on November 19, 2024); K.E. et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed on November 22, 2024); Maria Magdalena Alanis, et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed January 6, 2025); Grace Lara et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed February 10, 2025); Babken Egoian et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal., filed March 31, 2025); Kiwi Chang et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed February 24, 2025); Molina et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-05352, filed June 10, 2025); Mietzner et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-06061, filed July 2, 2025); Fernando Perez et al. v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal. filed December 30, 2024); Nancy Mariel Aguilar et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed January 27, 2025); Leticia Ojeda et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, filed March 6, 2025); Bertha Bacon et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-09403, filed October 2, 2025); Reyna Aguilar et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. 2:25-cv-10271, filed October 24, 2025); Rhea Estacio et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. 2:25-cv-10408, filed October 29, 2025) ; Sterling Gateway, L.P. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-06328, filed July 10, 2025); Joseph Ryan Stanley et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-12304, filed December 29, 2025); Mariya Savchenko et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-10615, filed November 4, 2025); William John Blatter et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-12056, filed December 19, 2025); Geoffre Tisdale et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:26-cv-01288, filed February 6, 2026); Balbina Oliveros Elizondo et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:26-cv-02991, filed March 19, 2026); and Mandela Burwell et al. v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:26-cv-08943, filed August 11, 2026). One law firm filed 359 individual cases in Los Angeles Superior Court, which the Company related and consolidated to that firm’s first filed case, Serieddine et al. v. Chiquita Canyon, LLC, et al. (Los Angeles Superior Court; filed January 8, 2024), and removed the cases en masse as In re Serieddine. In re Serieddine was consolidated with In re Chiquita Landfill Litigation.

Two cases have been filed, but not yet served: Gary Wells et al. v. Chiquita Canyon, LLC et al. (Los Angeles Superior Court, Case No. 25STCV29317, filed October 3, 2025); and Anahit Pogosyan, by and through her Successor in Interest, Armen Pogosian, v. Chiquita Canyon, LLC et al. (C.D. Cal. No. 2:25-cv-11732, filed December 10, 2025).

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

County of Los Angeles Litigation

Based upon the same facts alleged in the above-referenced “Chiquita Canyon Landfill Civil Litigation,” on December 17, 2024, Los Angeles County filed a complaint in the U.S. District Court, Central District of California, No. 2:24-cv-10819-RGK-PD, against Chiquita Canyon, LLC, Chiquita Canyon, Inc. and Waste Connections US, Inc. captioned The People of the State of California and The County of Los Angeles v. Chiquita Canyon, LLC et al. (U.S.D.C. C.D. Cal, filed December 17, 2024). The case was assigned to Judge Frimpong, the same judge overseeing In Re Chiquita Landfill Litigation and is now consolidated with the mass tort for discovery purposes. The Company filed a motion to dismiss which was denied on May 30, 2025.

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

18.SUBSEQUENT EVENTS

On October 21, 2026, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.035, from $0.350 to $0.385 per Company common share, and then declared a regular quarterly cash dividend of $0.385 per Company common share. The dividend will be paid on November 19, 2026, to shareholders of record on the close of business on November 5, 2026.

Subsequent to September 30, 2026 and through the date the accompanying condensed financial statements were issued, the Company repurchased 640,033 common shares pursuant to the NCIB in effect during that period at an aggregate cost of $102,874.

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

Environmental, organizational and financial sustainability initiatives have been key components of our success since we were founded in 1997. We continuously monitor and evaluate new technologies and investments that can enhance our commitment to the environment, to our employees and to the communities we serve.  We have exceeded our $500 million commitment to the advancement of long-term, aspirational sustainability targets, which we evaluate continuously and have expanded as we make progress towards their achievement.   Our targets align with our focus on value creation for our stakeholders, and we have incorporated progress towards their achievement into compensation metrics. Our sustainability targets include reduced absolute Scope 1 and 2 emissions and emissions intensity, expanded resource recovery processing, increased landfill gas recovery and beneficial reuse, increased on-site leachate treatment at our landfills, and improved metrics for safety and employee engagement.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

The following table sets forth items in our Condensed Consolidated Statements of Net Income in thousands of U.S. dollars and as a percentage of revenues for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Revenues	$2,638,081	100.0%	$2,458,378	100.0%	$7,570,319	100.0%	$7,093,609	100.0%
Cost of operations	1,501,143	56.9	1,406,854	57.2	4,341,459	57.4	4,091,153	57.7
Selling, general and administrative	253,934	9.6	236,476	9.6	765,546	10.1	729,576	10.3
Depreciation	290,625	11.0	263,999	10.7	836,387	11.0	763,727	10.7
Amortization of intangibles	48,783	1.9	51,331	2.1	143,647	1.9	149,209	2.1
Impairments and other operating items	1,851	0.1	60,127	2.5	139,901	1.9	70,598	1.0
Operating income	541,745	20.5	439,591	17.9	1,343,379	17.7	1,289,346	18.2

Interest expense	(96,376)	(3.6)	(84,449)	(3.5)	(275,298)	(3.6)	(248,074)	(3.5)
Interest income	2,988	0.1	5,090	0.2	10,227	0.1	9,174	0.1
Other income, net	2,768	0.1	14,542	0.6	40,105	0.5	26,463	0.4
Income tax provision	(91,901)	(3.5)	(88,503)	(3.6)	(243,446)	(3.2)	(258,852)	(3.7)
Net income	$359,224	13.6%	$286,271	11.6%	$874,967	11.5%	$818,057	11.5%

Revenues. Total revenues increased $179.7 million, or 7.3%, to $2.638 billion for the three months ended September 30, 2026, from $2.458 billion for the three months ended September 30, 2025. Total revenues increased $476.7 million, or 6.7%, to $7.570 billion for the nine months ended September 30, 2026, from $7.094 billion for the nine months ended September 30, 2025.

Acquisitions closed during, or subsequent to, the three and nine months ended September 30, 2025, increased revenues by $53.9 million and $158.4 million, respectively, for the three and nine months ended September 30, 2026.

Operations that were divested during, or subsequent to, the three and nine months ended September 30, 2025, decreased revenues by $0.5 million and $4.0 million, respectively, for the three and nine months ended September 30, 2026.

During the three months ended September 30, 2026, the net increase in prices charged to our customers at our existing operations was $153.4 million, consisting of $123.7 million of core price increases and surcharges of $29.7 million. During the nine months ended September 30, 2026, the net increase in prices charged to our customers at our existing operations was $419.7 million, consisting of $366.8 million of core price increases and surcharges of $52.9 million.

During the three and nine months ended September 30, 2026, we recognized volume losses totaling $54.8 million and $176.9 million, respectively, resulting from a decrease in roll off and commercial collection volumes in our Eastern, Southern and Canada segments, partially offset by an increase in landfill volumes in our Central and Western segments.

E&P waste revenues at facilities owned during the three and nine months ended September 30, 2026 increased $19.1 million and $61.4 million, respectively, due to increased disposal capacity from ongoing development, resumed operations at a facility that was suspended, increased drilling and production in our Canada and Southern segments and higher crude oil and natural gas prices.

Revenues from sales of recyclable commodities at facilities owned during the three months ended September 30, 2026 increased $7.4 million. The increase was primarily attributable to higher prices for old corrugated cardboard. Revenues from sales of recyclable commodities at facilities owned during the nine months ended September 30, 2026 decreased $6.6 million. The decrease was primarily attributable to lower average prices for old corrugated cardboard and plastics during the first half of 2026, partially offset by the higher old corrugated cardboard prices during the three months ended September 30, 2026.

A decrease in the average Canadian dollar to U.S. dollar currency exchange rate resulted in a decrease in revenues of $5.4 million for the three months ended September 30, 2026. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7149 and 0.7260 for the three months ended September 30, 2026 and 2025, respectively. An increase in the average Canadian dollar to U.S. dollar currency exchange rate resulted in an increase in revenues of $8.7 million for the nine months ended September 30, 2026. The average Canadian dollar to U.S. dollar exchange rates on our Canadian revenues were 0.7220 and 0.7158 for the nine months ended September 30, 2026 and 2025, respectively.

Other revenues increased $6.6 million during the three months ended September 30, 2026, due primarily to an $8.8 million increase in landfill gas revenues on increased gas generation and higher values of renewable energy credits and a $0.1 million increase in other non-core revenue sources, partially offset by a $2.3 million decrease in intermodal revenues. Other revenues increased $16.0 million during the nine months ended September 30, 2026, due primarily to a $20.7 million increase in landfill gas revenues on higher values of renewable energy credits and increased gas generation and a $0.6 million increase in other non-core revenue sources, partially offset by a $5.3 million decrease in intermodal revenues.

Cost of Operations. Total cost of operations increased $94.3 million, or 6.7%, to $1.501 billion for the three months ended September 30, 2026, from $1.407 billion for the three months ended September 30, 2025. The increase was primarily the result of an increase in operating costs at our existing operations of $72.3 million, assuming foreign currency parity, and additional operating costs of $24.4 million attributable to acquisitions closed during, or subsequent to, the three months ended September 30, 2025, partially offset by a decrease in operating costs of $2.4 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in operating costs at our existing operations for the three months ended September 30, 2026, assuming foreign currency parity, consisted of $21.6 million related to higher fuel expense due to an increase in diesel prices, higher taxes on revenues and increased operating costs of $15.6 million, primarily related to new operating facilities at existing operations and additional capacity developed to accommodate increased E&P disposal volumes, an increase in labor and recurring incentive compensation expenses of $15.3 million, higher trucking costs of $10.5 million, an increase in truck, container, equipment and facility maintenance and repair expenses of $8.2 million, higher disposal costs of $4.8 million, an increase in other landfill operating costs of $3.6 million, higher costs for purchasing and processing recyclable commodities of $3.5 million and net increases of other operating expenses of $4.2 million, partially offset by a decrease in risk management expenses of $15.0 million.

Total cost of operations increased $250.3 million, or 6.1%, to $4.341 billion for the nine months ended September 30, 2026, from $4.091 billion for the nine months ended September 30, 2025. The increase was primarily the result of an increase in operating costs at our existing operations of $174.9 million, assuming foreign currency parity, additional operating costs of $71.4 million attributable to acquisitions closed during, or subsequent to, the nine months ended September 30, 2025, and an increase in operating costs of $4.0 million resulting from a higher average foreign currency exchange rate in effect during the current period.

The increase in operating costs at our existing operations for the nine months ended September 30, 2026, assuming foreign currency parity, consisted of higher taxes on revenues and increased operating costs of $58.1 million, primarily related to new operating facilities at existing operations and additional capacity developed to accommodate increased E&P disposal volumes, an increase in fuel expense of $42.4 million due to higher diesel prices, an increase in labor and recurring incentive compensation expenses of $37.2 million, higher trucking costs of $30.7 million, an increase in truck, container, equipment and facility maintenance and repair expenses of $14.5 million, higher costs for purchasing and processing recyclable commodities of $7.4 million, an increase in property taxes of $3.9 million, higher disposal costs of $3.6 million and a net increase of other expenses of $3.3 million, partially offset by a decrease in risk management expenses of $26.2 million.

Cost of operations as a percentage of revenues decreased 0.3 percentage points to 56.9% for the three months ended September 30, 2026, from 57.2% for the three months ended September 30, 2025. The decrease as a percentage of revenues was primarily driven by the impact of price-led revenue growth, a 0.7 percentage point decrease due to lower risk management expenses and a 0.6 percentage point decrease in labor and benefits costs, partially offset by a 0.7 percentage point increase from higher fuel expense, a 0.2 percentage point increase in operating costs associated with a new facility and higher taxes on revenues and a 0.1 percentage point increase from all other net changes.

Cost of operations as a percentage of revenues decreased 0.3 percentage points to 57.4% for the nine months ended September 30, 2026, from 57.7% for the nine months ended September 30, 2025. The decrease as a percentage of revenues was primarily driven by the impact of price-led revenue growth, a 0.5 percentage point decrease in labor and benefits costs and a 0.5 percentage point decrease due to lower risk management expenses, partially offset by a 0.4 percentage point increase from higher fuel expense, a 0.2 percentage point increase in operating costs associated with a new facility and higher taxes on revenues and a 0.1 percentage point increase from all other net changes.

SG&A. SG&A expenses increased $17.4 million, or 7.4%, to $253.9 million for the three months ended September 30, 2026, from $236.5 million for the three months ended September 30, 2025. The increase was comprised of $13.6 million, assuming foreign currency parity, at our existing operations and $4.3 million from acquisitions closed during, or subsequent to, the three months ended September 30, 2025, partially offset by a decrease of $0.5 million resulting from a lower average foreign currency exchange rate in effect during the current period.

The increase in SG&A expenses at our existing operations for the three months ended September 30, 2026, assuming foreign currency parity, was comprised of an increase of $10.0 million in administrative payroll and incentive compensation expenses, a collective increase in travel and meetings expenses and charitable contributions of $4.5 million and $2.0 million of other net expense increases, partially offset by a decrease in deferred compensation costs of $2.9 million due to a decrease in the market value of investments held to fund our deferred compensation liability.

SG&A expenses increased $35.9 million, or 4.9%, to $765.5 million for the nine months ended September 30, 2026, from $729.6 million for the nine months ended September 30, 2025. The increase was comprised of $21.4 million, assuming foreign currency parity, at our existing operations, $13.6 million from acquisitions closed during, or subsequent to, the nine months ended September 30, 2025 and $0.9 million from a higher average foreign currency exchange rate in effect during the current period.

The increase in SG&A expenses at our existing operations for the nine months ended September 30, 2026, assuming foreign currency parity, was comprised of an increase in administrative payroll and incentive compensation expense of $12.3 million, a collective increase in travel and meetings expenses and charitable contributions of $8.4 million, higher expenses for uncollectible accounts receivable of $6.0 million, an increase in software license fees of $4.8 million and other net expense increases of $1.2 million, partially offset by a decrease in direct acquisition expenses of $6.8 million and a decrease in professional fees of $4.5 million.

SG&A expenses as a percentage of revenues remained flat at 9.6% for the three months ended September 30, 2026 and for the three months ended September 30, 2025. SG&A expenses as a percentage of revenues were favorably impacted by a 0.1 percentage point decrease in deferred compensation costs, offset by a 0.1 percentage point increase in administrative payroll and incentive compensation expenses.

SG&A expenses as a percentage of revenues decreased 0.2 percentage points to 10.1% for the nine months ended September 30, 2026, from 10.3% for the nine months ended September 30, 2025. The decrease as a percentage of revenues was primarily driven by a 0.1 percentage point decrease in administrative payroll and incentive compensation expenses and a 0.1 percentage point decrease in direct acquisition expenses.

Depreciation. Depreciation expense increased $26.6 million, or 10.1%, to $290.6 million for the three months ended September 30, 2026, from $264.0 million for the three months ended September 30, 2025. The increase was comprised of an increase in depreciation expense of $11.0 million from the impact of additions to our fleet and equipment purchased to support our existing operations, an increase of $8.7 million in depletion expense at our existing operations and an increase in depreciation and depletion expense of $7.5 million from acquisitions closed during, or subsequent to, the three months ended September 30, 2025, partially offset by a decrease of $0.6 million resulting from a lower average foreign currency exchange rate in effect during the current period.

Depreciation expense increased $72.7 million, or 9.5%, to $836.4 million for the nine months ended September 30, 2026, from $763.7 million for the nine months ended September 30, 2025. The increase was comprised of an increase in depreciation expense of $31.5 million from the impact of additions to our fleet and equipment purchased to support our existing operations, an increase of $20.2 million in depletion expense at our existing operations, an increase in depreciation and depletion expense of $20.0 million from acquisitions closed during, or subsequent to, the nine months ended September 30, 2025 and an increase of $1.1 million resulting from a higher average foreign currency exchange rate in effect during the current period, partially offset by a decrease of $0.1 million from operations divested during, or subsequent to, the nine months ended September 30, 2025.

Depreciation expense as a percentage of revenues increased 0.3 percentage points to 11.0% for the three and nine months ended September 30, 2026, from 10.7% for the three and nine months ended September 30, 2025. For both comparable periods, the increase as a percentage of revenues was primarily driven by increased depletion expense at our existing operations.

Amortization of Intangibles. Amortization of intangibles expense decreased $2.5 million, or 5.0%, to $48.8 million for the three months ended September 30, 2026, from $51.3 million for the three months ended September 30, 2025. The decrease was comprised of a decrease of $5.9 million from certain intangible assets becoming fully amortized subsequent to September 30, 2025 and $0.2 million resulting from a lower average foreign currency exchange rate in effect during the current period, partially offset by an increase of $3.6 million from intangible assets acquired in acquisitions closed during, or subsequent to, the three months ended September 30, 2025.

Amortization of intangibles expense decreased $5.6 million, or 3.7%, to $143.6 million for the nine months ended September 30, 2026, from $149.2 million for the nine months ended September 30, 2025. The decrease was comprised of a decrease of $17.5 million from certain intangible assets becoming fully amortized subsequent to September 30, 2025, partially offset by an increase of $11.6 million from intangible assets acquired in acquisitions closed during, or subsequent to, the nine months ended September 30, 2025 and an increase of $0.3 million due to a higher average foreign currency exchange rate in effect during the current period.

Amortization of intangibles expense as a percentage of revenues decreased 0.2 percentage points to 1.9% for the three and nine months ended September 30, 2026, from 2.1% for the three and nine months ended September 30, 2025. For both comparable periods, the decrease as a percentage of revenues was primarily driven by a 0.3 percentage point decrease from lower amortization on existing intangibles, partially offset by a 0.1 percentage point increase related to acquisitions closed during, or subsequent to, the three and nine months ended September 30, 2025 having higher amortization expense as a percentage of revenue than our company average.

Impairments and Other Operating Items. Impairments and other operating items decreased $58.2 million, to net losses totaling $1.9 million for the three months ended September 30, 2026, from net losses totaling $60.1 million for the three months ended September 30, 2025.

The net losses of $1.9 million recorded during the three months ended September 30, 2026 consisted of net losses of $1.7 million on the disposal of property and equipment and net losses of $1.4 million for charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date, partially offset by other net gains of $1.2 million.

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

Impairments and other operating items increased $69.3 million, to net losses totaling $139.9 million for the nine months ended September 30, 2026, from net losses totaling $70.6 million for the nine months ended September 30, 2025.

The net losses of $139.9 million recorded during the nine months ended September 30, 2026 consisted of net losses of $132.0 million to adjust the carrying value of closure and post-closure liabilities, net losses of $2.7 million for charges to write off the carrying cost of certain contracts that were not, or are not expected to be, renewed prior to the original estimated termination date, net losses of $2.0 million to adjust an environmental liability at an operating facility, net losses of $2.0 million on the disposal of property and equipment and other net losses of $1.2 million.

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

Operating Income. Operating income increased $102.1 million, or 23.2%, to $541.7 million for the three months ended September 30, 2026, from $439.6 million for the three months ended September 30, 2025. Operating income increased $54.0 million, or 4.2%, to $1.343 billion for the nine months ended September 30, 2026, from $1.289 billion for the nine months ended September 30, 2025.

The increase in our operating income for the three months ended September 30, 2026 was due primarily to price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the three months ended September 30, 2025, lower impairments and other operating items, increased E&P waste revenues and decreased risk management costs. These increases were partially offset by increases in operating expenses from acquisitions closed during, or subsequent to, the three months ended September 30, 2025, an increase in fuel expense due to higher diesel prices, higher operating costs associated with new operating facilities at existing operations and additional capacity developed to accommodate increased E&P disposal volumes, and increased labor and recurring incentive compensation expenses.

The increase in our operating income for the nine months ended September 30, 2026 was due primarily to price increases for our solid waste services, operating income generated from acquisitions closed during, or subsequent to, the nine months ended September 30, 2025, an increase in E&P waste revenues and lower risk management costs. These increases were partially offset by increases in operating expenses from acquisitions closed during, or subsequent to, the nine months ended September 30, 2025, increased impairments and other operating items, higher operating costs associated with new operating facilities at existing operations and additional capacity developed to accommodate increased E&P disposal volumes, higher fuel expense due to increased diesel prices, and increased labor and recurring incentive compensation expenses.

Operating income as a percentage of revenues increased 2.6 percentage points to 20.5% for the three months ended September 30, 2026, from 17.9% for the three months ended September 30, 2025. The increase as a percentage of revenues was comprised of a 2.4 percentage point decrease in impairments and other operating items, a 0.3 percentage point decrease in cost of operations and a 0.2 percentage point decrease in amortization, partially offset by a 0.3 percentage point increase in depreciation.

Operating income as a percentage of revenues decreased 0.5 percentage points to 17.7% for the nine months ended September 30, 2026, from 18.2% for the nine months ended September 30, 2025. The decrease as a percentage of revenues was comprised of a 0.9 percentage point increase in impairments and other operating items and a 0.3 percentage point increase in depreciation, partially offset by a 0.3 percentage point decrease in cost of operations, a 0.2 percentage point decrease in amortization and a 0.2 percentage point decrease in selling, general and administrative expenses.

Interest Expense. Interest expense increased $12.0 million, or 14.1%, to $96.4 million for the three months ended September 30, 2026, from $84.4 million for the three months ended September 30, 2025. The increase was primarily attributable to an increase of $7.2 million from the issuance of $600.0 million of senior unsecured notes in March 2026, an increase of $2.2 million from the issuance of CAD $400.0 million of senior unsecured notes in August 2026, an increase of $1.5 million from the issuance of CAD $300.0 million of senior unsecured notes in August 2026, an increase of $0.3 million due to an increase in the average borrowings outstanding under our credit facilities during the three months ended September 30, 2026 and $0.8 million of other net expense increases.

Interest expense increased $27.2 million, or 11.0%, to $275.3 million for the nine months ended September 30, 2026, from $248.1 million for the nine months ended September 30, 2025. The increase was primarily attributable to an increase of $15.6 million from the issuance of $600.0 million of senior unsecured notes in March 2026, an increase of $11.1 million from the issuance of $500.0 million of senior unsecured notes in June 2025, an increase of $2.2 million from the issuance of CAD $400.0 million of senior unsecured notes in August 2026, an increase of $1.5 million from the issuance of CAD $300.0 million of senior unsecured notes in August 2026 and $1.0 million of other net expense increases, partially offset by a decrease of $2.5 million from lower interest rates on borrowings outstanding during the comparable periods and a decrease of $1.7 million due to a decrease in the average borrowings outstanding under our credit facilities during the nine months ended September 30, 2026.

Interest Income. Interest income decreased $2.1 million, or 41.3%, to $3.0 million for the three months ended September 30, 2026, from $5.1 million for the three months ended September 30, 2025. The decrease was primarily attributable to lower average cash balances in the current period and lower average investment rates. Interest income increased $1.0 million, or 11.5%, to $10.2 million for the nine months ended September 30, 2026, from $9.2 million for the nine months ended September 30, 2025. The increase was primarily attributable to higher average cash balances in the current period, partially offset by lower average investment rates.

Other Income, Net. Other income, net decreased $11.7 million to an income total of $2.8 million for the three months ended September 30, 2026, from an income total of $14.5 million for the three months ended September 30, 2025.

Other income of $2.8 million recorded during the three months ended September 30, 2026 consisted of $2.0 million from the reimbursement of expenditures, $0.8 million of foreign currency exchange gains and $1.0 million of income from other sources, partially offset by losses of $1.0 million from a decrease in the value of investments purchased to fund our employee deferred compensation obligations.

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

Other income, net increased $13.6 million to an income total of $40.1 million for the nine months ended September 30, 2026, from an income total of $26.5 million for the nine months ended September 30, 2025.

Other income of $40.1 million recorded during the nine months ended September 30, 2026 consisted of $22.6 million from a refund on fees paid in prior periods, $5.7 million from the write-off of a liability associated with a closed facility for which no future obligation exists, $5.2 million from a vendor rebate and the reimbursement of expenditures, $4.5 million from an increase in the value of investments purchased to fund our employee deferred compensation obligations, $1.0 million of foreign currency exchange gains and $1.1 million of income from other sources.

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

Income Tax Provision. Income taxes increased $3.4 million, to $91.9 million for the three months ended September 30, 2026, from $88.5 million for the three months ended September 30, 2025. Our effective tax rate for the three months ended September 30, 2026 was 20.4%. Our effective tax rate for the three months ended September 30, 2025 was 23.6%. Income taxes decreased $15.5 million, to $243.4 million for the nine months ended September 30, 2026, from $258.9 million for the nine months ended September 30, 2025. Our effective tax rate for the nine months ended September 30, 2026 was 21.8%. Our effective tax rate for the nine months ended September 30, 2025 was 24.0%.

The income tax provision for the three and nine months ended September 30, 2026 included a benefit of $0.6 million and $0.9 million, respectively, from share-based payment awards being recognized in the income statement when settled, as well as a portion of our internal financing being taxed at effective rates substantially lower than the U.S. federal statutory rate.

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

For the nine months ended September 30, 2026, we managed our operations through the following six geographic solid waste operating segments: Southern, Western, Eastern, Central, MidSouth and Canada. Our six geographic solid waste operating segments comprise our reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. Certain corporate or regional overhead expense allocations may affect comparability of the segment information presented herein on a period-over-period basis.

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

Summarized financial information for our reportable segments is shown in the following tables in thousands of U.S. dollars and as a percentage of total segment revenue for the periods indicated.

Three Months Ended		Segment		EBITDA
September 30, 2026	Revenue	Expenses	EBITDA (b)	Margin
Southern	$548,806	$356,700	$192,106	35.0%
Western	522,375	370,099	152,276	29.2%
Eastern	451,227	331,671	119,556	26.5%
Central	435,848	272,185	163,663	37.6%
MidSouth	300,605	211,674	88,931	29.6%
Canada	379,220	210,314	168,906	44.5%
Corporate(a)	—	2,434	(2,434)	—
	$2,638,081	$1,755,077	$883,004	33.5%

Three Months Ended		Segment		EBITDA
September 30, 2025	Revenue	Expenses	EBITDA (b)	Margin
Southern	$485,394	$327,038	$158,356	32.6%
Western	486,255	342,473	143,782	29.6%
Eastern	440,770	319,770	121,000	27.5%
Central	413,389	262,741	150,648	36.4%
MidSouth	282,804	202,163	80,641	28.5%
Canada	349,766	189,851	159,915	45.7%
Corporate(a)	—	(706)	706	—
	$2,458,378	$1,643,330	$815,048	33.2%

Nine Months Ended		Segment		EBITDA
September 30, 2026	Revenue	Expenses	EBITDA	Margin
Southern	$1,560,494	$1,037,036	$523,458	33.5%
Western	1,477,548	1,068,150	409,398	27.7%
Eastern	1,300,903	951,694	349,209	26.8%
Central	1,256,372	792,704	463,668	36.9%
MidSouth	865,187	622,257	242,930	28.1%
Canada	1,109,815	624,050	485,765	43.8%
Corporate(a)	—	11,114	(11,114)	—
	$7,570,319	$5,107,005	$2,463,314	32.5%

Nine Months Ended		Segment		EBITDA
September 30, 2025	Revenue	Expenses	EBITDA	Margin
Southern	$1,415,741	$954,378	$461,363	32.6%
Western	1,386,322	1,002,225	384,097	27.7%
Eastern	1,286,253	947,818	338,435	26.3%
Central	1,188,859	763,082	425,777	35.8%
MidSouth	820,520	592,471	228,049	27.8%
Canada	995,914	544,487	451,427	45.3%
Corporate(a)	—	16,268	(16,268)	—
	$7,093,609	$4,820,729	$2,272,880	32.0%
(a)	The majority of Corporate expenses are allocated to the six operating segments. Direct acquisition expenses and share-based compensation expenses associated with Progressive Waste share-based grants outstanding at June 1, 2016 that were continued by the Company are not allocated to the six operating segments and comprise the net EBITDA for our Corporate segment for the periods presented.
(b)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in our most recent Annual Report on Form 10-K.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 10 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue, segment expenses and EBITDA for our reportable segments for the three and nine month periods ended September 30, 2026, compared to the three and nine month periods ended September 30, 2025, are discussed below.

Southern

Revenue increased $63.4 million to $548.8 million for the three months ended September 30, 2026, from $485.4 million for the three months ended September 30, 2025. Revenue increased $144.8 million to $1.560 billion for the nine months ended September 30, 2026, from $1.416 billion for the nine months ended September 30, 2025. The increases for the three and nine months ended September 30, 2026 were due to price increases, contributions from acquisitions and higher E&P waste revenues attributable to increases in drilling and production activity, partially offset by lower commercial and residential collection volumes, a decrease from operations divested during the comparable periods and lower recyclable commodity revenues.

Segment expenses increased $29.7 million to $356.7 million for the three months ended September 30, 2026, from $327.0 million for the three months ended September 30, 2025. Segment expenses increased $82.7 million to $1.037 billion for the nine months ended September 30, 2026, from $954.4 million for the nine months ended September 30, 2025. The increases to segment expenses for the three and nine months ended September 30, 2026 were due to expenses from acquisitions closed during, or subsequent to, the comparable periods, an increase in third-party brokerage, higher fuel costs due to diesel prices, an increase in labor costs, higher truck, container, equipment and facility maintenance and repair expenses and an increase in professional fees, partially offset by lower risk management costs and a decrease from operations divested during the comparable periods.

EBITDA increased $33.7 million to $192.1 million, or a 35.0% EBITDA margin for the three months ended September 30, 2026, from $158.4 million, or a 32.6% EBITDA margin for the three months ended September 30, 2025. EBITDA increased $62.1 million to $523.5 million, or a 33.5% EBITDA margin for the nine months ended September 30, 2026, from $461.4 million, or a 32.6% EBITDA margin for the nine months ended September 30, 2025. The increases in our EBITDA margin for the three and nine months ended September 30, 2026 were due to lower risk management costs, a decrease in labor costs as a percentage of revenue, lower allocated corporate overhead, and a decrease in landfill monitoring and maintenance costs, partially offset by higher fuel costs due to diesel prices and an increase in professional fees.

Western

Revenue increased $36.1 million to $522.4 million for the three months ended September 30, 2026, from $486.3 million for the three months ended September 30, 2025. Revenue increased $91.2 million to $1.478 billion for the nine months ended September 30, 2026, from $1.386 billion for the nine months ended September 30, 2025. The increases for the three and nine months ended September 30, 2026 were due to price increases, contributions from acquisitions, an increase in residential and commercial collection volumes, higher post-collection volumes and an increase in recyclable commodity revenues, partially offset by a decrease in intermodal activity and lower E&P waste revenues.

Segment expenses increased $27.6 million to $370.1 million for the three months ended September 30, 2026, from $342.5 million for the three months ended September 30, 2025. Segment expenses increased $65.9 million to $1.068 billion for the nine months ended September 30, 2026, from $1.002 billion for the nine months ended September 30, 2025. The increases to segment expenses for the three and nine months ended September 30, 2026 were due to higher labor and benefits costs, an increase in expenses from acquisitions closed during, or subsequent to, the comparable periods, higher fuel costs due to diesel prices, an increase in operating costs associated with higher collection volumes, an increase in taxes on revenues and higher truck, container, equipment and facility maintenance and repair expenses, partially offset by a decrease in risk management costs and lower post-closure liability interest accretion expense.

EBITDA increased $8.5 million to $152.3 million, or a 29.2% EBITDA margin for the three months ended September 30, 2026, from $143.8 million, or a 29.6% EBITDA margin for the three months ended September 30, 2025. EBITDA increased $25.3 million to $409.4 million, or a 27.7% EBITDA margin for the nine months ended September 30, 2026, from $384.1 million, or a 27.7% EBITDA margin for the nine months ended September 30, 2025. The decrease in our EBITDA margin for the three months ended September 30, 2026 was due primarily to higher fuel costs due to diesel prices, the impact of acquisitions having lower EBITDA margins than our segment average, an increase in labor costs as a percentage of revenue and higher allocated corporate overhead, partially offset by a decrease in risk management costs and lower rail costs associated with decreased intermodal activity. EBITDA margin for the nine months ended September 30, 2026 was favorably impacted by lower risk management costs and a decrease in post-closure liability interest accretion expense, offset by higher fuel costs due to diesel prices, the impact of acquisitions having lower EBITDA margins than our segment average and an increase in labor costs as a percentage of revenue.

Eastern

Revenue increased $10.4 million to $451.2 million for the three months ended September 30, 2026, from $440.8 million for the three months ended September 30, 2025. Revenue increased $14.6 million to $1.301 billion for the nine months ended September 30, 2026, from $1.286 billion for the nine months ended September 30, 2025. The increases for the three and nine months ended September 30, 2026 were due to price increases and contributions from acquisitions, partially offset by lower commercial collection volumes, decreases in roll off and post-collection volumes and a decrease in recyclable commodity revenues as compared to the prior periods.

Segment expenses increased $11.9 million to $331.7 million for the three months ended September 30, 2026, from $319.8 million for the three months ended September 30, 2025. Segment expenses increased $3.9 million to $951.7 million for the nine months ended September 30, 2026, from $947.8 million for the nine months ended September 30, 2025. The increases to segment expenses for the three and nine months ended September 30, 2026 were due to an increase in expenses from acquisitions closed during, or subsequent to, the comparable periods, higher landfill monitoring and maintenance costs, an increase in fuel costs due to diesel prices and higher risk management costs, partially offset by a decrease in disposal expense, lower allocated corporate overhead, a decrease in labor costs and lower truck, container, equipment and facility maintenance and repair expenses.

EBITDA decreased $1.4 million to $119.6 million, or a 26.5% EBITDA margin for the three months ended September 30, 2026, from $121.0 million, or a 27.5% EBITDA margin for the three months ended September 30, 2025. EBITDA increased $10.8 million to $349.2 million, or a 26.8% EBITDA margin for the nine months ended September 30, 2026, from $338.4 million, or a 26.3% EBITDA margin for the nine months ended September 30, 2025. The decrease in our EBITDA margin for the three months ended September 30, 2026 was due primarily to higher risk management costs, an increase in fuel costs due to diesel prices and higher landfill monitoring and maintenance costs, partially offset by the impact of acquisitions having higher EBITDA margins than our segment average and a decrease in allocated corporate overhead. The increase in our EBITDA margin for the nine months ended September 30, 2026 was due primarily to price-led revenue growth, a decrease in disposal expense, the impact of acquisitions having higher EBITDA margins than our segment average and lower allocated corporate overhead, partially offset by higher landfill monitoring and maintenance costs and an increase in fuel costs due to diesel prices.

Central

Revenue increased $22.4 million to $435.8 million for the three months ended September 30, 2026, from $413.4 million for the three months ended September 30, 2025. Revenue increased $67.5 million to $1.256 billion for the nine months ended September 30, 2026, from $1.189 billion for the nine months ended September 30, 2025. The increases for the three and nine months ended September 30, 2026 were due to price increases, contributions from acquisitions, an increase in landfill gas sales and higher recyclable commodity revenues, partially offset by lower roll off volumes, a decrease in commercial and residential collection volumes and lower E&P waste revenues.

Segment expenses increased $9.5 million to $272.2 million for the three months ended September 30, 2026, from $262.7 million for the three months ended September 30, 2025. Segment expenses increased $29.6 million to $792.7 million for the nine months ended September 30, 2026, from $763.1 million for the nine months ended September 30, 2025. The increases to segment expenses for the three and nine months ended September 30, 2026 were due to an increase in labor and benefits expenses, higher fuel costs due to diesel prices, an increase in third-party brokerage, higher taxes on revenues, an increase in truck, container, equipment and facility maintenance and repair expenses, higher fees paid for the processing of recyclable materials and an increase in operating costs associated with higher post-collection volumes, partially offset by a decrease in risk management costs.

EBITDA increased $13.1 million to $163.7 million, or a 37.6% EBITDA margin for the three months ended September 30, 2026, from $150.6 million, or a 36.4% EBITDA margin for the three months ended September 30, 2025. EBITDA increased $37.9 million to $463.7 million, or a 36.9% EBITDA margin for the nine months ended September 30, 2026, from $425.8 million, or a 35.8% EBITDA margin for the nine months ended September 30, 2025. The increases in our EBITDA margin for the three and nine months ended September 30, 2026 were due primarily to lower labor and benefits costs as a percentage of revenue, a decrease in risk management costs, lower allocated corporate overhead and price-led revenue growth, partially offset by higher fuel costs due to diesel prices and an increase in uncollectible accounts receivable.

MidSouth

Revenue increased $17.8 million to $300.6 million for the three months ended September 30, 2026, from $282.8 million for the three months ended September 30, 2025. Revenue increased $44.7 million to $865.2 million for the nine months ended September 30, 2026, from $820.5 million for the nine months ended September 30, 2025. The increases for the three and nine months ended September 30, 2026 were due to price increases and contributions from acquisitions, partially offset by a decrease in residential and commercial collection volumes and lower roll off volumes.

Segment expenses increased $9.5 million to $211.7 million for the three months ended September 30, 2026, from $202.2 million for the three months ended September 30, 2025. Segment expenses increased $29.8 million to $622.3 million for the nine months ended September 30, 2026, from $592.5 million for the nine months ended September 30, 2025. The increases to segment expenses for the three and nine months ended September 30, 2026 were due to an increase in labor and benefits expenses, higher third-party brokerage, an increase in truck, container, equipment and facility maintenance and repair expenses, higher fuel costs due to diesel prices and an increase in expenses from acquisitions closed during, or subsequent to, the comparable periods, partially offset by a decrease in risk management costs.

EBITDA increased $8.3 million to $88.9 million, or a 29.6% EBITDA margin for the three months ended September 30, 2026, from $80.6 million, or a 28.5% EBITDA margin for the three months ended September 30, 2025. EBITDA increased $14.9 million to $242.9 million, or a 28.1% EBITDA margin for the nine months ended September 30, 2026, from $228.0 million, or a 27.8% EBITDA margin for the nine months ended September 30, 2025. The increases in our EBITDA margin for the three and nine months ended September 30, 2026 were due primarily to lower labor and benefits costs as a percentage of revenue, a decrease in risk management costs and lower allocated corporate overhead, partially offset by higher third-party brokerage and an increase in fuel costs.

Canada

Revenue increased $29.4 million to $379.2 million for the three months ended September 30, 2026, from $349.8 million for the three months ended September 30, 2025. Revenue increased $113.9 million to $1.110 billion for the nine months ended September 30, 2026, from $995.9 million for the nine months ended September 30, 2025. The increases for the three and nine months ended September 30, 2026 were due to price increases, higher E&P waste revenues attributable to an increase in volumes, an increase in landfill gas sales, contributions from acquisitions and an increase in recyclable commodity revenues, partially offset by a decrease in commercial and residential collection volumes.

Segment expenses increased $20.4 million to $210.3 million for the three months ended September 30, 2026, from $189.9 million for the three months ended September 30, 2025. Segment expenses increased $79.6 million to $624.1 million for the nine months ended September 30, 2026, from $544.5 million for the nine months ended September 30, 2025. The increases to segment expenses for the three and nine months ended September 30, 2026 were due to an increase in operating costs associated with an increase in E&P and landfill volumes, higher fuel costs due to diesel prices, an increase in third-party brokerage, higher expenses associated with a new operating facility, an increase in labor and benefits expenses, higher allocated corporate overhead and an increase in disposal expense.

EBITDA increased $9.0 million to $168.9 million, or a 44.5% EBITDA margin for the three months ended September 30, 2026, from $159.9 million, or a 45.7% EBITDA margin for the three months ended September 30, 2025. EBITDA increased $34.4 million to $485.8 million, or a 43.8% EBITDA margin for the nine months ended September 30, 2026, from $451.4 million, or a 45.3% EBITDA margin for the nine months ended September 30, 2025. The decreases in our EBITDA margin for the three and nine months ended September 30, 2026 were due to increases in costs associated with incremental volumes, a new operating facility developed subsequent to the prior periods and higher fuel costs due to diesel prices, partially offset by lower labor and benefits costs as a percentage of revenue and an increase in renewable energy credits generated.

Corporate

Segment expenses increased $3.1 million to expenses of $2.4 million for the three months ended September 30, 2026, from income of $0.7 million for the three months ended September 30, 2025. Segment expenses decreased $5.2 million to $11.1 million for the nine months ended September 30, 2026, from $16.3 million for the nine months ended September 30, 2025. The increase to segment expenses for the three months ended September 30, 2026 was due to an increase in labor and benefits costs, partially offset by a decrease in deferred compensation costs. The decrease to segment expenses for the nine months ended September 30, 2026 was due to a decrease in professional fees and lower deal costs associated with acquisitions closed during, or subsequent to, the prior periods, partially offset by an increase in labor and benefits costs, a decrease in allocation of costs to our operating segments and an increase in travel, meetings and training expenses. EBITDA decreased $3.1 million and increased $5.2 million for the three and nine months ended September 30, 2026, respectively, as compared to the prior periods, due to the changes in segment expenses.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth cash flow information for the nine months ended September 30, 2026 and 2025 (in thousands of U.S. dollars):

	Nine Months Ended
	September 30,
	2026	2025
Net cash provided by operating activities	$1,970,811	$1,857,190
Net cash used in investing activities	(1,311,273)	(1,433,913)
Net cash used in financing activities	(607,638)	(331,492)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,661)	627
Net increase in cash, cash equivalents and restricted cash	49,239	92,412
Cash, cash equivalents and restricted cash at beginning of period	229,580	198,173
Cash, cash equivalents and restricted cash at end of period	$278,819	$290,585

Operating Activities Cash Flows

Net cash provided by operating activities increased $113.6 million to $1.971 billion for the nine months ended September 30, 2026, from net cash provided by operating activities of $1.857 billion for the nine months ended September 30, 2025. The significant components of the increase included the following:

1)	Increase in earnings — Our increase in net cash provided by operating activities was favorably impacted by $169.3 million from an increase in net income, excluding depreciation, amortization of intangibles, share-based compensation, adjustments to closure, post-closure and remediation liabilities, adjustments to and payments of contingent consideration, provision for expected credit losses, interest accretion and gain on disposal of assets, operations, and impairments, due primarily to price increases and operating income generated from acquisitions closed during, or subsequent to, the nine months ended September 30, 2025.
2)	Accounts receivable — Our increase in net cash provided by operating activities was favorably impacted by $21.1 million from accounts receivable as changes in accounts receivable resulted in a decrease to operating cash flows of $95.6 million for the nine months ended September 30, 2026, compared to a decrease to operating cash flows of $116.7 million for the nine months ended September 30, 2025. The decrease for the nine months ended September 30, 2026 was driven by higher revenues, which remained as outstanding receivables at the end of the period, partially offset by improved receivables turnover from collection efforts. The decrease for the nine months ended September 30, 2025 was due to increases in revenue, which remained as outstanding receivables at the end of the period.
3)	Accounts payable and accrued liabilities — Our increase in net cash provided by operating activities was unfavorably impacted by $55.6 million from accounts payable and accrued liabilities as changes in accounts payable and accrued liabilities resulted in an increase to operating cash flows of $92.2 million for the nine months ended September 30, 2026, compared to an increase to operating cash flows of $147.8 million for the nine months ended September 30, 2025. The increase for the nine months ended September 30, 2026 was due primarily to outstanding obligations to vendors and an increase in accrued insurance costs, partially offset by a decrease in accrued payroll. The increase for the nine months ended September 30, 2025 was due primarily to an increase in accrued insurance costs, outstanding obligations to vendors and an increase in accrued payroll.
4)	Deferred income taxes — Our increase in net cash provided by operating activities was unfavorably impacted by $31.5 million from deferred income taxes as changes in deferred income taxes resulted in an increase to operating cash flows of $62.3 million for the nine months ended September 30, 2026, compared to an increase to operating cash flows of $93.8 million for the nine months ended September 30, 2025. The increases for the nine months ended September 30, 2026 and 2025 were attributable to capital expenditures providing tax benefits resulting from accelerated depreciation and tax benefits resulting from payments for closure and post-closure activities in the periods.

At September 30, 2026, we had a working capital deficit of $717.8 million, including cash and equivalents of $95.7 million. Our working capital deficit decreased $94.9 million from a working capital deficit of $812.7 million at December

31, 2025 including cash and equivalents of $46.0 million, due primarily to an increase in accounts receivable as a result of increases in revenue, partially offset by improved receivables turnover, and an increase in cash. To date, we have experienced no loss or lack of access to our cash and equivalents; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with share repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our Revolving Credit Agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $122.6 million to $1.311 billion for the nine months ended September 30, 2026, from $1.434 billion for the nine months ended September 30, 2025. The significant components of the decrease included the following:

1)	A decrease in cash paid for acquisitions of $258.6 million; less
2)	An increase in capital expenditures at operations owned in the comparable period of $74.7 million due to ongoing projects and expenditures for trucks and equipment, partially offset by a decrease in expenditures for office equipment;
3)	An increase in capital expenditures for undeveloped land at certain existing facilities of $56.2 million; and
4)	An increase in capital expenditures at operations acquired during the comparable period of $24.1 million due to expenditures for facility improvements, trucks and equipment.

Financing Activities Cash Flows

Net cash used in financing activities increased $276.1 million to $607.6 million for the nine months ended September 30, 2026, from $331.5 million for the nine months ended September 30, 2025. The significant components of the increase included the following:

1)	An increase from higher payments to repurchase our common shares of $502.3 million during the nine months ended September 30, 2026;
2)	An increase from higher cash dividends paid of $21.5 million due primarily to an increase in our quarterly dividend rate for the nine months ended September 30, 2026 to $0.350 per share, from $0.315 per share for the nine months ended September 30, 2025; less
3)	A decrease from the net change in long-term borrowings of $233.0 million in which long-term borrowings increased $649.6 million during the nine months ended September 30, 2026 and increased $416.6 million during the nine months ended September 30, 2025; and
4)	A decrease from lower payments related to contingent consideration of $17.1 million in which contingent consideration costs decreased $11.2 million during the nine months ended September 30, 2026 and decreased $28.3 million during the nine months ended September 30, 2025.

On August 7, 2026, we announced the annual renewal of our normal course issuer bid, or the NCIB, to purchase up to 12,578,462 of our common shares during the period of August 12, 2026 to August 11, 2027 or until such earlier time as the NCIB is completed or terminated at our option. The timing and amounts of any repurchases pursuant to the NCIB will depend on market conditions, share price and other factors, including potential acquisition growth opportunities. All common shares purchased under the NCIB will be immediately cancelled following their repurchase. Information regarding the NCIB can be found under the section “Normal Course Issuer Bid” in Note 16 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2025, we announced that our Board of Directors increased our regular quarterly cash dividend by $0.035, from $0.315 to $0.350 per share. Cash dividends of $265.5 million and $244.0 million were paid during the nine months ended September 30, 2026 and 2025, respectively. We cannot assure as to the amounts or timing of future dividends.

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

On August 4, 2026, we completed an underwritten public offering of CAD $300.0 million aggregate principal amount of our 4.20% Senior Notes due 2033 (the “New 2033 Senior Notes”) and CAD $400.0 million aggregate principal amount of our 4.55% Senior Notes due 2036 (the “New 2036 Senior Notes”). The New 2033 Senior Notes and New 2036 Senior Notes were issued under an indenture, dated as of November 16, 2018 (as amended, restated, supplemented or otherwise modified from time to time), by and between the Company and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (the “Base Indenture”), as supplemented by a twelfth supplemental indenture, dated as of August 4, 2026. See Note 9 to our Condensed Consolidated Financial Statements for further details on the New 2033 Senior Notes and New 2036 Senior Notes.

On March 16, 2026, we completed an underwritten public offering of $600.0 million aggregate principal amount of our 4.80% Senior Notes due 2036 (the “2036 Senior Notes”). The 2036 Senior Notes were issued under the Base Indenture, as supplemented by an eleventh supplemental indenture, dated as of March 16, 2026.

At September 30, 2026, $1.929 billion under the revolving credit facility was outstanding under the Revolving Credit Agreement, exclusive of outstanding standby letters of credit of $122.2 million. We also had $323.9 million of letters of credit issued and outstanding at September 30, 2026 under facilities other than the Revolving Credit Agreement. Our Revolving Credit Agreement matures on February 27, 2029.

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

At September 30, 2026, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	Years
Long-term debt	$9,510,441	$7,801	$3,294,946	$607,586	$5,600,108
Cash interest payments	$2,828,702	$387,702	$697,244	$441,311	$1,302,445
Contingent consideration	$93,019	$60,120	$3,224	$3,224	$26,451
Operating leases	$409,900	$48,043	$90,579	$82,724	$188,554
Final capping, closure and post-closure	$2,362,637	$105,800	$128,792	$47,149	$2,080,896

Long-term debt payments include:

1)	$1.929 billion in principal payments due February 27, 2029 related to our revolving credit facility under our Revolving Credit Agreement. We may elect to draw amounts on our Revolving Credit Agreement in U.S. dollar term SOFR rate loans, U.S. dollar base rate loans, Canadian dollar term CORRA rate loans, and Canadian dollar prime rate loans. At September 30, 2026, $1.312 billion of the outstanding borrowings drawn under the revolving credit facility were in U.S. term SOFR rate loans, which bear interest at the term SOFR rate plus the applicable margin (for a total rate ranging from 4.56% to 4.77% on such date). At September 30, 2026, $50.0 million of the outstanding borrowings drawn under the revolving credit facility were in U.S. base rate loans, bearing interest at a total rate of 7.00% on such date. At September 30, 2026, $563.8 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based CORRA rate loans, which bear interest at the term CORRA rate plus the applicable margin (for a total rate of 3.45% on such date). At September 30, 2026, $3.5 million of the outstanding borrowings drawn under the revolving credit facility were in Canadian-based prime rate loans, bearing interest at a total rate of 4.45% on such date.
2)	$500.0 million in principal payments due 2028 related to our 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 4.25%.
3)	$500.0 million in principal payments due 2029 related to our 2029 Senior Notes. The 2029 Senior Notes bear interest at a rate of 3.50%.
4)	$352.4 million in principal payments due 2029 related to our New 2029 Senior Notes. The New 2029 Senior Notes bear interest at a rate of 4.50%.
5)	$600.0 million in principal payments due 2030 related to our 2030 Senior Notes. The 2030 Senior Notes bear interest at a rate of 2.60%.
6)	$650.0 million in principal payments due 2032 related to our 2032 Senior Notes. The 2032 Senior Notes bear interest at a rate of 2.20%.
7)	$500.0 million in principal payments due 2032 related to our New 2032 Senior Notes. The New 2032 Senior Notes bear interest at a rate of 3.20%.
8)	$750.0 million in principal payments due 2033 related to our 2033 Senior Notes. The 2033 Senior Notes bear interest at a rate of 4.20%.
9)	$211.4 million in principal payments due 2033 related to our New 2033 Senior Notes. The New 2033 Senior Notes bear interest at a rate of 4.20%.
10)	$750.0 million in principal payments due 2034 related to our 2034 Senior Notes. The 2034 Senior Notes bear interest at a rate of 5.00%.

11)	$500.0 million in principal payments due 2035 related to our 2035 Senior Notes. The 2035 Senior Notes bear interest at a rate of 5.25%.
12)	$600.0 million in principal payments due 2036 related to our 2036 Senior Notes. The 2036 Senior Notes bear interest at a rate of 4.80%.
13)	$281.9 million in principal payments due 2036 related to our New 2036 Senior Notes. The New 2036 Senior Notes bear interest at a rate of 4.55%.
14)	$500.0 million in principal payments due 2050 related to our 2050 Senior Notes. The 2050 Senior Notes bear interest at a rate of 3.05%.
15)	$850.0 million in principal payments due 2052 related to our 2052 Senior Notes. The 2052 Senior Notes bear interest at a rate of 2.95%.
16)	$21.6 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.42% and 10.35% at September 30, 2026, and have maturity dates ranging from 2028 to 2044.
17)	$13.7 million in principal payments related to our financing leases. Our financing leases bear interest at rates between 1.89% and 12.00% at September 30, 2026, and have expiration dates ranging from 2027 to 2035.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the Revolving Credit Agreement using the term SOFR rate plus the applicable term SOFR margin, the base rate plus the applicable base rate margin, the term CORRA rate plus the applicable margin and the Canadian prime rate plus the applicable prime rate margin at September 30, 2026. We assumed the Revolving Credit Agreement is paid off when it matures in February 2029.
2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the term SOFR rate through the term of the swaps.

Contingent consideration payments include $79.6 million recorded as liabilities in our Condensed Consolidated Financial Statements at September 30, 2026, and $13.4 million of future interest accretion on the recorded obligations.

We are party to operating lease agreements and finance leases. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities and equipment at competitive, market-driven prices.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands of U.S. dollars)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Unconditional purchase obligations	$86,743	$70,161	$16,142	$440	$—
(1)	We are party to unconditional purchase obligations. These purchase obligations are established in the ordinary course of our business and are designed to provide us with access to products at competitive, market-driven prices. At September 30, 2026, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 31.1 million gallons remaining to be purchased for a total of $86.7 million. The current fuel purchase contracts expire on or before December 31, 2029. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2026, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P waste operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $2.248 billion and $2.157 billion at September 30, 2026 and December 31, 2025, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2026, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the nine-month periods ended September 30, 2026 and 2025, at all of our landfills during the respective period, is shown below (tons in thousands):

	Nine Months Ended September 30,
	2026		2025
	Number	Total	Number	Total
	of Sites	Tons	of Sites	Tons
Owned operational landfills and landfills operated under life-of-site agreements	108	39,974	106	38,667
Operated landfills	7	547	7	527
	115	40,521	113	39,194

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as net income, plus income tax provision, plus interest expense, less interest income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments and other operating items, plus other expense, less other income. We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three and nine-month periods ended September 30, 2026 and 2025, is calculated as follows (amounts in thousands of U.S. dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$359,224	$286,271	$874,967	$818,057
Plus: Income tax provision	91,901	88,503	243,446	258,852
Plus: Interest expense	96,376	84,449	275,298	248,074
Less: Interest income	(2,988)	(5,090)	(10,227)	(9,174)
Plus: Depreciation and amortization	339,408	315,330	980,034	912,936
Plus: Closure and post-closure accretion	10,343	11,963	30,962	35,779
Plus: Impairments and other operating items	1,851	60,127	139,901	70,598
Less: Other income, net	(2,768)	(14,542)	(40,105)	(26,463)
Adjustments:
Plus: Transaction-related expenses (a)	3,004	3,835	12,952	19,778
Plus (less): Fair value changes to equity awards (b)	(570)	(509)	(1,839)	527
Adjusted EBITDA	$895,781	$830,337	$2,505,389	$2,328,964
(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects fair value accounting changes associated with certain equity awards.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as valuation measures in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income and adjusted net income per diluted share for the three and nine-month periods ended September 30, 2026 and 2025, are calculated as follows (amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Reported net income	$359,224	$286,271	$874,967	$818,057
Adjustments:
Amortization of intangibles (a)	48,783	51,331	143,647	149,209
Impairments and other operating items (b)	1,851	60,127	139,901	70,598
Transaction-related expenses (c)	3,004	3,835	12,952	19,778
Fair value changes to equity awards (d)	(570)	(509)	(1,839)	527
Tax effect (e)	(13,412)	(29,005)	(74,177)	(59,903)
Adjusted net income	$398,880	$372,050	$1,095,451	$998,266

Diluted earnings per common share:
Reported net income	$1.43	$1.11	$3.45	$3.16
Adjusted net income	$1.58	$1.44	$4.32	$3.86
(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the addback of impairments and other operating items.
(c)	Reflects the addback of acquisition-related transaction costs.
(d)	Reflects fair value accounting changes associated with certain equity awards.
(e)	The aggregate tax effect of the adjustments in footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.

INFLATION

In the current environment, we have seen inflationary pressures resulting from higher materials or labor costs in certain markets and higher resulting third-party costs in areas such as brokerage, repairs and construction, and we have seen impacts from geopolitical events, including the Iran war, that are resulting in increased costs related to diesel and other fuels.  Additionally, significant changes in trade policies, including tariffs in the U.S. or retaliatory policies in other countries, including Canada, may increase the cost of certain equipment we purchase in the U.S. and Canada.  Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs.  To the extent that there are decreases in fuel costs, in some cases, a portion of these reductions are passed through to customers in the form of lower fuel and material surcharges. We believe that, over time, we should be able to increase prices to offset many cost increases that result from inflation and any potential impact from changes in trade policies or tariffs within the ordinary course of business. However, competitive pressures or delays in the timing of rate increases under certain of our contracts may require us to absorb at least part of these cost increases, especially if cost increases exceed the average rate of inflation. Management’s estimates associated with inflation have an impact on our accounting for landfill liabilities.

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

At September 30, 2026, our derivative instruments included one interest rate swap agreement that effectively fixes the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands of U.S. dollars):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at September 30, 2026 and December 31, 2025, of $1.729 billion and $2.182 billion, respectively, including floating rate debt under our Revolving Credit Agreement. A one percentage point increase in interest rates on our variable-rate debt at September 30, 2026 and December 31, 2025, would decrease our annual pre-tax income by approximately $17.3 million and $21.8 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreement described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly. Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases, and we also enter into fixed price fuel purchase contracts. At September 30, 2026, we had no fuel hedge agreements in place; however, we have entered into fixed price diesel fuel purchase contracts for the nine months ended September 30, 2026 as described below.

For the year ending December 31, 2026, we expect to purchase approximately 92.3 million gallons of diesel fuel, of which 50.5 million gallons will be purchased at market prices and 41.8 million gallons will be purchased under our fixed price diesel fuel purchase contracts. We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged, market rate diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. During the three-month period of October 1, 2026 to December 31, 2026, we expect to purchase approximately 12.6 million gallons of diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of diesel fuel over the remaining three months in 2026 would decrease our pre-tax income during this period by approximately $1.3 million.

We market a variety of recyclable materials, including compost, cardboard, mixed paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate recycling operations and market collected recyclable materials to third parties for processing before resale. Where possible, to reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the nine months ended September 30, 2026 and 2025, would have had a $17.8 million and $18.2 million impact on revenues, respectively.

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

Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded as of September 30, 2026, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Information regarding our legal proceedings can be found in Note 17 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 7, 2026, we announced the annual renewal of our NCIB to purchase up to 12,578,462 of our common shares during the period of August 12, 2026 to August 11, 2027 or until such earlier time as the NCIB is completed or terminated at our option. The renewal followed the conclusion of our previous NCIB that expired August 11, 2026. Under the NCIB, we may make share repurchases on the TSX, the NYSE, the NYSE Texas, and/or alternative Canadian trading systems, at the prevailing market price at the time of the transaction and subject to certain volume limitations in accordance with the rules of the TSX and the SEC. The timing and amounts of any repurchases pursuant to the NCIB will depend on market conditions, share price and other factors, including potential acquisition growth opportunities. All common shares purchased under the NCIB will be immediately cancelled following their repurchase. During the nine months ended September 30, 2026, we repurchased 5.7 million of our common shares pursuant to the NCIB in effect during that period at an aggregate cost of $944.4 million, or an average price of $164.77 per share. The table below reflects repurchases we made during the three months ended September 30, 2026:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share (a)	Program (b)	the Program (b)
7/1/26 - 7/31/26	760,886	$171.41	760,886	6,877,674
8/1/26 - 8/31/26	499,961	$169.60	499,961	12,278,382
9/1/26 - 9/30/26	713,399	$160.79	713,399	11,564,983
	1,974,246	$167.11	1,974,246
(a)	This amount represents the weighted average price paid per common share. This price includes a per share commission and buyback taxes paid for all repurchases.
(b)	The annual renewal of our NCIB was announced on August 7, 2026, and unless terminated at our option, it will expire on August 11, 2027 or, if earlier, upon the purchase of the full 12,578,462 common shares authorized for purchase under the NCIB.

Item 5.Other Information

Rule 10b5-1 Trading Plans.

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
4.1

Twelfth Supplemental Indenture, dated as of August 4, 2026, by and between Waste Connections, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on August 4, 2026)

10.1	Separation Benefits Plan Participation Letter Agreement by and between Waste Connections US, Inc. and Derek M. Dague, effective July 27, 2026
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: October 22, 2026	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
President and Chief Executive Officer

Date: October 22, 2026	BY:	/s/ Mary Anne Whitney
Mary Anne Whitney
Executive Vice President and Chief Financial Officer